Form 10-K
period 2006-12-31
Enstar Group LTD
filed 2007-03-16
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33289

ENSTAR GROUP LIMITED
(Exact name of registrant as specified in its charter)

BERMUDA (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

P.O. Box HM 2267
Windsor Place, 3rd Floor, 18 Queen Street
Hamilton HM JX
Bermuda
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (441) 292-3645

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Ordinary shares, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act.  Yes ☐     No ☑

The aggregate market value the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of The Enstar Group, Inc.’s, the registrant’s predecessor, most recently completed second fiscal quarter, June 30, 2006, was approximately $353,351,916.54.

As of March 12, 2007, the registrant had outstanding 11,779,335 ordinary shares, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2007 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Background

Enstar Group Limited (formerly Castlewood Holdings Limited), or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. On January 31, 2007, Enstar completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, or CWMS, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned an approximately 32% economic and 50% voting interest in Enstar.

In addition, immediately prior to the closing of the Merger, Enstar completed a recapitalization pursuant to which it: (1) exchanged all of its outstanding shares of Enstar; (2) designated its initial Board of Directors immediately following the Merger; (3) repurchased certain of its shares held by Trident II, L.P. and its affiliates; (4) made payments totaling $5,076,000 to certain of its executive officers and employees as an incentive to remain with Enstar following the Merger; and (5) purchased, through its wholly-owned subsidiary, Castlewood Limited, the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident II, L.P.

Company Overview

Since its formation, Enstar, through its subsidiaries, has completed several acquisitions of insurance and reinsurance companies and is now administering those businesses in run-off. Enstar derives its net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, Enstar has formed other businesses that provide management and consultancy services, claims inspection services and reinsurance collection services to Enstar affiliates and third-party clients for both fixed and success-based fees.

In the primary (or direct) insurance business, the insurer assumes risk of loss from persons or organizations that are directly subject to the given risks. Such risks may relate to property, casualty, life, accident, health, financial or other perils that may arise from an insurable event. In the reinsurance business, the reinsurer agrees to indemnify an insurance or reinsurance company, referred to as the ceding company, against all or a portion of the insurance risks arising under the policies the ceding company has written or reinsured. When an insurer or reinsurer stops writing new insurance business, either entirely or with respect to a particular line of business, the insurer, reinsurer, or the line of discontinued business is in run-off.

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party, such as Enstar, that specializes in run-off management to purchase the company or portfolio, or to manage the company or portfolio in run-off.

In the sale of a run-off company, a purchaser, such as Enstar, typically pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run- off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

Alternatively, if the insurer or reinsurer hires a third party, such as Enstar, to manage its run-off business, the insurer or reinsurer will, unlike in a sale of the business, receive little or no cash up front. Instead, the management arrangement may provide that the insurer or reinsurer will share in the profits, if any, derived from the run-off with certain incentive payments allocated to the run-off manager. By hiring a run-off manager, the insurer or reinsurer can outsource the management of the run-off business to experienced and capable individuals, while allowing its own management team to focus on the insurer’s or reinsurer’s core businesses. Enstar’s desired approach to managing run-off business is to align its interests with the interests of the owners through both fixed management fees and certain incentive payments. Under certain management arrangements to which Enstar is a party, however, it receives only a fixed management fee and does not receive any incentive payments.

Following the purchase of a run-off company or the engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Enstar’s approach to managing its acquired companies in run-off as well as run-off companies or portfolios of businesses on behalf of third-party clients includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement for an agreed upon up-front payment by Enstar, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. Enstar attempts to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

Following the acquisition of a company in run-off, or new consulting engagement, Enstar will spend time analyzing the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis. This analysis enables Enstar to identify a target list, based on the nature and value of exposures, of those policyholders and reinsurers it wishes to approach to discuss commutation or policy buy-back. Furthermore, following the acquisition of a company in run-off, or new consulting engagement, Enstar will often be approached by policyholders or reinsurers requesting commutation or policy buy-back. In these instances Enstar will also carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation or policy buy-back. From the initial analysis of the underlying exposures it may take several months, or even years, before a commutation or policy buy-back is completed. In a number of cases, if Enstar and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation or policy buy-back may not be achievable, in which case Enstar will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.

Insureds and reinsureds are often willing to commute with Enstar, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide a source of funds to meet future claim payments or even commutation of their underlying exposure. As such, subject to negotiating an acceptable settlement, all of Enstar’s insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time. Many sellers of companies that Enstar acquires have secure claims paying ratings and ongoing underwriting relationships with insureds and reinsureds which often hinders their ability to commute the underlying insurance or reinsurance policies. Enstar’s lack of claims paying rating and its lack of potential conflicts with insureds and reinsureds of companies it acquires provides a greater ability to commute the newly acquired policies than that of the sellers.

Enstar also attempts, where appropriate, to negotiate favorable commutations with reinsurers by securing the receipt of a lump-sum settlement from the reinsurer in complete satisfaction of the reinsurer’s liability in respect of any future claims. Enstar, or the third-party client, is then fully responsible for any claims in the future. Enstar typically invests proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

Strategy

Enstar’s corporate objective is to generate returns on capital that appropriately reward it for risks it assumes. Enstar intends to achieve this objective by executing the following strategies:

•	Establish Leadership Position in the Run-Off Market by Leveraging Management’s Experience and Relationships. Enstar intends to continue to utilize the extensive experience and significant relationships of its senior management team to establish itself as a leader in the run-off segment of the insurance and reinsurance market. The strength and reputation of Enstar’s management team is expected to generate opportunities for Enstar to acquire or manage companies and portfolios in run-off, to price effectively the acquisition or management of such businesses, and, most importantly, to manage the run-off of such businesses efficiently and profitably.

•	Professionally Manage Claims. Enstar is professional and disciplined in managing claims against run-off companies and portfolios it owns or manages. Enstar’s management understands the need to dispose of certain risks expeditiously and cost-effectively by constantly analyzing changes in the market and efficiently settling claims with the assistance of its experienced claims adjusters and in-house and external legal counsel. When Enstar acquires or begins managing a company or portfolio it initially determines which claims are valid through the use of experienced in-house adjusters and claims experts. Enstar pays valid claims on a timely basis, and looks to well-documented policy exclusions and coverage issues where applicable and litigates when necessary to avoid invalid claims under existing policies and reinsurance agreements.

•	Commutation of Assumed Liabilities and Ceded Reinsurance Assets. Using detailed analysis and actuarial projections, Enstar negotiates with the policyholders of the insurance and reinsurance companies or portfolios it owns or manages with a view to commuting insurance and reinsurance liabilities for an agreed upon up-front payment at a discount to the ultimate liability. Such commutations can take the form of policy buy-backs and structured settlements over fixed periods of time. Enstar also negotiates with reinsurers to commute their reinsurance agreements providing coverage to Enstar’s subsidiaries on terms that Enstar believes to be favorable based on then-current market knowledge. Enstar invests the proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

•	Continue Commitment to Highly Disciplined Acquisition, Management and Reinsurance Practices. Enstar utilizes a disciplined approach to minimize risk and increase the probability of positive operating results from acquisitions and companies and portfolios it manages. Enstar carefully reviews acquisition candidates and management engagements for consistency with accomplishing its long-term objective of producing positive operating results. Enstar focuses its investigation on the risk exposure, claims practices, reserve requirements, outstanding claims and its ability to price an acquisition or engagement on terms that will provide positive operating results. In particular, Enstar carefully reviews all outstanding claims and case reserves, and follows a highly disciplined approach to managing allocated loss adjustment expenses, such as the cost of defense counsel, expert witnesses, and related fees and expenses.

•	Manage Capital Prudently. Enstar manages its capital prudently relative to its risk exposure and liquidity requirements to maximize profitability and long-term growth in shareholder value. Enstar’s capital management strategy is to deploy capital efficiently to acquisitions, reinsurance opportunities and to establish (and re-establish, when necessary) adequate loss reserves to protect against future adverse developments.

Acquisition of Insurers or Portfolios in Run-Off

Enstar specializes in the negotiated acquisition and management of insurance and reinsurance companies and portfolios in run-off. Enstar approaches, or is approached by, primary insurers or reinsurance providers with portfolios of business to be sold or managed in run-off. Enstar evaluates each opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, and seeking an appropriate discount and/or seller indemnification to reflect the uncertainty contained in the portfolio’s reserves.

Based on this initial analysis, Enstar can determine if a company or portfolio of business would add value to its current portfolio of run-off business. If Enstar determines to pursue the purchase of a company in run-off, it then proceeds to price the acquisition in a manner it believes will result in positive operating results based on certain assumptions including, without limitation, its ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.

With respect to its U.K. and Bermudian insurance and reinsurance subsidiaries, Enstar is able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting a solvent scheme of arrangement whereby a local court-sanctioned scheme, approved by a statutory majority of voting creditors, provides for a one-time full and final settlement of an insurance or reinsurance company’s obligations to its policyholders.

Acquisitions to Date

In November 2001, a wholly-owned subsidiary of Enstar completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited, or River Thames, based in London, England, and Overseas Reinsurance Corporation Limited, or Overseas Reinsurance, based in Bermuda. The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

In August 2002, Enstar purchased Hudson Reinsurance Company Limited, or Hudson, a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers’ compensation on a worldwide basis, and Enstar is now administering the run-off of its claims.

In March 2003, Enstar and Shinsei Bank, Limited, or Shinsei, completed the acquisition of The Toa-Re Insurance Company (UK) Limited, a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46.4 million. Upon completion of the transaction, Toa-Re’s name was changed to Hillcot Re Limited. Hillcot Re Limited underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and went into run-off. The acquisition was effected through Hillcot Holdings Ltd., or Hillcot, a Bermuda company, in which Enstar has a 50.1% economic interest and a 50% voting interest. Hillcot is included in Enstar’s consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei. Enstar’s results of operations include the results of Hillcot Re Limited from the date of acquisition in March 2003.

During 2004, Enstar, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd., or Mercantile, Harper Insurance Limited (formerly Turegum Insurance Company), or Harper, and Longmynd Insurance Company Ltd. (formerly Security Insurance Company (UK) Ltd.), or Longmynd, all of which were in run-off, for a total purchase price of approximately $4.5 million. Enstar recorded an extraordinary gain of approximately $21.8 million in 2004 relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

In May 2005, Enstar, through one of its subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.

In March 2006, Enstar and Shinsei, through Hillcot, completed the acquisition of Aioi Insurance Company of Europe Limited, or Aioi Europe, a London-based subsidiary of Aioi Insurance Company, Limited. Aioi Europe has underwritten general insurance and reinsurance business in Europe for its own account from 1982 until 2002 when it generally ceased underwriting and placed its general insurance and reinsurance business into run-off. The aggregate purchase price paid for Aioi Europe was £62 million (approximately $108.9 million), with £50 million in cash paid upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. Upon completion of the transaction, Aioi Europe changed its name to Brampton Insurance Company Limited. Enstar recorded an extraordinary gain of approximately $4.3 million, net of minority interest, in 2006 relating to the excess of the fair value of the net assets acquired over the cost of this acquisition. In April 2006, Hillcot Holdings Limited borrowed approximately $44 million from a London-based bank to partially assist with the financing of the Aioi Europe acquisition. Following a repurchase by Aioi Europe of its shares valued at

£40 million in May 2006, Hillcot Holdings repaid the promissory note and reduced the bank borrowing to $19.2 million, which is repayable in April 2010.

In October 2006, Enstar, through its subsidiary Virginia Holdings Ltd., or Virginia, purchased Cavell Holdings Limited (U.K.), or Cavell, for approximately £31.8 million (approximately $59.5 million). Cavell owns a U.K. reinsurance company and a Norwegian reinsurer, both of which wrote portfolios of international reinsurance business and went into run-off in 1993 and 1992, respectively. The purchase price was funded by $24.5 million borrowed under a facility loan agreement with a London-based bank and available cash on hand.

In November 2006, Enstar, through Virginia, purchased Unione Italiana (U.K.) Reinsurance Company Limited, or Unione, a U.K. company, for approximately $17.2 million. Unione underwrote business from the 1940’s though to 1995. Prior to acquisition, Unione closed the majority of its portfolio by way of a solvent scheme of arrangement in the U.K. Unione’s remaining business is a portfolio of international insurance and reinsurance which has been in run-off since 1971. The purchase price was borrowed from a subsidiary of Enstar’s equity owned affiliate, B.H. Acquisition Ltd.

Enstar recorded an extraordinary gain of $26.7 million in the fourth quarter of 2006 relating to the excess of the fair value of the net assets acquired over the costs of Cavell and Unione.

On January 31, 2007, Enstar completed the Merger of CWMS with and into EGI and, as a result, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned approximately 32% economic and 50% voting interests in Enstar. As a result of the completion of the Merger, B.H. Acquisition Limited, or B.H. Acquisition, is now a wholly-owned subsidiary of Enstar.

On February 23, 2007, Enstar through Oceania Holdings Ltd, its wholly-owned subsidiary, completed the acquisition of Inter-Ocean Holdings Ltd. (“Inter-Ocean”). The total purchase price was approximately $57 million, which was funded by $26.8 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Inter-Ocean owns two reinsurers, one based in Bermuda and one based in Ireland. Both of these companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed.

On June 16, 2006, a wholly-owned subsidiary of Enstar entered into a definitive agreement with Dukes Place Holdings, L.P., a portfolio company of GSC Partners, for the purchase of a minority interest in a U.S. holding company that owns two property and casualty insurers based in the United States, both of which are in run-off. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various other closing conditions. As a consequence, Enstar cannot predict if or when this transaction will be completed.

Management of Run-Off Portfolios

Enstar is a party to several management engagements pursuant to which it has agreed to manage the run-off portfolio of a third party. Such arrangements are advantageous for third-party insurers because they allow a third-party insurer to focus their management efforts on their core competency while allowing them to maintain the portfolio of business on their balance sheet. In addition, Enstar’s expertise in managing portfolios in run-off allows the third-party insurer the opportunity to potentially realize positive operating results if Enstar achieves its objectives in management of the run-off portfolio. Enstar specializes in the collection of reinsurance receivables through its indirect subsidiary Kinsale Brokers Limited. Through Enstar’s subsidiaries, Castlewood (US) Inc. and Cranmore Adjusters Limited, Enstar also specializes in providing claims inspection services whereby Enstar is engaged by third-party insurance and reinsurance providers to review certain of their existing insurance and reinsurance exposures, relationships, policies and/or claims history.

Enstar’s primary objective in structuring its management arrangements is to align the third-party insurer’s interests with those of Enstar. Consequently, management agreements typically are structured so that Enstar receives fixed fees in connection with the management of the run-off portfolio and also typically receives certain incentive payments based on a portfolio’s positive operating results.

Management Agreements

Enstar has entered into approximately 11 management agreements with third-party clients to manage certain run-off portfolios with gross loss reserves (as of December 31, 2006) of approximately $3 billion. The fees generated by these engagements include both fixed and incentive-based remuneration based on Enstar’s success in achieving certain objectives. These agreements do not include the recurring engagements managed by Enstar’s claims inspection and reinsurance collection subsidiaries, Cranmore Adjusters Limited and Kinsale Brokers Limited, respectively.

Claims Management and Administration

An integral factor to Enstar’s success is its ability to analyze, administer, manage and settle claims and related expenses, such as loss adjustment expenses. Enstar’s claims teams are located in different offices within its organization and provide global claims support. Enstar has implemented claims handling guidelines and claims reporting and control procedures in all of its claims units. To ensure that claims are handled and reported in accordance with these guidelines, all claims matters are reviewed regularly, with all material claims matters being circulated to and reviewed by management prior to any action being taken.

When Enstar receives notice of a claim, regardless of size and regardless of whether it is a paid claim request or a reserve advice, it is reviewed and recorded within its claims system reserving Enstar’s rights where appropriate. Claims reserve movements and payments are reviewed daily, with any material movements being reported to management for review. This enables “flash reporting” of significant events and potential insurance or reinsurance losses to be communicated to senior management worldwide on a timely basis irrespective from which geographical location or business unit location the exposure arises.

Enstar also is able to efficiently manage claims and obtain savings through its extensive relationships with defense counsel (both in-house and external), third-party claims administrators and other professional advisors and experts. Enstar has developed relationships and protocols to reduce the number of outside counsel by consolidating claims of similar types and complexity with appropriate law firms specializing in the particular type of claim. This approach has enabled Enstar to more efficiently manage outside counsel and other third parties, thereby reducing expenses, and to establish closer relationships with ceding companies.

When appropriate, Enstar negotiates with direct insureds to buy back policies either on favorable terms or to mitigate against potential future indemnity exposures and legal costs in an uncertain and constantly evolving legal environment. Where appropriate, Enstar also pursues commutations on favorable terms with ceding companies of reinsurance business in order to realize savings or to mitigate against potential future indemnity exposures and legal costs. Such buy-backs and commutations eliminate all past, present and future liability to direct insureds and reinsureds in return for a lump sum payment.

With regard to reinsurance receivables, Enstar manages cash flow by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, taking appropriate legal action to secure receivables where necessary. Enstar also attempts where appropriate to negotiate favorable commutations with its reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims. Properly priced commutations reduce the expense of adjusting direct claims and pursuing collection of reinsurance receivables (both of which may often involve extensive legal expense), realize savings, remove the potential future volatility of claims and reduce required regulatory capital.

Reserves for Unpaid Losses and Loss Adjustment Expense

Applicable insurance laws and generally accepted accounting practices require Enstar to maintain reserves to cover its estimated losses under insurance policies that it has assumed and for loss adjustment expense, or LAE, relating to the investigation, administration and settlement of policy claims. Enstar’s LAE reserves consist of both reserves for allocated loss adjustment expenses, or ALAE, and for unallocated loss adjustment expenses, or ULAE. ALAE are linked to the settlement of an individual claim or loss, whereas ULAE reserve is based on the Company’s estimates of future costs to administer the claims.

Enstar and its subsidiaries establish losses and LAE reserves for individual claims by evaluating reported claims on the basis of:

•	its knowledge of the circumstances surrounding the claim;

•	the severity of the injury or damage;

•	the jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	the type of loss; and

•	its experience with the line of business and policy provisions relating to the particular type of claim.

Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, the liability for unpaid losses and LAE is based largely upon estimates. Enstar’s management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and LAE for property and casualty business includes amounts determined from loss reports on individual cases and amounts for losses incurred but not reported, or IBNR. Such reserves, including IBNR reserves, are estimated by management based upon loss reports received from ceding companies, supplemented by Enstar’s own estimates of losses for which no ceding company loss reports have yet been received.

In establishing reserves, management also considers actuarial estimates of ultimate losses. Enstar’s actuaries employ generally accepted actuarial methodologies and procedures to estimate ultimate losses and loss expenses. In addition, a loss reserve study is prepared by an independent actuary annually in order to provide additional insight into the reasonableness of Enstar’s reserves for losses and loss expenses.

Enstar’s loss reserves are largely related to casualty exposures including latent exposures primarily relating to asbestos and environmental, or A&E, as discussed below. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claims history do not exist. There is significant coverage litigation involved with these exposures which creates further uncertainty in the estimation of the liabilities. As such, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by Enstar will be adequate or will not be adversely affected by the development of other latent exposures. The actuarial methods used to estimate ultimate loss and ALAE for Enstar’s latent exposures are discussed below.

For the non-latent loss exposures, a range of traditional loss development extrapolation techniques is applied. Incremental paid and incurred loss development methodologies are the most commonly used methods. Traditional cumulative paid and incurred loss development methods are used where inception-to-date, cumulative paid and reported incurred loss development history is available. These methods assume that cohorts, or groups, of losses from similar exposures will increase over time in a predictable manner. Historical paid and incurred loss development experience is examined for earlier underwriting years to make inferences about how later underwriting years’ losses will develop. Where company-specific loss information is not available or not reliable, industry loss development information published by reliable industry sources such as the Reinsurance Association of America is considered.

The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

The loss development tables below show changes in Enstar’s gross and net loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. The first table shows, in the first section of the table, Enstar’s gross reserve for unpaid losses (including IBNR losses) and LAE. The second table shows, in the first section of the table, Enstar’s reserve for unpaid losses (including IBNR losses) and LAE net of reinsurance. The second section of each table shows Enstar’s re-estimates of the reserve in later years. The third section of each table shows the cumulative amounts of losses paid as of the end of each succeeding year. The “cumulative redundancy” line in each table represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

Gross Loss and Loss
Adjustment Expense
Reserves	2001	2002	2003	2004	2005	2006
	(in thousands of U.S. dollars)

Reserves assumed	$419,717	$284,409	$381,531	$1,047,313	$806,559	$1,214,419
1 year later	348,279	302,986	365,913	900,274	909,984
2 years later	360,558	299,281	284,583	1,002,773
3 years later	359,771	278,020	272,537
4 years later	332,904	264,040
5 years later	316,257

Gross Paid Losses	2001	2002	2003	2004	2005	2006

1 year later	$97,036	$43,721	$19,260	$110,193	$117,666
2 years later	123,844	64,900	43,082	226,225
3 years later	142,282	84,895	61,715
4 years later	160,193	101,414
5 years later	174,476
Reserve Redundancy/ (Deficiency)	$103,460	$20,369	$108,994	$44,540	$(103,425)

Net Loss and Loss
Adjustment Expense
Reserves	2001	2002	2003	2004	2005	2006
	(in thousands of U.S. dollars)

Reserves assumed	$224,507	$184,518	$230,155	$736,660	$593,160	$872,260
1 year later	190,768	176,444	220,712	653,039	590,153
2 years later	176,118	178,088	164,319	652,195
3 years later	180,635	138,251	149,980
4 years later	135,219	129,923
5 years later	124,221

Net Paid Losses	2001	2001	2003	2004	2005	2006

1 year later	$38,634	$10,557	$11,354	$78,488	$79,398
2 years later	32,291	24,978	6,312	161,178
3 years later	44,153	17,304	9,161
4 years later	34,483	24,287
5 years later	39,232
Reserve Redundancy/ (Deficiency)	$100,286	$54,595	$80,175	$84,465	$3,007

The $103.4 million gross deficiency arising in 2006 on gross reserves carried at December 31, 2005 is comprised of $115.6 million deficiency on one of Enstar’s insurance companies offset by $12.2 million redundancy in Enstar’s remaining insurance and reinsurance entities. This company benefits from substantial reinsurance protection such that the $115.6 million gross deficiency is reduced to a $3.4 million net deficiency.

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001
	(in thousands of U.S. dollars)

Net reserves for losses and loss adjustment expenses, beginning of period	$593,160	$736,660	$230,155	$184,518	$224,507	$—
Incurred related to prior years	(31,927)	(96,007)	(13,706)	(24,044)	(48,758)	(90)
Paids related to prior years	(75,293)	(69,007)	(19,019)	(4,094)	(32,272)	(2,260)
Effect of exchange rate movement	24,856	3,652	4,124	10,575	6,774	2,750
Acquired on acquisition of subsidiaries	361,463	17,862	535,106	63,200	34,267	224,107

Net reserves for losses and loss adjustment expenses, end of period	$872,259	$593,160	$736,660	$230,155	$184,518	$224,507

In the table above, incurred losses and loss adjustment expenses related to prior years represents changes in estimates of prior period net loss and loss adjustment expense liabilities comprising net incurred loss movements during a period and changes in estimates of net IBNR liabilities. Net incurred loss movements during a period comprise increases or reductions in specific case reserves advised during the period to Enstar by its policyholders and attorneys, or by Enstar to its reinsurers, less claims settlements made during the period by Enstar to its policyholders, plus claim receipts made to Enstar by its reinsurers. Prior period estimates of net IBNR liabilities may change as Enstar’s management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. The trend of incurred loss development in any period comprises the movement in net case reserves less net claims settled during the period. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” beginning on page 54 for an explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities.

Commutations provide an opportunity for Enstar to exit exposures to entire policies with insureds and reinsureds at a discount to the previously estimated ultimate liability. Enstar’s internal and external actuaries eliminate all prior historical loss development that relates to commuted exposures and apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess estimates of ultimate liabilities.

Policy buy-backs provide an opportunity for Enstar to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of Enstar’s routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Enstar’s actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 54), compares the trend of Enstar’s loss development to that of the industry. To the extent that the trend of Enstar’s loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2006 was $31.9 million, excluding the impacts of adverse foreign exchange rate movements of $24.9 million and including both net reduction in loss and loss adjustment expense liabilities of $2.7 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $1.3 million. The net reduction in loss and loss adjustment expense liabilities for 2006 of $31.9 million was attributable to a reduction in estimates of net ultimate losses of $21.4 million, a reduction in estimates of loss adjustment expense liabilities of $15.1 million relating to 2006 run-off activity, a reduction in aggregate provisions for bad debt of $6.3 million, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.9 million. The reduction in estimates of net ultimate losses of $21.4 million comprised of net adverse incurred loss development of $37.9 million offset by reductions in estimates of IBNR reserves of $59.3 million. An increase in estimates of ultimate losses of $3.4 million relating to one of Enstar’s insurance entities was offset by reductions in estimates of net ultimate losses of $24.8 million in Enstar’s remaining insurance and reinsurance entities.

The adverse incurred loss development of $37.9 million, whereby advised case and LAE reserves of $37.4 million were settled for net paid losses of $75.3 million, comprised adverse incurred loss development of $59.2 million relating to one of Enstar’s insurance companies partially offset by favorable incurred loss development of $21.3 million relating to Enstar’s remaining insurance and reinsurance companies.

The adverse incurred loss development of $59.2 million relating to one of Enstar’s insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 10 commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed asbestos and environmental loss reporting time-lag as discussed further below. Of the 10 commutations completed for this entity, two were among its top ten cedant and/or reinsurance exposures. The remaining 8 were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the adverse loss development of $59.2 million was largely offset by a recoverable from a single AA rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by Enstar.

The favorable incurred loss development of $21.3 million, relating to Enstar’s remaining insurance and reinsurance companies, whereby net advised case reserves of $15.3 million were settled for net paid loss recoveries of $6.0 million, arose from approximately 35 commutations of assumed and ceded exposures at less than case and LAE reserves, where receipts from ceded commutations exceeded settlements of assumed exposures, and the settlement of non-commuted losses in the year below carried reserves. Enstar adopts a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements may often be achieved below the level of the originally advised loss.

The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to Enstar’s remaining insurance and reinsurance companies (i.e. excluding the net $55.8 million reduction in IBNR reserves relating to the entity referred to above) amounted to $3.5 million. This net reduction is comprised of an increase of $19.8 million resulting from (i) a change in assumptions as to the appropriate loss reporting time lag for asbestos related exposures from 2 to 3 years and for environmental exposures from 2 to 2.5 years which resulted in an increase in net IBNR reserves of $6.4 million, and (ii) a reduction in ceded IBNR recoverables of $13.4 million resulting from the commutation of ceded reinsurance protections. The increase in IBNR of $19.8 million is offset by a reduction of $23.3 million resulting from the application Enstar’s reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 35 commutations, and (ii) reduced case and LAE reserves in the aggregate. Of the 35 commutations completed during 2006 for the remaining Enstar reinsurance and insurance companies, ten were among their top ten cedant and/or reinsurance exposures. The remaining 25 were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2005 was $96.0 million, excluding the impacts of adverse foreign exchange rate movements of $3.7 million and including both net reduction in loss and loss adjustment expense liabilities of $7.4 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $1.3 million. The net reduction in loss and loss adjustment expense liabilities for 2005 of $96.0 million was attributable to a reduction in estimates of net ultimate losses of $73.2 million, a reduction in estimates of loss adjustment expense liabilities of $10.5 million, relating to 2005 run-off activity, a reduction in aggregate provisions for bad debt of $20.2 million, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $7.9 million. The reduction in estimates of net ultimate losses of $73.2 million comprised of favorable incurred loss development during the year of $5.9 million and reductions in estimates of IBNR reserves of $67.3 million. The favorable incurred loss development, whereby advised case and LAE reserves of $74.9 million were settled for net paid losses of $69.0 million, arose from approximately 68 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of non-commuted losses in the year below carried reserves. Enstar adopts a disciplined approach, through claims adjusting and the inspection of underlying policyholder records, to the review and settlement of non-commuted claims such that settlements may often be achieved below the level of the originally advised loss. The $67.3 million reduction in the estimate of IBNR loss and loss adjustment expense liabilities resulted from the application of Enstar’s reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 68 commutations, and (ii) reduced case and LAE reserves in the aggregate. The application of Enstar’s reserving methodologies to the reduced historical incurred loss development information relating to Enstar’s remaining exposures after elimination of the historical loss development relating to the 68 commuted exposures had the following effects (with the methodologies that weighed most heavily in the analysis for this period listed first):

•	Under the Ultimate-to-Incurred Method, the application of the ratio of estimated industry ultimate losses to industry incurred-to-date losses to Enstar’s reduced incurred-to-date losses resulted in reduced estimates of loss reserves.

•	Application of the Paid Survival Ratio Method to the reduced historical loss development information resulted in lower expected average annual payment amounts compared to the previous year, which, when multiplied by the expected industry benchmark for future number of payment years, led to reductions in Enstar’s estimated loss reserves.

•	Under the Paid Market Share Method, Enstar’s reduced historical calendar year payments resulted in a reduction of Enstar’s indicated market share of industry paid losses and thus Enstar’s market share of estimated industry loss reserves.

•	Under the Reserve-to-Paid Method, the application of the ratio of industry reserves to industry paid-to-date losses to Enstar’s reduced paid-to-date losses resulted in reduced estimates of loss reserves.

Under the IBNR:Case Ratio Method, the application of ratios of industry IBNR reserves to industry case reserves to Enstar’s case reserves resulted in reduced estimates of IBNR loss reserves as a result of the aggregate reduction, combining the impact of commutations and settlement of non-commuted losses, in Enstar’s case and LAE reserves of $74.9 million during the year. As such case and LAE reserves were settled for less than $74.9 million, the IBNR reserves determined under the IBNR:Case ratio method associated with such case reserves were eliminated. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expense Liabilities” beginning on page 54 for a further explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities. Of the 68 commutations completed during 2005, ten were among the top ten cedant and/or reinsurance exposures of the individual Enstar reinsurance subsidiaries involved. The remaining 58 were of smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

Net reduction in loss and loss adjustment expense in 2004 amounted to $13.7 million, excluding the impacts of adverse foreign exchange rate movements of $4.1 million and including premium and commission adjustments triggered by incurred losses of $0.1 million. Total favorable net incurred loss development during 2004 of $14.7 million, whereby advised case and LAE reserves of $33.7 million were settled for net paid losses of $19.0 million, included adverse incurred development of asbestos and environmental exposures the combination of which resulted in a net increase in IBNR loss reserves of $15.7 million. The increase in IBNR of $15.7 million offset by the favorable incurred development of $14.7 million resulted in an increase in net ultimate losses of $1.0 million. The favorable incurred loss development arose from approximately 36 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of losses in the year below carried reserves. Of the 36 commutations completed during 2004, three were among the top ten cedant and/or reinsurance exposures of the individual Enstar reinsurance subsidiaries involved. The remaining 33 were of smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. There was no change to the provisions for bad debts in 2004. In 2004, Enstar reduced its estimate of loss adjustment expense liabilities by $14.7 million relating to 2004 run-off activity.

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2003 was $24.0 million, excluding the impacts of adverse foreign exchange rate movements of $10.6 million and including net reduction in loss and loss adjustment expense liabilities of $5.4 million relating to companies acquired during the year. The net reduction in loss and loss adjustment expense liabilities for 2003 was primarily attributable to a reduction in estimates of ultimate net losses of $13.6 million, partly comprised of favorable incurred loss development during the year of $5.8 million, whereby advised case and LAE reserves of $9.9 million were settled for net paid losses of $4.1 million. The favorable incurred loss development arose from approximately 13 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of losses in the year below carried reserves which contributed to reductions in actuarial estimates of IBNR losses of $7.8 million. Of the 13 commutations completed during 2003, two were among the top ten cedant and/or reinsurance exposures of the individual Enstar reinsurance subsidiaries involved. The remaining 11 were of smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. During 2003, Enstar reduced its estimate of loss adjustment expense liabilities by $10.4 million relating to 2003 run-off activity.

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2002 was $48.8 million, excluding the impacts of adverse foreign exchange rate movements of $6.8 million and including premium and commission adjustments triggered by incurred losses of $8.2 million. The net reduction in loss and loss adjustment expense liabilities for 2002 was primarily attributable to a reduction in estimates of ultimate net losses of $50.7 million, primarily as a result of the commutation of Enstar’s single largest reinsurance liability and reinsurance receivable with one counter party as well as favorable incurred loss development during the year, whereby advised case and LAE reserves of $21.7 million were settled for net paid losses of $32.3 million. The commutation of Enstar’s largest liability and receivable together with favorable incurred loss development, that arose from approximately ten commutations of assumed and ceded exposures and the settlement of losses below carried reserves which contributed to reductions in actuarial estimates of IBNR losses of $61.2 million. Of the ten commutations completed during 2002, excluding the largest, one was among the top ten cedant and/or reinsurance exposures. The remaining nine were of smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. During 2002, Enstar increased its estimate of loss adjustment expense liabilities by $1.9 million relating to 2002 run-off activity.

The loss development tables below relate to B.H. Acquisition, which, as of the date of the Merger, became a wholly-owned subsidiary of Enstar. The first table shows, in the first section of the table, B.H. Acquisition’s gross reserve for unpaid losses (including IBNR losses) and LAE. The second table shows, in the first section of the table, B.H. Acquisition’s reserve for unpaid losses (including IBNR losses) and LAE net of reinsurance. The second section of each table shows B.H. Acquisition’s re-estimates of the reserve in later years. The third section of each table shows the cumulative amounts of losses paid as of the end of each succeeding year. The “cumulative redundancy (deficiency)” line in each table represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

Gross Loss and Loss Adjustment Expense Reserves	2000	2001	2002	2003	2004	2005	2006
	(in thousands of U.S. dollars)

Reserves assumed	$114,813	$100,635	$72,421	$71,217	$62,349	$58,470	$59,815
1 year later	111,047	77,741	86,975	69,372	64,263	62,464
2 years later	90,404	80,324	87,351	73,517	70,675
3 years later	92,987	80,699	91,495	79,929
4 years later	93,363	84,844	97,908
5 years later	97,507	91,256
6 years later	103,919

Gross Paid Losses	2000	2001	2002	2003	2004	2005	2006

1 year later	$10,412	$5,320	$15,759	$7,023	$5,793	$5,067
2 years later	17,983	9,107	25,002	15,046	10,860
3 years later	21,770	18,350	33,025	20,114
4 years later	31,013	26,374	38,093
5 years later	39,037	31,441
6 years later	44,104
Reserve Redundancy/ (Deficiency)	$10,894	$9,379	$(25,487)	$(8,712)	$(8,326)	$(3,994)

Net Loss and Loss Adjustment Expense Reserves	2000	2001	2002	2003	2004	2005	2006
	(in thousands of U.S. dollars)

Reserves assumed	$82,998	$72,540	$48,579	$42,712	$38,832	$55,712	$58,608
1 year later	76,348	51,649	52,837	41,269	36,439	58,343
2 years later	57,708	43,935	53,615	41,106	41,487
3 years later	49,994	44,713	53,452	46,155
4 years later	50,772	44,550	58,500
5 years later	50,609	49,598
6 years later	55,657

Net Paid Losses	2000	2001	2001	2003	2004	2005	2006

1 year later	$3,808	$3,070	$10,125	$2,437	$(19,273)	$2,153
2 years later	9,129	1,223	14,782	(14,606)	(17,121)
3 years later	7,282	5,881	(2,260)	(12,453)
4 years later	11,939	(11,162)	(108)
5 years later	(5,103)	(9,010)
6 years later	(2,951)
Reserve Redundancy/ (Deficiency)	$27,331	$22,942	$(9,921)	$(3,443)	$(2,655)	$(2,630)

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded for B.H. Acquisition.

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001
	(in thousands of U.S. dollars)

Net reserves for losses and loss expenses, beginning of period	$55,712	$38,832	$42,712	$48,578	$72,540	$82,988
Incurred related to prior years	1,886	(50)	(1,713)	2,068	(23,588)	(2,711)
Paids related to prior years	265	19,274	(2,437)	(10,125)	(3,071)	(3,808)
Effect of exchange rate movement	745	(2,344)	270	2,191	2,697	(3,929)

Net reserves for losses and loss expenses, end of period	$58,608	$55,712	$38,832	$42,712	$48,578	$72,540

During 2005, B.H. Acquisition negotiated and completed a commutation transaction with a major reinsurer whereby B.H. Acquisition’s right to recover future losses ceded to the reinsurer was exchanged for a payment of $23 million. The paid loss recoveries in the year, including the $23 million commutation receipt, exceeded the gross paid losses resulting in a net paid recovery in the year.

Asbestos and Environmental (A&E) Exposure

General A&E Exposures

A number of Enstar’s subsidiaries wrote general liability policies and reinsurance prior to their acquisition by Enstar under which policyholders continue to present asbestos-related injury claims and claims alleging injury, damage or clean-up costs arising from environmental pollution. These policies, and the associated claims, are referred to as A&E exposures. The vast majority of these claims are presented under policies written many years ago.

There is a great deal of uncertainty surrounding A&E claims. This uncertainty impacts the ability of insurers and reinsurers to estimate the ultimate amount of unpaid claims and related LAE. The majority of these claims differ from any other type of claim because there is inadequate loss development and there is significant uncertainty regarding what, if any, coverage exists, to which, if any, policy years claims are attributable and which, if any, insurers/reinsurers may be liable. These uncertainties are exacerbated by lack of clear judicial precedent and legislative interpretations of coverage that may be inconsistent with the intent of the parties to the insurance contracts and expand theories of liability. The insurance and reinsurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is, thus, confronted with continuing uncertainty in its efforts to quantify A&E exposures.

Enstar’s A&E exposure is administered out of its offices in the United Kingdom and Rhode Island and centrally administered from the United Kingdom. In light of the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, management believes that it is prudent to have a centrally administered claim facility to handle A&E claims on behalf of all of Enstar’s subsidiaries. Enstar’s A&E claims staff, headed by a U.S.-qualified attorney experienced in A&E liabilities, proactively administers, on a cost effective basis, the A&E claims submitted to Enstar’s insurance and reinsurance subsidiaries.

Enstar’s independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for Enstar’s A&E exposures. These methods are based on comparisons of Enstar’s loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each relevant Enstar subsidiary and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by Enstar’s independent actuaries to estimate IBNR for A&E exposures.

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g. primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g. first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to the international domicile of Enstar subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g. policy buy-backs and commutations) pursued by Enstar, lists of individual risks remaining and general trends within the legal and tort environments.

1. Paid Survival Ratio Method.  In this method, Enstar’s expected annual average payment amount is multiplied by an expected future number of payment years to get an indicated reserve. Enstar’s historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payments data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. This method has advantages of ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.

2. Paid Market Share Method.  In this method, Enstar’s estimated market share is applied to the industry estimated unpaid losses. The ratio of Enstar’s historical calendar year payments to industry historical calendar year payments is examined to estimate Enstar’s market share. This ratio is then applied to the estimate of industry unpaid losses. Each year, calendar year payment data is updated (for both Enstar and industry), estimates of industry unpaid losses are reviewed and the selection of Enstar’s estimated market share is revisited. This method has the advantage that trends in calendar-year market share can be incorporated into the selection of company share of remaining market payments. A potential disadvantage of this method is that it is particularly sensitive to assumptions regarding the time-lag between industry payments and Enstar payments.

3. Reserve-to-Paid Method.  In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by Enstar’s paid-to-date losses to estimate Enstar’s reserves. Specific considerations in the application of this method include the completeness of Enstar’s paid-to-date loss information, the potential acceleration or deceleration in Enstar’s payments (relative to the industry) due to Enstar’s claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both Enstar and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to Enstar portfolios which do not have complete inception-to-date paid loss history could produce misleading results.

4. IBNR:Case Ratio Method.  In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by Enstar’s case reserves to estimate Enstar IBNR reserves. Specific considerations in the application of this method include the presence of policies reserved at policy limits, changes in overall industry case reserve adequacy and recent loss reporting history for Enstar. Each year, Enstar case reserves are updated, industry reserves are updated and the applicability of the industry IBNR:case ratio is reviewed. This method has the advantage that it incorporates the most recent estimates of amounts needed to settle open cases included in current case reserves. A potential disadvantage is that results could be misleading where Enstar case reserve adequacy differs significantly from overall industry case reserve adequacy.

5. Ultimate-to-Incurred Method.  In this method, the ratio of estimated industry ultimate losses to industry incurred-to-date losses is applied to Enstar incurred-to-date losses to estimate Enstar’s IBNR reserves. Specific considerations in the application of this method include the completeness of Enstar’s incurred-to-date loss information, the potential acceleration or deceleration in Enstar’s incurred losses (relative to the industry) due to Enstar’s claims handling practices and the impact of large individual settlements. Each year incurred-to-date loss information is updated (for both Enstar and the industry) and updates to industry estimated ultimate losses are reviewed. This method has the advantage that it incorporates both paid and case reserve information in projecting ultimate losses. A potential disadvantage is that results could be misleading where cumulative paid loss data is incomplete or where Enstar case reserve adequacy differs significantly from overall industry case reserve adequacy.

Within the annual loss reserve studies produced by Enstar’s external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example asbestos, environmental, casualty, property) and lines of business written (for example marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

As of December 31, 2006, Enstar had thirteen separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 215 reserve categories in total, including 21 distinct asbestos reserving categories and 24 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 21 asbestos reserving categories and each of the 24 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the asbestos and environmental liabilities in general, and the actual Enstar exposure portfolios in particular.

In selecting a recorded reserve, management considers the range of results produced by the methods, and the strengths and weaknesses of the methods in relation to the data available and the specific characteristics of the portfolio under consideration. Trends in both Enstar data and industry data are also considered in the reserve selection process. Recent trends or changes in the relevant tort and legal environments are also considered when assessing methodology results and selecting an appropriate recorded reserve amount for each portfolio.

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects Enstar’s best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2006, Enstar had net loss reserves of $306.9 million for asbestos-related claims and $43.1 million for environmental pollution-related claims. The following table provides an analysis of Enstar’s gross and net loss and ALAE reserves from A&E exposures at year-end 2006, 2005 and 2004 and the movement in gross and net reserves for those years:

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)

Provision for A&E claims and ALAE at January 1	$578,079	$383,957	$743,294	$479,048	$196,217	$92,745
A&E losses and ALAE incurred during the year	90,482	5,558	(93,705)	(31,566)	(4,216)	(29,348)
A&E losses and ALAE paid during the year	(80,333)	(60,635)	(78,635)	(69,014)	(9,436)	(4,087)
Provision for A&E claims and ALAE acquired during the year	77,847	21,083	7,125	5,489	560,729	419,738

Provision for A&E claims and ALAE at December 31	$666,075	$349,963	$578,079	$383,957	$743,294	$479,048

Excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased during 2004 and 2005 by $13.7 million and $172.3 million respectively on a gross basis ($33.4 million and $100.6 million on a net basis). The reductions arose from paid claims, successful commutations, policy buybacks, generally favorable claim settlements and actuarial analysis of remaining liabilities during each year. During 2006, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities increased by $10.1 million gross and decreased by $55.1 million net. The increase in gross reserves arose from adverse incurred development and actuarial analysis of remaining liabilities from one particular Enstar insurance subsidiary amounting to $104.7 million less claim settlements of $73.2 million. As the entity in question benefits from substantial reinsurance protection, the gross incurred loss of $104.7 million reduces to $10.1 million on a net basis.

Asbestos continues to be the most significant and difficult mass tort for the insurance industry in terms of claims volume and expense. Enstar believes that the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries for asbestos claims, from both a coverage and liability perspective. Generally, only policies underwritten prior to 1986 have potential asbestos exposure, since most policies underwritten after this date contain an absolute asbestos exclusion.

In recent years, especially from 2001 through 2003, the industry has experienced increasing numbers of asbestos claims, including claims from individuals who do not appear to be impaired by asbestos exposure. Since 2003, however, new claim filings have been fairly stable. It is possible that the increases observed in the early part of the decade were triggered by various state tort reforms (discussed immediately below). At this point, Enstar can not predict whether claim filings will return to pre-2004 levels, remain stable, or begin to decrease.

Since 2001, several U.S. states have proposed, and in many cases enacted, tort reform statutes that impact asbestos litigation by, for example, making it more difficult for a diverse group of plaintiffs to jointly file a single case, reducing “forum-shopping” by requiring that a potential plaintiff must have been exposed to asbestos in the state in which he/she files a lawsuit, or permitting consolidation of discovery. These statutes typically apply to suits filed after a stated date. When a statute is proposed or enacted, asbestos defendants often experience a marked increase in new lawsuits, as plaintiffs’ attorneys seek to file suit before the effective date of the legislation. Some of this increased claim volume likely represents an acceleration of valid claims that would have been brought in the future, while some claims will likely prove to have little or no merit. As many of these claims are still pending, Enstar cannot predict what portion of the increased number of claims represent valid claims. Also, the acceleration of claims increases the uncertainty surrounding projections of future claims in the affected jurisdictions.

During the same timeframe as tort reform, the U.S. federal and various U.S. state governments sought comprehensive asbestos reform to manage the growing court docket and costs surrounding asbestos litigation, in addition to the increasing number of corporate bankruptcies resulting from overwhelming asbestos liabilities. Whereas the federal government has thus far unsuccessfully pursued the establishment of a national asbestos trust fund at an estimated cost of $140 billion, states, including Texas and Florida, have implemented a medical criteria approach that only permits litigation to proceed when a plaintiff can establish and demonstrate actual physical impairment.

Much like tort reform, asbestos litigation reform has also spurred a significant increase in the number of lawsuits filed in advance of the law’s enactment. Enstar cannot predict whether the drop off in the number of filed claims is due to the accelerated number of filings or an actual trend decline in alleged asbestos injuries.

Environmental Pollution Exposures

Environmental pollution claims represent another significant exposure for Enstar. However, environmental pollution claims have been developing as expected over the past few years as a result of stable claim trends. Claims against Fortune 500 companies are generally declining, and while insureds with single-site exposures are still active, in many cases claims are being settled for less than initially anticipated due to improved site remediation technology and effective policy buy-backs.

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. First, the number of waste sites subject to cleanup is unknown. Approximately 1,200 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, Enstar cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

Other Latent Exposures

While Enstar does not view health hazard exposures such as silica and tobacco as becoming a material concern, recent developments in lead litigation have caused Enstar to watch these matters closely. Recently, municipal and state governments have had success, using a public nuisance theory, pursuing the former makers of lead pigment for the abatement of lead paint in certain home dwellings. As lead paint was used almost exclusively into the early 1970’s, large numbers of old housing stock contain lead paint that can prove hazardous to people and, particularly, children. Although governmental success has been limited thus far, Enstar continues to monitor developments carefully due to the size of the potential awards sought by plaintiffs.

Investments

Investment Strategy and Guidelines

Enstar derives a significant portion of its income from its invested assets. As a result, its operating results depend in part on the performance of its investment portfolio. Because of the unpredictable nature of losses that may arise under Enstar’s insurance and reinsurance subsidiaries’ insurance or reinsurance policies and as a result of Enstar’s opportunistic commutation strategy, Enstar’s liquidity needs can be substantial and may arise at any time. Enstar generally follows a conservative investment strategy designed to emphasize the preservation of its invested assets and provide sufficient liquidity for the prompt payment of claims and settlement of commutation payments. Enstar’s cash and cash equivalent portfolio is mainly comprised of high-grade fixed deposits and commercial paper with maturities of less than three months, liquid reserve funds and money market funds. Enstar’s investment portfolio consists primarily of high investment grade-rated, liquid, fixed-maturity securities of short-to-medium term duration and an enhanced cash mutual fund — 94.3% of Enstar’s total investment portfolio as of December 31, 2006 consisted of investment grade securities. In addition, Enstar has other investments, all of which are non-

investment grade securities — these investments accounted for 5.7% of Enstar’s total investment portfolio as of December 31, 2006. Assuming the commitments to the other investments were fully funded as of December 31, 2006 out of cash balances on hand at that time, the percentage of investments held in other than investment grade securities would increase to 13.5%.

Enstar strives to structure its investments in a manner that recognizes its liquidity needs for future liabilities. In that regard, Enstar attempts to correlate the maturity and duration of its investment portfolio to its general liability profile. If Enstar’s liquidity needs or general liability profile unexpectedly change, it may not continue to structure its investment portfolio in its current manner and would adjust as necessary to meet new business needs.

Enstar’s investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond Enstar’s control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of Enstar’s investment portfolio. A significant portion of Enstar’s non-investment grade securities consist of alternative investments that subject Enstar to restrictions on redemption, which may limit its ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile.

Investment Committee and Investment Manager

The investment committee of Enstar’s board of directors supervises the Company’s investment activity. The investment committee regularly monitors Enstar’s overall investment results which it ultimately reports to the board of directors.

Enstar has engaged Goldman Sachs to provide investment management services. Enstar has agreed to pay investment management fees based on the month-end market values of a portion of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included in net investment income.

Enstar’s Portfolio

Accounting Treatment

Enstar’s investments primarily consist of fixed income securities. Enstar’s fixed income investments are comprised of both held to maturity investments and trading security investments as defined in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held to maturity investments are carried at their amortized cost and trading security investments are carried at their fair value on the balance sheet date. Unrealized holdings gains and losses on trading security investments, which represent the difference between the amortized cost and the fair market value of securities, are recorded as investment income in the net earnings.

Composition as of December 31, 2006

As of December 31, 2006, Enstar’s aggregate invested assets totaled approximately $1.26 billion. Aggregate invested assets include cash and cash equivalents, restricted cash and cash equivalents, fixed-maturity securities, an enhanced cash mutual fund which invests in fixed income and money market securities denominated in U.S. dollars with average target duration of nine months, equities, short-term investments and other investments.

The following table shows the types of securities in Enstar’s portfolio, including cash equivalents, and their fair market values and amortized costs as of December 31, 2006:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in thousands of U.S. dollars)

Cash and cash equivalents(1)	$513,563	$0	$0	$513,563

U.S. government & agencies	190,183	15	(2,707)	187,491
Non-U.S. government securities	38,524	0	(220)	38,304
Corporate securities	197,624	126	(2,141)	195,609

Fixed income	426,331	141	(5,068)	421,404
Enhanced cash fund	209,399	0	0	209,399
Investments in limited partnerships	42,421	0	0	42,421
Commercial paper and fixed deposits	69,738	0	0	69,738

Total investments	747,889	141	(5,068)	742,962

Total cash and investments	$1,261,452	$141	$(5,068)	$1,256,525

(1)	Includes restricted cash and cash equivalents of $62,746

U.S. Government and Agencies

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed income obligations of non-U.S. governmental entities.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The largest single issuer of corporate securities in Enstar’s portfolio was Goldman Sachs Group Inc., which represented 13.6% of the aggregate amount of corporate securities and had a credit rating of AAA by Standard & Poor’s, as of December 31, 2006.

Enhanced Cash Fund

Enhanced cash mutual funds invest in fixed income and money market securities denominated in U.S. dollars with average target duration of nine months.

Other Investments

In December 2005, Enstar invested approximately $24.5 million in New NIB Partners LP, or NIB Partners, a Province of Alberta limited partnership, in exchange for an approximately 1.4% limited partnership interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holding N.V. (formerly, NIB Capital N.V.) and its affiliates, or NIBC. NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I L.P., which is managed by J.C. Flowers & Co., LLC of which Mr. Flowers and Mr. John J. Oros, our Executive Chairman, are Managing

Directors, also participated in the acquisition of NIBC. Certain officers and directors of Enstar made personal investments in NIB Partners.

Enstar has a capital commitment of up to $10 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As at December 31, 2006, the capital contributed to the Fund was $1.7 million with the remaining commitment being $8.3 million. The $10 million represents 8.5% of the total commitments made to GSC.

Enstar has also committed to invest up to $75 million in J.C. Flowers II, L.P., a private investment fund formed by J.C. Flowers & Co. LLC, of which Mr. Flowers and Mr. Oros are Managing Directors. Upon completion of the merger with EGI, Enstar’s total capital commitment to J.C. Flowers II, L.P. increased to $100 million as a result of EGI’s commitment to invest $25 million in J.C. Flowers II, L.P. During 2006, Enstar funded a total of $15.2 million of its commitment to J.C. Flowers II, L.P. As of March 7, 2007, Enstar, inclusive of EGI’s portion, has funded $20.4 million of its $100 million commitment. Enstar intends to use cash on hand to fund its remaining commitment. During 2006, Enstar received $0.9 million in management service fee from the J.C. Flowers II, L.P. partners for advisory services.

Commercial Paper and Fixed Deposits

Commercial paper and fixed deposits have maturities ranging between three months and one year issued by financial institutions. The largest single issuer in Enstar’s portfolio was Anglo Irish Bank Ltd, which represented 20.9% of the aggregate amount of short-term investments and had a credit rating of P1 by Moody’s, as at December 31, 2006.

Ratings as of December 31, 2006

The investment ratings (provided by major rating agencies) for Enstar’s investments held as of December 31, 2006 and the percentage of investments they represented on that date were as follows:

	December 31, 2006
			Percentage of
	Amortized	Fair Market	Total Fair
	Cost	Value	Market Value
	(in thousands of U.S. dollars)

U.S. government & agencies	$190,183	$187,491	25.2%
AAA or equivalent	469,213	467,115	62.9%
AA	16,265	16,163	2.2%
A or equivalent	23,118	23,102	3.1%
BBB and BB	4,738	4,718	0.6%
Not rated	44,372	44,373	6.0%

Total	$747,889	$742,962	100%

The cumulative amount shown as not rated is in respect of Enstar’s investments in the limited partnerships and a corporate security. The total value of the unrated corporate security was $2.0 million, which was sold on January 30, 2007 with no realized gain or loss.

Maturity Distribution as of December 31, 2006

The maturity distribution for total investments held as of December 31, 2006 was as follows:

	December 31, 2006
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in thousands of U.S. dollars)

Due within one year	$422,991	$0	$(312)	$422,679
Due after one year through five	266,604	14	(3,640)	262,978
Due after five year through ten years	40,264	6	(259)	40,011
Due after ten years	18,030	121	(857)	17,294

Total	$747,889	$141	$(5,068)	$742,962

Investment Returns for the Years ended December 31, 2006 and 2005

Enstar’s investment returns for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
	(in thousands of U.S. dollars)

Net investment income	$48,099	$28,236
Net realized (losses) gains	(98)	1,268

Net investment income and net realized (losses) gains	$48,001	$29,504

Effective annualized yield(1)	4.40%	3.23%

(1)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets on an amortized cost basis.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Enstar is subject to extensive regulation under applicable statutes in the United Kingdom, Bermuda, Belgium and other jurisdictions.

Bermuda

As a holding company, Enstar is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended, or, together, the Insurance Act, regulate the insurance business of Enstar’s operating subsidiaries in Bermuda and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, or BMA, under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

The Insurance Act also imposes on Bermuda insurance companies certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are four classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Enstar’s regulated Bermuda subsidiaries, which are incorporated to carry on general insurance and reinsurance business, are registered as Class 2 or 3 insurers in Bermuda and are regulated as such under the Insurance Act. These regulated Bermuda subsidiaries are not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that are not long-term business.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, each of Enstar’s regulated Bermuda subsidiaries’ principal offices is at P.O. Box HM 2267, Windsor Place, 3rd Floor, 18 Queen Street, in Hamilton, Bermuda, and each of their principal representatives is Castlewood Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless 30 days’ notice in writing is given to the BMA. It is the duty of the principal representative, forthwith on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA and, within 14 days of such notification, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of Enstar’s regulated Bermuda subsidiaries, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA and may be the same person or firm that audits Enstar’s consolidated financial statements and reports for presentation to its shareholders. Enstar’s regulated Bermuda subsidiaries’ independent auditor is Deloitte & Touche, who also audits Enstar’s consolidated financial statements.

Loss Reserve Specialist.  As a registered Class 2 or 3 insurer, each of Enstar’s regulated Bermuda insurance and reinsurance subsidiaries is required, every year, to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA. Christopher Diamantoukos of Ernst & Young LLP has been approved to act as the loss reserve specialist for each of Enstar’s regulated Bermuda insurance and reinsurance subsidiaries.

Statutory Financial Statements.  Each of Enstar’s regulated Bermuda subsidiaries must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of these statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. Each of Enstar’s regulated Bermuda subsidiaries is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under the Companies Act. As a general business insurer, each of Enstar’s regulated Bermuda subsidiaries is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return.  Each of Enstar’s regulated Bermuda Class 2 and 3 insurance and reinsurance subsidiaries are required to file with the BMA a statutory financial return no later than six or four months, respectively, after its fiscal year end unless specifically extended upon application to the BMA. The statutory financial return for a Class 2 or 3 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer has complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers, like Enstar’s regulated Bermuda insurance and reinsurance subsidiaries. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. Relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (i.e., liabilities which are not otherwise specifically defined).

Minimum Solvency Margin and Restrictions on Dividends and Distributions.  Under the Insurance Act, the value of the general business assets of a Class 2 or 3 insurer, such as Enstar’s regulated Bermuda subsidiaries, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Each of Enstar’s regulated Bermuda subsidiaries is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

For Class 2 insurers:

•	$250,000;

•	20% of net premiums written (being gross premiums written less any premiums ceded by the insurer) if net premiums do not exceed $6,000,000 or $1,200,000 plus 10% of net premiums written which exceed $6,000,000; and

•	10% of net losses and loss expense reserves.

For Class 3 insurers:

•	$1,000,000;

•	20% of net premiums written (being gross premiums written less any premiums ceded by the insurer) if net premiums do not exceed $6,000,000 or $1,200,000 plus 15% of net premiums written which exceed $6,000,000; and

•	15% of net losses and loss expense reserves.

Each of Enstar’s regulated Bermuda insurance and reinsurance subsidiaries is prohibited from declaring or paying any dividends during any fiscal year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any fiscal year, each of Enstar’s regulated Bermuda subsidiaries will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year.

Each of Enstar’s regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Additionally, under the Companies Act, Enstar and each of its regulated Bermuda subsidiaries may declare or pay a dividend, or make a distribution from contributed surplus, only if it has no reasonable grounds for believing that it is, or will after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets will thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of Enstar’s regulated Bermuda insurance and reinsurance subsidiaries if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Enstar’s regulated Bermuda insurance and reinsurance subsidiaries to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of those documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise the foregoing powers in relation to any company which is, or has at any relevant time been, (1) a parent company, subsidiary company or related company of that registered person, (2) a subsidiary company of a parent company of that registered person, (3) a parent company of a subsidiary company of that registered person or (4) a controlling shareholder of that registered person, which is a person who either alone or with any associate or associates, holds 50% or more of the shares of that registered person or is entitled to exercise, or control the exercise of, more than 50% of the voting power at a general meeting of shareholders of that registered person. If it appears to the BMA that there is a risk of a regulated Bermuda insurance and reinsurance subsidiary becoming insolvent, or that a regulated Bermuda insurance and reinsurance subsidiary is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct such subsidiary (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to liquidate certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit such subsidiary’s premium income.

Disclosure of Information.  In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require insurers and other persons to furnish information to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda. Such powers are subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority that has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with inquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Notification by shareholder controller of new or increased control.  Any person who, directly or indirectly, becomes a holder of at least 10 percent, 20 percent, 33 percent or 50 percent of the Ordinary Shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of Ordinary Shares and direct, among other things, that voting rights attaching to the Ordinary Shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Objection to existing shareholder controller.  For so long as Enstar has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10 percent or more of the Ordinary Shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of Ordinary Shares and direct, among other things, that such shareholder’s voting rights attaching to Ordinary Shares shall not be exercisable. A person who does not comply with such a notice or direction from the Authority will be guilty of an offense.

Certain Other Bermuda Law Considerations.  Although Enstar is incorporated in Bermuda, it is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to its non-resident status, Enstar may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on its ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its ordinary shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, neither Enstar nor any of its regulated Bermuda subsidiaries may, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000, or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances such as doing business with another exempted undertaking in furtherance of its business carried on outside Bermuda. Each of Enstar’s regulated Bermuda subsidiaries is a licensed insurer in Bermuda, and, as such, may carry on activities from Bermuda that are related to and in support of its insurance business.

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of securities of a Bermuda exempted company. Where any equity securities (meaning shares which entitle the holder to vote for or appoint one or more directors or securities which by their terms are convertible into shares which entitle the holder to vote for or appoint one or more directors) of a Bermuda company are listed on an appointed stock exchange (which includes Nasdaq) the BMA has given general permission for the issue and subsequent transfer of any securities of the company from and/or to a non-resident for so long as any such equity securities of the company remain so listed.

The Bermuda government actively encourages foreign investment in “exempted” entities like Enstar and its regulated Bermuda subsidiaries that are based in Bermuda, but which do not operate in competition with local businesses. Enstar and its regulated Bermuda subsidiaries are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2004, the Bermuda government announced a new immigration policy limiting the duration of work permits to six years, with specified exemptions for “key” employees. The categories of “key” employees include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsels, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjusters), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All of Enstar’s executive officers who work in its Bermuda office have obtained work permits.

United States

Enstar has four (and following the completion of the merger with EGI, seven) indirect wholly-owned non-insurance subsidiaries organized under the laws of the States of Delaware (four), Georgia (two) and Florida (one). Each of these entities provides services to the insurance industry including the management of insurance portfolios in run-off and forensic claims inspection. Enstar’s United States subsidiaries are not subject to regulation in the United States as insurance companies, and are generally not subject to other insurance regulations.

If Enstar acquires insurance or reinsurance run-off operations in the United States, those subsidiaries operating in the United States would be subject to extensive regulation.

United Kingdom

General.  On December 1, 2001, the U.K. Financial Services Authority, or the FSA, assumed its full powers and responsibilities as the single statutory regulator responsible for regulating the financial services industry in respect of the carrying on of “regulated activities” (including deposit taking, insurance, investment management and most other financial services business by way of business in the U.K.), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. It is a criminal offense for any person to carry on a regulated activity in the U.K. unless that person is authorized by the FSA and has been granted permission to carry on that regulated activity or falls under an exemption.

Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. It is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial, Services and Markets Act 2000, or the FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

Certain of Enstar’s regulated U.K. subsidiaries, as authorized insurers, would be able to operate throughout the E.U., subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom can seek consent from the FSA to allow it to provide cross-border services in other member states of the E.U. As an alternative, FSA consent may be obtained to establish a branch office within another member state. Although in run-off, Enstar’s regulated U.K. subsidiaries remain regulated by the FSA, but may not underwrite new business.

As FSA authorized insurers, the insurance and reinsurance businesses of Enstar’s regulated U.K. subsidiaries are subject to close supervision by the FSA. The FSA has implemented specific requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, which place a strong emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom.

Supervision.  The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, visits to insurance companies and regular formal interviews.

The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA performs a formal risk assessment of insurance companies or groups carrying on business in the U.K. periodically. The periods between U.K. assessments vary in length according to the risk profile of the insurer. The FSA performs the risk assessment by analyzing information which it receives during the normal course of its supervision, such as regular prudential returns on the financial position of the insurance company, or which it acquires through a series of meetings with senior management of the insurance company. After each risk assessment, the FSA will inform the insurer of its views on the insurer’s risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken.

Solvency Requirements.  The Integrated Prudential Sourcebook requires that insurance companies maintain a required solvency margin at all times in respect of any general insurance undertaken by the insurance company. The calculation of the required margin in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the required solvency margin is set out in the Integrated Prudential Sourcebook, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Integrated Prudential Sourcebook. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For fiscal years ending on or after January 1, 2004, the calculation of the required solvency margin has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required solvency margin of Enstar’s regulated U.K. subsidiaries. Enstar continuously monitors the solvency capital position of the U.K. subsidiaries and maintains capital in excess of the required solvency margin.

Each insurance company writing various classes of business is required by the Integrated Prudential Sourcebook to maintain equalization provisions calculated in accordance with the provisions of the Integrated Prudential Sourcebook.

Insurers are required to calculate an Enhanced Capital Requirement, or ECR, in addition to their required solvency margin. This represents a more risk-sensitive calculation than the previous required solvency margin requirements and is used by the FSA as its benchmark in assessing its Individual Capital Adequacy Standards. Insurers must maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives Individual Capital Guidance, or ICG, regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Enstar calculated the ECR for its regulated U.K. subsidiaries for the period ended December 31, 2005 and submitted those calculations in April 2006 to the FSA as part of their statutory filings. In all instances, Enstar’s U.K. subsidiaries had capital in excess of their ECR requirements. The ECR calculations for its regulated U.K. subsidiaries for the year ended December 31, 2006 will be submitted by no later than March 31, 2007.

In addition, an insurer (other than a pure reinsurer) that is part of a group is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Restrictions on Dividend Payments.  U.K. company law prohibits Enstar’s regulated U.K. subsidiaries from declaring a dividend to their shareholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s required solvency margin within its jurisdiction. The FSA’s rules require Enstar’s regulated U.K. subsidiaries to obtain FSA approval for any proposed or actual payment of a dividend.

Reporting Requirements.  U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) of the company’s year end. Enstar’s regulated U.K. insurance subsidiaries are also required to submit abridged quarterly information to the FSA.

Supervision of Management.  The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

Change of Control.  FSMA regulates the acquisition of “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of Enstar’s ordinary shares would therefore be considered to have acquired “control” of Enstar’s regulated U.K. subsidiaries.

Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against Enstar by the FSA.

Intervention and Enforcement.  The FSA has extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. FSMA imposes on the FSA statutory obligations to monitor compliance with the requirements imposed by FSMA, and to enforce the provisions of FSMA-related rules made by the FSA. The FSA has power, among other things, to enforce and take disciplinary measures in respect of breaches of both the Interim Prudential Sourcebook for Insurers and breaches of the conduct of business rules generally applicable to authorized persons.

The FSA also has the power to prosecute criminal offenses arising under FSMA, and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches of money laundering regulations. The FSA’s stated policy is to pursue criminal prosecution in all appropriate cases.

Passporting.  European Union directives allow Enstar’s regulated U.K. subsidiaries to conduct business in European Union states other than the United Kingdom in compliance with the scope of permission granted these companies by the FSA without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a “services” basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an “establishment” basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the company nonetheless may have to comply with certain local rules. In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.

Belgium and Austria

Enstar indirectly owns, through B.H. Acquisition, Paget Holdings Limited, or Paget, an Austrian holding company, which owns Compagnie Européenne d’Assurances Industrielles S.A., or CEAI, a registered insurer domiciled in Belgium. CEAI currently is in run-off and does not write new business. The insurance operations of CEAI are subject to Belgian insurance laws. CEAI is required to comply with the terms of its registration and any other conditions the banking, finance and insurance commission may impose from time to time. Under the applicable insurance laws and regulations, the banking, finance and insurance commission must be informed about and approve the management structure, the directors, and current management. The banking, finance and insurance commission also regulates solvency and certain operations and activities of Belgian insurers.

Paget is generally subject to the laws of Austria. Because the principal activity of Paget is owning CEAI, Paget is not required to be licensed by Austrian authorities.

Switzerland and Luxembourg

Enstar indirectly owns Harper Holding SARL, or Harper Holding, a Luxembourg holding company, which owns Harper Insurance Limited, or Harper Insurance, a reinsurer domiciled in Switzerland. Because the activities of Harper Insurance are limited to reinsurance run-off, it is not required to be licensed by Swiss authorities but is subject to regulation by the Federal Office of Private Insurance, or FOPI.

Harper Holding is a private limited liability company, incorporated under the laws of the Grand-Duchy of Luxembourg, generally subject to the laws of Luxembourg. Because the principal activity of Harper Holding is owning subsidiaries not domiciled in Luxembourg, Harper Holding is not required to be licensed by Luxembourg authorities.

Competition

Enstar competes in international markets with domestic and international reinsurance companies to acquire and manage reinsurance companies in run-off. The acquisition and management of reinsurance companies in run-off is highly competitive. Some of these competitors have greater financial resources than Enstar, have been operating for longer than Enstar and have established long-term and continuing business relationships throughout the reinsurance industry, which can be a significant competitive advantage. As such, Enstar may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements.

Employees

As of December 31, 2006, Enstar had approximately 195 employees, 4 of whom were executive officers. All non-Bermudian employees who operate out of Enstar’s Bermuda office are subject to approval of any required work permits. None of Enstar’s employees are covered by collective bargaining agreements, and its management believes that its relationship with its employees is excellent.

Available Information

Enstar maintains a website with the address www.enstargroup.com. The information contained on Enstar’s website is not included as a part of, or incorporated by reference into, this filing. Enstar makes available free of charge (other than an investor’s own Internet access charges) on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the Securities and Exchange Commission. Enstar’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the Securities and Exchange Commission’s website at http://www.sec.gov. In addition, copies of Enstar’s corporate governance guidelines, codes of business conduct and ethics and the governing charters for the audit and compensation committees of its Board of Directors are available free of charge on its website.

ITEM 1A.  RISK FACTORS

You should carefully consider these risks along with the other information included in this document, including the matters addressed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements”, as well as risks included elsewhere in our documents filed with the SEC, before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.

Risks Relating to Our Business

If we are unable to implement our business strategies, our business and financial condition may be adversely affected.

Enstar’s future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including our ability to realize the anticipated growth opportunities, expanded market visibility and increased access to capital. Our business strategies after the merger include continuing to operate our portfolio of run-off insurance and reinsurance companies and related management engagements, as well as pursuing additional acquisitions and management engagements in the run-off segment of the insurance and reinsurance market. We may not be able to implement our strategies fully or realize the anticipated results of our strategies as a result of significant business, economic and competitive uncertainties, many of which are beyond our control.

The effects of emerging claims and coverage issues may result in increased provisions for loss reserves and reduced profitability in our insurance and reinsurance subsidiaries. Such adverse business issues may also reduce the level of incentive-based fees generated by our consulting operations. Adverse global economic conditions, such as rising interest rates and volatile foreign exchange rates, may cause widespread failure of our insurance and reinsurance subsidiaries’ reinsurers’ ability to satisfy their obligations, as well as failure of companies to meet their obligations under debt instruments held by our subsidiaries. If the run-off industry becomes more attractive to investors, competition for run-off acquisitions and management and consultancy engagements may increase and, therefore, reduce our ability to continue to make profitable acquisitions or expand our consultancy operations. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.

Our inability to successfully manage our portfolio of insurance and reinsurance companies in run-off may adversely impact our ability to grow our business and may result in losses.

We were founded to acquire and manage companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our insurance and reinsurance companies in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense will not be sufficient to cover future losses and the cost of run-off. Because our companies in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2006, our gross reserves for losses and loss adjustment expense totaled $1.21 billion, and our reinsurance receivables totaled $408.1 million.

In order for us to achieve positive operating results, we must first price acquisitions on favorable terms relative to the risks posed by the acquired portfolio and then successfully manage the acquired portfolios. Our inability to price acquisitions on favorable terms, efficiently manage claims, collect from reinsurers and control run-off expenses could result in us having to cover losses sustained under assumed policies with retained earnings, which would materially and adversely impact our ability to grow our business and may result in losses.

Our inability to successfully manage the companies and portfolios for which we have been engaged as a third-party manager may adversely impact our financial results and our ability to win future management engagements.

In addition to acquiring insurance and reinsurance companies in run-off, we have entered into several management agreements with third parties to manage their portfolios or companies in run-off. The terms of these management engagements typically include incentive payments to us based on our ability to successfully manage the run-off of these companies or portfolios. We may not be able to accomplish our objectives for these engagements as a result of unforeseen circumstances such as the length of time for claims to develop, the extent to which losses may exceed reserves, changes in the law that may require coverage of additional claims and losses, our ability to commute reinsurance policies on favorable terms and our ability to manage run-off expenses. If we are not successful in meeting our objectives for these management engagements, we may not receive incentive payments under our management agreements, which could adversely impact our financial results, and we may not win future engagements to provide these management services, which could slow the growth of our business. Consulting fees generated from management agreements amounted to $33.9 million, $22.0 million and $23.7 million for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

If our insurance and reinsurance subsidiaries’ loss reserves are inadequate to cover their actual losses, our insurance and reinsurance subsidiaries’ net income and capital and surplus would be reduced.

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what our subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $31.9 million,

$96.0 million and $13.7 million for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively. Although this recent experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, our insurance and reinsurance subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses. If the subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, the subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net income and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because the subsidiaries’ loss reserves include reserves for potential asbestos and environmental liabilities. At December 31, 2006 our insurance and reinsurance companies recorded gross asbestos and environmental loss reserves of $666.1 million, or 54.8% of the total gross loss reserves. Net asbestos and environmental loss reserves at December 31, 2006 amounted to $350.5 million, or 40.2% of total net loss reserves. Asbestos and environmental liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. Our reserves for A&E liabilities decreased during 2004 and 2005 by $13.7 million and $172.3 million respectively on a gross basis ($33.4 million and $100.6 million on a net basis). The reductions arose from successful commutations, policy buybacks, generally favorable claim settlements and actuarial analysis of remaining liabilities during each year. During 2006, our reserves for A&E liabilities and increased by $10.1 million gross and decreased by $55.1 million net. The increase to gross reserves arose from adverse incurred development and actuarial analysis of remaining liabilities from one particular Enstar insurance subsidiary amounting to $104.7 million less claim settlements of $73.2 million. The entity in question benefits from substantial reinsurance protection which largely eliminates the gross adverse development on a net basis. As such, A&E reserves for Enstar as a whole decreased by $55.1 million on a net basis primarily due to successful commutations, policy buybacks, generally favorable claim settlements and actuarial analysis of remaining net liabilities.To further understand this risk, see “Reserves for Unpaid Losses and Loss Adjustment Expense” beginning on page 8.

Our insurance and reinsurance subsidiaries’ reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so. As at December 31, 2006, the balances receivable from reinsurers amounted to $408.1 million, of which $244.2 million was associated with a single reinsurer with a Standard & Poor’s credit rating of A+. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline as a result of market fluctuations and economic conditions.

The fair market value of the fixed-income securities classified as available-for-sale in our subsidiaries’ investment portfolios, amounting to $279.1 million at December 31, 2006, and the investment income from these assets fluctuate depending on general economic and market conditions. For example, the fair market value of our subsidiaries’ fixed-income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of our subsidiaries’ fixed-income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that our subsidiaries realize from investments in fixed income securities will generally increase or decrease with interest rates. The changes in the market value of our subsidiaries’ securities that are classified as available-for-sale are reflected in our financial statements. Permanent impairments in the value of our subsidiaries’ fixed income securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ portfolio may reduce our net income or cause us to incur a loss.

Fluctuations in the reinsurance industry may cause our operating results to fluctuate.

The reinsurance industry historically has been subject to significant fluctuations and uncertainties. Factors that affect the industry in general may also cause our operating results to fluctuate. The industry’s profitability may be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may affect the ultimate payout of loss amounts and the costs of administering books of reinsurance business;

•	volatile and unpredictable developments, which may adversely affect the recoverability of reinsurance from our reinsurers;

•	changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers’ liability; and

•	the overall level of economic activity and the competitive environment in the industry.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued. To further understand this risk, see “Reserves for Unpaid Losses and Loss Adjustment Expense” beginning on page 8.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws of a number of jurisdictions. These laws limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency requirements and require them to maintain reserves. Failure to comply with these laws may subject our subsidiaries to fines and penalties and restrict them from conducting business. The application of these laws may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2006, the required statutory capital and surplus of our Bermuda, U.K. and European insurance and reinsurance companies amounted to $75.0 million compared to the actual statutory capital and surplus of $360.1 million. As at December 31, 2006, $40.3 million of our total investments of $747.5 million were not admissible for statutory solvency purposes.

If we fail to comply with applicable insurance laws and regulations, we may be subject to disciplinary action, damages, penalties or restrictions that may have a material adverse effect on our business.

We cannot assure you that our subsidiaries have or can maintain all required licenses and approvals or that their businesses fully comply with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future engagements to manage companies and portfolios in run-off.

We have made, and expect to continue to make, strategic acquisitions of insurance and reinsurance companies in run-off, and these activities may not be financially beneficial to us or our shareholders.

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions and/or strategic investments in insurance and reinsurance companies in run-off. We have made several acquisitions and investments and we expect to continue to make such acquisitions and investments. We cannot be certain that any of these acquisitions or investments will be financially advantageous for us or our shareholders.

The negotiation of potential acquisitions or strategic investments, as well as the integration of an acquired business or portfolio, could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.

Our ability to manage our growth through acquisitions or strategic investments will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisition or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations.

Future acquisitions may expose us to operational risks such as cash flow shortages, challenges to recruit appropriate levels of personnel, financial exposures to foreign currencies, additional integration costs and management time and effort.

We may in the future make additional strategic acquisitions, either of other companies or selected portfolios of insurance or reinsurance in run-off. Any future acquisitions may expose us to operational challenges and risks, including:

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	funding cash flow shortages that may occur if expenses are greater than anticipated;

•	the value of assets being lower than expected or diminishing because of credit defaults or changes in interest rates, or liabilities assumed being greater than expected;

•	integrating financial and operational reporting systems, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	obtaining management personnel required for expanded operations; and

•	the assets and liabilities we may acquire may be subject to foreign currency exchange rate fluctuation.

Our failure to manage successfully these operational challenges and risks could have a material adverse effect on our business, financial condition or results of operations.

Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries.

With respect to our U.K. and Bermudian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality, for insurance and reinsurance companies incorporated or managed in the U.K. and Bermuda, by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. A solvent scheme of arrangement is an arrangement between a company and its creditors or any class of them. For a solvent scheme of arrangement to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the solvent scheme arrangement. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a solvent scheme of arrangement. Once the solvent scheme of arrangement has been approved by the statutory majority of voting creditors of the company it requires the sanction of the local court.

In July 2005, the case of British Aviation Insurance Company, or BAIC, was the first solvent scheme of arrangement to fail to be sanctioned by the English High Court, following opposition by certain creditors. The primary reason for the failure of the BAIC arrangement was the failure to adequately provide for different classes of creditors to vote separately on the arrangement. It was thought at the time that the BAIC judgment may signal the decline of solvent schemes of arrangement. However, since BAIC thirteen solvent schemes of arrangement have been sanctioned, such that the prevailing view is that the BAIC judgment was very fact-specific to the case in question, and solvent schemes generally should continue to be promoted and sanctioned as a viable means for achieving finality for our insurance and reinsurance subsidiaries. Following the BAIC judgment, insurance and reinsurance companies must now take more care in drafting a solvent scheme of arrangement to fit the circumstances of the company including the determination of the appropriate classes of creditors. Should a solvent scheme of arrangement promoted by an insurance or reinsurance subsidiary of Enstar fail to receive the requisite approval by creditors or sanction by the court, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete. We rely substantially upon the services of Dominic F. Silvester, our Chief Executive Officer, Paul J. O’Shea and Nicholas A. Packer, our Executive Vice Presidents, Richard J. Harris, our Chief Financial Officer, John J. Oros, our Executive Chairman, and our subsidiaries’ executive officers and directors to identify and consummate the acquisition of insurance and reinsurance companies and portfolios in run-off on favorable terms and to implement our run-off strategy. Each of Messrs. Silvester, O’Shea, Packer and Oros has an employment agreement with us. In addition to serving as our Executive Chairman, Mr. Oros is a managing director of J.C. Flowers & Co. LLC, an investment firm specializing in privately negotiated equity and equity-related investments in the financial services industry. Mr. Oros splits his time commitment between Enstar and J.C. Flowers & Co. LLC, with the expectation that Mr. Oros will spend approximately 50% of his working time with Enstar; however, there is no minimum work commitment set forth in our employment agreement with Mr. Oros. J. Christopher Flowers, one of our directors, and one of our largest shareholders, is a Managing Director of J.C. Flowers & Co. LLC. We believe that our relationships with Mr. Oros and Mr. Flowers and their affiliates provide us with access to additional acquisition and investment opportunities, as well as sources of co-investment for acquisition opportunities that we do not have the resources to consummate on our own. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, including in particular Mr. Oros and Mr. Flowers, or their affiliates could have a material adverse effect on our business.

Further, if we were to lose any of our key employees in Bermuda, we would likely hire non-Bermudians to replace them. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident’s certificates or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holders of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government’s policy limits the duration of work permits to six years, with certain exemptions for key employees and job categories where there is a worldwide shortage of qualified employees.

Conflicts of interest might prevent us from pursuing desirable investment and business opportunities.

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, either in the pursuit of acquisition targets or in general business operations. On occasion, we have also participated in transactions in which one or more of our directors or executive officers had an interest. In particular, we have invested, and expect to continue to invest, in or with entities that are affiliates of or otherwise related to Mr. Oros and/or Mr. Flowers. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers. The independent members of our board of directors review any material transactions involving a conflict of interest, and the board of directors will take other actions as may be deemed appropriate by them in particular circumstances, such as forming a special committee of independent directors or engaging third party financial advisers to evaluate such transactions. We may not be able pursue to all advantageous transactions that we would otherwise pursue in the absence of a conflict should our board of directors be unable to determine that any such transaction is on terms as favorable as we could otherwise obtain in the absence of a conflict.

We may require additional capital in the future that may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to manage the run-off of our assumed policies and to establish reserves at levels sufficient to cover losses. We may need to raise additional funds through financings in the future. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

We are a holding company, and we are dependent on the ability of our subsidiaries to distribute funds to us.

We are a holding company and conduct substantially all of our operations through subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, we are dependent on distributions of funds from our subsidiaries to pay dividends, fund acquisitions or fulfill financial obligations in the normal course of our business. Our subsidiaries may not generate sufficient cash from operations to enable us to make dividend payments, acquire additional companies or insurance or reinsurance portfolios or fulfill other financial obligations. The ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations, and the ability of all of our subsidiaries to make distributions to us may be restricted by, among other things, other applicable laws and regulations.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses.

We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly other European currencies including the Euro and British pound, into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from year to year.

Risks Relating to Ownership of Our Ordinary Shares

Our stock price may experience volatility, thereby causing a potential loss of value to our investors.

The market price for our ordinary shares may fluctuate substantially due to, among other things, the following factors:

•	announcements with respect to an acquisition or investment;

•	changes in the value of our assets;

•	our quarterly operating results;

•	changes in general conditions in the economy;

•	the financial markets; and

•	adverse press or news announcements.

A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of Trident and Messrs. Flowers, Silvester, Packer and O’Shea may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. Trident beneficially owns approximately 17.6% of the outstanding Enstar ordinary shares, and Messrs. Flowers, Silvester, Packer and O’Shea beneficially own approximately 10.4%, 18.9%, 6.0% and 6.0%, respectively, of the outstanding Enstar ordinary shares. Although they do not act as a group, Trident and each of Messrs. Flowers, Silvester, Packer and O’Shea exercise significant influence over matters requiring shareholder approval. Although they do not act as a group, the concentrated holdings of Trident and Messrs. Flowers, Silvester, Packer, and O’Shea may delay or deter possible changes in control of Enstar, which may reduce the market price of Enstar ordinary shares. For further information on aspects of our bye-laws that may discourage changes of control of Enstar, see “— Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management” below.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management.

Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws make it difficult for any U.S. shareholder or Direct Foreign Shareholder Group (a shareholder or group of commonly controlled shareholders of Enstar that are not U.S. persons) to own or control ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares. The votes conferred by such shares will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by such shares will constitute 9.5% of the total voting power of all ordinary shares entitled to vote generally. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a “controlled foreign corporation” within the meaning of the Code, for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of our ordinary shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests. In addition, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings.

These bye-law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions are designed to encourage persons seeking to acquire control of us to negotiate with our directors, which we believe would generally best serve the interests of our shareholders. However, these provisions may have the effect of discouraging a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, these bye-law provisions may prevent the removal of our current board of directors and management. To the extent these provisions discourage takeover attempts, they may deprive shareholders of opportunities to realize takeover premiums for their shares or may depress the market price of the shares.

Because we are incorporated in Bermuda, it may be difficult for shareholders to serve process or enforce judgments against us or our directors and officers.

We are a Bermuda company. In addition, certain of our officers and directors reside in countries outside the United States. All or a substantial portion of our assets and the assets of these officers and directors are or may be located outside the United States. Investors may have difficulty effecting service of process within the United States on our directors and officers who reside outside the United States or recovering against us or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws even though we have appointed an agent in the United States to receive service of process.

Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as our independent auditors, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.

Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Shareholders who own our ordinary shares may have more difficulty in protecting their interests than shareholders of a U.S. corporation.

The Bermuda Companies Act, or the Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, shareholders who own our shares may have more difficulty protecting their interests than shareholders who own shares of a U.S. corporation. For example, class actions and derivative actions are generally not available to shareholders under Bermuda law. Under Bermuda law and our second amended and restated bye-laws, only shareholders holding 5% or more of our outstanding ordinary shares or numbering 100 or more are entitled to propose a resolution at an Enstar general meeting.

We do not intend to pay cash dividends on our ordinary shares.

We do not intend to pay a cash dividend on our ordinary shares. Rather, we intend to use any retained earnings to fund the development and growth of our business. From time to time, our board of directors will review our alternatives with respect to our earnings and seek to maximize value for our shareholders. In the future, we may decide to commence a dividend program for the benefit of our shareholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be limited by our position as a holding company that lacks direct operations, significant regulatory restrictions, the results of operations of our subsidiaries, our financial condition, cash requirements and prospects and other factors that our board of directors deems relevant. As a result, capital appreciation, if any, on our ordinary shares may be your sole source of gain for the foreseeable future. In addition, there are regulatory and other constraints that could prevent us from paying dividends in any event.

Our board of directors may decline to register a transfer of our ordinary shares under certain circumstances.

Our board of directors may decline to register a transfer of ordinary shares under certain circumstances, including if it has reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Further, our bye-laws provide us with the option to repurchase, or to assign to a third party the right to purchase, the minimum number of shares necessary to eliminate any such non-de minimis adverse tax, regulatory or legal consequence. In addition, our board of directors may decline to approve or register a transfer of shares unless all applicable consents, authorizations, permissions or approvals of any governmental body or agency in Bermuda, the United States or any other applicable jurisdiction required to be obtained prior to such transfer shall have been obtained. The proposed transferor of any shares will be deemed to own those shares for dividend, voting and reporting purposes until a transfer of such shares has been registered on our shareholders register.

Conyers Dill & Pearman has advised us that while the precise form of the restrictions on transfer contained in our bye-laws is untested, as a matter of general principle, restrictions on transfers are enforceable under Bermuda law and are not uncommon.

These restrictions on transfer may also have the effect of delaying, deferring or preventing a change in control.

Risks Relating to Taxation

We might incur unexpected U.S. or U.K. tax liabilities if companies in our group that are incorporated outside of those jurisdictions are determined to be carrying on a trade or business there.

We and a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes; it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States or the United Kingdom, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax there. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that we could incur substantial unexpected tax liabilities.

U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of “related party insurance income,” or RPII, if any, of our non-U.S. insurance company subsidiaries.

If the RPII rules of the Code were to apply to us, a U.S. person who owns our ordinary shares directly or indirectly through foreign entities on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes the shareholder’s pro rata share of our non-U.S. subsidiaries’ RPII for the entire taxable year, determined as if that RPII were distributed proportionately to the U.S. shareholders at that date regardless whether any actual distribution is made. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would generally be treated as unrelated business taxable income. Although we and our subsidiaries intend to generally operate in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. Persons who own our ordinary shares will not be required to recognize gross income inclusions attributable to RPII.

In addition, the RPII rules provide that if a shareholder who is a U.S. Person disposes of shares in a foreign insurance company that has RPII and in which U.S. Persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as dividend income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not those earnings and profits are attributable to RPII). Such a shareholder would also be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our ordinary shares because we will not be directly engaged in the insurance business. The RPII rules, however, have not been interpreted by the courts or the IRS, and regulations interpreting the RPII rules exist only in proposed form. Accordingly, there is no assurance that our views as to the inapplicability of these rules to a disposition of our ordinary shares will be accepted by the IRS or a court.

U.S. persons who own our ordinary shares would be subject to adverse tax consequences if we or one or more of our non-U.S. subsidiaries were considered a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes.

We believe that we and our non-U.S. subsidiaries will not be PFICs for U.S. federal income purposes for the current year. Moreover, we do not expect to conduct our activities in a manner that will cause us or any of our non-U.S. subsidiaries to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we or one or more of our non-U.S. subsidiaries might be deemed a PFIC by the IRS or a court for the current year or any future year. If we or one or more of our non-U.S. subsidiaries were a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a substantial acceleration and/or increase in tax liability. There are currently no regulations regarding the application of the PFIC provisions of the Code to an insurance company, so the application of those provisions to insurance companies remains unclear in certain respects.

We may become subject to taxes in Bermuda after March 28, 2016.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given us and each of our Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or our Bermuda subsidiaries or any of our or their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it could have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

Enstar leases office space in the locations set forth below. Enstar believes that this office space is sufficient for the conduct of its business.

		Square	Lease
Entity	Location	Feet	Expiration

Castlewood Limited	Hamilton, Bermuda	8,250	August 7, 2009
Castlewood (EU) Limited	Guildford, England	11,498	March 31, 2007
River Thames Insurance Company	London, England	6,329	March 24, 2015
Castlewood Limited	Dublin, Ireland	670	March 31, 2007
Castlewood (US) Inc.	Tampa, FL	8,859	October 31, 2008
Castlewood (US) Inc.	New York, NY	378	October 30, 2014
Castlewood (US) Inc.	Warwick, RI	3,000	March 31, 2011

Enstar, though various of its subsidiaries, owns the following properties: 1) two apartments in Guildford, England; 2) a building in Norwich, U.K. and 3) an apartment in New York, NY. The lease on the office space for Castlewood (EU) Limited expires on March 31, 2007 and the Company has secured new office space in Guildford, U.K. with a lease commencement date of July 1, 2007. It is intended that the current office lease will be renewed on a month to month basis until June 2007.

ITEM 3.	LEGAL PROCEEDINGS

Enstar is, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. Enstar does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition. Nevertheless, Enstar cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on its business, financial condition or results of operations. Enstar anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to A&E claims. There can be no assurance that any such future litigation will not have a material adverse effect on Enstar’s business, financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 31, 2007, Enstar completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, or CWMS, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Enstar’s ordinary shares trade on the Nasdaq Global Select Market under the ticker symbol ESGR. Prior to the completion of the Merger, EGI’s common stock traded on the Nasdaq Global Select Market under the ticker symbol ESGR.

Enstar is a holding company and has no direct operations. The ability of Enstar to pay dividends or distributions depends almost exclusively on the ability of its subsidiaries to pay dividends to Enstar. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to our insurance and reinsurance subsidiaries. Enstar does not intend to pay a dividend on its ordinary shares. Rather, Enstar intends to reinvest any earnings back into the company. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Risk Factors — Risks Relating to Ownership of Enstar Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” and “Business — Regulation” beginning on pages 40 and 24, respectively.

In April 2006, Enstar’s board of directors declared a dividend of $3,356 per share to holders of its Class A Shares, $490.75 per share to holders of its Class B Shares and $811.22 per share to holders of its Class C Shares, which dividends were paid on April 26, 2006. Also in April 2006, Enstar’s board of directors approved the redemption of all of Enstar’s outstanding Class E Shares for $22.4 million. All of Enstar’s Class A Shares, Class B Shares and Class C Shares were converted into ordinary shares immediately prior to completion of the Merger.

Enstar paid no dividends during the fiscal year ended December 31, 2005.

At March 12, 2007, there were approximately 2,595 holders of record of Enstar’s common stock.

On January 30, 2007, EGI paid a one-time $3.00 per share cash dividend to the holders of its common stock.

Because Enstar’s ordinary shares did not commence trading until after the Merger, the following table reflects the range of high and low selling prices of EGI’s common stock by quarter for the years ended December 31, 2006 and 2005, as reflected in the Nasdaq Trade and Quote Summary Reports:

	EGI Common Stock
	High	Low

2006
First Quarter	$89.74	$64.25
Second Quarter	$92.19	$76.36
Third Quarter	$104.94	$84.25
Fourth Quarter	$99.03	$88.03
2005
First Quarter	$64.97	$56.12
Second Quarter	$67.85	$49.03
Third Quarter	$69.94	$63.40
Fourth Quarter	$72.85	$60.19

Because Enstar’s ordinary shares did not commence trading until after the Merger, the graph below reflects the cumulative shareholder return on EGI’s common stock compared to the cumulative shareholder return of the NASDAQ Composite Index (the Nasdaq index for U.S. companies used in prior years was discontinued in 2006), and EGI’s peer group index, or the Peer Group Index, for the periods indicated. The graph reflects the investment of $100.00 on December 31, 2001 (assuming the reinvestment of dividends) in EGI common stock, the NASDAQ Composite Index, and the Peer Group Index. The Peer Group Index consists of Annuity and Life Re Holdings, Berkshire Hathaway Inc. (Class A), ESG Re Ltd., Everest Re Group Ltd., IPC Holdings Ltd., Max Re Capital Ltd., Odyssey Re Holdings Corp., PXRE Group Ltd., RenaissanceRe Holdings Ltd. and Transatlantic Holdings, Inc., which are publicly traded companies selected by EGI, as they were identified by Bloomberg L.P. in 2003 as comparable to EGI based on certain similarities in their principal lines of business with EGI’s reinsurance operations.

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
The Enstar Group, Inc.	$100	$125	$197	$263	$278	$403
NASDAQ Composite Index	$100	$72	$107	$117	$121	$137
Peer Group Index (10 Stocks)	$100	$95	$112	$117	$117	$142

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial information of Enstar for each of the past five fiscal years has been derived from Enstar’s audited historical financial statements. This information is only a summary and should be read in conjunction with management’s discussion and analysis of results of operations and financial condition of Enstar and the audited consolidated financial statements and notes thereto of Enstar included elsewhere in this annual report.

Since its inception, Enstar has made several acquisitions which impact the comparability of the information reflected in the Enstar Summary Historical Financial Data. See “Business — Acquisitions to Date” beginning on page 6 for information about Enstar’s acquisitions.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands of U.S. dollars)

Summary Consolidated Statements of Earnings Data:
Consulting fees	$33,908	$22,006	$23,703	$24,746	$20,627
Net investment income and net realized (losses) gains	48,001	29,504	10,502	7,072	8,927
Net reduction in loss and loss adjustment expense liabilities	31,927	96,007	13,706	24,044	48,758
Total other expenses	(49,838)	(57,299)	(35,160)	(21,782)	(27,772)
Minority interest	(13,208)	(9,700)	(3,097)	(5,111)	0
Share of income of partly owned companies	518	192	6,881	1,623	10,079

Net earnings from continuing operations	51,308	80,710	16,535	30,592	60,619
Extraordinary gain —
Negative goodwill (net of minority interest)	31,038	0	21,759	0	0

Net earnings	$82,346	$80,710	$38,294	$30,592	$60,619

Per Share Data(2):
Earnings per share before extraordinary gain — basic	$2,756.72	$4,397.89	$914.49	$1,699.56	$3,367.72
Extraordinary gain per share — basic	1,667.63	—	1,203.42	—	—

Earnings per share — basic	$4,424.35	$4,397.89	$2,117.91	$1,699.56	$3,367.72

	Year Ended December 31,
	2006	2005	2004	2003	2002

Earnings per share before extraordinary gains — diluted	$2,720.76	$4,304.30	$906.13	$1,699.56	$3,367.72
Extraordinary gain per share — diluted	1,645.88	—	1,192.40	—	—

Earnings per ordinary share — diluted	$4,366.64	$4,304.30	$2,098.53	$1,699.56	$3,367.72

Weighted average shares outstanding — basic	18,612	18,352	18,081	18,000	18,000
Weighted average shares outstanding — diluted	18,858	18,751	18,248	18,000	18,000
Cash dividends paid per share	$1,552.67	$—	$645.83	$4,483.41	$—

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands of U.S. dollars)

Summary Balance Sheet Data:
Cash and cash equivalents	$513,563	$345,329	$350,456	$127,228	$85,916
Total investments	747,529	539,568	591,635	268,417	258,429
Reinsurance recoverable	408,142	250,229	341,627	175,091	122,937
Total assets	1,774,252	1,199,963	1,347,853	632,347	514,597
Reserves for losses and loss adjustment expenses	1,214,419	806,559	1,047,313	381,531	284,409
Total shareholder equity	318,610	260,906	177,338	147,616	167,473
Book Value per Share:
Basic	17,118.54	14,189.70	9,721.41	8,200.89	9,304.06
Diluted	16,895.24	13,921.67	9,461.05	8,200.89	9,304.06

(1)	Earnings per share is a measure based on net earnings divided by weighted average ordinary shares outstanding. Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of shares and share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

(2)	Basic book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares and ordinary share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALAYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This annual report and the documents incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in and incorporated by reference in this annual report.

Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectibility of our reinsurance;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures;

•	risks that we may require additional capital in the future which may not be available or may be available only on unfavorable terms;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	changes in regulations or tax laws applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	losses due to foreign currency exchange rate fluctuations;

•	changes in accounting policies or practices; and

•	changes in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions which could affect our investment portfolio.

The factors listed above should not be construed as exhaustive. Certain of these factors are described in more detail in “Item 1A. Risk Factors” above. We undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion and analysis of Enstar’s financial condition and results of operations should be read in conjunction with Enstar’s consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to Enstar’s plans and strategy for its business, includes forward-looking statements that involve risks, uncertainties and assumptions. Enstar’s actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this annual report.

Business Overview

Enstar Group Limited (formerly Castlewood Holdings Limited), or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. On January 31, 2007, Enstar completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, or CWMS, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned an approximately 32% economic and 50% voting interest in Enstar.

In addition, immediately prior to the closing of the Merger, Enstar completed a recapitalization pursuant to which it: 1) exchanged all of its previously owned outstanding shares for new ordinary shares of Enstar; 2) designated its initial Board of Directors immediately following the Merger; 3) repurchased certain of its shares held by Trident II, L.P. and its affiliates; 4) made payments totaling $5,076,000 to certain of its executive officers and employees, which payments are intended to provide the recipients with a cash incentive to remain with Enstar following the Merger; and 5) purchased, through its wholly-owned subsidiary, Castlewood Limited, the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident II, L.P.

Since its formation, Enstar, through its subsidiaries, has completed several acquisitions of insurance and reinsurance companies and is now administering those businesses in run-off. Enstar derives its net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, Enstar has formed other businesses that provide management and consultancy services, claims inspection services and reinsurance collection services to Enstar affiliates and third-party clients for both fixed and success-based fees.

In the primary (or direct) insurance business, the insurer assumes risk of loss from persons or organizations that are directly subject to the given risks. Such risks may relate to property, casualty, life, accident, health, financial or other perils that may arise from an insurable event. In the reinsurance business, the reinsurer agrees to indemnify an insurance or reinsurance company, referred to as the ceding company, against all or a portion of the insurance risks arising under the policies the ceding company has written or reinsured. When an insurer or reinsurer stops writing new insurance business, either entirely or with respect to a particular line of business, the insurer, reinsurer, or the line of discontinued business is in run-off.

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (e.g., property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party, such as Enstar, that specializes in run-off management to purchase the company, or to manage the company or portfolio in run-off.

In the sale of a run-off company, a purchaser, such as Enstar, typically pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

Alternatively, if the insurer or reinsurer hires a third party, such as Enstar, to manage its run-off business, the insurer or reinsurer will, unlike in a sale of the business, receive little or no cash up front. Instead, the management arrangement may provide that the insurer or reinsurer will share in the profits, if any, derived from the run-off with certain incentive payments allocated to the run-off manager. By hiring a run-off manager, the insurer or reinsurer can outsource the management of the run-off business to experienced and capable individuals, while allowing its own management team to focus on the insurer’s or reinsurer’s core businesses. Enstar’s desired approach to managing run-off business is to align its interests with the interests of the owners through both fixed management fees and certain incentive payments. Under certain management arrangements to which Enstar is a party, it only receives a fixed management fee and does not receive incentive payments.

Following the purchase of a run-off company or the engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge liabilities associated with the business while preserving and maximizing its assets. Enstar’s approach to managing its acquired companies in run-off as well as run-off companies or portfolios of businesses on behalf of third-party clients includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by Enstar, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. Enstar attempts to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Enstar also attempts, where appropriate, to negotiate favorable commutations with reinsurers by securing the receipt of a lump-sum settlement from the reinsurer in complete satisfaction of the reinsurer’s liability in respect of any future claims. Enstar, or third-party client, is then fully responsible for any claims in the future. Enstar typically invests proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

With respect to its U.K. and Bermuda insurance and reinsurance subsidiaries, Enstar is able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement, or a Solvent Scheme, have been a popular means of achieving financial certainty and finality, for insurance and reinsurance companies incorporated or managed in the U.K. and Bermuda by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. Such a Solvent Scheme is an arrangement between a company and its creditors or any class of them. For a Solvent Scheme to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the Solvent Scheme. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a Solvent Scheme. Once a Solvent Scheme has been approved by the statutory majority of voting creditors of the company it requires the sanction of the local court. While a Solvent Scheme provides an alternative exit strategy for run-off companies it is not Enstar’s strategy to make such acquisitions with this strategy solely in mind. Enstar’s preferred approach is to generate earnings from the disciplined and professional management of acquired run-off companies and then consider exit strategies, including a Solvent Scheme, when the majority of the run-off is complete. To understand risks associated with this strategy, see “Risk Factors — Risks Relating to our Business — Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available which may result in the increased length of time and associated cost run-off of our insurance and reinsurance subsidiaries beginning on page 37.”

Enstar manages its business through two operating segments: reinsurance and consulting.

Enstar’s reinsurance segment comprises the operations and financial results of its insurance and reinsurance subsidiaries. The financial results of this segment primarily consist of investment income less net reductions in loss and loss adjustment expense liabilities, direct expenses (including certain premises costs and professional fees) and management fees paid to Enstar’s consulting segment.

Enstar’s consulting segment comprises the operations and financial results of those subsidiaries which provide management and consulting services, forensic claims inspections services and reinsurance collection services to third party clients. This segment also provides management services to the reinsurance segment in return for management fees. The financial results of this segment primarily consist of fee income less overhead expenses comprised of staff costs, information technology costs, certain premises costs, travel costs and certain professional fees.

As of December 31, 2006, Enstar had $1,774.3 million of total assets and $318.6 million of shareholders’ equity. Enstar operates its business internationally through its insurance and reinsurance subsidiaries and its consulting subsidiaries in the United Kingdom, the United States and Bermuda.

Financial Statement Overview

Consulting Fee Income

Enstar generates consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary from period to period depending on the timing of completion of success-based fee arrangements. Success-based fees are recorded when targets related to overall project completion or profitability goals are achieved. Enstar’s consulting segment, in addition to providing services to third parties, also provides management services to Enstar’s reinsurance segment based on agreed terms set out in management agreements between the parties. The fees charged by the consulting segment to the reinsurance segment are eliminated against the cost incurred by the reinsurance segment on consolidation.

Net Investment Income and Net Realized Gains/(Losses)

Enstar’s net investment income is principally derived from interest earned on cash and investments offset by investment management fees paid. Enstar’s investment portfolio currently consists of the following: (1) a bond portfolio and short-term investments that are classified as held-to-maturity and carried at amortized cost; (2) cash and cash equivalents; (3) other investments that are accounted for on the equity basis; (4) fixed and short-term investments that are classified as trading and are carried at fair value; and (5) mutual funds, whose underlying assets consist of investments having maturities of greater than six and less than twelve months when purchased, that are held as available-for-sale securities and are carried at fair value.

Enstar’s current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the effect they have on the amount of cash and investment balances, as well as the level of interest rates and other market factors, affect the return Enstar generates on its investment portfolio. As it is Enstar’s current investment policy to hold its bond portfolio to maturity, and not to trade or have such portfolio available-for-sale, realized gains or losses are not expected to be generated on a regular basis. However, when Enstar makes a new acquisition it will often restructure the acquired investment portfolio, which may generate one-time realized gains or losses.

The majority of cash and all of the investment balances are held within Enstar’s reinsurance segment.

Net Reduction in Loss and Loss Adjustment Expense Liabilities

Enstar’s insurance-related earnings are primarily comprised of reductions, or potentially increases, of net loss and loss adjustment expense liabilities. These liabilities are comprised of:

•	outstanding loss or case reserves, or OLR, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers;

•	reserves for losses incurred but not reported, or IBNR reserves, which are reserves established by Enstar for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation, less the portion that can be recovered from reinsurers; and

•	reserves for future loss adjustment expense liabilities which represent management’s best estimate of the future costs of managing the run-off of claims liabilities.

Net loss and loss adjustment expense liabilities are reviewed by Enstar’s management each quarter and by independent actuaries annually. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net loss and loss adjustment expense liabilities may change as Enstar’s management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.

Commutations provide an opportunity for Enstar to exit exposures to entire policies with insureds and reinsureds at a discount to the previously estimated ultimate liability. Enstar’s internal and external actuaries eliminate all prior historical loss development that relates to commuted exposures and apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess estimates of ultimate liabilities.

Policy buy-backs provide an opportunity for Enstar to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of Enstar’s routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Enstar’s actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Critical Accounting Policies” below), compares the trend of Enstar’s loss development to that of the industry. To the extent that the trend of Enstar’s loss development compared to the industry changes in any period it is likely to have an impact on the estimate of ultimate liabilities. Additionally, consolidated net reductions, or potentially increases, in loss and loss adjustment expense liabilities include reductions, or potentially increases, in the provisions for future losses and loss adjustment expenses related to the current period’s run-off activity. Net reductions in net loss and loss adjustment expense liabilities are reported as negative expenses by Enstar in its reinsurance segment. The unallocated loss adjustment expenses paid by the reinsurance segment comprise management fees paid to the consulting segment and are eliminated on consolidation. The consulting segment costs in providing run-off services are classified as salaries and general and administrative expenses. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” below.

As Enstar’s reinsurance subsidiaries are in run-off, its premium income is insignificant, consisting primarily of adjustment premiums triggered by loss payments.

Salaries and Benefits

Enstar is a service-based company and, as such, employee salaries and benefits are its largest expense. Enstar has experienced significant increases in its salaries and benefits expenses as it has grown its operations, and it expects that trend to continue if it is able to successfully expand its operations.

In August 2004, Enstar implemented an employee equity-based compensation plan. The plan allowed for the award of Enstar’s Class D non-voting ordinary shares to certain employees up to a maximum of 7.5% of Enstar’s total issued share capital. On September 15, 2006, Enstar’s board of directors and shareholders adopted the Enstar Group Limited 2006 Equity Incentive Plan (the “Equity Incentive Plan”). No incentive awards have been awarded under the Equity Incentive Plan, and 1,200,000 ordinary shares are reserved for future awards under the Equity Incentive Plan.

On September 15, 2006, Enstar’s board of directors and shareholders adopted the Enstar Group Limited 2006-2010 Annual Incentive Compensation Plan (the “Annual Incentive Plan”), which will be administered by a Compensation Committee appointed by Enstar’s board of directors (the “Plan Committee”). No awards have been granted under the Annual Incentive Plan.

The Annual Incentive Plan provides for the annual grant of bonus compensation (each, a “bonus award”), to certain of officers and employees of Enstar and its subsidiaries, including Enstar’s senior executive officers. Bonus awards for each calendar year from 2006 through 2010 will be determined based on Enstar’s consolidated net after-tax profits. The Plan Committee shall determine the amount of bonus awards in any calendar year, based on a percentage of Enstar’s consolidated net after-tax profits. The percentage will be 15% unless the Plan Committee exercises its discretion to change the percentage no later than 30 days after Enstar’s year-end. The Plan Committee will determine, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan and the number of shares issued will be determined based on the fair market value of ordinary shares for the thirty calendar days preceding the grant of ordinary shares as a bonus award.

With the exception of the expense relating to the Annual Incentive Plan, which is allocated to both the reinsurance and consulting segments, the costs of all employees of Enstar are accounted for as part of the consulting segment.

General and Administrative Expenses

General and administrative expenses include rent and rent-related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. Enstar has operations in multiple jurisdictions and its employees travel frequently in connection with the search for acquisition opportunities and in the general management of the business. As a result of the Merger, Enstar anticipates increases in personnel and, therefore, increases in related general and administrative expenses as well as additional professional fees associated with becoming subject to reporting regulations under the Securities Exchange Act of 1934, as amended. While certain general and administrative expenses, such as rent and related costs and professional fees, are incurred directly by the reinsurance segment, the remaining general and administrative expenses are incurred by the consulting segment. To the extent that such costs incurred by the consulting segment relate to the management of the reinsurance segment, they are recovered by the consulting segment through the management fees charged to the reinsurance segment.

Foreign Exchange Gain/(Loss)

Enstar’s reporting and functional currency is U.S. dollars. Through its subsidiaries, however, Enstar holds a variety of foreign (non-U.S.) currency assets and liabilities, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the period. The resulting exchange gains or losses are included in Enstar’s net income. Enstar seeks to manage its exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities.

Income Tax/(Recovery)

Under current Bermuda law, Enstar and its Bermuda-based subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. These companies have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016. Enstar’s non-Bermuda subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards.

Minority Interest

The acquisitions of Hillcot Re Limited (formerly Toa-Re Insurance Company (UK) Limited) in March 2003 and of Brampton Insurance Company Limited (formerly Aioi Insurance Company of Europe Limited) in March 2006 were effected through Hillcot Holdings Limited, or Hillcot, a Bermuda-based company in which Enstar has a 50.1% economic interest. The results of operations of Hillcot are included in Enstar’s consolidated statements of operations with the remaining 49.9% economic interest in the results of Hillcot reflected as a minority interest.

Share of Income of Partly-Owned Companies

Enstar includes in its net income its proportionate share in the equity of earnings by companies in which it holds a significant influence. Such investments are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect Enstar’s share of net earnings.

Negative Goodwill

Negative goodwill represents the excess of the fair value of businesses acquired by Enstar over the cost of such businesses. In accordance with FAS 141 “Business Combinations,” this amount is recognized upon the acquisition of the businesses as an extraordinary gain. The fair values of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and Enstar’s management run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur. For more information on how the goodwill is determined, see “— Critical Accounting Policies — Goodwill” below.

Critical Accounting Policies

Certain amounts in Enstar’s consolidated financial statements require the use of best estimates and assumptions to determine reported values. These amounts could ultimately be materially different than what has been provided for in Enstar’s consolidated financial statements. Enstar considers the assessment of loss reserves and reinsurance recoverable to be the values requiring the most inherently subjective and complex estimates. In addition, the assessment of the possible impairment of goodwill involves certain estimates and assumptions. As such, the accounting policies for these amounts are of critical importance to Enstar’s consolidated financial statements.

Loss and Loss Adjustment Expenses

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2006 and 2005:

	2006			2005
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. Dollars)			(in thousands of U.S. Dollars)

Asbestos	$158,861	$389,143	$548,004	$149,023	$297,807	$446,830
Environmental	43,957	74,115	118,072	43,477	87,772	131,249
All Other	312,913	161,855	474,768	110,776	67,629	178,405

Total	515,731	625,113	1,140,844	303,276	453,208	756,484

ULAE			73,575			50,075

Total			$1,214,419			$806,559

Note: The “All Other” exposure category consists of a mix of casualty, property, marine, aviation and other miscellaneous exposures, which are generally long-tailed in nature.

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2006 and 2005:

	2006	2005
	(in thousands of U.S. dollars)

Asbestos	$306,905	$325,920
Environmental	43,058	58,037
Other	522,296	209,203

Total	$872,259	$593,160

As of December 31, 2006, the IBNR reserves (net of reinsurance balances receivable) accounted for $359.4 million, or 41.2%, of Enstar’s total loss reserves. The reserve for IBNR (net of reinsurance balance receivable) accounted for $326.3 million, or 55.0%, of Enstar’s total loss reserves at December 31, 2005.

Annual Loss and Loss Adjustment Reviews

Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, the liability for unpaid losses and loss adjustment expenses is based largely upon estimates. Enstar’s management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss adjustment expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for IBNR reserves. Such reserves are estimated by management based upon loss reports received from ceding companies, supplemented by Enstar’s own estimates of losses for which no ceding company loss reports have yet been received.

In establishing reserves, management also considers independent actuarial estimates of ultimate losses. Enstar’s actuaries employ generally accepted actuarial methodologies to estimate ultimate losses and loss adjustment expenses. A loss reserve study is prepared by an independent actuary annually in order to provide additional insight into the reasonableness of Enstar’s reserves for losses and loss adjustment expenses.

As of December 31, 2006, 2002 was the most recent year in which policies were underwritten by any of Enstar’s insurance and reinsurance subsidiaries. As such, all of Enstar’s unpaid claims liabilities are considered to have a long-tail claims payout. Loss reserves primarily relate to casualty exposures, including latent claims, of which approximately 58.4% relate to asbestos and environmental exposures.

Within the annual loss reserve studies produced by Enstar’s external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example asbestos, environmental, casualty, property) and lines of business written (for example marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

The ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of Enstar’s insurance subsidiaries as of December 31, 2006 are:

	Low	Selected	High

Asbestos	$358,521	$548,004	$560,659
Environmental	49,098	118,072	144,220
All Other	431,795	474,768	499,243
ULAE	73,575	73,575	73,575

Total	$912,989	$1,214,419	$1,277,697

Latent Claims.  Enstar’s loss reserves are largely related to casualty exposures including latent exposures primarily relating to asbestos and environmental exposure, or A&E. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. First, unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claim history do not exist. There is significant coverage litigation related to these exposures, which creates further uncertainty in the estimation of the liabilities. As such, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by Enstar will be adequate or will not be adversely affected by the development of other latent exposures.

Enstar’s asbestos claims are primarily products liability claims submitted by a variety of insureds who operated in different parts of the asbestos distribution chain. While most such claims arise from asbestos mining and primary asbestos manufacturers, it has also been receiving claims from tertiary defendants such as smaller manufacturers and the industry has seen an emerging trend of non-products claims arising from premises exposures. Unlike products claims, primary policies generally do not contain aggregate policy limits for premises claims, which, accordingly, remain at the primary layer and, thus, rarely impact excess insurance policies. As the vast majority of Enstar’s policies are excess policies, this trend has had only a marginal effect on our asbestos exposures thus far.

Asbestos reform efforts have been underway at both the federal and state level to address the cost and scope of asbestos claims to the American economy. While there is significant opposition to proposals for a federal trust fund that would replace the tort system for asbestos claims and the prospect for passage of such federal level reforms appears remote at present, several states, including Texas and Florida, have passed reforms based on “medical criteria” requiring certain levels of medically documented injury before a lawsuit can be filed, resulting in a drop of year-on-year case filings in those states adopting this reform measure.

Asbestos claims fall into two general categories: impaired and unimpaired bodily injury claims. Property damage claims represent only a small fraction of asbestos claims. Impaired claims primarily include individuals suffering from mesothelioma or a cancer such as lung cancer. Unimpaired claims include asbestosis and those whose lung regions contain pleural plaques. Unimpaired claims are not life threatening and do not cause changes to one’s ability to function or to one’s lifestyle.

Unlike traditional property and casualty insurers that either have large numbers of individual claims arising from personal lines such as auto, or small numbers of high value claims as in medical malpractice insurance lines, Enstar’s primary exposures arise from asbestos and environmental claims that do not follow a consistent pattern. For instance, Enstar may encounter a small insured with one large environmental claim due to significant groundwater contamination, while a Fortune 500 company may submit numerous claims for relatively small values. Moreover, there is no set pattern for the life of an environmental or asbestos claim. Some of these claims may resolve within two years whereas others have remained unresolved for nearly two decades. Therefore, Enstar’s open and closing claims data do not follow any identifiable or discernible pattern.

Furthermore, because of the reinsurance nature of the claims Enstar manages, it focuses on the activities at the (re)insured level rather than at the individual claims level. The counterparties with whom Enstar typically interacts are generally insurers or large industrial concerns and not individual claimants. Claims do not follow any consistent pattern. They arise from many insureds or locations and in a broad range of circumstances. An insured may present one large claim or hundreds or thousands of small claims. Plaintiffs’ counsel frequently aggregate thousands of claims within one lawsuit. The deductibles to which claims are subject vary from policy to policy and year to year. Often claims data is only available to reinsurers, such as Enstar, on an aggregated basis. Accordingly, Enstar has not found claim count information or average reserve amounts to be reliable indicators of exposure for its reserve estimation process or for management of its liabilities. Enstar has found data accumulation and claims management more effective and meaningful at the (re)insured level rather than at the underlying claim level. As such, we have designed our reserving methodologies to be independent of claim count information. As the level of exposures to a (re)insured can vary substantially, Enstar focuses on the aggregate exposures and pursues commutations and policy buy-backs with the larger (re)insureds.

Enstar employs approximately thirty-one full time equivalent employees, including three U.S. attorneys, actuaries, and experienced claims-handlers to directly administer its asbestos and environmental liabilities. Enstar has established a provision for future expenses of $43.0 million, which reflects the total anticipated costs to administer these claims to expiration.

Enstar’s future asbestos loss development may be influenced by many factors including:

•	Onset of future asbestos-related illness in individuals exposed to asbestos over the past 50 or more years.

•	Future viability of the practice of resolving asbestos liability for defendant companies through bankruptcy.

•	Enactment of tort reforms establishing stricter medical criteria for asbestos awards.

•	Attempts to resolve all U.S.-related asbestos litigation through federal legislation.

The influence of each of these factors is not easily quantifiable and Enstar’s historical asbestos loss development is of limited value in determining future asbestos loss development using traditional actuarial reserving techniques.

Significant trends affecting insurer liabilities and reserves in recent years had little effect on environmental claims, except for claims arising out of damages to natural resources. New Jersey has pioneered the use of natural resources damages to advance further pursuit of funds from potentially responsible parties, or PRPs. A recent successful action against Exxon Mobil has increased the likelihood that the use of natural resource damages will expand within New Jersey and perhaps other states. These actions target primary policies and will likely have less effect on excess carriers because damages, when awarded, are typically spread across many PRPs and across many policy years. As such, claims do not generally reach excess insurance layers.

Enstar’s future environmental loss development may also be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and related legislation.

•	Costs imposed due to joint and several liability if not all PRPs are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the “absolute” pollution exclusion.

•	Potential future reforms and amendments to CERCLA, particularly as the resources of Superfund — the funding vehicle, established as part of CERCLA, to provide financing for cleanup of polluted sites where no PRP can be identified — become exhausted.

The influence of each of these factors is not easily quantifiable and, as with asbestos-related exposures, Enstar’s historical environmental loss development is of limited value in determining future environmental loss development using traditional actuarial reserving techniques.

Finally, the issue of lead paint liability represents a potential emerging trend in latent claim activity that could potentially lead to future reserve adjustments. After a series of successful defense efforts by defendant lead pigment manufacturers in lead paint litigation, last year a Rhode Island court ruled in favor of the government in a nuisance claim against the defendant manufacturers. Although the damages portion of the case has yet to be decided, the plaintiff could receive a significant award. Further, there are similar pending claims in several jurisdictions including California and Ohio. As insureds have met policy terms and conditions to establish coverage for lead paint public nuisance claims as opposed to traditional bodily injury and property damage claims there is the potential for significant impact to excess insurers should plaintiffs prevail in successive nuisance claims pending in other jurisdictions.

Enstar’s independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for Enstar’s A&E exposures. These methods are based on comparisons of Enstar’s loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each relevant Enstar subsidiary and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by Enstar’s independent actuaries to estimate IBNR for A&E exposures.

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g. primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g. first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to the international domicile of Enstar subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g. policy buy-backs and commutations) pursued by Enstar, lists of individual risks remaining and general trends within the legal and tort environments.

1. Paid Survival Ratio Method.  In this method, Enstar’s expected annual average payment amount is multiplied by an expected future number of payment years to get an indicated reserve. Enstar’s historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payments data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. This method has advantages of ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.

2. Paid Market Share Method.  In this method, Enstar’s estimated market share is applied to the industry estimated unpaid losses. The ratio of Enstar’s historical calendar year payments to industry historical calendar year payments is examined to estimate Enstar’s market share. This ratio is then applied to the estimate of industry unpaid losses. Each year, calendar year payment data is updated (for both Enstar and industry), estimates of industry unpaid losses are reviewed and the selection of Enstar’s estimated market share is revisited. This method has the advantage that trends in calendar-year market share can be incorporated into the selection of company share of remaining market payments. A potential disadvantage of this method is that it is particularly sensitive to assumptions regarding the time-lag between industry payments and Enstar payments.

3. Reserve-to-Paid Method.  In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by Enstar’s paid-to-date losses to estimate Enstar’s reserves. Specific considerations in the application of this method include the completeness of Enstar’s paid-to-date loss information, the potential acceleration or deceleration in Enstar’s payments (relative to the industry) due to Enstar’s claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both Enstar and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to Enstar portfolios which do not have complete inception-to-date paid loss history could produce misleading results.

4. IBNR:Case Ratio Method.  In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by Enstar’s case reserves to estimate Enstar IBNR reserves. Specific considerations in the application of this method include the presence of policies reserved at policy limits, changes in overall industry case reserve adequacy and recent loss reporting history for Enstar. Each year, Enstar case reserves are updated, industry reserves are updated and the applicability of the industry IBNR:case ratio is reviewed. This method has the advantage that it incorporates the most recent estimates of amounts needed to settle open cases included in current case reserves. A potential disadvantage is that results could be misleading where Enstar case reserve adequacy differs significantly from overall industry case reserve adequacy.

5. Ultimate-to-Incurred Method.  In this method, the ratio of estimated industry ultimate losses to industry incurred-to-date losses is applied to Enstar incurred-to-date losses to estimate Enstar’s IBNR reserves. Specific considerations in the application of this method include the completeness of Enstar’s incurred-to-date loss information, the potential acceleration or deceleration in Enstar’s incurred losses (relative to the industry) due to Enstar’s claims handling practices and the impact of large individual settlements. Each year incurred-to-date loss information is updated (for both Enstar and the industry) and updates to industry estimated ultimate losses are reviewed. This method has the advantage that it incorporates both paid and case reserve information in projecting ultimate losses. A potential disadvantage is that results could be misleading where cumulative paid loss data is incomplete or where Enstar case reserve adequacy differs significantly from overall industry case reserve adequacy.

Under the Paid Survival Ratio Method, the Paid Market Share Method and the Reserve-to-Paid Method, we first determine the estimated total reserve and then deduct the reported outstanding case reserves to arrive at an estimated IBNR reserve. The IBNR:Case Ratio Method first determines an estimated IBNR reserve which is then added to the advised outstanding case reserves to arrive at an estimated total loss reserve. The Ultimate-to-Incurred Method first determines an estimate of the ultimate losses to be paid and then deducts paid-to-date losses to arrive at an estimated total loss reserve and then deducts outstanding case reserves to arrive at the estimated IBNR reserve.

Within the annual loss reserve studies produced by Enstar’s external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example asbestos, environmental, casualty, property) and lines of business written (for example marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations, and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

As of December 31, 2006, Enstar has thirteen separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 215 reserve categories in total, including 21 distinct asbestos reserving categories and 24 distinct environmental reserving categories.

The five methodologies discussed above are applied for each of the 21 asbestos reserving categories and each of the 24 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the asbestos and environmental liabilities in general, and the actual Enstar exposure portfolios in particular.

In selecting a recorded reserve, management considers the range of results produced by the methods, and the strengths and weaknesses of the methods in relation to the data available and the specific characteristics of the portfolio under consideration. Trends in both Enstar data and industry data are also considered in the reserve selection process. Recent trends or changes in the relevant tort and legal environments are also considered when assessing methodology results and selecting an appropriate recorded reserve amount for each portfolio.

The following key assumptions were used to estimate Asbestos and Environmental reserves at December 31, 2006:

1. $65 billion Ultimate Industry Asbestos losses — this level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR: Case Ratio and the Ultimate-to-Incurred asbestos reserving methodologies.

2. $35 billion Ultimate Industry Environmental losses — this level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR: Case Ratio and the Ultimate-to-Incurred environmental reserving methodologies.

3. Loss reporting lag — Enstar’s subsidiaries assumed a mix of insurance and reinsurance exposures generally through the London Market. As the available industry benchmark loss information, as supplied by our independent consulting actuaries, is compiled largely from U.S. direct insurance company experience, Enstar’s loss reporting is expected to lag relative to available industry benchmark information. This time-lag used by each of Enstar’s insurance subsidiaries varies between from 2 to 5 years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess insurance, reinsurance of direct, and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time-lag than portfolios written from a U.S. domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

The assumptions above as to Ultimate Industry Asbestos and Environmental losses have not changed from the immediately preceding period. For certain Asbestos & Environmental portfolios, assumptions as to the appropriate loss reporting lag have changed from the immediately preceding period. For Enstar as a whole, the average selected lag for Asbestos has increased from 2 years to 3 years and the average selected lag for Environmental has increased from 2 years to 2.5 years. The changes arise largely as a result of the level of loss reporting during the year in certain of Enstar’s insurance companies relative to loss reporting trends within the industry. The changes to the lag assumptions had the effect of increasing gross reserves by $81.1 million and increasing net reserves by $6.4 million.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $65 billion for asbestos and $35 billion for environmental, and changes in the time-lag, from the selected averages of 3 years for asbestos and 2.5 years for environmental for the company behind industry development that it is assumed relates to the company’s insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and

ALAE at December 31, 2006 and differs from the table on page 55 which demonstrates the range of outcomes produced by the various methodologies.

Asbestos Gross
Sensitivity to Industry Asbestos Ultimate Loss Assumption	Loss Reserves

Asbestos — $65 billion (selected)	$548,004
Asbestos — $60 billion	481,439

Environmental Gross
Sensitivity to Industry Environmental Ultimate Loss Assumption	Loss Reserves

Environmental — $35 billion (selected)	$118,072
Environmental — $40 billion	155,544
Environmental — $30 billion	80,600

	Asbestos	Environmental
Sensitivity to Time-Lag Assumption*	Loss Reserves	Loss Reserves

Selected average of 3 years asbestos, 2.5 years environmental	$548,004	$118,072
Increase all portfolio lags by six months	594,877	121,514
Decrease all portfolio lags by six months	508,018	112,174

*	using $65 billion/$35 billion Asbestos/Environmental Industry Ultimate Loss assumptions

Industry publications indicate that the range of ultimate industry asbestos losses is estimated to be between $55 billion and $65 billion. Based on management’s experience of substantial loss development on Enstar asbestos exposure portfolios, Enstar has selected the upper end of the range as the basis for its asbestos loss reserving. Although the industry publications suggest a low end of the range of industry ultimate losses of $55 billion, Enstar considers that unlikely and believes that it is more reasonable to assume that the lower end of this range of ultimate losses could be $60 billion.

Guidance from industry publications is more varied in respect of estimates of ultimate industry environmental losses. Consistent with an industry published estimate, Enstar believes the reasonable range for ultimate industry environmental losses is between $30 billion and $40 billion. Enstar has selected the midpoint of this range as the basis for its environmental loss reserving based on advice supplied by its independent consulting actuaries. Another industry publication, released prior to the one relied upon by Enstar, indicates that ultimate industry environmental losses could be $56 billion. However, based on our own loss experience, including successful settlement activity by the company, the decline in new claims notified in recent years and improvements in environmental clean-up technology, Enstar does not believe that the $56 billion estimate would be a reasonable basis for its reserving for environmental losses.

Management’s current estimate of the time lag that relates to its insurance and reinsurance subsidiaries compared to the industry is considered reasonable given the analysis performed by its internal and external actuaries to date.

Over time, additional information regarding such exposure characteristics may be developed for any given portfolio. This additional information could cause a shift in the lag assumed.

Non-Latent Claims.  Non-latent claims are less significant to Enstar, both in terms of reserves held and in terms of risk of significant reserve deficiency. For non-latent loss exposure, a range of traditional loss development extrapolation techniques is applied. Incremental paid and incurred loss development methodologies are the most commonly used methods. Traditional cumulative paid and incurred loss development methods are used where inception-to-date, cumulative paid and reported incurred loss development history is available.

These methods assume that cohorts, or groups, of losses from similar exposures will increase over time in a predictable manner. Historical paid and incurred loss development experience is examined for earlier accident years to make inferences about how later accident years’ losses will develop. Where company-specific loss information is not available or not reliable, industry loss development information published by industry sources such as the Reinsurance Association of America is considered. These methods calculate an estimate of ultimate losses and then deduct paid-to-date losses to arrive at an estimated total loss reserve. Outstanding losses are then deducted from estimated total loss reserves to calculate the estimated IBNR reserve. Management does not expect changes in underlying reserving assumptions to have a material impact on net loss and loss adjustment expense reserves as they are primarily sensitive to changes due to loss development.

Quarterly Reserve Reviews.  In addition to an in-depth annual review, Enstar also performs quarterly reserve reviews. This is done by examining quarterly paid and incurred loss development to determine whether it is consistent with reserves established during the preceding annual reserve review. Loss development is reviewed separately for each major exposure type (e.g. asbestos, environmental, etc.), for each relevant Enstar subsidiary, and for large “wholesale” commutation settlements versus “routine” paid and advised losses. This process is undertaken to determine whether loss development experience during a quarter warrants any change to held reserves.

Loss development is examined separately by exposure type because different exposures develop differently over time. For example, the expected reporting and payout of losses for a given amount of asbestos reserves can be expected to take place over a different time frame and in a different quarterly pattern from the same amount of environmental reserves.

In addition, loss development is examined separately for each relevant Enstar subsidiary. While the most significant exposures for most Enstar subsidiaries are latent asbestos and environmental exposures, there are differing profiles to the exposure across Enstar’s subsidiaries. Companies can differ in their exposure profile due to the mix of insurance versus reinsurance, the mix of primary versus excess insurance, the underwriting years of participation and other criteria. These differing profiles lead to different expectations for quarterly and annual loss development by company.

Enstar’s quarterly paid and incurred loss development is often driven by large, “wholesale” settlements — such as commutations and policy buy-backs — which settle many individual claims in a single transaction. This allows for monitoring of the potential profitability of large settlements which, in turn, can provide information about the adequacy of reserves on remaining exposures which have not yet been settled. For example, if it were found that large settlements were consistently leading to large negative, or favorable, incurred losses upon settlement, it might be an indication that reserves on remaining exposures are redundant. Conversely, if it were found that large settlements were consistently leading to large positive, or adverse, incurred losses upon settlement, it might be an indication — particularly if the size of the losses were increasing — that certain loss reserves on remaining exposures are deficient. Moreover, removing the loss development resulting from large settlements allows for a review of loss development related only to those contracts which remain exposed to losses. Were this not done, it is possible that savings on large wholesale settlements could mask significant underlying development on remaining exposures.

Once the data has been analyzed as described above, an in-depth review is performed on classes of exposure with significant loss development. Discussions are held with appropriate personnel, including individual company managers, claims handlers and attorneys, to better understand the causes. If it is determined that development differs significantly from expectations, reserves would be adjusted.

Quarterly loss development is expected to be fairly erratic for the types of exposure insured and reinsured by Enstar. Several quarters of low incurred loss development can be followed by spikes of relatively large incurred losses. This is characteristic of latent claims and other insurance losses which are reported and settled many years after the inception of the policy. Given the high degree of statistical uncertainty, and potential volatility, it would be unusual to adjust reserves on the basis of one, or even several, quarters of loss development activity. As such, unless the incurred loss activity in any one quarter is of such significance that management is able to quantify the impact on the ultimate liability for loss and loss adjustment expenses, reductions or increases in loss and loss adjustment expense liabilities are carried out in the fourth quarter based on the annual reserve review described above.

As described above, Enstar’s management regularly reviews and updates reserve estimates using the most current information available and employing various actuarial methods. Adjustments resulting from changes in Enstar’s estimates are recorded in the period when such adjustments are determined. The ultimate liability for loss and loss adjustment expenses is likely to differ from the original estimate due to a number of factors, primarily consisting of the overall claims activity occurring during any period, including the completion of commutations of assumed liabilities and ceded reinsurance receivables, policy buy-backs and general incurred claims activity.

Reinsurance Balances Receivable

Enstar’s acquired reinsurance subsidiaries, prior to acquisition by Enstar, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they assumed. Loss reserves represent total gross losses, and reinsurance receivable represents anticipated recoveries of a portion of those unpaid losses as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve Enstar of its liabilities to its insureds or reinsureds. Therefore, Enstar evaluates and monitors concentration of credit risk among its reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible.

Goodwill

Enstar follows FAS No. 142 “Goodwill and Other Intangible Assets” which requires that recorded goodwill be assessed for impairment on at least an annual basis. In determining goodwill, Enstar must determine the fair value of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and Enstar’s management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method options. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves. Interest rates used to determine the fair value of reinsurance receivables are increased to reflect the credit risk associated with the reinsurers from who the receivables are, or will become, due. If the assumptions made in initially valuing the assets change significantly in the future, Enstar may be required to record impairment charges which could have a material impact on its financial condition and results of operations.

FAS No. 141 “Business Combinations” also requires that negative goodwill be recorded in earnings. During 2004 and 2006, Castlewood took negative goodwill into earnings upon the completion of the acquisition of certain companies and presented it as an extraordinary gain.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on its financial statements when adopted.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. We are currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at a specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the potential impact of FAS 159 on its financial statements when adopted.

Results of Operations

The following table sets forth Enstar’s selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2006	2005	2004
	(in thousands of U.S. dollars)

Consulting fees	$33,908	$22,006	$23,703
Net investment income	48,099	28,236	11,102
Net realized (losses) gains	(98)	1,268	(600)

TOTAL INCOME	81,909	51,510	34,205

Net reduction in loss and loss adjustment expense liabilities	(31,927)	(96,007)	(13,706)
Salaries and benefits	40,121	40,821	26,290
General and administrative expenses	18,878	10,962	10,677
Interest expense	1,989	0	0
Foreign exchange (gain) loss	(10,832)	4,602	(3,731)

TOTAL EXPENSES	18,229	(39,622)	19,530

Net earnings before minority interest	63,680	91,132	14,675
Share of net earnings of partly-owned companies	518	192	6,881
Income tax expense	318	(914)	(1,924)
Minority interest	(13,208)	(9,700)	(3,097)

Net earnings before extraordinary gain	51,308	80,710	16,535
Extraordinary gain — Negative goodwill (net of minority interest)	31,038	0	21,759

NET EARNINGS	$82,346	$80,710	$38,294

Comparison of Year Ended December 31, 2006 and 2005

Enstar reported consolidated net earnings of approximately $82.3 million for the year ended December 31, 2006 compared to approximately $80.7 million in 2005. Included as part of net earnings for 2006 is an extraordinary gain of $31.0 million relating to negative goodwill, net of minority interest. As a result, net earnings before extraordinary gain for 2006 were approximately $51.3 million compared to $80.7 million in 2005. The decrease was primarily a result of a lower net reduction in loss and loss adjustment expense liabilities and higher general and administrative expenses offset by higher consulting fee income, investment income and increased foreign exchange gains.

Consulting Fees:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$54,546	$38,046	$16,500
Reinsurance	(20,638)	(16,040)	$(4,598)

Total	$33,908	$22,006	$11,902

Enstar earned consulting fees of approximately $33.9 million and $22.0 million for the years ended December 31, 2006 and 2005, respectively. Included in these amounts were approximately $1.3 million in consulting fees charged to wholly-owned subsidiaries of B.H. Acquisition, a partly-owned equity affiliate, in both 2006 and 2005. The increase in consulting fees is due primarily to the increase of approximately $8.9 million in management and incentive-based fees earned by Enstar’s U.S. subsidiaries along with increased incentive-based fees generated by Enstar’s Bermuda management company.

Internal management fees of $20.6 million and $16.0 million were paid in 2006 and 2005, respectively, by Enstar’s reinsurance companies to its consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired in 2006.

Net Investment Income and Net Realized Gains/(Losses):

	Year Ended December 31,
	Net Investment Income			Net Realized Gains/(Losses)
	2006	2005	Variance	2006	2005	Variance
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)

Consulting	$1,225	$576	$649	$—	$—	$—
Reinsurance	46,874	27,660	19,214	(98)	1,268	(1,366)

Total	$48,099	$28,236	$19,863	$(98)	$1,268	$(1,366)

Net investment income for the year ended December 31, 2006 increased by $19.9 million to $48.1 million, compared to $28.2 million for the year ended December 31, 2005. The increase was attributable to the increase in prevailing interest rates during the year along with an increase in average cash and investment balances from $913.5 million to $1,093.2 million for the years ended December 31, 2005 and 2006, respectively, relating to cash and investment portfolios of reinsurance companies acquired in the year.

The average return on the cash and fixed maturities investments for the year ended December 31, 2006 was 4.40%, as compared to the average return of 3.23% for the year ended December 31, 2005. The increase in yield was primarily the result of increasing U.S. interest rates — the U.S. federal funds rate has increased from 2.25% on January 1, 2005 to 4.25% on December 31, 2005 and to 5.25% on December 31, 2006. The average Standard & Poor’s credit rating of Enstar’s fixed income investments at December 31, 2006 was AAA.

Net realized (losses)/gains for the year ended December 31, 2006 and 2005 were $(0.1) million and $1.3 million, respectively. Based on Enstar’s current investment strategy, Enstar does not expect net realized gains and losses to be significant in the foreseeable future.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2006 was $31.9 million and was attributable to a reduction in estimates of net ultimate losses of $21.4 million, a reduction in estimates of loss adjustment expense liabilities of $15.1 million, to reflect 2006 run-off activity compared to a reduction of $10.5 million in 2005 (the larger reduction relating to companies acquired during 2006), a reduction in aggregate provisions for bad debt of $6.3 million compared to $20.2 million in 2005, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.9 million compared to $7.9 million in 2005, the increased charge reflecting amortization relating to companies acquired during 2006. The reduction in estimates of net ultimate losses of $21.4 million comprised of net adverse incurred loss development of $37.9 million offset by reductions in estimates of IBNR reserves of $59.3 million, of which an increase in estimates of ultimate losses of $3.4 million relating to one of Enstar’s insurance entities was offset by reductions in estimates of net ultimate losses of $24.8 million in Enstar’s remaining insurance and reinsurance entities.

The adverse incurred loss development of $37.9 million, whereby advised case and LAE reserves of $37.4 million were settled for net paid losses of $75.3 million, comprised adverse incurred loss development of $59.2 million relating to one of Enstar’s insurance companies partially offset by favorable incurred loss development of $21.3 million relating to Enstar’s remaining insurance and reinsurance companies.

The adverse incurred loss development of $59.2 million relating to one of Enstar’s insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 10 commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Other factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed asbestos and environmental loss reporting time-lag as discussed further below. Of the 10 commutations completed for this entity, two were among its top ten cedant and/or reinsurance exposures. The remaining 8 were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the adverse loss development of $59.2 million was largely offset by a recoverable from a single AA rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by Enstar.

The favorable incurred loss development of $21.3 million, relating to Enstar’s remaining insurance and reinsurance companies, whereby net advised case reserves of $15.3 million were settled for net paid loss recoveries of $6.0 million, arose from approximately 35 commutations of assumed and ceded exposures at less than case and LAE reserves, where receipts from ceded commutations exceeded settlements of assumed exposures, and the settlement of non-commuted losses in the year below carried reserves. Enstar adopts a disciplined approach, through claims adjusting and the inspection of underlying policyholder records, to the review and settlement of non-commuted claims such that settlements may often be achieved below the level of the originally advised loss.

The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to Enstar’s remaining insurance and reinsurance companies (i.e. excluding the net $55.8 million reduction in IBNR reserves relating to the entity referred to above) amounted to $3.5 million. This net reduction is comprised of an increase of $19.8 million resulting from (i) a change in assumptions as to the appropriate loss reporting time lag for Asbestos related exposures from 2 to 3 years and for environmental exposures from 2 to 2.5 years which resulted in an increase in net IBNR reserves of $6.4 million, and (ii) a reduction in ceded IBNR recoverables of $13.4 million resulting from the commutation of ceded reinsurance protections. The increase in IBNR of $19.8 million is offset by a reduction of $23.3 million resulting from the application Enstar’s reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 35 commutations, and (ii) reduced case and LAE reserves in the aggregate.

Of the 35 commutations completed during 2006 for the remaining Enstar reinsurance and insurance companies, ten were among their top ten cedant and/or reinsurance exposures. The remaining twenty-five were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006	2005
	(in thousands of U.S. dollars)

Net Losses Paid	$(75,293)	$(69,007)
Net Change in Case and LAE Reserves	43,645	95,156
Net Change in IBNR	63,575	69,858

Net Reduction in Loss and Loss Adjustment Expenses	$31,927	$96,007

Net change in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to Enstar by its policyholders and attorneys, less changes in case reserves recoverable advised by Enstar to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR represents the change in Enstar’s actuarial estimates of losses incurred but not reported.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2006 and 2005. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2006	2005
	(in thousands of U.S. dollars)

Net Reserves for Losses and Loss Adjustment Expenses, January 1	$593,160	$736,660
Incurred related to prior years	(31,927)	(96,007)
Paids related to prior years	(75,293)	(69,007)
Effect of exchange rate movement	24,856	3,652
Acquired on acquisition of subsidiaries	361,463	17,862

Net Reserves for Losses and Loss Adjustment Expenses, December 31	$872,259	$593,160

Salaries and Benefits:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$28,255	$26,864	$(1,391)
Reinsurance	11,866	13,957	2,091

Total	$40,121	$40,821	$700

Salaries and benefits, which include expenses relating to Enstar’s Annual Incentive Compensation Program and employee share plans, were $40.1 million and $40.8 million for the years ended December 31, 2006 and 2005, respectively. On May 23, 2006, Enstar entered into a merger agreement and a recapitalization agreement, which agreements provided for the cancellation of the its then-existing incentive compensation plan, or the Old Incentive Plan, which plan was replaced with the Annual Incentive Plan. As a result of the execution of these agreements, the accounting treatment for share based awards under the Old Incentive Plan changed from book value to fair value. As a result of this modification, Enstar recognized additional stock-based compensation of $15.6 million during the quarter ended June 30, 2006. The total stock-based compensation expense recognized in the year ended December 31, 2006, including the $15.6 million mentioned previously, was $22.3 million as compared to $3.8 million for the year ended December 31, 2005. As a result of the cancellation of the Old Incentive Plan, $21.2 million of prior years unpaid bonus accrual was reversed during the quarter ended June 30, 2006. The expense associated with the new annual incentive compensation plan was $14.5 million for the year ended December 31, 2006 as compared to an expense of $14.2 million relating to the prior plan for the year ended December 31, 2005.

Enstar expects that staff costs will increase moderately in 2007 as it continues to grow and add staff. Bonus accrual expenses will be variable and dependent on the overall profit of Enstar.

General and Administrative Expenses:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$12,751	$9,246	$(3,505)
Reinsurance	6,127	1,716	$(4,411)

Total	$18,878	$10,962	$(7,916)

General and administrative expenses attributable to the consulting segment increased by $3.5 million during the year ended December 31, 2006, as compared to the year ended December 31, 2005. This increase was due primarily to increases in rent and rent related costs due to an increase in office space along with an increase in professional fees and travel relating to due diligence work on potential acquisition opportunities. Enstar expects that general and administrative expenses attributable to the consulting segment will continue to increase in 2007 due to growth in its U.S. operations, due diligence work on potential acquisitions, continued growth in staff resources and additional costs associated with its reporting obligations as a public company.

General and administrative expenses attributable to the reinsurance segment increased by $4.4 million during the year ended December 31, 2006, as compared to the year ended December 31, 2005. Of the increased costs for the year, $3.8 million relate to general and administrative expenses incurred in relation to companies acquired by Enstar in 2006 and, of the $3.8 million, $2.5 million relate to non-recurring costs associated with new acquisitions along with expenses incurred in arranging loan facilities with a London based bank. Enstar does not expect a significant level of costs in the reinsurance segment as the majority of costs incurred are covered by the management agreements in place with the consulting segment, including those related to new acquisitions.

Interest Expense:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	1,989	0	$1,989

Total	$1,989	$0	$1,989

Interest expense of $2.0 million was recorded for the year ended December 31, 2006. This amount relates to the interest on the funds that were borrowed from B.H. Acquisition and a London-based bank to partially assist with the financing of the acquisitions of Brampton Insurance Company Limited, or Brampton, and Cavell Holdings Limited (UK), or Cavell, as well as interest on the vendor promissory note that formed part of the acquisition cost for Brampton. The vendor promissory note was repaid in May 2006.

Foreign Exchange Gain/(Loss):

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$(146)	$(10)	$(136)
Reinsurance	10,978	(4,592)	$15,570

Total	$10,832	$(4,602)	$15,434

Enstar recorded a foreign exchange gain of $10.8 million for the year ended December 31, 2006, as compared to a foreign exchange loss of $4.6 million for 2005. The gain for the year ended December 31, 2006 arose primarily as a result of having surplus British Pounds that arose as a result of Enstar’s acquisitions of Brampton, Cavell, and Unione Italiana (U.K.) Reinsurance Company, or Unione, at a time when the British Pound has strengthened against the U.S. Dollar. The foreign exchange loss in 2005 arose as a result of having surplus British Pounds and Euros at various points in the year at a time when the both the British Pound and Euro were weakening against the U.S. Dollar. The U.S. Dollar to British Pound rate at January 1, 2005, December 31, 2005 and December 31, 2006 was $1.92, $1.72 and $1.959, respectively. Similarly, the U.S. Dollar to Euro rate at January 1, 2005, December 31, 2005 and December 31, 2006 was $1.36, $1.18 and $1.32, respectively.

As Enstar’s functional currency is the U.S. Dollar, it seeks to manage its exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities. The 2006 and 2005 currency mismatches were addressed and corrected by converting surplus foreign currency to U.S. Dollars at the time the mismatch was identified.

Share of Income of Partly-Owned Company:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	518	192	$326

Total	$518	$192	$326

Enstar’s share of equity in earnings of partly-owned companies for the years ended December 31, 2006 and 2005, was $0.5 million and $0.2 million, respectively. These amounts represent Enstar’s proportionate share of equity in the earnings of B.H. Acquisition.

On January 31, 2007, B.H. Acquisition became a wholly-owned subsidiary of Enstar and, as a result, Enstar will, for 2007, consolidate the results of B.H. Acquisition rather than report its proportionate share of B.H. Acquisition’s income.

Income Tax Recovery (Expense)

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$490	$(883)	$1,373
Reinsurance	(172)	(31)	$(141)

Total	$318	$(914)	$1,232

Income taxes of $0.3 million and $(0.9) million were recorded for the years ended December 31, 2006 and 2005, respectively. The income taxes recovered (incurred) were in respect of Enstar’s U.K and U.S subsidiaries.

Minority Interest:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(13,208)	(9,700)	$(3,508)

Total	$(13,208)	$(9,700)	$(3,508)

Enstar recorded a minority interest in earnings of $13.2 million and $9.7 million for the years ended December 31, 2006 and 2005, respectively, reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot and Brampton.

Negative Goodwill:

	Year Ended December 31,
	2006	2005	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	31,038	0	31,038

Total	$31,038	$0	$31,038

Negative goodwill of $31.0 million, net of minority interest of $4.3 million, was recorded for the year ended December 31, 2006 in connection with Enstar’s acquisitions of Brampton, Cavell and Unione during the year. This amount represents the excess of the cumulative fair value of net assets acquired of $222.9 million over the cost of $187.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2006.

The negative goodwill of $4.3 million (net of minority interest) relating to Brampton arose as a result of the income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004 and the date the acquisition closed, March 30, 2006. The negative goodwill of $26.7 million relating to the purchases of Cavell and Unione arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and, therefore, to dispose of the companies at a discount to fair value.

Comparison of the Year Ended December 31, 2005 and 2004

Enstar reported consolidated net earnings of approximately $80.7 million in 2005 compared to approximately $38.3 million in 2004. The increase was primarily a result of higher income arising from the net reduction in loss and loss adjustment expense liabilities and higher investment income, partially offset by higher salaries and benefits expenses and foreign exchange losses. Net income for 2004 also included an extraordinary gain of $21.8 million for negative goodwill.

Consulting Fees:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$38,046	$32,992	$5,054
Reinsurance	(16,040)	(9,289)	(6,751)

Total	$22,006	$23,703	$(1,697)

Enstar earned consulting fees of approximately $22.0 million and $23.7 million for the years ended December 31, 2005 and 2004, respectively. Included in these amounts were approximately $1.3 million in consulting fees charged to B.H. Acquisition, a partly-owned company, in both 2005 and 2004. The reduction in consulting fees during 2005 of $1.7 million was primarily due to a reduction in incentive-based fee engagements partially offset by an increase in fees from new fixed fee recurring engagements.

Internal management fees of $16.0 million and $9.3 million were paid in 2005 and 2004, respectively, by Enstar’s reinsurance companies to its consulting companies. The increase in fees paid in 2005 by the reinsurance segment to the consulting segment was due primarily to the acquisition of new reinsurance entities by Enstar in 2005 and late 2004.

Net Investment Income and Net Realized Gains/(Losses):

	Year Ended December 31,
	Net Investment			Net Realized
	Income			Gains/(Losses)
	2005	2004	Variance	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$576	$460	$116	$0	$0	$0
Reinsurance	27,660	10,642	17,018	1,268	(600)	1,868

Total	$28,236	$11,102	$17,134	$1,268	$(600)	$1,868

Net investment income for the year ended December 31, 2005 increased $17.1 million to $28.2 million, as compared to $11.1 million for the year ended December 31, 2004. The increase was primarily attributable to having a larger average cash and investment balance in 2005 ($913.5 million) versus 2004 ($497.1 million) along with an increase in prevailing interest rates period on period.

The average return on the cash and fixed maturities investments for the year ended December 31, 2005 was 3.2%, as compared to the average return of 2.1% for the year ended December 31, 2004. The increase in yield was primarily the result of increasing interest rates in 2005. The weighted average Standard & Poor’s credit rating of Enstar’s fixed income investments at December 31, 2005 was AAA.

Net realized gains for the year ended December 31, 2005 increased $1.9 million to $1.3 million, as compared to a net realized loss of $0.6 million for the year ended December 31, 2004. Based on Enstar’s current investment strategy, Enstar does not expect net realized gains and losses to be significant in the foreseeable future.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

Net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2005 and 2004 were $96.0 million and $13.7 million, respectively. The net reduction in loss and loss adjustment expense liabilities for 2005 was attributable to a reduction in estimates of ultimate losses of $73.2 million, a reduction in estimates of loss adjustment expense liabilities of $10.5 million relating to 2005 run-off activity compared to a reduction of $14.7 million in 2004 (the lower reduction being due to an increase in the ultimate length of time, and therefore, cost by which management expects to conclude the run-off of certain liabilities), a reduction in aggregate provisions for bad debt of $20.2 million resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods compared to no change in 2004, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired in late 2004 amounting to $7.9 million compared to zero amortization charge in 2004. The reduction in estimates of net ultimate losses of $73.2 million that arose from the completion of approximately 68 commutations of assumed and ceded exposures, the settlement of losses in the year below carried reserves, lower than expected incurred adverse loss development and the resulting reductions in actuarial estimates of IBNR losses. In 2004, the estimate of net ultimate losses increased by $1.0 million primarily as a result of adverse development of incurred asbestos and environmental losses partially offset by the completion of approximately 36 commutations of assumed and ceded exposures and settlement of losses below carried reserves.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(in thousands of U.S. dollars)

Net Losses Paid	$(69,007)	$(19,019)
Net Change in Case and LAE Reserves	95,156	33,745
Net Change in IBNR	69,858	(1,020)

Net Reduction in Loss and Loss Adjustment Expense Liabilities	$96,007	$13,706

Net change in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to Enstar by its policyholders and attorneys, less changes in case reserves recoverable advised by Enstar to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR represents the change in Enstar’s actuarial estimates of losses incurred but not reported.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2005 and 2004. Losses incurred and paid are reflected net of reinsurance receivables.

	Year Ended December 31,
	2005	2004
	(in thousands of U.S. dollars)

Net Reserves for Losses and Loss Adjustment Expenses, January 1	$736,660	$230,155
Incurred Related to Prior Years	(96,007)	(13,706)
Paids Related to Prior Years	(69,007)	(19,019)
Effect of Exchange Rate Movement	3,652	4,124
Acquired on Acquisition of Subsidiaries	17,862	535,106

Net Reserves for Losses and Loss Adjustment Expenses, December 31	$593,160	$736,660

Salaries and Benefits:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$26,864	$20,312	$(6,552)
Reinsurance	13,957	5,978	(7,979)

Total	$40,821	$26,290	$(14,531)

Salaries and benefits, which include accrued bonuses, were $40.8 million and $26.3 million for the years ended December 31, 2005 and 2004, respectively. This increase was due to the combination of increased staff costs of $4.8 million due to an increase in employee headcount from 124 to 166 from December 31, 2004 to December 31, 2005, and $9.7 million of expense relating to Enstar’s discretionary bonus and employee share plans. The employee share plan was implemented in August 2004 and the associated compensation expense was accounted for using the intrinsic value method under APB Opinion No. 25. In 2005 and 2004, the total costs associated with both plans were $19.8 million and $10.1 million, respectively The salary costs for the reinsurance segment relate to the discretionary bonus plan and equal 15% of after-tax income earned by the reinsurance segment.

General and Administrative Expenses:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$9,246	$6,874	$(2,372)
Reinsurance	1,716	3,803	2,087

Total	$10,962	$10,677	$(285)

General and administrative expenses attributable to the consulting segment increased by approximately $2.4 million during 2005, as compared to 2004. This increase was due primarily to an increase in professional fees of $1.0 million and rent and rent-related costs of $0.8 million due to Enstar’s continued growth in the United Kingdom.

General and administrative expenses attributable to the reinsurance segment decreased by approximately $2.1 million in 2005, as compared to 2004. This decrease was due primarily to a decrease in provisions for rent and rent related costs of $1.8 million relating to property based in London leased by its subsidiary, River Thames Insurance Company Limited, or River Thames. The provision was established based on the difference between the rent River Thames pays under its lease and what it was receiving for the sublease to a third party of the property. During 2005, the property, after expiration of the third-party sub-lease, was sublet to a related party for a higher rent which enabled River Thames to reduce its provision.

Foreign Exchange Gain/(Loss):

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$(10)	$89	$(99)
Reinsurance	(4,592)	3,642	(8,234)

Total	$(4,602)	$3,731	$(8,333)

Enstar recorded a foreign exchange loss of $4.6 million for 2005, as compared to a foreign exchange gain of $3.7 million for 2004. The loss in the current year arose as a result of having surplus British Pounds and Euros at various points in the year. For 2004, the foreign exchange gain arose primarily as a result of surplus Swiss Franc cash balances that were acquired as a result of an acquisition. The 2005 and 2004 currency mismatches were addressed and corrected by converting the surplus foreign currency to U.S. Dollars at the time the mismatch was identified. As Enstar’s functional currency is the U.S. Dollar, it seeks to manage its exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities.

Income Tax (Expense)/Recovery:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$(883)	$(1,939)	$1,056
Reinsurance	(31)	15	(46)

Total	$(914)	$(1,924)	$1,010

Income taxes of $0.9 million and $1.9 million were recorded for the years ended December 31, 2005 and 2004, respectively. The income tax expense was incurred primarily on earnings of Enstar’s U.K. and U.S. subsidiaries.

Minority Interest:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$0	$0	$0
Reinsurance	9,700	3,097	6,603

Total	$9,700	$3,097	$6,603

Enstar recorded a minority interest in earnings of $9.7 million and $3.1 million in 2005 and 2004, respectively, reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot.

Share of Income of Partly-Owned Companies:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$0	$0	$0
Reinsurance	192	6,881	(6,689)

Total	$192	$6,881	$(6,689)

Enstar’s share of equity in earnings of partly-owned companies for the years ended December 31, 2005 and 2004, was $0.2 million and $6.9 million, respectively. For 2005, this amount represents Enstar’s proportionate share of equity in the earnings of B.H. Acquisition, Cassandra Equity LLC and Cassandra Equity (Cayman) LP. Included in 2004, in addition to earnings relating to B.H. Acquisition and Cassandra, is Enstar’s proportionate share of earnings of the JCF CFN LLC and related entities, a forty-percent owned equity investment that was disposed of in 2004.

Negative Goodwill:

	Year Ended December 31,
	2005	2004	Variance
	(in thousands of U.S. dollars)

Consulting	$0	$0	$0
Reinsurance	0	21,759	(21,759)

Total	$0	$21,759	$(21,759)

Negative goodwill of $21.8 million was recorded for the year ended December 31, 2004. This amount represents the excess of the fair value of net assets acquired of $26.2 million over the cost of $4.4 million in relation to Enstar’s acquisition of Mercantile Indemnity Company Ltd., Harper Insurance Limited and Longmynd Insurance Company Ltd. The negative goodwill arose primarily as the result of a negotiated discount between the cost of acquisition and the fair value of net assets acquired for an acquisition where indemnities for aggregate adverse loss development were received. The aggregate adverse loss development indemnities provide coverage capped at the worst plausible loss and loss adjustment expense reserve levels. This excess has, in accordance with FAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2004.

Liquidity and Capital Resources

As Enstar is a holding company and has no substantial operations of its own, its assets consist primarily of its investments in subsidiaries. The potential sources of the cash flows to the holding company consist of dividends, advances and loans from its subsidiary companies.

Enstar’s future cash flows depend upon the availability of dividends or other statutorily permissible payments from Enstar’s subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which Enstar’s insurance and reinsurance subsidiaries operate, including Bermuda, The United Kingdom and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of Enstar’s insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to Enstar, which in turn may limit Enstar’s ability to pay dividends and make other payments. As of December 31, 2006 and 2005, the insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of Enstar’s insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital. However, as of December 31, 2006 and 2005, retained earnings of $9.7 million and $8.5 million, respectively, of one of B.H. Acquisition’s subsidiaries requires regulatory approval prior to distribution. On January 31, 2007, B.H. Acquisition became a wholly-owned subsidiary of Enstar.

Enstar’s capital management strategy is to preserve sufficient capital to enable it to make future acquisitions while maintaining a conservative investment strategy. Enstar believes that restrictions on liquidity resulting from restrictions on the payments of dividends by Enstar’s subsidiary companies will not have a material impact on Enstar’s ability to meet its cash obligations.

Enstar’s sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. Enstar expects to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemption of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions, additional investments and, in the past, for dividend payments to shareholders. Enstar expects that its reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. Enstar expects that its consulting segment operating cash flows will generally be breakeven. Enstar expects its operating cash flows, together with its existing capital base and cash and investments acquired on the acquisition of its insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate its business. Enstar currently does not intend to pay cash dividends on its ordinary shares.

Enstar maintains a short duration conservative investment strategy whereby, as of December 31, 2006, 74.5% of its invested assets are held with a maturity of less than one year and 95.4% have maturities of less than five years. Excluding the impact of commutations, Enstar expects that approximately 12.7% of the gross reserves are expected to be settled within one year and approximately 54.1% of the reserves settled within five years. However, Enstar’s strategy of commuting its liabilities has the potential to accelerate the natural payout of losses to less than five years. Therefore, the relatively short-duration investment portfolio is maintained in order to provide liquidity for commutation opportunities and preclude Enstar from having to liquidate longer dated securities thereby allowing Enstar to maintain its fixed income securities on a held-to-maturity basis. As such, Enstar does not anticipate having to sell longer dated investments in order to meet future policyholder liabilities. However, if Enstar had to sell a portion of its held-to-maturity portfolio to meet policyholder liabilities it would, at that point, amend the classification of the held-to-maturity portfolio to an available-for-sale portfolio. This reclassification would require the investment portfolio to be recorded at market value as opposed to amortized cost. As of December 31, 2006 such a reclassification would result in a reduction in the value of Enstar’s cash and investments of $4.6 million, reflecting the unrealized loss position of the held to maturity portfolio as of December 31, 2006.

At December 31, 2006, total cash and investments were $1.26 billion, compared to $884.9 million at December 31, 2005. The increase of $376.2 million was primarily due to cash and investments of $570.5 acquired on the acquisition of subsidiaries offset by: 1) net paid losses relating to claims of $77.3 million; 2) purchase costs of acquisitions, net of external financing, of $80.8 million; and 3) dividends and share redemptions of $50.6 million.

At December 31, 2005, total cash and investments were $884.9 million, compared to $942.1 million at December 31, 2004. The decrease of $57.2 million was primarily due to an increase of paid losses of $69.5 million relating to Harper Insurance Limited, or Harper, one of Enstar’s reinsurance subsidiaries. Harper was acquired on October 29, 2004 and the 2005 loss payments reflect a full year of Enstar owning Harper. This was offset by the combination of investment income earned of $28.2 million and cash acquired on acquisition of a subsidiary of $18.0 million less a payment of $22 million in final settlement of distribution rights from certain acquired companies.

Source of Funds

Enstar primarily generates its cash from the acquisitions it completes. These acquired cash and investment balances are classified as cash provided by investing activities.

Enstar expects that for the reinsurance segment there will be a net use of cash from operations, due to total claim settlements and operating expenses being in excess of investment income earned, and that for the consulting segment operating cash flows will be breakeven. As a result, the net operating cash flows for Enstar, to expiry, are expected to be negative as it pays out cash in claims settlements and expenses in excess of cash generated via investment income and consulting fees.

Operating

Net cash provided (used) by operating activities for the year ended December 31, 2006 was $4.2 million compared to $(6.3) million for the year ended December 31, 2005. This increase in cash flows is attributable to higher investment and consulting income, offset by higher general and administrative expenses and interest expense incurred for the year ended December 31, 2006 as compared to the same period in 2005.

Net cash (used in) provided by operating activities for the year ended December 31, 2005 was $(6.3) million compared to $0.9 million for the year ended December 31, 2004. An increase in net losses paid of $50.0 million offset by the funds realized on the sale of trading securities was the main source for the year over year decrease. Net loss payments made in the year ended December 31, 2005 were $69.0 million compared to $19.0 million for the year ended December 31, 2004.

Investing

Investing cash flows consist primarily of cash acquired and used for acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by (used in) investing activities was $179.3 million during the year ended December 31, 2006 compared to $(14.1) million during the year ended December 31, 2005. The increase in the year was due to the sale and maturity of investments held by Enstar.

Net cash provided by (used in) investing activities during the year ended December 31, 2005 was $(14.1) million as compared to $197.0 million during the year ended December 31, 2004. The decrease for 2005 was attributable to the decrease in cash available to be invested due to increase in cash requirements to pay losses along with a reduction in cash acquired on acquisitions in 2005 as compared to 2004.

Financing

Net cash used in financing activities was $13.6 million during the year ended December 31, 2006 compared to $0.8 million during the year ended December 31, 2005. The increase in cash used in financing activities for Enstar was primarily attributable to the combination of redemption of shares and dividends paid and vendor loans offset by net loan finance receipts and capital contributions by the minority interest shareholder of a subsidiary.

Net cash used in financing activities was $0.8 million during the year ended December 31, 2005 compared to $12.4 million for the year ended December 31, 2004. The cash used for both years was exclusively for distributions to shareholders.

Investments

At December 31, 2006, the maturity distribution of the company’s investment portfolio was as follows:

	2006		2005
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$422,980	$422,679	$322,708	$322,042
After 1 through 5 years	266,274	262,978	181,826	178,152
After 5 through 10 years	40,265	40,011	16,998	16,715
After 10 years	18,010	17,294	18,036	17,345

	$747,529	$742,962	$539,568	$534,254

Long-Term Debt

On April 12, 2006, Enstar, through Hillcot, entered into a facility loan agreement for $44.4 million with a London-based bank. On April 13, 2006, Hillcot drew down $44.4 million from the facility, the proceeds of which were used to repay shareholder funds advanced for the acquisition of Aioi Europe. The interest rate on the facility is LIBOR plus 2% and the facility is repayable within 4 years. The facility is secured by a first charge over Hillcot’s shares in Aioi Europe together with a floating charge over Hillcot’s assets. On May 5, 2006, Hillcot repaid

$25.2 million of the principal, plus accumulated interest. As of December 31, 2006, $19.4 million of principal and accumulated interest was payable to the bank.

On October 3, 2006, a subsidiary of Enstar, Virginia Holdings Ltd., or Virginia, entered into a facility loan agreement for $24.5 million with a London-based bank. On October 4, 2006, Virginia drew down $24.5 million from the facility, the proceeds of which were used to partially fund the acquisition of Cavell Holdings Limited (U.K.), or Cavell, a U.K. company. The facility is secured by a first charge over Virginia’s shares in Cavell together with a floating charge over Virginia’s assets. The interest rate on the loan is LIBOR plus 2% and the loan is repayable within 4 years. As of December 31, 2006, $25.0 million of principal and accumulated interest was payable to the bank.

On October 4, 2006, Enstar entered into a loan agreement for $17.5 million with a subsidiary of its equity owned affiliate, B.H. Acquisition. The proceeds of the loan were used to partially fund the acquisition of Unione Italiana (U.K.) Reinsurance Company Limited. The interest rate on the loan is 6.75% per annum and the loan is repayable within 3 years. As of December 31, 2006, $17.8 million of principal and accumulated interest was payable to Enstar’s equity owned affiliate.

On February 22, 2007, a subsidiary of Enstar, Oceania Holdings Ltd., or Oceania, entered into a facility loan agreement for $26.8 million with a London-based bank. On February 22, 2007, Oceania drew down $26.8 million from the facility, the proceeds of which were used to partially fund the acquisition of Inter-Ocean Holdings Ltd., a Bermuda based company. The interest rate on the loan is LIBOR plus 2% and the loan is repayable within 4 years.

Aggregate Contractual Obligations

The following table shows Enstar’s aggregate contractual obligations by time period remaining to due date as of December 31, 2006:

Payments due by period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in millions of U.S. dollars)

Contractual Obligations
Investment commitments	$68.4	$15.8	$32.9	$18.0	$1.7
Operating lease obligations	4.0	1.1	1.5	0.6	0.8
Loan repayments (including interest)	62.2	0	17.8	44.4	0.0
Gross reserves for losses and loss expenses	1,214.4	154.5	301.7	200.4	557.8

	$1,349.0	$171.4	$353.9	$263.4	$560.3

The amounts included for net reserve for losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” beginning on page 54. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations are expected to be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2006, Enstar did not have any off-balance sheet arrangements.

Commitments

Enstar has made a capital commitment of up to $10 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of

December 31, 2006, the capital contributed to the Fund was $1.6 million with the remaining commitment being $8.4 million. The $10 million represents 8.5% of the total commitments made to GSC.

Enstar has committed to invest up to $75 million in J.C. Flowers II, L.P. Upon completion of the merger with EGI, Enstar’s total capital commitment to J.C. Flowers II, L.P. increased to $100 million as a result of EGI’s commitment to invest up to $25 million in J.C. Flowers II, L.P. During 2006, Enstar funded a total of $15.2 million of its commitment to J.C. Flowers II, L.P. As of March 7, 2007, Enstar, inclusive of EGI’s portion, has funded $20.4 million of its $100 million commitment. Enstar intends to use cash on hand to fund its remaining commitment. During 2006, Enstar received $0.9 million in management service fees from J.C. Flowers II, L.P. for advisory services performed for the period June 7, 2006 to June 6, 2007.

J.C. Flowers II, L.P. is a private investment fund for which JCF Associates II L.P. is the general partner and J.C. Flowers & Co. LLC is the investment advisor. JCF Associates II L.P. and J.C. Flowers & Co. LLC are controlled by Mr. Flowers. No fees or other compensation will be payable by Enstar to the Flowers Fund, JCF Associates II L.P., J.C. Flowers & Co. LLC, or Mr. Flowers in connection with this investment. John J. Oros, who is Enstar’s Executive Chairman and a member of its board of directors, is a managing director of J.C. Flowers & Co. LLC. Mr. Oros will split his time between J.C. Flowers  & Co. LLC and Enstar.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk

Enstar has calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on its cash and investments at December 31, 2006. The modeling of this effect was performed on Enstar’s investments classified as either trading or available-for-sale as a shift in the yield curve would not have an impact on its fixed income investments classified as held to maturity as they are carried at purchase cost adjusted for amortization of premiums and discounts. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value of Mutual Funds

	Interest Rate Shift in Basis Points
	−100	−50	0	+50	+100
	(in thousands of U.S. dollars)

Total Market Value	$305,881	$304,305	$302,620	$301,123	$299,538
Market Value Change from Base	1.08%	0.56%	0.0%	(0.49)%	(1.02)%
Change in Unrealized Value	$3,261	$1,685	$0	$(1,497)	$(3,082)

As a holder of fixed income securities and mutual funds, Enstar also has exposure to credit risk. In an effort to minimize this risk, its investment guidelines have been defined to ensure that the fixed income held to maturity portfolio is invested in high-quality securities. At December 31, 2006, approximately 90.3% of Enstar’s investment portfolio was rated AA− or better by Standard & Poor’s.

At December 31, 2006, reinsurance receivables of $244.2 million were associated with a single reinsurer which represented 59.8% of reinsurance balances receivable. This reinsurer is rated A+ by Standard & Poor’s. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, Enstar will be liable for such defaulted amounts.

Effects of Inflation

Enstar does not believe that inflation has had a material effect on its consolidated results of operations. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the anticipated effects of inflation. The actual effects of inflation on Enstar’s results cannot be accurately known, however, until claims are ultimately resolved.

Foreign Currency Risk

Through its subsidiaries, Enstar conducts business in a variety of non-U.S. currencies, the principal exposures being in the currencies set out in the table below. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. As Enstar’s functional currency is the U.S. Dollar, exchange rate fluctuations may materially impact Enstar’s results of operations and financial position. Enstar currently does not use foreign currency hedges to manage its foreign currency exchange risk. Enstar manages its exposure to foreign currency exchange risk by broadly matching its non-U.S. Dollar denominated assets against its non-U.S. Dollar denominated liabilities. This matching process is done quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect its operating results. Enstar is, however, required to maintain assets in non-U.S. dollars to meet certain local country branch requirements which restricts its ability to manage these exposures through the matching of its assets and liabilities. In addition, Enstar retains the currency exposure in respect of its 20.7 million Euro denominated investment in New NIB Partners LP.

The table below summarizes Enstar’s gross and net exposure as at December 31, 2006 to foreign currencies (in millions of U.S. dollars):

	GBP	Euro	AUD	CDN	Other	Total

Total Assets	$319.8	$117.0	$32.6	$23.2	$33.4	$526.0
Total Liabilities	317.4	75.7	21.1	3.2	28.3	445.7

Net Foreign Currency Exposure	$2.4	$41.3	$11.5	$20.0	$5.1	$80.3

Excluding any tax effects, as of December 31, 2006, a 10% change in the U.S. Dollar relative to the other currencies held by Enstar would have resulted in a $8.0 million change in the net assets held by Enstar.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche

Hamilton, Bermuda
March 16, 2007

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2006 — $279,137; 2005 — $216,624)	$279,137	$216,624
Fixed maturities, held to maturity, at amortized cost (fair value: 2006 — $328,183; 2005 — $291,270)	332,750	296,584
Fixed maturities, trading securities, at fair value (amortized cost: 2006 — $93,581; 2005 — $Nil)	93,221	—
Other investments, at fair value	42,421	26,360

Total investments	747,529	539,568
Cash and cash equivalents	450,817	280,212
Restricted cash and cash equivalents	62,746	65,117
Accrued interest receivable	7,305	2,805
Accounts receivable	17,758	8,227
Reinsurance balances receivable	408,142	250,229
Investment in partly-owned company	17,998	17,480
Goodwill	21,222	21,222
Other assets	40,735	15,103

TOTAL ASSETS	$1,774,252	$1,199,963

LIABILITIES
Losses and loss adjustment expenses	$1,214,419	$806,559
Reinsurance balances payable	62,831	30,844
Accounts payable and accrued liabilities	29,191	35,337
Income taxes payable	1,542	282
Loans payable	62,148	—
Other liabilities	29,991	25,491

TOTAL LIABILITIES	1,400,122	898,513

MINORITY INTEREST	55,520	40,544

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2006: 99,000,000; 2005: 99,000,000)
Ordinary shares (Issued 2006: 18,885; 2005: 18,540)	19	19
Ordinary non-voting redeemable shares (Issued 2006: Nil; 2005: 22,641,774)	—	22,642
Additional paid-in capital	111,371	89,090
Deferred compensation	—	(112)
Accumulated other comprehensive income	4,565	1,010
Retained earnings	202,655	148,257

TOTAL SHAREHOLDERS’ EQUITY	318,610	260,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,774,252	$1,199,963

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$33,908	$22,006	$23,703
Net investment income	48,099	28,236	11,102
Net realized (losses) gains	(98)	1,268	(600)

	81,909	51,510	34,205

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(31,927)	(96,007)	(13,706)
Salaries and benefits	40,121	40,821	26,290
General and administrative expenses	18,878	10,962	10,677
Interest expense	1,989	—	—
Net foreign exchange (gain) loss	(10,832)	4,602	(3,731)

	18,229	(39,622)	19,530

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANIES	63,680	91,132	14,675
INCOME TAXES	318	(914)	(1,924)
MINORITY INTEREST	(13,208)	(9,700)	(3,097)
SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANIES	518	192	6,881

NET EARNINGS BEFORE EXTRAORDINARY GAIN	51,308	80,710	16,535
Extraordinary gain — Negative goodwill (net of minority interest of $4,329, $Nil and $Nil, respectively)	31,038	—	21,759

NET EARNINGS	$82,346	$80,710	$38,294

PER SHARE DATA:
Earnings per share before extraordinary gain — basic	$2,756.72	$4,397.89	$914.49
Extraordinary gain per share — basic	1,667.63	—	1,203.42

Earnings per share — basic	$4,424.35	$4,397.89	$2,117.91

Earnings per share before extraordinary gain — diluted	$2,720.76	$4,304.30	$906.13
Extraordinary gain per share — diluted	1,645.88	—	1,192.40

Earnings per share — diluted	$4,366.64	$4,304.30	$2,098.53

Weighted average shares outstanding — basic	18,612	18,352	18,081
Weighted average shares outstanding — diluted	18,858	18,751	18,248

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$82,346	$80,710	$38,294

Other comprehensive income:
Unrealized holding gains (losses) on investments arising during the period	(98)	1,268	(609)
Reclassification adjustment for net realized losses (gains) included in net earnings	98	(1,268)	600
Unrealized losses on investments of partly-owned company arising during the year	—	—	(340)
Currency translation adjustment	3,555	(899)	539

Other comprehensive income (loss)	3,555	(899)	190

COMPREHENSIVE INCOME	$85,901	$79,811	$38,484

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

				Accumulated
		Additional		Other
	Share	Paid-in	Deferred	Comprehensive	Retained
	Capital	Capital	Compensation	Income (Loss)	Earnings	Total
	(expressed in thousands of U.S. dollars)

Opening balance, January 1, 2004	$27,530	$82,216	$(852)	$1,719	$37,003	$147,616
Redemption of Class E shares	(4,618)	—	—	—	—	(4,618)
Amortization of deferred compensation	—	—	481	—	—	481
Grant of Class D shares	—	3,125	—	—	—	3,125
Dividend paid	—	—	—	—	(7,750)	(7,750)
Net earnings	—	—	—	—	38,294	38,294
Other comprehensive income	—	—	—	190	—	190

December 31, 2004	22,912	85,341	(371)	1,909	67,547	177,338
Redemption of Class E shares	(252)	—	—	—	—	(252)
Redemption of Class D shares	—	(30)				(30)
Amortization of deferred compensation	—	—	259	—	—	259
Grant of Class D shares	1	3,779	—	—	—	3,780
Net earnings	—	—	—	—	80,710	80,710
Other comprehensive loss	—	—	—	(899)	—	(899)

December 31, 2005	22,661	89,090	(112)	1,010	148,257	260,906
Redemption of Class E shares	(22,642)	—	—	—	—	(22,642)
Reclassification of deferred compensation	—	(112)	112	—	—	—
Grant of Class D shares	—	22,393	—	—	—	22,393
Dividend paid	—	—	—	—	(27,948)	(27,948)
Net earnings	—	—	—	—	82,346	82,346
Other comprehensive income	—	—	—	3,555	—	3,555

December 31, 2006	$19	$111,371	$—	$4,565	$202,655	$318,610

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$82,346	$80,710	$38,294
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Minority interest	13,208	9,700	3,097
Negative goodwill	(31,038)	—	(21,759)
Share of net earnings of partly-owned companies	(518)	(192)	(6,881)
Depreciation and amortization	503	493	462
Reclassification of deferred compensation	—	259	481
Amortization of bond premiums and discounts	1,959	564	304
Net realized investment losses (gains)	98	(1,268)	600
Change in net unrealized holding losses on trading securities	355	—	471
Proceeds on sale of trading securities	27,918	76,695	—
Purchase of trading securities	(15,796)	—	—
Share-based compensation expense	22,393	3,780	3,125
Other items	(11,983)	20,321	5,394
Changes in assets and liabilities:
Reinsurance balances receivable	(52,453)	116,887	33,349
Losses and loss adjustment expenses	(14,922)	(282,718)	(56,084)
Reinsurance balances payable	(17,904)	(31,552)	91

Net cash flows provided by (used in) operating activities	4,166	(6,321)	944

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$4,698	$16,561	$104,694
Purchase of available-for-sale securities	(100,644)	(112,010)	(76,600)
Sales and maturities of available-for-sale securities	305,387	201,712	199,536
Purchase of held-to-maturity securities	(171,250)	(133,492)	—
Maturity of held-to-maturity securities	143,298	46,220	—
Purchase of other investments	(11,009)	(26,360)	—
Other investing activities	8,816	(6,704)	(21,455)

Net cash flows provided by (used in) investing activities	179,296	(14,073)	197,028

FINANCING ACTIVITIES:
Redemption of shares	(22,642)	(282)	(4,618)
Contribution to surplus of subsidiary by minority interest	22,918	—	—
Distribution of capital to minority shareholders	(11,765)	—	—
Dividend paid	(27,948)	—	(7,750)
Dividend paid to minority interest	(13,715)	(548)	—
Receipt of loans	86,356	—	—
Repayment of loans	(46,839)	—	—

Net cash flows used in financing activities	(13,635)	(830)	(12,368)

TRANSLATION ADJUSTMENT	778	(533)	345

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	170,605	(21,757)	185,949
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	280,212	301,969	116,020

CASH AND CASH EQUIVALENTS, END OF YEAR	$450,817	$280,212	$301,969

Supplement Cash Flow Information
Net income taxes recovered (paid)	$647	$(1,733)	$(1,932)
Interest paid	$1,041	$—	$—

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(Expressed in thousands of U.S. dollars)

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (formerly Castlewood Holdings Limited) (“Enstar” or the “Company”) was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. On January 31, 2007, Enstar completed the merger (the “Merger”) of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, with and into The Enstar Group Inc. (“EGI”), a Georgia corporation. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned approximately 32% economic and 50% voting interest in Enstar.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses and reinsurance balances receivable.

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Cash and cash equivalents — For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

Investments —

a) Short-Term Investments:  Short-term investments comprise securities with a maturity greater than three months but less than one year from the date of purchase. Short-term investments classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities.

b) Fixed Maturities:  Debt securities classified as held-to-maturity investments are carried at purchase cost adjusted for amortization of premiums and discounts. Debt investments classified as trading securities are carried at fair value, with unrealized holding gains and losses recognized in net investment income. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities.

c) Other Investments:  Other investments include investments in limited partnerships. The Company accounts for its investments in limited partnerships on the equity basis based on the most recently available financial information. The Company has no significant influence and does not participate in the management of these investments. Investments in limited partnerships and other flow-through entities are carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses, other comprehensive income and losses and reduced by dividends received.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments classified as held to maturity and available-for-sale are reviewed on a regular basis to determine if they have sustained an impairment of value that is considered to be other than temporary. There are several factors that are considered in the assessment of an investment, which include (i) the time period during which there has been a significant decline below cost, (ii) the extent of the decline below cost, (iii) the Company’s intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer and (vi) an analysis of the collateral structure and credit support of the security, if applicable. The identification of potentially impaired investments involves significant management judgment. Any unrealized depreciation in value considered by management to be other than temporary is recognized in net earnings in the period that it is determined. Realized gains and losses on sales of investments classified as available-for-sale and trading securities are recognized in the consolidated statements of earnings. Investment purchases and sales are recorded on a trade-date basis.

Investment in partly-owned company — Investment in partly-owned company, where the Company has significant influence, is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses, unrealized investment gains and losses and reduced by dividends received.

Loss and loss adjustment expenses — The liability for loss and loss adjustment expenses includes an amount determined from loss reports and individual cases and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported. These estimates are continually reviewed and are necessarily subject to the impact of future changes in such factors as claim severity and frequency. While management believes that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in loss and loss adjustment expense liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses and any amounts are reflected in net loss and loss adjustment expense liabilities at the same time the related incurred loss is recognized.

The Company’s insurance and reinsurance subsidiaries establish provisions for loss adjustment expenses relating to run-off costs for the estimated duration of the run-off. These provisions are assessed at each reporting date and provisions relating to future periods adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off. Provisions relating to the current period together with any adjustments to future run-off provisions are included in loss and loss adjustment expenses in the consolidated statements of earnings.

Reinsurance balances receivable — Amounts receivable from reinsurers are estimated in a manner consistent with the loss reserve associated with the underlying policy.

Consulting fee income — Fixed fee income is recognized in accordance with the term of the agreements. Fees based on hourly charge rates are recognized as services are provided. Performance fees are recognized when all of the contractual requirements specified in the agreement are met.

Foreign currencies — At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the years. The resulting exchange gains or losses are included in net earnings.

Assets and liabilities of subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenues and expenses of subsidiaries are translated into U.S. dollars at the average rates of exchange for the years. The resultant translation adjustment for self-sustaining subsidiaries is classified as a separate component of other comprehensive income, and for integrated operations is included in net earnings.

Earnings per share — Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary and ordinary share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

Acquisitions — Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Castlewood Limited by Enstar in 2001. FAS No. 142 “Goodwill and Other Intangible Assets” requires that the Company perform an initial valuation of its goodwill assets and to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company’s goodwill asset. Negative goodwill arises where the fair value of net assets acquired exceeds the purchase price of those acquired assets and, in accordance with FAS No. 141, “Business Combinations,” has been recognized as an extraordinary gain.

Stock Based Compensation — Castlewood adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payments,” or FAS 123(R), in accounting for its employee share awards effective January 1, 2006. FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements based on the grant date fair value of the award. The adoption of FAS 123(R) did not have a material impact on the consolidated financial statements. On May 23, 2006, Castlewood entered into a merger agreement and a recapitalization agreement. As a result of the execution of these agreements, the accounting treatment for share-based awards issued under Castlewood’s employee share plan changed from book value to fair value.

New Accounting Pronouncements — In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its financial statements when adopted.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement. This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority to unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The Company is currently evaluating the potential impact of FAS 157 on its financial statements when adopted.

In February 2007, the FASB issued FAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objectives for accounting for financial instruments. The fair value option established will permit all entities to choose to measure eligible items at fair value at a specified election dates. An entity shall record unrealized gains and losses on items for which the fair value option has been elected through net income in the statement of operations at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of FAS 159 on its financial statements when adopted.

3.	ACQUISITIONS

2004 — In 2004, Enstar completed the acquisition of Mercantile Indemnity Company Ltd., Harper Insurance Limited (“Harper”), (formerly Turegum Insurance Company) and Longmynd Insurance Company Ltd. (formerly Security Insurance (UK) Ltd.).

The purchase price and fair value of assets acquired were as follows:

Purchase price	$3,581
Direct costs of acquisition	874

Total purchase price	$4,455

Net assets acquired at fair value	$26,214

Excess of net assets over purchase price (negative goodwill)	$(21,759)

The negative goodwill arose primarily as a result of a negotiated discount between the cost of acquisition and fair value of net assets acquired for an acquisition where indemnities for aggregate adverse loss development were received by Castlewood.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as at the date of the acquisitions:

Cash, investments and accrued interest	$560,568
Reinsurance balances receivable	200,243
Losses and loss adjustment expenses	(732,779)
Accounts payable and accrued liabilities	(1,818)

Net assets acquired at fair value	$26,214

The seller of Harper has indemnified Enstar for adverse loss development subject to certain limits. Reinsurance balances receivable acquired include $88,379 in relation to these indemnities.

2005 — In 2005, Enstar completed the acquisition of Fieldmill Insurance Company Limited (formerly Harleysville Insurance Company (UK) Limited).

The purchase price and fair value of assets acquired were as follows:

Purchase price	$1,403
Direct costs of the acquisition	42

Total purchase price	$1,445

Net assets acquired at fair value	$1,445

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash and investments	$18,006
Reinsurance balances receivable	25,489
Losses and loss adjustment expenses	(41,965)
Accounts payable and accrued liabilities	(85)

Net assets acquired at fair value	$1,445

2006 — On March 30, 2006, Hillcot Holdings Ltd. (“Hillcot Holdings”), a 50.1% owned subsidiary of Enstar, acquired Aioi Insurance Company of Europe Limited (“Aioi”), a reinsurance company based in the U.K., for total consideration of £62 million, of which £50 million was paid in cash and £12 million by way of vendor loan note. Subsequent to the acquisition, Aioi’s name was changed to Brampton Insurance Company Limited (“Brampton”).

On October 4, 2006 and November 20, 2006, Enstar completed the acquisitions of Cavell Holdings Limited (“Cavell”), a U.K. Company, which owns a U.K. and Norwegian reinsurer, for total consideration of $60,899 and Unione Italiana (UK) Reinsurance Company (“Unione”), a reinsurance company based in the U.K., for total consideration of $17,369. The acquisitions were funded from available cash on hand and approximately $42,000 in new debt.

The acquisitions have been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

The purchase price and fair value of assets acquired were as follows:

Purchase price	$186,614
Direct costs of acquisitions	876

Total purchase price	$187,490

Net assets acquired at fair value	$222,857

Excess of net assets over purchase price (negative goodwill)	(35,367)
Less: Minority interest share of negative goodwill	4,329

$(31,038)

The negative goodwill of $31,038 (net of minority interest) relating to the acquisitions completed in the year arose as a result of the following: 1) Income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004 and the date the acquisition closed, March 30, 2006; and 2) a result of the strategic desire of the vendor of Cavell and Unione to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, investments and accrued interest	$576,250
Reinsurance balances receivable	55,433
Accounts receivable (net) and other assets	13,821
Losses and loss adjustment expenses	(422,647)

Net assets acquired at fair value	$222,857

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other assets acquired consist of a building to be disposed of by sale and deferred tax assets.

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

In June 2006, a subsidiary of the Company entered into a definitive agreement for the purchase of a minority interest in a U.S. holding company that owns two property and casualty insurers based in Rhode Island, both of which are in run-off. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various other closing conditions. As a consequence, the Company cannot predict if or when this transaction will be completed.

In December 2006, Enstar entered into a definitive agreement for the purchase of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for total consideration of approximately $57,201. Inter-Ocean owns two reinsurers, one based in Bermuda and the other based in Ireland. The purchase closed on February 23, 2007. This acquisition is a material business combination. Disclosures required by FAS 141 are not provided as it is not practicable due to the recent completion of the acquisition.

On January 31, 2007, Enstar completed the Merger of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, or CWMS, with and into EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a direct wholly-owned subsidiary of Enstar.

Following completion of the Merger, trading in EGI’s common stock ceased and certificates for shares of EGI’s common stock now represent the same number of Enstar ordinary shares. Commencing February 1, 2007, the ordinary shares of Enstar traded on the NASDAQ Global Select Market under the ticker symbol ‘ESGRD’ until March 1, 2007 and, thereafter, under the ticker symbol ‘ESGR.’

In addition, immediately prior to the closing of the Merger, Enstar completed a recapitalization pursuant to which it: (1) exchanged all of its previous outstanding shares for new ordinary shares of Enstar, (2) designated its initial Board of Directors immediately following the Merger; (3) repurchased certain of its shares held by Trident II, L.P. and its affiliates; (4) made payments totaling $5,076 to certain of its executive officers and employees, as an incentive to remain with Enstar following the Merger; and (5) purchased, through its wholly-owned subsidiary, Castlewood Limited, the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident II, L.P.

On February 23, 2007, Enstar repurchased 7,180 Enstar ordinary shares from T. Whit Armstrong for total consideration of $726. This repurchase was done in accordance with the letter agreement dated May 23, 2006, between T. Whit Armstong, T. Wayne Davis and Enstar pursuant to which Enstar agreed to repurchase from Messrs. Armstrong and Davis, upon their request, during a 30-day period commencing January 15, 2007, at then prevailing market prices, such number of Enstar ordinary shares as provides an amount sufficient for Messrs. Armstrong and Davis to pay taxes on compensation income resulting from the exercise of options by them on May 23, 2006 for 50,000 shares of EGI common stock in the aggregate. Mr. Davis did not elect to sell shares under the agreement. Messrs. Armstrong and Davis are directors of the Company.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $62,746 and $65,117 as of December 31, 2006 and 2005 respectively, are restricted for use as collateral against letters of credit, in the amount of $41,483 and $47,848 as of December 31, 2006 and 2005, respectively, and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

Available-for-sale -

The cost and fair value of investments in short-term investments classified as available-for-sale as at December 31, 2006 and 2005 were $279,137 and $216,624 respectively. For the years ended December 31, 2006 and 2005, $203,818 and $215,817 of the investments in mutual funds were Goldman Sachs mutual funds, respectively. Mutual funds invest in fixed income and money market securities denominated in U.S. dollars, with average target duration of nine months. The mutual funds can be redeemed on a single trading day’s notice.

Held-to-maturity -

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at December 31, 2006
U.S. Treasury and Agency securities	$165,388	$14	$(2,614)	$162,788
Non-U.S. Government securities	7,594	—	—	7,594
Corporate debt securities	159,768	121	(2,088)	157,801

	$332,750	$135	$(4,702)	$328,183

As at December 31, 2005
U.S. Treasury and Agency securities	$218,977	$—	$(3,304)	$215,673
Corporate debt securities	77,607	—	(2,010)	75,597

	$296,584	$—	$(5,314)	$291,270

The gross unrealized losses on securities held-to-maturity debt securities were split as follows:

	2006	2005

Due within one year	$301	$666
After 1 through 5 years	3,310	3,674
After 5 through 10 years	254	283
After 10 years	837	691

	$4,702	$5,314

As at December 31, 2006 and 2005, the number of securities in an unrealized loss position was 70 and 70, respectively, with a fair value of $298,775 and $268,870, respectively. Of these securities, the number of securities that have been in an unrealized loss position for 12 months or longer was 59 and 57, respectively, with a fair value of $185,332 and $137,143, respectively. As of December 31, 2006 and 2005, none of these securities were considered to be other than temporarily impaired. Management has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The amortized cost and estimated fair values as at December 31, 2006 of debt securities classified as held-to-maturity by contractual maturity are shown below.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair
	Cost	Value

Due within one year	$102,897	$102,596
After 1 through 5 years	201,811	198,515
After 5 through 10 years	15,000	14,746
After 10 years	13,042	12,326

	$332,750	$328,183

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading -

The estimated fair value of investments in debt securities and short-term investments classified as trading securities as of December 31, 2006 was as follows:

Fair
Value

U.S. Treasury and Agency securities	$24,703
Non-U.S. Government securities	30,710
Corporate debt securities	37,808

$93,221

The trading portfolio consists of those investments which Enstar intends to sell in the short-term as part of the post-sale restructuring of the investment portfolio of newly acquired companies.

The Company did not hold any investments classified as trading securities as of December 31, 2005.

Other investments -

All of the Company’s other investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, some valuations are reported on a three month lag. Other investments held at fair value:

As at December 31,	2006	2005

New NIB Partners L.P.	$25,333	$24,532
J.C. Flowers II, L.P.	15,245	—
GSC European Mezzanine Offshore Capital II, L.P.	1,843	1,828

	$42,421	$26,360

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New NIB Partners L.P.

In 2005, the Company invested $24,532 in an Alberta limited partnership, New NIB Partners L.P. (“New NIB”). New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holding N.V. (formerly NIB Capital Bank N.V.) (“NIB Capital”) a Dutch bank, for approximately $2,156,000. The Company owns 1.3801% of New NIB.

J.C. Flowers II, L.P.

In 2006, the Company committed to invest up to $75,000 in J.C. Flowers II, L.P. (the “Flowers Fund”), a private investment fund formed by J.C. Flowers & Co, LLC, a party related to Enstar. As of December 31, 2006, the Flowers Fund had drawn down a total of $15,245 of the $75,000 committed to the fund. The Company intends to use cash on hand to fund its remaining commitment.

GSC European Mezzanine Offshore Capital II, L.P.

The Company has a capital commitment of up to $10,000 in the GSC European Mezzanine Fund II, LP (“GSC”). As of December 31, 2006, the capital contributed to GSC was $1,694 with the remaining commitment being $8,306. The $10,000 represents 8.5% of the total commitments made to GSC.

Major categories of net investment income are summarized as follows:

	2006	2005	2004

Interest from cash and cash equivalents and short-term investments	$36,228	$20,680	$9,079
Interest from fixed maturities — held-to-maturity	12,160	8,897	3,140
Interest from fixed maturities — trading securities	1,067	309	—
Dividends from equity securities	—	39	—
Change in net unrealized holding loss on trading securities	(355)	—	(471)
Amortization of bond premiums or discounts	(1,959)	(564)	(304)
Share of net earnings of other investments	2,259	—	—
Investment expenses (Note 14)	(1,301)	(1,125)	(342)

	$48,099	$28,236	$11,102

During the years ended December 31, 2006, 2005 and 2004, gross realized gains on sale of available-for-sale securities were $20, $1,768 and $68, respectively, and gross realized losses on sale of available-for-sale securities were $85, $Nil and $668, respectively.

6.	REINSURANCE BALANCES RECEIVABLE

	2006	2005

Recoverable from reinsurers on:
Paid losses	$65,982	$36,830
Outstanding losses	81,292	77,676
Losses incurred but not reported	396,589	244,011
Fair value adjustment	(135,721)	(108,288)

	$408,142	$250,229

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value adjustment, determined on acquisition of reinsurance subsidiaries, was based on the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the reinsurance receivables acquired plus a spread to reflect credit risk, and is amortized over the estimated recovery period, as adjusted for accelerations on commutation settlements, using the constant yield method.

The Company’s acquired reinsurance subsidiaries used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $150,133 and $102,559 at December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, reinsurance receivables with a carrying value of $244,147 and $164,363, respectively were associated with a single reinsurer which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.	INVESTMENT IN PARTLY-OWNED COMPANY

The Company holds 45% of the ordinary shares of BH Acquisition Ltd. (“BH”). The ordinary shares held by the Company have 33% of BH’s voting rights. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Européenne d’Assurances Industrielles S.A., incorporated in Belgium. The balance of the investment in partly-owned company was $17,998 and $17,480 at December 31, 2006 and 2005, respectively. In connection with the Merger, Enstar acquired 100% of the ordinary shares of BH.

As of December 31, 2006 and 2005, consolidated retained earnings include $10,234 and $9,716, respectively of undistributed earnings of BH.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2006	2005

Outstanding	$624,015	$433,722
Incurred but not reported	900,034	645,969
Fair value adjustment	(309,630)	(273,132)

	$1,214,419	$806,559

The fair value adjustment, determined on acquisition of reinsurance subsidiaries, was based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the loss and loss adjustment expense provisions acquired, and is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

In establishing the liability for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2006 and 2005 included $349,963 and $383,957, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2006 and 2005 was $666,075 and $578,079, respectively.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2006	2005	2004

Balance as at January 1	$806,559	$1,047,313	$381,531
Less reinsurance recoverables	213,399	310,653	151,376

	593,160	736,660	230,155
Effect of exchange rate movement	24,856	3,652	4,124
Incurred related to prior years	(31,927)	(96,007)	(13,706)
Paid related to prior years	(75,293)	(69,007)	(19,019)
Acquired on purchase of subsidiaries	361,463	17,862	535,106

Net balance as at December 31	872,259	593,160	736,660
Plus reinsurance recoverables	342,160	213,399	310,653

Balance as at December 31	$1,214,419	$806,559	$1,047,313

The net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2006, 2005 and 2004 was primarily due to the following:

	2006	2005	2004

Reduction (increase) in estimates of ultimate losses	$21,433	$73,224	$(1,000)
Reduction in provisions for bad debts	6,296	20,200	—
Amortization of fair value adjustments	(10,942)	(7,917)	—
Reduction in provisions for loss adjustment expenses	15,139	10,500	14,706

Net reduction in loss and loss adjustment expense liabilities	$31,927	$96,007	$13,706

The reduction in estimates of ultimate losses in 2006 and 2005 arose from commutations and policy buy-backs, the settlement of losses in the year below carried reserves, lower than expected incurred adverse loss development and the resulting reductions in actuarial estimates of losses incurred but not reported. As a result of the collection of certain reinsurance receivables, against which bad debt provisions had been provided in earlier periods, the Company reduced its aggregate provisions for bad debt in 2006 and 2005.

9.	LOANS PAYABLE

2006

Facility loans	$44,363
Loan from BH	17,785

Total loans payable	$62,148

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 12, 2006, Hillcot Holdings entered into a facility loan agreement for $44,356 with a London based bank (the “Facility”). The interest rate on the Facility is LIBOR plus 2% and the Facility is repayable within 4 years. The Facility is secured by a first charge over Hillcot Holdings’s shares in Aioi together with a floating charge over Hillcot Holdings’s assets. The Facility contains various financial and business covenants, including limitations on dividends of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. The Facility may be voluntarily repaid in full or in part by Hillcot Holdings upon written notice to the bank. On May 5, 2006, $25,156 of the Facility was repaid. As of December 31, 2006 all of the covenants relating to the Facility were met.

On October 4, 2006, Enstar entered into a facility loan agreement for $24,500 with a London based bank (the “Cavell Facility”). The interest rate on the Facility is LIBOR plus 2% and the Facility is repayable within 4 years. The Cavell Facility is secured by a first charge over Enstar’s shares in Cavell Holdings Limited. The Cavell Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of December 31, 2006 all of the covenants relating to the Cavell Facility were met.

On October 4, 2006, Enstar entered into an unsecured loan agreement for $17,500 with BH. The interest rate on the loan is 6.75% and the loan is repayable within 3 years.

During 2006, the Company incurred interest expense on its facility and loan agreements of $1,989 (2005: $Nil). Included within this amount was $285 of interest expense incurred on the loan from BH.

On February 21, 2007, Enstar entered into a term facilities agreement for $26,825 with a London-based bank (the “Inter-Ocean Facility”). On February 23, 2007, Enstar drew down $26,825 from the Inter-Ocean Facility, the proceeds of which were used to partially fund the acquisition of Inter-Ocean. The interest rate on the Inter-Ocean Facility is Libor plus 2% and is repayable within four years. The Inter-Ocean Facility contains various financial and business covenants, including limitations on liens, on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations.

The fair value of the Company’s floating rate loans approximate their book value. The fair value of the Company’s fixed rate loan from BH, which was received in the fourth quarter, approximates its book value.

10.	SHARE CAPITAL

Authorized shares of par value $1 each -

	2006	2005

Class A ordinary voting shares	6,000	6,000
Class B ordinary voting shares	6,000	6,000
Class C ordinary voting shares	6,153	6,153
Class D ordinary non-voting shares	941	741
Class E ordinary non-voting redeemable shares	40,501,552	40,501,552
Shares not allocated to a class	58,479,354	58,479,554

	99,000,000	99,000,000

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issued and fully paid shares of par value $1 each -

	2006	2005

Class A ordinary voting shares	$6	$6
Class B ordinary voting shares	6	6
Class C ordinary voting shares	6	6
Class D ordinary non-voting shares	1	1
Class E ordinary non-voting redeemable shares	0	22,642

	$19	$22,661

The Class A, B and C shares of the Company are ordinary voting shares.

The Class A and B shares were issued to EGI and Trident II L.P. and its affiliates (“Trident”), respectively, upon the acquisition of Castlewood Limited by the Company. Class E shares are non-voting and were issued to the shareholders of Castlewood Limited (the “Principals”), together with Class C shares, upon the acquisition of Castlewood Limited by the Company.

The Company’s bye-laws provide that any distributions to its shareholders will be in accordance with the following proportions and priorities:

•	First, until, Trident receives cumulative distributions equal to its capital contributions to the Company, any distributions would be allocated 30% to Enstar, 47.5% to Trident and 22.5% to the Principals;

•	Second, until Enstar receives cumulative distributions equal to their capital contributions made to the Company, any distributions would be allocated 50% to Enstar, 50% to the Principals;

•	Third, until the Principals receive cumulative distributions equal to their capital contributions made to the Company, any distributions would be made 100% to the Principals; and

•	Fourth, distributions are made to each of the shareholders pro-rata to their shareholding.

Distributions to Enstar and Trident are made by way of dividend payments on their Class A and B shares. Distributions to the Principals are made by way of redemptions of the Class E shares at their par value of $1.00 per share. The Class E shares are not mandatorily redeemable nor is their redemption an unconditional obligation. Instead, the redemption of the Class E shares is dependent on distributions from the Company. The holders of Class E shares are not entitled to any dividends, undistributed earnings of the Company or any rights to participate in any distributions of assets upon liquidation. There is no mechanism within the Company’s bye-laws or any privilege or rights which would allow the Class E shareholders to force the Company to make a distribution.

All outstanding Class E shares were fully redeemed during the second quarter of 2006.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2006, 2005 and 2004 is comprised of cumulative translation adjustments.

	2006	2005	2004

Cumulative translation adjustments	$4,565	$1,010	$1,909

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EMPLOYEE BENEFITS

a) Summary

Components of salaries and benefits are summarized as follows:

	2006	2005	2004

Salaries and benefits	$22,882	$21,456	$15,556
Defined contribution pension plan expense	1,506	1,342	1,126
Employee share awards	22,393	3,780	3,125
Annual incentive plan	14,533	—	—
Prior annual incentive plan	—	14,243	6,473
Reversal of prior annual incentive plan accrual	(21,193)	—	—

Total salaries and benefits	$40,121	$40,821	$26,290

b) Defined contribution plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the years ended December 31, 2006, 2005 and 2004 was $1,506, $1,342 and $1,126, respectively.

c) Employee share plans

During 2002, the Company entered into an agreement with employees that provided for stock awards. Employee stock awards for 153 Class C ordinary shares and 1,007,552 Class E ordinary shares were granted to the employees. The shares vest over a period of 4 years. The Company has charged compensation expense of $Nil, $259 and $481 relating to these restricted share awards in 2006, 2005 and 2004, respectively. The Class E shares were fully redeemed in 2006.

During 2004, the Company established an employee share plan. Employee stock awards for the 2006, 2005 and 2004 years are summarized as follows:

	2006	2005	2004

Nonvested — beginning of period	354	502	—
Granted	197	18	744
Vested	(345)	(149)	(242)
Forfeited	—	(17)	—

Nonvested — end of period	206	354	502

Compensation costs of $22,393, $3,780 and $3,125 relating to the issuance of the share-awards have been recognized in the Company’s statement of earnings for the years ended December 31, 2006, 2005 and 2004. The determination of the share-award expenses for 2006 was based on the fair-market value per common share of EGI as of the grant date and is recognized over the vesting period. The determination of the share-award expenses for 2005 and 2004 were based on the Company’s book value per share at December 31, 2005 and 2004, respectively, which approximated fair value.

As of December 31, 2006, there was remaining $2,993 of total unrecognized compensation costs related to the non-vested share awards. These costs are expected to be recognized over a weighted average period of 0.80 years

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d) Annual incentive plan

On May 23, 2006, the Company entered into a merger agreement and a recapitalization agreement. These agreements provided for the cancellation of the current annual incentive compensation plan and replaced it with a new annual incentive compensation plan. As a result of the execution of these agreements, the accounting treatment for share-based awards under Enstar’s employee share plan changed from book value to fair value. The compensation charge associated with this change was $15,584 and was recorded in the three months ended June 30, 2006.

On September 15, 2006, Enstar’s board of directors and shareholders adopted the Enstar Group Limited 2006-2010 Annual Incentive Compensation Plan (the “Annual Incentive Plan”) and the 2006 Equity Incentive Plan (the “Equity Incentive Plan”), which reserves 1,200,000 ordinary shares for future awards. Both plans will be administered by the Compensation Committee appointed by Enstar’s board of directors (the “Plan Committee”). No awards have been granted under either the Annual Incentive Plan or the Equity Incentive Plan. As a result of the cancellation of the current annual incentive compensation plan, $21,193 of unpaid bonus accrual was reversed during the quarter ended June 30, 2006.

The Annual Incentive Plan provides for the annual grant of bonus compensation (each, a “bonus award”), to certain officers and employees of Enstar and its subsidiaries, including Enstar’s senior executive officers. Bonus awards for each calendar year from 2006 through 2010 will be determined based on Enstar’s consolidated net after-tax profits. The Plan Committee shall determine the amount of bonus awards in any calendar year, based on a percentage of Enstar’s consolidated net after-tax profits. The percentage will be 15% unless the Plan Committee exercises its discretion to change the percentage no later than 30 days after year-end. The Plan Committee will determine, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan and the number of shares issued will be determined based on the fair market value of ordinary shares for the thirty calendar days preceding the grant of ordinary shares as a bonus award.

The accrued expense relating to the Annual Incentive Plan for the year ended December 31, 2006 was $14,533. Accrued expense for the previous annual incentive plan cancelled in the quarter ended June 30, 2006, for the years ended December 31, 2005 and 2004 was $14,243 and $6,473, respectively.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Basic earnings per share
Net earnings	$82,346	$80,710	$38,294
Weighted average shares outstanding — basic	18,612	18,352	18,081

Basic earnings per share	$4,424.35	$4,397.89	$2,117.91

Diluted earnings per share
Net earnings	$82,346	$80,710	$38,294
Weighted average shares outstanding — basic	18,612	18,352	18,081
Share equivalents:
Unvested shares	246	399	167

Weighted average shares outstanding — diluted	18,858	18,751	18,248

Diluted earnings per share	$4,366.64	$4,304.30	$2,098.53

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with Messrs. J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s Board of Directors and Mr. Flowers is one of the largest shareholders of Enstar.

The transactions involving companies and partnerships where Mr. Flowers has an involvement are as follows:

•	On December 22, 2006, the Company received management fees for advisory services provided to J.C. Flowers II L.P. (the “Flowers Fund”), a private investment fund, in the amount of $910. Of this amount $516 was earned at December 31, 2006.

•	On June 7, 2006, the commitment made by the Company in March 2006 to invest an aggregate of $75,000 in the Flowers Fund was accepted by the Flowers Fund. The Company’s commitment may be drawn down by the Flowers Fund over approximately the next six years. As at December 31, 2006 the Flowers Fund had drawn down a total of $15,245 of the Company’s $75,000 commitment to the Flowers Fund.

•	In March 2006, Enstar and Shinsei Bank Limited, or Shinsei, completed the acquisition of Aioi. The acquisition was effected through Hillcot Holdings in which Enstar holds a 50.1% economic interest and Shinsei holds the remaining 49.9%. Enstar and Shinsei made capital contributions to Hillcot to fund the acquisition in proportion to their economic interests. Mr. Flowers is a director and the largest shareholder of Shinsei.

•	In December 2005 JCF Re Holdings LP (“JCF Re”), a Cayman Limited partnership, entered into a subscription and shareholders agreement with Fitzwilliam for the establishment of a segregated cell and paid $1,932 to Fitzwilliam as capital and contributed surplus. During 2005, Fitzwilliam recorded management fees of $40 from JCF Re.

•	In December 2005 the Company invested $24,532 in New NIB which was formed to hold 100% of the share capital of NIB Capital. Mr. Flowers serves on the supervisory board of NIB Capital. Several officers and directors of the Company made personal investments in New NIB.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In 2004, Hudson invested $9,147 in Cassandra for a 27% interest. JC Flowers I LP also owned 27% interest in Cassandra. Mr. Flowers is the managing member of JCF Associates I LLC, which is the general partner of JC Flowers I LP.

•	In June 2005 the Company, through its subsidiary Castlewood (US) Inc., entered into a license agreement with J.C. Flowers & Co. LLC (“Flowers LLC”) for the use of certain office space and administrative services for an annual payment of $50 running through 2014. Mr. Flowers is President of Flowers LLC.

During the years ended December 31, 2006, 2005 and 2004, Enstar paid $195, $91 and $120, respectively, to Saracens Ltd. for corporate marketing and entertainment. Dominic Silvester, Chief Executive Officer of Enstar, is a director of Saracens Ltd.

During the years ended December 31, 2006, 2005 and 2004, Enstar earned consulting fees of $1,250, $1,250 and $1,250, respectively from subsidiaries of BH.

In 2002, the Company and BH entered into an investment advisory agreement with EGI for an agreed annual fee of $400. The agreement terminated on September 30, 2006. For the years ended December 31, 2006, 2005 and 2004, the Company incurred fees relating to this agreement of $273, $365 and $362.

In April 2005, Castlewood (US) Inc. entered into a lease agreement for use of certain office space with one of its directors running through to 2008 for an annual cost of $140. For the years ended December 31, 2006 and 2005, Castlewood (US) Inc. incurred rent expense of $140 and $119, respectively.

In March 2006, Castlewood (US) Inc. purchased a condominium in New York and the spouse of one of its directors received a realtor commission of $74 from the vendor.

As at December 31, 2006 and 2005, no amounts on account of investment fees and other expenses were payable to these related parties and $Nil and $40, respectively, were receivable from them.

15.	LITIGATION

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2006, the Company was not a party to any material litigation or arbitration.

16.	TAXATION

Under current Bermuda law, the Company is not required to pay any taxes in Bermuda on its income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company will be exempt from taxation in Bermuda until March 2016.

The Company has operating subsidiaries and branch operations in the United Kingdom, United States and Europe and is subject to the relevant taxes in those jurisdictions. The weighted average expected tax provision has been calculated using pre-tax accounting income in each jurisdiction multiplied by that jurisdictions applicable statutory tax rate.

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such differences result from differing bases of depreciation and amortization, run-off costs and employee compensation for tax and book purposes.

As of December 31, 2006 and 2005, United Kingdom insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $511,046 and $272,254, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries, have tax loss

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit.

As the insurance and reinsurance subsidiaries’ investment income is largely offset by expenses, the only future taxable revenue of such entities consists of the reduction in net loss and loss adjustment expense liabilities. As the timing and benefit of such future reductions is unpredictable and as the quantum of the loss carryforwards are subject to challenge by the taxing authorities, the Company has determined that it is more likely than not that the carry-forwards will not be utilized and therefore a valuation allowance of 100% has been provided.

A valuation allowance has been provided for the tax benefit of these items as follows:

	2006	2005

Benefit of loss carryforward	$153,314	$81,676
Valuation allowance	(153,314)	(81,676)

	$—	$—

The actual income tax rate for the years ended December 31, 2006, 2005 and 2004, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as a result of the following:

	2006	2005	2004

Earnings before income tax	$82,028	$81,624	$40,218

Expected tax rate	0%	0%	0%
Foreign taxes at local expected rates	1.6%	0.7%	4.8%
Other	(2.0)%	0.4%	0.0%
Effective tax rate	(0.4)%	1.1%	4.8%

17.	STATUTORY REQUIREMENTS

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Europe and the United Kingdom. Statutory capital and surplus as reported to the relevant regulatory authorities for the insurance and reinsurance subsidiaries of the Company as of December 31, 2006 and 2005 was as follows:

	Bermuda		UK		Europe
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005	2006	2005

Required statutory capital and surplus	$17,084	$15,944	$37,713	$17,458	$20,234	$15,481
Actual statutory capital and surplus	$71,292	$117,622	$231,162	$123,429	$57,491	$44,565

	Bermuda		UK		Europe
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005	2006	2005

Statutory income	$19,597	$59,276	$(13,731)	$28,894	$605	$20,004
Maximum available for dividends	$54,208	$101,678	$4,294	$26,075	$1,123	$—

As at December 31, 2006 and 2005, retained earnings of $9,714 and $8,510 of one of BH’s subsidiaries requires regulatory approval prior to distribution.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS

a) Lease Commitment — The Company leases office space under operating leases expiring in various years through 2015. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2006:

2007	$1,099
2008	923
2009	564
2010	305
2011	267
2012 through 2016	801

$3,959

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,631, $1,696 and $1,402, respectively.

b) Loan Commitments — During 2006, Enstar entered into three separate loan facilities. As at December 31, 2006, the total outstanding loans payable was $62,148 (2005: $Nil), which are repayable within three to four years.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: consulting and reinsurance. Consulting fees for the reinsurance segment are intercompany fees paid to the consulting segment. Salary and benefits for the reinsurance segment relate to the discretionary bonus expense on the net income before taxes of the reinsurance segment.

	Consulting	Reinsurance	Total

2006
Consulting fees	$54,546	$(20,638)	$33,908
Net investment income	1,225	46,874	48,099
Net realized losses	—	(98)	(98)

	55,771	26,138	81,909

Net reduction in loss and loss adjustment expense liabilities	—	(31,927)	(31,927)
Salaries and benefits	28,255	11,866	40,121
General and administrative expenses	12,751	6,127	18,878
Interest expense	—	1,989	1,989
Net foreign exchange loss (gain)	146	(10,978)	(10,832)

	41,152	(22,923)	18,229

Earnings before income taxes, minority interest and share of net earnings of partly-owned companies	14,619	49,061	63,680
Income taxes	490	(172)	318
Minority interest	—	(13,208)	(13,208)
Share of net earnings of partly owned companies	—	518	518

Net earnings before extraordinary gain	15,109	36,199	50,308
Extraordinary gain	—	31,038	31,038

Net earnings	$15,109	$67,237	$82,346

Revenue from one client of the Company’s consulting segment was $9,300.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2005
Consulting fees	$38,046	$(16,040)	$22,006
Net investment income	576	27,660	28,236
Net realized losses	—	1,268	1,268

	38,622	12,888	51,510

Net reduction in loss and loss adjustment expense liabilities	—	(96,007)	(96,007)
Salaries and benefits	26,864	13,957	40,821
General and administrative expenses	9,246	1,716	10,962
Net foreign exchange gain	10	4,592	4,602

	36,120	(75,742)	(39,622)

Earnings before income taxes, minority interest and share of net earnings of partly-owned companies	2,502	88,630	91,132
Income taxes	(883)	(31)	(914)
Minority interest	—	(9,700)	(9,700)
Share of net earnings of partly owned companies	—	192	192

Net earnings	$1,619	$79,091	$80,710

2004
Consulting fees	32,992	(9,289)	23,703
Net investment income	460	10,642	11,102
Net realized losses	—	(600)	(600)

	33,452	753	34,205

Net reduction in loss and loss adjustment expense liabilities	—	(13,706)	(13,706)
Salaries and benefits	20,312	5,978	26,290
General and administrative expenses	6,874	3,803	10,677
Net foreign exchange gain	(89)	(3,642)	(3,731)

	27,097	(7,567)	19,530

Earnings before income taxes, minority interest and share of net earnings of partly-owned companies	6,355	8,320	14,675
Income taxes	(1,939)	15	(1,924)
Minority interest	—	(3,097)	(3,097)
Share of net earnings of partly owned companies	—	6,881	6,881

Net earnings before extraordinary gain	$4,416	$12,119	$16,535
Extraordinary gain	—	21,759	21,759

Net earnings	$4,416	$33,878	$38,294

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2006 Quarters Ended
	31-Dec	30-Sep	30-Jun	31-Mar
	(In $’000’s)

Consulting fees	$12,958	$9,350	$5,251	$6,349
Net investment income and net realized gains	14,563	12,712	11,066	9,660

	27,521	22,062	16,317	16,009

Net reduction in loss and loss adjustment expense liabilities	(21,227)	(3,920)	(4,323)	(2,457)
Salaries and benefits	17,685	7,996	6,491	7,949
General and administrative expenses	6,591	4,154	4,995	3,138
Interest expense	1,095	362	532	—
Net foreign exchange gain	(1,918)	(947)	(7,497)	(470)

	2,226	7,645	198	8,160

Income taxes	557	(1,034)	581	214
Minority interest	(5,403)	(2,619)	(4,974)	(212)
Share of net earnings of partly owned companies	23	232	151	112
Extraordinary gain	26,691	—	—	4,347

NET EARNINGS	$47,163	$10,996	$11,877	$12,310

Net earnings per share before extraordinary item — Basic	$1,092.89	$587.02	$644.05	$433.08
Extraordinary item — Basic	1,424.89	—	—	236.42

Net earnings per share — Basic	$2,517.78	$587.02	$644.05	$669.50

Net earnings per share before extraordinary item — Diluted	$1,081.00	$580.64	$633.17	$424.90
Extraordinary item — Diluted	1,409.39	—	—	231.95

Net earnings per share — Diluted	$2,490.39	$580.64	$633.17	$656.85

Weighted average shares outstanding — Basic	18,732	18,732	18,441	18,387
Weighted average shares outstanding — Diluted	18,938	18,938	18,758	18,741

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005 Quarters Ended
	31-Dec	30-Sep	30-Jun	31-Mar
	(In $ ’000’s)

Consulting fee	$8,481	$5,180	$3,857	$4,488
Net investment income and net realized gains	8,355	7,866	8,255	5,028

	16,386	13,046	12,112	9,516

Net reduction in loss and loss adjustment expense liabilities	(89,541)	(1,043)	(3,873)	(1,550)
Salaries and benefits	22,292	6,133	7,522	4,874
General and administrative expenses	1,583	3,239	3,457	2,683
Net foreign exchange gain	2,184	223	1,138	1,057

	(63,482)	8,552	8,244	7,064

Income taxes	698	(285)	(151)	(1,176)
Minority interest	(8,269)	(439)	(612)	(380)
Share of net earnings of partly-owned companies	49	63	32	48

NET EARNINGS	$72,796	$3,833	$3,137	$944

Net income per share — Basic	$3,966.65	$209.27	$171.62	$51.75

Net income per share — Diluted	$3,882.25	$204.42	$167.32	$50.36

Weighted average shares outstanding — Basic	18,352	18,316	18,279	18,242
Weighted average shares outstanding — Diluted	18,751	18,751	18,749	18,744

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the consolidated financial statements of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, and have issued our report thereon dated March 16, 2007, such consolidated financial statements and report are included elsewhere in this annual report. Our audits also included the financial statement schedules of the Company listed in the accompanying index at Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE

Hamilton, Bermuda
March 16, 2007

SCHEDULE I

ENSTAR GROUP LIMITED

SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

	As of December 31, 2006
			Amount at Which
		Market	Shown in the
Type of Investment	Cost	Value	Balance Sheet
	(in thousands of U.S. dollars)

Fixed Maturities:
Bonds:
United States government and government agencies and authorities	$190,183	$187,491	$190,091
Non-U.S. government bonds	38,524	38,304	38,304
All other corporate bonds	197,624	195,609	197,576

Total fixed maturities	426,331	421,404	425,971

Short-term investments	279,137	279,137	279,137
Other investments	42,421	42,421	42,421

Total investments	$747,889	$742,962	$747,529

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
	(in thousands of U.S.
	dollars, except share data)

ASSETS
Cash and cash equivalents	$4,593	$3,197
Balances due from subsidiaries	63,885	56,608
Investments in subsidiaries	313,342	201,962
Goodwill	21,222	21,222
Accounts receivable and other assets	2,972	6

TOTAL ASSETS	$406,014	$282,995

LIABILITIES
Accounts payable and accrued liabilities	$16,160	2,019
Balances due to subsidiaries	42,502	3,172

TOTAL LIABILITIES	58,662	5,191

MINORITY INTEREST	33,308	17,908

SHAREHOLDERS’ EQUITY
Ordinary shares, par value $1 per share, issued and outstanding (2006: 18,885) (2005: 22,660,313)	19	22,661
Additional paid-in capital	111,370	89,090
Deferred compensation	—	(112)
Retained earnings	202,655	148,257

TOTAL SHAREHOLDERS’ EQUITY	314,044	259,896

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$406,014	$282,995

See accompanying Notes to the Condensed Financial Statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands of U.S. dollars)

INCOME
Net investment income	$310	$113	$173
Dividend income from subsidiaries	70,254	2,051	10,500

	70,564	2,164	10,673

EXPENSES
Salaries and benefits	20,893	5,851	3,605
General and administrative expenses	772	590	345
Interest expense	1,204	—	—
Foreign exchange (gains) losses	(220)	293	(276)

	22,649	6,734	3,674

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES	47,915	(4,570)	6,999
EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES	49,831	94,980	34,392
MINORITY INTEREST	(15,400)	(9,700)	(3,097)

NET EARNINGS	$82,346	$80,710	$38,294

See accompanying Notes to the Condensed Financial Statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$46,551	$(2,986)	$2,185

INVESTING ACTIVITIES:
Dividends received from subsidiaries	70,254	2,051	10,500

Net cash flows provided by investing activities	70,254	2,051	10,500

FINANCING ACTIVITIES:
Dividends paid	(27,948)	—	(7,750)
Contribution of capital	(64,819)	—	—
Redemption of ordinary shares	(22,642)	(282)	(4,618)

Net cash flows used in financing activities	(115,409)	(282)	(12,368)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,396	(1,217)	317
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,197	4,414	4,097

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,593	$3,197	$4,414

See accompanying Notes to the Condensed Financial Statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
(in thousands of U.S. dollars)

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar ‘”) (formerly Castlewood Holdings Limited) was incorporated under the laws of Bermuda on August 16, 2001 and with its subsidiaries (collectively the “Company”) acquires and manages insurance and reinsurance companies in run-off, and provides management, consultancy and other services to the insurance and reinsurance industry.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation — The condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed financial statements have been prepared using the equity method to account for the investments in subsidiaries. Under the equity method, the investments in consolidated subsidiaries are stated at cost plus the equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

SCHEDULE III

ENSTAR GROUP LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

	Year Ended December 31, 2006
		Reserves
	Deferred	for Loss		Net	Net	Losses	Amortization	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	of Deferred	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Acquisition Costs	Expenses	Written
	(in thousands of U.S. dollars)

Reinsurance	$—	$1,214,419	$—	$—	$46,776	$(31,927)	$—	$19,982	$—
Consulting	—	—	—	—	1,225	—	—	41,006	—

Total	$—	$1,214,419	$—	$—	$48,001	$(31,927)	$—	$60,988	$—

	Year Ended December 31, 2005
		Reserves
	Deferred	for Loss		Net	Net	Losses	Amortization	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	of Deferred	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Acquisition Costs	Expenses	Written
	(in thousands of U.S. dollars)

Reinsurance	$—	$806,559	$—	$—	$27,660	$(96,007)	$—	$15,673	$—
Consulting	—	—	—	—	576	—	—	36,110	—

Total	$—	$806,559	$—	$—	$28,236	$(96,007)	$—	$51,783	$—

	Year Ended December 31, 2004
		Reserves
	Deferred	for Loss		Net	Net	Losses	Amortization	Other	Net
	Acquisition	and Loss	Unearned	Premiums	Investment	and Loss	of Deferred	Operating	Premiums
	Costs	Expenses	Premiums	Earned	Income	Expenses	Acquisition Costs	Expenses	Written
	(in thousands of U.S. dollars)

Reinsurance	$—	$1,047,313	$—	$—	$10,642	$(13,706)	$—	$9,781	$—
Consulting	—	—	—	—	460	—	—	27,186	—

Total	$—	$1,047,313	$—	$—	$11,102	$(13,706)	$—	$36,967	$—

SCHEDULE VI

ENSTAR GROUP LIMITED

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/
CASUALTY INSURANCE OPERATIONS
For Years Ended December 31, 2006, 2005 and 2004

							Net Losses
							and Loss	Net Losses
		Reserves					Expenses	and Loss	Net Paid	Amortization
	Deferred	for Loss			Net	Net	Incurred	Expenses	Losses	of Deferred	Other	Net
	Acquisition	and Loss		Unearned	Premiums	Investment	in Current	Incurred in	and Loss	Acquisition	Operating	Premiums
	Costs	Expenses	Discount(1)	Premiums	Earned	Income	Year	Prior Year	Expenses	Costs	Expenses	Written
	(in thousands of U.S. dollars)

2006	$—	$1,214,419	$309,630	$—	$—	$48,001	$—	$(31,927)	$75,293	$—	$60,988	$—
2005	$—	$806,559	$272,132	$—	$—	$28,236	$—	$(96,007)	$69,007	$—	$51,783	$—
2004	$—	$1,047,313	$338,425	$—	$—	$11,102	$—	$(13,706)	$19,019	$—	$36,967	$—

Note 1: The discount rate is an assumed interest rate equivalent to a risk-free rate for securities with similar duration to the reserves for loss and loss expenses acquired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Enstar’s management has performed an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based upon that evaluation, Enstar’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Enstar in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Enstar USA, Inc. (formerly the Enstar Group Inc. and the predecessor of Enstar), or EGI, was responsible for establishing and maintaining adequate internal control over EGI’s financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). EGI’s management has performed an assessment, with the participation of its Chief Executive Officer and its Chief Financial Officer, of EGI’s internal control over financial reporting as of December 31, 2006. In making this assessment, EGI’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based upon that assessment, EGI’s and Enstar’s management believe that, as of December 31, 2006, EGI’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of EGI’s financial statements for external purposes in accordance with generally accepted accounting principles.

EGI’s independent registered public accounting firm has issued an audit report on our assessment of EGI’s internal control over financial reporting. This report appears on page S-1.

Because Enstar became subject to the Exchange Act following its merger with EGI on January 31, 2007, Enstar’s management is not required to perform an assessment of Enstar’s Internal Control Over Financial Reporting until the fiscal year ending December 31, 2007. As a result, Management’s Annual Report on Internal Control Over Financial Reporting and the report of the Independent Registered Accounting Firm regarding Internal Control Over Financial Reporting relate only to the Internal Controls Over Financial Reporting for EGI.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Enstar’s management has performed an evaluation, with the participation of Enstar’s Chief Executive Officer and Enstar’s Chief Financial Officer, of changes in Enstar’s internal control over financial reporting that occurred during the quarter ended December 31, 2006. Based upon that evaluation there were no changes in its internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or reasonably likely to materially affect, Enstar’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2006 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1.	Financial Statements

Included in Part II — See Item 8 of this report.

2.	Financial Statement Schedules

The following financial statements of Enstar USA, Inc. (formerly The Enstar Group, Inc.) are filed as schedules to this Annual Report.

3.	Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.2	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.3	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Current Report of the Company on Form 8-K of the Company, as filed with the Securities and Exchange Commission March 1, 2007).
3.1	Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2	Second Amended and Restated Bye-Laws of Enstar Group Limited (formerly Castlewood Holdings Limited) (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

Exhibit
No.		Description

10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.3+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.4+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.5+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and J. Christopher Flowers (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.6+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and John J. Oros (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.7+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Nimrod T. Frazer (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.8+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Gregory L. Curl (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.9+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Paul J. Collins (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.10+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and T. Wayne Davis (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.11+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and T. Whit Armstrong (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.12+	Employment Agreement, dated January 31, 2007, by and among Castlewood Holdings Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.12 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

Exhibit
No.		Description

10.13		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.14		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.15+	Employment Agreement, dated May 23, 2006, between Castlewood Holdings Limited and Paul O’Shea (incorporated by reference to Exhibit 10.6 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.16+	Amended and Restated Employment Agreement, dated May 23, 2006, between Castlewood Holdings Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.7 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.17+	Amended and Restated Employment Agreement, dated May 23, 2006, between Castlewood Holdings Limited and Nicholas Packer (incorporated by reference to Exhibit 10.8 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.18		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.19+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.20+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.21		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
21	.1*	List of Subsidiaries.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.1*	Description of Share Capital.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2007.

ENSTAR GROUP LIMITED

By:	/s/ Dominic F. Silvester
Dominic F. Silvester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2007.

Signature	Title

/s/ Dominic F. Silvester Dominic F. Silvester	Chief Executive Officer and Director

/s/ Richard J. Harris Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ Paul J. O’Shea Paul J. O’Shea	Executive Vice President and Director

/s/ John J. Oros John J. Oros	Executive Chairman and Director

/s/ Nicholas A. Packer Nicholas A. Packer	Executive Vice President and Director

/s/ Nimrod T. Frazer Nimrod T. Frazer	Director

/s/ J. Christopher Flowers J. Christopher Flowers	Director

/s/ T. Whit Armstrong T. Whit Armstrong	Director

/s/ T. Wayne Davis T. Wayne Davis	Director

/s/ Paul J. Collins Paul J. Collins	Director

/s/ Gregory L. Curl Gregory L. Curl	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Enstar USA, Inc. (formerly The Enstar Group, Inc.):

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Enstar USA, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP

Birmingham, Alabama March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Enstar USA, Inc. (formerly The Enstar Group, Inc.):

We have audited the accompanying consolidated balance sheets of Enstar USA, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits such consolidated financial statements present fairly, in all material respects, the financial position of Enstar USA, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Birmingham, Alabama
March 16, 2007

ENSTAR USA, INC. AND SUBSIDIARIES
(FORMERLY THE ENSTAR GROUP, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$66,824	$54,032
Certificates of deposit	20,596	19,686
Other current assets	21	129

Total current assets	87,441	73,847
Partially owned equity affiliates	115,693	107,329
Other investments	8,592	3,542
Other assets	516	502

Total assets	$212,242	$185,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$616	$595
Income taxes payable	132	5,467

Total current liabilities	748	6,062
Deferred income tax liabilities	16,678	10,401
Accrued taxes	2,425	2,325
Deferred compensation	1,033	853
Other liabilities	600	456

Total liabilities	21,484	20,097

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock ($.01 par value; 55,000,000 shares authorized, 6,185,260 and 5,960,260 shares issued at December 31, 2006 and 2005, respectively)	62	60
Additional paid-in capital	198,299	190,008
Deferred compensation of partially owned equity affiliate		(40)
Accumulated other comprehensive income from partially owned equity affiliates, net	913	210
Accumulated deficit	(2,436)	(19,305)
Treasury stock, at cost (445,876 and 442,351 shares at December 31, 2006 and 2005, respectively)	(6,080)	(5,810)

Total shareholders’ equity	190,758	165,123

Total liabilities and shareholders’ equity	$212,242	$185,220

The accompanying notes are an integral part of the consolidated financial statements.

ENSTAR USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)

Interest income	$4,255	$2,333	$983
Other investment income	517	1,824	—
Earnings of partially owned equity affiliates	17,397	26,513	8,348
Gain on sale of partially owned equity affiliates	—	—	6,911
Other income (includes related party income of $472 for 2006 and $400 for 2005 and 2004)	536	402	498
General and administrative expenses	(5,376)	(3,110)	(2,981)

Income before income taxes, minority interest and extraordinary gain	17,329	27,962	13,759
Income taxes	(6,609)	(8,917)	(4,809)

Income before minority interest and extraordinary gain	10,720	19,045	8,950
Minority interest	—	—	(2,973)

Income before extraordinary gain	10,720	19,045	5,977
Extraordinary gain, net of income taxes of $3,817 and $2,741	6,149	—	4,415

Net income	$16,869	$19,045	$10,392

Weighted average shares outstanding — basic	5,651,048	5,517,909	5,496,819

Weighted average shares outstanding — assuming dilution	5,955,387	5,856,144	5,800,993

Income per common share before extraordinary gain — basic	$1.90	$3.45	$1.09
Extraordinary gain, net of income taxes — basic	1.09	—	.80

Net income per common share — basic	$2.99	$3.45	$1.89

Income per common share before extraordinary gain — assuming dilution	$1.80	$3.25	$1.03
Extraordinary gain, net of income taxes — assuming dilution	1.03	—	.76

Net income per common share — assuming dilution	$2.83	$3.25	$1.79

The accompanying notes are an integral part of the consolidated financial statements.

ENSTAR USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income	$16,869	$19,045	$10,392
Other comprehensive income (loss):
Unrealized holding gains on investments, net of income tax (benefit) expense of $(12), $761 and $0	(19)	1,226	—
Reclassification adjustment for losses (gains) included in net income, net of income tax benefit (expense) of $12, $(761) and $(199)	19	(1,226)	(321)
Unrealized loss on cash flow hedge, net of income tax benefit of $41	—	—	(66)
Currency translation adjustment, net of income tax expense (benefit) of $437, $(112) and $68	703	(181)	109

Other comprehensive income (loss)	703	(181)	(278)

Comprehensive income	$17,572	$18,864	$10,114

The accompanying notes are an integral part of the consolidated financial statements.

ENSTAR USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
				Comprehensive
			Deferred	Income
			Compensation	(Loss) of
		Additional	of Partially	Partially
	Common	Paid-In	Owned Equity	Owned Equity	Accumulated	Treasury
	Stock	Capital	Affiliates	Affiliates	Deficit	Stock	Total
	(Dollars in thousands)

Balance at January 1, 2004	$59	$188,591	$(284)	$669	$(48,742)	$(5,810)	$134,483
Net income					10,392		10,392
Amortization of deferred compensation			159				159
Reclassification adjustment for gains included in net income				(321)			(321)
Unrealized loss on hedge assets				(66)			(66)
Currency translation adjustment				109			109
Exercise of stock options	1	554					555
Issuance of shares from deferred compensation plan		224					224
Tax benefit from exercise of stock options and issuance of shares from deferred compensation plan		606					606
Issuance of officers’ stock options		33					33

Balance at December 31, 2004	60	190,008	(125)	391	(38,350)	(5,810)	146,174
Net income					19,045		19,045
Amortization of deferred compensation			85				85
Unrealized holding gains on investments				1,226			1,226
Reclassification adjustment for gains included in net income				(1,226)			(1,226)
Currency translation adjustment				(181)			(181)

Balance at December 31, 2005	60	190,008	(40)	210	(19,305)	(5,810)	165,123
Net income					16,869		16,869
Amortization of deferred compensation			40				40
Unrealized holding gains on investments				(19)			(19)
Reclassification adjustment for losses included in net income				19			19
Exercise of stock options	2	2,384				(270)	2,116
Tax benefit from exercise of stock options		5,694					5,694
Stock-based compensation expense		213					213
Currency translation adjustment				703			703

Balance at December 31, 2006	$62	$198,299	$0	$913	$(2,539)	$(6,080)	$190,758

The accompanying notes are an integral part of the consolidated financial statements.

ENSTAR USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$16,869	$19,045	$10,392
Adjustments to reconcile net income to net cash provided by operating activities:
Earnings of partially owned equity affiliates	(17,397)	(26,513)	(8,348)
Dividends and distributions received from partially owned equity affiliates	20,180	11	10,216
Minority interest in earnings of JCF CFN	—	—	2,973
Gain on sale of marketable securities	—	(1,768)	—
Gain on sale of partially owned equity affiliates	—	—	(6,911)
Extraordinary gain, net of income taxes	(6,149)	—	(4,415)
Noncash compensation expense	213	—	33
Deferred income taxes	2,122	2,482	5,395
Tax benefit from exercise of stock options and issuance of shares from deferred compensation plan	(5,694)	—	606
Changes in assets and liabilities:
Accounts payable and accrued expenses	21	(120)	329
Income taxes payable	359	4,828	(1,923)
Other, net	515	23	270

Net cash provided by (used in) operating activities	11,039	(2,012)	8,617

Cash flows from investing activities:
Investment in J.C. Flowers II LP	(5,106)	—	—
Purchase of marketable securities	—	(9,460)	—
Proceeds from sale of marketable securities	—	11,228	—
Proceeds from sale of partially owned equity affiliates	—	—	32,831
Capital contribution to Affirmative Investment LLC	—	(8,406)	—
Investment in NIB Partners	—	(3,542)	—
Return of capital from NIB Partners	56	—	—
Purchase of certificates of deposit	(137,901)	(22,097)	(8,120)
Maturities of certificates of deposit	136,894	6,646	8,145

Net cash (used in) provided by investing activities	(6,057)	(25,631)	32,856

Cash flows from financing activities:
Tax benefit from exercise of stock options	5,694	—	—
Distributions to minority interest	—	—	(16,120)
Proceeds from exercise of stock options	2,116	—	555

Net cash provided by (used in) financing activities	7,810	0	(15,565)

Increase (decrease) in cash and cash equivalents	12,792	(27,643)	25,908
Cash and cash equivalents at the beginning of the year	54,032	81,675	55,767

Cash and cash equivalents at the end of the year	$66,824	$54,032	$81,675

Supplemental disclosures of cash flow information: Income taxes paid	$3,627	$1,606	$731

The accompanying notes are an integral part of the consolidated financial statements.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Nature of Business

At December 31, 2006, Enstar USA, Inc. (formerly known as The Enstar Group, Inc.) and Subsidiaries, (the “Company” or “EGI”), was a publicly-traded company engaged in the operation of several equity affiliates in the financial services industry. On January 31, 2007, Enstar Group Limited (formerly known as Castlewood Holdings Limited) (“Enstar”) completed the merger (the “Merger”) of CWMS Subsidiary Corp. (“CWMS”), a Georgia corporation and wholly-owned subsidiary of Enstar, with and into EGI. As a result of the Merger, EGI is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned an approximately 32% economic and 50% voting interest in Enstar. (Note 13).

Prior to the completion of the Merger, the Company, through the operations of its partially owned equity affiliates, Enstar and B.H. Acquisition Limited (“B.H. Acquisition”), and their subsidiaries, acquired and managed insurance and reinsurance companies in run-off. The management of these businesses includes claims administration, adjustment and settlement together with the collection of reinsurance recoveries. Enstar, a Bermuda-based company, also provides management, consulting and other services to the insurance and reinsurance industry for both fixed and success-based fee arrangements. In general, reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company against all or a portion of the risks underwritten by such insurance or reinsurance company under one or more insurance or reinsurance contracts.

The Company consolidates JCF CFN LLC and related entities (collectively, the “JCF CFN Entities”). The JCF CFN Entities were formed to serve as members of Green Tree Investment Holdings LLC (formerly known as CFN Investment Holdings LLC) and related entities (collectively, “Green Tree”), which, in turn, were formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and the associated servicing businesses from Conseco Finance Corp. (“Conseco Finance”). In July 2004, the JCF CFN Entities completed the sale of their entire interest in Green Tree and since that time have been inactive.

Note 2:	Significant Accounting Policies

(a) Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Enstar Financial Services, Inc. and Enstar Group Operations, Inc., both of which are currently inactive. In addition, the Company consolidates the JCF CFN Entities as a variable interest entity, recording a minority interest in its financial statements for Enstar’s 40% interest. The JCF CFN Entities have been inactive since the sale of their entire interests in Green Tree in July 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The estimates susceptible to significant change are those related to the valuation allowance for deferred tax assets and loss and loss adjustment expenses included in earnings of partially owned equity affiliates.

(c) Cash Equivalents — Cash equivalents consist of short term, highly liquid investments with original purchased maturities of three months or less.

(d) Partially Owned Equity Affiliates — Partially owned equity affiliates are accounted for under the equity method of accounting. Equity method investments are recorded at cost and are adjusted periodically to recognize the Company’s proportionate share of the affiliate’s income or loss, additional contributions made and dividends and capital distributions received. In the event any of the partially owned equity affiliates were to incur a loss and the Company’s cumulative proportionate share of the loss exceeded the carrying amount of the equity method investment, application of the equity method would be suspended and the Company’s proportionate share of further losses would not be recognized until the Company committed to provide further financial support to the affiliate.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company would resume application of the equity method once the affiliate becomes profitable and the Company’s proportionate share of the affiliate’s earnings equals the Company’s cumulative proportionate share of losses that were not recognized during the period the application of the equity method was suspended.

(e) Property and Equipment — Property and equipment, which consists of leasehold improvements and furniture and fixtures, is stated at cost less accumulated depreciation and is depreciated using the straight line method over the estimated useful lives of the related assets, principally 3 to 7 years. Property and equipment is included in other assets in the Company’s consolidated balance sheets. Property and equipment was immaterial as of December 31, 2006 and 2005.

(f) Financial Instruments — The Company holds certificates of deposit (“CDs”) offered by commercial banks. These CDs had a weighted average maturity of approximately two months at December 31, 2006. The estimated fair value of CDs at December 31, 2006 and 2005, based on interest rates available on CDs of comparable amounts, maturities, and credit quality, was approximately equal to their carrying values.

(g) Income Taxes — The Company computes deferred tax assets and liabilities based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized.

(h) Comprehensive Income — The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” which defines comprehensive income as certain changes in equity from non-owner sources. The Company recorded other comprehensive income from its partially owned equity affiliates. This other comprehensive income arose from unrealized holding gains and losses from debt and equity securities that are classified as available-for-sale and are carried at fair value, unrealized gains on investments and currency translation adjustments resulting from the translations of financial information of subsidiaries into U.S. dollars.

The components of accumulated other comprehensive income are as follows:

	December 31,
	2006	2005

Currency translation adjustment, net of income tax expense of $567 and $130	$913	$210

(i) Deferred Compensation of Partially Owned Equity Affiliates — The Company records its proportionate share of deferred compensation reported by Enstar, one of its partially owned equity affiliates. The deferred compensation arises from stock based compensation awards entered into with certain senior employees of Enstar.

(j) Recent Accounting Pronouncements — In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The accounting provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect the adoption of FIN 48 will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and the provisions of SFAS 157 will be applied prospectively as of that date. The Company is currently evaluating the provisions of SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SAB No. 108 by the Company in the fourth quarter of 2006 did not have an impact on its consolidated financial statements.

(k) Revenue Recognition — Revenue includes interest income earned from cash, cash equivalents and certificates of deposit, the Company’s proportionate share of earnings from partially owned equity affiliates, gains on sales of marketable securities and other income. Interest income is recorded when earned. The Company’s proportionate share of earnings from partially owned equity affiliates is recorded as such earnings are recognized by the partially owned equity affiliate.

(l) Stock-Based Compensation — The Company utilizes various stock-based compensation plans for the benefit of non-employee directors and certain officers. In 1997, the Company adopted the Deferred Compensation and Stock Plan for Non-Employee Directors and a long-term incentive program made up of three stock option/incentive plans. Additionally, in 2001, the Company adopted the 2001 Outside Directors’ Stock Option Plan.

The options granted under the plans are exercisable during the period commencing from the date they vest until their expiration in accordance with the terms of the grant. Options generally expire no later than ten years from the grant date. Options under the various plans had original vesting schedules that ranged from one to four years. Any shares issued from the exercise of options would be from newly issued shares. There are a total of 817,500 shares authorized under the Company’s various stock option plans, 52,500 of which were available to be granted at December 31, 2006. Prior to 2006, no compensation expense was recognized in net earnings for grants under stock option/incentive plans that had an exercise price equal to the market value of the Company’s underlying common stock on the date of grant. In connection with options granted in November 2001, the market value of the Company’s common stock on the date of grant exceeded the exercise price, resulting in a charge to earnings for that year. In addition, compensation expense was recognized over the vesting life of these options through June 2004.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). This Statement requires companies to recognize an expense in their financial statements for stock options based on the “fair value method.” The fair value method requires that a fair value be assigned to a stock option on its grant date and that this value be amortized over the grantees’ service period. Prior to January 1, 2006, the Company accounted for stock options in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition.” These Statements permitted companies to choose between two methods of recording the expense for stock options in their financial statements; either the fair value method, or the “intrinsic value method,” in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under the intrinsic value method, compensation expense for the Company’s option grants was only recognized if the exercise price of the employee stock option was less than the market price of the underlying stock on the date of grant. If a company elected to use the intrinsic value method, pro forma disclosures of earnings and earnings per share were required as if the fair value method of accounting had been applied. The Company previously elected to account for its stock options under the intrinsic value method and therefore computed and disclosed the required pro forma disclosures.

SFAS 123R provides for two alternative methods of adoption: the “modified retrospective” method and the “modified prospective” method. While the modified retrospective method permits restatement of prior periods for comparability, the Company has elected to apply the modified prospective method. The modified prospective method calls for unvested options as of January 1, 2006 and options granted after January 1, 2006 to be expensed in accordance with SFAS 123R after that date. Compensation expense under the fair value method for prior periods is not reflected in the financial statements of those periods but was disclosed on a pro forma basis. The table below

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presents the Company’s pro forma earnings information as if stock options issued prior to January 1, 2006, were expensed in prior periods.

	2005	2004
	(Dollars in thousands, except per share data)

Net income, as reported	$19,045	$10,392
Add: Stock-based employee compensation expense included in reported net income, net of income taxes	118	138
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(365)	(555)

Pro forma net income	$18,798	$9,975

Income per common share:
Basic — as reported	$3.45	$1.89

Basic — pro forma	$3.41	$1.81

Assuming dilution — as reported	$3.25	$1.79

Assuming dilution — pro forma	$3.21	$1.72

The pro forma stock-based employee compensation reflected above is based on the application of Emerging Issues Task Force No. 00-23, “Issues Related to the Accounting for Stock Compensation Under APB 25 and FASB Interpretation No. 44,” to the straight-line vesting of such awards over the full vesting period.

The fair values for options granted under the Company’s stock option plans were calculated at the date of grant using the Black-Scholes option pricing model. Based on the following weighted average assumptions, the estimated weighted average fair value at the date of grant for options vesting during the years ended December 31, 2006, 2005 and 2004 were $9.48, $9.50 and $5.15, respectively.

	2006	2005	2004

Risk-free interest rate	3.11%	3.03%	3.08%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	21.71%	21.74%	20.46%
Expected life, in years	4.12	4.37	2.12

SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduced net operating cash flows by approximately $5.7 million and increased net financing cash flows by approximately $5.7 million in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2006.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of the adoption of SFAS 123R on selected line items is as follows for the year ended December 31, 2006:

Increase
(Decrease)

General and administrative expenses	$213
Income before income taxes and extraordinary gain	(213)
Income taxes	(81)
Net income	(132)
Net income per common share — basic	(.02)
Net income per common share — assuming dilution	(.02)

(m) Other Income — Other income includes investment advisory fees charged to Enstar and BH Acquisition, partially owned equity affiliates of the Company, in the amount of $300,000 for the year ended December 31, 2006 and $400,000 for each of the years ended December 31, 2005 and 2004. In addition, in 2006, other income included $172,000 in management fees for advisory services related to J.C. Flowers II LP (“J.C. Flowers Fund”).

(n) Currency Translation Adjustment — The Company records foreign currency translation adjustments as its portion of other comprehensive income from its partially owned equity affiliates. Through their subsidiaries, Enstar and B.H. Acquisition conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the year. The resulting exchange gains or losses are included in net income.

Note 3:	Marketable Securities

In June 2005, the Company purchased certain shares of common stock in a publicly-traded U.S. corporation for approximately $9.5 million. The Company sold these securities in 2005 for total proceeds of approximately $11.2 million, resulting in a realized gain of approximately $1.8 million. This gain is included in other investment income in the Company’s consolidated statements of income.

Note 4:	Partially Owned Equity Affiliates

(a) B.H. Acquisition — In July 2000, the Company, through B.H. Acquisition, a joint venture with Castlewood Limited (“Castlewood”) and an entity controlled by Trident II, L.P. (“Trident”), acquired as an operating business two reinsurance companies, Brittany Insurance Company Ltd. (“Brittany”) and Compagnie Europeenne d’Assurances Industrielles S.A. (“CEAI”). Brittany and CEAI are principally engaged in the active management of books of reinsurance business from international markets. Through 2006, the Company owned 50% of the voting stock and a 33% economic interest in B.H. Acquisition. Castlewood owns 33% of the voting stock and a 45% economic interest in B.H. Acquisition. The Company’s ownership in B.H. Acquisition is accounted for using the equity method of accounting.

(b) Enstar Group Limited (formerly Castlewood Holdings Limited) — In November 2001, the Company, together with certain affiliates of Trident and the shareholders and senior management of Castlewood (the “Castlewood Principals”), completed the formation of a new venture, Enstar, to acquire and manage insurance and reinsurance companies, including companies in run-off (insurance and reinsurance companies that have ceased the underwriting of new policies), and to provide management, consulting and other services to the insurance and reinsurance industry (the “Castlewood Transaction”). Through 2006, the Company owned 50% of the voting stock of Enstar and each of the Castlewood Principals and Trident and its affiliates owned 25% of Enstar’s voting stock. The Company owned a 32.03% economic interest in Enstar at December 31, 2006. Enstar is a private Bermuda-

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based firm, experienced in managing and acquiring reinsurance operations. The Company’s ownership in Enstar is accounted for using the equity method of accounting.

As a result of this transaction, the Company’s 33% direct economic interest in B.H. Acquisition increased by an additional indirect economic interest through Enstar. At December 31, 2006, the Company’s beneficial ownership in B.H. Acquisition was 47.41%. The Company’s combined voting interest in B.H. Acquisition is limited to 50%.

In conjunction with the closing of the Castlewood Transaction, a wholly owned subsidiary of Enstar completed the acquisition of two reinsurance companies in run-off, River Thames Insurance Company Limited (“River Thames”), based in London, England, and Overseas Reinsurance Corporation Limited (“Overseas Reinsurance”), based in Bermuda (collectively, the “River Thames Transaction”). The total purchase price of River Thames and Overseas Reinsurance was approximately $15.2 million.

In August 2002, Enstar purchased Hudson Reinsurance Company Limited (“Hudson”), a Bermuda-based company, for approximately $4.1 million. Hudson reinsured risks relating to property, casualty and workers’ compensation, on a worldwide basis, and is now administering the run-off of its claims.

Also in 2002, Enstar capitalized Fitzwilliam (SAC) Insurance Limited (“Fitzwilliam”), a wholly owned subsidiary. Fitzwilliam, based in Bermuda, offers specialized reinsurance protections to related companies, clients of Enstar and other third-party companies.

In March 2003, Enstar and Shinsei Bank, Limited (“Shinsei”) completed the acquisition of all of the outstanding capital stock of The Toa-Re Insurance Company (UK) Limited (“Toa-UK”), a London-based subsidiary of The Toa Reinsurance Company, Limited, for approximately $46 million. Toa-UK underwrote reinsurance business throughout the world between 1980 and 1994, when it stopped writing new business and is currently operating in run-off. The acquisition was effected through Hillcot Holdings Ltd. (“Hillcot”), a newly formed Bermuda company, in which Enstar has a 50.1% economic interest and a 50% voting interest. Upon completion of the transaction, Toa-UK’s name was changed to Hillcot Re Limited. Hillcot is included in Enstar’s consolidated financial statements, with the remaining 49.9% economic interest reflected as minority interest. Prior to the Merger, J. Christopher Flowers (“Mr. Flowers”), was a member of the Company’s board of directors and the Company’s largest shareholder. Mr. Flowers is also a director and the largest shareholder of Shinsei.

In August 2004, Enstar implemented an employee stock-based compensation plan. The plan allowed for the award of Enstar’s Class D non-voting shares to certain senior employees up to a maximum of 7.5% of the total issued share capital of Enstar. As a result of awards made in 2005 and 2004, the Company’s economic interest in Enstar of 33?% has been diluted by 1.30% to 32.03% as of December 31, 2006.

During 2004, Enstar, through one of its subsidiaries, invested a total of approximately $9.1 million in Cassandra Equity LLC and Cassandra Equity (Cayman) LP, (collectively, “Cassandra”), for a 27% interest in each. Cassandra was formed to invest in equity shares of a publicly traded international reinsurance company. J.C. Flowers I LP also owned a 27% interest in Cassandra. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. Mr. Flowers is the managing member of JCF Associates I LLC. In March 2005, Cassandra sold all of its holdings for total proceeds of approximately $40.0 million. Enstar’s proportionate share of the proceeds was approximately $10.8 million.

Also during 2004, Enstar, through one of its subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd., Harper Insurance Limited and Longmynd Insurance Company Ltd. for a total purchase price of approximately $4.5 million. Enstar recorded an extraordinary gain of approximately $21.8 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

In May 2005, Enstar, through one of its subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, Enstar, through two of its wholly-owned subsidiaries, invested approximately $24.5 million in New NIB Partners LP (“NIB Partners”), a newly formed Province of Alberta limited partnership, in exchange for an approximately 1.4% interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holding N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.

In March 2006, Enstar and Shinsei completed the acquisition of Aioi Insurance Company of Europe Limited (“Aioi Europe”), a London-based subsidiary of Aioi Insurance Company, Limited, for £62 million (approximately $108 million), with £50 million in cash upon the closing of the transaction and £12 million in the form of a promissory note, payable twelve months from the date of the closing. Aioi Europe underwrote general insurance and reinsurance business in Europe for its own account until 2002 when it generally ceased underwriting, and placed into run-off, its general insurance and reinsurance business. The acquisition was effected through Hillcot. The acquisition has been accounted for using the purchase method of accounting. Enstar recorded an extraordinary gain of approximately $4.3 million (net of minority interest of $4.3 million) relating to the excess of the fair value of the assets acquired over their cost. Upon completion of the transaction, Aioi Europe’s name was changed to Brampton Insurance Company Limited (“Brampton”). In April 2006, Hillcot entered into a facility loan agreement with an international bank (the “Facility”) and drew down approximately $44.4 million from the Facility to repay shareholder funds advanced for the acquisition of Brampton. The Facility has an interest rate of LIBOR plus 2%, is repayable within four years, and is secured by a first charge over Hillcot’s shares in Brampton together with a floating charge over Hillcot’s assets. In May 2006, Brampton completed the repurchase of £40 million of its shares ($73.8 million). The proceeds of the share repurchase were used to repay the £12.1 million promissory note and accumulated interest, reduce the Facility by approximately $25.2 million, and return approximately $23.2 million to Hillcot’s shareholders.

Also in March 2006, Enstar approved a commitment of up to $75.0 million in the J.C. Flowers Fund, a private investment fund formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. Enstar’s commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. Enstar intends to use cash on hand to fund its commitment. As of December 31, 2006, approximately $15.2 million of the commitment had been funded. J.C. Flowers & Co. LLC is controlled by Mr. Flowers. No fees will be payable by Enstar to the J.C. Flowers Fund, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with Enstar’s investment in the J.C. Flowers Fund.

In April 2006, Enstar paid a dividend of approximately $27.9 million to its shareholders and redeemed approximately $22.6 million of Class E non-voting redeemable shares. EGI’s portion of this dividend was approximately $20.1 million.

In June 2006, a subsidiary of Enstar, in an unrelated transaction, entered into a definitive agreement with Dukes Place Holdings, L.P. for the purchase of a minority interest in a U.S. holding company that owns two property and casualty insurers based in the U.S., both of which are in run-off. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various other closing conditions. Consequently, Enstar can not predict if or when this transaction will be completed.

In October and November of 2006, Enstar, through its wholly owned subsidiary, Virginia Holdings Ltd., completed the acquisitions of Cavell Holding Limited, a U.K. company (“Cavell”) and Unione Italiana (UK) Reinsurance Company (“Unione”), respectively, for approximately $78.3 million. Enstar recorded an extraordinary gain of approximately $26.7 million relating to the excess of the fair value of the net assets acquired over the cost of these acquisitions.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2006, Oceania Holdings Ltd, a wholly-owned subsidiary of Enstar, entered into a definitive agreement for the purchase of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for total consideration of approximately $57.2 million. Inter-Ocean owns two reinsurers, one based in Bermuda and one based in Ireland. The purchase closed in February 2007.

(c) Green Tree — During 2003, the Company funded approximately $15.3 million to the JCF CFN Entities in exchange for a 60% interest in such entities. In addition, Enstar funded approximately $10.2 million to the JCF CFN Entities in exchange for a 40% interest.

The JCF CFN Entities invested in Green Tree together with affiliates of J.C. Flowers I LP, affiliates of Fortress Investment Group LLC and affiliates of Cerberus Capital Management, L.P. In June 2003, the JCF CFN Entities invested approximately $25.1 million in exchange for a 3.995% interest in Green Tree. Green Tree completed the purchase of certain assets of Conseco Finance for approximately $630 million in cash plus certain assumed liabilities. The assets consisted primarily of a portfolio of home equity and manufactured housing loan securities as well as the associated servicing businesses. J.C. Flowers I LP is a private investment fund, the general partner of which is JCF Associates I LLC. The managing member of JCF Associates I LLC is Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. The JCF CFN Entities accounted for the investment in Green Tree under the equity method of accounting. Because the JCF CFN Entities are consolidated, Green Tree was treated as a partially owned equity affiliate of the Company.

In July 2004, the JCF CFN Entities, along with certain affiliates of J.C. Flowers I LP, completed the sale of their entire interests in Green Tree to FIT CFN Holdings LLC, an affiliate of Fortress Investment Group LLC, and Cerberus Green Tree Investments, LLC and Cerberus JCF Coinvest, LLC, each an affiliate of Cerberus Capital Management L.P. In exchange for their entire interest, the JCF CFN Entities received aggregate sales proceeds of approximately $40 million in cash. Of this amount, Enstar received aggregate sales proceeds of approximately $16 million. The proceeds received by the JCF CFN Entities at completion of the sale were reduced by prior cash distributions of approximately $7.2 million made by Green Tree during 2004. The Company recorded a pre-tax realized gain of approximately $6.9 million on the sale.

(d) Affirmative Investment LLC — In June 2005, the Company committed to contribute up to $10 million for a 14%, non-voting interest in Affirmative Investment LLC (“Affirmative Investment”), a newly formed Delaware limited liability company. J.C. Flowers I LP committed the capital necessary for the remaining 86% interest in Affirmative Investment. Both J.C. Flowers I LP and Affirmative Associates LLC, the managing member of Affirmative Investment, are controlled by Mr. Flowers, a member of the Company’s board of directors and the Company’s largest shareholder. In July 2005, the Company funded its initial capital contribution of approximately $2.6 million. Since that time, the Company has funded additional capital contributions of approximately $5.7 million. At December 31, 2006, the Company’s total investment in Affirmative Investment was approximately $9.0 million, including equity in earnings and distributions received from July 1, 2005 to December 31, 2006. The Company’s ownership in Affirmative Investment is accounted for using the equity method of accounting.

Also in June 2005, Affirmative Investment acquired 1,183,000 shares of common stock of Affirmative Insurance Holdings, Inc. (“Affirmative Insurance”), through open market purchases. In August, Affirmative Investment acquired 50% of the membership interests of New Affirmative LLC (“NAL”), a newly formed Delaware limited liability company, for approximately $40.7 million in cash and the 1,183,000 shares of Affirmative Insurance. The remaining 50% of the membership interests of NAL were acquired by Delaware Street Capital Master Fund, LP or its affiliates (“DSC”) for approximately $37.5 million in cash and 1,459,699 shares of Affirmative Insurance common stock. In turn, NAL, pursuant to a Stock Purchase Agreement with Vesta Insurance Group, Inc. (“VIG”) and Vesta Fire Insurance Corporation, a subsidiary of VIG (together with VIG, “Vesta”), acquired from Vesta an aggregate of 5,218,228 shares of Affirmative Insurance common stock for a purchase price of $15.00 per share. Upon the closing of the transaction with Vesta and the transfer of the shares of Affirmative Insurance from Affirmative Investment and DSC, NAL’s ownership percentage in Affirmative Insurance was approximately 52.9%. Due to the issuance of new shares by Affirmative Insurance, NAL’s ownership percentage

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was reduced to approximately 52% at December 31, 2006. Affirmative Investment’s ownership in NAL is accounted for using the equity method of accounting. Affirmative Investment accounts for its investment in NAL three months in arrears.

In August 2006, Affirmative Investment purchased all of DSC’s membership interests in NAL for approximately $62.9 million. Upon consummation of the transaction, Affirmative Investment’s interest in NAL increased from 50% to 100%. The Company did not fund additional capital contributions to Affirmative Investment, effectively reducing its ownership percentage to 7%.

(f) Summarized Financial Information — In accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”, the Company prepared summarized financial information for B.H. Acquisition and Enstar as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006. Summarized financial information for Affirmative Investment is presented as of December 31, 2006 and 2005 and for the year ended December 31, 2006 and for the period from June 30, 2005 (date of formation) through December 31, 2005. Summarized financial information for Green Tree for 2004 is presented for the period from January 1 to July 15 (Green Tree was sold in July 2004). The summarized financial information presented below for B.H. Acquisition and Enstar is derived from their audited financial statements. The summarized financial information presented below for Affirmative Investment is derived from its 2006 and 2005 unaudited financial statements. The summarized financial information presented below for Green Tree is derived from its 2004 quarterly financial statements.

	December 31, 2006
	B.H.		Affirmative
	Acquisition	Enstar	Investment
	(Dollars in thousands)

Total assets	$104,601	$1,774,252	$128,104
Total liabilities	64,605	1,400,122	—
Minority interest	—	55,520	—
Total equity	39,996	318,610	128,104

	December 31, 2005
	B.H.		Affirmative
	Acquisition	Enstar	Investment
	(Dollars in thousands)

Total assets	$105,578	$1,199,963	$60,199
Total liabilities	66,733	898,513	—
Minority interest	—	40,544	—
Total equity	38,845	260,906	60,199

	Year Ended December 31, 2006
	B.H.		Affirmative
	Acquisition	Enstar	Investment
	(Dollars in thousands)

Revenue	—	$33,908	—
Operating income	$1,151	63,680	$5,417
Net income	1,151	82,346	5,417

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	B.H.		Affirmative
	Acquisition	Enstar	Investment
	(Dollars in thousands)

Revenue	—	$22,006	—
Operating income	$179	91,132	$2,246
Net income	179	80,710	856

	Year Ended December 31, 2004
	B.H.
	Acquisition	Enstar	Green Tree
	(Dollars in thousands)

Revenue	—	$23,703	$262,327
Operating income	$359	14,675	123,842
Net income	359	38,294	99,114

The Company’s consolidated accumulated deficit includes undistributed earnings of its partially owned equity affiliates of approximately $59.8 million and approximately $52.6 million at December 31, 2006 and 2005, respectively.

Note 5:	Other Investments

In December 2005, the Company invested approximately $3.5 million in New NIB Partners LP (“NIB Partners”), a newly formed Province of Alberta limited partnership, in exchange for an approximately .2% limited partnership interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holding N.V. (formerly, NIB Capital N.V.) and its affiliates (“NIBC”). NIBC is a merchant bank focusing on the mid-market segment in northwest Europe with a global distribution network. The Company’s investment in NIB Partners is accounted for at cost. During 2006, the Company received $517,000 in dividend income and a $56,000 return of capital from NIB Partners.

New NIB Partners and certain related entities are indirectly controlled by New NIB Limited, an Irish corporation. Mr. Flowers is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I LP also participated in the acquisition of NIBC.

From August through December 2006, the Company funded approximately $5.1 million of its original commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund formed by J.C. Flowers & Co. LLC. The Company’s investment in the J.C. Flowers Fund is accounted for at cost. (Note 6).

Note 6:	Commitments and Contingencies

In December 2004, the Company signed a one year lease beginning January 1, 2005 on an office building at 401 Madison Avenue, Montgomery, Alabama which serves as EGI’s corporate headquarters. The lease also provides renewal options for three periods of one year each. In December 2005, the Company signed a one year renewal option beginning January 1, 2006. Additionally, pursuant to an oral agreement, the Company leases space in a warehouse at 703 Howe Street, Montgomery, Alabama on a month-to-month basis. The Company leases the office building and warehouse space from unaffiliated third parties for $3,000 and $350 per month, respectively. The Company believes the rental amounts are competitive with market rates and that the cancellation or termination of either of these leases would not have a material adverse effect on the Company’s results of operations. In September 2005, the Company entered into an agreement with J.C. Flowers & Co. LLC continuing through October 2014 for the use of certain office space and administrative services from J.C. Flowers & Co. LLC for monthly payments of $4,146. Either party may, at its option with or without cause, terminate this agreement upon thirty (30) days prior written notice to the other party. J.C. Flowers & Co. LLC is managed by Mr. Flowers, who was a

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

member of the Company’s board of directors and the Company’s largest shareholder prior to the Merger. The Company does not own any real property. Including payments made to J.C. Flowers & Co. LLC, the Company incurred rent expense in the amount of $65,000, $77,000 and $80,000 for the three years ended December 31, 2006, 2005 and 2004, respectively.

In February 2006, the Company approved a commitment of up to $25.0 million in the J.C. Flowers Fund, a private investment fund formed by J.C. Flowers & Co. LLC. In June 2006, the commitment was accepted by the J.C. Flowers Fund. The Company’s commitments may be drawn down by the J.C. Flowers Fund over approximately the next five years. The Company intends to use cash on hand to fund its commitment. As of December 31, 2006, approximately $5.1 million of the commitment has been funded. No fees will be payable by the Company to the J.C. Flowers Fund, J.C. Flowers & Co. LLC, or Mr. Flowers in connection with the Company’s investment in the J.C. Flowers Fund. In addition to his current position with EGI, Mr. John J. Oros is also a managing director of J.C. Flowers & Co. LLC.

Note 7:	Income Taxes

The provision for income taxes consists of the following components:

	2006	2005	2004
	(Dollars in thousands)

Current tax expense (benefit)	$3,985	$6,134	$(586)
Deferred taxes	2,624	2,783	5,395

	$6,609	$8,917	$4,809

The reconciliation of income taxes computed at statutory rates to the actual tax provision is as follows:

	2006	2005	2004
	(Dollars in thousands)

Federal income taxes at statutory rate	$5,892	$9,507	$4,678
State income taxes, net of federal benefit	806	(86)	502
Minority interest	—	—	(1,011)
Change in valuation allowance	(802)	(189)	640
Other	713	(315)	—

	$6,609	$8,917	$4,809

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The following items comprise the Company’s deferred taxes at December 31, 2006 and 2005:

	2006	2005
	(Dollars in thousands)

Deferred income tax assets:
Alternative minimum tax credit carryforwards	$154	$631
Losses of partially owned equity affiliates	10,946	6,172
Other	2,147	1,262

Deferred tax assets	13,247	8,065
Valuation allowance	(4,822)	(5,624)

	8,425	2,441

Deferred income tax liabilities:
Undistributed earnings of partially owned equity affiliates	(23,591)	(12,712)
Other	(1,512)	(130)

	(25,103)	(12,842)

Net deferred tax liabilities	$16,678	$10,401

The Company provides U.S. taxes for the anticipated repatriation of certain earnings of foreign subsidiaries. Losses incurred by those foreign subsidiaries result in deferred tax assets. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income in the future in the appropriate jurisdictions. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance for operating losses of partially owned foreign subsidiaries for the years 2006 and 2005, respectively. During 2006 and 2005, the Company changed the valuation allowance by $(802,000) and $(189,000), respectively to approximately $4.8 million and $5.6 million, respectively. The decreases in the valuation allowance were due to changes in the expected utilization of operating losses of partially owned foreign subsidiaries.

The Company has established reserves for tax-related uncertainties based on its best estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are adjusted in light of changing facts and circumstances. At December 31, 2006, the accrual of $2.4 million for tax contingencies is reflected in accrued taxes on the balance sheet.

Note 8:	Shareholders’ Equity

(a) Share Purchase Rights Plan — In January 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan (the “Rights Plan”). The Rights Plan entitles shareholders to purchase one share of common stock for each outstanding share of common stock of the Company (a “Right”). The Rights Plan was amended so that the execution of the agreements related to the Merger would not constitute a triggering event. All Rights were cancelled upon the effectiveness of the Merger on January 31, 2007.

(b) Treasury Stock — In April 1998, the Company announced a stock repurchase program under which the Company could repurchase up to $5.0 million of its common stock in the open market at prices per share deemed favorable from time to time by the Company. The Company repurchased 54,525 shares of its common stock for approximately $815,000 as part of this plan. Through this plan and a similar plan completed in the first quarter of 1998, the Company has repurchased a total of 442,351 shares for approximately $5.8 million. In May 2006, the Company received 3,525 shares of its common stock in connection with the exercise of certain stock options. At

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 the Company had 445,876 shares of treasury stock with a total cost of approximately $6.1 million. All treasury stock was cancelled on January 31, 2007, the effective date of the Merger.

(c) Deferred Compensation of Partially Owned Equity Affiliates — The Company recorded its proportionate share of deferred compensation reported by Enstar, one of its partially owned equity affiliates. The deferred compensation arose from stock based compensation awards entered into during 2002 with certain senior employees of Enstar.

Note 9:	Stock Compensation

(a) Deferred Compensation and Stock Plan for Non-Employee Directors — In September 1997, the Company adopted a Deferred Compensation and Stock Plan for Non-Employee Directors. The purposes of this plan are to enable the Company to attract and retain qualified persons to serve as non-employee directors, to solidify the common interests of its non-employee directors and shareholders by enhancing the equity interest of non-employee directors in the Company, and to encourage the highest level of non-employee director performance by providing such non-employee directors with a proprietary interest in the Company’s performance and progress by permitting non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Approximately $959,000 and $853,000 in stock compensation were deferred under this plan as of December 31, 2006, and 2005, respectively. In May 2004 Jeffrey S. Halis resigned from the Company’s board of directors. Upon his resignation, Mr. Halis was issued 12,156 shares of the Company’s common stock in connection with this plan, representing approximately $225,000 in deferred compensation. Upon completion of the Merger, each stock unit was converted from a right to receive a share of EGI stock into a right to receive a share of Enstar stock. No additional amounts will be deferred under the plan.

(b) Long-Term Incentive Program — In January 1997, the Company adopted a long-term incentive program made up of three stock option/incentive plans. Under the program, the Company established the 1997 Amended CEO Stock Option Plan (the “CEO Plan”), the 1997 Amended Outside Directors’ Stock Option Plan (the “1997 Directors’ Plan”), and the 1997 Amended Omnibus Incentive Plan (the “Incentive Plan”). In May 2001, the Company adopted the 2001 Directors’ Plan and amended certain provisions of the Incentive Plan.

Under the CEO Plan, Nimrod T. Frazer, the Company’s Chief Executive Officer and Chairman, was granted options for 150,000 shares of common stock with an exercise price of $10.50 in 1997. The options granted under the CEO Plan vested in four equal installments of 37,500 options through January 1, 2000, and had an expiration date in January 2007. In May 2006, Mr. Frazer exercised options for 150,000 shares of the Company’s common stock at a total exercise price of approximately $1.6 million in connection with this plan.

Under the 1997 Directors’ Plan, each of the Company’s four non-employee directors was granted options for 25,000 shares of common stock in 1997. The options have an exercise price of $10.8125 and vested in five equal installments of 5,000 options through January 1, 2001. The options granted under the 1997 Directors’ Plan had an expiration date in January 2007. In May 2004, Mr. Halis exercised options for 25,000 shares of the Company’s common stock at a total exercise price of approximately $270,000 in connection with this plan. In May 2006, Messrs. Flowers, T. Wayne Davis, and T. Whit Armstrong exercised options for 25,000 shares each of the Company’s common stock. Upon exercise of the options, the Company received $541,000 and 3,525 shares of the Company’s common stock in payment of the options.

The Incentive Plan was established for the benefit of key employees and directors and provides generally for stock appreciation awards, incentive stock options and nonqualified stock options. In March 2000, John J. Oros, the Company’s President and Chief Operating Officer, was granted options for 100,000 shares of common stock with an exercise price of $12.75. These options vested in three installments: 50,000 on March 2, 2001 and 25,000 each on March 2, 2002 and 2003. These options expire in February 2010.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the consummation of the River Thames Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $18.00 per share. These options vested on various dates through July 2004 and will expire in June 2011. Since the market price per share of the Company’s common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004 and 2003 of $19,000 and $95,000, respectively.

In connection with the consummation of the Castlewood Transaction in November 2001, Messrs. Frazer and Oros were granted options under the Incentive Plan to purchase a total of 100,000 shares (50,000 per individual) at $19.25 per share. These options vested on various dates through July 2004 and will expire in September 2011. Since the market price per share of the Company’s common stock on the date of grant exceeded the exercise price, the Company recognized a charge to earnings in 2004 and 2003 of $14,000 and $71,000, respectively.

Under the 2001 Directors’ Plan, the Company’s then current outside (non-employee) directors were each granted options in June 2001 for 15,000 shares of common stock with an exercise price of $18.90 per share. Options granted to each of the three outside directors under the plan vested in three equal installments of 5,000 shares in each of January 2002, January 2003 and January 2004. The options granted under this plan must be exercised no later than January 2011. In May 2004, Mr. Halis exercised options for 15,000 shares of the Company’s common stock at a total exercise price of approximately $284,000 in connection with this plan.

In May 2003, the Company’s shareholders approved certain amendments to the Company’s Incentive Plan. The amendments increased the total number of shares of common stock available to be granted under the plan from 322,500 to 522,500, and increased the aggregate number of shares of common stock that may be granted to any individual participant from 200,000 to 300,000.

In August 2003, under the Incentive Plan, the Company granted 60,000 options to Mr. Frazer, 100,000 options to Mr. Oros, and 5,000 options to Gregory L. Curl, a member of the Company’s board of directors. The options granted to Messrs. Frazer and Oros vest in four equal annual installments starting January 1, 2005. The options granted to Mr. Curl vested on August 19, 2004. All options have an exercise price of $40.00, the closing market price on the date of grant, and expire in August 2013.

In April 2005, under the Incentive Plan, the Company granted 5,000 options to Paul J. Collins, a member of the Company’s board of directors. The options granted to Mr. Collins vested on April 4, 2006, have an exercise price of $57.81, the closing market price on the date of grant, and expire in April 2015.

Each outstanding option to purchase shares of EGI common stock has been assumed by Enstar and converted into an option to purchase Enstar ordinary shares.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions under the Company’s stock option/incentive plans as of and for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Under option, January 1	725,000	720,000	760,000
Granted	—	5,000	—
Exercised	(225,000)	—	(40,000)

Under option, December 31	500,000	725,000	720,000

Exercisable, December 31	420,000	600,000	560,000

Vested or expected to vest, December 31	500,000	725,000	720,000

Available to be granted, December 31	52,500	52,500	57,500

Weighted average exercise prices per share:
Under option, January 1	$20.47	$20.21	$19.88
Granted	—	57.81	—
Exercised	10.60	—	13.85
Under option, December 31	24.91	20.47	20.21
Exercisable, December 31	22.04	16.25	14.56
Vested or expected to vest, December 31	24.91	20.47	20.21

No options expired or were forfeited during 2006, 2005 or 2004.

The aggregate intrinsic value of shares under option at December 31, 2006 was as follows:

(In thousands)

Outstanding	$35,494
Exercisable	31,022
Vested or expected to vest	35,494

The aggregate intrinsic value, in thousands, of options exercised during 2006 and 2004 was $14,795 and $1,256, respectively.

Stock options outstanding and exercisable under these plans as of December 31, 2006 were:

Outstanding				Exercisable
Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining	Number of	Weighted Average
Prices	Options	Exercise Price	Contractual Life	Options	Exercise Price

$10 — 20	330,000	$16.87	4.1 years	330,000	$16.87
40 — 60	170,000	40.52	6.7 years	90,000	$40.99

No stock option expense was capitalized during the year ended December 31, 2006.

Information about the Company’s unrecognized stock-based compensation at December 31, 2006 is as follows:

Unrecognized compensation	$88,000
Weighted average period of expected recognition (in years)	.62

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10:	Income per Share

The table below illustrates the reconciliation between net income per common share — basic and net income per common share — assuming dilution for 2006, 2005 and 2004. Net income per common share — basic is computed by dividing net income by the weighted average shares outstanding. Net income per common share — assuming dilution is computed by dividing net income by the sum of the weighted average shares outstanding and common share equivalents. Common share equivalents consist of stock units deferred under the Deferred Compensation and Stock Plan for Non-Employee Directors and stock options granted under the Company’s stock option/incentive plans (Note 9).

	2006	2005	2004
	(Dollars in thousands, except per share data)

Income before extraordinary gain	$10,720	$19,045	$5,977
Extraordinary gain, net of income taxes	6,149	—	4,415

Net income	$16,869	$19,045	$10,392

Income per common share before extraordinary gain — basic	$1.90	$3.45	$1.09
Extraordinary gain, net of income taxes — basic	1.09	—	.80

Net income per common share — basic	$2.99	$3.45	$1.89

Income per common share before extraordinary gain — assuming dilution	$1.80	$3.25	$1.03
Extraordinary gain, net of income taxes — assuming dilution	1.03	—	.76

Net income per common share — assuming dilution	$2.83	$3.25	$1.79

Weighted average shares outstanding — basic	5,651,048	5,517,909	5,496,819
Common share equivalents	304,339	338,235	304,174

Weighted average shares outstanding — assuming dilution	5,955,387	5,856,144	5,800,993

There were no antidilutive common stock equivalents for the three years ended December 31, 2006.

Note 11:	Segment Information

The Company separately evaluates the performance of B.H. Acquisition and Enstar based on the different services provided by each of the entities, and such evaluation is based on 100% of the entities’ results of operations. Because the Company separately evaluates the financial results of each of its partially owned equity affiliates on a gross basis, the amounts presented herein represent the gross results of each entity. The amounts in excess of the Company’s ownership percentage are eliminated as part of the reconciliation from the gross amounts presented to the measure of profit or loss included in the consolidated financial statements. Prior to the sale of the Company’s interests in Green Tree in July 2004, the Company separately evaluated the performance of the JCF CFN Entities. The Company also reviews separate financial results for Affirmative Investment and EGI’s corporate activity.

B.H. Acquisition, through its wholly owned subsidiaries, Brittany and CEAI, is principally engaged in the active management of books of reinsurance business from international markets. Enstar acquires and manages insurance and reinsurance companies, including companies in run-off, and provides management, consulting and other services to the insurance and reinsurance industry. Affirmative Investment was formed to facilitate the participation of its members in the purchase, sale and ownership of membership interests of NAL and common stock of Affirmative Insurance. The JCF CFN Entities were formed to serve as a member of Green Tree which, in

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

turn, was formed to effect the acquisition of a portfolio of home equity and manufactured housing loan securities and associated servicing businesses from Conseco Finance.

The consolidated financial information for B.H. Acquisition and Enstar is reported for all years presented. Summarized financial information for Affirmative Investment is presented as of December 31, 2006 and 2005 and for the year ended December 31, 2006 and the period from June 30, 2005 (date of formation) to December 31, 2005. Summarized financial information for JCF CFN for 2004 is presented for the period from January 1 to July 15 (Green Tree was sold in July 2004). A reconciliation of the consolidated financial information by segment to the Company’s consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006 is as follows:

	December 31, 2006
		B.H.		Affirmative
	Corporate	Acquisition	Enstar	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$13,286	$93,397	$9,010	$115,693
Corporate assets	$96,549				96,549

Total	$96,549	$13,286	$93,397	$9,010	$212,242

	December 31, 2005
		B.H.		Affirmative
	Corporate	Acquisition	Enstar	Investment	Total
	(Dollars in thousands)

Total reportable segment assets:
Partially owned equity affiliates		$12,906	$85,908	$8,515	$107,329
Corporate assets	$77,891				77,891

Total	$77,891	$12,906	$85,908	$8,515	$185,220

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
		B.H.		Affirmative
	Corporate	Acquisition	Enstar	Investment	Total
	(Dollars in thousands)

Revenue			$33,908
Net investment income	$517	$4,402	48,001
Interest income	4,255
Net (increase) reduction in loss and loss adjustment expense liabilities		(786)	31,927
General and administrative expenses	(5,376)	(2,221)	(58,999)
Interest expense			(1,989)
Increase in run-off provision		(1,100)
Other income	536	758
Foreign exchange gain		98	10,832
Share of net income of partly-owned companies			518	$5,417

Income (loss) before income taxes	(68)	1,151	64,198	5,417
Income taxes	(10,426)		318
Minority interest			(13,208)

Income (loss) before extraordinary gain	(10,494)	1,151	51,308	5,417
Extraordinary gain			31,038

Net income (loss)	$(10,494)	$1,151	$82,346	$5,417

Company’s economic ownership %		33%	32.12%	9.93%

			26,445
Company’s portion of pre-tax extraordinary gain			(9,966)

Earnings of partially owned equity affiliates		$380	$16,479	$538	$17,397

The income tax amount of approximately $10.4 million included in the corporate segment includes approximately $3.8 million which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Enstar decreased from 32.63% to 32.03% during the second quarter of 2006. The Company’s economic ownership percentage in Enstar used in the above table represents a weighted average for the year. In addition, the Company’s economic ownership percentage in Affirmative Investment decreased from 14% to 7% during the third quarter of 2006. The Company’s economic ownership percentage in Affirmative Investment used in the above table represents a weighted average for the year. (Note 4).

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
		B.H.		Affirmative
	Corporate	Acquisition	Enstar	Investment	Total
	(Dollars in thousands)

Revenue			$22,006
Net investment income	$1,824	$2,406	29,504	$(1,390)
Interest income	2,333			1
Net (increase) reduction in loss and loss adjustment expense liabilities		(552)	96,007
General and administrative expenses	(3,110)	(2,275)	(51,783)
Amortization of run-off provision		667
Other income	402
Foreign exchange loss		(67)	(4,602)
Share of net income of partly-owned companies			192	2,245

Income before income taxes	1,449	179	91,324	856
Income taxes	(8,917)		(914)
Minority interest			(9,700)

Net income (loss)	$(7,468)	$179	$80,710	$856

Company’s economic ownership %		33%	32.63%	14%

Earnings of partially owned equity affiliates		$59	$26,334	$120	$26,513

The Company’s economic ownership percentage in Enstar decreased from 32.89% to 32.63% during the second quarter of 2005. The Company’s economic ownership percentage used in the above table represents a weighted average for the year (Note 4).

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
		B.H.
	Corporate	Acquisition	Enstar	JCF CFN	Total
	(Dollars in thousands)

Revenue			$23,703
Net investment income		$1,489	10,502
Interest income	$983
Net reduction in loss and loss adjustment expense liabilities		428	13,706
General and administrative expenses	(2,981)	(2,839)	(36,967)
Amortization of run-off provision		1,333
Gain on sale of Green Tree	6,911
Other income	498	90
Foreign exchange gain (loss)		(142)	3,731
Share of net income of partly-owned companies			6,881	$4,255

Income before income taxes	5,411	359	21,556	4,255
Income taxes	(7,550)		(1,924)
Minority interest	(2,973)		(3,097)

Income (loss) before extraordinary gain	(5,112)	359	16,535	4,255
Extraordinary gain			21,759

Net income (loss)	$(5,112)	$359	$38,294	$4,255

Company’s economic ownership %		33%	32.95%

			12,618
Company’s portion of earnings from JCF CFN			(1,487)
Company’s portion of pre-tax extraordinary gain			(7,156)

Earnings of partially owned equity affiliates		$118	$3,975	$4,255	$8,348

The income tax amount of approximately $7.6 million included in the corporate segment includes approximately $2.7 million which is netted against the Company’s proportionate share of an extraordinary gain in the Company’s consolidated statement of income. The Company’s economic ownership percentage in Enstar decreased from 33?% to 32.89% during the three months ended September 30, 2004. The Company’s economic ownership percentage used in the above table represents a weighted average for the year (Note 4).

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:	Unaudited Quarterly Financial Information

A summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 is as follows:

	Quarter
	First	Second	Third	Fourth
	(Dollars in thousands, except per share data)
	(Unaudited)

Year ended December 31, 2006:
Interest income	$782	$1,067	$1,237	$1,169
Other investment income	199			318
Earnings of partially owned equity affiliates	2,630	4,125	3,890	6,752
Other income	103	106	121	206
General and administrative expenses	(567)	(2,933)	(745)	(1,131)

Income before income taxes and extraordinary gain	3,147	2,365	4,503	7,314
Income taxes	(1,319)	(1,233)	(2,260)	(1,797)

Income before extraordinary gain	1,828	1,132	2,243	5,517
Extraordinary gain, net of income taxes	875			5,274

Net income	$2,703	$1,132	$2,243	$10,791

Income per common share before extraordinary gain — basic	$0.33	$0.20	$0.39	$0.98
Extraordinary gain, net of income taxes — basic	0.16			0.93

Net income per common share — basic	$0.49	$0.20	$0.39	$1.91

Income per common share before extraordinary gain — assuming dilution	$0.31	$0.19	$0.37	$0.93
Extraordinary gain, net of income taxes — assuming dilution	0.15			0.88

Net income per common share — assuming dilution	$0.46	$0.19	$0.37	$1.81

Year ended December 31, 2005:
Interest income	$482	$561	$608	$682
Other investment income		604	487	733
Earnings of partially owned equity affiliates	265	1,046	1,186	24,016
Other income	100	101	100	101
General and administrative expenses	(780)	(861)	(617)	(852)

Income before income taxes	67	1,451	1,764	24,680
Income taxes	(28)	(655)	(794)	(7,440)

Net income	$39	$796	$970	$17,240

Net income per common share — basic	$0.01	$0.14	$0.18	$3.12

Net income per common share — assuming dilution	$0.01	$0.14	$0.17	$2.93

In the first and fourth quarters of 2006, the Company recorded extraordinary gains of $875,000 and approximately $5.3 million, net of income taxes, respectively. These gains represents the Company’s proportionate share of the excess of the fair value of net assets acquired by Enstar over the cost to Enstar in the acquisition of Brampton in March 2006, Cavell in October 2006 and Unione in November 2006.

ENSTAR USA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recorded other investment income in the first and fourth quarters of 2006 and the second, third and fourth quarters of 2005. Other investment income was comprised of dividend income in 2006 and gains on sales of marketable securities and dividend income in 2005.

The substantial increase in earnings from partially owned equity affiliates in the fourth quarters of 2006 and 2005 were primarily attributable to a reduction in loss and loss adjustment expenses by Enstar. This was attributable to the reduction in estimates of ultimate losses that arose from commutations, policy buy-backs and settlement of losses in the year below carried reserves and the resulting reductions in actuarial estimates of losses incurred but not reported.

Note 13:	Merger

At the Company’s annual meeting of shareholders held on January 30, 2007, its shareholders voted to approve the merger agreement, dated as of May 23, 2006, among Enstar, CWMS and EGI, and the transactions contemplated thereby, including the merger of CWMS with and into EGI, with EGI becoming a wholly-owned subsidiary of Enstar.

Effective as of the close of trading on January 31, 2007, trading in EGI’s common stock ceased and certificates for shares of EGI common stock now represent the same number of ordinary shares of Enstar. Commencing February 1, 2007, the ordinary shares of Enstar were traded on the NASDAQ Global Select Market under the ticker symbol “ESGRD.” Beginning March 2, 2007, Enstar began trading under the ticker symbol “ESGR”.

In connection with the approval of the Merger by its shareholders, EGI paid a dividend on January 31, 2007, of $3.00 per share to each shareholder of record on January 16, 2007, totaling approximately $17.2 million.