Form 10-Q
period 2007-03-31
Enstar Group LTD
filed 2007-05-10
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
001-33289
Commission File Number
ENSTAR GROUP LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	N/A
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
P.O. Box HM 2267
Windsor Place, 3rd Floor
18 Queen Street
Hamilton HM JX
Bermuda
(Address of principal executive office including zip code)
(441) 292-3645
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐;      Accelerated filer ☑;      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2007, the registrant had outstanding 11,909,969 ordinary shares, par value $1.00 per share.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Short-term investments and fixed maturities, available for sale, at fair value (amortized cost: 2007 - $310,392; 2006 - $279,137)	$310,409	$279,137
Fixed maturities, held to maturity, at amortized cost (fair value: 2007 - $316,516; 2006 - $328,183)	320,019	332,750
Fixed maturities, trading securities, at fair value (amortized cost: 2007 - $307,623; 2006 - $93,581)	311,558	93,221
Other investments, at fair value	66,871	42,421

Total investments	1,008,857	747,529
Cash and cash equivalents	661,226	450,817
Restricted cash and cash equivalents	148,133	62,746
Accrued interest receivable	12,164	7,305
Accounts receivable	13,451	17,758
Reinsurance balances receivable	529,629	408,142
Investment in partly-owned company	—	17,998
Goodwill	21,222	21,222
Other assets	94,595	40,735

TOTAL ASSETS	$2,489,277	$1,774,252

LIABILITIES
Losses and loss adjustment expenses	$1,622,061	$1,214,419
Reinsurance balances payable	240,681	62,831
Accounts payable and accrued liabilities	26,937	29,191
Income taxes payable	631	1,542
Loans payable	71,745	62,148
Other liabilities	68,723	29,991

TOTAL LIABILITIES	2,030,778	1,400,122

MINORITY INTEREST	57,768	55,520

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2007: 156,000,000; 2006: 99,000,000) Ordinary shares (Issued 2007: 11,853,946; 2006: 18,885)	11,854	19
Non-voting convertible ordinary shares (Issued 2007: 2,972,892; 2006: Nil)	2,973	—
Treasury stock (non-voting convertible ordinary shares 2007: 2,972,892; 2006: Nil)	(421,559)	—
Additional paid-in capital	590,373	111,371
Accumulated other comprehensive income	5,205	4,565
Retained earnings	211,885	202,655

TOTAL SHAREHOLDERS’ EQUITY	400,731	318,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,489,277	$1,774,252

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
for the three-month periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2007	2006
		(As Restated- See Note 9)
INCOME
Consulting fees	$4,661	$6,349
Net investment income	19,938	9,660
Net realized investment gains	571	—

	25,170	16,009

EXPENSES
Net increase (reduction) in loss and loss adjustment expense liabilities	2,510	(2,457)
Salaries and benefits	12,802	7,949
General and administrative expenses	5,673	3,138
Interest expense	3,176	—
Net foreign exchange loss (gain)	54	(470)

	24,215	8,160

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANY	955	7,849
INCOME TAXES	(1,016)	214
MINORITY INTEREST	(2,248)	(212)
SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANY	—	112

NET (LOSS) EARNINGS BEFORE EXTRAORDINARY GAIN	(2,309)	7,963
EXTRAORDINARY GAIN —
NEGATIVE GOODWILL (2006: net of minority interest of $4,329)	15,683	4,347

NET EARNINGS	$13,374	$12,310

PER SHARE DATA:
Basic (loss) earnings per share before extraordinary gain — basic	$(0.21)	$0.81
Extraordinary gain per share — basic	1.41	0.45

Basic earnings per share	$1.20	$1.26

Diluted (loss) earnings per share before extraordinary gain — diluted	$(0.20)	$0.80
Extraordinary gain per share — diluted	1.37	0.44

Diluted earnings per share	$1.17	$1.24

Weighted average ordinary shares outstanding — basic	11,160,448	9,755,826
Weighted average ordinary shares outstanding — diluted	11,425,716	9,914,551
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
for the three-month periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2007	2006
NET EARNINGS	$13,374	$12,310

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising during the period	571	(120)
Reclassification adjustment for net realized gains included in net earnings	(571)	—
Currency translation adjustment	640	85

Other comprehensive income loss:	640	(35)

COMPREHENSIVE INCOME	$14,014	$12,275

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
for the three-month periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2007	2006
Share Capital — Ordinary Shares
Balance, beginning of period	$19	$22,661
Redemption of Class E shares	—	(42)
Conversion of shares	6,029	—
Issue of shares	5,775	—
Shares repurchased	(7)	—
Share awards granted	38	—

Balance, end of period	$11,854	$22,619

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$—
Conversion of shares	2,973	—

Balance, end of period	$2,973	$—

Treasury stock
Balance, beginning of period	$—	$—
Shares acquired, at cost	(421,559)	—

Balance, end of period	$(421,559)	$—

Additional Paid-in Capital
Balance, beginning of period	$111,371	$89,090
Reclassification of deferred compensation	—	(112)
Share awards granted	3,750	—
Shares repurchased	(16,755)	—
Issue of shares	490,269	—
Amortization of share awards	1,738	465

Balance, end of period	$590,373	$89,443

Deferred compensation
Balance, beginning of period	$—	$(112)
Reclassification of deferred compensation	—	112

Balance, end of period	$—	$—

Accumulated other comprehensive income
Balance, beginning of period	$4,565	$1,010
Other comprehensive income (loss)	640	(35)

Balance, end of period	$5,205	$975

Retained earnings
Balance, beginning of period	$202,655	$148,257
Adjustment to initially apply FIN 48	4,858	—

Adjusted balance, beginning of period	207,513	148,257
Conversion of shares	(9,002)	—
Net earnings	13,374	12,310

Balance, end of period	$211,885	$160,567

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three-month periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net earnings	$13,374	$12,310
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Minority interest	2,248	212
Negative goodwill (2006 : net of minority interest of $4,329)	(15,683)	(4,347)
Share of net earnings of partly-owned company	—	(112)
Reclassification of deferred compensation	—	28
Amortization of bond premiums or discounts	(99)	219
Share-based compensation expense	1,738	437
Net realized and unrealized investment gains	(576)	—
Share of net earnings from other investments	(1,459)	—
Other items	1,174	96

Changes in assets and liabilities:
Sales of trading securities	117,261	—
Reinsurance balances receivable	29,363	1,560
Other assets	(692)	2,558
Losses and loss adjustment expenses	(18,346)	(9,455)
Reinsurance balances payable	(18,040)	(1,935)
Account payable and accrued liabilities	(150)	694
Other liabilities	13,522	(3,215)

Net cash flows provided by (used in) operating activities	123,635	(950)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
for the three-month periods ended March 31, 2007 and 2006
(expressed in thousands of U.S. dollars)

	Three Months Ended March 31,
	2007	2006
INVESTING ACTIVITIES:
Acquisition, net of cash acquired	$22,899	$29,015
Purchase of available-for-sale securities	(33,231)	(45,938)
Sales and maturities of available-for-sale securities	113,084	38,460
Maturity of held-to-maturity securities	16,583	24,676
Movement in restricted cash and cash equivalents	(43,119)	2,058
Net distribution from other investments	1,038	—
Other investing activities	(127)	(160)

Net cash flows provided by investing activities	77,127	48,111

FINANCING ACTIVITIES:
Redemption of shares	—	(42)
Contribution to surplus of subsidiary by minority interest	—	22,918
Advance by minority shareholder of subsidiary	—	20,958
Receipt of loans	26,825	—
Repayment of loans	(462)	—
Repurchase of shares	(16,762)	—

Net cash flows provided by financing activities	9,601	43,834

Translation adjustment	46	(61)

NET INCREASE IN CASH AND CASH EQUIVALENTS	210,409	90,934

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	450,817	280,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$661,226	$371,146

Supplemental Cash Flow Information

Income taxes (paid) recovered	$(1,927)	$808
Interest (paid)	$(462)	$—

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
(unaudited)
1.	BASIS OF PREPARATION AND CONSOLIDATION

Our condensed consolidated balance sheet at March 31, 2007 and the condensed consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for the three months ended March 31, 2007 and 2006 have not been audited. These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

Adoption of New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Under FIN 48, the tax benefits of uncertain tax positions may only be recognized when the position is more-likely-than-not to be sustained upon audit by the relevant taxing authorities. The amount recognized represents the largest amount of tax benefit that is greater than fifty percent likely of being recognized. The adoption of FIN 48 increased retained earnings by $4,858 as of January 1, 2007.

Accounting Standards Not Yet Adopted

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
(unaudited)
1.	BASIS OF PREPARATION AND CONSOLIDATION (cont’d)

FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Although early adoption is permitted as of January 1, 2007, we have not yet adopted FAS 157 and are evaluating the potential impact of adoption on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, “Disclosures about Fair Value of Financial Instruments”. FAS 159 is effective for fiscal years beginning after November 15, 2007. Although early adoption is permitted as of January 1, 2007, we have not yet adopted FAS 159 and are evaluating the potential adoption impact on our financial condition, results of operations and cash flows.

2.	ACQUISITIONS

On January 31, 2007, the Company completed the merger (the “Merger”) of CWMS Subsidiary Corp., a Georgia corporation and its wholly-owned subsidiary (“CWMS”), with and into The Enstar Group, Inc. (“EGI”). As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a direct wholly-owned subsidiary of the Company.

On January 31, 2007, the Company also acquired the 55% of the shares of B.H. Acquisition Ltd. (“BH”) that it previously did not own. The Company acquired 22% of BH from an affiliate of Trident II, L.P. for total cash consideration of $10,164 and acquired EGI’s 33% interest in BH as part of the Merger. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Européenne d’Assurances Industrielles S.A., incorporated in Belgium. After completion of the acquisition and the Merger, the Company owns all outstanding shares in BH.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
2.	ACQUISITIONS (cont’d)

The acquisitions have been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

The purchase price and fair value of assets acquired for the EGI and BH acquisitions were as follows:

Purchase price	$506,189
Direct costs of acquisition	3,149

Total purchase price	$509,338

Net assets acquired at fair value	$514,986

Excess of net assets over purchase price	$(5,648)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

		Allocation of
	Net assets	Excess of net	Adjusted net
	acquired at	assets over	assets acquired
	fair value	purchase price	at fair value
Cash	$83,111	$—	$83,111
Other investments	18,139	(223)	17,916
Investment in Enstar Group Limited	426,797	(5,238)	421,559
Investment in BH	15,246	(187)	15,059
Accounts receivable	4,931		4,931
Reinsurance balances payable (net)	(509)		(509)
Losses and loss adjustment expenses	(11,901)		(11,901)
Accounts payable	(20,828)		(20,828)

Net assets acquired at fair value	$514,986	$(5,648)	$509,338

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
2.	ACQUISITIONS (cont’d)

On February 23, 2007, the Company completed the acquisition of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for total consideration of $57,504. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland.

The purchase price and fair value of assets acquired for Inter-Ocean was as follows:

Purchase price	$57,201
Direct costs of acquisition	303

Total purchase price	$57,504

Net assets acquired at fair value	$73,187

Excess of net assets over purchase price (negative goodwill)	$(15,683)

The negative goodwill of $15,683 relating to the acquisition of Inter-Ocean arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of Inter-Ocean at a discount to fair value.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$479,760
Accounts receivable and accrued interest	5,620
Reinsurance balances receivable	149,043
Losses and loss adjustment expenses	(415,551)
Insurance and reinsurance balances payable	(145,317)
Accounts payable	(368)

Net assets acquired at fair value	$73,187

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
2. ACQUISITIONS (cont’d)
The following unaudited proforma condensed combined income statement for the three months ended March 31, 2007 and 2006 combines the historical consolidated statements of income of the Company, EGI, BH and Inter-Ocean giving effect to the business combinations and related transactions as if they had occurred on January 1 of 2007 and 2006, respectively.

	Enstar							Enstar
	Group			Proforma			Proforma	Group Limited
Three Months Ended March 31, 2007:	Limited	BH	EGI	Adjustment	Sub-total	Inter-Ocean	Adjustment	Proforma
Total Income	$21,797	$1,252	$1,058	$(533)	$23,574	$6,555	$(188)	$29,941
Total Expenses	(25,128)	(774)	(6,913)	533	(32,282)	(5,435)	188	(37,529)

Net (loss) earnings before Extraordinary Gain	(3,331)	478	(5,855)	—	(8,708)	1,120	—	(7,588)
Extraordinary Gain	15,683	—	—	—	15,683	—	—	15,683

Net Earnings	$12,352	$478	$(5,855)	$—	$6,975	$1,120	$—	$8,095

Net (Loss) Earnings per Ordinary Share before extraordinary gains – Basic								$(0.68)
Extraordinary gain – Basic								1.41

Net Earnings per Ordinary Share – Basic								$0.73

Net (Loss) Earnings per Ordinary Share before extraordinary gains – Diluted								$(0.66)
Extraordinary gain – Diluted								1.37

Net Earnings per Ordinary Share – Diluted								$0.71

Weighted Average Shares – Basic								11,160,448
Weighted Average Shares – Diluted								11,425,716

	Enstar							Enstar
	Group			Proforma			Proforma	Group Limited
Three Months Ended March 31, 2006:	Limited	BH	EGI	Adjustment	Sub-total	Inter-Ocean	Adjustment	Proforma
Total Income	$16,009	$543	$1,084	$(507)	$17,129	$7,261	$(188)	$24,202
Total Expenses	(8,046)	(295)	744	(2,285)	(9,882)	(7,682)	188	(17,376)

Net earnings (loss) before Extraordinary Gain	7,963	248	1,828	(2,792)	7,247	(421)	—	6,826
Extraordinary Gain	4,347	—	875	(875)	4,347	—	—	4,347

Net Earnings (Loss)	$12,310	$248	$2,703	$(3,667)	$11,594	$(421)	$—	$11,173

Net Earnings per Ordinary Share before extraordinary gains – Basic								$0.70
Extraordinary gain – Basic								0.45

Net Earnings per Ordinary Share – Basic								$1.15

Net Earnings per Ordinary Share before extraordinary gains – Diluted								$0.69
Extraordinary gain – Diluted								$0.44

Net Earnings per Ordinary Share – Diluted								$1.13

Weighted Average Shares — Basic								9,755,826
Weighted Average Shares — Diluted								9,914,541

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
3.	LOANS PAYABLE

On February 22, 2007, a wholly-owned subsidiary of the Company, Oceania Holdings Ltd. (“Oceania Holdings”), entered into a term facility agreement for $26,825 with a London-based bank (the “Oceania Facility”). On February 23, 2007, Oceania Holdings drew down $26,825 from the Oceania Facility, to partially fund the acquisition of Inter-Ocean. The interest rate on the Oceania Facility is LIBOR plus 2%. The Oceania Facility is repayable within four years and is secured by a first charge over Oceania Holdings’ shares in Inter-Ocean. The Oceania Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2007 all of the financial covenants relating to the Oceania Facility were met.

4.	EMPLOYEE BENEFITS

Our share-based compensation plans provide for the grant of various awards to our employees and to members of the Board of Directors. These are described, with the exception of the Options and Deferred Compensation Stock Plan for Non-employee Directors, in Note 12 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The information below includes both the employee and director components of our share-based compensation.
a) Employee share plans

March 31, 2007
Nonvested — beginning of period	92,293
Granted	38,357
Vested	(38,357)
Forfeited	—

Nonvested — end of period	92,293

          i) 2004 -2005 employee share plan
     Compensation costs of $1,738, and $437 relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three months ended March 31, 2007 and 2006, respectively.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
4.	EMPLOYEE BENEFITS (cont’d)
The determination of the share-award expenses for 2007 was based on the fair-market value per common share of EGI as of the grant date and is recognized over the vesting period. The determination of the share-award expenses for the quarter ended March 31, 2006 was based on the Company’s book value per share at March 31, 2006.
As of March 31, 2007, total unrecognized compensation costs related to the non-vested share awards amounted to $1,255. These costs are expected to be recognized over a weighted average period of 1.21 years.
ii) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan
For the three months ended March 31, 2007, 38,387 shares were awarded to a director, officers and employees under the 2006 Equity Incentive Plan. The total value of the award was $3,788 of which $500 was charged as an expense for the three months ended March 31, 2007 and $3,288 was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
4.    EMPLOYEE BENEFITS (cont’d)
The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three months ended March 31, 2007 was $2,427. Accrued expense for the previous annual incentive plan cancelled in the quarter ended June 30, 2006, for the three months ended March 31, 2006 was $2,172.
(b) Options
Prior to the Merger, the Company had no options outstanding to purchase any of its share capital. In accordance with the Merger Agreement, on January 31, 2007, fully vested options were granted by the Company to replace options previously issued by EGI with the same fair value as the EGI options.

2007
Weighted
Average
	Number of	Exercise
	Shares	Price
Outstanding — beginning of period	—	$-
Granted	490,371	25.40
Exercised	—	—
Forfeited	—	—
Outstanding — end of period	490,371	$25.40

     Stock options outstanding and exercisable as of March 31, 2007 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life
$ 10 — 20	323,645	$17.20	3.9 years
40 — 60	166,726	41.32	6.4 years
(c)  Deferred Compensation and Stock Plan for Non-Employee Directors
EGI, prior to the Merger, had in place a Deferred Compensation and Stock Plan for Non-Employee Directors which permitted non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Upon completion of the Merger, each stock unit was converted from a right to receive a share of EGI stock into a right to receive a share of Enstar Group Limited stock. No additional amounts will be deferred under the plan.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
5.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three-month periods ended March 31, 2007 and 2006.

	2007	2006
Basic earnings per share
Net earnings	$13,374	$12,310
Weighted average shares outstanding — basic	11,160,448	9,755,826

Basic earnings per share	$1.20	$1.26

Diluted earnings per share
Net earnings	$13,374	$12,310
Weighted average shares outstanding — basic	11,160,448	9,755,826
Share equivalents:
Unvested shares	92,293	158,725
Options	172,975	—

Weighted average shares outstanding — diluted	11,425,716	9,914,551

Diluted earnings per share	$1.17	$1.24

The weighted average ordinary shares outstanding shown for the three months ended March 31, 2007 and March 31, 2006 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007 and January 1, 2006. For the three months ended March 31, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
6.	COMMITMENTS

On April 15, 2007, the Company entered into a Third Party Equity Commitment Letter (the “Commitment Letter”) with J.C. Flowers II L.P. (the “Flowers Fund”). The Commitment Letter provides for the Company to contribute up to an aggregate of $200 million to one or more co-investment vehicles (the “Co-Investment Vehicles”) that will be created to participate alongside the Flowers Fund and certain other investors in the proposed acquisition of SLM Corporation, commonly known as Sallie Mae. The Company’s investment is conditioned upon the conditions to the closing of the proposed acquisition of Sallie Mae being satisfied or waived by the Flowers Fund. Pursuant to the terms of the Commitment Letter, in the event that the transaction is consummated, a Flowers Fund designee would be named general partner and managing member of each Co-Investment Vehicle.

Although the Company has committed to invest up to $200 million, the Flowers Fund will seek to obtain additional investors to fund some or all of the Company’s commitment. In the event the Flowers Fund successfully obtains investments from other investors, the amount payable by the Company with respect to its $200 million commitment will be reduced.

The Commitment Letter and the Company’s obligations thereunder will terminate immediately upon termination of the agreement to acquire Sallie Mae.

The Company has previously committed to invest an aggregate of $100 million in the Flowers Fund. The commitment to invest in the Co-Investment Vehicles pursuant to the Commitment Letter is in addition to that prior $100 million commitment.

J.C. Flowers II L.P. is a private investment fund for which JCF Associates II L.P. is the general partner and J.C. Flowers & Co. LLC is the investment advisor. JCF Associates II L.P. and J.C. Flowers & Co. LLC are controlled by J. Christopher Flowers, a director and one of the largest shareholders of the Company. In addition, John J. Oros, a director and Executive Chairman of the Company, is a Managing Director of J.C. Flowers & Co. LLC.
7.	TAXATION

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4,858 increase to the January 1, 2007 balance of retained earnings.

At January 1, 2007, the total amount of liability for unrecognized tax benefits related to income taxes from all jurisdictions was approximately $4,858. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $Nil.

The Company recognizes accruals for interest and penalties, if any, related to unrecognized tax benefits in Income tax expense. As of January 1, 2007, the Company has recorded $705 in liabilities for tax related interest in its consolidated balance sheet.

As a result of the Company’s merger with EGI on January 31, 2007, the Company assumed approximately $15,208 of liabilities for unrecognized tax benefits related to various U.S., state and local income tax matters, and $2,491 of accrued interest related to uncertain tax positions as a result of EGI’s adoption of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $6,152.

Within specific countries, the subsidiaries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries which operate in the U.S. and U.K. are no longer subject to audits for years before 2002 and 2005, respectively.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions could significantly decrease by up to approximately $2,921 within the next 12 months if the statute of limitations expires on certain tax periods.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
8.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: consulting and reinsurance. Consulting fees for the reinsurance segment are intercompany fees paid to the consulting segment. Salary and benefits for the reinsurance segment relate to the discretionary bonus expense on the net earnings before taxes of the reinsurance segment.

	Consulting	Reinsurance	Total
2007
Consulting fees	$10,859	$(6,198)	$4,661
Net investment income	693	19,245	19,938
Net realized gains	—	571	571

	11,552	13,618	25,170

Net increase in loss and loss adjustment expense liabilities	—	2,510	2,510
Salaries and benefits	9,938	2,864	12,802
General and administrative expenses	3,368	2,305	5,673
Interest expense	—	3,176	3,176
Net foreign exchange loss	47	7	54

	13,353	10,862	24,215

(Loss) Earnings before income taxes, and minority interest	(1,801)	2,756	955
Income taxes	(908)	(108)	(1,016)
Minority interest	—	(2,248)	(2,248)

Net (loss) earnings before extraordinary gain	(2,709)	400	(2,309)
Extraordinary gain	—	15,683	15,683

Net (loss) earnings	$(2,709)	$16,083	$13,374

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
8.	SEGMENT INFORMATION (cont’d)

	Consulting	Reinsurance	Total
2006
Consulting fees	$9,935	$(3,586)	$6,349
Net investment income	241	9,419	9,660

	10,176	5,833	16,009

Net reduction in loss and loss adjustment expense liabilities	—	(2,457)	(2,457)
Salaries and benefits	6,098	1,851	7,949
General and administrative expenses	2,461	677	3,138
Net foreign exchange gain	(26)	(444)	(470)

	8,533	(373)	8,160

Earnings before income taxes, minority interest and share of net earnings of partly-owned company	1,643	6,206	7,849
Income taxes	177	37	214
Minority interest	—	(212)	(212)
Share of net earnings of partly owned company	—	112	112

Net earnings before extraordinary gain	1,820	6,143	7,963
Extraordinary gain	—	4,347	4,347

	$1,820	$10,490	$12,310

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars)
9.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s March 31, 2006 unaudited condensed consolidated financial statements, the Company’s management determined that the presentation of net foreign exchange (gain) loss and net reduction in loss and loss adjustment expense liabilities should have been part of expenses, rather than part of income as previously reported. As a result, the accompanying unaudited condensed consolidated statements of earnings and certain disclosures for the three-month period ended March 31, 2006 have been restated to reflect the reclassifications between income and expense. The table below summarizes the effects of the restatement.

	Three Months Ended March 31, 2006
	As previously	As
	reported	restated

Total income	$18,936	$16,009
Total expenses	$11,087	$8,160
The reclassification had no impact on net earnings or any related per share amounts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Enstar Group Limited (formerly known as Castlewood Holdings Limited)
We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and of cash flows for the three month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2006 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended; and in our report dated March 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
As discussed in Note 9, the accompanying 2006 condensed consolidated statement of earnings has been restated.
/s/ Deloitte & Touche
Hamilton, Bermuda
May 10, 2007

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is a discussion and analysis of our results of operations for the three months ended March 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Management’s Discussion and Analysis has been revised for the effects of the restatement discussed in Note 9 of the Unaudited Condensed Consolidated Financial Statements on page 19 of this quarterly report.
Business Overview
     Enstar Group Limited (formerly Castlewood Holdings Limited) was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we, through our subsidiaries, have completed several acquisitions of insurance and reinsurance companies and are now administering those businesses in run-off. We derive our net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we have formed other businesses that provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.
Recent Transactions
     On January 31, 2007, we completed the merger, or the Merger, of our wholly-owned subsidiary, CWMS Subsidiary Corp., with and into The Enstar Group, Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now our direct wholly-owned subsidiary.
     On February 23, 2007, we and Oceania Holdings Ltd., our wholly-owned subsidiary, completed the previously announced acquisition of Inter-Ocean Holdings Ltd., or Inter-Ocean. We acquired Inter-Ocean by purchasing all of the outstanding capital stock of Inter-Ocean from its stockholders for a total purchase price of approximately $57 million, which was funded with available cash on hand and the proceeds of approximately $26.8 million in new bank debt. Inter-Ocean owns two reinsurers, one based in Bermuda and one based in Ireland. Both companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed. In April 2005, the board of directors of Inter-Ocean decided to cease underwriting. We provided management services to Inter-Ocean for approximately 13 months prior to the completion of the acquisition.

Results of Operations
     The following table sets forth Enstar’s selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(in thousands of U.S. dollars)
INCOME
Consulting fee income	$4,661	$6,349
Net investment income	19,938	9,660
Net realized gains	571	—

TOTAL INCOME	$25,170	$16,009

EXPENSES
Net increase (reduction) in loss and loss adjustment expense liabilities	$2,510	$(2,457)
Salaries and benefits	12,802	7,949
General and administrative expenses	5,673	3,138
Interest expense	3,176	0
Foreign exchange (gain) loss	54	(470)

TOTAL EXPENSES	$24,215	$8,160

Earnings before income taxes, minority interest and share of net earnings of partly owned company	$955	$7,849
Share of net earnings of partly owned company	—	112
Income tax expense	(1,016)	214
Minority interest	(2,248)	(212)

Net (loss) earnings before extraordinary gain	(2,309)	7,963

Extraordinary gain – Negative goodwill (2006: net of minority interest of $4,329)	15,683	4,347

NET EARNINGS	$13,374	$12,310

Comparison of the Three Months Ended March 31, 2007 and 2006
     We reported consolidated net earnings of approximately $13.4 million for the quarter ended March 31, 2007 compared to approximately $12.3 million for the same period in 2006. Included as part of net earnings for 2007 and 2006 are extraordinary gains relating to negative goodwill of $15.7 million and $4.3 million (net of minority interest of $4.3 million), respectively. For the quarter ended March 31, 2007, we reported a loss before extraordinary gains of approximately $2.3 million compared to net earnings before extraordinary gains of approximately $8.0 million for the same period in 2006. The decrease of approximately $10.3 million was primarily a result of an increase in loss and loss adjustment expenses of approximately $2.5 million, primarily relating to our decision to commute one of the group’s largest reinsurance receivables, additional share-based compensation expense of $1.2 million, a special bonus of $2.0 million paid to two directors in recognition of their contribution to the Merger, and a further increase in salary and general administrative costs of approximately $4.1 million resulting from our expansion an additional costs of being a public company. Increased investment income was offset by lower net reduction in loss and loss adjustment expense liabilities (excluding the impact of the commutation referred to above), lower consulting fee income, reduced foreign exchange gains, increased income taxes and interest expense.

Consulting Fees:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$10,859	$9,935	$924
Reinsurance	(6,198)	(3,586)	$(2,612)

Total	$4,661	$6,349	$(1,688)

     We earned consulting fees of approximately $4.7 million and $6.4 million for the three months ended March 31, 2007 and 2006, respectively. The reduction in consulting fees primarily relates to external fees generated from Brampton Insurance Company, or Brampton, prior to its acquisition on March 30, 2006 (which are now paid by the reinsurance segment to the consulting segment) together with the expiry of one external consulting fee engagement.
     Internal management fees of $6.2 million and $3.6 million were paid in the quarters ended March 31, 2007 and 2006, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid to the consulting segment by reinsurance companies that were acquired in 2006 was $2.2 million.
Net Investment Income and Net Realized Gains/(Losses):

	Three Months Ended March 31,
	Net Investment Income			Net Realized Gains/(Losses)
	2007	2006	Variance	2007	2006	Variance
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Consulting	$693	$241	$452	$—	$—	$—
Reinsurance	19,245	9,419	9,826	571	—	571

Total	$19,938	$9,660	$10,278	$571	$—	$571

     Net investment income for the three months ended March 31, 2007 increased by $10.3 million to $19.9 million, as compared to $9.7 million for the same period in 2006. The increase was primarily attributable to the increase in average balances from $862.6 million to $1,502.3 million for the three months ended March 31, 2006 and 2007, respectively, and additional investment income earned from private equity fund investments. The increase in average cash and investment balances was due to the acquisitions of Brampton on March 30, 2006, Cavell Holdings Limited, or Cavell, on October 4, 2006, Unione Italiana (UK) Reinsurance Company on November 20, 2006, B.H. Acquisition Ltd., or B.H. Acquisition, on January 31, 2007 and Inter-Ocean on February 23, 2007.
     The average return on the cash and fixed maturities investments for the three months ended March 31, 2007 was 5.31%, as compared to the average return of 4.48% for the three months ended March 31, 2006. The increase in yield was primarily the result of increasing U.S. interest rates — the U.S. Federal Funds Rate has increased from 4.25% on January 1, 2006 to 5.25% on March 31, 2007. In respect of our fixed income investments at March 31, 2007, 87.2% had a Standard & Poor’s credit rating of AAA.
     Net realized gains for the three months ended March 31, 2007 and 2006 were $0.6 million and $Nil, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.
Net Increase/(Reduction) in Loss and Loss Adjustment Expense Liabilities:
     The net increase in loss and loss adjustment expense liabilities for the three months ended March 31, 2007 was $2.5 million and was attributable to an increase in estimates of ultimate losses of $2.2 million, the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $5.6 million, compared to $1.4 million for the same period in 2006, partially offset by the reduction in estimates of loss adjustment expense liabilities of $5.3 million, to reflect 2007 run-off activity, compared to $3.9 million for the same period in 2006. The increase in estimates of ultimate losses of $2.2 million resulted from the commutation of one of the company’s largest reinsurance receivables. The company believes that future investment income resulting from this commutation will ultimately exceed the loss of $2.2 million.
     The following table shows the components of the movement in the net increase (reduction) in loss and loss adjustment expense liabilities for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(in thousands of U.S. dollars)
Net Losses Paid	$(523)	$4,212
Net Change in Case and LAE Reserves	8,167	(7,892)
Net Change in IBNR	(5,134)	1,223

Net Reduction in Loss and Loss Adjustment Expenses	$2,510	$(2,457)

     The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2007 and March 31, 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2007	2006
	(in thousands of U.S. dollars)
Net Reserves for Losses and Loss Adjustment Expenses, January 1	$872,259	$593,160
Incurred related to prior years	2,510	(2,457)
Paids related to prior years	523	(4,212)
Effect of exchange rate movement	1,361	(3,132)
Acquired on acquisition of subsidiaries	428,921	208,248

Net Reserves for Losses and Loss Adjustment Expenses, March 31	$1,305,574	$791,607

Salaries and Benefits:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$9,938	$6,098	$(3,840)
Reinsurance	2,864	1,851	(1,013)

Total	$12,802	$7,949	$(4,853)

     Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $12.8 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in the salaries and benefits for the consulting segment was due primarily to three factors. First, the payment of a special bonus to Mr. John J. Oros and Mr. Nimrod T. Frazer, totaling $2 million, in recognition of their contributions to the successful completion of the Merger. Second, the agreement related to the Merger provided for the modification of the employee share plan from a book value plan to a fair value plan. As a result of the modification to a fair value plan, the share based compensation expense for the three months ended March 31, 2007 was $1.7 million as compared to $0.5 million for the three months ended March 31, 2006 (which was the expense on a book value basis). As 58% of the unvested stock at March 31, 2007 vested on April 7, 2007, this charge is expected to reduce to approximately $0.2 million per quarter for the balance of 2007. Third, the growth in staff numbers from 174, as of March 31, 2006, to 200, as of March 31, 2007, following our expansion during 2006 and 2007.
     We expect that staff costs will continue to increase moderately during 2007 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.
General and Administrative Expenses:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$3,368	$2,461	$(907)
Reinsurance	2,305	677	(1,628)

Total	$5,673	$3,138	$(2,535)

     General and administrative expenses attributable to the consulting segment increased by $0.9 million during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due primarily to increased professional fees relating to legal and accounting costs associated with our reporting obligations as a public company.
     General and administrative expenses attributable to the reinsurance segment increased by $1.6 million during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006. The increased costs for the current period related primarily to additional general and administrative expenses of $0.4 million incurred in relation to companies that we acquired subsequent to March 31, 2006 together with an increase of $0.9 million in professional fees and computer expenses.
Interest Expense:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$—	$—	$—
Reinsurance	3,176	0	(3,176)

Total	$3,176	$0	$(3,176)

     Interest expense of $3.2 million was recorded for the three months ended March 31, 2007. This amount relates to the following: 1) $1.0 million of interest on the funds that were borrowed from a London-based bank to assist with the financing of the 2006 acquisitions of Brampton and Cavell and the 2007 acquisition of Inter-Ocean; and 2) Interest expense of approximately $2.2 million in respect of interest credited to retrocessionaires of Inter-Ocean for the period from February 23, 2007 to March 31, 2007. Under the terms of certain of Inter-Ocean’s reinsurance contracts an investment return is credited to the benefit of retrocessionaires on loss and loss adjustment expense liabilities and insurance balances payable.
Share of Income of Partly-Owned Company:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$—	$—	$—
Reinsurance	—	112	(112)

Total	$—	$112	$(112)

     Our share of equity in earnings of partly-owned company for the three months ended March 31, 2007 and 2006, were $Nil million and $0.1 million, respectively. The share of earnings of $0.1 million for the three months ended March 31, 2006 represents our proportionate share of equity in the earnings of B.H. Acquisition. On January 31, 2007, the date of completion of the Merger, B.H. Acquisition became a wholly-owned subsidiary, as a result, we now consolidate the results of B.H. Acquisition rather than report our proportionate share of B.H. Acquisition’s income.
Income Tax (Expense) Recovery:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$(908)	$177	$(1,085)
Reinsurance	(108)	37	(145)

Total	$(1,016)	$214	$(1,230)

     Income tax (expense) recovery of $(1.0) million and $0.2 million were recorded for the three months ended March 31, 2007 and 2006, respectively. The variance between the two periods arose because, in 2006, we applied available loss carryforwards from our U.K. insurance companies to relieve profits in our UK consulting companies.
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. During the three months ended March 31, 2007, we reviewed our uncertain tax positions and recorded a reduction in our deferred tax liability of $4.9 million. The cumulative effect of $4.9 million has, in accordance with FIN 48, been reported as an adjustment to the opening balance of retained earnings for 2007.
Minority Interest:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$—	$—	$—
Reinsurance	(2,248)	(212)	(2,036)

Total	$(2,248)	$(212)	$(2,036)

     We recorded a minority interest in earnings of $2.2 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot Holdings Limited and Brampton. The increase was due primarily to the fact that Brampton was acquired on March 30, 2006 and therefore no minority interest in earnings of Brampton was recorded in the three months ended March 31, 2006.
Negative Goodwill:

	Three Months Ended March 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)
Consulting	$—	$—	$—
Reinsurance	15,683	4,347	11,336

Total	$15,683	$4,347	$11,336

     Negative goodwill of $15.7 million and $4.3 million (net of minority interest of $4.3 million) was recorded for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2007. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value. The negative goodwill of $4.3 million (net of minority interest of $4.3 million) for the three months ended March 31, 2006 related to the acquisition of Brampton and arose primarily as a result of the income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004, and the date the acquisition closed, March 30, 2006.

Liquidity and Capital Resources
     As we are a holding company and have no substantial operations of our own, our assets consist primarily of our investments in subsidiaries. The potential sources of the cash flows to the holding company consist of dividends, advances and loans from our subsidiary companies.
     Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, The United Kingdom and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.
     As of March 31, 2007, the insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital with the exception of one subsidiary where retained earnings of $22.0 million requires regulatory approval prior to distribution.
     Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.
     Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemption of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions, additional investments and, in the past, for dividend payments to shareholders. We expect that our reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect that our consulting segment operating cash flows will generally be breakeven. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate its business. We currently do not intend to pay cash dividends on our ordinary shares.
     Our total assets were $2,489 million at March 31, 2007, including $1,008.9 million in investments, $661.2 million in cash and cash equivalents, and $529.6 million in reinsurance balances receivable as compared to total assets of $1,774 million at December 31, 2006. The increase in total assets was due primarily to the completion of the merger with EGI on January 31, 2007 and the completion of the acquisition of Inter-Ocean on February 23, 2007. Shareholders’ equity was $400.7 million at March 31, 2007, up from $318.6 million at December 31, 2006. The increase in shareholders’ equity was primarily a result of additional net assets of approximately $58.4 million acquired in connection with the merger with EGI on January 31, 2007, net earnings of $13.4 million for the quarter ended March 31, 2007, an increase in other paid-in capital arising from employee share awards of $5.5 million recorded in the quarter ended March 31, 2007 and an increase in net retained earnings of $4.8 million following the adoption of FIN 48 (Accounting for Uncertainty in Income Taxes — an Interpretation of FASB 109).
Source of Funds
Operating
     Net cash provided by (used in) operating activities for the three months ended March 31, 2007 was $123.6 million compared to $(1.0) million for the three months ended March 31, 2006. This increase in cash flows is attributable to higher investment income and the sales of trading security investments held by us, offset by higher general and administrative and interest expenses and lower consulting fee income for the three months ended March 31, 2007 as compared to the same period in 2006.
Investing
     Investing cash flows consist primarily of cash acquired and used for acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by investing activities was $77.1 million during the three months ended March 31, 2007 compared to $48.1 million during the three months ended March 31, 2006. The increase in the cash flows was due to the sale and maturity of investments held by us, offset by less cash acquired on purchase of subsidiaries during the three months ended March 31, 2007 as compared to the same period of 2006.
Financing
     Net cash provided by financing activities was $9.6 million during the three months ended March 31, 2007 compared to $43.8 million during the three months ended March 31, 2006. Cash provided by financing activities was primarily attributable to the combination of the receipt of a bank loan, offset by our repurchase of 7,180 of our ordinary shares pursuant to a contractual obligation. In 2006, cash flow provided by financing activities represented capital contributions by the minority interest shareholder relating to the purchase of Brampton.

Commitments and Contingencies
     On April 15, 2007, we entered into a Third Party Equity Commitment Letter, or the Commitment Letter, with J.C. Flowers II L.P., or the Flowers Fund. The Commitment Letter provides for us to contribute up to an aggregate of $200 million to one or more co-investment vehicles, or the “Co-Investment Vehicles,” that will be created to participate alongside the Flowers Fund and certain other investors in the proposed acquisition of SLM Corporation, commonly known as Sallie Mae. Our investment is conditioned upon the conditions to the closing of the proposed acquisition of Sallie Mae being satisfied or waived by the Flowers Fund. Pursuant to the terms of the Commitment Letter, in the event that the transaction is consummated, a Flowers Fund designee would be named general partner and managing member of each Co-Investment Vehicle.
     Although we have committed to invest up to $200 million, the Flowers Fund will seek to obtain additional investors to fund some or all of our commitment. In the event the Flowers Fund successfully obtains investments from other investors, the amount payable by us with respect to our $200 million commitment will be reduced.
     The Commitment Letter and our obligations thereunder will terminate immediately upon termination of the agreement to acquire Sallie Mae.
Critical Accounting Estimates
     Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.
Off-Balance Sheet and Special Purpose Entity Arrangements
     At March 31, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
Cautionary Note Regarding Forward-Looking Statements
     This quarterly report and the documents incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in and incorporated by reference in this annual report.
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
     The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 16, 2007, as well as in the materials filed and to be filed with the SEC. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in the Company’s market risk exposures since December 31, 2006. Please refer to Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007, for our quantitative and qualitative disclosures about market risk.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
     Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition. Nevertheless, we cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental claims. There can be no assurance that any such future litigation will not have a material adverse effect on our business, financial condition or results of operations.
Item 1A. RISK FACTORS
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 16, 2007. The risk factors identified therein have not materially changed.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On January 31, 2007, we completed a recapitalization in which we issued an aggregate of 6,139,425 of our ordinary shares and 2,972,892 of our non-voting convertible ordinary shares to our then-existing shareholders in exchange for their existing shares. Pursuant to the recapitalization, we exchanged all of our outstanding Class A Shares, Class B Shares, Class C Shares and Class D Shares and issued (i) 2,972,892 of our non-voting convertible ordinary shares to holders of our Class A Shares in exchange for 6,000 Class A Shares then-outstanding, (ii) 2,082,236 ordinary shares to holders of our Class B Shares in exchange for the 4,202 Class B Shares then-outstanding, (iii) 3,636,612 ordinary shares to holders of our Class C Shares in exchange for the 6,000 Class C Shares then-outstanding, and (iv) 420,577 ordinary shares to holders of our Class D Shares in exchange for the 937.827 Class D Shares then-outstanding. We received no proceeds in connection with the issuance of our ordinary shares in the recapitalization. The ordinary shares and non-voting convertible ordinary shares issued in connection with the recapitalization are exempt securities pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, as securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid for soliciting such exchange.
Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Repurchased	Per Share	Programs	Plans or Programs
January 1, 2007 through January 31, 2007	—	—	—	—
February 1, 2007 through February 28, 2007	7,180 (1)	$101.10	0	0
March 1, 2007 through March 31, 2007	—	—	—	—

(1)	Pursuant to an agreement that we entered into on May 23, 2006, in connection with the Merger, each of T. Whit Armstrong and T. Wayne Davis, both directors of the Company, had the right to require us to repurchase from him up to a maximum of 25,000 of our ordinary shares at a purchase price per share equal to the average of the high and low trading price of our ordinary shares on the Nasdaq Global Select Market on the purchase date. On February 8, 2007, Mr. Armstrong partially exercised this right. Mr. Davis' right terminated on February 15, 2007.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On January 31, 2007, we completed the merger, or the Merger, of our wholly-owned subsidiary, CWMS Subsidiary Corp., with and into The Enstar Group, Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a direct wholly-owned subsidiary of the Company. Prior to the merger, EGI was subject to the reporting requirements of the Exchange Act and its common stock was traded on the Nasdaq Global Select Market under the ticker symbol “ESGR.” Prior to the Merger, EGI held its Annual Meeting of Shareholders on January 30, 2007. Matters voted upon at the meeting and the number of votes cast for, against or withheld, were as follows:

1)   To approve the Agreement and Plan of Merger, or the Merger Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, CWMS Subsidiary Corp. and EGI, and the transactions contemplated by the Merger Agreement. Votes cast were: 4,123,217 for, 1,425,750 against (including 1,413,320 broker non-votes) and 6,163 abstentions.
2)   To consider and act upon a proposal to elect the following nominees to be directors of EGI for three year terms until the 2009 annual meeting of shareholders:

Nominee	Votes For	Votes Withheld
T. White Armstrong	5,532,787	22,343
T. Wayne Davis	5,532,779	22,351
     In addition to Messrs. Armstrong and Davis, the continuing directors of EGI were Nimrod T. Frazer, John J. Oros, J. Christopher Flowers, Gregory L. Curl and Paul J. Collins. Messrs. Flowers, Curl and Collins’ terms were to expire in the year 2007 and Messrs. Frazer and Oros’ terms were to expire in the year 2008.
     3) To ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ended December 31, 2006. Votes cast were: 5,542,771 for, 3,059 against and 9,298 abstentions.
Item 6. EXHIBITS
2.1	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group Inc. (incorporated by reference to Exhibit 2.1 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 (File No. 333-135699), as filed with the Securities and Exchange Commission and declared effective December 16, 2006).

2.2	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 (File No. 333-135699), as filed with the Securities and Exchange Commission and declared effective December 16, 2006).

10.1	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).

10.2	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).

10.3	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).

10.4	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).

10.5	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).

10.6	First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (Registration No. 333-141793), as filed with the Securities and Exchange Commission on April 2, 2007).

10.7	Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and the other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.8	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.9	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.10	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.11	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and J. Christopher Flowers (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.12	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and John J. Oros (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.13	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Nimrod T. Frazer (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.14	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Gregory L. Curl (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.15	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and Paul J. Collins (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.16	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and T. Wayne Davis (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

10.17	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited (formerly known as Castlewood Holdings Limited) and T. Whit Armstrong (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

15.1+	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.

31.1+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

++	Furnished herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2007.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris

Richard J. Harris
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer