Form 10-Q
period 2007-06-30
Enstar Group LTD
filed 2007-08-09
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

001-33289
Commission File Number

ENSTAR GROUP LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 7, 2007, the registrant had outstanding 11,909,969 ordinary shares, par value $1.00 per share.

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(expressed in thousands of U.S. dollars, except share and per share data)

ASSETS
Short-term investments and fixed maturities, available for sale, at fair value (amortized cost: 2007 — $242,905; 2006 — $279,137)	$242,803	$279,137
Fixed maturities, held to maturity, at amortized cost (fair value: 2007 — $308,063; 2006 — $328,183)	312,435	332,750
Fixed maturities, trading, at fair value (amortized cost: 2007 — $302,180; 2006 — $93,581)	296,659	93,221
Other investments, at fair value	68,395	42,421

Total investments	920,292	747,529
Cash and cash equivalents	724,120	450,817
Restricted cash and cash equivalents	178,461	62,746
Accrued interest receivable	10,610	7,305
Accounts receivable, net	11,284	17,758
Reinsurance balances receivable, net	493,064	408,142
Investment in partly-owned company	—	17,998
Goodwill	21,222	21,222
Other assets	97,447	40,735

TOTAL ASSETS	$2,456,500	$1,774,252

LIABILITIES
Losses and loss adjustment expenses	$1,627,276	$1,214,419
Reinsurance balances payable	218,938	62,831
Accounts payable and accrued liabilities	11,659	29,191
Income taxes payable	126	1,542
Loans payable	70,942	62,148
Other liabilities	55,790	29,991

TOTAL LIABLITIES	1,984,731	1,400,122

MINORITY INTEREST	59,935	55,520

SHAREHOLDER’S EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2007: 156,000,000; 2006: 99,000,000) Ordinary shares (Issued and Outstanding 2007: 11,920,377; 2006: 18,885)	11,920	19
Non-voting convertible ordinary shares (Issued 2007: 2,972,892; 2006: Nil)	2,973	—
Treasury stock at cost (non-voting convertible ordinary shares 2007: 2,972,892; 2006: Nil)	(421,559)	—
Additional paid-in capital	590,504	111,371
Accumulated other comprehensive income	5,207	4,565
Retained earnings	222,789	202,655

TOTAL SHAREHOLDERS’ EQUITY	411,834	318,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,456,500	$1,774,252

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
for the Three and Six-Month Periods Ended June 30, 2007 and 2006

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(expressed in thousands of U.S. dollars,
	except share and per share data)

INCOME
Consulting fees	$3,826	$5,251	$8,487	$11,600
Net investment income	16,976	11,145	34,756	20,805
Net realized (losses) gains	(132)	(79)	439	(79)

	20,670	16,317	43,682	32,326

EXPENSES
Net (reduction) increase in loss and loss adjustment
expense liabilities	(805)	(4,323)	1,705	(6,780)
Salaries and benefits	10,360	6,491	23,162	14,440
General and administrative expenses	7,915	4,995	13,588	8,133
Interest expense	1,307	532	2,325	532
Net foreign exchange gain	(3,069)	(7,497)	(3,015)	(7,967)

	15,708	198	37,765	8,358

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANY	4,962	16,119	5,917	23,968
INCOME TAXES RECOVERY	8,109	581	7,093	795
MINORITY INTEREST	(2,167)	(4,974)	(4,415)	(5,186)
SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANY	—	151	—	263

EARNINGS BEFORE EXTRAORDINARY GAIN	10,904	11,877	8,595	19,840
EXTRAORDINARY GAIN — NEGATIVE GOODWILL (2006: NET OF MINORITY INTEREST OF $4,329)	—	—	15,683	4,347

NET EARNINGS	$10,904	$11,877	$24,278	$24,187

PER SHARE DATA:
Basic earnings per share before extraordinary gain — basic	$0.92	$1.21	$0.74	$2.02
Extraordinary gain per share — basic	—	—	1.36	0.44

Basic earnings per share	$0.92	$1.21	$2.10	$2.46

Diluted earnings per share before extraordinary gain — diluted	$0.89	$1.19	$0.73	$2.00
Extraordinary gain per share — diluted	—	—	1.33	0.44

Diluted earnings per share	$0.89	$1.19	$2.06	$2.44

Dividends declared per ordinary share	$—	$2.92	$—	$2.92

Weighted average ordinary shares outstanding — basic	11,916,013	9,849,321	11,540,318	9,802,832
Weighted average ordinary shares outstanding — diluted	12,204,562	9,945,994	11,817,225	9,930,359

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
for the Three and Six-Month Periods Ended June 30, 2007 and 2006

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$10,904	$11,877	$24,278	$24,187
Other comprehensive income:
Unrealized holding (losses) gains on investments arising during the period	(176)	1,511	395	1,391
Reclassification adjustment for net realized losses (gains) included in net earnings	132	79	(439)	79
Currency translation adjustment	46	492	686	577

Other comprehensive income:	2	2,082	642	2,047

COMPREHENSIVE INCOME	$10,906	$13,959	$24,920	$26,234

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
for the Six-Month Periods Ended June 30, 2007 and 2006

	2007	2006
	(expressed in thousands of U.S. dollars)

Share capital — ordinary shares
Balance, beginning of period	$19	$22,661
Redemption of Class E shares	—	(22,642)
Conversion of shares	6,029	—
Issue of shares	5,775	—
Shares repurchased	(7)	—
Share awards granted/vested	104	—

Balance, end of period	$11,920	$19

Share capital — non-voting convertible ordinary shares
Balance, beginning of period	$—	$—
Conversion of shares	2,973	—

Balance, end of period	$2,973	$—

Treasury stock
Balance, beginning of period	$—	$—
Shares acquired, at cost	(421,559)	—

Balance, end of period	$(421,559)	$—

Additional paid-in capital
Balance, beginning of period	$111,371	$89,090
Reclassification of deferred compensation	—	(112)
Share awards granted/vested	3,665	21,210
Shares repurchased	(16,755)	—
Issue of shares	490,269	—
Amortization of share awards	1,954	—

Balance, end of period	$590,504	$110,188

Deferred compensation
Balance, beginning of period	$—	$(112)
Reclassification of deferred compensation	—	112

Balance, end of period	$—	$—

Accumulated other comprehensive income
Balance, beginning of period	$4,565	$1,010
Other comprehensive income (loss)	642	2,047

Balance, end of period	$5,207	$3,057

Retained earnings
Balance, beginning of period	$202,655	$148,257
Adjustment to initially apply FIN 48	4,858	—

Adjusted balance, beginning of period	207,513	148,257
Conversion of shares	(9,002)	—
Dividend paid	—	(27,948)
Net earnings	24,278	24,187

Balance, end of period	$222,789	$144,496

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six-Month Periods Ended June 30, 2007 and 2006

	2007	2006
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$24,278	$24,187
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Minority interest	4,415	5,186
Negative goodwill (2006: net of minority interest of $4,329)	(15,683)	(4,347)
Share of net earnings of partly-owned companies	—	(263)
Amortization of deferred compensation	—	112
Amortization of bond premiums or discounts	(104)	1,362
Share-based compensation expense	1,954	21,098
Net realized and unrealized investments (gain) loss	(439)	79
Other items	1,217	310
Changes in assets and liabilities:
Sales of trading securities	133,227	—
Reinsurance balances receivable	66,151	4,604
Other assets	484	24,381
Losses and loss adjustment expenses	(24,276)	(27,881)
Reinsurance balances payable	(39,783)	4,522
Accounts payable and accrued liabilities	(15,387)	(23,142)
Other liabilities	89	(14,820)

Net cash flows provided by operating activities	136,143	15,388

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	29,651	29,015
Purchase of available-for-sale securities	(52,148)	(62,358)
Sales and maturities of available-for-sale securities	147,073	197,263
Purchase of held-to-maturity securities	(2,476)	—
Maturity of held-to-maturity securities	77,492	30,066
Movement in restricted cash and cash equivalents	(69,334)	14,100
Funding of other investments	(267)	—
Other investing activities	(453)	(721)

Net cash flows provided by investing activities	129,538	207,365

FINANCING ACTIVITIES:
Redemption of shares	—	(22,642)
Distribution of capital to minority shareholders	—	(11,765)
Contribution to surplus of subsidiary by minority interest	—	22,918
Dividend paid	—	(27,948)
Receipt of loan	26,825	44,356
Repayment of loan	(2,571)	(25,156)
Repayment of vendor loan note	—	(20,970)
Repurchase of shares	(16,762)	—

Net cash flows provided by (used in) financing activities	7,492	(41,207)

Translation adjustment	130	330

NET INCREASE IN CASH AND CASH EQUIVALENTS	273,303	181,876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	450,817	280,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$724,120	$462,088

Supplemental Cash Flow Information
Income taxes (paid) recovered	$(2,598)	$603
Interest (paid)	$(2,571)	$—

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars, except share and per share data)
(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

Our condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Standards Not Yet Adopted

The term “FAS” used in these notes refers to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board (“FASB”).

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurement” (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

		Allocation of
	Net Assets	Excess of Net	Adjusted Net
	Acquired at	Assets Over	Assets Acquired
	Fair Value	Purchase Price	at Fair Value

Cash	$83,111	$—	$83,111
Other investments	18,139	(223)	17,916
Investment in Enstar Group Limited	426,797	(5,238)	421,559
Investment in BH	15,246	(187)	15,059
Accounts receivable	4,931	—	4,931
Reinsurance balances payable (net)	(509)	—	(509)
Losses and loss adjustment expenses	(11,901)	—	(11,901)
Accounts payable	(20,828)	—	(20,828)

Net assets acquired at fair value	$514,986	$(5,648)	$509,338

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

The following unaudited proforma condensed combined income statement for the three and six months ended June 30, 2007 and 2006 combines the historical consolidated statements of income of the Company, EGI, BH and Inter-Ocean giving effect to the business combinations and related transactions as if they had occurred on January 1 of 2007 and 2006, respectively.

								Enstar
	Enstar							Group
	Group			Proforma			Proforma	Limited
Three Months Ended June 30, 2007:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$16,972	1,567	1,222	(1,492)	18,269	679	(187)	18,761
Total Expenses	(16,865)	(773)	7,820	1,072	(8,746)	(206)	187	(8,765)

Net Earnings	$107	794	9,042	(420)	9,523	473	—	9,996

Net Earnings per Ordinary Share — Basic								$0.84

Net Earnings per Ordinary Share — Diluted								$0.82

Weighted Average Shares — Basic								11,916,013

Weighted Average Shares — Diluted								12,204,562

Three Months Ended June 30, 2006:

Total Income	$16,317	613	1,173	(119)	17,984	1,219	(188)	19,015
Total Expenses	(4,440)	(277)	(41)	(3,947)	(8,705)	(718)	188	(9,235)

Net Earnings	$11,877	336	1,132	(4,066)	9,279	501	—	9,780

Net Earnings per Ordinary Share — Basic								$0.99

Net Earnings per Ordinary Share — Diluted								$0.98

Weighted Average Shares — Basic								9,849,321

Weighted Average Shares — Diluted								9,945,994

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

								Enstar
	Enstar							Group
	Group			Proforma			Proforma	Limited
Six Months Ended June 30, 2007:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$38,769	2,819	2,280	(2,025)	41,843	1,837	(375)	43,305
Total Expenses	(41,993)	(1,547)	907	1,605	(41,028)	(244)	375	(40,897)

Net (Loss) Earnings before Extraordinary Gain	(3,224)	1,272	3,187	(420)	815	1,593	—	2,408
Extraordinary Gain	15,683	—	—	—	15,683	—		15,683

Net Earnings	$12,459	1,272	3,187	(420)	16,498	1,593	—	18,091

Net Earnings per Ordinary Share before Extraordinary Gains — Basic								$0.21
Extraordinary Gain — Basic								1.36

Net Earnings per Ordinary Share — Basic								$1.57

Net Earnings per Ordinary Share before Extraordinary Gains — Diluted								$0.20
Extraordinary Gain — Diluted								1.33

Net Earnings per Ordinary Share — Diluted								$1.53

Weighted Average Shares — Basic								11,540,318

Weighted Average Shares — Diluted								11,817,225

Six Months Ended June 30, 2006:

Total Income	$32,326	1,156	2,257	(626)	35,113	2,271	(376)	37,008
Total Expenses	(12,486)	(572)	703	(6,232)	(18,587)	(2,191)	376	(20,402)

Net Earnings (Loss) before Extraordinary Gain	19,840	584	2,960	(6,858)	16,526	80	—	16,606
Extraordinary Gain	4,347	—	875	(875)	4,347	—	—	4,347

Net Earnings (Loss)	$24,187	584	3,835	(7,733)	20,873	80	—	20,953

Net Earnings per Ordinary Share before Extraordinary Gains — Basic								$1.69
Extraordinary gain — Basic								0.44

Net Earnings per Ordinary Share — Basic								$2.13

Net Earnings per Ordinary Share before Extraordinary Gains — Diluted								$1.67
Extraordinary Gain — Diluted								$0.44

Net Earnings per Ordinary Share — Diluted								$2.11

Weighted Average Shares — Basic								9,802,832

Weighted Average Shares — Diluted								9,930,359

On June 12, 2007, the Company completed the acquisition of Tate & Lyle Reinsurance Ltd. (“Tate & Lyle”) for total consideration of $5,873. Tate & Lyle is a Bermuda-based reinsurance company in run-off. The purchase price and fair value of assets acquired for Tate & Lyle was as follows:

Purchase price	$5,788
Direct costs of acquisition	85

Total purchase price	$5,873

Net assets acquired at fair value	$5,873

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$16,794
Reinsurance balances receivable	223
Losses and loss adjustment expenses	(11,144)

Net assets acquired at fair value	$5,873

3.	EMPLOYEE BENEFITS

Our share-based compensation plans provide for the grant of various awards to our employees and to members of the Board of Directors. These are described, with the exception of the Options and the Deferred Compensation and Stock Plan for Non-employee Directors, in Note 12 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The information below includes both the employee and director components of our share-based compensation.

a) Employee share plans

Nonvested — January 1, 2007	92,293
Granted	38,357
Vested	(104,788)
Forfeited	—

Nonvested — June 30, 2007	25,862

On May 23, 2006, the Company entered into a merger agreement and a recapitalization agreement. These agreements provided for the cancellation of the then current annual incentive compensation plan and replaced it with a new annual incentive compensation plan.

i) 2004 -2005 employee share plan

As a result of the execution of these agreements, the accounting treatment for share-based awards under our employee share plan changed from book value to fair value. The determination of the share-award expenses was based on the fair-market value per common share of EGI as of the grant date and is recognized over the vesting period.

Compensation costs of $216 and $1,954 relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three and six months ended June 30, 2007, respectively, as compared to $19,161 and $19,598 for the three and six months ended June 30, 2006, respectively. Included in the amounts for the three and six months ended June 30, 2006 is $15,584 relating to the modification of the Company’s employee share plan from a book value plan to a fair value plan.

As of June 30, 2007, total unrecognized compensation costs related to the non-vested share awards amounted to $1,039. These costs are expected to be recognized over a weighted average period of 0.69 years.

ii) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the six months ended June 30, 2007, 38,387 shares were awarded to a director, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards were $3,788 of which $500 was charged as an

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	EMPLOYEE BENEFITS — (cont’d)

expense for the six months ended June 30, 2007 and $3,288 was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

As a result of the cancellation of the previous annual incentive compensation plan, $21,193 of unpaid bonus accrual was reversed during the three and six months ended June 30, 2006.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three and six months ended June 30, 2007 was $1,925 and $4,285, respectively, as compared to $2,096 and $4,268 for the three and six months ended June 30, 2006, respectively.

(b) Options

Prior to the Merger, the Company had no options outstanding to purchase any of its share capital. In accordance with the Merger Agreement, on January 31, 2007, fully vested options were granted by the Company to replace options previously issued by EGI with the same fair value as the EGI options.

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding — January 1, 2007	—	$—
Granted	490,371	25.40
Exercised	—	—
Forfeited	—	—

Outstanding — June 30, 2007	490,371	$25.40

Stock options outstanding and exercisable as of June 30, 2007 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - 20	323,645	$17.20	3.6 years
40 - 60	166,726	41.32	6.2 years

(c) Deferred Compensation and Stock Plan for Non-Employee Directors

EGI, prior to the Merger, had in place a Deferred Compensation and Stock Plan for Non-Employee Directors which permitted non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Upon completion of the Merger, each stock unit was converted from a right to receive a share of EGI common stock into a right to receive an Enstar Group Limited ordinary share.

On June 5, 2007, the Compensation Committee of the Board of Directors of the Company approved the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “EGL Deferred Compensation Plan”). The EGL Deferred Compensation Plan became effective immediately. The EGL Deferred Compensation Plan provides each member of the Company’s Board of Directors who is not an officer or employee of the Company or any of its subsidiaries (each, a “Non-Employee Director”) with the opportunity to elect (i) to receive all or a portion of his or her compensation for services as a director in the form of the Company’s ordinary shares instead of cash and (ii) to defer receipt of all or a portion of such compensation until retirement or termination.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Employee Directors electing to receive compensation in the form of ordinary shares will receive whole ordinary shares (with any fractional shares payable in cash) as of the date compensation would otherwise have been payable. Non-Employee Directors electing to defer compensation will have such compensation converted into share units payable as a lump sum distribution after the director’s “separation from service” as defined under Section 409A of the Internal Revenue Code of 1986, as amended. The lump sum share unit distribution will be made in the form of ordinary shares, with fractional shares paid in cash.

4.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Basic earnings per share
Net earnings	$10,904	$11,877	$24,278	$24,187
Weighted average shares outstanding — basic	11,916,013	9,849,321	11,540,318	9,802,832

Basic earnings per share	$0.92	$1.21	$2.10	$2.46

Diluted earnings per share
Net earnings	$10,904	$11,877	$24,278	$24,187
Weighted average shares outstanding — basic	11,916,013	9,849,321	11,540,318	9,802,832
Share equivalents:
Unvested shares	30,242	96,673	61,096	127,527
Options	258,307	—	215,811	—

Weighted average shares outstanding — diluted	12,204,562	9,945,994	11,817,225	9,930,359

Diluted earnings per share	$0.89	$1.19	$2.06	$2.44

The weighted average ordinary shares outstanding shown for the three and six months ended June 30, 2007 and June 30, 2006 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007 and January 1, 2006. For the three and six months ended June 30, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

5.	COMMITMENTS

On April 15, 2007, the Company entered into a Third Party Equity Commitment Letter (the “Commitment Letter”) with J.C. Flowers II L.P. (the “Flowers Fund”). The Commitment Letter provides for the Company to contribute up to an aggregate of $200,000 to one or more co-investment vehicles (the “Co-Investment Vehicles”) that will be created to participate alongside the Flowers Fund and certain other investors in the proposed acquisition of SLM Corporation, commonly known as Sallie Mae. The Company’s investment is conditioned upon the conditions to the closing of the proposed acquisition of Sallie Mae being satisfied or waived by the Flowers Fund. Pursuant to the terms of the Commitment Letter, in the event that the transaction is consummated, a Flowers Fund designee would be named general partner and managing member of each Co-Investment Vehicle.

The Company’s current commitment to the Sallie Mae transaction has reduced to approximately $130 million. Although this commitment may be reduced further, the Company currently intends to hold a substantial investment

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in Sallie Mae, should the transaction be completed. In the event the transaction closes, the Company expects to receive underwriting fees for that portion of its original commitment which is taken up by other investors. In the event that the transaction is not completed, the Company would receive a portion of any termination fees paid by Sallie Mae and would also be responsible for a portion of termination fees due to Sallie Mae, if any.

The Company has previously committed to invest an aggregate of $100,000 in the Flowers Fund. The commitment to invest in the Co-Investment Vehicles pursuant to the Commitment Letter is in addition to that prior $100,000 commitment.

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

On June 1, 2007, a wholly-owned subsidiary of the Company entered into a definitive agreement for the acquisition of a UK based reinsurance company in run-off for a purchase price of approximately $30,750. Completion of the transaction, expected during the third quarter, is conditioned on receipt of regulatory approval.

6.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with Messrs. J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s Board of Directors and Mr. Flowers is one of the largest shareholders of Enstar.

The transactions involving companies and partnerships where Mr. Flowers and Mr. Oros have an involvement are, with the exception of those disclosed elsewhere in the unaudited condensed consolidated financial statements, as follows:

•	On June 19, 2007 and December 22, 2006, the Company received management fees for advisory services provided to J.C. Flowers II L.P. (the “Flowers Fund”), a private investment fund, totaling $1,365. Of this amount $455 was earned during the six months ended June 30, 2007.

•	On June 7, 2006, the commitment made by the Company in March 2006 to invest an aggregate of $75,000 in the Flowers Fund was accepted by the Flowers Fund. In addition, as a result of the merger with EGI, the commitment made by EGI of $25,000 to the Flowers Fund increases the Company’s total commitment to $100,000. The Company’s commitment may be drawn down by the Flowers Fund over approximately the next six years. As at June 30, 2007 the Flowers Fund had drawn down a total of $21,664 of the Company’s $100,000 commitment to the Flowers Fund.

7.	TAXATION

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4,858 increase to the January 1, 2007 balance of retained earnings.

As a result of the Company’s merger with EGI on January 31, 2007, the Company assumed approximately $15,208 of liabilities for unrecognized tax benefits related to various U.S., state and local income tax matters, and $2,491 of accrued interest related to uncertain tax positions as a result of EGI’s adoption of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4,856.

Within specific countries, the Company’s subsidiaries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries which operate in the U.S. and U.K. are no longer subject to audits for years before 2003 and 2005, respectively.

During the quarter, there were reductions to the unrecognized tax benefit due to the expiration of statutes of limitations of $8,495.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions could significantly decrease by up to approximately $3,515 within the next 12 months if the statute of limitations expires on certain tax periods.

8.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: reinsurance and consulting.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SEGMENT INFORMATION — (cont’d)

Consulting fees for the reinsurance segment are intercompany fees paid to the consulting segment. Salary and benefits for the reinsurance segment relate to the discretionary bonus expense on the net income after taxes of the reinsurance segment.

	Three Months Ended June 30, 2007
	Consulting	Reinsurance	Total

Consulting fees	$10,479	$(6,653)	$3,826
Net investment income	778	16,198	16,976
Net realized losses	—	(132)	(132)

	11,257	9,413	20,670

Net reduction in loss and loss adjustment expense liabilities	—	(805)	(805)
Salaries and benefits	8,121	2,239	10,360
General and administrative expenses	5,217	2,698	7,915
Interest expense	—	1,307	1,307
Net foreign exchange loss (gain)	26	(3,095)	(3,069)

	13,364	2,344	15,708

Earnings (loss) before income taxes and minority interest	(2,107)	7,069	4,962
Income taxes	175	7,934	8,109
Minority interest	—	(2,167)	(2,167)

Net (loss) earnings	$(1,932)	$12,836	$10,904

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended June 30, 2006
	Consulting	Reinsurance	Total

Consulting fees	$10,487	$(5,236)	$5,251
Net investment income	336	10,809	11,145
Net realized losses	—	(79)	(79)

	10,823	5,494	16,317

Net reduction in loss and loss adjustment expense liabilities	—	(4,323)	(4,323)
Salaries and benefits	4,723	1,768	6,491
General and administrative expenses	3,543	1,452	4,995
Interest expense	—	532	532
Net foreign exchange loss (gain)	1,275	(8,772)	(7,497)

	9,541	(9,343)	198

Earnings before income taxes, minority interest and share of income of partly-owned company	1,282	14,837	16,119
Income taxes	574	7	581
Minority interest	—	(4,974)	(4,974)
Share of income of partly-owned company	—	151	151

Net earnings before extraordinary gain	1,856	10,021	11,877
Extraordinary gain	—	—	—

Net earnings	$1,856	$10,021	$11,877

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SEGMENT INFORMATION — (cont’d)

	Six Months Ended June 30, 2007
	Consulting	Reinsurance	Total

Consulting fees	$21,338	$(12,851)	$8,487
Net investment income	1,471	33,285	34,756
Net realized gains	—	439	439

	22,809	20,873	43,682

Net increase in loss and loss adjustment expense liabilities	—	1,705	1,705
Salaries and benefits	18,059	5,103	23,162
General and administrative expenses	8,585	5,003	13,588
Interest expense	—	2,325	2,325
Net foreign exchange loss (gain)	73	(3,088)	(3,015)

	26,717	11,048	37,765

Earnings (loss) before income taxes and minority interest	(3,908)	9,825	5,917
Income taxes	(733)	7,826	7,093
Minority interest	—	(4,415)	(4,415)

Net (loss) earnings before extraordinary gain	(4,641)	13,236	8,595
Extraordinary gain	—	15,683	15,683

Net (loss) earnings	$(4,641)	$28,919	$24,278

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	SEGMENT INFORMATION — (cont’d)

	Six Months Ended June 30, 2006
	Consulting	Reinsurance	Total

Consulting fees	$20,422	$(8,822)	$11,600
Net investment income	577	20,228	20,805
Net realized losses	—	(79)	(79)

	20,999	11,327	32,326

Net reduction in loss and loss adjustment expense liabilities	—	(6,780)	(6,780)
Salaries and benefits	10,821	3,619	14,440
General and administrative expenses	6,004	2,129	8,133
Interest expense	—	532	532
Net foreign exchange loss (gain)	1,249	(9,216)	(7,967)

	18,074	(9,716)	8,358

Earnings before income taxes, minority interest and share of income of partly-owned company	2,925	21,043	23,968
Income taxes	751	44	795
Minority interest	—	(5,186)	(5,186)
Share of income of partly-owned company	—	263	263

Net earnings before extraordinary gain	3,676	16,164	19,840
Extraordinary gain	—	4,347	4,347

Net earnings	$3,676	$20,511	$24,187

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and the six-month periods ended June 30, 2007 and 2006, and changes in shareholders’ equity and statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2006 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and in our report dated March 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche
Hamilton, Bermuda
August 9, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2007 and 2006. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

On February 23, 2007, Oceania Holdings Ltd., our wholly-owned subsidiary, completed the previously announced acquisition of Inter-Ocean Holdings Ltd., or Inter-Ocean. We acquired Inter-Ocean by purchasing all of the outstanding capital stock of Inter-Ocean from its stockholders for a total purchase price of approximately $57 million, which was funded with available cash on hand and the proceeds of approximately $26.8 million in new bank debt. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland. Both companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed. In April 2005, the board of directors of Inter-Ocean decided to cease underwriting. We provided management services to Inter-Ocean for approximately 13 months prior to the completion of the acquisition.

On June 1, 2007, a wholly-owned subsidiary of the Company entered into a definitive agreement for the acquisition of a U.K. based reinsurance company in run-off for a purchase price of approximately $30.7 million. Completion of the transaction, expected during the third quarter, is conditioned on receipt of regulatory approval.

On June 12, 2007, Kenmare Holdings Ltd., our wholly-owned subsidiary, completed the acquisition of Tate & Lyle Reinsurance Ltd., or Tate & Lyle, a Bermuda based reinsurance company in run-off. We acquired Tate & Lyle by purchasing all of the outstanding capital stock of Tate & Lyle from its stockholders for a total purchase price of approximately $5.9 million.

Results of Operations

The following table sets forth Enstar’s selected consolidated statement of operations data for each of the periods indicated.

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$3,826	$5,251	$8,487	$11,600
Net investment income	16,976	11,145	34,756	20,805
Net realized (losses)/gains	(132)	(79)	439	(79)

TOTAL INCOME	20,670	16,317	43,682	32,326

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(805)	(4,323)	1,705	(6,780)
Salaries and benefits	10,360	6,491	23,162	14,440
General and administrative expenses	7,915	4,995	13,588	8,133
Interest expense	1,307	532	2,325	532
Net foreign exchange (gain)	(3,069)	(7,497)	(3,015)	(7,967)

TOTAL EXPENSES	15,708	198	37,765	8,358

Earnings before income taxes, minority interest and share of net earnings of partly-owned company	4,962	16,119	5,917	23,968
Income tax recovery	8,109	581	7,093	795
Minority interest	(2,167)	(4,974)	(4,415)	(5,186)
Share of net earnings of partly-owned company	0	151	0	263

Earnings before extraordinary gain	10,904	11,877	8,595	19,840
Extraordinary gain — Negative goodwill (2006:
net of minority interest of $4,329)	0	0	15,683	4,347

NET EARNINGS	$10,904	$11,877	$24,278	$24,187

Comparison of Three Months Ended June 30, 2007 and 2006

We reported consolidated net earnings of approximately $10.9 million for the three months ended June 30, 2007 compared to approximately $11.9 million for the same period in 2006. The decrease of approximately $1.0 million was primarily a result of the following:

(i) an increase in salary and general administrative expenses of $6.8 million partially offset by an increase in net investment income of $5.8 million;

(ii) reductions in consulting fee income of $1.4 million, primarily due to the expiry of one consulting fee engagement;

(iii) lower reduction in loss and loss adjustment expense liabilities of $3.5 million largely due to increased cost of amortizing fair value adjustments relating to companies acquired subsequent to June 30, 2006;

(iv) reduced foreign exchange gains of $4.4 million partially offset by reduced minority interest costs of $2.8 million related to 2006 foreign exchange gains;

(v) increased interest expense of $0.8 million due to additional borrowings since June 30, 2006; largely offset by

(vi) an increase in income tax recovery of $7.5 million relating primarily to the expiry of the statute of limitations on certain of our previously recorded uncertain tax liabilities.

Consulting Fees:

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$10,479	$10,487	$(8)
Reinsurance	(6,653)	(5,236)	(1,417)

Total	$3,826	$5,251	$(1,425)

We earned consulting fees of approximately $3.8 million and $5.3 million for the three months ended June 30, 2007 and 2006, respectively. The reduction in consulting fees primarily relates to the expiry of one external consulting fee engagement which had generated total fees of $1.5 million for the three months ended June 30, 2006.

Internal management fees of $6.7 million and $5.2 million were paid in the three months ended June 30, 2007 and 2006, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to June 30, 2006.

Net Investment Income and Net Realized Gains/(Losses):

	Three Months Ended June 30,
	Net Investment Income			Net Realized Gains/(Losses)
	2007	2006	Variance	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$778	$336	$442	$0	$0	$0
Reinsurance	16,198	10,809	5,389	(132)	(79)	(53)

Total	$16,976	$11,145	$5,831	$(132)	$(79)	$(53)

Net investment income for the three month period ended June 30, 2007 increased by $5.8 million to $17.0 million, as compared to $11.2 million for the three-month period ended June 30, 2006. The increase was primarily attributable to the increase in average cash and investments balances from $1,132.5 million to $1,470.3 million for the three months ended June 30, 2006 and 2007. The increase in average cash and investment balances was due to the merger and acquisitions completed subsequent to June 30, 2006.

Net realized losses for the three months ended June 30, 2007 and 2006 were $0.1 million and $0.1 million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

The average return on the cash and fixed maturities investments for the three month period ended June 30, 2007 was 4.58%, as compared to the average return of 3.91% for the three-month period ended June 30, 2006. The increase in yield was primarily the result of increasing U.S. interest rates — the U.S. Federal Funds Rate has increased from an average of 4.97% for the quarter ended June 30, 2006 to an average of 5.25% for the quarter ended June 30, 2007. In respect of our fixed income investments at June 30, 2007, 91.8% had a Standard & Poor’s credit rating of AAA.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2007 and 2006 was $0.8 million and $4.3 million, respectively. The change between the periods is attributable to the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired of $6.1 million, compared to $1.3 million for the same period in 2006, partially offset by the reduction in estimates of ultimate losses of $1.1 million, compared to an increase of $0.2 million for the same period in 2006. The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,
	2007	2006
	(in thousands of U.S. dollars)

Net Losses Paid	$(13,179)	$(23,244)
Net Change in Case and LAE Reserves	6,399	8,229
Net Change in IBNR	7,585	19,338

Net Reduction in Loss and Loss Adjustment
Expense Liabilities	$805	$4,323

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2007	2006
	(in thousands of U.S. dollars)

Balance as of April 1	$1,622,061	$1,042,608
Less: Reinsurance Recoverables	316,487	251,001

	1,305,574	791,607
Incurred Related to Prior Years	(805)	(4,323)
Paids Related to Prior Years	(13,179)	(23,244)
Effect of Exchange Rate Movement	7,531	7,970
Acquired on Acquisition of Subsidiaries	11,029	0

Net Balance as at June 30	1,310,150	772,010
Plus: Reinsurance Recoverables	317,126	253,961

Balance as at June 30	$1,627,276	$1,025,971

Salaries and Benefits:

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$8,121	$4,723	$(3,398)
Reinsurance	2,239	1,768	(471)

Total	$10,360	$6,491	$(3,869)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $10.4 million and $6.5 million for the three month periods ended June 30, 2007 and 2006, respectively. The increase in salaries and benefits for the consulting segment was due to the following factors: 1) the growth in staff numbers from 182, as of June 30, 2006, to 203, as of June 30, 2007; and 2) on May 23, 2006 the Company entered into a merger agreement and a recapitalization agreement which resulted in the existing annual incentive compensation plan being cancelled and the modification of the accounting treatment for share-based awards from a book value plan to a fair value plan. The net effect of these changes was to reduce the total salaries and benefits expense for the three-months ended June 30, 2006 by $2.0 million.

We expect that staff costs will continue to increase moderately during 2007 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$5,217	$3,543	$(1,674)
Reinsurance	2,698	1,452	(1,246)

Total	$7,915	$4,995	$(2,920)

General and administrative expenses attributable to the consulting segment increased by $1.7 million during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 due primarily to increased professional fees relating to legal and accounting costs associated with our reporting obligations as a public company.

General and administrative expenses attributable to the reinsurance segment increased by $1.3 million during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The increased costs for the current quarter related primarily to additional general and administrative expenses of $1.4 million incurred in relation to companies that we acquired subsequent to June 30, 2006.

Interest Expense:

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	1,307	532	(775)

Total	$1,307	$532	$(775)

Interest expense of $1.3 million and $0.5 million was recorded for the three months ended June 30, 2007 and 2006, respectively. This amount relates to the interest on the funds that were borrowed from a London-based bank to assist with the financing of the Brampton Insurance Company Limited, or Brampton, Cavell Holdings Limited, or Cavell, and Inter-Ocean acquisitions. The increase in 2007 over 2006 was due to the Cavell and Inter-Ocean facilities that were entered into subsequent to June 30, 2006.

Foreign Exchange Gain/(Loss):

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$(26)	$(1,275)	$1,249
Reinsurance	3,095	8,772	(5,677)

Total	$3,069	$7,497	$(4,428)

We recorded a foreign exchange gain of $3.1 million for the three month period ended June 30, 2007, as compared to a foreign exchange gain of $7.5 million for the same period in 2006. For the three months ended June 30, 2007, the foreign exchange gain arose primarily as a result of: 1) the holding of surplus British Pounds; and 2) the holding by Cavell of surplus net Canadian and Australian dollars, as required by local regulatory obligations, at a time when these currencies have been appreciating against the U.S. Dollar.

The gain for the three-month period ended June 30, 2006 arose as a result of having a short-term surplus of British Pounds following our acquisition of Brampton during a period of strengthening of the British Pound against the U.S. Dollar.

Income Taxes Recovery:

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$175	$574	$(399)
Reinsurance	7,934	7	7,927

Total	$8,109	$581	$7,528

We recorded an income tax recovery of $8.1 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively. During the quarter ended June 30, 2007, the statute of limitations expired on certain previously recorded uncertain tax liabilities. The benefit of the expiration of tax recoveries was $8.5 million.

Minority Interest:

	Three Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(2,167)	(4,974)	2,807

Total	$(2,167)	$(4,974)	$2,807

We recorded a minority interest in earnings of $2.2 million and $5.0 million for the three months ended June 30, 2007 and 2006, respectively, reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot and Brampton. The decrease in minority interest was due to the decrease in the combined net earnings for the quarter of Brampton and Hillcot primarily as a result of reduced foreign exchange gains in Brampton.

Comparison of Six Months Ended June 30, 2007 and 2006

We reported consolidated net earnings of approximately $24.3 million for the six months ended June 30, 2007 compared to approximately $24.2 million for the same period in 2006. Included as part of net earnings for 2007 and 2006 are extraordinary gains relating to negative goodwill of $15.7 million and $4.3 million (net of minority interest of $4.3 million), respectively. For the six months ended June 30, 2007, we reported earnings before extraordinary gains of approximately $8.6 million compared to earnings before extraordinary gains of approximately $19.8 million for the same period in 2006. The decrease of approximately $11.2 million was primarily a result of the following:

(i) an increase in salary and general administrative expenses of $14.2 million offset by an increase in net investment income of $14.0 million;

(ii) reductions in consulting fee income of $3.1 million, primarily due to the expiry of one consulting fee engagement and the reduction in external fee income generated from companies that were subsequently acquired;

(iii) lower reduction in loss and loss adjustment expense liabilities of $8.5 million largely due to increased cost of amortizing fair value adjustments partially offset by increased reductions in provisions for run-off expenses, both relating to companies acquired subsequent to June 30, 2006, together with the costs of commuting one of the company’s largest reinsurance receivables in the first quarter of 2007;

(iv) reduced foreign exchange gains of $5.0 million partially offset by reduced minority interest costs of $0.8 million related to 2006 foreign exchange gains;

(v) increased interest expense of $1.8 million due to additional borrowings since June 30, 2006; partially offset by

(vi) an increase in income tax recovery of $6.3 million relating primarily to the expiry of the statute of limitations on certain of our previously recorded uncertain tax liabilities.

Consulting Fees:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$21,338	$20,422	$916
Reinsurance	(12,851)	(8,822)	(4,029)

Total	$8,487	$11,600	$(3,113)

We earned consulting fees of approximately $8.5 million and $11.6 million for the six months ended June 30, 2007 and 2006, respectively. The reduction in consulting fees primarily relates to the expiry of one external consulting fee arrangement which had generated total fees of $2.0 million for the six months ended June 30, 2006 along with $1.0 million in fees from third party companies earned to June 30, 2006 that were subsequently acquired and now form part of internal management fee income.

Internal management fees of $12.9 million and $8.8 million were paid in the six months ended June 30, 2007 and 2006, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to June 30, 2006.

Net Investment Income and Net Realized Gains/(Losses):

	Six Months Ended June 30,
				Net Realized
	Net Investment Income			Gains/(Losses)
	2007	2006	Variance	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$1,471	$577	$894	$0	$0	$0
Reinsurance	33,285	20,228	13,057	439	(79)	518

Total	$34,756	$20,805	$13,951	$439	$(79)	$518

Net investment income for the six month period ended June 30, 2006 increased by $14.0 million to $34.8 million, as compared to $20.8 million for the six month period ended June 30, 2006. The increase was primarily attributable to the increase in average cash and investment balances from $996.9 million to $1,439.7 million for the six months ended June 30, 2006 and 2007, respectively. The increase in average cash and investment balances was due to the merger and acquisitions that were completed subsequent to June 30, 2006.

The average return on the cash and fixed maturities investments for the six month period ended June 30, 2007 was 4.89%, as compared to the average return of 4.16% for the six month period ended June 30, 2006. The increase in yield was primarily the result of increasing U.S. interest rates — the U.S. Federal Funds Rate increased from an average of 4.66% for the six months ended June 30, 2006 to an average of 5.25% for the six months ended June 30, 2007.

Net realized gains/(losses) for the six months ended June 30, 2006 and 2005 were $0.4 million and $(0.1) million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

Net Increase (Reduction) in Loss and Loss Adjustment Expense Liabilities:

Net increase (reduction) in loss and loss adjustment expense liabilities for the six months ended June 30, 2007 and 2006 were $1.7 million and $(6.8) million, respectively. The change in the period is attributable to the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $11.8 million compared to $2.6 million for the same period in 2006, an increase in loss and loss adjustment expense liabilities of $0.7 million, primarily caused by a $2.2 million loss in the first quarter of 2007 following the commutation of one of the Company’s largest reinsurance receivables, partially offset by the reduction in estimates of loss adjustment expense liabilities of $11.1 million, to reflect 2007 run-off activity, compared to $9.7 million for the same period in 2006.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(in thousands of U.S. dollars)

Net Losses Paid	$(12,656)	$(27,456)
Net Change in Case and LAE Reserves	(1,768)	16,121
Net Change in IBNR	12,719	18,115

Net (Increase) Reduction in Loss and Loss Adjustment
Expense Liabilities	$(1,705)	$6,780

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2007	2006
	(in thousands of U.S. dollars)

Balance as of January 1,	$1,214,419	$806,559
Less: Reinsurance Recoverables	342,160	213,399

	872,259	593,160
Incurred Related to Prior Years	1,705	(6,780)
Paids Related to Prior Years	(12,656)	(27,456)
Effect of Exchange Rate Movement	8,892	4,838
Acquired on Acquisition of Subsidiaries	439,950	208,248

Net Balance as at June 30,	1,310,150	772,010
Plus: Reinsurance Recoverables	317,126	253,961

Balance as of June 30	$1,627,276	$1,025,971

Salaries and Benefits:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$18,059	$10,821	$(7,238)
Reinsurance	5,103	3,619	(1,484)

Total	$23,162	$14,440	$(8,722)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $23.2 million and $14.4 million for the six month periods ended June 30, 2007 and 2006, respectively. The increase in salaries and benefits for the consulting segment was due to the following factors: 1) the growth in staff numbers from 182, as of June 30, 2006, to 203, as of June 30, 2007, 2) on May 23, 2006 the Company entered into a merger agreement and a recapitalization agreement which resulted in the existing annual incentive compensation plan being cancelled and the modification of the accounting treatment for share-based awards from a book value plan to a fair value plan — the net effect of these changes was to reduce the total salaries and benefits by $2.0 million; and 3) payment of a special bonus to Mr. John J. Oros and Mr. Nimrod T. Frazer, totaling $2.0 million, in recognition of their contributions to the successful completion of the merger. We expect that staff costs will continue to increase moderately during 2007 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$8,585	$6,004	$(2,581)
Reinsurance	5,003	2,129	(2,874)

Total	$13,588	$8,133	$(5,455)

General and administrative expenses attributable to the consulting segment increased by $2.6 million during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 due primarily to increased professional fees relating to legal and accounting costs associated with our reporting obligations as a public company.

General and administrative expenses attributable to the reinsurance segment increased by $2.9 million during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006. The increased costs for the period related primarily to additional general and administrative expenses of $1.6 million incurred in relation to companies that we acquired subsequent to June 30, 2006 together with an increase in professional fees.

Interest Expense:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	2,325	532	(1,793)

Total	$2,325	$532	$(1,793)

Interest expense of $2.3 million and $0.5 million was recorded for the six months ended June 30, 2007 and 2006, respectively. This amount relates to the interest on the funds that were borrowed from a London-based bank to assist with the financing of the Brampton, Cavell and Inter-Ocean acquisitions. The increase in 2007 over 2006 was due to the Cavell and Inter-Ocean facilities that were entered into subsequent to June 30, 2006.

Foreign Exchange Gain/(Loss):

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$(73)	$(1,249)	$1,176
Reinsurance	3,088	9,216	(6,128)

Total	$3,015	$7,967	$4,952

We recorded a foreign exchange gain of $3.0 million for the six month period ended June 30, 2007, as compared to a foreign exchange gain of $8.0 million for the same period in 2006. For the six months ended June 30, 2007, the foreign exchange gain arose primarily as a result of: 1) the holding of surplus British Pounds; and 2) the holding by Cavell of surplus net Canadian and Australian dollars, as required by local regulatory obligations, at a time when these currencies have been appreciating against the U.S. Dollar.

The gain for the six-month period ended June 30, 2006 arose as a result of having a short-term surplus of British Pounds following our acquisition of Brampton during a period of strengthening of the British Pound against the U.S. Dollar.

Income Tax (Expense)/Recovery:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$(733)	$751	$(1,484)
Reinsurance	7,826	44	7,782

Total	$7,093	$795	$6,298

We recorded an income tax recovery of $7.1 million and $0.8 million for the six months ended June 30, 2007 and 2006, respectively.

Income tax (expense) recovery of $(0.7) million and $0.8 million were recorded in the consulting segment for the six months ended June 30, 2007 and 2006, respectively. The variance between the two periods arose because, in 2006, we applied available loss carryforwards from our U.K. insurance companies to relieve profits in our U.K. consulting companies.

During the quarter ended June 30, 2007, in the reinsurance segment, the statute of limitations expired on certain previously recorded uncertain tax liabilities. The benefit was $8.5 million.

Minority Interest:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(4,415)	(5,186)	771

Total	$(4,415)	$(5,186)	$771

We recorded a minority interest in earnings of $4.4 million and $5.2 million for the six months ended June 30, 2007 and 2006, respectively, reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot and Brampton. The decrease in minority interest was primarily as a result of reduced foreign exchange gains in Brampton partially offset by increased earnings.

Negative Goodwill:

	Six Months Ended June 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	15,683	4,347	11,336

Total	$15,683	$4,347	$11,336

Negative goodwill of $15.7 million and $4.3 million (net of minority interest of $4.3 million) was recorded for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2007. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value. The negative goodwill of $4.3 million (net of minority interest of $4.3 million) for the six months ended June 30, 2006 related to the acquisition of Brampton and arose primarily as a result of the income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004, and the date the acquisition closed, March 30, 2006.

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

As of June 30, 2007, the insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital with the exception of one subsidiary where retained earnings of $22.3 million requires regulatory approval prior to distribution.

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemption of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions, additional investments and, in the past, for dividend payments to shareholders. We expect that our reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect that our consulting segment operating cash flows will generally be breakeven. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate its business. We currently do not intend to pay cash dividends on our ordinary shares.

Our total assets were $2,457 million at June 30, 2007, including $920.3 million in investments, $902.6 million in cash and cash equivalents, and $493.1 million in reinsurance balances receivable as compared to total assets of $1,774 million at December 31, 2006. The increase in total assets was due primarily to the completion of the merger with EGI on January 31, 2007 and the completion of the acquisition of Inter-Ocean on February 23, 2007. Shareholders’ equity was $411.8 million at June 30, 2007, up from $318.6 million at December 31, 2006. The increase in shareholders’ equity was primarily a result of additional paid-in capital of approximately $58.4 million acquired in connection with the merger with EGI on January 31, 2007, net earnings of $24.3 million for the six months ended June 30, 2007, an increase in other paid-in capital arising from employee share awards of $5.7 million recorded in the six months ended June 30, 2007 and an increase in net retained earnings of $4.8 million following the adoption of FIN 48 (Accounting for Uncertainty in Income Taxes — an Interpretation of FASB 109).

Source of Funds

Operating

Net cash provided by operating activities for the six months ended June 30, 2007 was $136.1 million compared to $15.4 million for the six months ended June 30, 2006. This increase in cash flows is attributable to higher investment income and the sales of trading securities, offset by higher general and administrative and interest expenses and lower consulting fee income for the six months ended June 30, 2007 as compared to the same period in 2006.

Investing

Investing cash flows consist primarily of cash acquired and used for acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by investing activities was $129.5 million during the six months ended June 30, 2007 compared to $207.4 million during the six months ended June 30, 2006. The decrease in the cash flows was primarily due to the increase of restricted cash balances during the six months ended June 30, 2007 as compared to the same period of 2006.

Financing

Net cash provided by (used in) financing activities was $7.5 million during the six months ended June 30, 2007 compared to ($41.2) million during the six months ended June 30, 2006. Cash provided by financing activities was primarily attributable to the combination of the receipt of a bank loan, offset by our repurchase of our ordinary shares in respect of the merger. In 2006, cash flow used in financing activities represented the combination of redemption of shares, dividends paid and repayment of bank and vendor loans offset by net capital contributions by the minority interest shareholder of a subsidiary.

Commitments and Contingencies

On April 15, 2007, we entered into a Third Party Equity Commitment Letter, or the Commitment Letter, with J.C. Flowers II L.P., or the Flowers Fund. The Commitment Letter provides for us to contribute up to an aggregate of $200 million to one or more co-investment vehicles, or the Co-Investment Vehicles, that will be created to participate alongside the Flowers Fund and certain other investors in the proposed acquisition of SLM Corporation, commonly known as Sallie Mae. Our investment is conditioned upon the conditions to the closing of the proposed acquisition of Sallie Mae being satisfied or waived by the Flowers Fund. Pursuant to the terms of the Commitment Letter, in the event that the transaction is consummated, a Flowers Fund designee would be named general partner and managing member of each Co-Investment Vehicle.

Our current commitment to the Sallie Mae transaction has reduced to approximately $130 million. Although this commitment may be reduced further, we currently intend to hold a substantial investment in Sallie Mae, should the transaction be completed. In the event the transaction closes, we expect to receive underwriting fees for that portion of our original commitment which is taken up by other investors. In the event that the transaction is not completed, we would receive a portion of any termination fees paid by Sallie Mae and would also be responsible for a portion of termination fees due to Sallie Mae, if any.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report and the documents incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in and incorporated by reference in this quarterly report.

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

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 16, 2007. The risk factors identified therein have not materially changed.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on June 5, 2007:

1. Election of the following nominees to serve as Class I Directors of our Board of Directors.

Nominee	Votes For	Votes Against	Votes Abstained

Gregory L. Curl	11,320,920	4,257	5,886
Nimrod T. Frazer	11,281,676	43,626	5,261
Paul J. O’Shea	11,282,268	43,134	5,161

The continuing members of our Board of Directors following the Annual General Meeting of Shareholders include Dominic F. Silvester, John J. Oros, J. Christopher Flowers, Nicholas A. Packer, T. Whit Armstrong, T. Wayne Davis and Paul J. Collins.

2. Ratification of the selection of Deloitte & Touche, Hamilton, Bermuda, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2007 and authorization of our Board of Directors, acting through the Audit Committee, to approve the fees for the independent registered public accounting firm.

Votes For	Votes Against	Votes Abstained

11,320,012	5,460	5,091

3. Election of directors of each of our subsidiaries identified in Proposal Number Three in the proxy statement (nominees for the respective subsidiaries and the results of voting are set forth below).

1.	CASTLEWOOD LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,251	1,883	11,933
Richard J. Harris	9,190,251	1,883	11,933
Adrian Kimberley	9,190,251	1,833	11,933
Elizabeth Dasilva	9,190,251	1,883	11,933
Michael Smellie	9,190,251	1,883	11,933

2.	CASTLEWOOD (EU) HOLDINGS LTD.

Nominees:	For	Against	Abstain

David Hackett	9,190,050	1,909	12,108
Alan Turner	9,190,050	1,909	12,108

3.	CASTLEWOOD BROKERS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,190,251	1,883	11,933
Elizabeth Dasilva	9,190,076	1,883	12,108
Adrian Kimberley	9,190,076	1,883	12,108
David Rocke	9,190,251	1,883	11,933

4.	CASTLEWOOD (EU) LIMITED

Nominees:	For	Against	Abstain

David Hackett	9,190,076	1,883	12,108
Alan Turner	9,190,076	1,883	12,108
Steve Aldous	9,190,076	1,883	12,108
Duncan McLaughlin	9,190,076	1,883	12,108
Derek Reid	9,190,076	1,883	12,108
Paul Thomas	9,190,076	1,883	12,108
David Grisley	9,190,076	1,883	12,108
David Atkins	9,190,076	1,883	12,108
Steve Given	9,190,076	1,883	12,108

5.	CRANMORE (BERMUDA) LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103

6.	CRANMORE ADJUSTERS LIMITED

Nominees:	For	Against	Abstain

David Hackett	9,189,880	1,909	12,278
Alan Turner	9,189,880	1,909	12,278
Steve Norrington	9,189,906	1,883	12,278
Phil Cooper	9,189,906	1,883	12,278
Mark Wood	9,189,906	1,883	12,278
David Ellis	9,189,880	1,883	12,278

7.	BANTRY HOLDINGS LTD.

Nominees:	For	Against	Abstain

Tim Houston	9,189,906	1,883	12,278
Duncan Scott	9,189,906	1,883	12,278
Adrian Kimberley	9,189,880	1,909	12,278

8.	BLACKROCK HOLDINGS LTD.

Nominees:	For	Against	Abstain

Tim Houston	9,189,880	1,909	12,278
Duncan Scott	9,189,880	1,909	12,278
Adrian Kimberley	9,189,880	1,909	12,278

9.	KENMARE HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
Dominic F. Silvester	9,189,906	1,883	12,278
Nicholas A. Packer	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103

10.	KINSALE BROKERS LIMITED

Nominees:	For	Against	Abstain

Phil Hernon	9,189,906	1,883	12,278
Steve Western	9,189,906	1,883	12,278
Alan Turner	9,189,880	1,909	12,278
Steve Norrington	9,189,906	1,883	12,278
Derek Reid	9,189,880	1,909	12,278

11.	REGIS AGENCIES LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
Steve Aldous	9,189,906	1,883	12,278

12.	FITZWILLIAM (SAC) INSURANCE LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
Nicholas A. Packer	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,278

13.	REVIR LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,190,081	1,883	12,103
Elizabeth Dasilva	9,189,880	1,883	12,304
David Rocke	9,190,055	1,909	12,103

14.	RIVER THAMES INSURANCE COMPANY

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
Steve Aldous	9,190,055	1,909	12,103
David Rocke	9,190,055	1,909	12,103
Max Lewis	9,189,880	1,909	12,278

15.	OVERSEAS REINSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,189,880	1,909	12,278
Richard J. Harris	9,189,880	1,909	12,278
Adrian Kimberley	9,189,880	1,909	12,278
David Rocke	9,190,055	1,898	12,103

16.	HUDSON REINSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,189,880	1,909	12,278
Richard J. Harris	9,189,880	1,909	12,278
Adrian Kimberley	9,189,880	1,909	12,278
Duncan Scott	9,189,880	1,909	12,278
David Rocke	9,189,880	1,909	12,278

17.	CAVELL HOLDINGS LIMITED (U.K.)

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,189,880	1,909	12,278
Derek Reid	9,189,880	1,909	12,278

18.	HARPER HOLDINGS SARL

Nominees:	For	Against	Abstain

Nicholas A. Packer	9,189,880	1,909	12,278
Jean Baptiste Brekelmans	9,189,906	1,883	12,278
Marc Torbick	9,189,906	1,883	12,278

19.	DENMAN HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,190,055	1,909	12,103
John J. Oros	9,190,081	1,883	12,103
Cameron Leamy	9,189,906	1,883	12,278
Kenneth Thomson	9,189,906	1,883	12,278

20.	HARPER INSURANCE LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,190,055	1,909	12,103
Nicholas A. Packer	9,189,880	1,909	12,278
Michael Handler	9,189,906	1,883	12,278
Florian von Meiss	9,189,906	1,883	12,278
Walter Boss	9,189,906	1,883	12,278

21.	HARPER FINANCING LIMITED

Nominees:	For	Against	Abstain

Derek Reid	9,189,880	1,909	12,278
Brian Walker	9,189,906	1,883	12,278
Alan Turner	9,189,906	1,883	12,278

22.	CASTLEWOOD (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,189,880	1,909	12,278
John J. Oros	9,190,055	1,909	12,103
Karl Wall	9,189,880	1,909	12,278
Donna Stolz	9,189,880	1,909	12,278

23.	CASTLEWOOD HOLDINGS (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,190,050	1,909	12,108
John J. Oros	9,190,225	1,909	11,933
Karl Wall	9,190,225	1,909	12,108
Donna Stolz	9,190,050	1,909	12,108

24.	CRANMORE (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,189,880	1,909	12,278
John J. Oros	9,190,055	1,909	12,103
Karl Wall	9,189,880	1,909	12,278
Donna Stolz	9,189,880	1,909	12,278

25.	CASTLEWOOD INVESTMENTS, INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,190,050	1,909	12,108
John J. Oros	9,190,225	1,909	11,933
Karl Wall	9,190,050	1,909	12,108
Donna Stolz	9,190,050	1,909	12,108

26.	LONGMYND INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

David Hackett	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,189,880	1,909	12,278
Alan Turner	9,189,880	1,909	12,278

27.	MERCANTILE INDEMNITY COMPANY LTD.

Nominees:	For	Against	Abstain

David Hackett	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Alan Turner	9,189,880	1,909	12,278
Steve Aldous	9,189,880	1,909	12,278
Derek Reid	9,189,880	1,909	12,278

28.	FIELDMILL INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

David Hackett	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,189,880	1,909	12,278
Alan Turner	9,189,880	1,909	12,278

29.	VIRGINIA HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103

30.	UNIONE ITALIANA (UK) REINSURANCE COMPANY

Nominees:	For	Against	Abstain

David Rocke	9,190,055	1,909	12,103
Alan Turner	9,189,880	1,909	12,278
Steve Aldous	9,190,055	1,909	12,103
Derek Reid	9,189,880	1,883	12,278

31.	CAVELL INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,190,055	1,909	12,103
Derek Reid	9,189,880	1,909	12,278
Darren Truman	9,189,906	1,883	12,278

32.	OCEANIA HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
David Rocke	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
Tim Houston	9,189,906	1,883	12,278

33.	CIRRUS RE COMPANY A/S

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,190,055	1,909	12,103
Jan Endressen	9,189,906	1,883	12,278

34.	INTER-OCEAN HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Tim Houston	9,189,906	1,883	12,278
Orla Gregory	9,189,906	1,883	12,103
Richard J. Harris	9,190,055	1,909	12,278
Adrian Kimberley	9,189,880	1,909	12,278

35.	ENSTAR USA, INC.

Nominees:	For	Against	Abstain

John J. Oros	9,190,050	1,909	12,103
Cheryl D. Davis	9,189,880	1,909	12,278
Karl J. Wall	9,189,880	1,909	12,278

36.	INTER-OCEAN SERVICES LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Tim Houston	9,189,906	1,883	12,278
Orla Gregory	9,189,906	1,883	12,278
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278

37.	INTER-OCEAN CREDIT PRODUCTS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Orla Gregory	9,189,880	1,909	12,278
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278

38.	HILLCOT UNDERWRITING MANAGEMENT

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,190,055	1,909	12,103

39.	INTER-OCEAN REINSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Tim Houston	9,189,880	1,909	12,278
Orla Gregory	9,189,880	1,909	12,278
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278

40.	INTER-OCEAN REINSURANCE (IRELAND) LTD.

Nominees:	For	Against	Abstain

Richard J. Harris	9,190,055	1,909	12,103
Nicholas A. Packer	9,189,880	1,909	12,278
Orla Gregory	9,189,880	1,909	12,278
Kevin O’Connor	9,189,880	1,909	12,278

41.	ENSTAR FINANCIAL SERVICES, INC.

Nominees:	For	Against	Abstain

John J. Oros	9,189,880	2,228	11,959
Cheryl D. Davis	9,190,050	1,909	12,108

42.	HILLCOT HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
Mark Cutis	9,189,906	1,883	12,278
Masazumi Kato	9,189,906	1,883	12,278

43.	HILLCOT REINSURANCE LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
Steve Aldous	9,190,055	1,909	12,103
David Rocke	9,190,055	1,909	12,103
Masazumi Kato	9,189,906	1,883	12,278
Max Lewis	9,189,906	1,883	12,278

44.	BRAMPTON INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103
Steve Aldous	9,190,055	1,909	12,103
Max Lewis	9,189,880	1,909	12,278

45.	ENSTAR GROUP OPERATIONS, INC.

Nominees:	For	Against	Abstain

John J. Oros	9,189,880	2,228	11,959
Cheryl D. Davis	9,190,050	1,909	12,108

46.	B.H. ACQUISITION LTD.

Nominees:	For	Against	Abstain

Adrian Kimberley	9,189,880	1,909	12,278
Richard J. Harris	9,190,055	1,909	12,103
Paul J. O’Shea	9,190,055	1,909	12,103
David Rocke	9,190,055	1,909	12,103

47.	BRITTANY INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,190,055	1,909	12,103
Richard J. Harris	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278
Duncan Scott	9,189,880	1,909	12,278
David Rocke	9,190,055	1,909	12,103

48.	PAGET HOLDINGS GMBH

Nominees:	For	Against	Abstain

Richard J. Harris	9,190,055	1,909	12,103
David Rocke	9,190,055	1,909	12,103
Adrian Kimberley	9,189,880	1,909	12,278

49.	COMPAGNIE EUROPEENE D’ASSURANCES INDUSTRIELLES SA

Nominees:	For	Against	Abstain

David Rocke	9,190,055	1,909	12,103
Paul Thomas	9,189,880	1,909	12,278

As described in our Proxy Statement (filed with the SEC on April 30, 2007), broker non-votes are counted towards the presence of a quorum, but are not counted as votes in the election of any director or for any other proposal.

Item 5.	OTHER INFORMATION

Director Compensation

On August 8, 2007, the Compensation Committee and the Board of Directors approved changes to the fees payable to the Company’s non-employee directors as follows: (1) the quarterly retainer fee for each non-employee director was increased from $6,250 to $15,000; (2) the fee for each Board meeting attended other than a telephone Board meeting was increased from $2,500 to $3,500; (3) the fee for each Audit Committee meeting attended by a committee member was increased from $1,000 to $1,500; (4) the fee for each Compensation Committee meeting attended by a committee member was increased from $1,000 to $1,250; (5) for the Audit Committee chairperson, the quarterly retainer fee was increased from $500 to $2,500; and (f) for the Compensation Committee chairperson, the quarterly retainer fee was increased from $500 to $1,250. All retainers will be paid at the increased rate beginning with the payments for the fourth quarter of 2007. All meeting fees will be paid at the increased rate for fees earned during the third quarter of 2007. The $1,000 fee for each telephone Board meeting attended remains in place and has not increased.

Resignations of Directors

On August 7, 2007, Nimrod T. Frazer and Nicholas A. Packer resigned from the Board of Directors of the Company. Neither Mr. Frazer nor Mr. Packer has any disagreement with the Company, its operations, policies or practices. Their resignations, together with the appointment of Robert J. Campbell discussed below, will enable the Company to satisfy the Nasdaq Marketplace Rule that requires a majority of the Company’s directors to be independent.

Mr. Packer will remain with the Company in his capacity as an Executive Vice President, Joint Chief Operating Officer, and a director of several of the Company’s subsidiaries. In recognition of Mr. Frazer’s many years of service, he was bestowed the title of Chairman Emeritus of the Company.

Appointment of Director

On August 8, 2007, Robert J. Campbell was appointed to the Board of Directors to fill a vacancy created by the resignation of Nimrod T. Frazer. Mr. Campbell was also appointed to serve as a member of the Audit Committee.

Mr. Campbell will receive as compensation the director fees set forth above payable to non-employee directors and he will be eligible to participate in the Company’s Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. He also entered into an Indemnification Agreement with the Company on August 8, 2007, which includes the same terms as the indemnification agreements executed with each of the other current directors.

Mr. Campbell has been an investment advisor with the firm of Beck, Mack & Oliver, LLC in New York City, New York since 1980. Beck, Mack & Oliver, LLC purchased, on behalf of its clients, 750,000 ordinary shares of the Company from Trident II, L.P. and certain of its affiliates, or Trident, pursuant to a stock purchase agreement dated as of May 23, 2007. The Company was a party to that agreement pursuant to its obligations to Trident under the Registration Rights Agreement, dated as of January 31, 2007, and for the purpose of making certain representations regarding the registration statement on Form S-3 and the Company’s listing on the Nasdaq Global Select Market.

Item 6.	EXHIBITS

10	.1+	Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.2*+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester.
10.3		Third Party Equity Commitment Letter, dated as of April 15, 2007, by and between Enstar Group Limited and J.C. Flowers II L.P (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2007).
10	.4+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.5+	Amendment No. 1 to the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.6+	Amendment No. 1 to the Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

10	.1+	Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.2*+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester.
10.3		Third Party Equity Commitment Letter, dated as of April 15, 2007, by and between Enstar Group Limited and J.C. Flowers II L.P (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2007).
10	.4+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.5+	Amendment No. 1 to the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.6+	Amendment No. 1 to the Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement