Form 10-Q
period 2007-09-30
Enstar Group LTD
filed 2007-11-09
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

As of November 7, 2007, the registrant had outstanding 11,909,969 ordinary shares, par value $1.00 per share.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (Unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
	Report of Independent Registered Public Accounting Firm	19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 6.	Exhibits	34
Signatures		35
Certification pursuant to Rule 13a-14(a)/15d-14(a)
Certification pursuant to Rule 13a-14(a)/15d-14(a)
Certification pursuant to 18 U.S.C. Section 1350
Certification pursuant to 18 U.S.C. Section 1350
Limited Employee Share Purchase Plan
Deloitte & Touche Letter Regarding Unaudited Interim Financial Information
Certification pursuant to Rule 13a-14(a)/15d-14(a)
Certification pursuant to Rule 13a-14(a)/15d-14(a)
Certification pursuant to 18 U.S.C. Section 1350
Certification pursuant to 18 U.S.C. Section 1350

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
as of September 30, 2007 and December 31, 2006

	September 30,	December 31,
	2007	2006
	(expressed in thousands of U.S. dollars, except share and per share data)

ASSETS
Short-term investments and fixed maturities, available for sale, at fair value (amortized cost: 2007 — $175,535; 2006 — $279,137)	$175,452	$279,137
Fixed maturities, held to maturity, at amortized cost (fair value:
2007 — $238,879; 2006 — $328,183)	240,550	332,750
Fixed maturities, trading, at fair value (amortized cost:
2007 — $297,202; 2006 — $93,581)	299,521	93,221
Other investments, at fair value	76,864	42,421

Total investments	792,387	747,529
Cash and cash equivalents	900,507	450,817
Restricted cash and cash equivalents	174,878	62,746
Accrued interest receivable	10,636	7,305
Accounts receivable, net	12,924	17,758
Reinsurance balances receivable, net	512,412	408,142
Income taxes recoverable	373	—
Investment in partly-owned company	—	17,998
Goodwill	21,222	21,222
Other assets	97,934	40,735

TOTAL ASSETS	$2,523,273	$1,774,252

LIABILITIES
Losses and loss adjustment expenses	$1,671,092	$1,214,419
Reinsurance balances payable	224,944	62,831
Accounts payable and accrued liabilities	16,206	29,191
Income taxes payable	—	1,542
Loans payable	87,322	62,148
Other liabilities	44,576	29,991

TOTAL LIABILITIES	2,044,140	1,400,122

MINORITY INTEREST	62,534	55,520

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2007: 156,000,000; 2006: 99,000,000) Ordinary shares (Issued and Outstanding 2007: 11,920,377; 2006: 18,885)	11,920	19
Non-voting convertible ordinary shares (Issued 2007: 2,972,892; 2006: Nil)	2,973	—
Treasury stock at cost (non-voting convertible ordinary shares 2007: 2,972,892; 2006: Nil)	(421,559)	—
Additional paid-in capital	590,720	111,371
Accumulated other comprehensive income	7,188	4,565
Retained earnings	225,357	202,655

TOTAL SHAREHOLDERS’ EQUITY	416,599	318,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,523,273	$1,774,252

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
for the Three and Nine-Month Periods Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(expressed in thousands of U.S. dollars,
	except share and per share data)

INCOME
Consulting fees	$6,238	$9,350	$14,725	$20,950
Net investment income	15,870	12,697	50,626	33,502
Net realized gains (losses)	31	15	470	(64)

	22,139	22,062	65,821	54,388

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(313)	(3,920)	1,392	(10,700)
Salaries and benefits	8,671	7,996	31,833	22,436
General and administrative expenses	10,890	4,154	24,478	12,287
Interest expense	1,442	362	3,767	894
Net foreign exchange gain	(4,651)	(947)	(7,666)	(8,914)

	16,039	7,645	53,804	16,003

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANY	6,100	14,417	12,017	38,385
INCOME TAXES (EXPENSE) RECOVERY	(933)	(1,034)	6,160	(239)
MINORITY INTEREST	(2,599)	(2,619)	(7,014)	(7,805)
SHARE OF NET EARNINGS OF PARTLY-OWNED COMPANY	—	232	—	495

EARNINGS BEFORE EXTRAORDINARY GAIN	2,568	10,996	11,163	30,836
EXTRAORDINARY GAIN — NEGATIVE GOODWILL (2006: NET OF MINORITY INTEREST OF $4,329)	—	—	15,683	4,347

NET EARNINGS	$2,568	$10,996	$26,846	$35,183

PER SHARE DATA:
Basic earnings per share before extraordinary gain — basic	$0.22	$1.11	$0.96	$3.13
Extraordinary gain per share — basic	—	—	1.34	0.44

Basic earnings per share	$0.22	$1.11	$2.30	$3.57

Diluted earnings per share before extraordinary gain — diluted	$0.21	$1.10	$0.93	$3.10
Extraordinary gain per share — diluted	—	—	1.31	0.44

Diluted earnings per share	$0.21	$1.10	$2.24	$3.54

Dividends declared per ordinary share	$—	$—	$—	$1,552.67

Weighted average ordinary shares outstanding — basic	11,920,393	9,910,670	11,668,402	9,839,173
Weighted average ordinary shares outstanding — diluted	12,200,514	10,002,964	11,946,281	9,954,827

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
for the Three and Nine-Month Periods Ended September 30, 2007 and 2006

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$2,568	$10,996	$26,846	$35,183
Other comprehensive income (loss):
Unrealized holding gains (losses) on investments arising during the period	2,238	(837)	2,633	554
Reclassification adjustment for net realized (gains) losses included in net earnings	(31)	(15)	(470)	64
Currency translation adjustment	(226)	98	460	675

Other comprehensive income (loss):	1,981	(754)	2,623	1,293

COMPREHENSIVE INCOME	$4,549	$10,242	$29,469	$36,476

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
for the Nine-Month Periods Ended September 30, 2007 and 2006

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(expressed in thousands of U.S. dollars)

Share capital — ordinary shares
Balance, beginning of period	$19	$22,661
Redemption of Class E shares	—	(22,642)
Conversion of shares	6,029	—
Issue of shares	5,775	—
Shares repurchased	(7)	—
Share awards vested	104	—

Balance, end of period	$11,920	$19

Share capital — non-voting convertible ordinary shares
Balance, beginning of period	$—	$—
Conversion of shares	2,973	—

Balance, end of period	$2,973	$—

Treasury stock
Balance, beginning of period	$—	$—
Shares acquired, at cost	(421,559)	—

Balance, end of period	$(421,559)	$—

Additional paid-in capital
Balance, beginning of period	$111,371	$89,090
Reclassification of deferred compensation	—	(112)
Share awards vested	3,665	112
Shares repurchased	(16,755)	—
Issue of shares	490,269	—
Amortization of share awards	2,170	20,544

Balance, end of period	$590,720	$109,634

Deferred compensation
Balance, beginning of period	$—	$(112)
Reclassification of deferred compensation	—	112

Balance, end of period	$—	$—

Accumulated other comprehensive income
Balance, beginning of period	$4,565	$1,010
Other comprehensive income	2,623	1,293

Balance, end of period	$7,188	$2,303

Retained earnings
Balance, beginning of period	$202,655	$148,257
Adjustment to initially apply FIN 48	4,858	—

Adjusted balance, beginning of period	207,513	148,257
Conversion of shares	(9,002)	—
Dividend paid	—	(27,948)
Net earnings	26,846	35,183

Balance, end of period	$225,357	$155,492

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine-Month Periods Ended September 30, 2007 and 2006

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$26,846	$35,183
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Minority interest	7,014	7,805
Negative goodwill (2006: net of minority interest of $4,329)	(15,683)	(4,347)
Share of net earnings of partly-owned company	—	(495)
Amortization of deferred compensation	—	112
Amortization of bond premiums or discounts	(53)	1,719
Share-based compensation expense	2,170	20,544
Net realized and unrealized investments (gain) loss	(470)	64
Share of net earnings of other investments	—	(350)
Other items	3,330	921
Changes in assets and liabilities:
Movement of trading securities	130,353	—
Reinsurance balances receivable	71,715	5,952
Other assets	505	18,863
Losses and loss adjustment expenses	(25,472)	(50,027)
Reinsurance balances payable	(39,398)	13,155
Accounts payable and accrued liabilities	(11,131)	(26,085)
Other liabilities	(12,971)	709

Net cash flows provided by operating activities	136,755	23,723

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	5,653	29,015
Purchase of available-for-sale securities	(70,139)	(78,210)
Sales and maturities of available-for-sale securities	264,646	270,877
Purchase of held-to-maturity securities	(17,794)	(148,591)
Maturity of held-to-maturity securities	177,305	84,300
Movement in restricted cash and cash equivalents	(60,139)	1,750
Funding of other investments	(7,008)	(5,609)
Other investing activities	(2,226)	(359)

Net cash flows provided by investing activities	290,298	153,173

FINANCING ACTIVITIES:
Redemption of shares	—	(22,642)
Distribution of capital to minority shareholders	—	(11,765)
Contribution to surplus of subsidiary by minority interest	—	22,918
Dividend paid	—	(27,948)
Dividend paid to minority shareholders	—	(13,715)
Receipt of loan	42,125	44,356
Repayment of loan	(2,933)	(25,156)
Repayment of vendor loan note	—	(20,970)
Repurchase of shares	(16,762)	—

Net cash flows provided by (used in) financing activities	22,430	(54,922)

Translation adjustment	207	362

NET INCREASE IN CASH AND CASH EQUIVALENTS	449,690	122,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	450,817	280,212

CASH AND CASH EQUIVALENTS, END OF PERIOD	$900,507	$402,548

Supplemental Cash Flow Information
Income taxes (paid) recovered	$(4,245)	$284
Interest (paid)	$(2,933)	$(328)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and December 31, 2006
(expressed in thousands of U.S. dollars, except per share amounts)

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

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FAS 159 is effective for fiscal years beginning after November 15, 2007. Although early adoption is permitted as of January 1, 2007, we have not yet adopted FAS 159 and are evaluating the potential adoption impact on our financial condition, results of operations and cash flows.

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

On January 31, 2007, the Company also acquired the 55% of the shares of B.H. Acquisition Ltd. (“BH”) that it previously did not own. The Company acquired 22% of BH from an affiliate of Trident II, L.P. for total cash consideration of approximately $10.2 million and acquired EGI’s 33% interest in BH as part of the Merger. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Européenne d’Assurances Industrielles S.A., incorporated in Belgium. After completion of the acquisition and the Merger, the Company owns all outstanding shares in BH.

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

On February 23, 2007, the Company completed the acquisition of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for total consideration of approximately $57.5 million. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland.

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

The negative goodwill of approximately $15.7 million relating to the acquisition of Inter-Ocean arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of Inter-Ocean at a discount to fair value.

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

The following unaudited proforma condensed combined income statement for the three and nine months ended September 30, 2007 and 2006 combines the historical consolidated statements of income of the Company, EGI, BH and Inter-Ocean giving effect to the business combinations and related transactions as if they had occurred on January 1 of 2007 and 2006, respectively.

								Enstar
	Enstar							Group
	Group			Proforma			Proforma	Limited
Three Months Ended September 30, 2007:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$19,465	$110	$1,068	$(1,285)	$19,358	$1,496	$(188)	$20,666
Total Expenses	(17,689)	(723)	(777)	1,285	(17,904)	(382)	188	(18,098)

Net Earnings(Loss)	$1,776	$(613)	$291	$—	$1,454	$1,114	$—	$2,568

Net Earnings per Ordinary Share — Basic								$0.22

Net Earnings per Ordinary Share — Diluted								$0.21

Weighted Average Shares — Basic								11,920,393

Weighted Average Shares — Diluted								12,200,514

Three Months Ended September 30, 2006:

Total Income	$22,062	$1,935	$1,358	$(313)	$25,042	$850	$(188)	$25,704
Total Expenses	(11,066)	(1,418)	885	(3,611)	(15,210)	(353)	188	(15,375)

Net Earnings (Loss)	$10,996	$517	$2,243	$(3,924)	$9,832	$497	$—	$10,329

Net Earnings per Ordinary Share — Basic								$1.04

Net Earnings per Ordinary Share — Diluted								$1.03

Weighted Average Shares — Basic								9,910,670

Weighted Average Shares — Diluted								10,002,964

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

								Enstar
	Enstar							Group
	Group			Proforma			Proforma	Limited
Nine Months Ended September 30, 2007:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$58,778	$2,929	$3,348	$(3,310)	$61,745	$3,333	$(563)	$64,515
Total Expenses	(60,613)	(2,270)	130	2,890	(59,863)	(626)	563	(59,926)

Net (Loss) Earnings before Extraordinary Gain	(1,835)	659	3,478	(420)	1,882	2,707	—	4,589
Extraordinary Gain	15,683	—	—	—	15,683	—	—	15,683

Net Earnings (Loss)	$13,848	$659	$3,478	$(420)	$17,565	$2,707	$—	$20,272

Net Earnings per Ordinary Share before Extraordinary Gains — Basic								$0.39
Extraordinary Gain — Basic								1.34

Net Earnings per Ordinary Share — Basic								$1.73

Net Earnings per Ordinary Share before Extraordinary Gains — Diluted								$0.38
Extraordinary Gain — Diluted								1.31

Net Earnings per Ordinary Share — Diluted								$1.69

Weighted Average Shares — Basic								11,668,402

Weighted Average Shares — Diluted								11,946,281

								Enstar
	Enstar							Group
	Group			Proforma			Proforma	Limited
Nine Months Ended September 30, 2006:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$54,388	$3,091	$3,615	$(939)	$60,155	$3,121	$(564)	$62,712
Total Expenses	(23,552)	(1,990)	1,588	(9,843)	(33,797)	(2,544)	564	(35,777)

Net Earnings (Loss) before Extraordinary Gain	30,836	1,101	5,203	(10,782)	26,358	577	—	26,935
Extraordinary Gain	4,347	—	875	(875)	4,347	—	—	4,347

Net Earnings (Loss)	$35,183	$1,101	$6,078	$(11,657)	$30,705	$577	$—	$31,282

Net Earnings per Ordinary Share before Extraordinary Gains — Basic								$2.74
Extraordinary Gain — Basic								0.44

Net Earnings per Ordinary Share — Basic								$3.18

Net Earnings per Ordinary Share before Extraordinary Gains — Diluted								$2.71
Extraordinary Gain — Diluted								$0.44

Net Earnings per Ordinary Share — Diluted								$3.15

Weighted Average Shares — Basic								9,839,173

Weighted Average Shares — Diluted								9,954,827

On June 12, 2007, the Company completed the acquisition of Tate & Lyle Reinsurance Ltd. (“Tate & Lyle”) for total consideration of approximately $5.9 million. Tate & Lyle is a Bermuda-based reinsurance company.

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

On August 28, 2007, the Company completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited (“Marlon”) for total consideration of approximately $31.2 million. Marlon are U. K. -based companies.

The purchase price and fair value of assets acquired for Marlon was as follows:

Purchase price	$30,845
Direct costs of acquisition	390

Total purchase price	$31,235

Net assets acquired at fair value	$31,235

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$57,942
Accounts receivable and accrued interest	658
Reinsurance balances receivable	24,912
Losses and loss adjustment expenses	(45,011)
Insurance and reinsurance balances payable	(5,621)
Accounts payable and accrued liabilities	(1,645)

Net assets acquired at fair value	$31,235

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

3.	LOANS PAYABLE

On August 24, 2007, a wholly-owned subsidiary of the Company, Flatts Limited (“Flatts”), entered into a term facility agreement for $15.3 million with a London-based bank (the “Flatts Facility”). On August 28, 2007, Flatts drew down $15.3 million from the Flatts Facility to partially fund the acquisition of Marlon. The interest rate on the Flatts Facility is LIBOR plus 2%. The Flatts Facility is repayable within four years and is secured by a first charge over Flatts’ shares in Marlon. The Flatts Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of September 30, 2007 all of the financial covenants relating to the Flatts Facility were met.

On October 1, 2007 the Company fully repaid outstanding principal and accrued interest totaling approximately $27.6 million in respect of one of its outstanding loan facilities.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	EMPLOYEE BENEFITS

Our share-based compensation plans provide for the grant of various awards to our employees and to members of the Board of Directors. The 2004-2005 employee share plan, the 2006-2010 Annual Incentive Plan and the 2006 Equity Incentive Plan are described in Note 12 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006. The information below includes both the employee and director components of our share-based compensation.

a)	Employee share plans

Number of Shares

Nonvested — January 1, 2007	92,293
Granted	38,357
Vested	(104,788)
Forfeited	—

Nonvested — September 30, 2007	25,862

On May 23, 2006, the Company entered into an agreement and plan of merger with EGI (the “Merger Agreement”)and a recapitalization agreement. These agreements provided for the cancellation of the then current annual incentive compensation plan and replaced it with a new annual incentive compensation plan.

i)	2004 -2005 employee share plan

As a result of the execution of these agreements, the accounting treatment for share-based awards under our employee share plan changed from book value to fair value. The determination of the share-award expenses was based on the fair-market value per common share of EGI as of the grant date and is recognized over the vesting period.

Compensation costs of $0.2 million and $2.2 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2007, respectively, as compared to $1.7 million and $20.5 million for the three and nine months ended September 30, 2006, respectively. Included in the amounts for the three and nine months ended September 30, 2006 is $15.6 million relating to the modification of the Company’s employee share plan from a book value plan to a fair value plan.

As of September 30, 2007, total unrecognized compensation costs related to the non-vested share awards amounted to $0.8 million. These costs are expected to be recognized over a weighted average period of 0.69 years.

ii)	2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the nine months ended September 30, 2007, 38,387 shares were awarded to a director, officers and employees under the 2006 Equity Incentive Plan. The total value of the award was $3.8 million of which $0.5 million was charged as an expense for the nine months ended September 30, 2007 and $3.3 million was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

As a result of the cancellation of the previous annual incentive compensation plan, $21.2 million of unpaid bonus accrual was reversed during the nine months ended September 30, 2006.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three and nine months ended September 30, 2007 was $0.5 million and $4.7 million, respectively, as compared to $1.9 million and $6.2 million for the three and nine months ended September 30, 2006, respectively.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	EMPLOYEE BENEFITS — (cont’d)

iii)	Enstar Group Limited Employee Share Purchase Plan

On August 8, 2007, the Company’s board of directors approved the Enstar Group Limited Employee Share Purchase Plan and reserved 200,000 ordinary shares for issuance under the plan. The plan has not yet been approved by the Company’s shareholders and must be approved by them within 12 months of board approval. The Company intends to seek such approval at the Annual General Meeting in 2008.

(b)	Options

Prior to the Merger, the Company had no options outstanding to purchase any of its share capital. In accordance with the Merger Agreement, on January 31, 2007, fully vested options were granted by the Company to replace options previously issued by EGI with the same fair value as the EGI options.

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding — January 1, 2007	—	$—
Granted	490,371	25.40
Exercised	—	—
Forfeited	—	—

Outstanding — September 30 , 2007	490,371	$25.40

Stock options outstanding and exercisable as of September 30, 2007 were as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
Ranges of Exercise Prices	Options	Exercise Price	Contractual Life

$10 - 20	323,645	$17.20	3.4 years
40 - 60	166,726	41.32	5.9 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

EGI, prior to the Merger, had in place a Deferred Compensation and Stock Plan for Non-Employee Directors which permitted non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Upon completion of the Merger, each stock unit was converted from a right to receive a share of EGI common stock into a right to receive an Enstar Group Limited ordinary share. No additional amounts will be deferred under the plan.

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	EMPLOYEE BENEFITS — (cont’d)

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

For the quarter ended September 30, 2007, 353 restricted share units were credited to the accounts of Non-Employee Directors under the EGL Deferred Compensation Plan.

5.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Basic Earnings Per Share
Net earnings	$2,568	$10,996	$26,846	$35,183
Weighted average shares outstanding — basic	11,920,393	9,910,670	11,668,402	9,839,173

Basic Earnings per Share	$0.22	$1.11	$2.30	$3.57

Diluted Earnings Per Share
Net earnings	$2,568	$10,996	$26,846	$35,183
Weighted average shares outstanding — basic	11,920,393	9,910,670	11,668,402	9,839,173
Share equivalents:
Unvested shares	25,862	92,293	49,222	115,654
Restricted share units	353	—	119	—
Options	253,906	—	228,538	—

Weighted average shares outstanding — diluted	12,200,514	10,002,963	11,946,281	9,954,827

Diluted Earnings per Share	$0.21	$1.10	$2.24	$3.54

The weighted average ordinary shares outstanding shown for the three and nine months ended September 30, 2007 and September 30, 2006 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007 and January 1, 2006. For the nine months ended September 30, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

6.	COMMITMENTS AND CONTINGENCIES

New NIB Partners L.P.

In 2005, the Company invested approximately $28.0 million in an Alberta Limited Partnership, New NIB Partners L.P. (“New NIB”). New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holdings N.V. (formerly NIB Capital Bank N.V.) (“NIB

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	COMMITMENTS AND CONTINGENCIES — (cont’d)

Capital”) a Dutch bank, for approximately $2.2 billion. The Company owns 1.5801% of New NIB, which owns approximately 79% of NIB Capital.

On August 15, 2007, New NIB announced the sale of NIB Capital to the Icelandic Bank, Kaupthing Bank hf, which is expected to close in the fourth quarter.

SLM Corporation

On April 15, 2007, the Company entered into a Third Party Equity Commitment Letter (the “Commitment Letter”) with J.C. Flowers II L.P. (the “Flowers Fund”). The Commitment Letter provides for the Company to contribute up to an aggregate of $200 million to one or more co-investment vehicles (the “Co-Investment Vehicles”) that have been created to participate alongside the Flowers Fund and certain other investors in the proposed acquisition of SLM Corporation, commonly known as Sallie Mae. The Company’s investment is conditioned upon the conditions to the closing of the proposed acquisition of Sallie Mae being satisfied or waived by the Flowers Fund. Pursuant to the terms of the Commitment Letter, a Flowers Fund designee has been named general partner and managing member of each Co-Investment Vehicle.

The Company’s initial $200 million commitment to the Co-Investment Vehicles has been reduced to approximately $130 million. Although this commitment may be reduced further, the Company currently intends to hold a substantial investment in Sallie Mae, should the transaction be completed. In the event the transaction closes, the Company expects to receive underwriting fees for that portion of its original commitment which is taken up by other investors.

The Company has previously committed to invest an aggregate of $100 million in the Flowers Fund, of which approximately $27 million is committed to the Sallie Mae transaction. The commitment to invest $130 million in the Co-Investment Vehicles pursuant to the Commitment Letter is in addition to those prior commitments.

On September 26, 2007, J.C. Flowers & Co. LLC, on behalf of itself and its partners, informed representatives of Sallie Mae that it believes that if the conditions to the closing of the transaction were to be measured as of that date, those conditions would not be satisfied because, among other things, the company has suffered a Material Adverse Effect as that term is defined in the Merger Agreement for the transaction. That Material Adverse Effect results from, inter alia, new legislation enacted by the U.S. Congress affecting the student loan industry that is more adverse than the proposed legislation described in Sallie Mae’s 2006 report on Form 10-K to the U.S. Securities and Exchange Commission. In addition, Sallie Mae’s financial condition has been disproportionately affected by the recent liquidity crisis in the credit markets relatively to similarly sized financial services firms.

J.C. Flowers subsequently sent a revised proposal for the acquisition of Sallie Mae to the board of directors of SLM Corporation at a price that it believed reflected the changed circumstances. In response, Sallie Mae filed a lawsuit against J.C Flowers and its partners, seeking the payment by J.C. Flowers and its partners of a $900 million termination fee. In response, J.C. Flowers has filed an answer denying the principal allegations of Sallie Mae’s complaint and asserting counterclaims against Sallie Mae. The matter is now before the Delaware Chancery Court, where J.C. Flowers believes that it and its partners will prevail. However, if such parties were not to prevail, the Company could be required to pay its share of the termination fee, or approximately $16 million. A trial is likely to occur sometime during 2008, although the schedule has not yet been fixed with certainty.

J.C. Flowers II L.P. is a private investment fund for which JCF Associates II L.P. is the general partner and J.C. Flowers & Co. LLC is the investment advisor. JCF Associates II L.P. and J.C. Flowers & Co. LLC are controlled by J. Christopher Flowers, a director and one of the Company’s largest shareholders. In addition, John J. Oros, a director and the Company’s Executive Chairman, is a Managing Director of J.C. Flowers & Co. LLC.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with Messrs. J. Christopher Flowers and John J. Oros. Messrs. Flowers and Oros are members of the Company’s Board of Directors and Mr. Flowers is one of the largest shareholders of Enstar.

The transactions involving companies and partnerships where Mr. Flowers and Mr. Oros have an involvement are, with the exception of those disclosed elsewhere in the unaudited condensed consolidated financial statements, as follows:

•	On June 19, 2007 and December 22, 2006, the Company received management fees for advisory services provided to the Flowers Fund, a private investment fund, totaling $1.4 million. Of this amount $0.9 million was earned during the nine months ended September 30, 2007.

•	On June 7, 2006, the commitment made by the Company in March 2006 to invest an aggregate of $75 million in the Flowers Fund was accepted by the Flowers Fund. In addition, as a result of the Merger, the commitment made by EGI of $25 million to the Flowers Fund increases the Company’s total commitment to $100 million. The Company’s commitment may be drawn down by the Flowers Fund over approximately the next six years. As at September 30, 2007 the Flowers Fund had drawn down a total of $24.3 million of the Company’s $100 million commitment to the Flowers Fund.

8.	TAXATION

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $4.9 million increase to the January 1, 2007 balance of retained earnings.

As a result of the Company’s merger with EGI on January 31, 2007, the Company assumed approximately $15.3 million of liabilities for unrecognized tax benefits related to various U.S., state and local income tax matters, and $2.4 million of accrued interest related to uncertain tax positions as a result of EGI’s adoption of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $4.9 million.

During the nine months ended September 30, 2007 there were certain reductions to the unrecognized tax benefit due to the expiration of statutes of limitations of $8.5 million.

Within specific countries, the subsidiaries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries which operate in the U.S. and U.K. are no longer subject to audits for years before 2003 and 2005, respectively.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions could significantly decrease by up to approximately $3.6 million within the next 12 months if the statute of limitations expires on certain tax periods.

9.	SEGMENT INFORMATION

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended September 30, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(6,845)	$13,083	$6,238
Net investment income	15,150	720	15,870
Net realized gains	31	—	31

	8,336	13,803	22,139

Net reduction in loss and loss adjustment expense liabilities	(313)	—	(313)
Salaries and benefits	737	7,934	8,671
General and administrative expenses	4,100	6,790	10,890
Interest expense	1,442	—	1,442
Net foreign exchange (gain)	(4,562)	(89)	(4,651)

	1,404	14,635	16,039

Earnings (loss) before income taxes and minority interest	6,932	(832)	6,100
Income taxes	(157)	(776)	(933)
Minority interest	(2,599)	—	(2,599)

Net earnings (loss)	$4,176	$(1,608)	$2,568

	Three Months Ended September 30, 2006
	Reinsurance	Consulting	Total

Consulting fees	$(4,915)	$14,265	$9,350
Net investment income	12,388	309	12,697
Net realized gains	15	—	15

	7,488	14,574	22,062

Net reduction in loss and loss adjustment expense liabilities	(3,920)	—	(3,920)
Salaries and benefits	1,184	6,812	7,996
General and administrative expenses	1,558	2,596	4,154
Interest expenses	362	—	362
Net foreign exchange (gain)	(886)	(61)	(947)

	(1,702)	9,347	7,645

Earnings before income taxes, minority interest and share of income of partly-owned company	9,190	5,227	14,417
Income taxes	(99)	(935)	(1,034)
Minority interest	(2,619)	—	(2,619)
Share of income of partly-owned company	232	—	232

Net earnings	$6,704	$4,292	$10,996

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION — (cont’d)

	Nine Months Ended September 30, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(19,696)	$34,421	$14,725
Net investment income	48,435	2,191	50,626
Net realized gains	470	—	470

	29,209	36,612	65,821

Net increase in loss and loss adjustment expense liabilities	1,392	—	1,392
Salaries and benefits	5,840	25,993	31,833
General and administrative expenses	9,103	15,375	24,478
Interest expenses	3,767	—	3,767
Net foreign exchange (gain)	(7,650)	(16)	(7,666)

	12,452	41,352	53,804

Earnings (loss) before income taxes and minority interest	16,757	(4,740)	12,017
Income taxes	7,669	(1,509)	6,160
Minority interest	(7,014)	—	(7,014)

Earnings (loss) before extraordinary gain	17,412	(6,249)	11,163
Extraordinary gain	15,683	—	15,683

Net earnings (loss)	$33,095	$(6,249)	$26,846

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	SEGMENT INFORMATION — (cont’d)

	Nine Months Ended September 30, 2006
	Reinsurance	Consulting	Total

Consulting fees	$(13,737)	$34,687	$20,950
Net investment income	32,616	886	33,502
Net realized losses	(64)	—	(64)

	18,815	35,573	54,388

Net reduction in loss and loss adjustment expense liabilities	(10,700)	—	(10,700)
Salaries and benefits	4,803	17,633	22,436
General and administrative expenses	3,687	8,600	12,287
Interest expense	894	—	894
Net foreign exchange (gain) loss	(10,102)	1,188	(8,914)

	(11,418)	27,421	16,003

Earnings before income taxes, minority interest and share of income of partly-owned company	30,233	8,152	38,385
Income taxes	(55)	(184)	(239)
Minority interest	(7,805)	—	(7,805)
Share of income of partly-owned company	495	—	495

Earnings before extraordinary gain	22,868	7,968	30,836
Extraordinary gain	4,347	—	4,347

Net earnings	$27,215	$7,968	$35,183

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of earnings and comprehensive income for the nine-month and the three-month periods ended September 30, 2007 and 2006, and changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2006 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the years then ended; and in our report dated March 16, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  DELOITTE & TOUCHE
Hamilton, Bermuda
November 9, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

On February 23, 2007, Oceania Holdings Ltd., our wholly-owned subsidiary, completed the previously announced acquisition of Inter-Ocean Holdings Ltd., or Inter-Ocean. We acquired Inter-Ocean by purchasing all of the outstanding capital stock of Inter-Ocean from its stockholders for a total purchase price of approximately $57.5 million, which was funded with available cash on hand and the proceeds of approximately $26.8 million in new bank debt. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland. Both companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed. In April 2005, the board of directors of Inter-Ocean decided to cease underwriting. We provided management services to Inter-Ocean for approximately 13 months prior to the completion of the acquisition.

On June 12, 2007, Kenmare Holdings Ltd., or Kenmare, our wholly-owned subsidiary, completed the acquisition of Tate & Lyle Reinsurance Ltd., or Tate & Lyle, a Bermuda based reinsurance company in run-off. We acquired Tate & Lyle by purchasing all of the outstanding capital stock of Tate & Lyle from its stockholders for a total purchase price of approximately $5.9 million.

On August 28, 2007, Kenmare completed the acquisition of Marlon Insurance Company, Limited, a U.K. based reinsurance company in run-off and its related management company, Marlon Management Services Limited, or Marlon. We acquired Marlon by purchasing all of the outstanding capital stock of Marlon from its stockholders for a total purchase price of approximately $31.2 million, which was funded with available cash on hand and the proceeds of approximately $15.3 million in new bank debt.

Results of Operations

The following table sets forth Enstar’s selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands of U.S. dollars)

INCOME
Consulting fee income	$6,238	$9,350	$14,725	$20,950
Net investment income	15,870	12,697	50,626	33,502
Net realized gains (losses)	31	15	470	(64)

TOTAL INCOME	22,139	22,062	65,821	54,388

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(313)	(3,920)	1,392	(10,700)
Salaries and benefits	8,671	7,996	31,833	22,436
General and administrative expenses	10,890	4,154	24,478	12,287
Interest expense	1,442	362	3,767	894
Net foreign exchange (gain)	(4,651)	(947)	(7,666)	(8,914)

TOTAL EXPENSES	16,039	7,645	53,804	16,003

Earnings before income taxes, minority interest and share of earnings of partly-owned company	6,100	14,417	12,017	38,385
Income tax (expense) recovery	(933)	(1,034)	6,160	(239)
Minority interest	(2,599)	(2,619)	(7,014)	(7,805)
Share of net earnings of partly-owned company	0	232	0	495

Earnings before extraordinary gain	2,568	10,996	11,163	30,836
Extraordinary gain — Negative goodwill (2006: net of minority interest of $4,329)	0	0	15,683	4,347

NET EARNINGS	$2,568	$10,996	$26,846	$35,183

Comparison of Three Months Ended September 30, 2007 and 2006

We reported consolidated net earnings of approximately $2.6 million for the three months ended September 30, 2007 compared to approximately $11.0 million for the same period in 2006. The decrease of approximately $8.4 million was primarily a result of the following:

(i) an increase in salary and general administrative expenses of $7.4 million;

(ii) reductions in consulting fee income of $3.2 million, primarily due to the reduction in incentive fees on commutations and collections earned in the quarter combined with the expiration of one consulting fee arrangement;

(iii) lower reduction in loss and loss adjustment expense liabilities of $3.6 million largely due to increased cost of amortizing fair value adjustments relating to companies acquired subsequent to September 30, 2006;

(iv) increased interest expense of $1.0 million due to additional borrowings since September 30, 2006; partially offset by

(v) increased net investment income of $3.2 million; and

(vi) increased foreign exchange gains of $3.7 million arising as a result of holding surplus non-U.S. dollar currencies in the quarter.

Consulting Fees:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$13,083	$14,265	$(1,182)
Reinsurance	(6,845)	(4,915)	(1,930)

Total	$6,238	$9,350	$(3,112)

We earned consulting fees of approximately $6.2 million and $9.4 million for the three months ended September 30, 2007 and 2006, respectively. The reduction in consulting fees was primarily due to the reduction in incentive fees on commutations and collections earned in the quarter of $2.5 million combined with the expiration of one consulting fee arrangement which had generated total fees of $1.1 million for the three months ended September 30, 2006.

Internal management fees of $6.8 million and $4.9 million were paid in the three months ended September 30, 2007 and 2006, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to September 30, 2006.

Net Investment Income and Net Realized Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized Gains
	2007	2006	Variance	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$720	$309	$411	$0	$0	$0
Reinsurance	15,150	12,388	2,762	31	15	16

Total	$15,870	$12,697	$3,173	$31	$15	$16

Net investment income for the three month period ended September 30, 2007 increased by $3.2 million to $15.9 million, as compared to $12.7 million for the three-month period ended September 30, 2006. The increase was primarily attributable to the increase in average cash and investments balances from $1,160.3 million to $1,494.3 million for the three months ended September 30, 2006 and 2007. The increase in average cash and investment balances was due to the Merger and acquisitions completed subsequent to September 30, 2006. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

The average return on the cash and fixed maturities investments for the three month period ended September 30, 2007 was 4.26%, as compared to the average return of 4.38% for the three-month period ended September 30, 2006. The decrease in yield for the quarter was due to the combination of the following: 1) the impact of the adverse movement in the credit markets on the investments and investment funds held by the Company; and 2) decreasing U.S. interest rates — the U.S. Federal Funds Rate decreased from an average of 5.25% for the three months ended September 30, 2006 to an average of 5.18% for the three months ended September 30, 2007. In respect of our fixed income investments at September 30, 2007, 89.5% had a Standard & Poor’s credit rating of AAA.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The net reduction in loss and loss adjustment expense liabilities for the three months ended September 30, 2007 and 2006 was $0.3 million and $3.9 million, respectively. The change between the periods is attributable to the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired of

$5.9 million, compared to $1.4 million for the same period in 2006, partially offset by the reduction in established run-off provisions of $5.9 million to reflect 2007 run-off activity, compared to $5.5 million for the same period in 2006. The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,
	2007	2006
	(in thousands of
	U.S. dollars)

Net Losses Paid	$725	$(16,315)
Net Change in Case and LAE Reserves	(6,770)	12,042
Net Change in IBNR	6,358	8,193

Net Reduction in Loss and Loss Adjustment
Expense Liabilities	$313	$3,920

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2007	2006
	(in thousands of U.S. dollars)

Balance as of July 1	$1,627,276	$1,025,971
Less: Reinsurance Recoverables	317,126	253,961

	1,310,150	772,010
Incurred Related to Prior Years	(313)	(3,920)
Paids Related to Prior Years	725	(16,315)
Effect of Exchange Rate Movement	7,692	3,596
Acquired on Acquisition of Subsidiaries	26,728	—

Net Balance as of September 30	1,344,982	755,371
Plus: Reinsurance Recoverables	326,110	248,454

Balance as of September 30	$1,671,092	$1,003,825

Salaries and Benefits:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$7,934	$6,812	$(1,122)
Reinsurance	737	1,184	447

Total	$8,671	$7,996	$(675)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $8.7 million and $8.0 million for the three month periods ended September 30, 2007 and 2006, respectively. The increase in salaries and benefits for the consulting segment was due to the following factors: 1) the growth in staff numbers from 189, as of September 30, 2006, to 216, as of September 30, 2007, partially offset by; 2) decrease in share-based compensation expense of $1.5 million over the same period in 2006; and 3) decrease of $1.5 million in the accrual relating to the Company’s discretionary bonus plan due to reduced income in the quarter over the same period in 2006.

We expect that staff costs will continue to increase moderately during 2007 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$6,790	$2,596	$(4,194)
Reinsurance	4,100	1,558	(2,542)

Total	$10,890	$4,154	$(6,736)

General and administrative expenses attributable to the consulting segment increased by $4.2 million during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006 due primarily to the following: 1) increased professional fees of $0.5 million relating to legal and accounting costs associated with our reporting obligations as a public company; 2) an expense of $1.5 million relating to additional value added tax liabilities; 3) increased travel costs of $0.5 million relating to due diligence work on potential acquisitions; and 4) increased premises costs of $0.5 million as a result of one of our U.K. subsidiaries moving to new offices.

General and administrative expenses attributable to the reinsurance segment increased by $2.5 million during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increased costs for the current quarter related primarily to the combination of 1) additional general and administrative expenses of $2.2 million incurred in relation to companies that we acquired subsequent to September 30, 2006; and 2) additional value added tax liabilities of $0.5 million.

Interest Expense:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	1,442	362	(1,080)

Total	$1,442	$362	$(1,080)

Interest expense of $1.4 million and $0.4 million was recorded for the three month periods ended September 30, 2007 and 2006, respectively. This amount relates to the interest on the funds that were borrowed from a London-based bank to partially assist with the financing of acquisitions. The increase in 2007 over 2006 was due to the Cavell Holdings Limited, or Cavell, Inter-Ocean and Marlon facilities that were entered into subsequent to September 30, 2006.

Foreign Exchange Gain:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$89	$61	$28
Reinsurance	4,562	886	3,676

Total	$4,651	$947	$3,704

We recorded a foreign exchange gain of $4.7 million for the three month period ended September 30, 2007, as compared to a foreign exchange gain of $1.0 million for the same period in 2006. For the three months ended September 30, 2007, the foreign exchange gain arose primarily as a result of; 1) the holding of surplus British Pounds; and 2) the holding by Cavell of surplus net Canadian and Australian dollars, as required by local regulatory obligations, in the reinsurance segment at a time when these currencies have been appreciating against the U.S. Dollar.

The gain for the three-month period ended September 30, 2006 arose as a result of having a short-term surplus of British Pounds during a period of strengthening of the British Pound against the U.S. Dollar.

Income Tax Expense:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$776	$935	$159
Reinsurance	157	99	(58)

Total	$933	$1,034	$101

We recorded income tax expense of $0.9 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively.

Minority Interest:

	Three Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(2,599)	(2,619)	20

Total	$(2,599)	$(2,619)	$20

We recorded a minority interest in earnings of $2.6 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively, reflecting the 49.9% minority interest in the earnings from Hillcot Holdings Limited, or Hillcot, and Brampton Insurance Company Limited, or Brampton.

Comparison of Nine Months Ended September 30, 2007 and 2006

We reported consolidated net earnings of approximately $26.8 million for the nine months ended September 30, 2007 compared to approximately $35.2 million for the same period in 2006. Included as part of net earnings for 2007 and 2006 are extraordinary gains relating to negative goodwill of $15.7 million and $4.3 million (net of minority interest of $4.3 million), respectively. For the nine months ended September 30, 2007, we reported earnings before extraordinary gains of approximately $11.2 million compared to earnings before extraordinary gains of approximately $30.8 million for the same period in 2006. The decrease of approximately $19.6 million was primarily a result of the following:

(i) an increase in salary and general administrative expenses of $21.6 million;

(ii) reductions in consulting fee income of $6.2 million, primarily due to the expiry of one consulting fee engagement, and the reduction in fees generated from companies that were subsequently acquired;

(iii) lower reduction in loss and loss adjustment expense liabilities of $12.1 million largely due to increased cost of amortizing fair value adjustments relating to companies acquired subsequent to September 30, 2006;

(iv) increased interest expense of $2.9 million due to additional borrowings since September 30, 2006; partially offset by

(v) an increase in net investment income of $17.1 million; and

(vi) an increase in income tax recovery of $6.4 million relating primarily to the expiry of the statute of limitations on certain of our previously recorded uncertain tax liabilities.

Consulting Fees:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$34,421	$34,687	$(266)
Reinsurance	(19,696)	(13,737)	(5,959)

Total	$14,725	$20,950	$(6,225)

We earned consulting fees of approximately $14.7 million and $21.0 million for the nine months ended September 30, 2007 and 2006, respectively. The reduction in consulting fees primarily relates to the following: 1) expiry of one external consulting fee arrangement which had generated total fees of $3.4 million for the nine months ended September 30, 2006; 2) a reduction in $1.0 million of incentive fees earned for the nine-months ended September 30, 2007; and 3) $1.0 million in fees from third party companies earned to September 30, 2006 that were subsequently acquired and now form part of internal management fee income.

Internal management fees of $19.7 million and $13.7 million were paid in the nine months ended September 30, 2007 and 2006, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to September 30, 2006.

Net Investment Income and Net Realized Gains/(Losses):

	Nine Months Ended September 30,
	Net Investment Income			Net Realized Gains/(Losses)
	2007	2006	Variance	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$2,191	$886	$1,305	$0	$0	$0
Reinsurance	48,435	32,616	15,819	470	(64)	534

Total	$50,626	$33,502	$17,124	$470	$(64)	$534

Net investment income for the nine month period ended September 30, 2007 increased by $17.1 million to $50.6 million, as compared to $33.5 million for the nine month period ended September 30, 2006. The increase was primarily attributable to the increase in average cash and investment balances from $1,051.3 million to $1,452.8 million for the nine months ended September 30, 2006 and 2007, respectively. The increase in average cash and investment balances was due to the Merger and acquisitions that were completed subsequent to September 30, 2006.

The average return on the cash and fixed maturities investments for the nine month period ended September 30, 2007 was 4.69%, as compared to the average return of 4.24% for the nine month period ended September 30, 2006. The increase in yield was primarily the combination of 1) increasing U.S. interest rates — the U.S. Federal Funds Rate increased from an average of 4.86% for the nine months ended September 30, 2006 to an average of 5.23% for the nine months ended September 30, 2007; partially offset by 2) the impact during the third quarter of 2007, of the adverse movement in the credit markets on the investments and investment funds held by us. Net realized gains/(losses) for the nine months ended September 30, 2007 and 2006 were $0.5 million and $(0.1) million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

Net (Increase) Reduction in Loss and Loss Adjustment Expense Liabilities:

Net (increase) reduction in loss and loss adjustment expense liabilities for the nine months ended September 30, 2007 and 2006 were $(1.4) million and $10.7 million, respectively. The change in the period is attributable to the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $17.6 million compared to $4.0 million for the same period in 2006, an increase in loss and loss adjustment expense liabilities of $0.2 million, partially offset by the reduction in estimates of loss adjustment expense liabilities of $17.1 million, to reflect 2007 run-off activity, compared to $15.3 million for the same period in 2006.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(in thousands of U.S. dollars)

Net Losses Paid	$(11,931)	$(43,771)
Net Change in Case and LAE Reserves	(8,538)	28,163
Net Change in IBNR	19,077	26,308

Net (Increase) Reduction in Loss and Loss Adjustment Expense Liabilities	$(1,392)	$10,700

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2007	2006
	(in thousands of U.S. dollars)

Balance as of January 1	$1,214,419	$806,559
Less: Reinsurance Recoverables	342,160	213,399

	872,259	593,160
Incurred Related to Prior Years	1,392	(10,700)
Paids Related to Prior Years	(11,931)	(43,771)
Effect of Exchange Rate Movement	16,584	8,434
Acquired on Acquisition of Subsidiaries	466,678	208,248

Net Balance as of September 30	1,344,982	755,371
Plus: Reinsurance Recoverables	326,110	248,454

Balance as of September 30	$1,671,092	$1,003,825

Salaries and Benefits:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$25,993	$17,633	$(8,360)
Reinsurance	5,840	4,803	(1,037)

Total	$31,833	$22,436	$(9,397)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $31.8 million and $22.4 million for the nine month periods ended September 30, 2007 and 2006, respectively. The increase in salaries and benefits for the consulting segment was due to the following factors: 1) The growth in staff numbers from 189, as of September 30, 2006, to 216, as of September 30, 2007; 2) On May 23, 2006, we entered into an agreement and plan of merger and a recapitalization agreement which resulted in our existing annual incentive compensation plan being cancelled and the modification of the accounting treatment for share-based awards from a book value plan to a fair value plan — the net effect of these changes was to reduce the total salaries and benefits by $2.0 million; and 3) payment of a special bonus to Mr. John J. Oros and Mr. Nimrod T. Frazer, totaling $2 million, in recognition of their contributions to the successful completion of the Merger. We expect that staff costs will continue to increase moderately during 2007 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$15,375	$8,600	$(6,775)
Reinsurance	9,103	3,687	(5,416)

Total	$24,478	$12,287	$(12,191)

General and administrative expenses attributable to the consulting segment increased by $6.8 million during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 due primarily to the following: 1) increased professional fees of $3.2 million relating to legal, accounting and filing costs associated with our reporting obligations as a public company; 2) an expense of $1.5 million relating to additional value added tax liabilities; and 3) increased premises costs of $0.5 million as a result of one of our U.K. subsidiaries moving to new offices.

General and administrative expenses attributable to the reinsurance segment increased by $5.4 million during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006. The increased costs for the period related primarily to the following: 1) additional general and administrative expenses of $3.8 million incurred in relation to companies that we acquired subsequent to September 30, 2006; 2) increased professional fees of $1.0 million; and 3) additional value added tax liabilities of $0.8 million.

Interest Expense:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	3,767	894	(2,873)

Total	$3,767	$894	$(2,873)

Interest expense of $3.8 million and $0.9 million was recorded for the nine months ended September 30, 2007 and 2006, respectively. This amount relates to the interest on the funds that were borrowed from a London-based bank to partially assist with the financing of acquisitions. The increase in 2007 over 2006 was due to the Cavell, Inter-Ocean and Marlon facilities that were entered into subsequent to September 30, 2006.

Foreign Exchange Gain/(Loss):

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$16	$(1,188)	$1,204
Reinsurance	7,650	10,102	(2,452)

Total	$7,666	$8,914	$(1,248)

We recorded a foreign exchange gain of $7.7 million for the nine month period ended September 30, 2007, as compared to a foreign exchange gain of $8.9 million for the same period in 2006. For the nine months ended September 30, 2007, the foreign exchange gain arose primarily as a result of: 1) the holding of surplus British Pounds; 2) the holding by Cavell of surplus net Canadian and Australian dollars, as required by local regulatory obligations at a time when these currencies have been appreciating against the U.S. Dollar.

The gain for the nine-month period ended September 30, 2006 arose as a result of having a short-term surplus British Pounds following our acquisition of Brampton during a period of strengthening of the British Pound against the U.S. Dollar.

Income Tax (Expense)/Recovery:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,509)	$(184)	$(1,325)
Reinsurance	7,669	(55)	7,724

Total	$6,160	$(239)	$6,399

We recorded an income tax recovery/(expense) of $6.2 million and $(0.2) million for the nine months ended September 30, 2007 and 2006, respectively.

Income tax (expense) of $(1.5) million and $(0.2) million were recorded in the consulting segment for the nine months ended September 30, 2007 and 2006, respectively. The variance between the two periods arose because, in 2006, we applied available loss carryforwards from our U.K. insurance companies to relieve profits in our U.K. consulting companies.

During the quarter ended June 30, 2007, in the reinsurance segment, the statute of limitations expired on certain previously recorded uncertain tax liabilities, resulting in a benefit of $8.5 million.

Minority Interest:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(7,014)	(7,805)	791

Total	$(7,014)	$(7,805)	$791

We recorded a minority interest in earnings of $7.0 million and $7.8 million for the nine months ended September 30, 2007 and 2006, respectively, reflecting the 49.9% minority interest in the earnings from Hillcot and Brampton.

Negative Goodwill:

	Nine Months Ended September 30,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	15,683	4,347	11,336

Total	$15,683	$4,347	$11,336

Negative goodwill of $15.7 million and $4.3 million (net of minority interest of $4.3 million) was recorded for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2007. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value. The negative goodwill of $4.3 million (net of minority interest of $4.3 million) for the nine months ended September 30, 2006 related to the acquisition of Brampton and arose primarily as a result of the income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004, and the date the acquisition closed, March 30, 2006.

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

As of September 30, 2007, the insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital with the exception of three subsidiaries where retained earnings of $22.9 million requires regulatory approval prior to distribution.

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and maturities of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions, additional investments and, in the past, for dividend payments to shareholders. We expect that our reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect that our consulting segment operating cash flows will generally be breakeven. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate its business. We currently do not intend to pay cash dividends on our ordinary shares.

Our total assets were $2,523.3 million at September 30, 2007, including $792.4 million in investments, $1,075.4 million in cash and cash equivalents, and $512.4 million in reinsurance balances receivable as compared to total assets of $1,774.3 million at December 31, 2006. The increase in total assets was due primarily to the completion of the Merger and the completion of the acquisitions of Inter-Ocean and Marlon. Shareholders’ equity was $416.6 million at September 30, 2007, up from $318.6 million at December 31, 2006. The increase in shareholders’ equity was primarily a result of additional net assets of approximately $58.4 million acquired in connection with the Merger on January 31, 2007, net earnings of $26.8 million for the nine months ended September 30, 2007, an increase in other paid-in capital arising from employee share awards of $5.9 million recorded in the nine months ended September 30, 2007 and an increase in net retained earnings of $4.8 million following the adoption of FIN 48 (Accounting for Uncertainty in Income Taxes — an Interpretation of FASB 109).

Source of Funds

Operating

Net cash provided by operating activities for the nine months ended September 30, 2007 was $136.8 million compared to $23.7 million for the nine months ended September 30, 2006. This increase in cash flows is attributable to higher investment income and the sales of trading securities, offset by higher general and administrative and interest expenses and lower consulting fee income for the nine months ended September 30, 2007 as compared to the same period in 2006.

Investing

Net cash provided by investing activities was $290.3 million during the nine months ended September 30, 2007 compared to $153.2 million during the nine months ended September 30, 2006. Investing cash flows consist primarily of cash acquired and used for acquisitions along with net proceeds on the sale and purchase of investments. The increase in cash flows is due to an increase net proceeds from maturities and sales, partially offset by an increase in cash allocated as restricted for use during the nine months ended September 30, 2007 as compared to the same period in 2006.

Financing

Net cash provided by (used in) financing activities was $22.4 million during the nine months ended September 30, 2007 compared to $(54.9) million during the nine months ended September 30, 2006. Cash provided by financing activities is primarily attributable to the combination of the receipt of bank loans, offset by the repurchase of our ordinary shares in respect of the Merger. In 2006, cash flows used in financing activities represented the combination of redemption of shares, dividends paid and the repayment of bank and vendor loans, offset by net capital contributions by the minority interest shareholder of a subsidiary and receipt of a bank loan.

Commitments and Contingencies

In 2005, we invested approximately $28.0 million in an Alberta Limited Partnership, New NIB Partners L.P., or New NIB. New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holdings N.V. (formerly NIB Capital Bank N.V.), or NIB Capital, a Dutch bank, for approximately $2.2 billion. We own 1.5801% of New NIB, which owns approximately 79% of NIB Capital.

On August 15, 2007, New NIB announced the sale of NIB Capital to the Icelandic Bank, Kaupthing Bank hf, which is expected to close in the fourth quarter.

On April 15, 2007, we entered into a Third Party Equity Commitment Letter (the “Commitment Letter”) with J.C. Flowers II L.P. (the “Flowers Fund”). The Commitment Letter provides for us to contribute up to an aggregate of $200 million to one or more co-investment vehicles (the “Co-Investment Vehicles”) that have been created to participate alongside the Flowers Fund and certain other investors in the proposed acquisition of SLM Corporation, commonly known as Sallie Mae. Our investment is conditioned upon the conditions to the closing of the proposed acquisition of Sallie Mae being satisfied or waived by the Flowers Fund. Pursuant to the terms of the Commitment Letter, a Flowers Fund designee has been named general partner and managing member of each Co-Investment Vehicle.

Our initial $200 million commitment to the Co-Investment Vehicles has been reduced to approximately $130 million. Although this commitment may be reduced further, we currently intend to hold a substantial investment in Sallie Mae, should the transaction be completed. In the event the transaction closes, we expect to receive underwriting fees for that portion of our original commitment which is taken up by other investors.

We have previously committed to invest an aggregate of $100 million in the Flowers Fund, of which approximately $27 million is committed to the Sallie Mae transaction. The commitment to invest $130 million in the Co-Investment Vehicles pursuant to the Commitment Letter is in addition to those prior commitments.

On September 26, 2007, J.C. Flowers & Co. LLC, on behalf of itself and its partners, informed representatives of Sallie Mae that it believes that if the conditions to the closing of the transaction were to be measured as of that date, those conditions would not be satisfied because, among other things, the company has suffered a Material Adverse Effect as that term is defined in the Merger Agreement for the transaction. That Material Adverse Effect results from, inter alia, new legislation enacted by the U.S. Congress affecting the student loan industry that is more adverse than the proposed legislation described in Sallie Mae’s 2006 report on Form 10-K to the U.S. Securities and Exchange Commission. In addition, Sallie Mae’s financial condition has been disproportionately affected by the recent liquidity crisis in the credit markets relatively to similarly sized financial services firms.

J.C. Flowers subsequently sent a revised proposal for the acquisition of Sallie Mae to the board of directors of SLM Corporation at a price that it believed reflected the changed circumstances. In response, Sallie Mae filed a lawsuit against J.C Flowers and its partners, seeking the payment by J.C. Flowers and its partners of a $900 million termination fee. In response, J.C. Flowers has filed an answer denying the principal allegations of Sallie Mae’s complaint and asserting counterclaims against Sallie Mae. The matter is now before the Delaware Chancery Court, where J.C. Flowers believes that it and its partners will prevail. However, if such parties were not to prevail, we could be required to pay our share of the termination fee, or approximately $16 million. A trial is likely to occur sometime during 2008, although the schedule has not yet been fixed with certainty.

J.C. Flowers II L.P. is a private investment fund for which JCF Associates II L.P. is the general partner and J.C. Flowers & Co. LLC is the investment advisor. JCF Associates II L.P. and J.C. Flowers & Co. LLC are controlled by J. Christopher Flowers, a director and one our largest shareholders. In addition, John J. Oros, a director and our Executive Chairman, is a Managing Director of J.C. Flowers & Co. LLC.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 16, 2007.

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2007, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

10	.1*†	Enstar Group Limited Employee Share Purchase Plan.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith
†	Denotes management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

10	.1*†	Enstar Group Limited Employee Share Purchase Plan.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith
†	Denotes management contract or compensatory arrangement