Form 10-K
period 2007-12-31
Enstar Group LTD
filed 2008-02-29
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33289
ENSTAR GROUP LIMITED
(Exact name of registrant as specified in its charter)

BERMUDA	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007, was approximately $753,157,370.

As of February 25, 2008, the registrant had outstanding 11,909,969 ordinary shares, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2008 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Background

Enstar Group Limited (formerly Castlewood Holdings Limited), referred to herein as “Enstar,” “we,” “us,” or “our,” was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. On January 31, 2007, Enstar completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, or CWMS, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned an approximately 32% economic and 50% voting interest in Enstar.

In addition, immediately prior to the closing of the Merger, Enstar completed a recapitalization pursuant to which it: (1) exchanged all of its outstanding shares of Enstar; (2) designated its initial Board of Directors immediately following the Merger; (3) repurchased certain of its shares held by Trident II, L.P. and its affiliates; (4) made payments totaling $5,076,000 to certain of its executive officers and employees as an incentive to remain with Enstar following the Merger; and (5) purchased, through its wholly-owned subsidiary, Enstar Limited, the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident II, L.P.

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

Following the purchase of a run-off company or the engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Enstar’s approach to managing its acquired companies in run-off, as well as run-off companies or portfolios of businesses on behalf of third-party clients, includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement for an agreed upon up-front payment by Enstar, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. Enstar attempts to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

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

Insureds and reinsureds are often willing to commute with Enstar, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide a source of funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, all of Enstar’s insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time. Many sellers of companies that Enstar acquires have secure claims paying ratings and ongoing underwriting relationships with insureds and reinsureds which often hinders their ability to commute the underlying insurance or reinsurance policies. Enstar’s lack of claims paying rating and its lack of potential conflicts with insureds and reinsureds of companies it acquires provides a greater ability to commute the newly acquired policies than that of the sellers.

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

Recent Acquisitions

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

In October 2006, Enstar, through its subsidiary Virginia Holdings Ltd., or Virginia, purchased Cavell Holdings Limited (U.K.), or Cavell, for approximately £31.8 million (approximately $59.5 million). Cavell owns a U.K. reinsurance company and a Norwegian reinsurer, both of which wrote portfolios of international reinsurance business and went into run-off in 1993 and 1992, respectively. The purchase price was funded by $24.5 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. In February 2008, Virginia repaid its bank debt in full.

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

On January 31, 2007, Enstar completed the Merger of CWMS with and into EGI and, as a result, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned approximately 32% economic and 50% voting interests in Enstar. As a result of the completion of the Merger, B.H. Acquisition Ltd., or B.H. Acquisition, is now a wholly-owned subsidiary of Enstar.

On February 23, 2007, Enstar through Oceania Holdings Ltd, its wholly-owned subsidiary, completed the acquisition of Inter-Ocean Holdings Ltd., or Inter-Ocean. The total purchase price was approximately $57.5 million, which was funded by $26.8 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Inter-Ocean owns two reinsurers, one based in Bermuda and one based in Ireland. Both of these companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed. In October 2007, Oceania repaid its bank debt in full.

On June 12, 2007, Enstar completed the acquisition of Tate & Lyle Reinsurance Ltd., or Tate & Lyle, for total consideration of approximately $5.9 million. Tate & Lyle is a Bermuda-based reinsurance company.

On August 28, 2007, Enstar completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited for total consideration of approximately $31.2 million, which was funded by $15.3 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Marlon Insurance Company Limited and Marlon Management Services Limited, together referred to herein as Marlon, are both U.K.-based companies. In February 2008, the facility loan was repaid in full.

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

In December 2007, Enstar, in conjunction with JCF FPK I L.P., or “JCF FPK,” and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller, or FPKCCW, and the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. Mr. Flowers is the founder and Managing Member of J.C. Flowers & Co. LLC. Mr. John J. Oros, Enstar’s Executive Chairman and a member of Enstar’s board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and Enstar. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPKCCW. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. Enstar owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $455.0 million. Since January 1, 2008, Enstar has committed capital of approximately £36.0 million (approximately $72.0 million) to Lloyd’s Syndicate 2008. Enstar’s capital commitment was financed by approximately £12.0 million (approximately $24.0 million) from bank finance; approximately £11.0 million (approximately $22.0 million) from the Flowers

Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

On December 10, 2007, Enstar entered into a definitive agreement for the purchase from AMP Limited, or AMP, of AMP’s Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of approximately AUS$440.0 million (approximately $417.0 million), will be financed by approximately AUS$301.0 million (approximately $285.0 million) from bank finance jointly with a London-based bank and a German bank, in which the Flowers Fund is a significant shareholder of the German bank; approximately AUS$42.0 million (approximately $40.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AUS$97.0 million (approximately $92.0 million) from available cash on hand. Following approval of the transaction by Australian regulatory authorities on February 20, 2008, Enstar expects the transaction to close on March 5, 2008. The interest rate on the bank loan is LIBOR plus 2.2% and is repayable within six years.

On December 13, 2007, Enstar entered into a definitive agreement for the purchase of Guildhall Insurance Company Limited, a U.K.-based insurance and reinsurance company that has been in run-off since 1986. The acquisition was completed on February 29, 2008. The purchase price, including acquisition expenses, of approximately £32.0 million (approximately $64.0 million) was financed by the drawdown of approximately £16.5 million (approximately $33.0 million) from a facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £10.5 million (approximately $21.0 million) from available cash on hand. The interest rate on the bank loan is LIBOR plus 2% and is repayable within five years.

Management of Run-Off Portfolios

Enstar is a party to several management engagements pursuant to which it has agreed to manage the run-off portfolio of a third party. Such arrangements are advantageous for third-party insurers because they allow a third-party insurer to focus their management efforts on their core competency while allowing them to maintain the portfolio of business on their balance sheet. In addition, Enstar’s expertise in managing portfolios in run-off allows the third-party insurer the opportunity to potentially realize positive operating results if Enstar achieves its objectives in management of the run-off portfolio. Enstar specializes in the collection of reinsurance receivables through its subsidiary Kinsale Brokers Limited. Through Enstar’s subsidiaries, Enstar (US) Inc., (formerly Castlewood (US) Inc.) and Cranmore Adjusters Limited, Enstar also specializes in providing claims inspection services whereby Enstar is engaged by third-party insurance and reinsurance providers to review certain of their existing insurance and reinsurance exposures, relationships, policies and/or claims history.

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

Management Agreements

Enstar has eight management agreements with third-party clients to manage certain run-off portfolios with gross loss reserves, as of December 31, 2007, of approximately $1.7 billion. The fees generated by these engagements include both fixed and incentive-based remuneration based on Enstar’s success in achieving certain objectives. These agreements do not include the recurring engagements managed by Enstar’s claims inspection and reinsurance collection subsidiaries, Cranmore Adjusters Limited and Kinsale Brokers Limited, respectively.

Claims Management and Administration

An integral factor to Enstar’s success is its ability to analyze, administer, manage and settle claims and related expenses, such as loss adjustment expenses. Enstar’s claims teams are located in different offices within its organization and provide global claims support. Enstar has implemented effective claims handling guidelines along with claims reporting and control procedures in all of its claims units. To ensure that claims are appropriately handled and reported in accordance with these guidelines, all claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken.

When Enstar receives notice of a claim, regardless of size and regardless of whether it is a paid claim request or a reserve advice, it is reviewed and recorded within its claims system, reserving Enstar’s rights where appropriate. Claims reserve movements and payments are reviewed daily, with any material movements being reported to management for review. This enables “flash reporting” of significant events and potential insurance or reinsurance losses to be communicated to senior management worldwide on a timely basis irrespective from which geographical location or business unit location the exposure arises.

Enstar is also able to efficiently manage claims and obtain savings through its extensive relationships with defense counsel (both in-house and external), third-party claims administrators and other professional advisors and experts. Enstar has developed relationships and protocols to reduce the number of outside counsel by consolidating claims of similar types and complexity with experienced law firms specializing in the particular type of claim. This approach has enabled Enstar to more efficiently manage outside counsel and other third parties, thereby reducing expenses, and to establish closer relationships with ceding companies.

When appropriate, Enstar negotiates with direct insureds to buy back policies either on favorable terms or to mitigate against existing and/or potential future indemnity exposures and legal costs in an uncertain and constantly evolving legal environment. Enstar also pursues commutations on favorable terms with ceding companies of reinsurance business in order to realize savings or to mitigate against potential future indemnity exposures and legal costs. Such buy-backs and commutations typically eliminate all past, present and future liability to direct insureds and reinsureds in return for a lump sum payment.

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

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claims history do not exist. There is significant coverage litigation involved with these exposures which creates further uncertainty in the estimation of the liabilities. Therefore, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by Enstar will be adequate or will not be adversely affected by the development of other latent exposures. The actuarial methods used to estimate ultimate loss and ALAE for Enstar’s latent exposures are discussed below.

For the non-latent loss exposures, a range of traditional loss development extrapolation techniques is applied. Incremental paid and incurred loss development methodologies are the most commonly used methods. Traditional cumulative paid and incurred loss development methods are used where inception-to-date, cumulative paid and reported incurred loss development history is available. These methods assume that groups of losses from similar exposures will increase over time in a predictable manner. Historical paid and incurred loss development experience is examined for earlier underwriting years to make inferences about how later underwriting years’ losses will develop. Where company-specific loss information is not available or not reliable, industry loss development information published by reliable industry sources such as the Reinsurance Association of America is considered.

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

Gross Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007
	(in thousands of U.S. dollars)

Reserves assumed	$419,717	$284,409	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449
1 year later	348,279	302,986	365,913	900,274	909,984	1,227,427
2 years later	360,558	299,281	284,583	1,002,773	916,480
3 years later	359,771	278,020	272,537	1,012,483
4 years later	332,904	264,040	243,692
5 years later	316,257	242,278
6 years later	294,945

	Year Ended December 31,
Gross Paid Losses	2001	2002	2003	2004	2005	2006	2007
	(in thousands of U.S. dollars)

1 year later	$97,036	$43,721	$19,260	$110,193	$117,666	$90,185
2 years later	123,844	64,900	43,082	226,225	198,407
3 years later	142,282	84,895	61,715	305,913
4 years later	160,193	101,414	75,609
5 years later	174,476	110,155
6 years later	181,800
Reserve Redundancy/ (Deficiency)	$124,772	$42,131	$137,839	$34,830	$(109,921)	$(13,008)

Net Loss and Loss
Adjustment	Year Ended December 31,
Expense Reserves	2001	2002	2003	2004	2005	2006	2007
	(in thousands of U.S. dollars)

Reserves assumed	$224,507	$184,518	$230,155	$736,660	$593,160	$872,260	$1,163,485
1 year later	190,768	176,444	220,712	653,039	590,153	875,636
2 years later	176,118	178,088	164,319	652,195	586,059
3 years later	180,635	138,251	149,980	649,355
4 years later	135,219	129,923	136,611
5 years later	124,221	119,521
6 years later	114,375

	Year Ended December 31,
Net Paid Losses	2001	2002	2003	2004	2005	2006	2007
	(in thousands of U.S. dollars)

1 year later	$38,634	$10,557	$11,354	$78,488	$79,398	$43,896
2 years later	32,291	24,978	6,312	161,178	125,272
3 years later	44,153	17,304	9,161	206,351
4 years later	34,483	24,287	(1,803)
5 years later	39,232	9,686
6 years later	23,309
Reserve Redundancy/ (Deficiency)	$110,132	$64,997	$93,544	$87,304	$7,101	$(3,376)

The $13.0 million gross deficiency arising in 2007 on gross reserves carried at December 31, 2006 is comprised of $44.3 million deficiency on one of Enstar’s subsidiaries offset by $31.3 million redundancy in Enstar’s remaining insurance and reinsurance entities. This subsidiary benefits from substantial reinsurance protection such that the $44.3 million gross deficiency is reduced to a $2.1 million net deficiency.

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands of U.S. dollars)

Net reserves for losses and loss adjustment expenses, beginning of period	$872,259	$593,160	$736,660	$230,155	$184,518
Incurred related to prior years	(24,482)	(31,927)	(96,007)	(13,706)	(24,044)
Paids related to prior years	(20,422)	(75,293)	(69,007)	(19,019)	(4,094)
Effect of exchange rate movement	18,625	24,856	3,652	4,124	10,575
Acquired on acquisition of subsidiaries	317,505	361,463	17,862	535,106	63,200

Net reserves for losses and loss adjustment expenses, end of period	$1,163,485	$872,259	$593,160	$736,660	$230,155

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

Policy buy-backs provide an opportunity for Enstar to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of Enstar’s routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Enstar’s actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” beginning on page 53), compares the trend of Enstar’s loss development to that of the industry. To the extent that the trend of Enstar’s loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

Year Ended December 31, 2007

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2007 was $24.5 million, excluding the impacts of adverse foreign exchange rate movements of $18.6 million and including both net reduction in loss and loss adjustment expense liabilities of $9.0 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $0.3 million.

The net reduction in loss and loss adjustment expense liabilities for 2007 of $24.5 million was attributable to a reduction in estimates of net ultimate losses of $30.7 million and a reduction in estimates of loss adjustment expense liabilities of $22.0 million, relating to 2007 run-off activity, partially offset by an increase in aggregate provisions for bad debt of $1.7 million, primarily relating to companies acquired in 2006, and the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $26.5 million.

The reduction in estimates of net ultimate losses of $30.7 million comprised net adverse incurred loss development of $1.0 million offset by reductions in estimates of IBNR reserves of $31.7 million. An increase in estimates of net ultimate losses of $2.1 million relating to one of Enstar’s insurance entities was offset by reductions in estimates of net ultimate losses of $32.8 million in Enstar’s remaining insurance and reinsurance entities.

The net adverse incurred loss development of $1.0 million and reductions in IBNR reserves of $31.7 million, respectively, comprised the following:

(i) net adverse incurred loss development in one of Enstar’s reinsurance entities of $36.6 million, whereby advised case reserves of $16.9 million were settled for net paid losses of $53.5 million. This net adverse incurred loss development resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 12 commutations of assumed and ceded exposures below carried reserve levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in a decrease in the estimate of IBNR loss reserves of $13.1 million after consideration of the $36.6 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Of the 12 commutations completed for this entity, three were among its top ten cedant exposures. The remaining 9 were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the ultimate adverse loss development of $23.4 million was largely offset by a recoverable from a single AA- rated reinsurer such that a net ultimate loss of $2.1 million was retained by Enstar;

(ii) net favorable incurred loss development of $29.0 million, comprising net paid loss recoveries, relating to another one of Enstar’s reinsurance companies, offset by increases in net IBNR loss reserves of $29.0 million, resulting in no ultimate gain or loss. This reinsurance company has retrocessional arrangements providing for full reinsurance of all risks assumed; and

(iii) net favorable incurred loss development of $6.5 million in Enstar’s remaining insurance and reinsurance entities together with reductions in IBNR reserves of $26.3 million. The net favorable incurred loss development in Enstar’s remaining insurance and reinsurance entities of $6.6 million, whereby net advised case and LAE reserves of $2.5 million were settled for net paid loss recoveries of $4.0 million, arose from the settlement of non-commuted losses in the year below carried reserves and approximately 57 commutations of assumed and ceded exposures at less than case and LAE reserves. Enstar adopts a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to Enstar’s remaining insurance and reinsurance companies amounted to $26.3 million and results from the application of Enstar’s reserving methodologies to (a) the reduced historical incurred loss development information relating to remaining exposures after the 57 commutations, and (b) reduced case and LAE reserves in the aggregate. Of the 57 commutations completed during 2007 for the remaining Enstar reinsurance and insurance companies, five were among their top ten cedant and/or reinsurance exposures. The remaining 52 were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

Year Ended December 31, 2006

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2006 was $31.9 million, excluding the impacts of adverse foreign exchange rate movements of $24.9 million and including both net reduction in loss and loss adjustment expense liabilities of $2.7 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $1.3 million. The net reduction in loss and loss adjustment expense liabilities for 2006 of $31.9 million was attributable to a reduction in estimates of net ultimate losses of $21.4 million, a reduction in estimates of loss adjustment expense liabilities of $15.1 million relating to 2006 run-off activity, a reduction in aggregate provisions for bad debt of $6.3 million, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.9 million. The reduction in estimates of net ultimate losses of $21.4 million comprised net adverse incurred loss development of $37.9 million offset by reductions in estimates of IBNR reserves of $59.3 million. An increase in estimates of ultimate losses of $3.4 million relating to one of Enstar’s insurance entities was offset by reductions in estimates of net ultimate losses of $24.8 million in Enstar’s remaining insurance and reinsurance entities.

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

The adverse incurred loss development of $59.2 million relating to one of Enstar’s insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately ten commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed A&E loss reporting time-lag as discussed further below. Of the ten commutations completed for this entity, two were among its top ten cedant and/or reinsurance exposures. The remaining eight were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the adverse loss development of $59.2 million was largely offset by a recoverable from a single AA- rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by Enstar.

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

The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to Enstar’s remaining insurance and reinsurance companies (i.e., excluding the net $55.8 million reduction in IBNR reserves relating to the entity referred to above) amounted to $3.5 million. This net reduction is comprised of an increase of $19.8 million resulting from (i) a change in assumptions as to the appropriate loss reporting time lag for asbestos related exposures from two to three years and for environmental exposures from two to two and one-half years, which resulted in an increase in net IBNR reserves of $6.4 million, and (ii) a reduction in ceded IBNR recoverables of $13.4 million resulting from the commutation of ceded reinsurance protections. The increase in IBNR of $19.8 million is offset by a reduction of $23.3 million resulting from the application Enstar’s reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 35 commutations, and (ii) reduced case and LAE reserves in the aggregate. Of the 35 commutations completed during 2006 for the remaining Enstar reinsurance and insurance companies, ten were among their top ten cedant and/or reinsurance exposures. The remaining 25 were of a smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

Year Ended December 31, 2005

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2005 was $96.0 million, excluding the impacts of adverse foreign exchange rate movements of $3.7 million and including both net reduction in loss and loss adjustment expense liabilities of $7.4 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $1.3 million. The net reduction in loss and loss adjustment expense liabilities for 2005 of $96.0 million was attributable to a reduction in estimates of net ultimate losses of $73.2 million, a reduction in estimates of loss adjustment expense liabilities of $10.5 million, relating to 2005 run-off activity, and a reduction in aggregate provisions for bad debt of $20.2 million, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $7.9 million. The reduction in estimates of net ultimate losses of $73.2 million was comprised of favorable incurred loss development during the year of $5.9 million and reductions in estimates of IBNR reserves of $67.3 million. The favorable incurred loss development, whereby advised case and LAE reserves of $74.9 million were settled for net paid losses of $69.0 million, arose from approximately 68 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of non-commuted losses in the year below carried reserves. Enstar adopts a disciplined approach, through claims adjusting and the inspection of underlying policyholder records, to the review and settlement of non-commuted claims such that settlements may often be achieved below the level of the originally advised loss.

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

Year Ended December 31, 2004

Net reduction in loss and loss adjustment expense for the year ended 2004 amounted to $13.7 million, excluding the impacts of adverse foreign exchange rate movements of $4.1 million and including premium and commission adjustments triggered by incurred losses of $0.1 million. Total favorable net incurred loss development during 2004 of $14.7 million, whereby advised case and LAE reserves of $33.7 million were settled for net paid losses of $19.0 million, included adverse incurred development of A&E exposures the combination of which resulted in a net increase in IBNR loss reserves of $15.7 million. The increase in IBNR of $15.7 million offset by the favorable incurred development of $14.7 million resulted in an increase in net ultimate losses of $1.0 million. The favorable incurred loss development arose from approximately 36 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of losses in the year below carried reserves. Of the 36 commutations completed during 2004, three were among the top ten cedant and/or reinsurance exposures of the individual Enstar reinsurance subsidiaries involved. The remaining 33 were of smaller size, consistent with Enstar’s approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. There was no change to the provisions for bad debts in 2004. In 2004, Enstar reduced its estimate of loss adjustment expense liabilities by $14.7 million relating to 2004 run-off activity.

Year Ended December 31, 2003

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

Enstar’s A&E exposure is administered out of its offices in the United Kingdom and Rhode Island and centrally administered from the United Kingdom. In light of the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, management believes that it is prudent to have a centrally administered claim facility to handle A&E claims on behalf of all of Enstar’s subsidiaries. Enstar’s A&E claims staff, working in conjunction with two U.S.-qualified attorneys experienced in A&E liabilities, proactively administers, on a cost-effective basis, the A&E claims submitted to Enstar’s insurance and reinsurance subsidiaries.

Enstar uses industry benchmarking methodologies to estimate appropriate IBNR reserves for Enstar’s A&E exposures. These methods are based on comparisons of Enstar’s loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each relevant Enstar subsidiary and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by Enstar’s independent actuaries to estimate IBNR for A&E exposures.

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

3. Reserve-to-Paid Method.  In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by Enstar’s paid-to-date losses to estimate Enstar’s reserves. Specific considerations in the application of this method include the completeness of Enstar’s paid-to-date loss information, the potential acceleration or deceleration in Enstar’s payments (relative to the industry) due to Enstar’s claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both Enstar and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to Enstar portfolios which do not have complete inception-to-date paid loss history could produce misleading results. To address this potential disadvantage, a variation of the method is also considered, which multiplies the ratio of estimated industry reserves to industry losses paid during a recent period of time (e.g. 5 years) times Enstar’s paid losses during that period.

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

Within the annual loss reserve studies produced by Enstar’s external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (e.g. asbestos, environmental, casualty and property) and lines of business written (e.g. marine, aviation and non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

As of December 31, 2007, Enstar had 19 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 146 reserve categories in total, including 22 distinct asbestos reserving categories and 20 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 22 asbestos reserving categories and each of the 20 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and the actual Enstar exposure portfolios in particular.

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

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects Enstar’s best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2007, Enstar had net loss reserves of $355.2 million for asbestos-related claims and $64.8 million for environmental pollution-related claims. The following table provides an analysis of Enstar’s gross and net loss and ALAE reserves from A&E exposures at year-end 2007, 2006 and 2005 and the movement in gross and net reserves for those years:

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)

Provisions for A&E claims and ALAE at January 1	$666,075	$389,086	$578,079	$385,020	$743,294	$481,214
A&E losses and ALAE incurred during the year	22,728	23,294	90,482	43,617	(93,705)	(32,668)
A&E losses and ALAE paid during the year	(57,184)	(25,457)	(80,333)	(60,635)	(78,635)	(69,014)
Provision for A&E claims and ALAE acquired during the year	45,991	33,054	77,847	21,083	7,125	5,489

Provision for A&E claims and ALAE at December 31,	$677,610	$419,977	$666,075	$389,085	$578,079	$385,021

During 2007, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $34.5 million on a gross basis and by $2.2 million on a net basis. The reduction arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements and a reduction in IBNR resulting from actuarial analysis of remaining liabilities during the year.

During 2006, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities increased by $10.1 million on a gross basis and decreased by $17.0 million on a net basis. The increase in gross reserves arose from adverse incurred development and actuarial analysis of remaining liabilities from one particular Enstar insurance subsidiary amounting to $104.7 million less claim settlements of $73.2 million. As the entity in question benefits from substantial reinsurance protection, the gross incurred loss of $104.7 million is reduced to $10.1 million on a net basis.

Excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased during 2005 by $172.3 million on a gross basis ($101.7 million on a net basis). The reduction arose from paid claims, successful commutations, policy buybacks, generally favorable claim settlements and actuarial analysis of remaining liabilities during the year.

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

In recent years, especially from 2001 through 2003, the industry has experienced increasing numbers of asbestos claims, including claims from individuals who do not appear to be impaired by asbestos exposure. Since 2003, however, new claim filings have been fairly stable. It is possible that the increases observed in the early part of the decade were triggered by various state tort reforms (discussed immediately below). At this point, Enstar cannot predict whether claim filings will return to pre-2004 levels, remain stable, or begin to decrease.

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

During the same timeframe as tort reform, the U.S. federal and various U.S. state governments sought comprehensive asbestos reform to manage the growing court docket and costs surrounding asbestos litigation, in addition to the increasing number of corporate bankruptcies resulting from overwhelming asbestos liabilities. Whereas the federal government has failed to establish a national asbestos trust fund to address the asbestos problem, several states, including Texas and Florida, have implemented a medical criteria reform approach that only permits litigation to proceed when a plaintiff can establish and demonstrate actual physical impairment.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,200 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency, or USEPA. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, Enstar cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

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

Investments

Investment Strategy and Guidelines

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Because of the unpredictable nature of losses that may arise under our insurance and reinsurance subsidiaries’ insurance or reinsurance policies and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. We generally follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and settlement of commutation payments.

As of December 31, 2007 and 2006, we had cash and cash equivalents of $1.16 billion and $0.51 billion, respectively. Our cash and cash equivalent portfolio is comprised mainly of high-grade fixed deposits, commercial paper with maturities of less than three months and liquid reserve funds.

Our investment portfolio consists primarily of high investment grade-rated, liquid, fixed-maturity securities of short-to-medium term duration, and mutual funds — 87.4% and 94.3% of our total investment portfolio as of December 31, 2007 and 2006, respectively, consisted of investment grade securities. The decrease in percentage of our investments held in investment grade securities was due to our redemption of 100% of our holdings in the Goldman Sachs mutual fund, which were, as of December 31, 2006, classified as investments, and the proceeds of which were reinvested in cash and cash equivalent instruments. In addition, we have other investments, which are non-investment grade securities — these investments accounted for 12.6% and 5.7% of our total investment portfolio as of December 31, 2007 and 2006, respectively. Assuming the commitments to the other investments were fully funded as of December 31, 2007 out of cash balances on hand at that time, the percentage of investments held in other than investment grade securities would increase to 21.7%.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may not continue to structure our investment portfolio in its current manner and would adjust as necessary to meet new business needs.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A significant portion of our non-investment grade securities consist of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile.

Investment Committee and Investment Manager

The investment committee of our board of directors supervises the Company’s investment activity. The investment committee regularly monitors our overall investment results which it ultimately reports to the board of directors.

We have engaged Goldman Sachs to provide investment management services. We have agreed to pay investment management fees based on the month-end market values of a portion of the investments in the portfolio. The fees, which vary depending on the amount of assets under management, are included in net investment income.

Investment Portfolio

Accounting Treatment

Our investments primarily consist of fixed income securities. Our fixed income investments are comprised of available-for-sale, held to maturity and trading investments as defined in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held to maturity investments are carried at their amortized cost and both the available-for-sale and trading investments are carried at their fair value on the balance sheet date. Unrealized holdings gains and losses on trading investments, which represent the difference between the amortized cost and the fair market value of securities, are recorded as investment income in net earnings.

Composition as of December 31, 2007

As of December 31, 2007, our aggregate invested assets totaled approximately $1.80 billion. Aggregate invested assets include cash and cash equivalents, restricted cash and cash equivalents, fixed-maturity securities, equities, short-term investments and other investments.

The following table shows the types of securities in our portfolio, including cash equivalents, and their fair market values and amortized costs as of December 31, 2007:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in thousands of U.S. dollars)

Cash and cash equivalents(1)	$1,163,333	$0	$0	$1,163,333

U.S. government & agencies	370,657	6,090	(365)	376,382
Non-U.S. government securities	7,948	353	(12)	8,289
Corporate securities	173,095	1,600	(2,387)	172,308

Fixed income	551,700	8,043	(2,764)	556,979
Other investments	75,300	—	—	75,300
Equities	4,900	—	—	4,900

Total investments	631,900	8,043	(2,764)	637,179

Total cash & investments	$1,795,233	$8,043	$(2,764)	$1,800,512

(1)	Includes restricted cash and cash equivalents of $168,096

U.S. Government and Agencies

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed income obligations of non-U.S. governmental entities.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The largest single issuer of corporate securities in our portfolio was Goldman Sachs Group Inc., which represented 15% of the aggregate amount of corporate securities and had a credit rating of AA- by Standard & Poor’s, as of December 31, 2007.

Other Investments

In December 2005, we invested in New NIB Partners LP, or NIB Partners, a Province of Alberta limited partnership, in exchange for an approximately 1.6% limited partnership interest. NIB Partners was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC Holding N.V. (formerly, NIB Capital N.V.) and its affiliates, or NIBC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director of New NIB Limited and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I L.P., which is managed by J.C. Flowers & Co., LLC of which Mr. Flowers and Mr. John J. Oros, our Executive Chairman, are Managing Directors, also participated in the acquisition of NIBC. Certain of our officers and directors made personal investments in NIB Partners.

Enstar owns a non-voting 7% membership interest in Affirmative Investment LLC, or Affirmative. J.C. Flowers I LP, a private investment fund formed by J.C. Flowers & Co. LLC, of which Mr. Flowers and

Mr. Oros are managing directors, owns the remaining 93% interest in Affirmative. Affirmative owns approximately 51.2% of the outstanding stock of Affirmative Insurance Holdings, a publicly traded company.

We have a capital commitment of up to $10 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2007, the capital contributed to GSC was $2.8 million with the remaining commitment being $7.2 million. The $10 million represents 8.5% of the total commitments made to GSC.

We have also committed to invest up to $100 million in the Flowers Fund. During 2007, we funded a total of $12.2 million of our remaining commitment to the Flowers Fund, which increased our total funding in the Flowers Fund to $32.6 million as of December 31, 2007. As of January 14, 2008, we funded an additional $20.9 million of our $100 million commitment. We intend to use cash on hand to fund our remaining commitment. During 2007, we received $1.2 million in advisory service fees from the Flowers Fund.

Equities

During 2007 we purchased two equity portfolios that invest in both small and large market capitalization publicly traded U.S. companies. The equity portfolios are actively managed by a third-party manager.

Ratings as of December 31, 2007

The investment ratings (provided by major rating agencies) for our fixed income investments held as of December 31, 2007 and the percentage of investments they represented on that date were as follows:

	December 31, 2007
			Percentage of
	Amortized	Fair Market	Total Fair
	Cost	Value	Market Value
	(in thousands of U.S. dollars)

U.S. government & agencies	$370,657	$376,382	67.6%
AAA or equivalent	72,030	71,704	12.9%
AA	55,344	55,077	9.9%
A or equivalent	41,827	41,676	7.5%
BBB and BB	11,842	12,140	2.1%

Total	$551,700	$556,979	100%

Maturity Distribution as of December 31, 2007

The maturity distribution for our fixed income investments held as of December 31, 2007 was as follows:

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in thousands of U.S. dollars)

Due within one year	$102,469	$52	$(175)	$102,346
Due after one year through five years	$269,303	3,756	(324)	$272,735
Due after five years through ten years	$77,486	1,864	(385)	$78,965
Due after ten years	102,442	2,371	(1,880)	102,933

Total	$551,700	$8,043	$(2,764)	$556,979

Investment Returns for the Years ended December 31, 2007 and 2006

Our investment returns for the years ended December 31, 2007 and 2006 were as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	(in thousands of U.S. dollars)

Net investment income	$64,087	$48,099
Net realized gains (losses)	249	(98)

Net investment income and net realized gains (losses)	$64,336	$48,001

Effective annualized yield (1)	4.57%	4.43%

(1)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate cash and cash equivalents, equities and fixed income securities on an amortized cost basis. Trading securities where the investment return is for the benefit of insureds and reinsurers are excluded from the calculation.

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

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, each of Enstar’s regulated Bermuda subsidiaries’ principal offices is at P.O. Box HM 2267, Windsor Place, 3rd Floor, 18 Queen Street, in Hamilton, Bermuda, and each of their principal representatives is Enstar Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless 30 days’ notice in writing is given to the BMA. It is the duty of the principal representative, forthwith on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA and, within 14 days of such notification, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

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

Additionally, under the Companies Act, Enstar and each of its regulated Bermuda subsidiaries may declare or pay a dividend, or make a distribution from contributed surplus, only if it has no reasonable grounds for believing that the subsidiary is, or will be, after the payment, unable to pay its liabilities as they become due, or that the realizable value of its assets will thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Notification by Shareholder Controller of New or Increased Control.  Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the Ordinary Shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of Ordinary Shares and direct, among other things, that voting rights attaching to the Ordinary Shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Objection to Existing Shareholder Controller.  For so long as Enstar has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of the Ordinary Shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of Ordinary Shares and direct, among other things, that such shareholder’s voting rights attaching to Ordinary Shares shall not be exercisable. A person who does not comply with such a notice or direction from the Authority will be guilty of an offense.

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

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of securities of a Bermuda exempted company. Where any equity securities (meaning shares which entitle the holder to vote for or appoint one or more directors or securities which by their terms are convertible into shares which entitle the holder to vote for or appoint one or more directors) of a Bermuda company are listed on an appointed stock exchange (which includes Nasdaq), the BMA has given general permission for the issue and subsequent transfer of any securities of the company from and/or to a non-resident for so long as any such equity securities of the company remain so listed.

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

United States

Enstar currently has seven indirect wholly-owned non-insurance subsidiaries organized under the laws of the States of Delaware (four), Georgia (two) and Florida (one). Each of these entities provides services to the insurance industry including the management of insurance portfolios in run-off and forensic claims inspection. Enstar’s United States subsidiaries are not subject to regulation in the United States as insurance companies, and are generally not subject to other insurance regulations.

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

Certain of Enstar’s regulated U.K. subsidiaries, as authorized insurers, would be able to operate throughout the European Union, subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom can seek consent from the FSA to allow it to provide cross-border services in other member states of the E.U. As an alternative, FSA consent may be obtained to establish a branch office within another member state. Although in run-off, Enstar’s regulated U.K. subsidiaries remain regulated by the FSA, but may not underwrite new business.

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

Insurers are required to calculate an Enhanced Capital Requirement, or ECR, in addition to their required solvency margin. This represents a more risk-sensitive calculation than the previous required solvency margin requirements and is used by the FSA as its benchmark in assessing its Individual Capital Adequacy Standards. Insurers must maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives Individual Capital Guidance, or ICG, regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. Enstar calculated the ECR for its regulated U.K. subsidiaries for the period ended December 31, 2006 and submitted those calculations in March 2007 to the FSA as part of their statutory filings. The ECR calculations for its regulated U.K. subsidiaries for the year ended December 31, 2007 will be submitted by no later than March 31, 2008.

In addition, an insurer (other than a pure reinsurer) that is part of a group is required to perform and submit to the FSA an audited Group Capital Adequacy Return (GCAR). The GCAR is a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

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

Employees

As of December 31, 2007, Enstar had approximately 221 employees, 5 of whom were executive officers. All non-Bermudian employees who operate out of Enstar’s Bermuda office are subject to approval of any required work permits. None of Enstar’s employees are covered by collective bargaining agreements, and its management believes that its relationship with its employees is excellent.

Available Information

Enstar maintains a website with the address www.enstargroup.com. The information contained on Enstar’s website is not included as a part of, or incorporated by reference into, this filing. Enstar makes available free of charge (other than an investor’s own Internet access charges) on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the SEC. Enstar’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of Enstar’s corporate governance guidelines, codes of business conduct and ethics and the governing charters for the audit and compensation committees of its Board of Directors are available free of charge on its website. The public may read and copy any materials Enstar files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

You should carefully consider these risks along with the other information included in this document, including the matters addressed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements,” as well as risks included elsewhere in our documents filed with the SEC, before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.

Risks Relating to Our Business

If we are unable to implement our business strategies, our business and financial condition may be adversely affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including our ability to realize the anticipated growth opportunities, expanded market visibility and increased access to capital. Our business strategies include continuing to operate our portfolio of run-off insurance and reinsurance companies and related management engagements, as well as pursuing additional acquisitions and management engagements in the run-off segment of the insurance and reinsurance market. We may not be able to implement our strategies fully or realize the anticipated results of our strategies as a result of significant business, economic and competitive uncertainties, many of which are beyond our control.

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

We were founded to acquire and manage companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our insurance and reinsurance companies in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense will not be sufficient to cover future losses and the cost of run-off. Because our companies in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2007, our gross reserves for losses and loss adjustment expense totaled $1.59 billion, and our reinsurance receivables totaled $465.3 million.

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

In addition to acquiring insurance and reinsurance companies in run-off, we have entered into several management agreements with third parties to manage their portfolios or companies in run-off. The terms of these management engagements typically include incentive payments to us based on our ability to successfully manage the run-off of these companies or portfolios. We may not be able to accomplish our objectives for these engagements as a result of unforeseen circumstances such as the length of time for claims to develop, the extent to which losses may exceed reserves, changes in the law that may require coverage of additional claims and losses, our ability to commute reinsurance policies on favorable terms and our ability to manage run-off expenses. If we are not successful in meeting our objectives for these management engagements, we may not receive incentive payments under our management agreements, which could adversely impact our financial results, and we may not win future engagements to provide these management services, which could slow the growth of our business. Consulting fees generated from management agreements amounted to $31.9 million, $33.9 million and $22.0 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

If our insurance and reinsurance subsidiaries’ loss reserves are inadequate to cover their actual losses, our insurance and reinsurance subsidiaries’ net income and capital and surplus would be reduced.

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported claims incurred. These reserves are only estimates of what our subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $24.5 million, $31.9 million and $96.0 million for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively. Although this recent experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, our insurance and reinsurance subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses. If the subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, the subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net income and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because the subsidiaries’ loss reserves include reserves for potential A&E liabilities. At December 31, 2007, our insurance and reinsurance companies recorded gross A&E loss reserves of $677.6 million, or 42.6% of the total gross loss reserves. Net A&E loss reserves at December 31, 2007 amounted to $420.0 million, or 36.1% of total net loss reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing A&E claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” beginning on page 9.

Our insurance and reinsurance subsidiaries’ reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so. As of December 31, 2007, the balances receivable from reinsurers amounted to $465.3 million, of which $350.2 million was associated with two reinsurers with Standard & Poor’s credit ratings of AA-. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline as a result of market fluctuations and economic conditions.

We derive a significant portion of our income from our invested assets. The fair market value of the fixed-income securities classified as trading and available-for-sale in our subsidiaries’ investment portfolios amounted to $343.0 million at December 31, 2007, and the investment income from these assets fluctuates depending on general economic and market conditions. For example, the fair market value of our subsidiaries’ fixed-income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. The fair market value of our subsidiaries’ fixed-income securities can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The net investment income that our subsidiaries realize from investments in fixed income securities will generally increase or decrease with interest rates. The changes in the market value of our subsidiaries’ securities that are classified as available-for-sale are reflected in our financial statements. Permanent impairments in the value of our subsidiaries’ fixed income securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ portfolio may reduce our net income or cause us to incur a loss.

In addition to fixed-income securities, we have invested, and may from time to time continue to invest, in limited partnerships and limited liability companies. These and other similar investments may be illiquid. As of December 31, 2007, we had an aggregate of $75.3 million of such investments, $69.7 million of which had no readily ascertainable market value. For more information, see “Business — Investment Portfolio” beginning on page 21.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” beginning on page 9.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws of a number of jurisdictions, and compliance with legal and regulatory requirements is expensive. These laws limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency requirements and require them to maintain reserves. Failure to comply with these laws may subject our subsidiaries to fines and penalties and restrict them from conducting business. The application of these laws may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2007, the required statutory capital and surplus of our Bermuda, U.K. and European insurance and reinsurance companies amounted to $88.0 million compared to the actual statutory capital and surplus of $483.8 million. As of December 31, 2007, $55.5 million of our total investments of $637.2 million were not admissible for statutory solvency purposes.

If we fail to comply with applicable insurance laws and regulations, we may be subject to disciplinary action, damages, penalties or restrictions that may have a material adverse effect on our business.

We cannot assure you that our subsidiaries have or can maintain all required licenses and approvals or that their businesses fully comply with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, place one of more of them into rehabilitation or liquidation proceedings, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future engagements to manage companies and portfolios in run-off.

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

In July 2005, the case of British Aviation Insurance Company, or BAIC, was the first solvent scheme of arrangement to fail to be sanctioned by the English High Court, following opposition by certain creditors. The primary reason for the failure of the BAIC arrangement was the failure to adequately provide for different classes of creditors to vote separately on the arrangement. It was thought at the time that the BAIC judgment might signal the decline of solvent schemes of arrangement. However, since BAIC, 30 solvent schemes of arrangement have been sanctioned, such that the prevailing view is that the BAIC judgment was very fact-specific to the case in question, and solvent schemes generally should continue to be promoted and sanctioned as a viable means for achieving finality for our insurance and reinsurance subsidiaries. Following the BAIC judgment, insurance and reinsurance companies must now take more care in drafting a solvent scheme of arrangement to fit the circumstances of the company including the determination of the appropriate classes of creditors. Should a solvent scheme of arrangement promoted by any of our insurance or reinsurance subsidiaries fail to receive the requisite approval by creditors or sanction by the court, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete. We rely substantially upon the services of Dominic F. Silvester, our Chief Executive Officer, Paul J. O’Shea and Nicholas A. Packer, our Executive Vice Presidents and Joint Chief Operating Officers, Richard J. Harris, our Chief Financial Officer, John J. Oros, our Executive Chairman, and our subsidiaries’ executive officers and directors to identify and consummate the acquisition of insurance and reinsurance companies and portfolios in run-off on favorable terms and to implement our run-off strategy. Each of Messrs. Silvester, O’Shea, Packer, Oros and Harris has an employment agreement with us. In addition to serving as our Executive Chairman, Mr. Oros is a managing director of J.C. Flowers & Co. LLC, an investment firm specializing in privately negotiated equity and equity-related investments in the financial services industry. Mr. Oros splits his time commitment between us and J.C. Flowers & Co. LLC, with the expectation that Mr. Oros will spend approximately 50% of his working time with us; however, there is no minimum work commitment set forth in our employment agreement with Mr. Oros. J. Christopher Flowers, one of our directors, and one of our largest shareholders, is a Managing Director of J.C. Flowers & Co. LLC. We believe that our relationships with Mr. Oros and Mr. Flowers and their affiliates provide us with access to additional acquisition and investment opportunities, as well as sources of co-investment for acquisition opportunities that we do not have the resources to consummate on our own. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, including in particular Mr. Oros and Mr. Flowers, or their affiliates could have a material adverse effect on our business.

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

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, either in the pursuit of acquisition targets or in general business operations. On occasion, we have also participated in transactions in which one or more of our directors or executive officers had an interest. In particular, we have invested, and expect to continue to invest, in or with entities that are affiliates of or otherwise related to Mr. Oros and/or Mr. Flowers. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers. The independent members of our board of directors review any material transactions involving a conflict of interest, and the board of directors will take other actions as may be deemed appropriate by them in particular circumstances, such as forming a special committee of independent directors or engaging third-party financial advisers to evaluate such transactions. We may not be able to pursue all advantageous transactions that we would otherwise pursue in the absence of a conflict should our board of directors be unable to determine that any such transaction is on terms as favorable as we could otherwise obtain in the absence of a conflict.

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

The interests of Messrs. Flowers, Silvester, Packer and O’Shea and Trident II, L.P. and its affiliates, or Trident, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. Messrs. Flowers, Silvester, Packer and O’Shea and Trident beneficially own approximately 10.4%, 18.9%, 6.0%, 6.1% and 11.2%, respectively, of our outstanding ordinary shares. Although they do not act as a group, Trident and each of Messrs. Flowers, Silvester, Packer and O’Shea exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares. For further information on aspects of our bye-laws that may discourage changes of control of Enstar, see “— Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management” below.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management.

Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws make it difficult for any U.S. shareholder or Direct Foreign Shareholder Group (a shareholder or group of commonly controlled shareholders of Enstar that are not U.S. persons) to own or control ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares. The votes conferred by such shares will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by such shares will constitute 9.5% of the total voting power of all ordinary shares entitled to vote generally. The primary purpose of this restriction is to reduce the likelihood that we will be deemed a “controlled foreign corporation” within the meaning of Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of our ordinary shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests. In addition, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings.

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

The market value of our ordinary shares may decline if large numbers of shares are sold, including pursuant to existing registration rights.

We have entered into a registration rights agreement with Trident, Mr. Flowers and Mr. Silvester and certain other of our shareholders. This agreement provides that Trident, Mr. Flowers and Mr. Silvester may request that we effect a registration statement under the Securities Act of 1933 of certain of their ordinary shares. As of

December 31, 2007, an aggregate of 4,794,873 ordinary shares held by Trident, Mr. Flowers and Mr. Silvester were subject to the agreement. By exercising their registration rights, these holders could cause a large number of ordinary shares to be registered and generally become freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales, pursuant to the existing registration rights or otherwise, could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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

We believe that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as our independent auditors, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts.

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

The Bermuda Companies Act, or the Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, shareholders who own our shares may have more difficulty protecting their interests than shareholders who own shares of a U.S. corporation. For example, class actions and derivative actions are generally not available to shareholders under Bermuda law. Under Bermuda law and our bye-laws, only shareholders holding 5% or more of our outstanding ordinary shares or numbering 100 or more are entitled to propose a resolution at an Enstar general meeting.

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

It is our understanding that while the precise form of the restrictions on transfer contained in our bye-laws is untested, as a matter of general principle, restrictions on transfers are enforceable under Bermuda law and are not uncommon.

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

We lease office space in the locations set forth below. We believe that this office space is sufficient for us to conduct our operations for the foreseeable future.

		Square	Lease
Entity	Location	Feet	Expiration

Enstar Limited	Hamilton, Bermuda	8,250	August 7, 2009
Enstar (EU) Limited	Guildford, England	22,712	August 21, 2011
River Thames Insurance Company	London, England	6,329	March 24, 2015
Enstar Limited	Dublin, Ireland	670	March 31, 2008
Enstar (US) Inc.	Tampa, FL	8,859	October 31, 2008
Enstar (US) Inc.	Warwick, RI	3,000	March 31, 2011
Enstar USA, Inc.	Montgomery, AL	2,500	December 31, 2012

We also own, through various of our subsidiaries, the following properties: 1) two apartments in Guildford, England; 2) a building in Norwich, U.K. and 3) an apartment in New York, NY.

See Note 18 to the Consolidated Financial Statements for further discussion of our lease commitments for real property.

ITEM 3.	LEGAL PROCEEDINGS

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

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and our wholly-owned subsidiary, or CWMS, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now our wholly-owned subsidiary.

Our ordinary shares trade on the Nasdaq Global Select Market under the ticker symbol ESGR. Prior to the completion of the Merger, EGI’s common stock traded on the Nasdaq Global Select Market under the ticker symbol ESGR.

Because our ordinary shares did not commence trading until after the Merger, the following table reflects the range of high and low selling prices by quarter of Enstar’s shares for the period February 1, 2007 to December 31, 2007 and of EGI’s shares for the year ended December 31, 2006 and the month ended January 31, 2007, as reflected in the Nasdaq Trade and Quote Summary Reports:

	2007		2006
	High	Low	High	Low

First Quarter	$110.00	$95.25	$89.74	$64.25
Second Quarter	$123.99	$97.60	$92.19	$76.36
Third Quarter	$134.28	$101.18	$104.94	$84.25
Fourth Quarter	$146.81	$103.25	$99.03	$88.03

On February 25, 2008, the number of holders of record of our ordinary shares was 2,582. This figure does not represent the actual number of beneficial owners of our ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to our insurance and reinsurance subsidiaries. We do not intend to pay a dividend on our ordinary shares. Rather, we intend to reinvest any earnings back into the company. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” and “Business — Regulation” beginning on pages 40 and 24, respectively.

On January 30, 2007, EGI paid a one-time $3.00 per share cash dividend to the holders of its common stock.

On July 2, 2007 and October 1, 2007, we credited an aggregate of 353.403 share units and 793.681 share units, respectively, to the accounts of non-employee directors under the Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. Under this plan, non-employee directors electing to defer receipt of all or a portion of their compensation for service as directors until retirement or termination receive such compensation in the form of share units payable as a lump sum distribution upon termination of service. The lump sum share unit distribution will be made in the form of ordinary shares, with fractional shares paid in cash. The offer and issuance of these share units are exempt from registration under Section 4(2) of the Securities Act of 1933, or the Securities Act, and the rules and regulations thereunder, as transactions by an issuer not involving any public offering. Alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act.

Because our ordinary shares did not commence trading until after the Merger, the graph below reflects the cumulative shareholder return on the common stock of EGI, our predecessor, compared to the cumulative shareholder return of the NASDAQ Composite Index (the Nasdaq index for U.S. companies used in prior years was discontinued in 2006), and EGI’s peer group index, or the Peer Group Index, through January 31, 2007.

Thereafter, the graph below reflects the same comparison for Enstar. The graph reflects the investment of $100.00 on December 31, 2002 (assuming the reinvestment of dividends) in EGI common stock, the NASDAQ Composite Index, and the Peer Group Index. The Peer Group Index consists of Annuity and Life Re Holdings, Berkshire Hathaway Inc. (Class A), ESG Re Ltd., Everest Re Group Ltd., IPC Holdings Ltd., Max Capital Group Ltd., Odyssey Re Holdings Corp., Argo Group International Holdings Ltd. (fka PXRE Group Ltd.), RenaissanceRe Holdings Ltd. and Transatlantic Holdings, Inc., which are publicly traded companies selected by EGI, as they were identified by Bloomberg L.P. in 2003 as comparable to EGI based on certain similarities in their principal lines of business with EGI’s reinsurance operations.

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
The Enstar Group, Inc./Enstar Group Limited	$100	$158	$210	$222	$322	$422
NASDAQ Composite Index	$100	$150	$165	$169	$188	$205
Peer Group Index (10 Stocks)	$100	$118	$123	$124	$150	$188

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial information of Enstar for each of the past five fiscal years has been derived from our audited historical financial statements. This information is only a summary and should be read in conjunction with management’s discussion and analysis of results of operations and financial condition of Enstar and the audited consolidated financial statements and notes thereto included elsewhere in this annual report.

Since its inception, we have made several acquisitions which impact the comparability of the information reflected in the Enstar Summary Historical Financial Data. See “Business — Recent Acquisitions” beginning on page 6 for information about our acquisitions.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands of U.S. dollars)

Summary Consolidated Statements of Earnings Data:
Consulting fees	$31,918	$33,908	$22,006	$23,703	$24,746
Net investment income and net realized gains/ losses	64,336	48,001	29,504	10,502	7,072
Net reduction in loss and loss adjustment expenses liabilities	24,482	31,927	96,007	13,706	24,044
Total other expenses	(67,904)	(49,838)	(57,299)	(35,160)	(21,782)
Minority interest	(6,730)	(13,208)	(9,700)	(3,097)	(5,111)
Share of income of partly owned companies	—	518	192	6,881	1,623

Net earnings from continuing operations	46,102	51,308	80,710	16,535	30,592
Extraordinary gain — Negative goodwill (net of minority interest)	15,683	31,038	—	21,759	—

Net earnings	$61,785	$82,346	$80,710	$38,294	$30,592

Per Share Data(1)(2):
Earnings per share before extraordinary gain — basic	$3.93	$5.21	$8.29	$1.72	$3.19
Extraordinary gain per share — basic	1.34	3.15	—	2.26	—

Earnings per share — basic	$5.27	$8.36	$8.29	$3.98	$3.19

Earnings per share before extraordinary gain — diluted	$3.84	$5.15	$8.14	$1.71	$3.19
Extraordinary gain per share — diluted	1.31	3.11	—	2.24	—

Earnings per share — diluted	$5.15	$8.26	$8.14	$3.95	$3.19

Weighted average shares outstanding — basic	11,731,908	9,857,914	9,739,560	9,618,905	9,582,396
Weighted average shares outstanding — diluted	12,009,683	9,966,960	9,918,823	9,694,528	9,582,396
Cash dividends paid per share	—	$2.92	—	$0.81	$5.62

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands of U.S. dollars)

Summary Balance Sheet Data:
Total investments	$634,218	$747,529	$539,568	$591,635	$268,417
Cash and cash equivalents	1,166,311	513,563	345,329	350,456	127,228
Reinsurance balances receivable	465,277	408,142	250,229	341,627	175,091
Total assets	2,417,143	1,774,252	1,199,963	1,347,853	632,347
Loss and loss adjustment expense liabilities	1,591,449	1,214,419	806,559	1,047,313	381,531
Loans payable	60,227	62,148	—	—	—
Total shareholders’ equity	450,599	318,610	260,906	177,338	147,616
Book Value per Share(3):
Basic	$38.41	$32.32	$26.79	$18.44	$15.40
Diluted	$37.52	$31.97	$26.30	$18.29	$15.40

(1)	Earnings per share is a measure based on net earnings divided by weighted average ordinary shares outstanding. Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of shares and share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

(2)	The weighted average ordinary shares outstanding shown for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007, 2006, 2005, 2004 and 2003. As a result both the book value per share and the earnings per share calculations, previously reported, have been amended to reflect this change.

(3)	Basic book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as of the end of the period, giving no effect to dilutive securities. Diluted book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares and ordinary share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for its business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this annual report.

Business Overview

Enstar was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation we have acquired a number of insurance and reinsurance companies and are now administering those businesses in run-off. We derive our net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we have formed other businesses that provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

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

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (e.g., property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party, such as ourselves, that specializes in run-off management to purchase the company, or to manage the company or portfolio in run-off.

In the sale of a run-off company, a purchaser, such as ourselves, typically pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

Alternatively, if the insurer or reinsurer hires a third party, such as us, to manage its run-off business, the insurer or reinsurer will, unlike in a sale of the business, receive little or no cash up front. Instead, the management arrangement may provide that the insurer or reinsurer will share in the profits, if any, derived from the run-off with certain incentive payments allocated to the run-off manager. By hiring a run-off manager, the insurer or reinsurer can outsource the management of the run-off business to experienced and capable individuals, while allowing its own management team to focus on the insurer’s or reinsurer’s core businesses. Our desired approach to managing run-off business is to align our interests with the interests of the owners through both fixed management fees and certain incentive payments. Under certain management arrangements to which we are a party, we only receive a fixed management fee and do not receive any incentive payments.

Following the purchase of a run-off company or the engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies in run-off as well as run-off companies or portfolios of businesses on behalf of third-party clients includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. We also attempt, where appropriate, to negotiate favorable commutations with reinsurers by securing the receipt of a lump-sum settlement from the reinsurer in complete satisfaction of the reinsurer’s liability in respect of any future claims. We, or our third-party client, are then fully responsible for any claims in the future. We typically invest proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

With respect to our U.K. and Bermuda insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement, or a Solvent Scheme, have been a popular means of achieving financial certainty and finality, for insurance and reinsurance companies incorporated or managed in the U.K. and Bermuda by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. Such a Solvent Scheme is an arrangement between a company and its creditors or any class of them. For a Solvent Scheme to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the Solvent Scheme. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a Solvent Scheme. Once a Solvent Scheme has been approved by the statutory majority of voting creditors of the company it requires the sanction of the local court. While a Solvent Scheme provides an alternative exit strategy for run-off companies it is not our strategy to make such acquisitions with this strategy solely in mind. Our preferred approach is to generate earnings from the disciplined and professional management of acquired run-off companies and then consider exit strategies, including a Solvent Scheme, when the majority of the run-off is complete. To understand risks associated with this strategy, see “Risk Factors — Risks Relating to Our Business — Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries” beginning on page 36.

We manage our business through two operating segments: reinsurance and consulting.

Our reinsurance segment comprises the operations and financial results of its insurance and reinsurance subsidiaries. The financial results of this segment primarily consist of investment income less net reductions in loss and loss adjustment expense liabilities, direct expenses (including certain premises costs and professional fees) and management fees paid to our consulting segment.

Our consulting segment comprises the operations and financial results of those subsidiaries that provide management and consulting services, forensic claims inspections services and reinsurance collection services to third-party clients. This segment also provides management services to the reinsurance segment in return for management fees. The financial results of this segment primarily consist of fee income less overhead expenses comprised of staff costs, information technology costs, certain premises costs, travel costs and certain professional fees.

See Note 19 to the Consolidated Financial Statements for further discussion of our segments.

As of December 31, 2007 we had $2,417.1 million of total assets and $450.6 million of shareholders’ equity. We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in the United Kingdom, the United States, Europe and Bermuda.

Financial Statement Overview

Consulting Fee Income

We generate consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary from period to period depending on the timing of completion of success-based fee arrangements. Success-based fees are recorded when targets related to overall project completion or profitability goals are achieved. Our consulting segment, in addition to providing services to third parties, also provides management services to the reinsurance segment based on agreed terms set out in management agreements between the parties. The fees charged by the consulting segment to the reinsurance segment are eliminated against the cost incurred by the reinsurance segment on consolidation.

Net Investment Income and Net Realized Gains/(Losses)

Our net investment income is principally derived from interest earned primarily on cash and investments offset by investment management fees paid. Our investment portfolio currently consists of the following: (1) bond portfolios that are classified as both trading and held-to-maturity and carried at fair value and amortized cost, respectively; (2) cash and cash equivalents; (3) other investments that are accounted for on the equity basis; and (4) fixed and short-term investments that are classified as trading and are carried at fair value.

Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the effect they have on the amount of cash and investment balances, as well as the level of interest rates and other market factors, affect the return we are able to generate on our investment portfolio. It is our current investment policy to hold our bond portfolio to maturity, and not to trade or have such portfolio available-for-sale. When we make a new acquisition we will often restructure the acquired investment portfolio, which may generate one-time realized gains or losses.

The majority of cash and investment balances are held within our reinsurance segment.

Net Reduction in Loss and Loss Adjustment Expense Liabilities

Our insurance-related earnings are primarily comprised of reductions, or potentially increases, of net loss and loss adjustment expense liabilities. These liabilities are comprised of:

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

Net loss and loss adjustment expense liabilities are reviewed by our management each quarter and by independent actuaries annually. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net loss and loss adjustment expense liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.

Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previously estimated ultimate liability. Our internal and external actuaries eliminate all prior historical loss development that relates to commuted exposures and apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess estimates of ultimate liabilities.

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Critical Accounting Policies” below), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period it is likely to have an impact on the estimate of ultimate liabilities. Additionally, consolidated net reductions, or potentially increases, in loss and loss adjustment expense liabilities include reductions, or potentially increases, in the provisions for future losses and loss adjustment expenses related to the current period’s run-off activity. Net reductions in net loss and loss adjustment expense liabilities are reported as negative expenses by us in our reinsurance segment. The unallocated loss adjustment expenses paid by the reinsurance segment comprise management fees paid to the consulting segment and are eliminated on consolidation. The consulting segment costs in providing run-off services are classified as salaries and general and administrative expenses. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” below.

As our reinsurance subsidiaries are in run-off, our premium income is insignificant, consisting primarily of adjustment premiums triggered by loss payments.

Salaries and Benefits

We are a service-based company and, as such, employee salaries and benefits are our largest expense. We have experienced significant increases in our salaries and benefits expenses as we have grown our operations, and we expect that trend to continue if we are able to successfully expand our operations.

On September 15, 2006, our board of directors and shareholders adopted the Enstar Group Limited 2006 Equity Incentive Plan, or the Equity Incentive Plan, and the Enstar Group Limited 2006-2010 Annual Incentive Compensation Plan, or the Annual Incentive Plan, which is administered by a Compensation Committee appointed by our board of directors, or the Plan Committee.

The Annual Incentive Plan provides for the annual grant of bonus compensation, or, each, a bonus award, to certain of officers and employees of Enstar and our subsidiaries, including our senior executive officers. Bonus awards for each calendar year from 2006 through 2010 will be determined based on our consolidated net after-tax profits. The Plan Committee determines the amount of bonus awards in any calendar year, based on a percentage of our consolidated net after-tax profits. The percentage is 15% unless the Plan Committee exercises its discretion to change the percentage no later than 30 days after our year-end. For the years ended December 31, 2007 and 2006 the percentage was left unchanged by the Plan Committee. The Plan Committee determines, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan, and the number of shares issued will be determined based on the fair market value of ordinary shares for the thirty calendar days preceding the grant of ordinary shares as a bonus award.

For information on the awards made under both the Annual and Equity Incentive plans for the years ended December 31, 2007 and December 31, 2006, see Note 12 to the Consolidated Financial Statements.

With the exception of the expense relating to the Annual Incentive Plan, which is allocated to both the reinsurance and consulting segments, the costs of all of our employees are accounted for as part of the consulting segment.

General and Administrative Expenses

General and administrative expenses include rent and rent-related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. We have operations in multiple jurisdictions and our employees travel frequently in connection with the search for acquisition opportunities and in the general management of the business. While certain general and administrative expenses, such as rent and related costs and professional fees, are incurred directly by the reinsurance segment, the remaining general and administrative expenses are incurred by the consulting segment. To the extent that such costs incurred by the consulting segment relate to the management of the reinsurance segment, they are recovered by the consulting segment through the management fees charged to the reinsurance segment.

Foreign Exchange Gain/(Loss)

Our reporting and functional currency is U.S. dollars. Through our subsidiaries, however, we hold a variety of foreign (non-U.S.) currency assets and liabilities, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the period. The resulting exchange gains or losses are included in our net income. We seek to manage our exposure to foreign currency exchange by broadly matching our foreign currency assets against our foreign currency liabilities.

Income Tax/(Recovery)

Under current Bermuda law, Enstar and its Bermuda-based subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. These companies have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016. Enstar’s non-Bermuda subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards. On January 1, 2007 we adopted the provisions of FASB Interpretation No. 48. “Accounting for Uncertainty in Income Taxes,” or FIN 48. As a result of the implementation of FIN 48, we recognized a $4.9 million increase to the January 1, 2007 balance of retained earnings.

Minority Interest

The acquisitions of Hillcot Re Limited (formerly Toa-Re Insurance Company (UK) Limited) in March 2003 and of Brampton Insurance Company Limited (formerly Aioi Insurance Company of Europe Limited) in March 2006 were effected through Hillcot Holdings Limited, or Hillcot, a Bermuda-based company in which we have a 50.1% economic interest. The results of operations of Hillcot are included in our consolidated statements of operations with the remaining 49.9% economic interest in the results of Hillcot reflected as a minority interest.

Enstar owns 50.1% of The Shelbourne Group Limited, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007. Enstar has committed to provide approximately 65% of the capital required by Lloyd’s Syndicate 2008 which is authorized to undertake RITC transactions (the transferring of the liabilities from one Lloyd’s Syndicate to another) of Lloyd’s Syndicates in Run-off.

Negative Goodwill

Negative goodwill represents the excess of the fair value of businesses acquired by us over the cost of such businesses. In accordance with FAS 141 “Business Combinations,” this amount is recognized upon the acquisition of the businesses as an extraordinary gain. The fair values of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur. For more information on how the goodwill is determined, see “— Critical Accounting Policies — Goodwill” below.

Critical Accounting Policies

Certain amounts in our consolidated financial statements require the use of best estimates and assumptions to determine reported values. These amounts could ultimately be materially different than what has been provided for in our consolidated financial statements. We consider the assessment of loss reserves and reinsurance recoverable to be the values requiring the most inherently subjective and complex estimates. In addition, the assessment of the possible impairment of goodwill involves certain estimates and assumptions. As such, the accounting policies for these amounts are of critical importance to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2007 and 2006:

	2007			2006
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. Dollars)			(in thousands of U.S. Dollars)

Asbestos	$180,068	$402,289	$582,357	$158,861	$389,143	$548,004
Environmental	39,708	55,544	95,252	43,957	74,115	118,072
All Other	382,040	464,789	846,829	312,913	161,855	474,768

Total	601,816	922,622	1,524,438	515,731	625,113	1,140,844

ULAE			67,011			73,575

Total			$1,591,449			$1,214,419

Note: The “All Other” exposure category consists of a mix of casualty, property, marine, aviation and other miscellaneous exposures, which are generally long-tailed in nature.

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2007 and 2006:

	2007	2006
	(in thousands of
	U.S. dollars)

Asbestos	$355,213	$336,744
Environmental	64,764	52,342
Other	743,508	483,173

Total	$1,163,485	$872,259

As of December 31, 2007, the IBNR reserves (net of reinsurance balances receivable) accounted for $570.7 million, or 49.1%, of our total loss reserves. The reserve for IBNR (net of reinsurance balance receivable) accounted for $359.4 million, or 41.2%, of our total loss reserves at December 31, 2006.

Annual Loss and Loss Adjustment Reviews

Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, the liability for unpaid losses and loss adjustment expenses is based largely upon estimates. Our management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss adjustment expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for IBNR reserves. Such reserves are estimated by management based upon loss reports received from ceding companies, supplemented by our own estimates of losses for which no ceding company loss reports have yet been received.

In establishing reserves, management also considers independent actuarial estimates of ultimate losses. Our actuaries employ generally accepted actuarial methodologies to estimate ultimate losses and loss adjustment expenses. A loss reserve study is prepared by an independent actuary annually in order to provide additional insight into the reasonableness of our reserves for losses and loss adjustment expenses.

As of December 31, 2007, 2002 was the most recent year in which policies were underwritten by any of our insurance and reinsurance subsidiaries. As a result, all of our unpaid claims liabilities are considered to have a long-tail claims payout. Loss reserves relate primarily to casualty exposures, including latent claims, of which approximately 44.5% relate to asbestos and environmental, or A&E, exposures.

Within the annual loss reserve studies produced by our external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example asbestos, environmental, casualty, property) and lines of business written (for example marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

The ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of Enstar’s insurance subsidiaries as of December 31, 2007 were:

	Low	Selected	High

Asbestos	$275,219	$582,357	$589,784
Environmental	48,684	95,252	111,724
All Other	761,674	846,829	920,634
ULAE	67,011	67,011	67,011

Total	$1,152,588	$1,591,449	$1,689,153

Latent Claims

Our loss reserves are related largely to casualty exposures including latent exposures relating primarily to A&E. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. First, unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claim history do not exist. There is significant coverage litigation related to these exposures, which creates further uncertainty in the estimation of the liabilities. As a result, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures.

Our asbestos claims are primarily products liability claims submitted by a variety of insureds who operated in different parts of the asbestos distribution chain. While most such claims arise from asbestos mining and primary asbestos manufacturers, we have also been receiving claims from tertiary defendants such as smaller manufacturers, and the industry has seen an emerging trend of non-products claims arising from premises exposures. Unlike products claims, primary policies generally do not contain aggregate policy limits for premises claims, which, accordingly, remain at the primary layer and, thus, rarely impact excess insurance policies. As the vast majority of Enstar’s policies are excess policies, this trend has had only a marginal effect on our asbestos exposures thus far.

Asbestos reform efforts have been underway at both the federal and state level to address the cost and scope of asbestos claims to the American economy. While congressional efforts to create a federal trust fund that would replace the tort system for asbestos claims failed, several states, including Texas and Florida, have passed reforms based on “medical criteria” requiring certain levels of medically documented injury before a lawsuit can be filed, resulting in a drop of year-on-year case filings in those states adopting this reform measure.

Asbestos claims primarily fall into two general categories: impaired and unimpaired bodily injury claims. Property damage claims represent only a small fraction of asbestos claims. Impaired claims primarily include individuals suffering from mesothelioma or a cancer such as lung cancer. Unimpaired claims include asbestosis and those whose lung regions contain pleural plaques. Unimpaired claims are not life threatening and do not cause changes to one’s ability to function or to one’s lifestyle.

Unlike traditional property and casualty insurers that either have large numbers of individual claims arising from personal lines such as auto, or small numbers of high value claims as in medical malpractice insurance lines, our primary exposures arise from A&E claims that do not follow a consistent pattern. For instance, we may encounter a small insured with one large environmental claim due to significant groundwater contamination, while a Fortune 500 company may submit numerous claims for relatively small values. Moreover, there is no set pattern for the life of an environmental or asbestos claim. Some of these claims may resolve within two years whereas others have remained unresolved for nearly two decades. Therefore, our open and closed claims data do not follow any identifiable or discernible pattern.

Furthermore, because of the reinsurance nature of the claims we manage, we focus on the activities at the (re)insured level rather than at the individual claims level. The counterparties with whom we typically interact are generally insurers or large industrial concerns and not individual claimants. Claims do not follow any consistent pattern. They arise from many insureds or locations and in a broad range of circumstances. An insured may present one large claim or hundreds or thousands of small claims. Plaintiffs’ counsel frequently aggregate thousands of claims within one lawsuit. The deductibles to which claims are subject vary from policy to policy and year to year. Often claims data is only available to reinsurers, such as us, on an aggregated basis. Accordingly, we have not found claim count information or average reserve amounts to be reliable indicators of exposure for our reserve estimation process or for management of our liabilities. We have found data accumulation and claims management more effective and meaningful at the (re)insured level rather than at the underlying claim level. As a result, we have designed our reserving methodologies to be independent of claim count information. As the level of exposures to a (re)insured can vary substantially, we focus on the aggregate exposures and pursue commutations and policy buy-backs with the larger (re)insureds.

We employ approximately 32 full time equivalent employees, including two U.S. attorneys, actuaries, and experienced claims-handlers to directly administer our A&E liabilities. We have estimated a provision for future expenses of $29.8 million, which reflects the total anticipated costs to administer these claims to expiration.

Our future asbestos loss development may be influenced by many factors including:

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

The influence of each of these factors is not easily quantifiable and our historical asbestos loss development is of limited value in determining future asbestos loss development using traditional actuarial reserving techniques.

Significant trends affecting insurer liabilities and reserves in recent years had little effect on environmental claims, except for claims arising out of damages to natural resources. New Jersey has pioneered the use of natural resources damages to advance further pursuit of funds from potentially responsible parties, or PRPs who may have been contributors to the source contamination. A successful action in 2006 against Exxon Mobil has increased the likelihood that the use of natural resource damages will expand within New Jersey and perhaps other states. These actions target primary policies and will likely have less effect on excess carriers because damages, when awarded, are typically spread across many PRPs and across many policy years. As such, claims do not generally reach excess insurance layers.

Our future environmental loss development may also be influenced by other factors including:

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

The influence of each of these factors is not easily quantifiable and, as with asbestos-related exposures, our historical environmental loss development is of limited value in determining future environmental loss development using traditional actuarial reserving techniques.

Finally, the issue of lead paint liability represents a potential emerging trend in latent claim activity that could potentially result in future reserve adjustments. After a series of successful defense efforts by defendant lead pigment manufacturers in lead paint litigation, in 2005, a Rhode Island court ruled in favor of the government in a nuisance claim against the defendant manufacturers. Although the damages portion of the case has yet to be decided, the plaintiff could receive a significant award. Further, there are similar pending claims in several jurisdictions including California and Ohio. Insureds have yet to meet policy terms and conditions to establish coverage for lead paint public nuisance claims as opposed to traditional bodily injury and property damage claims but there is the potential for significant impact to excess insurers should plaintiffs prevail in successive nuisance claims pending in other jurisdictions and coverage is established.

Our independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are based on comparisons of our loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each of our relevant subsidiaries and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by our independent actuaries to estimate IBNR for A&E exposures.

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g. primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g. first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to our international domicile subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g. policy buy-backs and commutations) pursued by us, lists of individual risks remaining and general trends within the legal and tort environments.

1. Paid Survival Ratio Method.  In this method, our expected annual average payment amount is multiplied by an expected future number of payment years to get an indicated reserve. Our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payments data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. This method has advantages of ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.

2. Paid Market Share Method.  In this method, our estimated market share is applied to the industry estimated unpaid losses. The ratio of our historical calendar year payments to industry historical calendar year payments is examined to estimate our market share. This ratio is then applied to the estimate of industry unpaid losses. Each year, calendar year payment data is updated (for both us and industry), estimates of industry unpaid losses are reviewed and the selection of our estimated market share is revisited. This method has the advantage that trends in calendar year market share can be incorporated into the selection of company share of remaining market payments. A potential disadvantage of this method is that it is particularly sensitive to assumptions regarding the time-lag between industry payments and our payments.

3. Reserve-to-Paid Method.  In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by our paid-to-date losses to estimate our reserves. Specific considerations in the application of this method include the completeness of our paid-to-date loss information, the potential acceleration or deceleration in our payments (relative to the industry) due to our claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both us and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to our portfolios which do not have complete inception-to-date paid loss history could produce misleading results. To address this potential disadvantage, a variation of the method is also considered by multiplying the ratio of estimated industry reserves to industry losses paid during a recent period of time (e.g. 5 years) times our paid losses during that period.

4. IBNR:Case Ratio Method.  In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by our case reserves to estimate our IBNR reserves. Specific considerations in the application of this method include the presence of policies reserved at policy limits, changes in overall industry case reserve adequacy and recent loss reporting history for us. Each year, our case reserves are updated, industry reserves are updated and the applicability of the industry IBNR:case ratio is reviewed. This method has the advantage that it incorporates the most recent estimates of amounts needed to settle open cases included in current case reserves. A potential disadvantage is that results could be misleading where our case reserve adequacy differs significantly from overall industry case reserve adequacy.

5. Ultimate-to-Incurred Method.  In this method, the ratio of estimated industry ultimate losses to industry incurred-to-date losses is applied to our incurred-to-date losses to estimate our IBNR reserves. Specific considerations in the application of this method include the completeness of our incurred-to-date loss information, the potential acceleration or deceleration in our incurred losses (relative to the industry) due to our claims handling practices and the impact of large individual settlements. Each year incurred-to-date loss information is updated (for both us and the industry) and updates to industry estimated ultimate losses are reviewed. This method has the advantage that it incorporates both paid and case reserve information in projecting ultimate losses. A potential disadvantage is that results could be misleading where cumulative paid loss data is incomplete or where our case reserve adequacy differs significantly from overall industry case reserve adequacy.

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

Within the annual loss reserve studies produced by our external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (e.g. asbestos, environmental, casualty and property) and lines of business written (e.g. marine, aviation and non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations, and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

As of December 31, 2007, we had 19 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 146 reserve categories in total, including 22 distinct asbestos reserving categories and 20 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 22 asbestos reserving categories and each of the 20 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

In selecting a recorded reserve, management considers the range of results produced by the methods, and the strengths and weaknesses of the methods in relation to the data available and the specific characteristics of the portfolio under consideration. Trends in both our data and industry data are also considered in the reserve selection process. Recent trends or changes in the relevant tort and legal environments are also considered when assessing methodology results and selecting an appropriate recorded reserve amount for each portfolio.

The following key assumptions were used to estimate A&E reserves at December 31, 2007:

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

3. Loss reporting lag — Our subsidiaries assumed a mix of insurance and reinsurance exposures generally through the London market. As the available industry benchmark loss information, as supplied by our independent consulting actuaries, is compiled largely from U.S. direct insurance company experience, our loss reporting is expected to lag relative to available industry benchmark information. This time-lag used by each of our insurance subsidiaries varies from 2 to 5 years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess insurance, reinsurance of direct, and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time-lag than portfolios written from a U.S. domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

The assumptions above as to Ultimate Industry Asbestos and Environmental losses have not changed from the immediately preceding period. For our company as a whole, the average selected lag for Asbestos has decreased from 3 years to 2.8 years and the average selected lag for Environmental has increased from 2.5 years to 2.6 years. The changes arise largely as a result of the acquisition of new portfolios of A&E exposures.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $65 billion for asbestos and $35 billion for environmental, and changes in the time-lag, from the selected averages of 2.8 years for asbestos and 2.6 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and ALAE at December 31, 2007 and differs from the table on page 55 which demonstrates the range of outcomes produced by the various methodologies.

Asbestos
Sensitivity to Industry Asbestos Ultimate Loss Assumption	Loss Reserves

Asbestos — $65 billion (selected)	$582,357
Asbestos — $60 billion	498,509

Environmental
Sensitivity to Industry Environmental Ultimate Loss Assumption	Loss Reserves

Environmental — $35 billion (selected)	$95,252
Environmental — $40 billion	131,858
Environmental — $30 billion	58,646

	Asbestos	Environmental
Sensitivity to Time-Lag Assumption*	Loss Reserves	Loss Reserves

Selected average of 2.8 years asbestos, 2.6 years environmental	$582,357	$95,252
Increase all portfolio lags by six months	645,169	99,454
Decrease all portfolio lags by six months	528,015	91,599

*	using $65 billion/$35 billion Asbestos/Environmental Industry Ultimate Loss assumptions

Industry publications indicate that the range of ultimate industry asbestos losses is estimated to be between $55 billion and $65 billion. Based on management’s experience of substantial loss development on our asbestos exposure portfolios, we have selected the upper end of the range as the basis for our asbestos loss reserving. Although the industry publications suggest a low end of the range of industry ultimate losses of $55 billion, we consider that unlikely and believe that it is more reasonable to assume that the lower end of this range of ultimate losses could be $60 billion.

Guidance from industry publications is more varied in respect of estimates of ultimate industry environmental losses. Consistent with an industry published estimate, we believe the reasonable range for ultimate industry environmental losses is between $30 billion and $40 billion. We have selected the midpoint of this range as the basis for our environmental loss reserving based on advice supplied by our independent consulting actuaries. Another industry publication, released prior to the one relied upon by us, indicates that ultimate industry environmental losses could be $56 billion. However, based on our own loss experience, including successful settlement activity by us, the decline in new claims notified in recent years and improvements in environmental clean-up technology, we do not believe that the $56 billion estimate is a reasonable basis for our reserving for environmental losses.

Management’s current estimate of the time lag that relates to our insurance and reinsurance subsidiaries compared to the industry is considered reasonable given the analysis performed by our internal and external actuaries to date.

Over time, additional information regarding such exposure characteristics may be developed for any given portfolio. This additional information could cause a shift in the lag assumed.

Non-Latent Claims

Non-latent claims are less significant to us, both in terms of reserves held and in terms of risk of significant reserve deficiency. For non-latent loss exposure, a range of traditional loss development extrapolation techniques is applied. Incremental paid and incurred loss development methodologies are the most commonly used methods. Traditional cumulative paid and incurred loss development methods are used where inception-to-date, cumulative paid and reported incurred loss development history is available.

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

Quarterly Reserve Reviews

In addition to an in-depth annual review, we also perform quarterly reserve reviews. This is done by examining quarterly paid and incurred loss development to determine whether it is consistent with reserves established during the preceding annual reserve review and with expected development. Loss development is reviewed separately for each major exposure type (e.g. asbestos, environmental, etc.), for each of our relevant subsidiaries, and for large “wholesale” commutation settlements versus “routine” paid and advised losses. This process is undertaken to determine whether loss development experience during a quarter warrants any change to held reserves.

Loss development is examined separately by exposure type because different exposures develop differently over time. For example, the expected reporting and payout of losses for a given amount of asbestos reserves can be expected to take place over a different time frame and in a different quarterly pattern from the same amount of environmental reserves.

In addition, loss development is examined separately for each of our relevant subsidiaries. While the most significant exposures for most of our subsidiaries are latent A&E exposures, there are differing profiles to the exposure across our subsidiaries. Companies can differ in their exposure profile due to the mix of insurance versus reinsurance, the mix of primary versus excess insurance, the underwriting years of participation and other criteria. These differing profiles lead to different expectations for quarterly and annual loss development by company.

Our quarterly paid and incurred loss development is often driven by large, “wholesale” settlements — such as commutations and policy buy-backs — which settle many individual claims in a single transaction. This allows for monitoring of the potential profitability of large settlements which, in turn, can provide information about the adequacy of reserves on remaining exposures which have not yet been settled. For example, if it were found that large settlements were consistently leading to large negative, or favorable, incurred losses upon settlement, it might be an indication that reserves on remaining exposures are redundant. Conversely, if it were found that large settlements were consistently leading to large positive, or adverse, incurred losses upon settlement, it might be an indication — particularly if the size of the losses were increasing — that certain loss reserves on remaining exposures are deficient. Moreover, removing the loss development resulting from large settlements allows for a review of loss development related only to those contracts which remain exposed to losses. Were this not done, it is possible that savings on large wholesale settlements could mask significant underlying development on remaining exposures.

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

Quarterly loss development is expected to be fairly erratic for the types of exposure insured and reinsured by us. Several quarters of low incurred loss development can be followed by spikes of relatively large incurred losses. This is characteristic of latent claims and other insurance losses which are reported and settled many years after the inception of the policy. Given the high degree of statistical uncertainty, and potential volatility, it would be unusual to adjust reserves on the basis of one, or even several, quarters of loss development activity. As a result, unless the incurred loss activity in any one quarter is of such significance that management is able to quantify the impact on the ultimate liability for loss and loss adjustment expenses, reductions or increases in loss and loss adjustment expense liabilities are carried out in the fourth quarter based on the annual reserve review described above.

As described above, our management regularly reviews and updates reserve estimates using the most current information available and employing various actuarial methods. Adjustments resulting from changes in our estimates are recorded in the period when such adjustments are determined. The ultimate liability for loss and loss adjustment expenses is likely to differ from the original estimate due to a number of factors, primarily consisting of the overall claims activity occurring during any period, including the completion of commutations of assumed liabilities and ceded reinsurance receivables, policy buy-backs and general incurred claims activity.

Reinsurance Balances Receivable

Our acquired reinsurance subsidiaries, prior to acquisition by us, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they assumed. Loss reserves represent total gross losses, and reinsurance receivables represent anticipated recoveries of a portion of those unpaid losses as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liabilities to our insureds or reinsureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible.

Goodwill

We follow FAS No. 142 “Goodwill and Other Intangible Assets” which requires that recorded goodwill be assessed for impairment on at least an annual basis. In determining goodwill, we must determine the fair value of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method options. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves. Interest rates used to determine the fair value of reinsurance receivables are increased to reflect the credit risk associated with the reinsurers from who the receivables are, or will become, due. If the assumptions made in initially valuing the assets change significantly in the future, we may be required to record impairment charges which could have a material impact on our financial condition and results of operations.

FAS No. 141 “Business Combinations” also requires that negative goodwill be recorded in earnings. During 2004, 2006 and 2007, we took negative goodwill into earnings upon the completion of the acquisition of certain companies and presented it as an extraordinary gain.

New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement, or FAS 157. This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, “Disclosures about Fair Value of Financial Instruments”. FAS 159 is effective for fiscal years beginning after November 15, 2007. We have not made any elections to date under FAS 159.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS No. 141 “Business Combinations,” or FAS 141, but retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognized goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). We are currently evaluating the provisions of FAS 141(R) and its potential impact on future financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or FAS 160. FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure of FAS 160 shall be applied retrospectively for all periods presented. We are currently evaluating the provisions of FAS 160 and its potential impact on future financial statements.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(in thousands of U.S. dollars)

Consulting fees	$31,918	$33,908	$22,006
Net investment income	64,087	48,099	28,236
Net realized gains (losses)	249	(98)	1,268

TOTAL INCOME	96,254	81,909	51,510

Net reduction in loss and loss adjustment expense liabilities	(24,482)	(31,927)	(96,007)
Salaries and benefits	46,977	40,121	40,821
General and administrative expenses	31,413	18,878	10,962
Interest expense	4,876	1,989	—
Foreign exchange (gain) loss	(7,921)	(10,832)	4,602

TOTAL EXPENSES	50,863	18,229	(39,622)

Net earnings before minority interest	45,391	63,680	91,132
Share of net earnings of partly owned companies	—	518	192
Income tax recovery (expense)	7,441	318	(914)
Minority interest	(6,730)	(13,208)	(9,700)

Net earnings before extraordinary gain	46,102	51,308	80,710
Extraordinary gain — Negative goodwill (2006: net of minority interest)	15,683	31,038	—

NET EARNINGS	$61,785	$82,346	$80,710

Comparison of Year Ended December 31, 2007 and 2006

We reported consolidated net earnings of approximately $61.8 million for the year ended December 31, 2007 compared to approximately $82.3 million in 2006. Included as part of net earnings for 2007 and 2006 are extraordinary gains of $15.7 million and $31.0 million, respectively, relating to negative goodwill, net of minority interest. Net earnings before extraordinary gain for 2007 were approximately $46.1 compared to $51.3 million in 2006. The decrease was primarily a result of a lower net reduction in loss and loss adjustment expense liabilities, higher general and administrative expenses and lower consulting fee income, offset by higher investment income and income tax recoveries along with a lower charge in respect of minority interest.

Consulting Fees:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$59,465	$54,546	$4,919
Reinsurance	(27,547)	(20,638)	(6,909)

Total	$31,918	$33,908	$(1,990)

We earned consulting fees of approximately $31.9 million and $33.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease in consulting fees was due primarily to the acquisition of BH Acquisition, which now forms part of the reinsurance segment and whose fee income is now eliminated. In 2006, we had recorded $1.3 million of fee income in respect of BH.

Internal management fees of $27.5 million and $20.6 million were paid in 2007 and 2006, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired in 2007 along with those companies acquired during 2006.

Net Investment Income and Net Realized Gains (Losses):

	Year Ended December 31,
	Net Investment Income			Net Realized Gains (Losses)
	2007	2006	Variance	2007	2006	Variance
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)

Consulting	$228	$1,225	$(997)	$—	$—	$—
Reinsurance	63,859	46,874	16,985	249	(98)	347

Total	$64,087	$48,099	$15,988	$249	$(98)	$347

Net investment income for the year ended December 31, 2007 increased by $16.0 million to $64.1 million, compared to $48.1 million for the year ended December 31, 2006. The increase was primarily attributable to our increase in average cash and investment balances from $1,093.2 million to $1,401.2 million for the years ended December 31, 2006 and 2007, respectively, as a result of cash and investment portfolios of reinsurance companies acquired in the year.

The average return on the cash and investments for the year ended December 31, 2007 was 4.57%, as compared to the average return of 4.40% for the year ended December 31, 2006. The increase in yield was primarily the result of increasing U.S. interest rates — the average U.S. federal funds rate has increased from 4.96% in 2006 to 5.05% in 2007. The average Standard & Poor’s credit rating of our fixed income investments at December 31, 2007 was AAA.

Net realized gains (losses) for the year ended December 31, 2007 and 2006 were $0.2 million and $(0.1) million, respectively. Based on our current investment strategy, in respect of our fixed maturity portfolios, we do not expect net realized gains and losses to be significant.

Subsequent to the year ended December 31, 2007, the U.S. federal funds rate was cut from 4.25% to 3.00% with indications that additional cuts may be forthcoming. Therefore, we would anticipate that the average return on investable assets held at December 31, 2007 will be lower in 2008 as compared to the same period in 2007.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2007 was $24.5 million, excluding the impacts of adverse foreign exchange rate movements of $18.6 million and including both net reduction in loss and loss adjustment expense liabilities of $9.0 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $0.3 million.

The net reduction in loss and loss adjustment expense liabilities for 2007 of $24.5 million was attributable to a reduction in estimates of net ultimate losses of $30.7 million and a reduction in estimates of loss adjustment expense liabilities of $22.0 million, relating to 2007 run-off activity, partially offset by an increase in aggregate provisions for bad debt of $1.7 million, primarily relating to companies acquired in 2006, and the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $26.5 million.

The reduction in estimates of net ultimate losses of $30.7 million comprised net adverse incurred loss development of $1.0 million offset by reductions in estimates of IBNR reserves of $31.7 million. An increase in estimates of ultimate losses of $2.1 million relating to one of Enstar’s insurance entities was offset by reductions in estimates of net ultimate losses of $32.8 million in Enstar’s remaining insurance and reinsurance entities.

The net adverse incurred loss development of $1.0 million and reductions in IBNR reserves of $31.7 million, respectively, comprised the following:

(i) net adverse incurred loss development in one of Enstar’s reinsurance entities of $36.6 million, whereby advised case reserves of $16.9 million were settled for net paid losses of $53.5 million. This adverse incurred loss development resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 12 commutations of assumed and ceded exposures below carried reserve levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in a decrease in the estimate of IBNR loss reserves of $13.1 million after consideration of the $36.6 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Of the 12 commutations completed for this entity, three were among its top ten cedant exposures. The remaining 9 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the ultimate adverse loss development of $23.4 million was largely offset by a recoverable from a single AA rated reinsurer such that a net ultimate loss of $2.1 million was retained by us;

(ii) net favorable incurred loss development of $29.0 million, comprising net paid loss recoveries, relating to another one of our reinsurance companies, offset by increases in net IBNR loss reserves of $29.0 million, resulting in no ultimate gain or loss. This reinsurance company has retrocessional arrangements providing for full reinsurance of all risks assumed; and

(iii) net favorable incurred loss development of $6.6 million in our remaining insurance and reinsurance entities together with reductions in IBNR reserves of $26.3 million. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $6.6 million, whereby net advised case and LAE reserves of $2.6 million were settled for net paid loss recoveries of $4.0 million, arose from the settlement of non-commuted losses in the year below carried reserves and approximately 57 commutations of assumed and ceded exposures at less than case and LAE reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss and settlements of ceded receivables may often be achieved at levels above carried balances. The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies amounted to $26.3 million and results from the application of our reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 57 commutations, and (ii) reduced case and LAE reserves in the aggregate. Of the 57 commutations completed during 2007 for our remaining reinsurance and insurance companies, five were among their top ten cedant and/or reinsurance exposures. The remaining 52 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(in thousands of
	U.S. dollars)

Net Losses Paid	$(20,422)	$(75,293)
Net Reduction in Case and LAE Reserves	17,660	43,645
Net Reduction in IBNR	27,244	63,575

Net Reduction in Loss and Loss Adjustment Expenses	$24,482	$31,927

Net reduction in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net reduction in IBNR represents the change in our actuarial estimates of losses incurred but not reported.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2007 and 2006. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2007	2006
	(in thousands of
	U.S. dollars)

Balance as of January 1,	$1,214,419	$806,559
Less: Reinsurance recoverables	342,160	213,399

	872,259	593,160
Incurred related to prior years	(24,482)	(31,927)
Paids related to prior years	(20,422)	(75,293)
Effect of exchange rate movement	18,625	24,856
Acquired on acquisition of subsidiaries	317,505	361,463

Net balance as of December 31,	$1,163,485	$872,259
Plus: Reinsurance recoverables	427,964	342,160

Balance as of December 31,	$1,591,449	$1,214,419

Salaries and Benefits:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$36,222	$28,255	$(7,967)
Reinsurance	10,755	11,866	1,111

Total	$46,977	$40,121	$(6,856)

Salaries and benefits, which include expenses relating to our Annual Incentive Compensation Program and employee share plans, were $47.0 million and $40.1 million for the years ended December 31, 2007 and 2006, respectively. The increase in salaries and benefits for the consulting segment was due to the following factors: 1) The growth in staff numbers from 195, as of December 31, 2006, to 221, as of December 31, 2007; 2) On May 23, 2006 we entered into an agreement and plan of merger and a recapitalization agreement which resulted in the existing annual incentive compensation plan being cancelled and the modification of the accounting treatment for share-based awards from a book value plan to a fair value plan. The net effect of these changes was to reduce the total salaries and benefits by $2.0 million; and 3) In March 2007, payment of a special bonus to Mr. John J. Oros and

Mr. Nimrod T. Frazer, totaling $2.0 million, in recognition of their contributions to the successful completion of the Merger.

We expect that staff costs will increase in 2008 due primarily to the approximately 30 new employees that will be retained or hired upon completion of the Gordian acquisition. Bonus accrual expenses will be variable and dependent on our overall profit.

General and Administrative Expenses:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$21,844	$12,751	$(9,093)
Reinsurance	9,569	6,127	(3,442)

Total	$31,413	$18,878	$(12,535)

General and administrative expenses attributable to the consulting segment increased by $9.1 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006 due primarily to the following: 1) increased professional fees of $4.2 million relating to legal, accounting and filing costs associated with our reporting obligations as a public company; 2) a one-time expense of $1.6 million relating to the over-recovery by us of current and prior years value added taxes; and 3) increased rent costs of $1.4 million as a result of one of our U.K. subsidiaries moving to new offices.

General and administrative expenses attributable to the reinsurance segment increased by $3.4 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006. The increased costs for the period related primarily to the following: 1) additional general and administrative expenses of $2.5 million incurred in relation to companies that we acquired in 2007; and 2) a write-off of a receivable of $0.9 million in respect of value added tax recoveries. We expect that general and administrative expenses attributable to the reinsurance segment will increase in 2008 due to the costs associated with the acquisitions completed in early 2008.

Interest Expense:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	4,876	1,989	2,887

Total	$4,876	$1,989	$2,887

Interest expense of $4.9 million and $2.0 million was recorded for the years ended December 31, 2007 and 2006, respectively.

For 2007, this amount relates to the interest on new loans from a London-based bank to partially assist with the financing of the acquisitions of Inter-Ocean Reinsurance Company Ltd, or Inter-Ocean, and Marlon, along with interest charges from prior years loans that were made to partially assist with the financing of the acquisitions of Brampton Insurance Company Limited, or Brampton, and Cavell Holdings Limited (UK), or Cavell.

For 2006, interest expense also includes an amount relating to the interest on funds that were borrowed from B.H. Acquisition, which, for 2007, was a wholly-owned subsidiary, as well as interest on a vendor promissory note that formed part of the acquisition cost for Brampton. The vendor promissory note was repaid in May 2006. During 2007 the Inter Ocean bank loan was repaid in full. In February 2008 the Cavell and Marlon bank loans were also repaid in full.

Foreign Exchange Gain/(Loss):

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$(192)	$(146)	$(46)
Reinsurance	8,113	10,978	(2,865)

Total	$7,921	$10,832	$(2,911)

We recorded foreign exchange gains of $7.9 million and $10.8 million for the years ended December 31, 2007 and December 31, 2006, respectively.

The foreign exchange gain for the year ended December 31, 2007 arose primarily as a result of: 1) the holding of surplus British Pounds; and 2) the holding by Cavell of surplus net Canadian and Australian dollars, as required by local regulatory obligations, at a time when these currencies have been appreciating against the U.S. Dollar. The gain for the year ended December 31, 2006 arose primarily as a result of having surplus British Pounds that arose as a result of our acquisitions of Brampton, Cavell, and Unione Italiana (U.K.) Reinsurance Company, or Unione, at a time when the British Pound had strengthened against the U.S. Dollar.

As our functional currency is the U.S. Dollar, we seek to manage our exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities.

Share of Income of Partly-Owned Company:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	—	518	(518)

Total	$—	$518	$(518)

Our share of equity in earnings of partly owned companies for the years ended December 31, 2007 and 2006 was $Nil and $0.5 million, respectively. These amounts represented our proportionate share of equity in the earnings of B.H.

On January 31, 2007, B.H. became our wholly-owned subsidiary and, as a result, we now consolidate the results of B.H.

Income Tax Recovery (Expense)

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$(597)	$490	$(1,087)
Reinsurance	8,038	(172)	8,210

Total	$7,441	$318	$7,123

We recorded an income tax recovery of $7.4 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.

Income tax (expense)/recovery of $(0.6) million and $0.5 million were recorded in the consulting segment for the years ended December 31, 2007 and 2006, respectively. The variance between the two periods arose because of: 1) The inclusion for 2007, as a result of the merger, of the tax expense of Enstar USA, Inc.; and 2) In 2006, we applied available loss carryforwards from our U.K. insurance companies to relieve profits in our U.K. consulting companies.

During 2007, in the reinsurance segment, the statute of limitations expired on certain previously recorded liabilities related to uncertain tax positions. The benefit to us was $8.5 million.

Minority Interest:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(6,730)	(13,208)	6,478

Total	$(6,730)	$(13,208)	$6,478

We recorded a minority interest in earnings of $6.7 million for the year ended December 31, 2007 reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot, Brampton and Shelbourne, and $13.2 million for the year ended December 31, 2006 reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot and Brampton.

The decrease in minority interest was primarily a result of reduced foreign exchange gains in Brampton and a decrease in net reduction in loss and loss adjustment expense liabilities for Hillcot Re and Brampton.

Negative Goodwill:

	Year Ended December 31,
	2007	2006	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	15,683	31,038	(15,355)

Total	$15,683	$31,038	$(15,355)

Negative goodwill of $15.7 million and $31.0 million (net of minority interest of $4.3 million) was recorded for the years ended December 31, 2007 and 2006, respectively. For 2007, the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2007. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the company at a discount to fair value.

Negative goodwill of $31.0 million, net of minority interest of $4.3 million, was recorded for the year ended December 31, 2006 in connection with our acquisitions of Brampton, Cavell and Unione during the year. This amount represents the excess of the cumulative fair value of net assets acquired of $222.9 million over the cost of $187.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2006.

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

Comparison of Year Ended December 31, 2006 and 2005

We reported consolidated net earnings of approximately $82.3 million for the year ended December 31, 2006 compared to approximately $80.7 million in 2005. Included as part of net earnings for 2006 is an extraordinary gain of $31.0 million relating to negative goodwill, net of minority interest. Net earnings before extraordinary gain for 2006 were approximately $51.3 million compared to $80.7 million in 2005. The decrease was primarily a result of a lower net reduction in loss and loss adjustment expense liabilities and higher general and administrative expenses offset by higher consulting fee income, investment income and increased foreign exchange gains.

Consulting Fees:

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$54,546	$38,046	$16,500
Reinsurance	(20,638)	(16,040)	(4,598)

Total	$33,908	$22,006	$11,902

We earned consulting fees of approximately $33.9 million and $22.0 million for the years ended December 31, 2006 and 2005, respectively. Included in these amounts was approximately $1.3 million in consulting fees charged to wholly-owned subsidiaries of B.H. Acquisition, a partly-owned equity affiliate, in both 2006 and 2005. The increase in consulting fees was due primarily to the increase of approximately $8.9 million in management and incentive-based fees earned by our U.S. subsidiaries along with increased incentive-based fees generated by our Bermuda management company.

Internal management fees of $20.6 million and $16.0 million were paid in 2006 and 2005, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired in 2006.

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

The average return on the cash and fixed maturities investments for the year ended December 31, 2006 was 4.40%, as compared to the average return of 3.23% for the year ended December 31, 2005. The increase in yield was primarily the result of increasing U.S. interest rates — the U.S. federal funds rate has increased from 2.25% on January 1, 2005 to 4.25% on December 31, 2005 and to 5.25% on December 31, 2006. The average Standard & Poor’s credit rating of our fixed income investments at December 31, 2006 was AAA.

Net realized (losses)/gains for the year ended December 31, 2006 and 2005 were $(0.1) million and $1.3 million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2006 was $31.9 million and was attributable to a reduction in estimates of net ultimate losses of $21.4 million, a reduction in estimates of loss adjustment expense liabilities of $15.1 million to reflect 2006 run-off activity, compared to a reduction of $10.5 million in 2005 (the larger reduction relating to companies acquired during 2006), a reduction in aggregate provisions for bad debt of $6.3 million compared to $20.2 million in 2005, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.9 million compared to $7.9 million in 2005, the increased charge reflecting amortization relating to companies acquired during 2006. The reduction in estimates of net ultimate losses of $21.4 million comprised of net adverse incurred loss development of $37.9 million offset by reductions in estimates of IBNR reserves of $59.3 million, of which an increase in estimates of ultimate losses of $3.4 million relating to one of our insurance entities was offset by reductions in estimates of net ultimate losses of $24.8 million in our remaining insurance and reinsurance entities.

The adverse incurred loss development of $37.9 million, whereby advised case and LAE reserves of $37.4 million were settled for net paid losses of $75.3 million, comprised adverse incurred loss development of $59.2 million relating to one of our insurance companies partially offset by favorable incurred loss development of $21.3 million relating to our remaining insurance and reinsurance companies.

The adverse incurred loss development of $59.2 million relating to one of our insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 10 commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Other factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed asbestos and environmental loss reporting time-lag as discussed further below. Of the 10 commutations completed for this entity, two were among its top ten cedant and/or reinsurance exposures. The remaining 8 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the adverse loss development of $59.2 million was largely offset by a recoverable from a single AA rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by us.

The favorable incurred loss development of $21.3 million, relating to our remaining insurance and reinsurance companies, whereby net advised case reserves of $15.3 million were settled for net paid loss recoveries of $6.0 million, arose from approximately 35 commutations of assumed and ceded exposures at less than case and LAE reserves, where receipts from ceded commutations exceeded settlements of assumed exposures, and the settlement of non-commuted losses in the year below carried reserves. We adopt a disciplined approach, through claims adjusting and the inspection of underlying policyholder records, to the review and settlement of non-commuted claims such that settlements may often be achieved below the level of the originally advised loss.

The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies (i.e. excluding the net $55.8 million reduction in IBNR reserves relating to the entity referred to above) amounted to $3.5 million. This net reduction was comprised of an increase of $19.8 million resulting from (i) a change in assumptions as to the appropriate loss reporting time lag for Asbestos related exposures from 2 to 3 years and for environmental exposures from 2 to 2.5 years, which resulted in an increase in net IBNR reserves of $6.4 million, and (ii) a reduction in ceded IBNR recoverables of $13.4 million resulting from the commutation of ceded reinsurance protections. The increase in IBNR of $19.8 million is offset by a reduction of $23.3 million resulting from the application of our reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 35 commutations, and (ii) reduced case and LAE reserves in the aggregate.

Of the 35 commutations completed during 2006 for our remaining reinsurance and insurance companies, ten were among their top ten cedant and/or reinsurance exposures. The remaining twenty-five were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

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

Net change in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR represents the change in our actuarial estimates of losses incurred but not reported.

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

Salaries and benefits, which include expenses relating to our Annual Incentive Compensation Program and employee share plans, were $40.1 million and $40.8 million for the years ended December 31, 2006 and 2005, respectively. On May 23, 2006, we entered into a merger agreement and a recapitalization agreement, which agreements provided for the cancellation of our then-existing incentive compensation plan, or the Old Incentive Plan, which plan was replaced with the Annual Incentive Plan. As a result of the execution of these agreements, the accounting treatment for share based awards under the Old Incentive Plan changed from book value to fair value. As a result of this modification, we recognized additional stock-based compensation of $15.6 million during the quarter ended June 30, 2006. The total stock-based compensation expense recognized in the year ended December 31, 2006, including the $15.6 million mentioned previously, was $22.3 million as compared to $3.8 million for the year ended December 31, 2005. As a result of the cancellation of the Old Incentive Plan, $21.2 million of prior years unpaid bonus accrual was reversed during the quarter ended June 30, 2006. The expense associated with the new annual incentive compensation plan was $14.5 million for the year ended December 31, 2006 as compared to an expense of $14.2 million relating to the prior plan for the year ended December 31, 2005.

General and Administrative Expenses:

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$12,751	$9,246	$(3,505)
Reinsurance	6,127	1,716	(4,411)

Total	$18,878	$10,962	$(7,916)

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

General and administrative expenses attributable to the reinsurance segment increased by $4.4 million during the year ended December 31, 2006, as compared to the year ended December 31, 2005. Of the increased costs for the year, $3.8 million relate to general and administrative expenses incurred in relation to companies acquired by us in 2006 and, of the $3.8 million, $2.5 million relate to non-recurring costs associated with new acquisitions along with expenses incurred in arranging loan facilities with a London-based bank.

Interest Expense:

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	1,989	—	1,989

Total	$1,989	$—	$1,989

Interest expense of $2.0 million was recorded for the year ended December 31, 2006. This amount relates to the interest on the funds that were borrowed from B.H. Acquisition and a London-based bank to partially assist with the financing of the acquisitions of Brampton and Cavell, as well as interest on the vendor promissory note that formed part of the acquisition cost for Brampton. The vendor promissory note was repaid in May 2006.

Foreign Exchange Gain/(Loss):

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$(146)	$(10)	$(136)
Reinsurance	10,978	(4,592)	15,570

Total	$10,832	$(4,602)	$15,434

We recorded a foreign exchange gain of $10.8 million for the year ended December 31, 2006, as compared to a foreign exchange loss of $4.6 million for 2005. The gain for the year ended December 31, 2006 arose primarily as a result of having surplus British Pounds that arose as a result of our acquisitions of Brampton, Cavell, and Unione Italiana (U.K.) Reinsurance Company, or Unione, at a time when the British Pound had strengthened against the U.S. Dollar. The foreign exchange loss in 2005 arose as a result of having surplus British Pounds and Euros at various points in the year at a time when the both the British Pound and Euro had weakened against the U.S. Dollar. The U.S. Dollar to British Pound rate at January 1, 2005, December 31, 2005 and December 31, 2006 was $1.92, $1.72 and $1.959, respectively. Similarly, the U.S. Dollar to Euro rate at January 1, 2005, December 31, 2005 and December 31, 2006 was $1.36, $1.18 and $1.32, respectively.

As our functional currency is the U.S. Dollar, we seek to manage our exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities. The 2006 and 2005 currency mismatches were addressed and corrected by converting surplus foreign currency to U.S. Dollars at the time the mismatch was identified.

Share of Income of Partly-Owned Company:

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	518	192	326

Total	$518	$192	$326

Our share of equity in earnings of partly-owned companies for the years ended December 31, 2006 and 2005 was $0.5 million and $0.2 million, respectively. These amounts represented our proportionate share of equity in the earnings of B.H. Acquisition.

Income Tax Recovery (Expense)

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$490	$(883)	$1,373
Reinsurance	(172)	(31)	(141)

Total	$318	$(914)	$1,232

Income taxes of $0.3 million and $(0.9) million were recorded for the years ended December 31, 2006 and 2005, respectively. The income taxes recovered (incurred) were in respect of our U.K and U.S subsidiaries.

Minority Interest:

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(13,208)	(9,700)	(3,508)

Total	$(13,208)	$(9,700)	$(3,508)

We recorded a minority interest in earnings of $13.2 million and $9.7 million for the years ended December 31, 2006 and 2005, respectively, reflecting the 49.9% minority economic interest held by a third party in the earnings from Hillcot and Brampton.

Negative Goodwill:

	Year Ended December 31,
	2006	2005	Variance
	(In thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	31,038	—	31,038

Total	$31,038	$—	$31,038

Negative goodwill of $31.0 million, net of minority interest of $4.3 million, was recorded for the year ended December 31, 2006 in connection with our acquisitions of Brampton, Cavell and Unione during the year. This amount represents the excess of the cumulative fair value of net assets acquired of $222.9 million over the cost of $187.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2006.

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

Liquidity and Capital Resources

As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries. The potential sources of the cash flows to the holding company consist of dividends, advances and loans from our subsidiary companies.

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. As of December 31, 2007 and 2006, the insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital. However, as of December 31, 2007 and 2006, retained earnings of $22.1 million and $21.6 million, respectively, of one of our subsidiaries required regulatory approval prior to distribution.

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemption of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions, additional investments and, in the past, for dividend payments to shareholders. We expect that our reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect that our consulting segment operating cash flows will generally be breakeven. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay cash dividends on our ordinary shares.

We maintain a short duration conservative investment strategy whereby, as of December 31, 2007, 73.6% of our cash and fixed income portfolio was held with a maturity of less than one year and 89.4% had maturities of less than five years. Excluding the impact of commutations and any schemes of arrangement, should they be completed, we expect approximately 8.5% of the gross reserves to be settled within one year and approximately 58.0% of the reserves to be settled within five years. However, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses to less than five years. Therefore, the relatively short-duration investment portfolio is maintained in order to provide liquidity for commutation opportunities and preclude us from having to liquidate longer dated securities. As a result, we do not anticipate having to sell longer dated investments in order to meet future policyholder liabilities. However, if we had to sell a portion of our held-to-maturity portfolio to meet policyholder liabilities we would, at that point, amend the classification of the held-to-maturity portfolio to an available-for-sale portfolio. This reclassification would require the investment portfolio to be recorded at market value as opposed to amortized cost. As of December 31, 2007, such a reclassification would result in an insignificant decrease in the value of our cash and investments, reflecting the unrealized loss position of the held-to-maturity portfolio as of December 31, 2007.

At December 31, 2007, total cash and investments were $1.80 billion, compared to $1.26 billion at December 31, 2006. The increase of $539.4 million was due primarily to cash and investments of $554.5 acquired upon the acquisition of subsidiaries offset by: 1) net paid losses relating to claims of $20.4 million; and 2) purchase costs of acquisitions, net of external financing, of $52.5 million.

At December 31, 2006, total cash and investments were $1.26 billion, compared to $884.9 million at December 31, 2005. The increase of $376.2 million was due primarily to cash and investments of $570.5 acquired on the acquisition of subsidiaries offset by: 1) net paid losses relating to claims of $75.3 million; 2) purchase costs of acquisitions, net of external financing, of $80.8 million; and 3) dividends and share redemptions of $50.6 million.

Source of Funds

We primarily generate our cash from the acquisitions we complete. These acquired cash and investment balances are classified as cash provided by investing activities.

We expect that for the reinsurance segment there will be a net use of cash from operations due to total claim settlements and operating expenses being in excess of investment income earned and that for the consulting segment operating cash flows will be breakeven. As a result, the net operating cash flows for us, to expiry, are expected to be negative as we pay out cash in claims settlements and expenses in excess of cash generated via investment income and consulting fees.

Operating

Net cash provided by operating activities for the year ended December 31, 2007 was $73.7 million compared to $4.2 million for the year ended December 31, 2006. This increase in cash flows was attributable mainly to reinsurance collections and the sales of trading securities, offset by higher general and administrative expenses and interest expense incurred for the year ended December 31, 2007 as compared to the same period in 2006.

Net cash provided by (used in) operating activities for the year ended December 31, 2006 was $4.2 million compared to $(6.3) million for the year ended December 31, 2005. This increase in cash flows was attributable primarily to higher investment and consulting income, offset by higher general and administrative expenses and interest expense incurred for the year ended December 31, 2006 as compared to the same period in 2005.

Investing

Investing cash flows consist primarily of cash acquired and used for acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by investing activities was $475.1 million during the year ended December 31, 2007 compared to $179.3 million during the year ended December 31, 2006. The increase in the year was due mainly to the sale and maturity of investments held by us.

Net cash provided by (used in) investing activities was $179.3 million during the year ended December 31, 2006 compared to $(14.1) million during the year ended December 31, 2005. The increase in the year was due primarily to the sale and maturity of investments held by us.

Financing

Net cash used in financing activities was $4.5 million during the year ended December 31, 2007 compared to $13.6 million during the year ended December 31, 2006. The decrease in cash used in financing activities was primarily attributable to the combination of redemption of shares and dividends paid during 2006, which did not occur in 2007, and vendor loans offset by the repurchase of our shares during 2007.

Net cash used in financing activities was $13.6 million during the year ended December 31, 2006 compared to $0.8 million during the year ended December 31, 2005. The increase in cash used in our financing activities was attributable primarily to the combination of redemption of shares and dividends paid and vendor loans offset by net loan finance receipts and capital contributions by the minority interest shareholder of a subsidiary.

Investments

At December 31, 2007, the maturity distribution of our fixed income investment portfolio was as follows:

	2007		2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$102,469	$102,346	$397,658	$397,346
After 1 through 5 years	269,303	272,735	266,604	262,978
After 5 through 10 years	77,486	78,965	23,176	22,923
After 10 years	102,442	102,933	18,030	17,294

	$551,700	$556,979	$705,468	$700,541

Long-Term Debt

On April 12, 2006, we, through Hillcot, entered into a facility loan agreement for $44.4 million with a London-based bank. On April 13, 2006, Hillcot drew down $44.4 million from the facility, the proceeds of which were used to repay shareholder funds advanced for the acquisition of Aioi Europe. The interest rate on the facility is LIBOR plus 2% and the facility is repayable within 4 years. The facility is secured by a first charge over Hillcot’s shares in Aioi Europe together with a floating charge over Hillcot’s assets. On May 5, 2006, Hillcot repaid $25.2 million of the principal, plus accumulated interest. As of December 31, 2007, $19.4 million of principal and accumulated interest was payable to the bank.

On October 3, 2006, one of our subsidiaries, Virginia Holdings Ltd., or Virginia, entered into a facility loan agreement for $24.5 million with a London-based bank. On October 4, 2006, Virginia drew down $24.5 million from the facility, the proceeds of which were used to partially fund the acquisition of Cavell. The facility was secured by a first charge over Virginia’s shares in Cavell together with a floating charge over Virginia’s assets. The interest rate on the loan was LIBOR plus 2% and the loan was repayable within 4 years. As of December 31, 2007, $25.4 million of principal and accumulated interest was payable to the bank. In February 2008, Virginia fully repaid the outstanding principal and accrued interest totaling approximately $24.9 million.

On February 22, 2007, one of our subsidiaries, Oceania Holdings Ltd., or Oceania, entered into a facility loan agreement for $26.8 million with a London-based bank. On February 22, 2007, Oceania drew down $26.8 million from the facility, the proceeds of which were used to partially fund the acquisition of Inter-Ocean. The interest rate on the loan was LIBOR plus 2% and the loan was repayable within 4 years. On October 1, 2007, Oceania fully repaid outstanding principal and accrued interest totaling approximately $27.6 million.

On August 24, 2007, our wholly-owned subsidiary, Flatts Limited, or Flatts, entered into a term facility loan agreement for $15.3 million with a London-based bank. On August 28, 2007, Flatts drew down $15.3 million from the facility, the proceeds of which were used to partially fund the acquisition of Marlon Insurance Company Limited, a U. K.-based company and Marlon Management Services Limited. The interest rate on the loan was LIBOR plus 2% and the loan was repayable within 4 years. As of December 31, 2007, $15.4 million of principal and accumulated interest was payable to the bank. In February 2008, Flatts fully repaid the outstanding principal and accrued interest totaling approximately $15.6 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as of December 31, 2007:

Payments due by period

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(in millions of U.S. dollars)

Contractual Obligations
Investment commitments	$74.6	$34.5	$36.2	$2.5	$1.4
Operating lease obligations	8.2	1.8	3.6	1.7	1.1
Loan repayments	60.2	40.8	19.4	—	—
Purchase commitments	553.0	553.0	—	—	—
Gross reserves for losses and loss expenses	1,591.4	134.6	420.9	367.7	668.4

	$2,287.4	$764.7	$480.1	$371.9	$670.9

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

We have an accrued liability of approximately $13.1 million for unrecognized tax benefits as of December 31, 2007. We are not able to make reasonably reliable estimates of the period in which any cash settlements that may arise with any of the respective tax authorities would be made. Therefore the liability for unrecognized tax benefits is not included in the table above.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

Commitments

We have made a capital commitment of up to $10 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2007, the capital contributed to GSC was $2.8 million, with the remaining commitment being $7.2 million. The $10 million represents 8.5% of the total commitments made to GSC.

We have committed to invest up to $100 million in J.C. Flowers II, L.P. , or the Flowers Fund. During 2007, we funded a total of $11.4 million of our commitment to the Flowers Fund which increased our total investment in the fund to $35.4 million as of December 31, 2007. As of January 14, 2008, we have funded an additional $20.9 million of our $100 million commitment. We intend to use cash on hand to fund our remaining commitment. During 2007, we received $1.2 million in management service fees from the Flowers Fund for advisory services performed for the period June 7, 2007 to June 6, 2008.

The Flowers Fund is a private investment fund for which JCF Associates II L.P. is the general partner and J.C. Flowers & Co. LLC is the investment advisor. JCF Associates II L.P. and J.C. Flowers & Co. LLC are controlled by Mr. Flowers. No fees or other compensation will be payable by us to the Flowers Fund, JCF Associates II L.P., J.C. Flowers & Co. LLC, or Mr. Flowers in connection with our investment in the Flowers Fund. John J. Oros, who is our Executive Chairman and a member of our board of directors, is a managing director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and us.

In December 2007, Enstar, in conjunction with JCF FPK I L.P., or “JCF FPK,” and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller, or FPKCCW, and the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. Enstar owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $455.0 million. Since January 1, 2008, Enstar has committed capital of approximately £36.0 million (approximately $72.0 million) to Lloyd’s Syndicate 2008. Enstar’s capital commitment was financed by approximately £12.0 million (approximately $24.0 million) from bank finance; approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

On December 10, 2007, Enstar entered into a definitive agreement for the purchase from AMP Limited, or AMP, of AMP’s Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of approximately AUS$440.0 million (approximately $417.0 million), will be financed by approximately AUS$301.0 million (approximately $285.0 million) from bank finance jointly with a London-based bank and a German bank, in which the Flowers Fund is a significant shareholder of the German bank; approximately AUS$42.0 million (approximately $40.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AUS$97.0 million (approximately $92.0 million) from available cash on hand. Following approval of the transaction by Australian regulatory authorities on February 20, 2008, Enstar expects the transaction to close on March 5, 2008. The interest rate on the bank loan is LIBOR plus 2.2% and is repayable within six years.

On December 13, 2007, Enstar entered into a definitive agreement for the purchase of Guildhall Insurance Company Limited, a U.K.-based insurance and reinsurance company that has been in run-off since 1986. The acquisition was completed on February 29, 2008. The purchase price, including acquisition expenses, of approximately £32.0 million (approximately $64.0 million) was financed by the drawdown of approximately £16.5 million (approximately $33.0 million) from a facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £10.5 million (approximately $21.0 million) from available cash on hand. The interest rate on the bank loan is LIBOR plus 2% and is repayable within five years.

On January 27, 2008, we were advised by J.C. Flowers & Co. LLC, or J.C. Flowers, that SLM Corporation, or Sallie Mae, had agreed to drop its previously announced lawsuit against J.C. Flowers and its partners seeking the payment of a $900 million termination fee. In addition, Sallie Mae and J.C. Flowers and its partners agreed to terminate the merger agreement. We are not and will not be obligated to make any payment of any kind to J.C. Flowers in respect of our share of the termination fee.

On January 30, 2008, we were advised by New NIB Partners L.P., or New NIB, that the previously announced sale of NIBC Bank N.V., or NIBC, to Kaupthing Bank hf, was no longer going to proceed due to the current instability in the financial markets. We own approximately 1.6% of New NIB which owns approximately 79% of NIBC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our investments at December 31, 2007. The modeling of this effect was performed on our investments classified as either trading or available-for-sale as a shift in the yield curve would not have an impact on our fixed income investments classified as held to maturity as they are carried at purchase cost adjusted for amortization of premiums and discounts. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis

	Interest Rate Shift in Basis Points
	−175	−125	0	+125	+175
	(in thousands of U.S. dollars)

Total Market Value	$372,458	$364,043	$343,003	$321,963	$313,547
Market Value Change from Base	8.59%	6.13%	0.0%	(6.13)%	(8.59)%
Change in Unrealized Value	$29,455	$21,040	$0	$(21,040)	$(29,455)

As a holder of fixed income securities we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the fixed income portfolio is invested in high-quality securities. As of December 31, 2007, approximately 78.9% of our fixed income investment portfolio was rated AA- or better by Standard & Poor’s.

At December 31, 2007, reinsurance receivables of $350.2 million were associated with two reinsurers represented 75.3% of our reinsurance balances receivable. These reinsurers are rated AA- by Standard & Poor’s. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

Effects of Inflation

We do not believe that inflation has had a material effect on our consolidated results of operations. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the anticipated effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.

Foreign Currency Risk

Through our subsidiaries, we conduct business in a variety of non-U.S. currencies, the principal exposures being in the currencies set out in the table below. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. As our functional currency is the U.S. Dollar, exchange rate fluctuations may materially impact our results of operations and financial position. We currently do not use foreign currency hedges to manage our foreign currency exchange risk. We manage our exposure to foreign currency exchange risk by broadly matching our non-U.S. Dollar denominated assets against our non-U.S. Dollar denominated liabilities. This matching process is done quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. Dollars to meet certain local country branch requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities.

The table below summarizes our gross and net exposure as of December 31, 2007 to foreign currencies:

	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$321.0	$141.9	$34.5	$18.7	$26.7	$542.8
Total Liabilities	241.6	117.3	25.9	4.7	24.4	413.9

Net Foreign Currency Exposure	$79.4	$24.6	$8.6	$14.0	$2.3	$128.9

Excluding any tax effects, as of December 31, 2007, a 10% change in the U.S. Dollar relative to the other currencies held by us would have resulted in a $12.9 million change in the net assets held by us.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the accompanying consolidated balance sheets of Enstar Group Limited (formerly known as Castlewood Holdings Limited) and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/
Deloitte & Touche
Hamilton, Bermuda
February 29, 2008

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2007 — $15,480; 2006 — $273,556)	$15,480	$273,556
Fixed maturities, available for sale, at fair value (amortized cost: 2007 — $7,006; 2006 — $5,581)	6,878	5,581
Fixed maturities, held to maturity, at amortized cost (fair value: 2007 — $210,998; 2006 — $328,183)	211,015	332,750
Fixed maturities, trading, at fair value (amortized cost: 2007 — $318,199; 2006 — $93,581)	323,623	93,221
Equities, trading, at fair value (cost: 2007 — $5,087; 2006 — $nil)	4,900	—
Other investments, at fair value	75,300	42,421

Total investments	637,196	747,529
Cash and cash equivalents	995,237	450,817
Restricted cash and cash equivalents	168,096	62,746
Accrued interest receivable	7,200	7,305
Accounts receivable, net	25,379	17,758
Income taxes recoverable	658	—
Reinsurance balances receivable	465,277	408,142
Investment in partly owned company	—	17,998
Goodwill	21,222	21,222
Other assets	96,878	40,735

TOTAL ASSETS	$2,417,143	$1,774,252

LIABILITIES
Losses and loss adjustment expenses	$1,591,449	$1,214,419
Reinsurance balances payable	189,870	62,831
Accounts payable and accrued liabilities	21,383	29,191
Income taxes payable	—	1,542
Loans payable	60,227	62,148
Other liabilities	40,178	29,991

TOTAL LIABILITIES	1,903,107	1,400,122

MINORITY INTEREST	63,437	55,520

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2007:
156,000,000; 2006: 99,000,000)
Ordinary shares (Issued and outstanding 2007: 11,920,377; 2006: 18,885)	11,920	19
Non-voting convertible ordinary shares (Issued 2007: 2,972,892; 2006: $nil)	2,973	—
Treasury stock at cost (non-voting convertible ordinary shares 2007:
2,972,892; 2006: $nil)	(421,559)	—
Additional paid-in capital	590,934	111,371
Accumulated other comprehensive income	6,035	4,565
Retained earnings	260,296	202,655

TOTAL SHAREHOLDERS’ EQUITY	450,599	318,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,417,143	$1,774,252

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(expressed in thousands of U.S. dollars,
	except share and per share data)

INCOME
Consulting fees	$31,918	$33,908	$22,006
Net investment income	64,087	48,099	28,236
Net realized gains (losses)	249	(98)	1,268

	96,254	81,909	51,510

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(24,482)	(31,927)	(96,007)
Salaries and benefits	46,977	40,121	40,821
General and administrative expenses	31,413	18,878	10,962
Interest expense	4,876	1,989	—
Net foreign exchange (gain) loss	(7,921)	(10,832)	4,602

	50,863	18,229	(39,622)

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANIES	45,391	63,680	91,132
INCOME TAXES	7,441	318	(914)
MINORITY INTEREST	(6,730)	(13,208)	(9,700)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANIES	—	518	192

EARNINGS BEFORE EXTRAORDINARY GAIN	46,102	51,308	80,710
Extraordinary gain — Negative goodwill (net of minority interest of $nil, $4,329 and $nil, respectively)	15,683	31,038	—

NET EARNINGS	$61,785	$82,346	$80,710

PER SHARE DATA:
Earnings per share before extraordinary gain — basic	$3.93	$5.21	$8.29
Extraordinary gain per share — basic	1.34	3.15	—

Earnings per share — basic	$5.27	$8.36	$8.29

Earnings per share before extraordinary gain — diluted	$3.84	$5.15	$8.14
Extraordinary gain per share — diluted	1.31	3.11	—

Earnings per share — diluted	$5.15	$8.26	$8.14

Weighted average shares outstanding — basic	11,731,908	9,857,194	9,739,560
Weighted average shares outstanding — diluted	12,009,683	9,966,960	9,918,823

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$61,785	$82,346	$80,710

Other comprehensive income:
Unrealized holding (losses) gains on investments arising during the period	249	(98)	1,268
Reclassification adjustment for net realized (gains) losses included in net earnings	(249)	98	(1,268)
Currency translation adjustment	1,470	3,555	(899)

Other comprehensive income (loss)	1,470	3,555	(899)

COMPREHENSIVE INCOME	$63,255	$85,901	$79,811

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006 and 2005

	2007	2006	2005
	(expressed in thousands of U.S. dollars, except share and per share data)

Share Capital — Ordinary Shares
Balance, beginning of year	$19	$22,661	$22,912
Redemption of Class E shares	—	(22,642)	(252)
Grant of Class D shares	—	—	1
Conversion of shares	6,029	—	—
Issue of shares	5,775	—	—
Shares repurchased	(7)	—	—
Share awards granted/vested	104	—	—

Balance, end of year	$11,920	$19	$22,661

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$—	$—	$—
Conversion of shares	2,973	—	—

Balance, end of year	$2,973	$—	$—

Treasury stock
Balance, beginning of year	$—	$—	$—
Shares acquired, at cost	(421,559)	—	—

Balance, end of year	$(421,559)	$—	$—

Additional Paid-in Capital
Balance, beginning of year	$111,371	$89,090	$85,341
Reclassification of deferred compensation	—	(112)	(30)
Share awards granted/vested	3,665	112	3,779
Shares repurchased	(16,755)	—	—
Issue of shares	490,269	—	—
Amortization of share awards	2,384	22,281	—

Balance, end of year	$590,934	$111,371	$89,090

Deferred compensation
Balance, beginning of year	$—	$(112)	$(371)
Amortization of deferred compensation	—	—	259
Reclassification of deferred compensation	—	112	—

Balance, end of year	$—	$—	$(112)

Accumulated other comprehensive income
Balance, beginning of year	$4,565	$1,010	$1,909
Other comprehensive income/(loss)	1,470	3,555	(899)

Balance, end of year	$6,035	$4,565	$1,010

Retained earnings
Balance, beginning of year	$202,655	$148,257	$67,547
Adjustment to initially apply FIN 48	4,858	—	—

Adjusted balance, beginning of period	207,513	148,257	67,547
Conversion of shares	(9,002)	—	—
Dividend paid	—	(27,948)	—
Net earnings	61,785	82,346	80,710

Balance, end of year	$260,296	$202,655	$148,257

See accompanying notes to the consolidated financial statements.

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Expressed in thousands of
	U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$61,785	$82,346	$80,710
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Minority interest	6,730	13,208	9,700
Negative goodwill (2006: net of minority interest of $4,329)	(15,683)	(31,038)	—
Share of undistributed net earnings of partly owned companies	—	(518)	(192)
Amortization of deferred compensation	—	—	259
Share-based compensation expense	2,384	22,393	3,780
Net realized and unrealized investment loss (gain)	(249)	453	(1,268)
Other items	5,374	(11,983)	20,321
Depreciation and amortization	951	503	493
Amortization of bond premiums and discounts	176	1,959	564
Net movement of trading securities	104,363	12,122	76,695
Changes in assets and liabilities:
Reinsurance balances receivable	118,850	(52,453)	116,887
Other assets	(7,580)	—	—
Losses and loss adjustment expenses	(105,115)	(14,922)	(282,718)
Reinsurance balances payable	(74,472)	(17,904)	(31,552)
Accounts payable and accrued liabilities	(5,926)	—	—
Other liabilities	(17,914)	—	—

Net cash flows provided by (used in) operating activities	73,674	4,166	(6,321)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$5,653	$4,698	$16,561
Purchase of available-for-sale securities	(74,827)	(100,644)	(112,010)
Sales and maturities of available-for-sale securities	411,573	305,387	201,712
Purchase of held-to-maturity securities	(29,512)	(171,250)	(133,492)
Maturity of held-to-maturity securities	229,818	143,298	46,220
Movement in restricted cash and cash equivalents	(53,358)	—	—
Funding of other investments	(11,824)	(11,009)	(26,360)
Other investing activities	(2,396)	8,816	(6,704)

Net cash flows provided by (used in) investing activities	475,127	179,296	(14,073)

FINANCING ACTIVITIES:
Redemption of shares	$—	$(22,642)	$(282)
Distribution of capital to minority shareholders	—	(11,765)	—
Contribution to surplus of subsidiary by minority interest	1,187	22,918	—
Dividend paid	—	(27,948)	—
Dividend paid to minority shareholders	—	(13,715)	(548)
Receipt of loans	42,125	86,356	—
Repayment of loans	(31,032)	(46,839)	—
Repurchase of shares	(16,762)	—	—

Net cash flows used in financing activities	(4,482)	(13,635)	(830)

TRANSLATION ADJUSTMENT	101	778	(533)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	544,420	170,605	(21,757)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	450,817	280,212	301,969

CASH AND CASH EQUIVALENTS, END OF YEAR	$995,237	$450,817	$280,212

Supplement Cash Flow Information
Net income taxes recovered (paid)	$5,241	$647	$(1,733)
Interest paid	$4,597	$1,041	$—

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
(Expressed in thousands of U.S. dollars except share and per share data)

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

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Standards issued by the United States Financial Accounting Standards Board.

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

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

b) Fixed Maturities:  Debt securities classified as held-to-maturity investments are carried at purchase cost adjusted for amortization of premiums and discounts. Debt investments classified as trading securities are carried at fair value, with unrealized holding gains and losses recognized in net investment income. Debt securities classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c) Equity Securities:  Equity investments are classified as trading securities and are carried at fair value with realized and unrealized holding gains and losses recognized in realized gains and losses.

d) Other Investments:  Other investments include investments in limited partnerships and limited liability companies which value their investments at fair value. The Company has no significant influence and does not participate in the management of these investments. Other investments are accounted for under the equity method whereby the investment is initially recorded at cost and adjusted to reflect the Company’s proportionate share of income or loss for the period and reduced by dividends received. Significant estimates are involved in the valuation of other investments. Because of the inherent uncertainty of valuation, the estimates of fair value may differ significantly from the values that would have been used had a ready market for the other investments existed. The differences could be significant.

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

Investment in partly owned company — Investment in a partly owned company, where the Company has significant influence, is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses, unrealized investment gains and losses and reduced by dividends received.

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

Assets and liabilities of subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenues and expenses of subsidiaries are translated into U.S. dollars at the average rates of exchange for the year.

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

Acquisitions — Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Enstar Limited (formerly “Castlewood Limited”) by Enstar in 2001. FAS No. 142 “Goodwill and Other Intangible Assets” requires that the Company perform an initial valuation of its goodwill assets and to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company’s goodwill asset. Negative goodwill arises where the fair value of net assets acquired exceeds the purchase price of those acquired assets and, in accordance with FAS No. 141, “Business Combinations,” has been recognized as an extraordinary gain.

Stock Based Compensation — Enstar adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” (“FAS 123(R)”), in accounting for its employee share awards effective January 1, 2006. FAS 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements based on the grant date fair value of the award. The adoption of FAS 123(R) did not have a material impact on the consolidated financial statements. On May 23, 2006, Enstar entered into an agreement and plan of merger and a recapitalization agreement. As a result of the execution of these agreements, the accounting treatment for share-based awards issued under Enstar’s employee share plan changed from book value to fair value.

New Accounting Pronouncements — In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“FAS 157”). This Statement provides guidance for using fair value to measure assets and liabilities. Under this standard, the definition of fair value focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). FAS 157 clarifies that fair value is a market based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets and the lowest priority being unobservable data. Further, FAS 157 requires tabular disclosures of the fair value measurements by level within the fair value hierarchy.

FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, “Disclosures about Fair Value of Financial Instruments”. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not made any elections to date under FAS 159.

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS No. 141 “Business Combinations” (“FAS 141”) but retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognized goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 141(R) and its potential impact on future financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure of FAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of FAS 160 its potential impact on future financial statements.

3.	ACQUISITIONS

2005 — In 2005, Enstar, through one of its subsidiaries, completed the acquisition of Fieldmill Insurance Company Limited (formerly Harleysville Insurance Company (UK) Limited).

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

On October 4, 2006 and November 20, 2006, Enstar completed the acquisitions of Cavell Holdings Limited (U.K.) (“Cavell”), a U.K. Company, which owns a U.K. reinsurance company and a Norwegian reinsurer, for total consideration of $60.9 million and Unione Italiana (UK) Reinsurance Company (“Unione”), a reinsurance company based in the U.K., for total consideration of $17.4 million. The acquisitions were funded from available cash on hand and approximately $24.5 million in new debt.

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

$(31,038)

The negative goodwill of $31.0 million (net of minority interest) relating to the acquisitions completed in the year arose as a result of the following: 1) Income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004 and the date the acquisition closed, March 30, 2006; and 2) a result of the strategic desire of the vendor of Cavell and Unione to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value.

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

2007 — On January 31, 2007, the Company completed the merger (the “Merger”) of CWMS Subsidiary Corp., a Georgia corporation and its wholly-owned subsidiary (“CWMS”), with and into The Enstar Group, Inc. (“EGI”). As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a direct wholly-owned subsidiary of the Company.

Following completion of the Merger, trading in EGI’s common stock ceased and certificates for shares of EGI’s common stock now represent the same number of Enstar ordinary shares. Commencing February 1, 2007, the ordinary shares of Enstar traded on the NASDAQ Global Select Market under the ticker symbol ‘ESGRD’ until March 1, 2007 and, thereafter, under the ticker symbol ‘ESGR.’

In addition, immediately prior to the closing of the Merger, Enstar completed a recapitalization pursuant to which it: (1) exchanged all of its previous outstanding shares for new ordinary shares of Enstar, (2) designated its initial Board of Directors immediately following the Merger; (3) repurchased certain of its shares held by Trident II, L.P. and its affiliates; (4) made payments totaling $5.1 million to certain of its executive officers and employees, as an incentive to remain with Enstar following the Merger; and (5) purchased, through its wholly-owned subsidiary, Enstar Limited, the shares of B.H. Acquisition Ltd., a Bermuda company, held by an affiliate of Trident II, L.P.

On February 23, 2007, Enstar repurchased 7,180 Enstar ordinary shares from T. Whit Armstrong for total consideration of $0.7 million. This repurchase was done in accordance with the letter agreement dated May 23, 2006, between T. Whit Armstong, T. Wayne Davis and Enstar pursuant to which Enstar agreed to repurchase from Messrs. Armstrong and Davis, upon their request, during a 30-day period commencing January 15, 2007, at then prevailing market prices, such number of Enstar ordinary shares as provides an amount sufficient for Messrs. Armstrong and Davis to pay taxes on compensation income resulting from the exercise of options by them on May 23, 2006 for 50,000 shares of EGI common stock in the aggregate. Mr. Davis did not elect to sell shares under the agreement. Messrs. Armstrong and Davis are directors of the Company.

On January 31, 2007, the Company acquired the 55% of the shares of B.H. Acquisition Ltd. (“BH”) that it previously did not own. The Company acquired 22% of BH from an affiliate of Trident II, L.P. for total cash consideration of approximately $10.2 million and acquired EGI’s 33% interest in BH as part of the Merger. BH wholly owns two insurance companies in run-off, Brittany Insurance Company Ltd., incorporated in Bermuda, and Compagnie Européenne d’Assurances Industrielles S.A., incorporated in Belgium. After completion of the acquisition and the Merger, the Company owns all outstanding shares in BH.

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

		Allocation of
	Net Assets	Excess of Net	Adjusted Net
	Acquired at	Assets Over	Assets Acquired
	Fair Value	Purchase Price	at Fair Value

Cash	$83,111	$—	$83,111
Other investments	18,139	(223)	17,916
Investment in Enstar	426,797	(5,238)	421,559
Investment in BH	15,246	(187)	15,059
Accounts receivable	4,931	—	4,931
Reinsurance balances payable (net)	(509)	—	(509)
Losses and loss adjustment expenses	(11,901)	—	(11,901)
Accounts payable	(20,828)	—	(20,828)

Net assets acquired at fair value	$514,986	$(5,648)	$509,338

On February 23, 2007, the Company, through a wholly-owned subsidiary, completed the acquisition of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for total consideration of approximately $57.5 million. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland.

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

The following unaudited proforma condensed combined income statement for the twelve months ended December 31, 2007 and 2006 combines the historical consolidated statements of income of the Company, EGI, BH and Inter-Ocean giving effect to the business combinations and related transactions as if they had occurred on January 1, 2007 and 2006, respectively.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Enstar							Enstar
Twelve Months Ended	Group			Proforma			Proforma	Group Limited
December 31, 2007:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$86,748	$4,789	$1,807	$(3,310)	$90,034	$3,684	$(563)	$93,155
Total Expenses	(53,136)	(3,259)	344	2,890	(53,162)	(410)	(1,414)	(54,986)

Net Earnings before Extraordinary Gain	33,612	1,530	2,151	(420)	36,872	3,274	(1,977)	38,169
Extraordinary Gain	15,683	—	—	—	15,683	—	—	15,683

Net Earnings	$49,295	$1,530	$2,151	$(420)	$52,555	$3,274	$(1,977)	$53,852

Net Earnings per Ordinary Share before extraordinary gains — Basic								$3.25
Extraordinary gain — Basic								1.34

Net Earnings per Ordinary Share — Basic								$4.59

Net (Loss) Earnings per Ordinary Share before extraordinary gains — Diluted								$3.18
Extraordinary gain — Diluted								1.31

Net Earnings per Ordinary Share — Diluted								$4.49

Weighted Average Shares — Basic								11,731,908
Weighted Average Shares — Diluted								12,009,683

	Enstar							Enstar
Twelve Months Ended	Group			Proforma			Proforma	Group Limited
December 31, 2006:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Proforma

Total Income	$81,909	$5,160	$22,705	$(18,627)	$91,147	$26,509	$(750)	$116,906
Total Expenses	(30,601)	(4,009)	(11,985)	1,250	(45,345)	(27,682)	(959)	(73,986)

Net Earnings (Loss) before Extraordinary Gain	51,308	1,151	10,720	(17,377)	45,802	(1,173)	(1,709)	42,920
Extraordinary Gain	31,038	—	6,149	(6,149)	31,038	—	—	31,038

Net Earnings (Loss)	$82,346	$1,151	$16,869	$(23,526)	$76,840	$(1,173)	$(1,709)	$73,958

Net Earnings per Ordinary Share before extraordinary gains — Basic								$4.35
Extraordinary gain — Basic								3.15

Net Earnings per Ordinary Share — Basic								$7.50

Net Earnings per Ordinary Share before extraordinary gains — Diluted								$4.31
Extraordinary gain — Diluted								$3.11

Net Earnings per Ordinary Share — Diluted								$7.42

Weighted Average Shares — Basic								9,857,194
Weighted Average Shares — Diluted								9,966,960

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

On August 28, 2007, the Company completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited (together, “Marlon”) for total consideration of approximately $31.2 million. Marlon are U.K.-based companies.

The purchase price and fair value of assets acquired for Marlon were as follows:

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

In December 2007, Enstar, in conjunction with JCF FPK I L.P., or “JCF FPK,” and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller, or FPKCCW, and the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. Mr. Flowers is the founder and Managing Member of J.C. Flowers & Co LLC. Mr. John J. Oros, Enstar’s Executive Chairman and a member of Enstar’s board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and Enstar. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPKCCW. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. Enstar owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $455.0 million. Since January 1, 2008, Enstar has committed capital of approximately £36.0 million (approximately $72.0 million) to Lloyd’s Syndicate 2008. Enstar’s capital commitment was financed by approximately £12.0 million (approximately $24.0 million) from bank finance; approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

On December 10, 2007, Enstar entered into a definitive agreement for the purchase from AMP Limited, or AMP, of AMP’s Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of approximately AUS$440.0 million (approximately $417.0 million), will be financed by approximately AUS$301.0 million (approximately $285.0 million) from bank finance jointly with a London-based bank and a German bank, in which the Flowers Fund is a significant shareholder of the German bank; approximately AUS$42.0 million (approximately $40.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AUS$97.0 million (approximately $92.0 million) from available cash on hand. Following approval of the transaction by Australian regulatory authorities on February 20, 2008, Enstar expects the transaction to close on March 5, 2008. The interest on the bank loan is LIBOR plus 2.2% and is repayable within six years.

On December 13, 2007, Enstar entered into a definitive agreement for the purchase of Guildhall Insurance Company Limited, a U.K.-based insurance and reinsurance company that has been in run-off since 1986. The acquisition was completed on February 29, 2008. The purchase price, including acquisition expenses, of approximately £32.0 million (approximately $64.0 million) was financed by the drawdown of approximately £16.5 million (approximately $33.0 million) from a facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £10.5 million (approximately $21.0 million) from available cash on hand. The interest rate on the bank loan is LIBOR plus 2% and is repayable within five years.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $168.1 million and $62.7 million as of December 31, 2007 and 2006, respectively, are restricted for use as collateral against letters of credit, in the amount of $128.5 million and $41.5 million as of December 31, 2007 and 2006, respectively, and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

Available-for-sale —

The cost and fair value of investments classified as available-for-sale as at December 31, 2007 were $22.5 million and $22.4 million, respectively, and $279.1 million and $279.1 million, respectively, as at December 31, 2006. As of December 31, 2007 there were no investments in Goldman Sachs Mutual Funds, which totaled $203.8 million at December 31, 2006.

Held-to-maturity -

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As of December 31, 2007
U.S. Treasury and Agency securities	$132,332	$816	$(314)	$132,834
Non-U.S. Government securities	2,534	—	(12)	2,522
Corporate debt securities	76,149	159	(666)	75,642

	$211,015	$975	$(992)	$210,998

As of December 31, 2006
U.S. Treasury and Agency securities	$165,388	$14	$(2,614)	$162,788
Non-U.S. Government securities	7,594	—	—	7,594
Corporate debt securities	159,768	121	(2,088)	157,801

	$332,750	$135	$(4,702)	$328,183

The gross unrealized losses on held-to-maturity debt securities were split as follows:

	2007	2006

Due within one year	$161	$301
After 1 through 5 years	217	3,310
After 5 through 10 years	13	254
After 10 years	601	837

	$992	$4,702

As of December 31, 2007 and 2006, the number of securities in an unrealized loss position was 48 and 70, respectively, with a fair value of $122.3 million and $298.8 million, respectively. Of these securities, the number of securities that have been in an unrealized loss position for 12 months or longer was 45 and 59, respectively, with a fair value of $102.5 million and $185.3 million, respectively. As of December 31, 2007 and 2006, none of these securities were considered to be other than temporarily impaired. Management has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair values as at December 31, 2007 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized	Fair
	Cost	Value

Due within one year	$72,033	$71,905
After 1 through 5 years	128,927	129,494
After 5 through 10 years	166	153
After 10 years	9,889	9,446

	$211,015	$210,998

Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Of the available for sale investments of $22.3 million, $21.7 million were due within one year, with the remainder due after ten years.

Trading -

The estimated fair value of investments classified as trading securities as of December 31 was as follows:

	2007	2006

U.S. Treasury and Agency securities	$237,943	$24,703
Non-U.S. Government securities	3,244	30,710
Corporate debt securities	82,436	37,808
Equity securities	4,900	—

	$328,523	$93,221

The investment return of $17.7 million on the trading securities, under the terms of insurance and reinsurance agreements of a subsidiary acquired in 2007, is for the account of insureds or reinsurers and is excluded from investment income.

Equities

Equities are comprised of two portfolios that invest in both small and large market capitalization publicly traded U.S. companies. The equity portfolio is actively managed by a third-party manager. As at December 31, 2007, unrealized losses of $0.2 million have been included in earnings for these securities.

Other investments -

At December 31, 2007 and 2006 the Company had $75.3 million and $42.4 million, respectively, of other investments recorded in limited partnerships and limited liability companies under the equity method. These other investments represent 4.2% and 3.4% of total investments and cash and cash equivalents at December 31, 2007 and 2006, respectively. All of the Company’s other investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. The investments in limited partnerships and limited liability companies consist primarily of equity investments in non-U.S. financial services companies.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2007 and 2006 the Company had total unfunded capital commitments relating to its other investments of $74.6 million and $68.1 million, respectively.

Major categories of net investment income are summarized as follows:

	2007	2006	2005

Interest from cash and cash equivalents and short-term investments	$49,544	$36,228	$20,680
Interest from fixed maturities	15,798	13,227	9,206
Other	17	(355)	39
Amortization of bond premiums and discounts	(767)	(1,959)	(564)
Other investments	(331)	2,259	—
Investment expenses	(174)	(1,301)	(1,125)

	$64,087	$48,099	$28,236

During the years ended December 31, 2007, 2006 and 2005 proceeds from sales and maturities of available for sale securities were $0.4 million, $0.3 million and $0.2 million, respectively. Gross realized gains on sale of available-for-sale securities were $0.1 million, $0.1 million and $1.8 million, respectively, and gross realized losses on sale of available-for-sale securities were $0.1 million, $0.1 million and $Nil, respectively.

6.	REINSURANCE BALANCES RECEIVABLE

	2007	2006

Recoverable from reinsurers on:
Paid losses	$37,313	$65,982
Outstanding losses	85,439	81,292
Losses incurred but not reported	468,753	396,589
Fair value adjustment	(126,228)	(135,721)

	$465,277	$408,142

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

The Company’s acquired reinsurance subsidiaries used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $164.6 million and $150.1 million at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, reinsurance receivables with a carrying value of $350.2 million and $244.1 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	INVESTMENT IN PARTLY-OWNED COMPANY

On December 31, 2006 the Company held 45% of the ordinary shares of B.H. Acquisition Ltd. (“BH”). On January 31, 2007, the Company acquired the 55% of the shares of BH that it previously did not own. The Company has consolidated the results of operations of BH from the acquisition date.

The balance of the investment in partly-owned company was $nil and $18.0 million at December 31, 2007 and 2006, respectively.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2007	2006

Outstanding	$706,887	$624,015
Incurred but not reported	1,169,578	900,034
Fair value adjustment	(285,016)	(309,630)

	$1,591,449	$1,214,419

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2007 and 2006 included $420.0 million and $389.1 million, respectively, that represents an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2007 and 2006 was $677.6 million and $666.1 million, respectively.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2007	2006	2005

Balance as at January 1	$1,214,419	$806,559	$1,047,313
Less reinsurance recoverables	342,160	213,399	310,653

	872,259	593,160	736,660
Effect of exchange rate movement	18,625	24,856	3,652
Incurred related to prior years	(24,482)	(31,927)	(96,007)
Paid related to prior years	(20,422)	(75,293)	(69,007)
Acquired on purchase of subsidiaries	317,505	361,463	17,862

Net balance as at December 31	1,163,485	872,259	593,160
Plus reinsurance recoverables	427,964	342,160	213,399

Balance as at December 31	$1,591,449	$1,214,419	$806,559

The net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2007, 2006 and 2005 was primarily due to the following:

	2007	2006	2005

Reduction in estimates of ultimate losses	$30,745	$21,433	$73,224
(Increase) reduction in provisions for bad debts	(1,746)	6,296	20,200
Amortization of fair value adjustments	(26,531)	(10,942)	(7,917)
Reduction in provisions for loss adjustment expenses	22,014	15,139	10,500

Net reduction in loss and loss adjustment expense liabilities	$24,482	$31,927	$96,007

The reduction in estimates of ultimate losses in 2007, 2006 and 2005 arose from commutations and policy buy-backs, the settlement of losses in the year below carried reserves, lower than expected incurred adverse loss development and the resulting reductions in actuarial estimates of losses incurred but not reported. Based on a review during 2007 of reinsurance balances receivables, the Company increased its aggregate bad debt provisions. As a result of the collection of certain reinsurance receivables, against which bad debt provisions had been provided in earlier periods, the Company reduced its aggregate provisions for bad debt in 2006 and 2005.

9.	LOANS PAYABLE

				Repaid		Loan	Loan
	Loan	Amount of	Interest	during	Accrued	Payable at	Payable at
Facility	Date	Loan	Rate	2007	Interest	Dec 31, 2007	Dec 31, 2006

Flatts	August 28/07	$15,300	Libor + 2%	—	$109	$15,409	$—
Virginia	October 4/06	24,500	Libor + 2%	—	910	25,410	24,961
Oceania	February 22/07	26,825	Libor + 2%	$26,825	0	—	—
Hillcot	April 12/06	19,200	Libor + 2%	—	208	19,408	19,402
BH	October 4/06	17,500	6.75%			—	17,785

Total						$60,227	$62,148

The Company incurred interest expense on its loan facilities of $4.9 million and $2.0 million for the years ended December 31, 2007 and 2006, respectively. Included within this amount was $nil and $0.3 million of interest expense incurred on the loan from BH.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Hillcot facility contains various financial and business covenants, including limitations on dividends of restricted subsidiaries, restrictions as to the disposition of stock of restricted subsidiaries and limitations on mergers and consolidations. The loan facility is due to be repaid in April 2010. As at December 31, 2007 all of the covenants relating to the facility were met.

The fair values of the Company’s floating rate loans approximate their book value.

On February 18, 2008 the Company fully repaid outstanding principal and accrued interest of $40.5 million, from available cash on hand, in respect of the Flatts and Virginia loan facilities. As at December 31, 2007, all of the covenants relating to the Flatts and Virginia loan facilities were met.

10.	SHARE CAPITAL

As at December 31, 2007, the authorized share capital was 156,000,000 (2006: 99,000,000) ordinary shares, par value of $1.00 per share. The following table is a summary of changes in ordinary shares issued and outstanding:

Issued and fully paid ordinary shares of par value $1 each —

	2007	2006

Balance, beginning of year	$19	$22,661
Redemption of shares	—	(22,642)
Conversion of shares	6,029
Issue of shares	5,775	—
Shares repurchased	(7)	—
Share awards vested	104	—

Balance, end of year	$11,920	$19

Issued and fully paid non-voting convertible ordinary shares of par value $1 each —

	2007	2006

Balance, beginning of year	$—	$—
Conversion of shares	2,973	—

Balance, end of year	$2,973	$—

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2007 and 2006 is comprised of cumulative translation adjustments and unrealized holding gains on investments arising during the year.

	2007	2006

Cumulative translation adjustments	$6,163	$4,565
Unrealized holding gains on investments	(128)	—

	$6,035	$4,565

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EMPLOYEE BENEFITS

a) Summary

Components of salaries and benefits are summarized as follows:

	2007	2006	2005

Salaries and benefits	$31,639	$22,882	$21,456
Defined contribution pension plan expense	2,050	1,506	1,342
2004-2005 employee share plan	2,385	22,393	3,780
Annual incentive plan	10,903	14,533	—
Prior annual incentive plan	—	—	14,243
Reversal of prior annual incentive plan accrual	—	(21,193)	—

Total salaries and benefits	$46,977	$40,121	$40,821

b) Defined contribution pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $1.5 million and $1.3 million, respectively.

c) Employee share plans

Employee stock awards for 2007 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1	92,293	$8,851
Granted	38,357	3,784
Vested	(104,788)	(10,354)

Nonvested — December 31	25,862	3,166

On May 23, 2006, the Company entered into an agreement and plan of merger with EGI (the “Merger Agreement”) and a recapitalization agreement. These agreements provided for the cancellation of the then current annual incentive compensation plan and replaced it with a new annual incentive compensation plan.

i) 2004-2005 employee share plan

As a result of the execution of these agreements, the accounting treatment for share-based awards under the Company’s employee share plan changed from book value to fair value. The determination of the share-award expenses was based on the fair-market value per share of EGI common stock as of the grant date and is recognized over the vesting period.

Compensation costs of $2.4 million, $22.4 million and $3.8 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for years ended December 31, 2007, 2006 and 2005, respectively. Included in the amount for the year ended December 31, 2006 is $15.6 million relating to the modification of the Company’s employee share plan from a book value plan to a fair value plan.

As of December 31, 2007, total unrecognized compensation costs related to the non-vested share awards amounted to $0.6 million. These costs are expected to be recognized over a weighted average period of 0.69 years.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ii) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the year ended December 31, 2007, 38,357 shares were awarded to a director, officers and employees under the 2006 Equity Incentive Plan. The total value of the award was $3.8 million, of which $0.5 million was charged as an expense for the year ended December 31, 2007 and $3.3 million was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

As a result of the cancellation of the previous annual incentive compensation plan, $21.2 million of unpaid bonus accrual was reversed during the year ended December 31, 2006.

The accrued liability relating to the 2006-2010 Annual Incentive Plan for the years ended December 31, 2007 and 2006 was $11.6 million and $14.6 million, respectively.

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

(d)	Options

Prior to the Merger, the Company had no options outstanding to purchase any of its share capital. In accordance with the Merger Agreement, on January 31, 2007, fully vested options were granted by the Company to replace options previously issued by EGI with the same fair value as the EGI options.

Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2007	—	$—	—
Granted	490,371	25.40	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding — December 31, 2007	490,371	$25.40	$47,575

Stock options outstanding and exercisable as of December 31, 2007 were as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
Ranges of Exercise Prices	Options	Exercise Price	Contractual Life

$10 — $20	323,645	$17.20	3.1 years
$40 — $60	166,726	41.32	5.7 years

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

For the year ended December 31, 2007, 1,147 restricted share units were credited to the accounts of Non-Employee Directors under the EGL Deferred Compensation Plan.

13.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Basic earnings per share
Net earnings	$61,785	$82,346	$80,710
Weighted average shares outstanding — basic	11,731,908	9,857,194	9,739,560

Basic earnings per share	$5.27	$8.36	$8.29

Diluted earnings per share
Net earnings	$61,785	$82,346	$80,710
Weighted average shares outstanding — basic	11,731,908	9,857,194	9,739,560
Share equivalents:
Unvested shares	43,334	109,766	179,263
Restricted share units	378	—	—
Options	234,063	—	—

Weighted average shares outstanding — diluted	12,009,683	9,966,960	9,918,823

Diluted earnings per share	$5.15	$8.26	$8.14

The weighted average ordinary shares outstanding shown for the years ended December 31, 2007, 2006 and 2005 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007, 2006 and 2005. For the year ended December 31, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with Messrs. J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s board of directors and Mr. Flowers is one of the largest shareholders of Enstar.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company received management fees for advisory services provided to J.C. Flowers II L.P. (the “Flowers Fund”), a private investment fund, for the years ended December 31, 2007, 2006 and 2005 of $1.2 million, $0.9 million and $Nil, respectively. Of this amount $0.8 million, $0.5 million and $Nil was earned for the years ended December 31, 2007, 2006 and 2005, respectively.

•	The Company has, as of December 31, 2007, 2006 and 2005, investments in entities affiliated with Mr. Flowers with a total value of $71.6 million, $40.6 million and $24.5 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, for the same periods, of $76.3 million, $68.1 million and $Nil, respectively. The Company’s outstanding commitments may be drawn down over approximately the next six years.

•	In March 2006, Enstar and Shinsei Bank Limited, or Shinsei, completed the acquisition of Aioi. The acquisition was effected through Hillcot Holdings in which Enstar holds a 50.1% economic interest and Shinsei holds the remaining 49.9%. Enstar and Shinsei made capital contributions to Hillcot to fund the acquisition in proportion to their economic interests. Mr. Flowers is a director and the largest shareholder of Shinsei.

•	In February 2008, the Flowers Fund committed to fund approximately $72.0 million for its share of the economic interest in the acquisitions of Gordian, Guildhall and Shelbourne.

•	In February 2008, the Company entered into an AUS$301.0 million (approximately $285.0 million) joint loan facility with an Australian and German bank. The Flowers Fund is a significant shareholder of the German bank.

During the years ended December 31, 2007, 2006 and 2005, Enstar paid $0.1 million, $0.2 million and $0.1 million, respectively, to Saracens Ltd. for corporate marketing and entertainment. Dominic Silvester, Chief Executive Officer of Enstar, is a director of Saracens Ltd.

In April 2005, Enstar (US) Inc. entered into a lease agreement for use of office space with one of its directors running through to 2008. For the twelve months ended December 31, 2007, 2006 and 2005, Enstar (US) Inc. incurred rent expense of $0.2 million, $0.1 million and $0.1 million.

In 2006 and 2007 the Company granted loans to certain of its employees in relation to tax incurred on shares awarded as part of the incentive plans. On December 31, 2007, the total amount due from employees for loans granted, including accrued interest charges at 5%, was $1.3 million (2006: $0.1 million).

15.	LITIGATION

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2007, the Company was not a party to any material litigation or arbitration outside its normal course of business operations.

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

As of December 31, 2007 and 2006, United Kingdom insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $432.6 million and $511.0 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit. In 2007, the U.K. taxing authorities partially repealed for the 2007 tax year, and fully repealed for all tax years including and after 2008, Finance Act 2000 Section 107. Section 107 allowed the Company’s U.K. insurance and reinsurance entities to disclaim part or all of their loss reserves in any given tax year. The disclaimed reserves would then refresh as current year losses in the following year.

The Company has made estimates of future taxable income of subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit.

A valuation allowance has been provided for the tax benefit of these items as follows:

	2007	2006

Benefit of loss carryforward	$129,251	$153,314
Valuation allowance	(119,040)	(153,314)

	$10,211	$—

The actual income tax rate for the years ended December 31, 2007, 2006 and 2005, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as a result of the following:

	2007	2006	2005

Earnings before income tax	$54,344	$82,028	$81,624

Expected tax rate	0%	0%	0%
Foreign taxes at local expected rates	(0.3)%	1.6%	0.7%
Change in uncertain tax positions	(14.1)%	—	—
Other	0.7%	(2.0)%	0.4%

Effective tax rate	(13.7)%	(0.4)%	1.1%

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

During the year ended December 31, 2007 there were certain reductions to the unrecognized tax benefit due to the expiration of statutes of limitations of $8.5 million, which is included in net earnings.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007 upon initial adoption	$4,396
Balance assumed as a result of the merger with EGI on January 31, 2007	17,698
Gross increases — tax positions related to the current year	117
Gross increases — tax positions related to prior years	729
Lapse of statute of limitations	(9,825)

Balance at December 31, 2007	$13,115

Included in the balance at December 31, 2007, were $3.2 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Within specific countries, the subsidiaries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the U.S. and U.K. are no longer subject to audits for years before 2003 and 2005, respectively.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions could decrease by up to approximately $3.6 million within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of the income tax expense. During the years ended December 31, 2007, 2006, and 2005 the Company had recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the statute expirations of $1.2 million, $Nil, and $Nil, respectively. The Company had approximately $2.0 million and $Nil accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2007 and December 31, 2006, respectively.

17.	STATUTORY REQUIREMENTS

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Europe and the United Kingdom. Statutory capital and surplus as reported to the relevant regulatory authorities for the insurance and reinsurance subsidiaries of the Company as of December 31, 2007 and 2006 was as follows:

	Bermuda		UK		Europe
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006

Required statutory capital and surplus	$23,127	$17,084	$39,857	$37,713	$25,055	$20,234
Actual statutory capital and surplus	$119,548	$71,292	$283,980	$231,162	$80,292	$57,491

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Bermuda		UK		Europe
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006

Statutory income	$31,369	$19,597	$32,581	$(13,731)	$6,851	$605
Maximum available for dividends	$76,422	$54,208	$18,046	$4,294	$1,818	$1,123

As of December 31, 2007 and 2006, retained earnings of $22.1 million and $21.6 million of one of the Company’s subsidiaries required regulatory approval prior to distribution.

18.	COMMITMENTS AND CONTINGENCIES

a) Lease Commitment — The Company leases office space under operating leases expiring in various years through 2015. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2007:

2008	$1,751
2009	1,912
2010	1,655
2011	1,234
2012	546
2013 through 2017	1,139

$8,237

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $1.6 million and $1.7 million, respectively.

b) Other — SLM Corporation — On January 27, 2008, the Company was advised by J.C. Flowers & Co. LLC, or J.C. Flowers, that SLM Corporation, or Sallie Mae, had agreed to drop its previously announced lawsuit against J.C. Flowers and its partners seeking the payment of a $900 million termination fee. In addition, Sallie Mae and J.C. Flowers and its partners agreed to terminate the merger agreement. The Company has not and will not be obligated to make any payment of any kind to J.C. Flowers in respect of our share of the termination fee.

New NIB Partners L.P.  — On January 30, 2008, the Company was advised by New NIB Partners L.P. (“New NIB”) that the previously announced sale of NIBC Bank N.V. (“NIBC”) to Kaupthing Bank hf was no longer going to proceed due to the current instability in the financial markets. The Company owns approximately 1.6% of New NIB which owns approximately 79% of NIBC.

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2007
Consulting fees	$59,465	$(27,547)	$31,918
Net investment income	228	63,859	64,087
Net realized losses	—	249	249

	59,693	36,561	96,254

Net reduction in loss and loss adjustment expense liabilities	—	(24,482)	(24,482)
Salaries and benefits	36,222	10,755	46,977
General and administrative expenses	21,844	9,569	31,413
Interest expense	—	4,876	4,876
Net foreign exchange loss (gain)	192	(8,113)	(7,921)

	58,258	(7,395)	50,863

Earnings before income taxes and minority interest	1,435	43,956	45,391
Income taxes	(597)	8,038	7,441
Minority interest	—	(6,730)	(6,730)

Earnings before extraordinary gain	838	45,264	46,102
Extraordinary gain	—	15,683	15,683

Net earnings	$838	$60,947	$61,785

Revenue from one client of the Company’s consulting segment was $12.4 million.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2006
Consulting fees	$54,546	$(20,638)	$33,908
Net investment income	1,225	46,874	48,099
Net realized losses	—	(98)	(98)

	55,771	26,138	81,909

Net reduction in loss and loss adjustment expense liabilities	—	(31,927)	(31,927)
Salaries and benefits	28,255	11,866	40,121
General and administrative expenses	12,751	6,127	18,878
Interest expense	—	1,989	1,989
Net foreign exchange loss (gain)	146	(10,978)	(10,832)

	41,152	(22,923)	18,229

Earnings before income taxes, minority interest and share of net earnings of partly owned companies	14,619	49,061	63,680
Income taxes	490	(172)	318
Minority interest	—	(13,208)	(13,208)
Share of net earnings of partly-owned companies	—	518	518

Net earnings before extraordinary gain	15,109	36,199	51,308
Extraordinary gain	—	31,038	31,038

Net earnings	$15,109	$67,237	$82,346

Revenue from one client of the Company’s consulting segment was $9.3 million.

	Consulting	Reinsurance	Total

2005
Consulting fees	$38,046	$(16,040)	$22,006
Net investment income	576	27,660	28,236
Net realized gains	—	1,268	1,268

	38,622	12,888	51,510

Net reduction in loss and loss adjustment expense liabilities	—	(96,007)	(96,007)
Salaries and benefits	26,864	13,957	40,821
General and administrative expenses	9,246	1,716	10,962
Net foreign exchange loss	10	4,592	4,602

	36,120	(75,742)	(39,622)

Earnings before income taxes, minority interest and share of net earnings of partly owned companies	2,502	88,630	91,132
Income taxes	(883)	(31)	(914)

Minority interest	—	(9,700)	(9,700)
Share of net earnings of partly-owned companies	—	192	192

Net earnings	$1,619	$79,091	$80,710

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2007 Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands of U.S. dollars)

Consulting fees	$17,193	$6,238	$3,826	$4,661
Net investment income and net realized gains	13,240	15,901	16,844	18,351

	30,433	22,139	20,670	23,012

Net reduction in loss and loss adjustment expense liabilities	(25,874)	(313)	(805)	2,510
Salaries and benefits	15,144	8,671	10,360	12,802
General and administrative expenses	6,935	10,890	7,915	5,673
Interest expense	1,109	1,442	1,307	1,018
Net foreign exchange (gain) loss	(255)	(4,651)	(3,069)	54

	(2,941)	16,039	15,708	22,057

Income taxes	1,281	(933)	8,109	(1,016)
Minority interest	284	(2,599)	(2,167)	(2,248)
Extraordinary gain	—	—	—	15,683

NET EARNINGS	$34,939	$2,568	$10,904	$13,374

Earnings per share before extraordinary item — Basic	$2.93	$0.22	$0.92	$(0.21)
Extraordinary item — Basic	—	—	—	1.41

Earnings per share — Basic	$2.93	$0.22	$0.92	$1.20

Earnings per share before extraordinary item — Diluted	$2.86	$0.21	$0.89	$(0.20)
Extraordinary item — Diluted	—	—	—	1.37

Earnings per share — Diluted	$2.86	$0.21	$0.89	$1.17

Weighted average shares outstanding — Basic	11,920,393	11,920,393	11,916,013	11,160,448
Weighted average shares outstanding — Diluted	12,197,074	12,200,514	12,204,562	11,425,716

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006 Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands of U.S. dollars)

Consulting fees	$12,958	$9,350	$5,251	$6,349
Net investment income and net realized gains	14,563	12,712	11,066	9,660

	27,521	22,062	16,317	16,009

Net reduction in loss and loss adjustment expense liabilities	(21,227)	(3,920)	(4,323)	(2,457)
Salaries and benefits	17,685	7,996	6,491	7,949
General and administrative expenses	6,591	4,154	4,995	3,138
Interest expense	1,095	362	532	—
Net foreign exchange gain	(1,918)	(947)	(7,497)	(470)

	2,226	7,645	198	8,160

Income taxes	557	(1,034)	581	214
Minority interest	(5,403)	(2,619)	(4,974)	(212)
Share of net earnings of partly owned companies	23	232	151	112
Extraordinary gain	26,691	—	—	4,347

NET EARNINGS	$47,163	$10,996	$11,877	$12,310

Earnings per share before extraordinary item — Basic	$2.07	$1.11	$1.21	$0.82
Extraordinary item — Basic	2.69	—	—	0.45

Earnings per share — Basic	$4.76	$1.11	$1.21	$1.27

Earnings per share before extraordinary item — Diluted	$2.05	$1.10	$1.19	$0.80
Extraordinary item — Diluted	2.67	—	—	0.44

Earnings per share — Diluted	$4.71	$1.10	$1.19	$1.24

Weighted average shares outstanding — Basic	9,910,670	9,910,670	9,849,321	9,755,826
Weighted average shares outstanding — Diluted	10,002,964	10,002,964	9,945,994	9,914,551

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the consolidated financial statements of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 29, 2008; such consolidated financial statements and reports are included elsewhere in this annual report. Our audits also included the financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE
Hamilton, Bermuda
February 29, 2008

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
	(in thousands of U.S. dollars, except share data)

ASSETS
Cash and cash equivalents	$2,354	$4,593
Balances due from subsidiaries	41,591	63,885
Investments in subsidiaries	548,399	340,120
Goodwill	21,222	21,222
Accounts receivable and other assets	10,844	2,972

TOTAL ASSETS	$624,410	$432,792

LIABILITIES
Accounts payable and accrued liabilities	$1,075	16,160
Balances due to subsidiaries	109,299	42,502

TOTAL LIABILITIES	110,374	58,662

MINORITY INTEREST	63,437	55,520

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2007: 156,000,000; 2006: 99,000,000)
Ordinary shares (Issued 2007: 11,920,377 ; 2006: 18,885)	11,920	19
Non-voting convertible ordinary shares (Issued 2007: 2,972,892; 2006: Nil)	2,973	—
Treasury stock at cost (non-voting convertible ordinary shares 2007:
2,972,892; 2006: Nil)	(421,559)	—
Additional paid-in capital	590,934	111,371
Accumulated other comprehensive income	6,035	4,565
Retained earnings	260,296	202,655

TOTAL SHAREHOLDERS’ EQUITY	450,599	318,610

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$624,410	$432,792

See accompanying Notes to the Condensed Financial Statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands of U.S. dollars)

INCOME
Net investment income	$557	$310	$113
Dividend income from subsidiaries	—	70,254	2,051

	557	70,564	2,164

EXPENSES
Salaries and benefits	4,414	20,893	5,851
General and administrative expenses	4,514	772	590
Interest expense	7,118	1,204	—
Foreign exchange losses (gains)	163	(220)	293

	16,209	22,649	6,734

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES	(15,652)	47,915	(4,570)
EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES	84,167	47,639	94,980
MINORITY INTEREST	(6,730)	(13,208)	(9,700)

NET EARNINGS	$61,785	$82,346	$80,710

See accompanying Notes to the Condensed Financial Statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net cash flows provided by (used in) operating activities	$56,590	$116,805	$(935)

FINANCING ACTIVITIES:
Dividends paid	—	(27,948)	—
Contribution of capital	(42,067)	(64,819)	—
Repurchase of shares	(16,762)	—	—
Redemption of shares	—	(22,642)	(282)

Net cash flows used in financing activities	(58,829)	(115,409)	(282)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,239)	1,396	(1,217)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,593	3,197	4,414

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,354	$4,593	$3,197

See accompanying Notes to the Condensed Financial Statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005
(in thousands of U.S. dollars)

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar ”’) (formerly Castlewood Holdings Limited) was incorporated under the laws of Bermuda on August 16, 2001 and with its subsidiaries (collectively the “Company”) acquires and manages insurance and reinsurance companies in run-off, and provides management, consultancy and other services to the insurance and reinsurance industry.

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

3.	COMMITMENTS AND CONTINGENCIES

In December 2007, Enstar, in conjunction with JCF FPK I L.P., or “JCF FPK,” and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller, or FPKCCW, and the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. Mr. Flowers is the founder and Managing Member of J.C. Flowers & Co. LLC. Mr. John J. Oros, Enstar’s Executive Chairman and a member of Enstar’s board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and Enstar. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPKCCW. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. Enstar owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $455.0 million. Since January 1, 2008, Enstar has committed capital of approximately £36.0 million (approximately $72.0 million) to Lloyd’s Syndicate 2008. Enstar’s capital commitment was financed by approximately £12.0 million (approximately $24.0 million) from bank finance; approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Enstar’s management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Enstar in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Enstar’s management was responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Enstar’s management has performed an assessment, with the participation of its Chief Executive Officer and its Chief Financial Officer, of Enstar’s internal control over financial reporting as of December 31, 2007. In making this assessment, Enstar’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As allowed by SEC guidance, management excluded from its assessment the 2007 acquisitions of Tate & Lyle and Marlon, whose total assets, net assets, total revenues, and net income on a combined basis constitute approximately 4.1%, 8.8%, 2.1% and 3.4%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based upon that assessment, Enstar’s management believes that, as of December 31, 2007, Enstar’s internal control over financial reporting is effective.

The effectiveness of Enstar’s internal control over financial reporting as of December 31, 2007 has been audited by Enstar’s independent registered public accounting firm as stated in its report. This report appears on page 122.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Enstar’s management has performed an evaluation, with the participation of its Chief Executive Officer and its Chief Financial Officer, of changes in Enstar’s internal control over financial reporting that occurred during the quarter ended December 31, 2007. Based upon that evaluation there were no changes in its internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Enstar’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the internal control over financial reporting of Enstar Group Limited and subsidiaries (the Company) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tate & Lyle Reinsurance Ltd., Marlon Management Services Limited and Marlon Insurance Company Limited, which were acquired on June 12, 2007, August 28, 2007 and August 28, 2007, respectively, and whose financial statements, on a combined basis, constitute 8.8% and 4.1% of net and total assets, respectively, 2.1% of revenues, and 3.4% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Tate & Lyle Reinsurance Ltd., Marlon Management Services Limited and Marlon Insurance Company Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements.

/s/  Deloitte & Touche
Hamilton, Bermuda
February 29, 2008

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from Enstar’s definitive proxy statement for the 2008 Annual General Meeting of Shareholders under the headings “Proposal No. 1 — Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from Enstar’s definitive proxy statement for the 2008 Annual General Meeting of Shareholders under the headings “Executive Compensation,” “Director Compensation” and “Proposal No. 1 — Election of Directors — Meetings of the Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from Enstar’s definitive proxy statement for the 2008 Annual General Meeting of Shareholders under the headings “Principal Shareholders and Management Ownership” and “Equity Compensation Plan Information.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from Enstar’s definitive proxy statement for the 2008 Annual General Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Independence of Directors.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from Enstar’s definitive proxy statement under the heading “Proposal No. 2 — Appointment of Independent Auditors.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2007 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II — See Item 8 of this report.

2. Financial Statement Schedules

Included in Part II — See Item 8 of this report.

3. Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.2		Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.3		Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission March 1, 2007).
2	.4*	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited.
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.3+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.4+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.5+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and J. Christopher Flowers (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.6+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and John J. Oros (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.7+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Nimrod T. Frazer (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

Exhibit
No.		Description

10	.8+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Gregory L. Curl (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.9+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Paul J. Collins (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.10+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and T. Wayne Davis (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.11+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and T. Whit Armstrong (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.12		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.13		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.14+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.15+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.16+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.17+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.18+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.19+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.20+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).

Exhibit
No.		Description

10	.21+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10.22		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.23		Third Party Equity Commitment Letter, dated as of April 15, 2007, by and between Enstar Group Limited and J.C. Flowers II L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2007).
10	.24+	Enstar Group Limited Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2007).
10	.25+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.26+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.27+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.28		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche (for Enstar Group Limited).
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

certain of the schedules and similar attachments are not filed but Enstar undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

ENSTAR GROUP LIMITED

By:	/s/ Dominic F. Silvester
Dominic F. Silvester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Dominic F. Silvester Dominic F. Silvester	Chief Executive Officer and Director

/s/ Richard J. Harris Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ Paul J. O’Shea Paul J. O’Shea	Executive Vice President and Director

/s/ John J. Oros John J. Oros	Executive Chairman and Director

/s/ J. Christopher Flowers J. Christopher Flowers	Director

/s/ T. Whit Armstrong T. Whit Armstrong	Director

/s/ T. Wayne Davis T. Wayne Davis	Director

/s/ Paul J. Collins Paul J. Collins	Director

/s/ Gregory L. Curl Gregory L. Curl	Director

/s/ Robert J. Campbell Robert J. Campbell	Director

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.2		Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.3		Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission March 1, 2007).
2	.4*	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited.
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.3+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.4+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.5+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and J. Christopher Flowers (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.6+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and John J. Oros (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.7+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Nimrod T. Frazer (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

Exhibit
No.		Description

10	.8+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Gregory L. Curl (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.9+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and Paul J. Collins (incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.10+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and T. Wayne Davis (incorporated by reference to Exhibit 10.10 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.11+	Indemnification Agreement, dated as of January 31, 2007, by and between Enstar Group Limited and T. Whit Armstrong (incorporated by reference to Exhibit 10.11 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.12		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.13		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.14+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.15+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.16+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.17+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.18+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.19+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.20+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).

Exhibit
No.		Description

10	.21+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10.22		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.23		Third Party Equity Commitment Letter, dated as of April 15, 2007, by and between Enstar Group Limited and J.C. Flowers II L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 19, 2007).
10	.24+	Enstar Group Limited Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 9, 2007).
10	.25+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.26+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.27+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.28		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche (for Enstar Group Limited).
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

certain of the schedules and similar attachments are not filed but Enstar undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request