Form 10-Q
period 2008-03-31
Enstar Group LTD
filed 2008-05-12
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

001-33289
Commission File Number

ENSTAR GROUP LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box HM 2267
Windsor Place, 3rd Floor
18 Queen Street
Hamilton HM JX
Bermuda
(Address of principal executive office, including zip code)

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

As of May 9, 2008, the registrant had outstanding 11,944,289 ordinary shares, par value $1.00 per share.

Item 1.  FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	March 31,	December 31,
	2008	2007
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost:
2008 — $111,058; 2007 — $15,480)	$111,049	$15,480
Fixed maturities, available for sale, at fair value (amortized cost: 2008 — $514,523; 2007 — $7,006)	516,056	6,878
Fixed maturities, held to maturity, at amortized cost (fair value: 2008 — $153,661; 2007 — $210,998)	152,785	211,015
Fixed maturities, trading, at fair value (amortized cost: 2008 — $316,699; 2007 — $318,199)	327,799	323,623
Equities, trading, at fair value (cost: 2008 — $4,973; 2007 — $5,087)	4,615	4,900
Other investments, at fair value	105,391	75,300

Total investments	1,217,695	637,196
Cash and cash equivalents	1,480,695	995,237
Restricted cash and cash equivalents	317,691	168,096
Accrued interest receivable	21,076	7,200
Accounts receivable, net	35,094	25,379
Income taxes recoverable	—	658
Reinsurance balances receivable	758,659	465,277
Goodwill	21,222	21,222
Other assets	142,824	96,878

TOTAL ASSETS	$3,994,956	$2,417,143

LIABILITIES
Losses and loss adjustment expenses	$2,700,687	$1,591,449
Reinsurance balances payable	226,949	189,870
Accounts payable and accrued liabilities	25,597	21,383
Income taxes payable	921	—
Loans payable	329,963	60,227
Other liabilities	77,891	40,178

TOTAL LIABILITIES	3,362,008	1,903,107

MINORITY INTEREST	168,106	63,437

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2008: 156,000,000; 2007: 156,000,000)
Ordinary shares (issued and outstanding 2008: 11,947,517; 2007: 11,920,377)	11,948	11,920
Non-voting convertible ordinary shares (issued 2008: 2,972,892; 2007: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2008: 2,972,892; 2007: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	593,712	590,934
Accumulated other comprehensive income	5,785	6,035
Retained earnings	271,983	260,296

TOTAL SHAREHOLDERS’ EQUITY	464,842	450,599

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,994,956	$2,417,143

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three-Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$6,055	$4,661
Net investment income	590	19,938
Net realized (losses) gains	(1,084)	571

	5,561	25,170

EXPENSES
Net increase in loss and loss adjustment expense liabilities	685	2,510
Salaries and benefits	11,357	12,802
General and administrative expenses	11,911	5,673
Interest expense	3,315	3,176
Net foreign exchange (gain) loss	(1,335)	54

	25,933	24,215

(LOSS) EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	(20,372)	955
INCOME TAXES	239	(1,016)
MINORITY INTEREST	(3,376)	(2,248)

(LOSS) BEFORE EXTRAORDINARY GAIN	(23,509)	(2,309)
Extraordinary gain — Negative goodwill (net of minority interest of $15,084 and $nil, respectively)	35,196	15,683

NET EARNINGS	$11,687	$13,374

PER SHARE DATA:
Loss per share before extraordinary gain — basic and diluted	$(1.97)	$(0.21)
Extraordinary gain per share — basic and diluted	2.95	1.41

Earnings per share — basic and diluted	$0.98	$1.20

Weighted average shares outstanding — basic and diluted	11,927,542	11,160,448

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three-Month Periods Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$11,687	$13,374

Other comprehensive income:
Unrealized holding gains on investments arising during the period	568	571
Reclassification adjustment for net realized losses (gains) included in net earnings	1,084	(571)
Currency translation adjustment	(1,902)	640

Other comprehensive (loss) income	(250)	640

COMPREHENSIVE INCOME	$11,437	$14,014

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Three-Month Periods Ended March 31, 2008 and 2007

	Three Months Ended
	March 31,
	2008	2007
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$11,920	$19
Conversion of shares	—	6,029
Issue of shares	—	5,775
Shares repurchased	—	(7)
Share awards granted/vested	28	38

Balance, end of period	$11,948	$11,854

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,973	$—
Conversion of shares	—	2,973

Balance, end of period	$2,973	$2,973

Treasury Stock
Balance, beginning of period	$(421,559)	$—
Shares acquired, at cost	—	(421,559)

Balance, end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$590,934	$111,371
Share awards granted/vested	2,562	3,750
Shares repurchased	—	(16,755)
Issue of shares	—	490,269
Amortization of share awards	216	1,738

Balance, end of period	$593,712	$590,373

Accumulated Other Comprehensive Income
Balance, beginning of period	$6,035	$4,565
Other comprehensive (loss)/income	(250)	640

Balance, end of period	$5,785	$5,205

Retained Earnings
Balance, beginning of period	$260,296	$202,655
Adjustment to initially apply FIN 48	—	4,858

Adjusted balance, beginning of period	260,296	207,513
Conversion of shares	—	(9,002)
Net earnings	11,687	13,374

Balance, end of period	$271,983	$211,885

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$11,687	$13,374
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Minority interest	3,376	2,248
Negative goodwill	(35,196)	(15,683)
Share-based compensation expense	216	1,738
Net realized and unrealized investment loss (gain)	1,084	(576)
Share of net loss (earnings) from other investments	26,510	(1,459)
Other items	1,723	1,018
Depreciation and amortization	191	156
Amortization of bond premiums and discounts	(148)	(99)
Net movement of trading securities	(4,202)	117,261
Changes in assets and liabilities:
Reinsurance balances receivable	(160,775)	29,363
Other assets	(33,814)	(692)
Losses and loss adjustment expenses	520,829	(18,346)
Reinsurance balances payable	14,419	(18,040)
Accounts payable and accrued liabilities	(4,198)	(150)
Other liabilities	32,686	13,522

Net cash flows provided by operating activities	374,388	123,635

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	7,067	22,899
Purchase of available-for-sale securities	(163,267)	(33,231)
Sales and maturities of available-for-sale securities	21,089	113,084
Maturity of held-to-maturity securities	61,682	16,583
Movement in restricted cash and cash equivalents	(149,595)	(43,119)
Funding of other investments	(20,090)	1,038
Other investing activities	(37)	(127)

Net cash flows (used in) provided by investing activities	(243,151)	77,127

FINANCING ACTIVITIES:
Contribution to surplus of subsidiary by minority interest	86,209	—
Receipt of loans	307,813	26,825
Repayment of loans	(39,800)	(462)
Repurchase of shares	—	(16,762)

Net cash flows provided by financing activities	354,222	9,601

TRANSLATION ADJUSTMENT	(1)	46

NET INCREASE IN CASH AND CASH EQUIVALENTS	485,458	210,409
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	995,237	450,817

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,480,695	$661,226

Supplement Cash Flow Information
Net income taxes (paid)	$(1,037)	$(1,927)
Interest paid	$(1,609)	$(462)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and December 31, 2007
(Expressed in thousands of U.S. Dollars, except per share amounts)
(unaudited)

1.  BASIS OF PREPARATION AND CONSOLIDATION

Our condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

Significant Accounting Policies

Retroactive reinsurance contracts — Premiums on ceded retroactive contracts are earned when written with a corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period.

Adoption of New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

We adopted FAS 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including market and income approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include exchange-listed equity securities that are actively traded.

•	Level 2 — Valuations based on quoted prices in markets that are not active or for which significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Assets and liabilities utilizing Level 2 inputs include: exchange-listed equity securities that are not actively traded; U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

Assets and liabilities utilizing Level 3 inputs include: hedge funds with partial transparency; and credit funds and short duration high yield funds that are traded in less liquid markets.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008, or any material impact on our results of operations, financial position or liquidity. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008, and FAS 157 will not be applied to our goodwill and other intangible assets measured annually for impairment testing purposes only. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. The Company is currently evaluating the related provisions of FAS 157 and their potential impact on future financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The adoption of FAS 159 did not impact retained earnings as of January 1, 2008 because the Company did not make any elections.

Accounting Standards Not Yet Adopted

In December 2007, the FASB issued FAS No. 141(R) “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS No. 141 “Business Combinations” (“FAS 141”) but retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.  BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 141(R) and its potential impact on future financial statements.

In December 2007, the FASB issued FAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that does result in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure of FAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of FAS 160 and its potential impact on future financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). This Statement expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009 for calendar year-end companies), and interim periods within those fiscal years. The Company is currently evaluating the provisions of FAS 161 and its potential impact on future financial statements.

2.	ACQUISITIONS

On February 29, 2008, the Company completed the acquisition of Guildhall Insurance Company Limited (“Guildhall”), a reinsurance company based in the U.K., for total consideration of £33.4 million (approximately $65.9 million). The purchase price was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from J.C. Flowers II L.P. (the “Flowers Fund”), by way of non-voting equity participation; and the balance of approximately £11.9 million (approximately $23.5 million) from available cash on hand. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and the Company.

The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

Purchase price	$65,571
Direct costs of acquisition	303

Total purchase price	$65,874

Net assets acquired at fair value	$65,874

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Cash, restricted cash and investments	$108,994
Reinsurance balances receivable	33,298
Accounts receivable	4,631
Losses and loss adjustment expenses	(79,107)
Accounts payable	(1,942)

Net assets acquired at fair value	$65,874

On March 5, 2008, the Company completed the acquisition from AMP Limited (“AMP”) of AMP’s Australian-based closed reinsurance and insurance operations (“Gordian”). The purchase price, including acquisition expenses, was approximately AU$436.9 million (approximately $405.4 million) and was financed by AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank; approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand.

The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

Purchase price	$401,086
Direct costs of acquisition	4,326

Total purchase price	$405,412

Net assets acquired at fair value	$455,692

Excess of net assets over purchase price	$50,280
Less minority interest share of negative goodwill	(15,084)

Negative goodwill	$35,196

The negative goodwill arose primarily as a result of income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, June 30, 2007, and the date the acquisition closed, March 5, 2008, and the desire of the vendors to achieve a substantial reduction in regulatory capital requirements and therefore to dispose of Gordian at a discount to fair value.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$872,755
Reinsurance balances receivable	99,645
Accounts receivable	31,253
Losses and loss adjustment expenses	(509,638)
Insurance and reinsurance balances payable	(22,660)
Accounts payable	(15,663)

Net assets acquired at fair value	$455,692

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

The following proforma condensed combined income statement for the three months ended March 31, 2008 combines the historical consolidated statements of income of the Company with those of Gordian, which was acquired in the first quarter of 2008, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

					Enstar
	Enstar				Group
	Group		Proforma		Limited
Three Months Ended March 31, 2008:	Limited	Gordian	Adjustment		Proforma

Total income	$(1,748)	$14,082	$(5,194	)(a)	$7,140
Total expenses	(26,262)	(8,854)	(7,619	)(c)	(42,735)

Net (loss) before extraordinary gain	(28,010)	5,228	(12,813)		(35,595)
Extraordinary gain	35,196	—	—		35,196

Net earnings (loss)	$7,186	$5,228	$(12,813)		$(399)

Net (loss) per ordinary share before extraordinary gain — basic and diluted					$(2.98)
Extraordinary gain — basic and diluted					2.95

Net (loss) per ordinary share — basic and diluted					$(0.03)

Weighted average shares — basic and diluted					11,927,542

The following proforma condensed combined income statement for the three months ended March 31, 2007 combines the historical consolidated statements of income of the Company with those of The Enstar Group, Inc. (“EGI”), BH Acquisition Ltd. (“BH”) and Inter-Ocean Holdings, Ltd. (“Inter-Ocean”), each of which was acquired in the first quarter of 2007, and Gordian, which was acquired in the first quarter of 2008, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2007.

											Enstar
											Group
	Enstar				Proforma				Proforma		Limited-
Three Months Ended March 2007:	Group	BH	EGI	Inter-Ocean	Adjustment		Sub-total	Gordian	Adjustment		Proforma

Total income	$21,797	$1,252	$1,058	$6,555	$(721	)(b)	$29,941	$18,394	$(3,602	)(a)	$44,733
Total expenses	(25,128)	(774)	(6,913)	(5,435)	721	(d)	(37,529)	1,539	(8,458	)(c)	(44,448)

Net (loss) earnings before extraordinary gain	(3,331)	478	(5,855)	1,120	—		(7,588)	19,933	(12,060)		285
Extraordinary gain	15,683	—	—	—	—		15,683	—	—		15,683

Net earnings (loss)	$12,352	$478	$(5,855)	$1,120	$—		$8,095	$19,933	$(12,060)		$15,968

Net earnings per ordinary share before extraordinary gain — basic											$0.03
Extraordinary gain — basic											1.41

Net earnings per ordinary share — basic											$1.44

Net earnings per ordinary share before extraordinary gain — diluted											$0.02
Extraordinary gain — diluted											1.37

Net earnings per ordinary share — diluted											$1.39

Weighted average shares — basic											11,160,448
Weighted average shares — diluted											11,425,716

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Notes to the Pro Forma Condensed Combined Income Statement

	2008	2007

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)	$(3,602)
(b) Elimination of fees earned prior to acquisition	—	(721)
Expenses:
(c) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(3,965)	(5,015)
(ii) Adjustment to recognize the amortization of increased run-off provisions	(236)	(205)
(iii) Adjustment to recognize amortization of fair value adjustments recorded at date of acquisition	(4,976)	(4,319)
(iv) To adjust income taxes for pro forma adjustments at the statutory rate of 30%	1,558	1,081

	(7,619)	(8,458)
(d) Elimination of fees paid prior to acquisition	—	721

3.	SIGNIFICANT NEW BUSINESS

In December 2007, the Company, in conjunction with JCF FPK I L.P. (“JCF FPK”) and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”) to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (“FPKCCW”) and the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. The Company owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million.

On February 29, 2008, the Company funded its capital commitment of approximately £36.0 million (approximately $72.0 million) by way of a letter of credit issued by a London-based bank to Lloyd’s Syndicate 2008. The letter of credit was secured by a parental guarantee from the Company in the amount of £12.0 million (approximately $24.0 million); approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and the Company. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPKCCW.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in debt securities classified as available for sale are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at March 31, 2008
U.S. Treasury and Agency securities	$142,358	$443	$(6)	$142,795
Non-U.S. Government securities	184,394	984	(45)	185,333
Corporate debt securities	180,853	660	(503)	181,010
Other debt securities	6,918	—	—	6,918
Short term investments	111,058	36	(45)	111,049

	$625,581	$2,123	$(599)	$627,105

As at December 31, 2007
Corporate debt securities	$757	$42	$(170)	$629
Other debt securities	6,249	—	—	6,249
Short term investments	15,480	—	—	15,480

	$22,486	$42	$(170)	$22,358

The gross unrealized losses on available for sale debt securities as at March 31 were split as follows:

	2008	2007

Due within one year	$53	$—
After 1 through 5 years	243	—
After 5 through 10 years	160	—
After 10 years	143	170

	$599	$170

As at March 31, 2008 the number of securities classified as available-for-sale in an unrealized loss position was 50, with a fair value of $77.6 million. None of these securities has been in an unrealized loss position for 12 months or longer.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Held-to-maturity

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at March 31, 2008
U.S. Treasury and Agency securities	$92,078	$1,638	$(208)	$93,508
Non-U.S. Government securities	2,636	—	(9)	2,627
Corporate debt securities	58,071	387	(932)	57,526

	$152,785	$2,025	$(1,149)	$153,661

As at December 31, 2007
U.S. Treasury and Agency securities	$132,332	$816	$(314)	$132,834
Non-U.S. Government securities	2,534	—	(12)	2,522
Corporate debt securities	76,149	159	(666)	75,642

	$211,015	$975	$(992)	$210,998

The gross unrealized losses on held-to-maturity debt securities as at March 31 were split as follows:

	2008	2007

Due within one year	$113	$161
After 1 through 5 years	380	217
After 5 through 10 years	11	13
After 10 years	645	601

	$1,149	$992

As at March 31, 2008, the number of securities classified as held-to-maturity in an unrealized loss position was 36 with a fair value of $33.8 million. Of these securities, the number of securities that have been in an unrealized loss position for 12 months or longer was 34 with a fair value of $18.2 million. As of March 31, 2008, none of these securities were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The amortized cost and estimated fair values as at March 31, 2008 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized	Fair
	Cost	Value

Due within one year	$42,933	$42,936
After 1 through 5 years	100,904	102,245
After 5 through 10 years	161	149
After 10 years	8,787	8,331

	$152,785	$153,661

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading

The estimated fair value of investments in debt securities and short-term investments classified as trading securities as of March 31 was as follows:

	2008	2007

U.S. Treasury and Agency securities	$255,499	$237,943
Non-U.S. Government securities	3,231	3,244
Corporate debt securities	69,069	82,436

	$327,799	$323,623

Other Investments

At March 31, 2008 and December 31, 2007, the Company had $105.4 million and $75.3 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 3.5% and 4.2% of total investments and cash and cash equivalents at March 31, 2008 and December 31, 2007, respectively. All of the Company’s other investments relating to our investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As at March 31, 2008 and December 31, 2007, the Company had unfunded capital commitments relating to its other investments of $62.3 and $74.6 million, respectively. As at March 31, 2008, 61.7% of the other investments are with a related party.

In accordance with FAS 157, we have categorized our investments held at March 31, 2008 between levels as follows:

	March 31, 2008
				Total Fair
	Level 1	Level 2	Level 3	Value

Fixed maturities - available for sale	$—	$627,105	$—	$627,105
Fixed maturities - trading	—	326,748	1,051	327,799
Equity securities	4,615	—	—	4,615
Other investments	—	—	105,391	105,391

Total investments	$4,615	$953,853	$106,442	$1,064,910

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the period ended March 31, 2008:

	Three Months Ended March 31, 2008
	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of January 1, 2008	$1,051	$—	$75,300	$76,351
Net purchases (sales and distributions)	—	—	55,461	55,461
Total realized and unrealized losses	—	—	(25,370)	(25,370)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2008	$1,051	$—	$105,391	$106,442

The amount of total losses for the period included in earnings attributable to the fair value of changes in assets still held at the reporting date was $26.5 million.

5.	LOANS PAYABLE

On February 18, 2008, the Company fully repaid the outstanding principal and accrued interest on the loans used to partially finance the acquisitions of Cavell Holdings Limited (U.K.), Marlon Insurance Company Limited and Marlon Management Services Limited totaling $40.5 million.

In February 2008, a wholly-owned subsidiary of the Company, Cumberland Holdings Limited (“Cumberland”), entered into a term facility agreement jointly with a London-based bank and a German bank (the “Cumberland Facility”). On March 4, 2008, the Company drew down AU$215.0 million (approximately $197.5 million) from the Facility A Commitment (“Facility A”) and AU$86.0 million (approximately $79.0 million) from the Facility B Commitment (“Facility B”) to partially fund the Gordian acquisition.

•	The interest rate on the Facility A is LIBOR plus 2%. Facility A is repayable in five years and is secured by a first charge over Cumberland’s shares in Gordian. Facility A contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2008, all of the financial covenants relating to Facility A were met.

•	The interest rate on Facility B is LIBOR plus 2.75%. Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Facility B contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2008, all of the financial covenants relating to Facility B were met.

In February 2008, a wholly-owned subsidiary of the Company, Rombalds Limited (“Rombalds”), entered into a term facility agreement with a London-based bank (the “Rombalds Facility”). On February 28, 2008, the Company drew down $32.5 million from the Rombalds Facility to partially fund the acquisition of Guildhall. The interest rate on the Rombalds Facility is LIBOR plus 2%. The facility is repayable in five years and is secured by a first charge over Rombalds shares in Guildhall. The Rombalds Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2008, all of the financial covenants relating to the Rombalds Facility were met.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 6, 2008, the Company fully repaid outstanding principal and accrued interest on the loan used to partially finance the acquisition of Brampton Insurance Company Limited totaling $19.9 million.

6.	EMPLOYEE BENEFITS

Our share-based compensation plans provide for the grant of various awards to our employees and to members of the Board of Directors. These are described in Note 12 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007. The information below includes both the employee and director components of our share-based compensation.

(a)	Employee share plans

		Weighted
		Average Fair
		Value of
	Number of	the Award
	Shares	per Share

Nonvested — January 1, 2008	25,862	$122.42
Granted	27,140	95.45
Vested	(27,140)	95.45

Nonvested — March 31, 2008	25,862	111.27

i) 2004 - 2005 employee share plan

Compensation costs of $0.2 million and $1.7 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three months ended March 31, 2008 and 2007, respectively.

The determination of the share-award expenses was based on the fair-market value per common share of EGI as of the grant date and is recognized over the vesting period.

As of March 31, 2008, total unrecognized compensation costs related to the non-vested share awards amounted to $0.4 million. These costs are expected to be recognized over a weighted average period of 0.57 years.

ii) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the three months ended March 31, 2008 and 2007, 27,140 and 38,387 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the award for the three months ended March 31, 2008 was $2.6 million and was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2007. The total value of the award for the three months ended March 31, 2007 was $3.8 million of which $0.5 million was charged as an expense for the three months ended March 31, 2007 and $3.3 million was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three months ended March 31, 2008 and 2007 was $2.1 million and $2.4 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE BENEFITS — (cont’d)

(b)	Options

Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2008	490,371	$25.40	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding — March 31, 2008	490,371	$25.40	$42,108

Stock options outstanding and exercisable as of March 31, 2008 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - 20	323,645	$17.20	2.9 years
$40 - 60	166,726	41.32	5.4 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

EGI, prior to its merger with a subsidiary of the Company (the “Merger”), had in place a Deferred Compensation and Stock Plan for Non-Employee Directors which permitted non-employee directors to receive all or a portion of their retainer and meeting fees in common stock and to defer all or a portion of their retainer and meeting fees in stock units. Upon completion of the Merger, each stock unit was converted from a right to receive a share of EGI common stock into a right to receive an Enstar Group Limited ordinary share. No additional amounts will be deferred under the plan.

On June 5, 2007, the Compensation Committee of the board of directors of the Company approved the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “EGL Deferred Compensation Plan”)

The EGL Deferred Compensation Plan became effective immediately. The EGL Deferred Compensation Plan provides each member of the Company’s board of directors who is not an officer or employee of the Company or any of its subsidiaries (each, a “Non-Employee Director”) with the opportunity to elect (i) to receive all or a portion of his or her compensation for services as a director in the form of the Company’s ordinary shares instead of cash and (ii) to defer receipt of all or a portion of such compensation until retirement or termination.

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

For the three months ended March 31, 2008 and 2007, 994 and Nil shares were issued to Non-Employee Directors under the plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007.

	2008	2007

Net loss before extraordinary gain	$(23,509)	$(2,309)
Weighted average shares outstanding — basic and diluted	11,927,542	11,160,448

Loss per share before extraordinary gain — basic and diluted	$(1.97)	$(0.21)

The following securities have not been included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

Share equivalents:	2008	2007

Unvested shares	$25,862	$92,293
Restricted share units	2,141	—
Options	262,440	172,975

Total	$290,443	$265,268

The Company amended its earnings per share calculation for 2007 to reflect the anti-dilutive nature of unvested shares and options.

The weighted average ordinary shares outstanding shown for the three months ended March 31, 2007 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007. For the three months ended March 31, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

8.	COMMITMENTS AND CONTINGENCIES

On March 28, 2008, the Company committed to subscribe for its pro-rata share of the rights offering in New NIB Partners L.P. (“New NIB”). Our total commitment was €5.0 million (approximately $7.9 million) and was paid to New NIB on April 11, 2008.

As at March 31, 2008, the Company has guaranteed the obligations of two of its subsidiaries in respect of letter of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $38.7 million) in respect of capital commitments to Lloyds Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at March 31, 2008, the Company has not recorded any liabilities associated with the guarantees.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s board of directors and Mr. Flowers is one of the largest shareholders of Enstar.

•	During the quarter, the Company funded an additional $24.4 million of its outstanding capital commitment to entities affiliated with Messrs. Flowers and Oros. The Company had, as of March 31, 2008 and December 31, 2007, investments in entities affiliated with Mr. Flowers with a total value of $65.0 million and $71.6 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, for the same periods, of $57.6 million and $76.3 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next six years.

•	In February 2008, the Flowers Fund funded its commitment of approximately $70.9 million for its share of the economic interest in each of the Gordian, Guildhall and Shelbourne transactions.

•	In February 2008, the Company entered into an AU$301.0 million (approximately $276.5 million) joint loan facility with an Australian and German bank in which each bank has 50% participation. The Flowers Fund is a significant shareholder of the German bank.

•	In March 2008, the Company provided an additional capital commitment of approximately $7.9 million in respect of an entity affiliated with Mr. Flowers in which the Company currently invests. The commitment was funded by the Company on April 11, 2008.

For related party investments associated with Messrs. Flowers and Oros, as at March 31 2008, these investments accounted for 92.5% of the total unfunded capital commitments of the Company, 61.7% of the total amount of investments classified as Other Investments by the Company and 99.7% of the total write-downs in the quarter by the Company.

10.	SEGMENT INFORMATION

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended March 31, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(7,248)	$13,303	$6,055
Net investment income (loss)	5,498	(4,908)	590
Net realized loss	(1,084)	—	(1,084)

	(2,834)	8,395	5,561

Net increase in loss and loss adjustment expense liabilities	685	—	685
Salaries and benefits	2,062	9,295	11,357
General and administrative expenses	8,289	3,622	11,911
Interest expense	3,315	—	3,315
Net foreign exchange gain	(963)	(372)	(1,335)

	13,388	12,545	25,933

Loss before income taxes and minority interest	(16,222)	(4,150)	(20,372)
Income taxes	(1,561)	1,800	239
Minority interest	(3,376)	—	(3,376)

Loss before extraordinary gain	(21,159)	(2,350)	(23,509)
Extraordinary gain	35,196	—	35,196

Net earnings (loss)	$14,037	$(2,350)	$11,687

	Three Months Ended March 31, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(6,198)	$10,859	$4,661
Net investment income	19,245	693	19,938
Net realized gains	571	—	571

	13,618	11,552	25,170

Net increase in loss and loss adjustment expense liabilities	2,510	—	2,510
Salaries and benefits	2,864	9,938	12,802
General and administrative expenses	2,305	3,368	5,673
Interest expense	3,176	—	3,176
Net foreign exchange loss	7	47	54

	10,862	13,353	24,215

Earnings (loss) before income taxes and minority interest	2,756	(1,801)	955
Income taxes	(108)	(908)	(1,016)
Minority interest	(2,248)	—	(2,248)

Net earnings (loss) before extraordinary gain	400	(2,709)	(2,309)
Extraordinary gain	15,683	—	15,683

Net earnings (loss)	$16,083	$(2,709)	$13,374

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of earnings and comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2007 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche

Hamilton, Bermuda
May 12, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2008 and 2007. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have acquired a number of insurance and reinsurance companies and are now administering those businesses in run-off. We derive our net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we have formed other businesses that provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Recent Transactions

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team formed Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran Caronia & Waller, or FPKCCW, and J.C. Flowers II L.P., or the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. The Company owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million.

The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and us. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPKCCW.

On February 29, 2008, we funded our capital commitment of approximately £36.0 million (approximately $72.0 million) by way of a letter of credit issued by a London-based bank to Lloyd’s Syndicate 2008. The letter of credit was secured by a parental guarantee from us in the amount of £12.0 million (approximately $24.0 million); approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

On March 5, 2008, we completed the previously announced acquisition of AMP Limited’s, or AMP’s, Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of AU$436.9 million (approximately $405.4 million) was financed by approximately AU$301 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank, in which the Flowers Fund is a significant shareholder of the German bank; approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand.

On February 29, 2008, we completed the previously announced acquisition of Guildhall Insurance Company Limited, or Guildhall, a U.K.-based insurance and reinsurance company that has been in run-off since 1986. The purchase price, including acquisition expenses, of approximately £33.4 million (approximately $65.9 million) was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a U.S. dollar facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £11.9 million (approximately $23.4 million) from available cash on hand.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2008	2007

INCOME
Consulting fee income	$6,055	$4,661
Net investment income	590	19,938
Net realized (losses)/gains	(1,084)	571

TOTAL INCOME	5,561	25,170
EXPENSES
Net increase in loss and loss adjustment expense liabilities	685	2,510
Salaries and benefits	11,357	12,802
General and administrative expenses	11,911	5,673
Interest expense	3,315	3,176
Foreign exchange (gain) loss	(1,335)	54

TOTAL EXPENSES	25,933	24,215

(Loss) earnings before income taxes and minority interest	(20,372)	955
Income tax expense	239	(1,016)
Minority interest	(3,376)	(2,248)

Loss before extraordinary gain	(23,509)	(2,309)
Extraordinary gain — negative goodwill (net of minority interest)	35,196	15,683

NET EARNINGS	$11,687	$13,374

Comparison of the Three Months Ended March 31, 2008 and 2007

We reported consolidated net earnings of approximately $11.7 million for the three months ended March 31, 2008 compared to approximately $13.4 million for the same period in 2007. Included as part of net earnings for 2008 and 2007 are extraordinary gains related to negative goodwill of $35.2 million (net of minority interest of $15.1 million) and $15.7 million, respectively. The increased loss, before extraordinary gain, of approximately $21.2 million was primarily a result of the following:

(i)	a decrease in investment income (net of realized (losses)/gains) of $21.0 million, primarily due to write-downs of $26.2 million in respect of adjustments to the fair values of our investments classified as other investments;

(ii)	a net increase in salaries and general and administrative expenses of $4.8 million, primarily as a result of bank loan structure fees;

(iii)	an increase in minority interest of $1.1 million; partially offset by

(iv)	a decrease in income tax expense of $1.3 million;

(v)	increased consulting fee income of $1.4 million; and

(vi)	a lower increase in loss and loss adjustment expense liabilities of $1.8 million.

Consulting Fees:

	Three Months Ended March 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$13,303	$10,859	$2,444
Reinsurance	(7,248)	(6,198)	(1,050)

Total	$6,055	$4,661	$1,394

We earned consulting fees of approximately $6.1 million and $4.7 million for the three months ended March 31, 2008 and 2007, respectively. The increase in consulting fees primarily relates to new business.

Internal management fees of $7.2 million and $6.2 million were paid in the quarters ended March 31, 2008 and 2007, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to increased use of internal audit and collection services along with fees paid by reinsurance companies that were acquired subsequent to March 31, 2007.

Net Investment Income and Net Realized Gains/(Losses):

	Three Months Ended March 31,
	Net Investment Income			Net Realized Gains/(Losses)
	2008	2007	Variance	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(4,908)	$693	$(5,601)	$—	$—	$—
Reinsurance	5,498	19,245	(13,747)	(1,084)	571	(1,655)

Total	$590	$19,938	$(19,348)	$(1,084)	$571	$(1,655)

Net investment income for the three months ended March 31, 2008 decreased by $19.3 million to $0.6 million, as compared to $19.9 million for the same period in 2007. The decrease was primarily attributable to cumulative writedowns of approximately $26.2 million in the fair value of our investments in New NIB, the Flowers Fund, Affirmative Insurance LLC and GSC Partners LP. The writedowns arose primarily due to subprime and structured credit related exposures held within various of the limited partnerships portfolio investments.

The average return on the cash and fixed maturities investments for the three months ended March 31, 2008 was 3.24%, as compared to the average return of 5.31% for the three months ended March 31, 2007. The decrease in yield was primarily the result of the decreasing U.S. interest rates — the U.S. Federal funds rate has decreased from 4.25% on January 1, 2008 to 2.25% on March 31, 2008 — partially offset by an increase in cash and cash equivalent amounts held by us.

Net realized (losses) gains for the three months ended March 31, 2008 and 2007 were $(1.1) million and $0.6 million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, Fair Value Measurements (“FAS 157”), which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. Refer to Note 1 of our Consolidated Financial Statements for a further discussion of this new standard.

The following is a summary of valuation techniques or models we use to measure fair value by asset and liability classes, which have not changed significantly since December 31, 2007.

Fixed Maturity Investments

Our fixed maturity portfolio is managed by three investment advisors. Through these third parties, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our fixed maturity investments. These pricing services include Lehman Index, Reuters Pricing Service, FT Interactive Data and others.

The pricing service uses market quotations for securities (e.g., public common and preferred securities) that have quoted prices in active markets. When quoted market prices are unavailable, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

With the exception of one security held within our trading portfolio, the fair value estimates of our fixed maturity investments are based on observable market data. We have therefore included these as Level 2 investments within the fair value hierarchy. The one security in our trading portfolio that does not have observable inputs has been included as a Level 3 investment within the fair value hierarchy.

To validate the techniques or models used by the pricing services, we compare the fair value estimates to our knowledge of the current market and will challenge any prices deemed not to be representative of fair value.

Further, on a quarterly basis, we evaluate whether the fair value of a fixed maturity security is other-than-temporarily impaired when its fair value is below amortized cost. To make this assessment we consider several factors including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the Consolidated Statement of Operations.

Equity securities

Our equity securities are managed by an external advisor. Through this third party, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our equity securities. These pricing services include FT Interactive Data and others.

We have categorized all of our equity securities as Level 1 investments as they are based on quoted prices in active markets for identical assets or liabilities.

Other Investments

For our investments in limited partnerships, limited liability companies and equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third party administrator. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. For all public companies within the funds we have valued the investments based on the latest share price. Affirmative Investment LLC’s value is based on the market value of the shares of Affirmative Insurance Holdings, Inc.

All of our other investments relating to our investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate those investments in the short term. We have classified our other investments as Level 3 investments as they reflect our own assumptions about assumptions that market participants might use.

For the three months ended March 31, 2008, we incurred a $26.5 million loss in fair value on our other investments. This unrealized loss was included in our net investment income.

The following table summarizes all of our financial assets and liabilities measured at fair value at March 31, 2008, by FAS 157 hierarchy:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Fixed maturity investments	$—	$953,853	$1,051	$954,904
Equity securities	4,615	—	—	4,615
Other investments	—	—	105,391	105,391

Total	$4,615	$953,853	$106,442	$1,064,910

As a percentage of total assets	0.1%	23.9%	2.7%	26.7%

Net Increase in Loss and Loss Adjustment Expense Liabilities:

The net increase in loss and loss adjustment expense liabilities for the three months ended March 31, 2008 and 2007 were $0.7 million and $2.5 million, respectively. For 2008, the increase was attributable to an increase in bad debt provisions of $1.3 million, the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.5 million, partially offset by the reduction in estimates of loss adjustment expense liabilities of $7.1 million, to reflect 2008 run-off activity. For 2007, the increase was attributable to an increase in estimates of ultimate losses of $2.2 million, the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $5.6 million, partially offset by the reduction in estimates of loss adjustment expense liabilities of $5.3 million to reflect 2007 run-off activity. The increase in estimates of ultimate losses of $2.2 million resulted from the commutation of one of our largest reinsurance receivables.

The following table shows the components of the movement in the net increase in loss and loss adjustment expense liabilities for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(in thousands of U.S. dollars)

Net Losses Paid	$(3,375)	$(523)
Net Change in Case and LAE Reserves	4,542	8,167
Net Change in IBNR	(482)	(5,134)

Net Reduction in Loss and Loss Adjustment
Expense Liabilities	$685	$2,510

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2008 and March 31, 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2008	2007
	(in thousands of U.S. dollars)

Balance as of January 1	$1,591,449	$1,214,419
Less: Reinsurance recoverables	427,964	342,160

	1,163,485	872,259
Incurred Related to Prior Years	685	2,510
Paids Related to Prior Years	3,375	523
Effect of Exchange Rate Movement	9,413	1,361
Retroactive Reinsurance Contracts Assumed	394,913	—
Acquired on Acquisition of Subsidiaries	465,887	428,921

Net balance as at March 31	$2,037,758	$1,305,574
Plus: Reinsurance recoverables	662,929	316,487

Balance as at March 31	$2,700,687	$1,622,061

Salaries and Benefits:

	Three Months Ended March 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$9,295	$9,938	$643
Reinsurance	2,062	2,864	802

Total	$11,357	$12,802	$1,445

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $11.4 million and $12.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in the salaries and benefits for the consulting segment was due primarily to the payment of a special bonus in 2007 to John J. Oros and Nimrod T. Frazer, totaling $2.0 million, in recognition of their contributions to the successful completion of the merger between us and The Enstar Group, Inc. and the reduction in stock based compensation expense from $1.7 million to $0.2 million for the three months ended March 31, 2007 compared to 2008. These expense reductions were offset by the growth in staff numbers from 200 as at March 31, 2007 to 253 as at March 31, 2008 following our expansion during 2007 and 2008.

We expect that staff costs will continue to increase moderately during 2008 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$3,622	$3,368	$(254)
Reinsurance	8,289	2,305	(5,984)

Total	$11,911	$5,673	$(6,238)

General and administrative expenses attributable to the consulting segment increased by $0.3 million during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

General and administrative expenses attributable to the reinsurance segment increased by $6.0 million during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. The increased costs for the current period relate primarily to additional expenses of $4.5 million relating to bank loan structure fees incurred in respect of acquisitions completed during the three months ended March 31, 2008 along with increased costs of approximately $1.1 million incurred by companies acquired subsequent to March 31, 2007.

Interest Expense:

	Three Months Ended March 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	3,315	3,176	(139)

Total	$3,315	$3,176	$(139)

Interest expense of $3.3 million and $3.2 million was recorded for the three months ended March 31, 2008 and 2007, respectively. The increase in interest expense is attributable to the increase in bank borrowings used in the funding of acquisitions subsequent to March 31, 2007, primarily in relation to the Gordian and Guildhall acquisitions.

Minority Interest:

	Three Months Ended March 31
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(3,376)	(2,248)	(1,128)

Total	$(3,376)	$(2,248)	$(1,128)

We recorded a minority interest in earnings of $3.4 million and $2.2 million for the three months ended March 31, 2008 and 2007, respectively. The total for the three months ended March 31, 2008 relates to the minority economic interest held by third parties in the earnings of Gordian, Guildhall, Shelbourne and Hillcot Holdings Ltd. For the same period in 2007, the minority interest related to Hillcot Holdings Ltd.

Negative Goodwill:

	Three Months Ended March 31
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	35,196	15,683	19,513

Total	$35,196	$15,683	$19,513

Negative goodwill of $35.2 million and $15.7 million, was recorded for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 the negative goodwill of $35.2 million, net of minority interest of $15.1 million, was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain. The 2008 negative goodwill arose primarily as a result of income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, June 30, 2007, and the date the acquisition closed, March 5, 2008, and the desire of the vendors to achieve a substantial reduction in regulatory capital requirements and therefore to dispose of Gordian at a discount to fair value.

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

Liquidity and Capital Resources

As we are a holding company and have no substantial operations of our own, our assets consist primarily of our investments in subsidiaries. The potential sources of cash flows to us consist of dividends, advances and loans from our subsidiary companies.

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, Australia and Europe, which subject our subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemption of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions, additional investments and, in the past, for dividend payments to shareholders. We expect that our reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect that our consulting segments operating cash flows will generally be breakeven. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay cash dividends on our ordinary shares.

Operating

Net cash provided by our operating activities for the three months ended March 31, 2008 was $374.4 million compared to $123.6 million for the three months ended March 31, 2007. This increase in cash flows is attributable to net assets assumed on retro-active reinsurance contracts and higher consulting fee income, partially offset by the purchases of trading security investments held by us and higher general and administrative and interest expenses, for the three months ended March 31, 2008 as compared to the same period in 2007.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of investments. Net cash (used in) provided by investing activities was $(243.2) million during the three months ended March 31, 2008 compared to $77.1 million during the three months ended March 31, 2007. The decrease in the cash flows was due to the increase in restricted cash and available for sale securities acquired in relation to the acquisition during the three months ended March 31, 2008 and the decrease in cash acquired on purchase of subsidiaries during the three months ended March 31, 2008 as compared to the same period of 2007.

Financing

Net cash provided by financing activities was $354.2 million during the three months ended March 31, 2008 compared to $9.6 million during the three months ended March 31, 2007. Cash provided by financing activities in

2008 was primarily attributable to the combination of the receipt of bank loans and capital contributions by minority interest shareholders relating to the purchase of Guildhall, Gordian and the financing of Shelbourne.

Long-Term Debt

On February 18, 2008, we fully repaid the outstanding principal and accrued interest on the loans used to partially finance the acquisitions of Cavell Holdings (U.K.), Marlon Insurance Company Limited and Marlon Management Services Limited totaling $40.5 million.

In February 2008, a wholly-owned subsidiary of Enstar, Cumberland Holdings Limited, or Cumberland, entered into a term facility agreement jointly with a London-based bank and a German bank, or the Cumberland Facility. On March 4, 2008, we drew down AU$215.0 million (approximately $197.5 million) from the Facility A Commitment, or Facility A, and AU$86.0 million (approximately $79.0 million) from the Facility B Commitment, or Facility B, to partially fund the Gordian acquisition.

•	The interest rate on Facility A is LIBOR plus 2%. Facility A is repayable in five years and is secured by a first charge over Cumberland’s shares in Gordian. Facility A contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2008, all of the financial covenants relating to Facility A were met.

•	The interest rate on Facility B is LIBOR plus 2.75%. Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Facility B contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2008, all of the financial covenants relating to Facility B were met.

In February 2008, a wholly-owned subsidiary of Enstar, Rombalds Limited, or Rombalds, entered into a term facility agreement with a London-based bank, or the Rombalds Facility. On February 28, 2008, we drew down $32.5 million from the Rombalds Facility to partially fund the acquisition of Guildhall. The interest rate on the Rombalds Facility is LIBOR plus 2%. The facility is repayable in five years and is secured by a first charge over Rombalds’ shares in Guildhall. The Rombalds Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of March 31, 2008, all of the financial covenants relating to the Rombalds Facility were met.

On May 6, 2008, we fully repaid outstanding principal and accrued interest on the loan used to partially finance the acquisition of Brampton Insurance Company Limited totaling $19.9 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as at March 31, 2008.

		Less Than	1-3	3-5	More Than
Payments due by period:	Total	1 Year	Years	Years	5 Years
		(in millions of U.S. dollars)

Contractual Obligations
Investment commitments	$62.3	$24.6	$35.5	$1.8	$0.4
Operating lease obligations	7.8	1.3	3.6	1.8	1.1
Loan repayments	327.2	19.4	—	229.3	78.5
Gross reserves for losses and loss expenses	2,700.7	272.1	831.9	620.7	976.0

	$3,098.0	$317.4	$871.0	$853.6	$1,056.0

The amounts included in net reserves for losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have an accrued liability of approximately $12.5 million for unrecognized tax benefits as of March 31, 2008. We are not able to make reasonably reliable estimates of the period in which any cash settlements that may arise with any of the respective tax authorities would be made. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

On March 28, 2008, we committed to subscribe for our pro-rata share of the rights offering in New NIB Partners L.P., or New NIB. Our total commitment was €5.0 million (approximately $7.9 million) and was paid to New NIB on April 11, 2008.

As at March 31, 2008, we guaranteed the obligations of two of our subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $38.7 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at March 31, 2008, we have not recorded any liabilities associated with the guarantees.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in and incorporated by reference in this quarterly report.

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

The factors listed above should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008, as well as in the materials filed and to be filed with the SEC. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include a substantial amount of assets and to a lesser extent liabilities whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our most significant market risks are primarily associated with changes in interest rates and foreign currency exchange rates. The following provides analysis on the potential effects that these market risk exposures could have on the future earnings.

Interest Rate Risk

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our investments at March 31, 2008. The modeling of this effect was performed on our investments classified as either trading or available-for-sale, as a shift in the yield curve would not have an impact on our fixed income investments classified as held to maturity because they are carried at purchase cost adjusted for amortization of premiums and discounts. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis

		Interest Rate Shift in Basis Points
	-50	-25	0	+25	+50
	(in thousands of U.S. dollars)

Total Market Value	$725,690	$677,182	$628,673	$580,164	$531,656
Market Value Change from Base	15.0%	8.0%	0.0%	(8.0)%	(15.0)%
Change in Unrealized Value	$97,017	$48,509	$—	$(48,509)	$(97,017)

As a holder of fixed income securities we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the fixed income portfolio is invested in high-quality securities. As of March 31, 2008, approximately 89.9% of our fixed income investment portfolio was rated AA- or better by Standard & Poor’s.

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

Foreign Currency Risk

Through our subsidiaries, we conduct business in a variety of non-U.S. currencies, the principal exposures being in the currencies set out in the table below. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. As our functional currency is the U.S. Dollar, exchange rate fluctuations may materially impact our results of operations and financial position. We currently do not use foreign currency hedges to manage our foreign currency exchange risk. We, where possible, manage our exposure to foreign currency exchange risk by broadly matching our non-U.S. Dollar denominated assets against our non-U.S. Dollar denominated liabilities. This matching process is done quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. Dollars to meet certain local country branch requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities.

The table below summarizes our gross and net exposure as of March 31, 2008 to foreign currencies:

	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$1,087.6	$146.7	$221.7	$18.4	$25.0	$1,499.4
Total Liabilities	900.0	143.7	89.8	7.3	24.4	1,165.2

Net Foreign Currency Exposure	$187.6	$3.0	$131.9	$11.1	$0.6	$334.2

Excluding any tax effects, as of March 31, 2008, a 10% change in the U.S. Dollar relative to the other currencies held by us would have resulted in a $33.4 million change in the net assets held by us.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we, Enstar US, Inc., our indirect subsidiary, or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall Insurance Company, or Stonewall, and Seaton Insurance Company, or Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Limited, our indirect subsidiary, or Virginia Holdings, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia Holding’s application to buy a 44.4% interest in the insurers from Dukes Place. The suit does not seek a stated amount of damages. Our management and our US legal counsel believe the claims in the suit are without merit and will not have a material impact on us or our subsidiaries. Our management intends to vigorously defend both us and Enstar US against the claims.

Item 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008. The risk factors identified therein have not materially changed.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2008, we credited an aggregate of 994.177 share units to the accounts of non-employee directors under the Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. Under this plan, non-employee directors electing to defer receipt of all or a portion of their compensation for service as directors until retirement or termination receive such compensation in the form of share units payable as a lump sum distribution upon termination of service. The lump sum share unit distribution will be made in the form of ordinary shares, with fractional shares paid in cash. The offer and issuance of these share units are exempt from registration under Section 4(2) of the Securities Act of 1933, or the Securities Act, and the rules and regulations thereunder, as transactions by an issuer not involving any public offering. Alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act.

Item 6.	EXHIBITS

10	.1+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2008.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10	.1+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement