Form 10-Q/A
period 2008-03-31
Enstar Group LTD
filed 2008-06-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This amendment to Form 10-Q is being filed to correct an error in the pro forma condensed combined income statement for the three months ended March 31, 2008 contained in Note 2 to the Unaudited Condensed Consolidated Financial Statements set forth in “Item 1. Financial Statements.” The error did not impact our revenue, net earnings or shareholders’ equity. Please see Note 11 to the Unaudited Condensed Consolidated Financial Statements for more information. We are also revising “Item 4. Controls and Procedures.”

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

					Enstar
	Enstar				Group
	Group		Proforma		Limited
Three Months Ended March 31, 2008:	Limited	Gordian	Adjustment		Proforma

Total income	$(1,748)	$14,082	$(5,194	)(a)	$7,140
Total expenses	(26,262)	15,860	(7,619	)(c)	(18,021)

Net (loss) before extraordinary gain	(28,010)	29,942	(12,813)		(10,881)
Extraordinary gain	35,196	—	—		35,196

Net earnings (loss)	$7,186	$29,942	$(12,813)		$24,315

Net (loss) per ordinary share before extraordinary gain — basic and diluted					$(0.91)
Extraordinary gain — basic and diluted					2.95

Net earnings per ordinary share — basic and diluted					$2.04

Weighted average shares — basic and diluted					11,927,542

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended March 31, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(7,248)	$13,303	$6,055
Net investment income (loss)	5,498	(4,908)	590
Net realized loss	(1,084)	—	(1,084)

	(2,834)	8,395	5,561

Net increase in loss and loss adjustment expense liabilities	685	—	685
Salaries and benefits	2,062	9,295	11,357
General and administrative expenses	8,289	3,622	11,911
Interest expense	3,315	—	3,315
Net foreign exchange gain	(963)	(372)	(1,335)

	13,388	12,545	25,933

Loss before income taxes and minority interest	(16,222)	(4,150)	(20,372)
Income taxes	(1,561)	1,800	239
Minority interest	(3,376)	—	(3,376)

Loss before extraordinary gain	(21,159)	(2,350)	(23,509)
Extraordinary gain	35,196	—	35,196

Net earnings (loss)	$14,037	$(2,350)	$11,687

	Three Months Ended March 31, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(6,198)	$10,859	$4,661
Net investment income	19,245	693	19,938
Net realized gains	571	—	571

	13,618	11,552	25,170

Net increase in loss and loss adjustment expense liabilities	2,510	—	2,510
Salaries and benefits	2,864	9,938	12,802
General and administrative expenses	2,305	3,368	5,673
Interest expense	3,176	—	3,176
Net foreign exchange loss	7	47	54

	10,862	13,353	24,215

Earnings (loss) before income taxes and minority interest	2,756	(1,801)	955
Income taxes	(108)	(908)	(1,016)
Minority interest	(2,248)	—	(2,248)

Net earnings (loss) before extraordinary gain	400	(2,709)	(2,309)
Extraordinary gain	15,683	—	15,683

Net earnings (loss)	$16,083	$(2,709)	$13,374

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RESTATEMENT

Subsequent to the issuance of the Company’s March 31, 2008 unaudited condensed consolidated financial statements, the Company’s management identified an error in Note 2 — Acquisitions in relation to total expenses for Gordian for the three-month period ended March 31, 2008, included in the calculation of the proforma condensed combined income statement for the three-month period ended March 31, 2008. As a result, the March 31, 2008 proforma condensed combined income statement shown in Note 2 has been restated to correct the error. The tables below summarize the effects of the restatement.

As previously reported:

				Enstar
	Enstar			Group
	Group		Proforma	Limited
Three Months Ended March 31, 2008:	Limited	Gordian	Adjustment	Proforma

Total income	$(1,748)	$14,082	$(5,194)	$7,140
Total expenses	(26,262)	(8,854)	(7,619)	(42,735)

Net (loss) before extraordinary gain	(28,010)	5,228	(12,813)	(35,595)
Extraordinary gain	35,196	—	—	35,196

Net earnings (loss)	$7,186	$5,228	$(12,813)	$(399)

Net (loss) per ordinary share before extraordinary gain — basic and diluted				$(2.98)
Extraordinary gain — basic and diluted				2.95

Net (loss) per ordinary share — basic and diluted				$(0.03)

Weighted average shares — basic and diluted				11,927,542

As restated:

				Enstar
	Enstar			Group
	Group		Proforma	Limited
Three Months Ended March 31, 2008:	Limited	Gordian	Adjustment	Proforma

Total income	$(1,748)	$14,082	$(5,194)	$7,140
Total expenses	(26,262)	15,860	(7,619)	(18,021)

Net (loss) before extraordinary gain	(28,010)	29,942	(12,813)	(10,881)
Extraordinary gain	35,196	—	—	35,196

Net earnings (loss)	$7,186	$29,942	$(12,813)	$24,315

Net (loss) per ordinary share before extraordinary gain — basic and diluted				$(0.91)
Extraordinary gain — basic and diluted				2.95

Net earnings per ordinary share — basic and diluted				$2.04

Weighted average shares — basic and diluted				11,927,542

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

As discussed in Note 11, the unaudited condensed consolidated financial statements have been restated.

/s/ Deloitte & Touche

Hamilton, Bermuda
May 12, 2008 (June 5, 2008 as to the effects of the restatement discussed in Note 11)

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the filing of our original Form 10-Q on May 12, 2008, our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

In connection with the filing of our original Form 10-Q on May 12, 2008, our management performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 3, 2008, our management concluded that the proforma condensed combined income statement for the three-month period ended March 31, 2008 included in “Note 2 — Acquisitions” to our Unaudited Condensed Combined Financial Statements for the three-month period ended March 31, 2008 in our Quarterly Report on Form 10-Q contained an error. Accordingly, we have filed this Amended Quarterly Report on Form 10-Q to correct that error. See “Note 11 — Restatement” to the Unaudited Condensed Combined Financial Statements included in this amended report. The error did not impact our revenue, net earnings or shareholders’ equity.

As a result of the error noted above, management concluded that the error resulted from a deficiency in the operating effectiveness of our internal control over financial reporting related to the preparation and review of proforma financial information disclosed in connection with significant business acquisitions. Specifically, the review of the underlying spreadsheet that was utilized in preparing the proforma information described above by a senior member of our finance department at our principal office prescribed by our existing control procedures was not performed. This deficiency constitutes a material weakness in internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The preparation of the proforma condensed combined income statement for the three-month period ended March 31, 2008 in “Note 2 — Acquisitions” required us to disclose operating results of an acquired business for the three-month period ended March 31, 2008 that we acquired on March 5, 2008. Specifically, the error originated in a spreadsheet prepared by financial personnel at our principal office that was not adequately reviewed. To address this material weakness, we have extended existing control procedures applicable to the use of certain spreadsheets to cover in all instances spreadsheets used to prepare proforma financial information. These existing control procedures require concurring review of certain spreadsheets by a senior member of the finance department at our principal office.

Item 6.	EXHIBITS

15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2008.

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