Form 10-Q
period 2008-06-30
Enstar Group LTD
filed 2008-08-11
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 7, 2008, the registrant had outstanding 13,317,246 ordinary shares, par value $1.00 per share.

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2008 — $38,210; 2007 — $15,480)	$38,944	$15,480
Fixed maturities, available for sale, at fair value (amortized cost: 2008 — $478,195; 2007 — $7,006)	474,565	6,878
Fixed maturities, held to maturity, at amortized cost (fair value: 2008 — $110,483; 2007 — $210,998)	110,562	211,015
Fixed maturities, trading, at fair value (amortized cost: 2008 — $111,698; 2007 — $318,199)	112,536	323,623
Equities, trading, at fair value (cost: 2008 — $5,096; 2007 — $5,087)	4,610	4,900
Other investments, at fair value	141,328	75,300

Total investments	882,545	637,196
Cash and cash equivalents	1,484,950	995,237
Restricted cash and cash equivalents	385,081	168,096
Accrued interest receivable	16,146	7,200
Accounts receivable, net	38,292	25,379
Income taxes recoverable	—	658
Reinsurance balances receivable	597,522	465,277
Investment in partly-owned company	21,431	—
Goodwill	21,222	21,222
Other assets	96,731	96,878

TOTAL ASSETS	$3,543,920	$2,417,143

LIABILITIES
Losses and loss adjustment expenses	$2,311,590	$1,591,449
Reinsurance balances payable	155,219	189,870
Accounts payable and accrued liabilities	20,729	21,383
Income taxes payable	11,293	—
Loans payable	326,443	60,227
Other liabilities	67,610	40,178

TOTAL LIABILITIES	2,892,884	1,903,107

MINORITY INTEREST	174,405	63,437

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2008: 156,000,000; 2007: 156,000,000)
Ordinary shares (issued and outstanding 2008: 11,960,559; 2007: 11,920,377)	11,961	11,920
Non-voting convertible ordinary shares (issued 2008: 2,972,892; 2007: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2008: 2,972,892; 2007: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	593,983	590,934
Accumulated other comprehensive income	6,117	6,035
Retained earnings	283,156	260,296

TOTAL SHAREHOLDERS’ EQUITY	476,631	450,599

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,543,920	$2,417,143

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six-Month Periods Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(expressed in thousands of U.S. dollars,
	except share and per share data)

INCOME
Consulting fees	$3,578	$3,826	$9,633	$8,487
Net investment income	21,219	16,976	21,809	34,756
Net realized gains (losses)	1,014	(132)	(70)	439

	25,811	20,670	31,372	43,682

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(25,483)	(805)	(24,798)	1,705
Salaries and benefits	13,947	10,360	25,304	23,162
General and administrative expenses	13,972	7,915	25,883	13,588
Interest expense	7,643	1,307	10,958	2,325
Net foreign exchange gain	(4,935)	(3,069)	(6,270)	(3,015)

	5,144	15,708	31,077	37,765

EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	20,667	4,962	295	5,917
INCOME TAXES	(3,193)	8,109	(2,954)	7,093
MINORITY INTEREST	(6,301)	(2,167)	(9,677)	(4,415)

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	11,173	10,904	(12,336)	8,595
Extraordinary gain — Negative goodwill (net of minority interest of $15,084 and $nil, respectively)	—	—	35,196	15,683

NET EARNINGS	$11,173	$10,904	$22,860	$24,278

PER SHARE DATA:
Basic earnings (loss) per share before extraordinary gain — basic	$0.93	$0.92	$(1.03)	$0.74
Extraordinary gain per share — basic	—	—	2.95	1.36

Basic earnings per share	$0.93	$0.92	$1.92	$2.10

Diluted earnings (loss) per share before extraordinary gain — diluted	$0.91	$0.89	$(1.03)	$0.73
Extraordinary gain per share — diluted	—	—	2.95	1.33

Diluted earnings per share	$0.91	$0.89	$1.92	$2.06

Weighted average ordinary shares outstanding — basic	11,959,125	11,916,013	11,943,330	11,540,318
Weighted average ordinary shares outstanding — diluted	12,238,356	12,204,562	11,943,330	11,817,225

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six-Month Periods Ended June 30, 2008 and 2007

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$11,173	$10,904	$22,860	$24,278
Other comprehensive income:
Unrealized holding (losses) gains on investments arising during the period	(8,291)	(176)	(7,723)	395
Reclassification adjustment for net realized (gains) losses included in net earnings	(1,014)	132	70	(439)
Currency translation adjustment	9,637	46	7,735	686

Other comprehensive (loss) income:	332	2	82	642

COMPREHENSIVE INCOME	$11,505	$10,906	$22,942	$24,920

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Six-Month Periods Ended June 30, 2008 and 2007

	2008	2007
	(expressed in thousands of U.S. dollars)

Share capital — ordinary shares
Balance, beginning of period	$11,920	$19
Conversion of shares	—	6,029
Issue of shares	2	5,775
Shares repurchased	—	(7)
Share awards granted/vested	39	104

Balance, end of period	$11,961	$11,920

Share capital — non-voting convertible ordinary shares
Balance, beginning of period	$2,973	$—
Conversion of shares	—	2,973

Balance, end of period	$2,973	$2,973

Treasury stock
Balance, beginning of period	$(421,559)	$—
Shares acquired, at cost	—	(421,559)

Balance, end of period	$(421,559)	$(421,559)

Additional paid-in capital
Balance, beginning of period	$590,934	$111,371
Share awards granted/vested	2,746	3,665
Shares repurchased	—	(16,755)
Issue of shares	—	490,269
Amortization of share awards	303	1,954

Balance, end of period	$593,983	$590,504

Accumulated other comprehensive income
Balance, beginning of period	$6,035	$4,565
Other comprehensive income	82	642

Balance, end of period	$6,117	$5,207

Retained earnings
Balance, beginning of period	$260,296	$202,655
Adjustment to initially apply FIN 48	—	4,858

Adjusted balance, beginning of period	260,296	207,513
Conversion of shares	—	(9,002)
Net earnings	22,860	24,278

Balance, end of period	$283,156	$222,789

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended June 30, 2008 and 2007

	2008	2007
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$22,860	$24,278
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Minority interest	9,677	4,415
Negative goodwill	(35,196)	(15,683)
Share-based compensation expense	303	1,954
Net realized and unrealized investment loss (gain)	70	(439)
Share of net loss from other investments	21,871	—
Other items	4,767	897
Depreciation and amortization	405	320
Amortization of bond premiums or discounts	2,898	(104)
Net movement of trading securities	211,045	133,227
Changes in assets and liabilities:
Reinsurance balances receivable	(53,093)	66,151
Other assets	15,922	484
Losses and loss adjustment expenses	167,936	(24,276)
Reinsurance balances payable	(58,270)	(39,783)
Accounts payable and accrued liabilities	(9,163)	(15,387)
Other liabilities	32,241	89

Net cash flows provided by operating activities	334,273	136,143

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	7,066	29,651
Purchase of available-for-sale securities	(188,755)	(52,148)
Sales and maturities of available-for-sale securities	155,339	147,073
Purchase of held-to-maturity securities	—	(2,476)
Maturity of held-to-maturity securities	117,039	77,492
Movement in restricted cash and cash equivalents	(216,984)	(69,334)
Funding of other investments	(48,753)	(267)
Purchase of investment in partly-owned company	(21,431)	—
Other investing activities	(290)	(453)

Net cash flows (used in) provided by investing activities	(196,769)	129,538

FINANCING ACTIVITIES:
Contribution to surplus of subsidiary by minority interest	86,209	—
Receipt of loans	306,755	26,825
Repayment of loans	(59,000)	(2,571)
Repurchase of shares	—	(16,762)

Net cash flows provided by financing activities	333,964	7,492

TRANSLATION ADJUSTMENT	18,245	130

NET INCREASE IN CASH AND CASH EQUIVALENTS	489,713	273,303
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	995,237	450,817

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,484,950	$724,120

Supplemental Cash Flow Information
Income taxes paid	$3,714	$2,598
Interest paid	$6,432	$2,571

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and December 31, 2007
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

Significant Accounting Policies

Retroactive reinsurance contracts — Premiums on ceded retroactive contracts are earned upon inception of the contract with corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period.

Investment in partly-owned company — An investment in a partly-owned company, in which the Company has significant influence, is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains or losses and reduced by dividends received.

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

We adopted FAS 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including market and income approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1— Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include exchange-listed equity securities that are actively traded.

•	Level 2— Valuations based on quoted prices in markets that are not active or for which significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

Assets and liabilities utilizing Level 2 inputs include: exchange-listed equity securities that are not actively traded; U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”).

•	Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

Assets and liabilities utilizing Level 3 inputs include: hedge funds with partial transparency, and credit funds and short duration high yield funds that are traded in less liquid markets.

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

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009 for calendar year-end companies), and interim periods within those fiscal years. The Company is currently evaluating the provisions of FAS 161 and its potential impact on future financial statements.

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

The following proforma condensed combined income statement for the six months ended June 30, 2008 combines the historical consolidated statements of income of the Company with those of Gordian, which was acquired in the first quarter of 2008, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

					Enstar
	Enstar				Group
	Group		Proforma		Limited
Six Months Ended June 30, 2008:	Limited	Gordian	Adjustment		Proforma

Total income	$19,612	$18,532	$(5,194	)(a)	$32,950
Total expenses	(48,882)	33,518	(7,619	)(b)	(22,983)
Minority interest	(1,694)	(15,615)	3,844	(c)	(13,465)

(Loss) earnings before extraordinary gain	(30,964)	36,435	(8,969)		(3,498)
Extraordinary gain	35,196	—	—		35,196

Net earnings (loss)	$4,232	$36,435	$(8,969)		$31,698

(Loss) per ordinary share before extraordinary gain — basic and diluted					$(0.29)
Extraordinary gain — basic and diluted					2.95

Net earnings per ordinary share — basic and diluted					$2.66

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Notes to the Six Months Ended June 30, 2008 Pro Forma Condensed Combined Income Statements:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(3,965)
(ii) Adjustment to recognize amortization of fair value adjustments	(5,212)
(iii) Adjustment to income taxes for pro forma adjustments	1,558

(7,619)
(c) Reflect minority interest’s share of net pro forma income statement adjustments	3,844

The following proforma condensed combined income statement for the three and six months ended June 30, 2007 combines the historical consolidated statements of income of the Company with those of The Enstar Group, Inc. (“EGI”), BH Acquisition Ltd. (“BH”) and Inter-Ocean Holdings, Ltd. (“Inter-Ocean”), each of which was acquired in the first quarter of 2007, and Gordian, which was acquired in the first quarter of 2008, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2007.

					Enstar
					Group
	Enstar		Proforma		Limited-
Three Months Ended June 30, 2007:	Group	Gordian	Adjustment		Proforma

Total income	$18,761	$17,962	$5,831	(a)	$42,554
Total expenses	(6,598)	35,185	(12,613	)(b)	15,974
Minority interest	(2,167)	(15,944)	2,035	(c)	(16,076)

Net earnings (loss)	$9,996	$37,203	$(4,747)		$42,452

Net earnings per ordinary share — basic					$3.56

Net earnings per ordinary share — diluted					$3.48

Notes to the Three Months Ended June 30, 2007 Pro Forma Condensed Combined Income Statements:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$5,831
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(5,506)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at date of acquisition	(5,357)
(iii) Adjustment to income taxes for pro forma adjustments	(1,750)

(12,613)
(c) Reflect minority interest’s share of net proforma income statement adjustments	2,035

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

											Enstar
											Group
	Enstar				Proforma				Proforma		Limited-
Six Months Ended June 30, 2007:	Group	BH	EGI	Inter-Ocean	Adjustment		Sub-total	Gordian	Adjustment		Proforma

Total income	$38,769	$2,819	$2,280	$1,837	$(2,400	)(b)	$43,305	$36,356	$2,229	(a)	$81,890
Total expenses	(37,578)	(1,547)	907	(244)	1,980	(d)	(36,482)	36,724	(21,071	)(c)	(20,829)
Minority interest	(4,415)	—	—	—	—		(4,415)	(21,924)	5,653	(e)	(20,686)

(Loss) earnings before extraordinary gain	(3,224)	1,272	3,187	1,593	(420)		2,408	51,156	(13,189)		40,375
Extraordinary gain	15,683	—	—	—	—		15,683	—	—		15,683

Net earnings (loss)	$12,459	$1,272	$3,187	$1,593	$(420)		$18,091	$51,156	$(13,189)		$56,058

Earnings per ordinary share before extraordinary gain — basic											$3.50
Extraordinary gain — basic											1.36

Net earnings per ordinary share — basic											$4.86

Earnings per ordinary share before extraordinary gain — diluted											$3.42
Extraordinary gain — diluted											1.33

Net earnings per ordinary share — diluted											$4.75

Notes to the Six Months Ended June 30, 2007 Pro Forma Condensed Combined Income Statements:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$2,229
(b) Elimination of fees earned by Enstar prior to acquisition	(2,400)
Expenses:
(c) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(10,521)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at date of acquisition	(9,881)
(iii) Adjustment to income taxes for pro forma adjustments	(669)

(21,071)
(d) Elimination of fees paid prior to acquisition	1,980
(e) Reflect minority interest’s share of net proforma income statement adjustments	5,653

On June 16, 2006, an indirect subsidiary of the Company, Virginia Holdings Ltd., entered into a definitive agreement with Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P., for the purchase of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The purchase price was $20.4 million. On May 27, 2008, the Rhode Island Department of Business Regulation issued an order approving the proposed acquisition. The acquisition was completed on June 13, 2008 and was funded from available cash on hand.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The following represents the Company’s 44.4% share:

Purchase price	$20,444
Direct costs of acquisition	987

Total purchase price	$21,431

Net assets acquired at fair value	$21,431

The following summarizes the Company’s 44.4% share of the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash and investments	$58,121
Reinsurance balances receivable	187,964
Losses and loss adjustment expenses	(217,044)
Reinsurance balances payable	(3,049)
Accounts payable and accrued liabilities	(4,561)

Net assets acquired at fair value	$21,431

The Company is in the process of finalizing its purchase price allocation, which is expected to be completed next quarter, and as a result the allocation of the purchase price may be subject to change.

On June 20, 2008, the Company, through its wholly-owned subsidiary Enstar Acquisitions Limited, or EAL, announced a firm intention to make an offer to all of the shareholders of Goshawk Insurance Holdings Plc, or Goshawk, at 5.2 pence (approximately $0.103) for each share (the “Offer”). Goshawk owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. On July 14, 2008, the Offer was sent to Goshawk’s shareholders. Shareholders have until August 19, 2008 to accept the Offer. The Offer values Goshawk at approximately £45.7 million (approximately $87.5 million) in the aggregate. As at August 7, 2008, shareholders representing approximately 83.0% of Goshawk had either sold their shares to EAL or had accepted the Offer. It is anticipated that further acceptances will be forthcoming during the remaining period of the Offer. The Offer is conditioned on obtaining a third party consent and regulatory approval, and receipt of valid acceptances of the Offer of at least 90% of Goshawk shares carrying voting rights.

The Company intends to finance approximately 50% of the acquisition price using a $45.0 million credit facility provided by a London-based bank, a contribution of 12.5% of the acquisition price from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. The interest rate on the credit facility is 2.25% above LIBOR and the facility is payable within three years and will be secured by a first charge over the Company’s shares in Goshawk.

On July 2, 2008, the Company entered into a definitive agreement with British Nuclear Fuels plc, for the purchase of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited, or EPIC, for total consideration of approximately £35.0 million (approximately $68.1 million). The purchase price will be financed by approximately $34.0 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. Following approval of the transaction by the Bermudian regulatory authorities on August 5, 2008, the Company expects the transaction to close no later than August 14, 2008. The interest on the

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

bank loan is LIBOR plus 2.25%. The facility is repayable within four years and will be secured by a first charge over the Company’s shares in EPIC.

3.	SIGNIFICANT NEW BUSINESS

In December 2007, the Company, in conjunction with JCF FPK I L.P. (“JCF FPK”) and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”) to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (“FPK”) and the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. The Company owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million.

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

The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and the Company. An affiliate of the Flowers Fund controls approximately 41% of FPK.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in debt securities classified as available-for-sale are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at June 30, 2008
U.S. Treasury and Agency securities	$106,472	$285	$(1,251)	$105,506
Non-U.S. Government securities	196,209	2,298	(2,555)	195,952
Corporate debt securities	168,932	2	(2,409)	166,525
Other debt securities	6,582	—	—	6,582
Short term investments	38,210	746	(12)	38,944

	$516,405	$3,331	$(6,227)	$513,509

As at December 31, 2007
Corporate debt securities	$757	$42	$(170)	$629
Other debt securities	6,249	—	—	6,249
Short term investments	15,480	—	—	15,480

	$22,486	$42	$(170)	$22,358

The gross unrealized losses on available-for-sale debt securities as at June 30 were split as follows:

	2008	2007

Due within one year	$172	$—
After 1 through 5 years	3,675	—
After 5 through 10 years	1,924	—
After 10 years	456	170

	$6,227	$170

As at June 30, 2008 the number of securities classified as available-for-sale in an unrealized loss position was 152, with a fair value of $430.9 million. None of these securities has been in an unrealized loss position for 12 months or longer.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Held-to-maturity

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at June 30, 2008
U.S. Treasury and Agency securities	$52,439	$834	$(247)	$53,026
Non-U.S. Government securities	2,760	—	(4)	2,756
Corporate debt securities	55,363	175	(837)	54,701

	$110,562	$1,009	$(1,088)	$110,483

As at December 31, 2007
U.S. Treasury and Agency securities	$132,332	$816	$(314)	$132,834
Non-U.S. Government securities	2,534	—	(12)	2,522
Corporate debt securities	76,149	159	(666)	75,642

	$211,015	$975	$(992)	$210,998

The gross unrealized losses on held-to-maturity debt securities as at June 30 were split as follows:

	2008	2007

Due within one year	$78	$161
After 1 through 5 years	213	217
After 5 through 10 years	86	13
After 10 years	711	601

	$1,088	$992

As at June 30, 2008, the number of securities classified as held-to-maturity in an unrealized loss position was 36 with a fair value of $33.7 million. Of these securities, the number of securities that have been in an unrealized loss position for 12 months or longer was 32 with a fair value of $20.0 million. As of June 30, 2008, none of these securities were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The amortized cost and estimated fair values as at June 30, 2008 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized	Fair
	Cost	Value

Due within one year	$51,803	$51,951
After 1 through 5 years	50,763	51,213
After 5 through 10 years	1,906	1,820
After 10 years	6,090	5,499

	$110,562	$110,483

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading

The estimated fair value of investments in debt securities and short-term investments classified as trading securities as of June 30 was as follows:

	2008	2007

U.S. Treasury and Agency securities	$73,412	$237,943
Non-U.S. Government securities	—	3,244
Corporate debt securities	39,124	82,436

	$112,536	$323,623

Other Investments

As at June 30, 2008 and December 31, 2007, the Company had $141.3 million and $75.3 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 5.1% and 4.2% of total investments and cash and cash equivalents as at June 30, 2008 and December 31, 2007, respectively. All of the Company’s other investments relating to its investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As at June 30, 2008 and December 31, 2007, the Company had unfunded capital commitments relating to its other investments of $27.7 million and $74.6 million, respectively. As at June 30, 2008, 69.0% of the other investments are with a related party.

In accordance with FAS 157, the Company has categorized its investments held at June 30, 2008 between levels as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value

Fixed maturities - available for sale	$—	$513,509	$—	$513,509
Fixed maturities - trading	—	111,485	1,051	112,536
Equity securities	4,610	—	—	4,610
Other investments	—	—	141,328	141,328

Total investments	$4,610	$624,994	$142,379	$771,983

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the quarter ended June 30, 2008:

	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of April 1, 2008	$1,051	$—	$105,391	$106,442
Net purchases (sales and distributions)	—	—	28,507	28,507
Total realized and unrealized losses	—	—	7,430	7,430
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2008	$1,051	$—	$141,328	$142,379

The amount of total losses for the six-month period included in earnings attributable to the fair value of changes in assets still held at the reporting date was $21.9 million.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six-months ended June 30, 2008:

	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of January 1, 2008	$1,051	$—	$75,300	$76,351
Net purchases (sales and distributions)	—	—	83,968	83,968
Total realized and unrealized losses	—	—	(17,940)	(17,940)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2008	$1,051	$—	$141,328	$142,379

5.	LOANS PAYABLE

On May 8, 2008, the Company fully repaid the outstanding principal and accrued interest on the loan used to partially finance the acquisition of Brampton Insurance Company Limited totaling $19.9 million.

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

(a)	Employee share plans

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award per Share

Nonvested — January 1, 2008	25,862	$122.42
Granted	28,069	95.11
Vested	(40,182)	100.97

Nonvested — June 30, 2008	13,749	87.50

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE BENEFITS — (cont’d)

i)	2004 - 2005 employee share plan

Compensation costs of $0.1 million and $0.3 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three and six months ended June 30, 2008, respectively, as compared to $0.2 million and $2.0 million for the three and six months ended June 30, 2007, respectively.

The determination of the share-award expenses was based on the fair-market value per common share of EGI as of the grant date and is recognized over the vesting period.

As of June 30, 2008, total unrecognized compensation costs related to the non-vested share awards amounted to $0.3 million. These costs are expected to be recognized over a weighted average period of 0.66 years.

ii)	2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the six months ended June 30, 2008 and 2007, 27,140 and 38,387 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the award for the six months ended June 30, 2008 was $2.6 million and was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2007. The total value of the award for the six months ended June 30, 2007 was $3.8 million of which $0.5 million was charged as an expense for the six months ended June 30, 2007 and $3.3 million was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three and six months ended June 30, 2008 was $2.0 million and $4.0 million, respectively, as compared to $1.9 million and $4.3 million for the three and six months ended June 30, 2007, respectively.

iii)	Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“the Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Plan at the Annual General Meeting.

Compensation costs of approximately $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for the three and six-months ended June 30, 2008. As at June 30, 2008, 929 shares have been issued to employees under the Plan.

(b)	Options

Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2008	490,371	$25.40	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding — June 30, 2008	490,371	$25.40	$30,452

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE BENEFITS — (cont’d)

Stock options outstanding and exercisable as of June 30, 2008 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - 20	323,645	$17.20	2.6 years
$40 - 60	166,726	41.32	5.2 years

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

For the six months ended June 30, 2008 and 2007, 1,987 and Nil share units, respectively, were credited to the accounts of Non-Employee Directors under the plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EARNINGS PER SHARE

The following tables set forth the comparison of basic and diluted earnings per share for the three and six-month periods ended June 30, 2008 and 2007.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Basic earnings per share
Earnings before extraordinary gain	$11,173	$10,904
Weighted average shares outstanding — basic	11,959,125	11,916,013

Earnings per share before extraordinary gain — basic	$0.93	$0.92

Diluted earnings per share
Earnings before extraordinary gain	$11,173	$10,904
Weighted average shares outstanding — basic	11,959,125	11,916,013
Share equivalents:
Unvested Shares	14,548	30,242
Options	261,550	258,307
Restricted share units	3,133	—

Weighted average shares outstanding — diluted	12,238,356	12,204,562

Earnings per share before extraordinary gain — diluted	$0.91	$0.89

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2008	2007

Basic earnings per share
(Loss) earnings before extraordinary gain	$(12,336)	$8,595
Weighted average shares outstanding — basic	11,943,330	11,540,318

(Loss) earnings per share before extraordinary gain — basic	$(1.03)	$0.74

Diluted earnings per share
(Loss) earnings before extraordinary gain	$(12,336)	$8,595
Weighted average shares outstanding — basic	11,943,330	11,540,318
Share equivalents:
Unvested Shares	—	61,096
Options	—	215,811
Restricted share units	—	—

Weighted average shares outstanding — diluted	11,943,330	11,817,225

(Loss) earnings per share before extraordinary gain — diluted	$(1.03)	$0.73

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EARNINGS PER SHARE — (cont’d)

The following securities have not been included in the computation of diluted earnings per share for the six months ended June 30, 2008 because to do so would have been anti-dilutive for the period presented.

Six Months
Ended
June 30,
Share equivalents	2008

Unvested Shares	20,205
Options	257,859
Restricted share units	2,637

Total	280,701

The weighted average ordinary shares outstanding shown for the six months ended June 30, 2007 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007. For the three and six months ended June 30, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

In July 2008, the Company completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment. The shares were priced at $87.50 per share and the Company received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.3 million.

8.	COMMITMENTS AND CONTINGENCIES

As at June 30, 2008, the Company has guaranteed the obligations of two of its subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $38.7 million) in respect of capital commitments to Lloyds Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at June 30, 2008, the Company has not recorded any liabilities associated with the guarantees.

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s board of directors and Mr. Flowers is one of the largest shareholders of Enstar.

The Company had, as of June 30, 2008 and December 31, 2007, investments in entities affiliated with Mr. Flowers with a total value of $97.5 million and $71.6 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, for the same periods, of $21.4 million and $76.3 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next six years. Subsequent to June 30, 2008, the Company funded $14.4 million of its remaining outstanding capital commitments of $21.4 million to entities affiliated with Mr. Flowers.

Related party investments associated with Messrs. Flowers and Oros, as at June 30, 2008, accounted for 77.3% of the total unfunded capital commitments of the Company, 68.9% of the total amount of investments classified as other investments by the Company and 100% of the total decrease in fair value of other investments for the six months ended June 30, 2008 by the Company.

In July 2008, FPK acted as lead managing underwriter in the Company’s sale to the public of 1,372,028 ordinary shares, inclusive of the underwriters’ over-allotment, at a public offering price of $87.50 per share (the

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Offering”). The underwriters purchased the shares at a 2% discount to the public offering price. The Company received net proceeds of approximately $116.8 million in the Offering. An affiliate of the Flowers Fund controls approximately 41% of FPK. In addition, the Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25 million in the Offering at the public offering price.

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

	Three Months Ended June 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(9,037)	$12,615	$3,578
Net investment income	19,512	1,707	21,219
Net realized gain	1,014	—	1,014

	11,489	14,322	25,811

Net decrease in loss and loss adjustment expense liabilities	(25,483)	—	(25,483)
Salaries and benefits	5,172	8,775	13,947
General and administrative expenses	8,968	5,004	13,972
Interest expense	7,643	—	7,643
Net foreign exchange gain	(4,932)	(3)	(4,935)

	(8,632)	13,776	5,144

Earnings before income taxes and minority interest	20,121	546	20,667
Income taxes	(3,186)	(7)	(3,193)
Minority interest	(6,301)	—	(6,301)

Net earnings	$10,634	$539	$11,173

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended June 30, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(6,653)	$10,479	$3,826
Net investment income	16,198	778	16,976
Net realized loss	(132)	—	(132)

	9,413	11,257	20,670

Net increase in loss and loss adjustment expense liabilities	(805)	—	(805)
Salaries and benefits	2,239	8,121	10,360
General and administrative expenses	2,698	5,217	7,915
Interest expense	1,307	—	1,307
Net foreign exchange (gain) loss	(3,095)	26	(3,069)

	2,344	13,364	15,708

Earnings (loss) before income taxes and minority interest	7,069	(2,107)	4,962
Income taxes	7,934	175	8,109
Minority interest	(2,167)	—	(2,167)

Net earnings (loss)	$12,836	$(1,932)	$10,904

	Six Months Ended June 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(16,285)	$25,918	$9,633
Net investment income (loss)	25,010	(3,201)	21,809
Net realized (loss)	(70)	—	(70)

	8,655	22,717	31,372

Net decrease in loss and loss adjustment expense liabilities	(24,798)	—	(24,798)
Salaries and benefits	7,234	18,070	25,304
General and administrative expenses	17,257	8,626	25,883
Interest expense	10,958	—	10,958
Net foreign exchange gain	(5,895)	(375)	(6,270)

	4,756	26,321	31,077

Earnings (loss) before income taxes and minority interest	3,899	(3,604)	295
Income taxes	(4,747)	1,793	(2,954)
Minority interest	(9,677)	—	(9,677)

Loss before extraordinary gain	(10,525)	(1,811)	(12,336)
Extraordinary gain	35,196	—	35,196

Net earnings (loss)	$24,671	$(1,811)	$22,860

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Six Months Ended June 30, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(12,851)	$21,338	$8,487
Net investment income	33,285	1,471	34,756
Net realized gains	439	—	439

	20,873	22,809	43,682

Net increase in loss and loss adjustment expense liabilities	1,705	—	1,705
Salaries and benefits	5,103	18,059	23,162
General and administrative expenses	5,003	8,585	13,588
Interest expense	2,325	—	2,325
Net foreign exchange (gain) loss	(3,088)	73	(3,015)

	11,048	26,717	37,765

Earnings (loss) before income taxes and minority interest	9,825	(3,908)	5,917
Income taxes	7,826	(733)	7,093
Minority interest	(4,415)	—	(4,415)

Net earnings (loss) before extraordinary gain	13,236	(4,641)	8,595
Extraordinary gain	15,683	—	15,683

Net earnings (loss)	$28,919	$(4,641)	$24,278

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of June 30, 2008, the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2008 and June 30, 2007, and changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2007, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche

Hamilton, Bermuda
August 11, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2008 and 2007. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Business Overview

Enstar Group Limited was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation we, through our subsidiaries, have acquired a number of insurance and reinsurance companies and are now administering those businesses in run-off. We derive our net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we have formed other businesses that provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Recent Transactions

In July 2008, we completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment, or the Offering. The shares were priced at $87.50 per share and we received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.3 million. Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK, served as lead managing underwriter in the Offering. J.C. Flowers II, L.P., or the Flowers Fund, and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25 million in the Offering at the public offering price.

On July 2, 2008, we entered into a definitive agreement with British Nuclear Fuels plc, for the purchase of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited, or EPIC, for total consideration of approximately £35.0 million (approximately $68.1 million). The purchase price will be financed by approximately $34.0 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund by way of non-voting equity participation, and the remainder from available cash on hand. Following approval of the transaction by the Bermudian regulatory authorities on August 5, 2008, we expect the transaction to close no later than August 14, 2008. The interest on the bank loan is LIBOR plus 2.25%. The facility is repayable within four years and will be secured by a first charge over our shares in EPIC.

The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and us. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPK.

On June 20, 2008, we, through our wholly-owned subsidiary Enstar Acquisitions Limited, or EAL, announced a firm intention to make an offer to all of the shareholders of Goshawk Insurance Holdings Plc, or Goshawk, at 5.2 pence (approximately $0.103) for each share, or the Offer. Goshawk owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. On July 14, 2008, the Offer was sent to Goshawk’s shareholders. Shareholders have until August 19, 2008 to accept the Offer. The Offer values Goshawk at approximately £45.7 million (approximately $87.5 million) in the aggregate. As of August 7, 2008, shareholders representing approximately 83.0% of Goshawk had either sold their shares to EAL or had accepted the Offer. It is anticipated that further acceptances will be forthcoming during the remaining period of the Offer. The Offer is conditioned on obtaining a third party consent and regulatory approval, and receipt of valid acceptances of the Offer of at least 90% of Goshawk shares carrying voting rights.

We intend to finance approximately 50% of the acquisition price using a $45.0 million credit facility provided by a London-based bank, a contribution of 12.5% of the acquisition price from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. Each of the financing elements will be reduced pro rata in the event the final acceptance level of Offer is less than 100%. The interest rate on the credit facility is 2.25% above LIBOR and the facility is payable within three years and will be secured by a first charge over our shares in Goshawk.

On June 16, 2006, our indirect subsidiary, Virginia Holdings Ltd., entered into a definitive agreement with Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P., for the purchase of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The purchase price was $20.4 million. On May 27, 2008, the Rhode Island Department of Business Regulation issued an order approving the proposed acquisition. The acquisition was completed on June 13, 2008 and was funded from available cash on hand.

On March 5, 2008, we completed the previously announced acquisition of AMP Limited’s, or AMP’s, Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of AU$436.9 million (approximately $405.4 million) was financed by approximately AU$301 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank in which the Flowers Fund is a significant shareholder of the German bank; approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand.

On February 29, 2008, we completed the previously announced acquisition of Guildhall Insurance Company Limited, or Guildhall, a U.K.-based insurance and reinsurance company that has been in run-off since 1986. The purchase price, including acquisition expenses, of approximately £33.4 million (approximately $65.9 million) was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a U.S. dollar facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £11.9 million (approximately $23.5 million) from available cash on hand.

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team formed Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between FPK and the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. We own 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2008	2007	2008	2007
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$3,578	$3,826	$9,633	$8,487
Net investment income	21,219	16,976	21,809	34,756
Net realized gains (losses)	1,014	(132)	(70)	439

	25,811	20,670	31,372	43,682

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(25,483)	(805)	(24,798)	1,705
Salaries and benefits	13,947	10,360	25,304	23,162
General and administrative expenses	13,972	7,915	25,883	13,588
Interest expense	7,643	1,307	10,958	2,325
Net foreign exchange gain	(4,935)	(3,069)	(6,270)	(3,015)

	5,144	15,708	31,077	37,765

Earnings before income taxes and minority interest	20,667	4,962	295	5,917
Income taxes	(3,193)	8,109	(2,954)	7,093
Minority interest	(6,301)	(2,167)	(9,677)	(4,415)

Earnings (loss) before extraordinary gain	11,173	10,904	(12,336)	8,595
Extraordinary gain — Negative goodwill (2008: net of minority interest)	—	—	35,196	15,683

NET EARNINGS	$11,173	$10,904	$22,860	$24,278

Comparison of Three Months Ended June 30, 2008 and 2007

We reported consolidated net earnings of approximately $11.2 million for the three months ended June 30, 2008 compared to approximately $10.9 million for the same period in 2007. The increased income of approximately $0.3 million was primarily a result of the following:

(i) increase in net investment income, net of realized gains (losses), of $5.4 million, primarily due to additional investment income earned in the quarter as a result of increased cash and investments balances relating to acquisitions completed in the first quarter of 2008; and

(ii) increase in the reduction in loss and loss adjustment expense liabilities of $24.7 million primarily due to reduction in estimates of net ultimate losses related to one of our subsidiaries as a result of net favorable incurred loss development and related reductions in IBNR reserves; partially offset by

(iii) an increase in salary and general administrative expenses of $9.6 million primarily due to costs incurred in respect of acquisitions completed in the first quarter of 2008;

(iv) increased interest expense of $6.3 million attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to June 30, 2007, primarily in relation to the Gordian and Guildhall acquisitions;

(v) an increase in minority interest of $4.1 million primarily attributable to the minority economic interest held by third parties in the earnings of Guildhall, Gordian and Shelbourne; and

(vi) an increase in income tax expense of $11.3 million relating primarily to the increased tax liability of $6.3 million on the results of our subsidiaries in tax paying jurisdictions and lower recoveries of $5.0 million in respect of amounts relating to the expiry of the statute of limitations on certain of our previously recorded uncertain tax liabilities required by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, ” or FIN 48.

Consulting Fees:

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$12,615	$10,479	$2,136
Reinsurance	(9,037)	(6,653)	(2,384)

Total	$3,578	$3,826	$(248)

We earned consulting fees of approximately $3.6 million and $3.8 million for the three months ended June 30, 2008 and 2007, respectively.

Internal management fees of $9.0 million and $6.7 million were paid in the three months ended June 30, 2008 and 2007, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to June 30, 2007.

Net Investment Income and Net Realized Gains/(Losses):

	Three Months Ended June 30,
				Net Realized
	Net Investment Income			Gains/(Losses)
	2008	2007	Variance	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$1,707	$778	$929	$0	$0	$0
Reinsurance	19,512	16,198	3,314	1,014	(132)	1,146

Total	$21,219	$16,976	$4,243	$1,014	$(132)	$1,146

Net investment income for the three months ended June 30, 2008 increased by $4.2 million to $21.2 million, as compared to $17.0 million for the three-months ended June 30, 2007. The increase in net investment income was primarily attributable to the increase in average cash and investment balances from $1,470.3 million to $2,522.1 million for the three months ended June 30, 2007 and 2008, respectively, along with a net increase in the fair value of our private equity investments, which is included in investment income. The increase in average cash and investment balances was primarily attributable to cash and investment portfolios of reinsurance companies acquired subsequent to June 30, 2007.

Net realized gains (losses) for the three months ended June 30, 2008 and 2007 were $1.0 million and $(0.1) million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

The average return on the cash and fixed maturities investments for the three month period ended June 30, 2008 was 2.88%, as compared to the average return of 4.58% for the three-month period ended June 30, 2007. The decrease in yield was primarily the result of decreasing U.S. interest rates — the U.S. Federal Funds Rate decreased from an average of 5.25% to an average of 2.08% for the three months ended June 30, 2007 and June 30, 2008, respectively. In respect of our fixed income investments as of June 30, 2008, 74.3% had a Standard & Poor’s credit rating of AAA.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, “Fair Value Measurements,” or FAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for a further discussion of this new standard.

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

The pricing service uses market quotations for securities (e.g., public common and preferred securities) that have quoted prices in active markets. When quoted market prices are unavailable, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

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

Other Investments

For our investments in limited partnerships, limited liability companies and equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third party administrator. The financial statements of each fund generally are provided to us on a quarterly basis, using fair value measurement for the underlying investments. For all public companies within the funds we have valued the investments based on the latest share price. Affirmative Investment LLC’s value is based on the market value of the shares of Affirmative Insurance Holdings, Inc.

All of our other investments relating to our investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate those investments in the short term. We have classified our other investments as Level 3 investments as they reflect our own assumptions about valuations that market participants might use.

For the three months ended June 30, 2008, we incurred a $7.4 million gain in fair value on our other investments. This unrealized gain was included in our net investment income.

The following table summarizes all of our financial assets and liabilities measured at fair value at June 30, 2008, by FAS 157 hierarchy:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Fixed maturity investments	$—	$624,994	$1,051	$626,045
Equity securities	4,610	—	—	4,610
Other investments	—	—	141,328	141,328

Total	$4,610	$624,994	$142,379	$771,983

As a percentage of total assets	0.1%	17.6%	4.0%	21.8%

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2008 and 2007 was $25.5 million and $0.8 million, respectively. The change in the three months ended June 30, 2008 is primarily attributable to a reduction in the estimates of net ultimate losses of $25.2 million and a reduction in estimates of loss adjustment expense liabilities of $12.2 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $11.8 million.

The reduction in estimates of net ultimate losses of $25.2 million for the three months ended June 30, 2008 was primarily attributable to the reduction in estimates of net ultimate losses of $25.5 million related to one of our subsidiaries which was comprised of net favorable incurred loss development of $12.1 million and related reductions in IBNR reserves of $13.4 million. The net favorable incurred loss development of $12.1 million, whereby net advised case and LAE reserves of $21.2 million were settled for net paid losses of $9.1 million, arose from the settlement of non-commuted losses during the period below carried reserves and three commutations of assumed and ceded exposures at less than case and LAE reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $13.4 million is a result of an independent actuarial review and the application of our reserving methodologies to the reduced case and LAE reserves. During the three months ended June 30, 2008, another of our reinsurance subsidiaries commuted its largest exposure, which was fully reinsured by a single reinsurer with a AA- rating from Standard & Poors. The subsidiary paid net claims of $221.2 million and reduced net IBNR loss reserves by the same amount.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008	2007
	(in thousands of U.S. dollars)

Net Losses Paid	$(260,866)	$(13,179)
Net Change in Case and LAE Reserves	43,985	6,399
Net Change in IBNR	242,364	7,585

Net Reduction in Loss and Loss Adjustment Expense Liabilities	$25,483	$805

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2008	2007
	(in thousands of U.S. dollars)

Balance as of April 1	$2,700,687	$1,622,061
Less: Reinsurance Recoverables	662,929	316,487

	2,037,758	1,305,574
Incurred Related to Prior Years	(25,483)	(805)
Paids Related to Prior Years	(260,866)	(13,179)
Effect of Exchange Rate Movement	31,106	7,531
Acquired on Acquisition of Subsidiaries	—	11,029

Net Balance as of June 30	1,782,515	1,310,150
Plus: Reinsurance Recoverables	529,075	317,126

Balance as of June 30	$2,311,590	$1,627,276

Salaries and Benefits:

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$8,775	$8,121	$(654)
Reinsurance	5,172	2,239	(2,933)

Total	$13,947	$10,360	$(3,587)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $13.9 million and $10.4 million for the three month periods ended June 30, 2008 and 2007, respectively. The increase of $2.9 million in the reinsurance segment was primarily attributable to $3.2 million of salary costs of staff directly employed by reinsurance companies that were newly acquired in 2008. The increase in salaries and benefits for the consulting segment was due primarily to the growth in staff numbers in the segment from 203, as of June 30, 2007, to 212, as of June 30, 2008. In total, we have 245 staff members as of June 30, 2008.

We expect that staff costs will continue to increase moderately during 2008 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$5,004	$5,217	$213
Reinsurance	8,968	2,698	(6,270)

Total	$13,972	$7,915	$(6,057)

General and administrative expenses attributable to the reinsurance segment increased by $6.3 million during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increased costs for the current quarter related primarily to additional general and administrative expenses incurred in relation to companies that we acquired in the first quarter of 2008.

Excluding the expenses relating to the new acquisitions completed in the first quarter of 2008, the overall general and administrative expenses were in line with those incurred during the same period in 2007.

Interest Expense:

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	7,643	1,307	(6,336)

Total	$7,643	$1,307	$(6,336)

Interest expense of $7.6 million and $1.3 million was recorded for the quarters ended June 30, 2008 and 2007, respectively. The increase in interest expense is attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to June 30, 2007, primarily in relation to the Gordian and Guildhall acquisitions.

Foreign Exchange Gain/(Loss):

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$3	$(26)	$29
Reinsurance	4,932	3,095	1,837

Total	$4,935	$3,069	$1,866

We recorded a foreign exchange gain of $4.9 million for the three month period ended June 30, 2008, as compared to a foreign exchange gain of $3.1 million for the same period in 2007. For the three months ended June 30, 2008, the foreign exchange gain arose primarily as a result of the holding of surplus net Australian dollars in the reinsurance segment at a time when the currency has been appreciating against the U.S. Dollar.

The gain for the three-month period ended June 30, 2007 arose primarily as a result of the holding of surplus net Canadian and Australian dollars, as required by local regulatory obligations, in the reinsurance segment at a time when these currencies were appreciating against the U.S. Dollar.

Income Tax (Expense)/Recovery:

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(7)	$175	$(182)
Reinsurance	(3,186)	7,934	(11,120)

Total	$(3,193)	$8,109	$(11,302)

We recorded an income tax (expense)/recovery of $(3.2) million and $8.1 million for the three months ended June 30, 2008 and 2007, respectively. During the quarters ended June 30, 2008 and 2007, the statute of limitations expired on certain previously recorded uncertain tax liabilities. In accordance with FIN 48 those liabilities were reversed with the corresponding adjustment being made to income tax recovery in the income statement. The benefit of the expiration of the statute of limitations on uncertain tax liabilities resulted in a recovery by us for the quarters ended June 30, 2008 and 2007 of $3.5 million and $8.5 million, respectively.

During the three months ended June 30, 2008, we incurred net income tax expense related to those subsidiaries operating in taxable jurisdictions of $6.7 million.

Minority Interest:

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(6,301)	(2,167)	(4,134)

Total	$(6,301)	$(2,167)	$(4,134)

We recorded a minority interest in earnings of $6.3 million and $2.2 million for the three months ended June 30, 2008 and 2007, respectively. The total for the three months ended June 30, 2008 relates to the minority economic interest held by third parties in the earnings of Gordian, Guildhall, Shelbourne and Hillcot Holdings Limited, or Hillcot. For the same period in 2007, the minority interest was in respect of Hillcot only.

Comparison of Six Months Ended June 30, 2008 and 2007

We reported consolidated net earnings of approximately $22.9 million for the six months ended June 30, 2008 compared to approximately $24.3 million for the same period in 2007. Included as part of net earnings for 2008 and 2007 are extraordinary gains relating to negative goodwill of $35.2 (net of minority interest of $15.1 million) and $15.7 million, respectively. For the six months ended June 30, 2008, we reported net (loss) before extraordinary gains of approximately $(12.3) million compared to net earnings before extraordinary gains of approximately $8.6 million for the same period in 2007. The decrease in income, before extraordinary gain, of approximately $20.9 million was primarily a result of the following:

(i) an increase in salary and general administrative expenses of $14.4 million primarily due to costs incurred in respect of acquisitions completed in 2008;

(ii) decrease in net investment income, net of realized gains, of $13.5 million, primarily due to write-downs of $22.7 million in respect of adjustments to the fair values of our investments classified as other investments offset by increased investment income earned in the period primarily as a result of increased cash and investments balances relating to acquisitions completed in 2008;

(iii) increased interest expense of $8.6 million attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to June 30, 2007, primarily in relation to the Gordian and Guildhall acquisitions;

(iv) an increase in minority interest of $5.3 million primarily attributable to the minority economic interest held by third parties in the earnings of Gordian, Guildhall and Shelbourne; and

(v) a decrease in income tax recovery of $10.1 million relating primarily to the increased tax liability of $5.1 million on the results of our subsidiaries in tax paying jurisdictions along with lower recoveries of $5.0 million relating to the expiry of the statute of limitations on certain of our previously recorded uncertain tax liabilities required by FIN 48; partially offset by

(vi) increased reduction in loss and loss adjustment expense liabilities of $26.5 million primarily due to a reduction in the estimates of net ultimate losses related to one of our subsidiaries as a result of net favorable incurred loss development and related reductions in IBNR reserves; and

(vii) increased foreign exchange gains of $3.3 million.

Consulting Fees:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$25,918	$21,338	$4,580
Reinsurance	(16,285)	(12,851)	(3,434)

Total	$9,633	$8,487	$1,146

We earned consulting fees of approximately $9.6 million and $8.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase in consulting fees of $1.1 million relates primarily to fee income earned from new consulting arrangements entered into subsequent to June 30, 2007.

Internal management fees of $16.3 million and $12.9 million were paid in the six months ended June 30, 2008 and 2007, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to June 30, 2007.

Net Investment Income and Net Realized (Losses) Gains:

	Six Months Ended June 30,
	Net Investment Income			Net Realized (Losses) Gains
	2008	2007	Variance	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(3,201)	$1,471	$(4,672)	$0	$0	$0
Reinsurance	25,010	33,285	(8,275)	(70)	439	(509)

Total	$21,809	$34,756	$(12,947)	$(70)	$439	$(509)

Net investment income for the six-months ended June 30, 2008 decreased by $12.9 million to $21.8 million, as compared to $34.8 million for the six-months ended June 30, 2007. The decrease was primarily attributable to cumulative write-downs of approximately $22.7 million in the fair value of our investments in New NIB Partners L.P., or New NIB, the Flowers Fund and Affirmative Investment LLC offset by increased investment income earned as a result of an increase in average cash and investment balances as a result of the acquisitions completed by us in the first quarter of 2008. The write-downs arose primarily due to sub-prime and structured credit related exposures held within various of the limited partnership portfolio investments.

The average return on the cash and fixed maturities investments for the six-month period ended June 30, 2008 was 4.10%, as compared to the average return of 4.89% for the six-month period ended June 30, 2007. The decrease in yield was primarily the result of decreasing U.S. interest rates — the U.S. Federal Funds Rate has decreased from an average of 5.25% to an average of 2.66% for the six months ended June 30, 2007 and June 30, 2008, respectively. In respect of our fixed income investments as of June 30, 2008, 74.3% had a Standard & Poor’s credit rating of AAA.

Net realized (losses) gains for the six months ended June 30, 2008 and 2007 were $(0.1) million and $0.4 million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for a further discussion of this new standard.

For the six months ended June 30, 2008, we incurred a $22.7 million loss in fair value on our other investments. This unrealized loss was included in our net investment income.

The following table summarizes all of our financial assets and liabilities measured at fair value at June 30, 2008, by FAS 157 hierarchy:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Fixed maturity investments	$—	$624,994	$1,051	$626,045
Equity securities	4,610	—	—	4,610
Other investments	—	—	141,328	141,328

Total	$4,610	$624,994	$142,379	$771,983

As a percentage of total assets	0.1%	17.6%	4.0%	21.8%

Net (Reduction) Increase in Loss and Loss Adjustment Expense Liabilities:

The net (reduction) increase in loss and loss adjustment expense liabilities for the six months ended June 30, 2008 and 2007 was $(24.8) million and $1.7 million, respectively. The change in the period is primarily attributable to a reduction in the estimates of net ultimate losses of $23.9 million, a reduction in estimates of loss adjustment expense liabilities of $19.3 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $18.4 million.

The reduction in estimates of net ultimate losses of $23.9 million for the six months ended June 30, 2008 was primarily attributable to the reduction in estimates of net ultimate losses of $25.5 million related to one of our subsidiaries which was comprised of net favorable incurred loss development of $12.1 million and related reductions in IBNR reserves of $13.4 million. The net favorable incurred loss development of $12.1 million, whereby net advised case and LAE reserves of $21.2 million were settled for net paid losses of $9.1 million, arose from the settlement of non-commuted losses during the period below carried reserves and approximately 3 commutations of assumed and ceded exposures at less than case and LAE reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $13.4 million is a result of an independent actuarial review and the application of our reserving methodologies to the reduced case and LAE reserves. During the six months ended June 30, 2008, another of our reinsurance subsidiaries commuted its largest exposure, which was fully reinsured by a single reinsurer with an AA- rating from Standard & Poor’s. The subsidiary paid net claims of $221.2 million and reduced net IBNR loss reserves by the same amount.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands of U.S. dollars)

Net Losses Paid	$(257,491)	$(12,656)
Net Change in Case and LAE Reserves	39,443	(1,768)
Net Change in IBNR	242,846	12,719

Net Reduction in Loss and Loss Adjustment Expense Liabilities	$24,798	$(1,705)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2008	2007
	(in thousands of U.S. dollars)

Balance as of January 1	$1,591,449	$1,214,419
Less: Reinsurance Recoverables	427,964	342,160

	1,163,485	872,259
Incurred Related to Prior Years	(24,798)	1,705
Paids Related to Prior Years	(257,491)	(12,656)
Effect of Exchange Rate Movement	40,519	8,892
Retroactive Reinsurance Contracts Assumed	394,913	—
Acquired on Acquisition of Subsidiaries	465,887	439,950

Net Balance as of June 30	1,782,515	1,310,150
Plus: Reinsurance Recoverables	529,075	317,126

Balance as of June 30	$2,311,590	$1,627,276

Salaries and Benefits:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$18,070	$18,059	$(11)
Reinsurance	7,234	5,103	(2,131)

Total	$25,304	$23,162	$(2,142)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $25.3 million and $23.2 million for the six month periods ended June 30, 2008 and 2007, respectively. The increase in the reinsurance segment was primarily attributable to salary costs of staff directly employed by reinsurance companies that were newly acquired in 2008.

We expect that staff costs will continue to increase moderately during 2008 as we continue to grow and add staff. Bonus accrual expenses will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$8,626	$8,585	$(41)
Reinsurance	17,257	5,003	(12,254)

Total	$25,883	$13,588	$(12,295)

General and administrative expenses attributable to the reinsurance segment increased by $12.3 million during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increased costs for the period related primarily to additional general and administrative expenses incurred in relation to companies that we acquired in 2008.

Excluding the expenses relating to the new acquisitions completed in the first quarter of 2008, the overall general and administrative expenses were in line with those incurred during the same period in 2007.

Interest Expense:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	10,958	2,325	(8,633)

Total	$10,958	$2,325	$(8,633)

Interest expense of $11.0 million and $2.3 million was recorded for the six months ended June 30, 2008 and 2007, respectively. The increase in interest expense is attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to June 30, 2007, primarily in relation to the Gordian and Guildhall acquisitions.

Foreign Exchange Gain/(Loss):

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$375	$(73)	$448
Reinsurance	5,895	3,088	2,807

Total	$6,270	$3,015	$3,255

We recorded a foreign exchange gain of $6.3 million for the six month period ended June 30, 2008, as compared to a foreign exchange gain of $3.0 million for the same period in 2007. For the six months ended June 30, 2008, the foreign exchange gain arose primarily as a result of the holding of surplus net Australian dollars and Euros in the reinsurance segment at a time when these currencies have been appreciating against the U.S. Dollar.

For the six months ended June 30, 2007, the foreign exchange gain arose primarily as a result of the holding of surplus of British Pounds and the holding by Cavell Holdings Limited (U.K.), or Cavell, of surplus net Canadian and Australian dollars, as required by local regulatory obligations, and Euros in the reinsurance segment at a time when these currencies were appreciating against the U.S. Dollar.

Income Tax (Expense)/Recovery:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$1,793	$(733)	$2,526
Reinsurance	(4,747)	7,826	(12,573)

Total	$(2,954)	$7,093	$(10,047)

We recorded income tax (expense)/recovery of $(3.0) million and $7.1 million for the six months ended June 30, 2008 and 2007, respectively. Income tax recovery (expense) of $1.8 million and $(0.7) million were recorded in the consulting segment for the six months ended June 30, 2008 and 2007, respectively. The variance between the two periods arose because for the six-months ended June 30, 2008 we recorded tax recoveries on losses incurred by our U.S. operations.

Income tax (expense)/recovery of $(4.8) million and $7.8 million were recorded in the reinsurance segment for the six months ended June 30, 2008 and 2007, respectively. During the period ended June 30, 2008, we incurred net income tax expense related to those subsidiaries operating in taxable jurisdictions of $8.3 million.

In addition, during the quarters ended June 30, 2008 and 2007, the statute of limitations expired on certain previously recorded uncertain tax liabilities. The benefit was $3.5 million and $8.5 million, respectively.

Minority Interest:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(9,677)	(4,415)	(5,262)

Total	$(9,677)	$(4,415)	$(5,262)

We recorded a minority interest in earnings of $9.7 million and $4.4 million for the six months ended June 30, 2008 and 2007. The total for the six months ended June 30, 2008 relates to the minority economic interest held by third parties in the earnings of Gordian, Guildhall, Shelbourne and Hillcot. For the same period in 2007, the minority interest was in respect of Hillcot only.

Negative Goodwill:

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	35,196	15,683	19,513

Total	$35,196	$15,683	$19,513

Negative goodwill of $35.2 million and $15.7 million was recorded for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 the negative goodwill of $35.2 million (net of minority interest of $15.1 million) was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, June 30, 2007, and the date the acquisition closed, March 5, 2008.

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

Liquidity and Capital Resources

As we are a holding company and have no substantial operations of our own, our assets consist primarily of our investments in subsidiaries. The potential sources of our cash flows consist of capital raising by us, as well as dividends, advances and loans from our subsidiary companies.

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United States, the United Kingdom, Australia and Europe, which subject our subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments.

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

Operating

Net cash provided by our operating activities for the six months ended June 30, 2008 was $334.2 million compared to $136.1 million for the six months ended June 30, 2007. This increase in cash flows is attributable to net assets assumed on retro-active reinsurance contracts, relating to the Shelbourne business, and the net sales of trading security investments held by us, partially offset by higher general and administrative and interest expenses, for the six months ended June 30, 2008 as compared to the same period in 2007.

Investing

Investing cash flows consist primarily of cash acquired, net of costs of acquisitions, along with net proceeds on the sale and purchase of investments. Net cash (used in) provided by investing activities was $(196.7) million during the six months ended June 30, 2008 compared to $129.5 million during the six months ended June 30, 2007. The decrease in the cash flows was primarily due to net purchases of available for sale securities, an increase in our restricted cash, the funding of other investments and the purchase of our equity interest in Stonewall Acquisition Corporation during the six months ended June 30, 2008 as compared to the same period of 2007.

Financing

Net cash provided by financing activities was $334.0 million for the six months ended June 30, 2008 compared to $7.5 million during the six months ended June 30, 2007. Cash provided by financing activities in 2008 was primarily attributable to the combination of the receipt of bank loans, net of repayments, and capital contributions by minority interest shareholders relating to the purchase of Guildhall, Gordian and the financing of Shelbourne.

Long-Term Debt

On February 18, 2008, we fully repaid the outstanding principal and accrued interest on the loans used to partially finance the acquisitions of Cavell, Marlon Insurance Company Limited and Marlon Management Services Limited totaling $40.5 million.

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

•	The interest rate on Facility A is LIBOR plus 2%. Facility A is repayable in five years and is secured by a first charge over Cumberland’s shares in Gordian. Facility A contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of June 30, 2008, all of the financial covenants relating to Facility A were met.

•	The interest rate on Facility B is LIBOR plus 2.75%. Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Facility B contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of June 30, 2008, all of the financial covenants relating to Facility B were met.

In February 2008, a wholly-owned subsidiary of Enstar, Rombalds Limited, or Rombalds, entered into a term facility agreement, or the Rombalds Facility, with a London-based bank. On February 28, 2008, we drew down approximately $32.5 million from the Rombalds Facility to partially fund the acquisition of Guildhall. The interest rate on the Rombalds Facility is LIBOR plus 2%. The facility is repayable in five years and is secured by a first charge over Rombalds’ shares in Guildhall. The Rombalds Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of June 30, 2008, all of the financial covenants relating to the Rombalds Facility were met.

On May 8, 2008, we fully repaid outstanding principal and accrued interest on the loan used to partially finance the acquisition of Brampton Insurance Company Limited totaling $19.9 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as at June 30, 2008:

					More
		Less Than	1-3	3-5	Than
Payments due by period:	Total	1 Year	Years	Years	5 Years
	(in millions of U.S. dollars)

Contractual Obligations
Investment commitments	$27.7	$23.2	$1.8	$1.8	$1.0
Operating lease obligations	9.9	2.6	4.4	2.0	0.9
Loan repayments	324.2	—	—	238.0	86.2
Gross reserves for losses and loss expenses	2,311.6	265.9	698.0	456.5	891.2

	$2,673.4	$291.7	$704.2	$698.3	$979.3

The amounts included in gross reserves for losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see our Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

We have an accrued liability of approximately $8.5 million for unrecognized tax benefits as of June 30, 2008. We are not able to make reasonably reliable estimates of the period in which any cash settlements that may arise with any of the respective tax authorities would be made. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

As at June 30, 2008, we guaranteed the obligations of two of our subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $38.7 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at June 30, 2008, we have not recorded any liabilities associated with the guarantees.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2008, we have not entered into any off-balance sheet arrangements.

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

The factors listed above should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Registration Statement on Form S-3, filed with the SEC on June 5, 2008, as amended June 26, 2008, as well as in the other materials filed and to be filed with the SEC. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk exposures since March 31, 2008. Please refer to Item 3 of Part I of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, filed with the Securities and Exchange Commission on May 12, 2008, for our quantitative and qualitative disclosures about market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

On June 3, 2008, our management concluded that the proforma condensed combined income statement for the three-month period ended March 31, 2008 included in “Note 2 — Acquisitions” to our Unaudited Condensed Combined Financial Statements for the three-month period ended March 31, 2008 in our Quarterly Report on Form 10-Q contained an error. Accordingly, on June 5, 2008, we filed an Amended Quarterly Report on Form 10-Q to correct that error. See “Note 11 — Restatement” to the Unaudited Condensed Combined Financial Statements included in the Amended Quarterly Report on Form 10-Q filed June 5, 2008. The error did not impact our revenue, net earnings or shareholders’ equity.

The preparation of the proforma condensed combined income statement for the three-month period ended March 31, 2008 in “Note 2 — Acquisitions” required us to disclose operating results of an acquired business for the three-month period ended March 31, 2008 that we acquired on March 5, 2008. Specifically, the error originated in a spreadsheet prepared by financial personnel at our principal office that was not adequately reviewed. Management concluded that the error resulted from a deficiency in the operating effectiveness of our internal control over financial reporting related to the preparation and review of proforma financial information disclosed in connection with significant business acquisitions. This deficiency constituted a material weakness in internal control over financial reporting. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

To address this material weakness, we have extended existing control procedures applicable to the use of certain spreadsheets to cover in all instances spreadsheets used to prepare proforma financial information. These existing control procedures require concurring review of certain spreadsheets by a senior member of the finance department at our principal office. As a result of the implementation of these procedures, our management believes that the material weakness identified has been resolved.

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

In April 2008, we, our subsidiary Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. Virginia completed that acquisition on June 13, 2008. The suit does not seek a stated amount of damages. Our management believes the claims in the suit are without merit and will not have a material impact on us or our subsidiaries. On July 23, 2008, we and Enstar US filed a motion to dismiss Count I (relating to breach of fiduciary duty), Count III (relating to breach of contract) and Count V (relating to inducing breach of contract), in each case for failure to state a claim upon which relief can be granted. We do not anticipate a ruling on the motion before mid-September 2008. Our management intends to vigorously defend both us and Enstar US against the claims.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008. While we believe that, as except as set forth below, the risk factors included in our Annual Report on Form 10-K have not materially changed, the prospectus relating to the Offering (filed with the SEC on June 26, 2008) updates certain of the previously disclosed risk factors.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws of a number of jurisdictions, and compliance with legal and regulatory requirements is expensive. These laws limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency requirements and require them to maintain reserves. Failure to comply with these laws may subject our subsidiaries to fines and penalties and restrict them from conducting business. The application of these laws may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2007, the required statutory capital and surplus of our insurance and reinsurance companies amounted to $88.0 million compared to the actual statutory capital and surplus of $483.8 million. As of December 31, 2007, $55.5 million of our total investments of $637.2 million were not admissible for statutory solvency purposes.

The insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the U.S. Securities and Exchange Commission concerning certain practices within the insurance industry. These practices include the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these investigations and have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.

Our consulting business generates a significant amount of our total income, and the failure to develop new consulting relationships could materially adversely affect our results of operations and financial condition.

A significant amount of our existing consulting business is dependent on a relatively small number of our clients. While our senior management team has industry relationships that we believe will allow us to successfully identify and enter into agreements with new clients for our consulting business, we cannot assure you that we will be successful in entering into such agreements. A material reduction in consulting fees paid by one or more of our clients or the failure to identify new clients for our consulting services could have a material adverse effect on our business, financial condition and results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on June 11, 2008:

1. Election of the following nominees to serve as Class II Directors of our Board of Directors.

			Votes
Nominee	Votes For	Votes Against	Abstained

T. Whit Armstrong	9,230,961	25,704	1,150
John J. Oros	9,072,125	183,663	1,127

2. Ratification of the selection of Deloitte & Touche, Hamilton, Bermuda, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2008 and authorization of our Board of Directors, acting through the Audit Committee, to approve the fees for the independent registered public accounting firm.

		Votes
Votes For	Votes Against	Abstained

9,243,877	5,554	7,484

3. Approval of Enstar Group Limited Employee Share Purchase Plan.

		Votes
Votes For	Votes Against	Abstained

9,219,685	30,015	7,215

4. Election of directors of each of our subsidiaries identified in Proposal Number Four in the Proxy Statement, filed with the SEC on April 29, 2008 (nominees for the respective subsidiaries and the results of voting are set forth below).

1.	ENSTAR LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
Elizabeth Dasilva	9,198,156	6,278	52,481
Michael Smellie	9,198,344	6,091	52,480

2.	ENSTAR (EU) HOLDINGS LTD.

Nominees:	For	Against	Abstain

David Hackett	9,198,157	6,091	52,667
Alan Turner	9,198,156	6,091	52,668
Gareth Nokes	9,198,156	6,091	52,668

3.	ENSTAR BROKERS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,344	6,091	52,480
Elizabeth Dasilva	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,156	6,278	52,481

4.	ENSTAR (EU) LIMITED

Nominees:	For	Against	Abstain

David Hackett	9,198,157	6,091	52,667
Alan Turner	9,198,156	6,091	52,668
Steve Aldous	9,198,156	6,091	52,668
Duncan McLaughlin	9,198,156	6,091	52,668
Derek Reid	9,198,156	6,091	52,668
C. Paul Thomas	9,198,156	6,091	52,668
David Grisley	9,198,156	6,091	52,668
David Atkins	9,198,156	6,091	52,668
Gareth Nokes	9,198,156	6,091	52,668

5.	CASTLEWOOD (BERMUDA) LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

6.	CRANMORE ADJUSTERS LIMITED

Nominees:	For	Against	Abstain

David Hackett	9,198,157	6,091	52,667
Alan Turner	9,198,156	6,091	52,668
Steve Norrington	9,198,156	6,091	52,668
Phil Cooper	9,198,156	6,091	52,668
Mark Wood	9,198,156	6,091	52,668
David Ellis	9,198,156	6,091	52,668
Gareth Nokes	9,198,156	6,091	52,668

7.	BANTRY HOLDINGS LTD.

Nominees:	For	Against	Abstain

Duncan Scott	9,198,156	6,091	52,668
Adrian Kimberley	9,198,157	6,091	52,667

8.	BLACKROCK HOLDINGS LTD.

Nominees:	For	Against	Abstain

Duncan Scott	9,198,343	6,091	52,481
Adrian Kimberley	9,198,157	6,278	52,480

9.	KENMARE HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
Dominic F. Silvester	9,198,156	6,278	52,481
Nicholas A. Packer	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

10.	KINSALE BROKERS LIMITED

Nominees:	For	Against	Abstain

Phil Hernon	9,198,156	6,091	52,668
Steve Western	9,198,156	6,091	52,668
Alan Turner	9,198,156	6,091	52,668
Steve Norrington	9,198,157	6,091	52,667
Derek Reid	9,198,156	6,091	52,668
Gareth Nokes	9,198,156	6,091	52,668

11.	REGIS AGENCIES LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
Steve Aldous	9,198,343	6,091	52,481
Gareth Nokes	9,198,156	6,278	52,481

12.	FITZWILLIAM (SAC) INSURANCE LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
Nicholas A. Packer	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

13.	REVIR LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,157	6,278	52,480
Elizabeth Dasilva	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481
Paul J. O’ Shea	9,198,343	6,091	52,481

14.	RIVER THAMES INSURANCE COMPANY

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,091	52,667
Steve Aldous	9,198,156	6,091	52,668
Max Lewis	9,198,156	6,091	52,668
Gareth Nokes	9,198,156	6,091	52,668
C. Paul Thomas	9,198,156	6,091	52,668
Tom Nichols	9,198,156	6,091	52,668

15.	OVERSEAS REINSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

16.	HUDSON REINSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
Duncan Scott	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

17.	CAVELL HOLDINGS LIMITED (U.K.)

Nominees:	For	Against	Abstain

Alan Turner	9,198,332	6,103	52,480
Steve Aldous	9,198,343	6,091	52,481
Derek Reid	9,198,331	6,103	52,481
Gareth Nokes	9,198,331	6,103	52,481

18.	HARPER HOLDINGS SARL

Nominees:	For	Against	Abstain

Nicholas A. Packer	9,198,332	6,091	52,492
Claudine Schinker	9,198,331	6,091	52,493
Christian Christensen	9,198,331	6,091	52,493

19 DENMAN HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,343	6,091	52,481
John J. Oros	9,198,156	6,278	52,481
Cameron Leamy	9,198,156	6,278	52,481
Kenneth Thomson	9,198,157	6,278	52,480

20.	HARPER INSURANCE LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,343	6,091	52,481
Michael Handler	9,198,157	6,278	52,480
Florian von Meiss	9,198,156	6,278	52,481
Stefan Wehrenburg	9,198,156	6,278	52,481

21.	HARPER FINANCING LIMITED

Nominees:	For	Against	Abstain

Derek Reid	9,198,331	6,091	52,493
Brian Walker	9,198,331	6,091	52,493
Alan Turner	9,198,332	6,091	52,492
Gareth Nokes	9,198,331	6,091	52,493

22.	ENSTAR (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,198,169	6,266	52,480
John J. Oros	9,198,343	6,091	52,481
Karl Wall	9,198,168	6,266	52,481
Donna Stolz	9,198,168	6,266	52,481

23.	ENSTAR HOLDINGS (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,198,157	6,278	52,480
John J. Oros	9,198,343	6,091	52,481
Karl Wall	9,198,168	6,266	52,481
Donna Stolz	9,198,168	6,266	52,481

24.	CRANMORE (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,198,169	6,266	52,480
John J. Oros	9,198,343	6,091	52,481
Karl Wall	9,198,156	6,278	52,481
Donna Stolz	9,198,156	6,278	52,481

25.	ENSTAR INVESTMENTS, INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	9,198,157	6,278	52,480
John J. Oros	9,198,343	6,091	52,481
Karl Wall	9,198,156	6,278	52,481
Donna Stolz	9,198,156	6,278	52,481

26.	LONGMYND INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Steve Aldous	9,198,343	6,091	52,481
Alan Turner	9,198,157	6,278	52,480
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

27.	MERCANTILE INDEMNITY COMPANY LTD.

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
Steve Aldous	9,198,343	6,091	52,481
Derek Reid	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

28.	FIELDMILL INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Steve Aldous	9,198,331	6,091	52,493
Alan Turner	9,198,332	6,091	52,492
Gareth Nokes	9,198,331	6,091	52,493
C. Paul Thomas	9,198,331	6,091	52,493
Tom Nichols	9,198,331	6,091	52,493

29.	VIRGINIA HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

30.	UNIONE ITALIANA (UK) REINSURANCE COMPANY

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
Steve Aldous	9,198,343	6,091	52,481
Derek Reid	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

31.	CAVELL INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
Steve Aldous	9,198,343	6,091	52,481
Derek Reid	9,198,156	6,278	52,481
Darren Truman	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

32.	OCEANIA HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,157	6,278	52,480
David Rocke	9,198,156	6,278	52,481
Richard J. Harris	9,198,343	6,091	52,481
Adrian Kimberley	9,198,156	6,278	52,481

33.	CIRRUS RE COMPANY A/S

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
David Rocke	9,198,156	6,278	52,481
Steve Aldous	9,198,343	6,091	52,481
Jan Endressen	9,198,156	6,278	52,481

34.	INTER-OCEAN HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Orla Gregory	9,198,156	6,278	52,481
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481

35.	ENSTAR USA, INC.

Nominees:	For	Against	Abstain

John J. Oros	9,198,343	6,091	52,481
Cheryl D. Davis	9,198,157	6,278	52,480
Karl Wall	9,198,156	6,278	52,481

36.	INTER-OCEAN SERVICES LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Orla Gregory	9,198,168	6,266	52,481
Richard J. Harris	9,198,168	6,266	52,481
Adrian Kimberley	9,198,168	6,266	52,481

37.	INTER-OCEAN CREDIT PRODUCTS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Orla Gregory	9,198,156	6,278	52,481
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481

38.	HILLCOT UNDERWRITING MANAGEMENT

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
Steve Aldous	9,198,343	6,091	52,481
Gareth Nokes	9,198,156	6,278	52,481

39.	INTER-OCEAN REINSURANCE COMPANY LTD

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Orla Gregory	9,198,156	6,278	52,481
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481

40.	INTER-OCEAN REINSURANCE (IRELAND) LTD.

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,343	6,091	52,481
Nicholas A. Packer	9,198,156	6,278	52,481
Orla Gregory	9,198,156	6,278	52,481
Kevin O’Connor	9,198,157	6,278	52,480

41.	ENSTAR FINANCIAL SERVICES, INC.

Nominees:	For	Against	Abstain

John J. Oros	9,198,343	6,091	52,481
Cheryl D. Davis	9,198,157	6,278	52,480

42.	HILLCOT HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
Albert Maass	9,198,156	6,278	52,481
Jiro Kasahara	9,198,156	6,278	52,481

43.	HILLCOT REINSURANCE LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,198,157	6,278	52,480
Steve Aldous	9,198,343	6,091	52,481
Max Lewis	9,198,156	6,278	52,481
Albert Maass	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

44.	BRAMPTON INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	9,198,156	6,278	52,481
Steve Aldous	9,198,343	6,091	52,481
Max Lewis	9,198,156	6,278	52,481
Albert Maass	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

45.	ENSTAR GROUP OPERATIONS, INC.

Nominees:	For	Against	Abstain

John J. Oros	9,198,343	6,091	52,481
Cheryl D. Davis	9,198,157	6,278	52,480

46.	B.H. ACQUISITION LTD.

Nominees:	For	Against	Abstain

Adrian Kimberley	9,198,157	6,278	52,480
Richard J. Harris	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,343	6,091	52,481
David Rocke	9,198,156	6,278	52,481

47.	BRITTANY INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
Duncan Scott	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

48.	PAGET HOLDINGS GMBH

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,343	6,091	52,481
David Rocke	9,198,156	6,278	52,481
Adrian Kimberley	9,198,157	6,278	52,480

49.	COMPAGNIE EUROPEENE D’ASSURANCES INDUSTRIELLES SA

Nominees:	For	Against	Abstain

David Rocke	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Nicholas A. Packer	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
John J. Oros	9,198,156	6,278	52,481
Dominic F. Silvester	9,198,156	6,278	52,481

50.	FLATTS LIMITED

Nominees:

Steve Aldous	9,198,343	6,091	52,481
Gareth Nokes	9,198,156	6,278	52,481
Alan Turner	9,198,157	6,278	52,480

51.	GUILDHALL INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Steve Aldous	9,198,343	6,091	52,481
Gareth Nokes	9,198,156	6,278	52,481
Alan Turner	9,198,157	6,278	52,480
C. Paul Thomas	9,198,156	6,278	52,481
Tom Nichols	9,198,156	6,278	52,481

52.	MARLON INSURANCE LIMITED

Nominees:	For	Against	Abstain

Steve Aldous	9,198,343	6,091	52,481
Anthony Bamber	9,198,156	6,278	52,481
Nigel Hall	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Alan Turner	9,198,157	6,278	52,480

53.	MARLON MANAGEMENT SERVICES

Nominees:	For	Against	Abstain

Steve Aldous	9,198,343	6,091	52,481
Anthony Bamber	9,198,156	6,278	52,481
Nigel Hall	9,198,156	6,278	52,481
Gareth Nokes	9,198,156	6,278	52,481
C. Paul Thomas	9,198,156	6,278	52,481
Alan Turner	9,198,157	6,278	52,480

54.	ROMBALDS LIMITED

Nominees:	For	Against	Abstain

Derek Reid	9,198,156	6,091	52,668
Gareth Nokes	9,198,156	6,091	52,668
Alan Turner	9,198,157	6,091	52,667

55.	TATE & LYLE RE LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Richard J. Harris	9,198,156	6,278	52,481
Adrian Kimberley	9,198,156	6,278	52,481
David Rocke	9,198,156	6,278	52,481

56.	SUN GULF HOLDINGS INC.

Nominees:	For	Against	Abstain

John J. Oros	9,198,343	6,091	52,481
Karl Wall	9,198,156	6,278	52,481
Cheryl D. Davis	9,198,157	6,278	52,480
Donna Stolz	9,198,156	6,278	52,481

57.	CUMBERLAND HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Adrian Kimberley	9,198,156	6,278	52,481
Richard J. Harris	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
David Rocke	9,198,156	6,278	52,481

58.	COMOX HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Adrian Kimberley	9,198,156	6,278	52,481
Richard J. Harris	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
David Rocke	9,198,156	6,278	52,481

59.	COURTENAY HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Adrian Kimberley	9,198,156	6,278	52,481
Richard J. Harris	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
David Rocke	9,198,156	6,278	52,481

60.	SHELBOURNE GROUP LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,156	6,278	52,481
John J. Oros	9,198,344	6,091	52,480
Greg Curl	9,198,156	6,278	52,481
George Cochran	9,198,156	6,278	52,481
Timothy Hanford	9,198,156	6,278	52,481
James Lewisohn	9,198,156	6,278	52,481
Nicholas A. Packer	9,198,156	6,278	52,481
Adrian Ryan	9,198,157	6,278	52,480
Sean Dalton	9,198,156	6,278	52,481

61.	ENSTAR AUSTRALIA HOLDINGS PTY LTD.

Nominees:	For	Against	Abstain

Gary Potts	9,198,156	6,278	52,481
Kenny Roberts	9,198,156	6,278	52,481
Bruce Bollum	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481

62.	AG AUSTRALIA HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481
Michael Kinahan	9,198,156	6,278	52,481
Steven Given	9,198,156	6,278	52,481
Sandra O’Sullivan	9,198,156	6,278	52,481

63.	SHELLY BAY HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481
Michael Kinahan	9,198,156	6,278	52,481
Steven Given	9,198,156	6,278	52,481
Sandra O’Sullivan	9,198,156	6,278	52,481

64.	HARRINGTON SOUND LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481
Michael Kinahan	9,198,156	6,278	52,481
Steven Given	9,198,156	6,278	52,481
Sandra O’Sullivan	9,198,156	6,278	52,481

65.	CHURCH BAY LIMITED

Nominees:	For	Against	Abstain

Gary Potts	9,198,156	6,278	52,481
Kerry Roberts	9,198,156	6,278	52,481
Bruce Bollum	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481

66.	TGI AUSTRALIA LIMITED

Nominees:	For	Against	Abstain

Gary Potts	9,198,156	6,278	52,481
Kerry Roberts	9,198,156	6,278	52,481
Bruce Bollum	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,157	6,278	52,480

67.	GORDIAN RUNOFF LIMITED

Nominees:	For	Against	Abstain

Gary Potts	9,198,156	6,278	52,481
Kerry Roberts	9,198,156	6,278	52,481
Bruce Bollum	9,198,156	6,278	52,481
Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481

68.	GORDIAN RUN-OFF (UK) LIMITED

Nominees:	For	Against	Abstain

Tom Nichols	9,198,156	6,091	52,668
Alan Turner	9,198,157	6,091	52,667
Gareth Nokes	9,198,157	6,091	52,667

69.	ENSTAR AUSTRALIA LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481
Michael Kinahan	9,198,156	6,278	52,481
Steven Given	9,198,156	6,278	52,481
Sandra O’Sullivan	9,198,156	6,278	52,481
Orla Gregory	9,198,156	6,278	52,481

70.	COBALT SOLUTIONS SERVICES LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	9,198,344	6,091	52,480
Nicholas A. Packer	9,198,156	6,278	52,481
Michael Kinahan	9,198,156	6,278	52,481
Steven Given	9,198,156	6,278	52,481
Sandra O’Sullivan	9,198,156	6,278	52,481

71.	SHELBOURNE SYNDICATE SERVICES LTD.

Nominees:	For	Against	Abstain

Richard J. Harris	9,198,156	6,091	52,668
Sean Dalton	9,198,156	6,091	52,668
Andrew Elliot	9,198,156	6,091	52,668
George Cochran	9,198,156	6,091	52,668
Timothy Hanford	9,198,156	6,091	52,668
Nicholas A. Packer	9,198,157	6,091	52,667

72.	SGL NO. 1 LIMITED

Nominees:

Richard J. Harris	9,198,343	6,091	52,481
Timothy Hanford	9,198,157	6,278	52,480

As described in our Proxy Statement, filed with the SEC on April 29, 2008, broker non-votes are counted towards the presence of a quorum, but are not counted as votes in the election of any director or for any other proposal.

Item 6.	EXHIBITS

10.1		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2008.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10.1		Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith