Form 10-Q
period 2008-09-30
Enstar Group LTD
filed 2008-11-10
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

As of November 7, 2008, the registrant had outstanding 13,317,957 ordinary shares, par value $1.00 per share.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Nine Month Periods Ended September 30, 2008 and 2007 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Month Periods Ended September 30, 2008 and 2007 (Unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Month Periods Ended September 30, 2008 and 2007 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2008 and 2007 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
	Report of Independent Registered Public Accounting Firm	28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	53

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 6.	Exhibits	55
Signatures		56
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2008 — $42,520 2007 — $15,480)	$42,520	$15,480
Fixed maturities, available for sale, at fair value (amortized cost: 2008 — $365,363; 2007 — $7,006)	365,213	6,878
Fixed maturities, held to maturity, at amortized cost (fair value: 2008 — $92,909; 2007 — $210,998)	95,163	211,015
Fixed maturities, trading, at fair value (amortized cost: 2008 — $109,856; 2007 — $318,199)	109,170	323,623
Equities, trading, at fair value (cost: 2008 — $5,040; 2007 — $5,087)	4,545	4,900
Other investments, at fair value	91,604	75,300

Total investments	708,215	637,196
Cash and cash equivalents	1,805,978	995,237
Restricted cash and cash equivalents	387,095	168,096
Accrued interest receivable	13,635	7,200
Accounts receivable, net	18,003	25,379
Income taxes recoverable	—	658
Reinsurance balances receivable	601,665	465,277
Investment in partly-owned company	21,387	—
Goodwill	21,222	21,222
Other assets	84,271	96,878

TOTAL ASSETS	$3,661,471	$2,417,143

LIABILITIES
Losses and loss adjustment expenses	$2,365,191	$1,591,449
Reinsurance balances payable	164,040	189,870
Accounts payable and accrued liabilities	33,669	21,383
Income taxes payable	3,356	—
Loans payable	291,954	60,227
Other liabilities	61,095	40,178

TOTAL LIABILITIES	2,919,305	1,903,107

MINORITY INTEREST	198,786	63,437

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2008: 156,000,000; 2007: 156,000,000)
Ordinary shares (issued and outstanding 2008: 13,333,298; 2007: 11,920,377)	13,333	11,920
Non-voting convertible ordinary shares (issued 2008: 2,972,892; 2007: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2008: 2,972,892; 2007: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	709,344	590,934
Accumulated other comprehensive income	(7,432)	6,035
Retained earnings	246,721	260,296

TOTAL SHAREHOLDERS’ EQUITY	543,380	450,599

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,661,471	$2,417,143

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine-Month Periods Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(expressed in thousands of U.S. dollars,
	except share and per share data)

INCOME
Consulting fees	$7,410	$6,238	$17,046	$14,725
Net investment income	6,849	15,870	28,658	50,626
Net realized (losses) gains	(192)	31	(262)	470

	14,067	22,139	45,442	65,821

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(3,469)	(313)	(28,267)	1,392
Salaries and benefits	6,013	8,671	31,317	31,833
General and administrative expenses	10,121	10,890	36,004	24,478
Interest expense	7,919	1,442	18,878	3,767
Net foreign exchange loss (gain)	25,056	(4,651)	18,787	(7,666)

	45,640	16,039	76,719	53,804

(LOSS) EARNINGS BEFORE INCOME TAXES AND MINORITY INTEREST	(31,573)	6,100	(31,277)	12,017
INCOME TAXES	(10,434)	(933)	(13,389)	6,160
MINORITY INTEREST	5,572	(2,599)	(4,105)	(7,014)

(LOSS) EARNINGS BEFORE EXTRAORDINARY GAIN	(36,435)	2,568	(48,771)	11,163
Extraordinary gain — Negative goodwill (net of minority interest of $15,084 and $nil, respectively)	—	—	35,196	15,683

NET (LOSS) EARNINGS	$(36,435)	$2,568	$(13,575)	$26,846

PER SHARE DATA:
Basic (loss) earnings per share before extraordinary gain — basic	$(2.74)	$0.22	$(3.93)	$0.96
Extraordinary gain per share — basic	—	—	2.84	1.34

Basic (loss) earnings per share	$(2.74)	$0.22	$(1.09)	$2.30

Diluted (loss) earnings per share before extraordinary gain — diluted	$(2.74)	$0.21	$(3.93)	$0.93
Extraordinary gain per share — diluted	—	—	2.84	1.31

Diluted (loss) earnings per share	$(2.74)	$0.21	$(1.09)	$2.24

Weighted average ordinary shares outstanding — basic	13,317,919	11,920,393	12,404,871	11,668,402
Weighted average ordinary shares outstanding — diluted	13,317,919	12,200,514	12,404,871	11,946,281

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine-Month Periods Ended September 30, 2008 and 2007

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(expressed in thousands of U.S. dollars)

NET (LOSS) EARNINGS	$(36,435)	$2,568	$(13,575)	$26,846
Other comprehensive income (loss):
Unrealized holding (losses) gains on investments arising during the period	(1,979)	2,238	(9,702)	2,633
Reclassification adjustment for net realized losses (gains) included in net earnings	192	(31)	262	(470)
Currency translation adjustment	(11,762)	(226)	(4,027)	460

Other comprehensive (loss) income:	(13,549)	1,981	(13,467)	2,623

COMPREHENSIVE (LOSS) INCOME	$(49,984)	$4,549	$(27,042)	$29,469

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Nine-Month Periods Ended September 30, 2008 and 2007

	2008	2007
	(expressed in thousands of U.S. dollars)

Share capital — ordinary shares
Balance, beginning of period	$11,920	$19
Conversion of shares	—	6,029
Issue of shares	1,374	5,775
Shares repurchased	—	(7)
Share awards granted/vested	39	104

Balance, end of period	$13,333	$11,920

Share capital — non-voting convertible ordinary shares
Balance, beginning of period	$2,973	$—
Conversion of shares	—	2,973

Balance, end of period	$2,973	$2,973

Treasury stock
Balance, beginning of period	$(421,559)	$—
Shares acquired, at cost	—	(421,559)

Balance, end of period	$(421,559)	$(421,559)

Additional paid-in capital
Balance, beginning of period	$590,934	$111,371
Share awards granted/vested	2,855	3,665
Shares repurchased	—	(16,755)
Issue of shares	115,165	490,269
Amortization of share awards	390	2,170

Balance, end of period	$709,344	$590,720

Accumulated other comprehensive income
Balance, beginning of period	$6,035	$4,565
Other comprehensive (loss) income	(13,467)	2,623

Balance, end of period	$(7,432)	$7,188

Retained earnings
Balance, beginning of period	$260,296	$202,655
Adjustment to initially apply FIN 48	—	4,858

Adjusted balance, beginning of period	260,296	207,513
Conversion of shares	—	(9,002)
Net (loss) earnings	(13,575)	26,846

Balance, end of period	$246,721	$225,357

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended September 30, 2008 and 2007

	2008	2007
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$(13,575)	$26,846
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Minority interest	4,105	7,014
Negative goodwill	(35,196)	(15,683)
Share-based compensation expense	390	2,170
Net realized and unrealized investment loss (gain)	262	(470)
Share of net loss from other investments	48,399	—
Other items	7,747	3,330
Depreciation and amortization	637	—
Amortization of bond premiums or discounts	(343)	(53)
Net movement of trading securities	214,324	130,353
Changes in assets and liabilities:
Reinsurance balances receivable	(28,158)	71,715
Other assets	63,729	505
Losses and loss adjustment expenses	81,410	(25,472)
Reinsurance balances payable	(68,874)	(39,398)
Accounts payable and accrued liabilities	(20,134)	(11,131)
Other liabilities	21,708	(12,971)

Net cash flows provided by operating activities	276,431	136,755

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	220,087	5,653
Purchase of available-for-sale securities	(184,571)	(70,139)
Sales and maturities of available-for-sale securities	237,705	264,646
Purchase of held-to-maturity securities	—	(17,794)
Maturity of held-to-maturity securities	129,738	177,305
Movement in restricted cash and cash equivalents	(218,998)	(60,139)
Funding of other investments	(29,179)	(7,008)
Purchase of investment in partly-owned company	(21,387)	—
Other investing activities	(350)	(2,226)

Net cash flows provided by investing activities	133,045	290,298

FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	116,538	—
Contribution to surplus of subsidiary by minority interest	110,567	—
Receipt of loans	352,032	42,125
Repayment of loans	(106,942)	(2,933)
Repurchase of shares	—	(16,762)

Net cash flows provided by financing activities	472,195	22,430

TRANSLATION ADJUSTMENT	(70,930)	207

NET INCREASE IN CASH AND CASH EQUIVALENTS	810,741	449,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	995,237	450,817

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,805,978	$900,507

Supplemental Cash Flow Information
Income taxes paid	$(6,188)	$(4,245)
Interest paid	$(10,580)	$(2,933)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and December 31, 2007
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	BASIS OF PREPARATION AND CONSOLIDATION

Our condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant intercompany accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information is unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Significant Accounting Policies

Retroactive reinsurance contracts — Premiums on ceded retroactive contracts are earned upon inception of the contract with corresponding reinsurance recoverable established for the amount of reserves ceded. The initial gain, if applicable, is deferred and amortized into income over an actuarially determined expected payout period.

Investment in partly-owned company — An investment in a partly-owned company, in which the Company has significant influence, is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains or losses and reduced by dividends.

Adoption of New Accounting Standards

The term “FAS” used in these notes refers to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board (“FASB”).

The Company adopted FAS 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including market and income approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“FAS 163”). This new standard clarifies how FAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after the date of issuance. Except for the required disclosures, earlier application is not permitted. The Company is currently evaluating the provisions of FAS 163 and its potential impact on future financial statements.

2.	ACQUISITIONS

Guildhall

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

Gordian

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

The following proforma condensed combined income statement for the nine months ended September 30, 2008 combines the historical consolidated statements of income of the Company with those of Gordian, which was acquired in the first quarter of 2008, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

					Enstar
	Enstar				Group
	Group		Proforma		Limited
Nine Months Ended September 30, 2008:	Limited	Gordian	Adjustment		Proforma

Total income	$17,787	$34,425	$(5,194	)(a)	$47,018
Total expenses	(82,624)	11,186	(7,619	)(b)	(79,057)
Minority interest	1,947	(13,683)	3,844	(c)	(7,892)

(Loss) earnings before extraordinary gain	(62,890)	31,928	(8,969)		(39,931)
Extraordinary gain	35,196	—	—		35,196

Net (loss) earnings	$(27,694)	$31,928	$(8,969)		$(4,735)

(Loss) per ordinary share before extraordinary gain — basic and diluted					$(3.22)
Extraordinary gain — basic and diluted					2.84

Net earnings per ordinary share — basic and diluted					$(0.38)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Notes to the Nine Months Ended September 30, 2008 Pro Forma Condensed Combined Income Statement:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(3,965)
(ii) Adjustment to recognize amortization of fair value adjustments	(5,212)
(iii) Adjustment to income taxes for pro forma adjustments	1,558

(7,619)
(c) Reflects minority interest’s share of net pro forma income statement adjustments	3,844

The following proforma condensed combined income statement for the three and nine months ended September 30, 2007 combines the historical consolidated statements of income of the Company with those of The Enstar Group, Inc. (“EGI”), BH Acquisition Ltd. (“BH”) and Inter-Ocean Holdings, Ltd. (“Inter-Ocean”), each of which was acquired in the first quarter of 2007, and Gordian, which was acquired in the first quarter of 2008, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2007.

					Enstar
	Enstar				Group
	Group		Proforma		Limited-
Three Months Ended September 30, 2007:	Limited	Gordian	Adjustment		Proforma

Total income	$20,666	$10,350	$1,191	(a)	$32,207
Total expenses	(15,499)	9,551	(10,570	)(b)	(16,518)
Minority interest	(2,599)	(5,970)	2,815	(c)	(5,754)

Net earnings (loss)	$2,568	$13,931	$(6,564)		$9,935

Net earnings per ordinary share — basic					$0.83

Net earnings per ordinary share — diluted					$0.81

Notes to the Three Months Ended September 30, 2007 Pro Forma Condensed Combined Income Statements:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$1,191
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(5,592)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at date of acquisition	(4,621)
(iii) Adjustment to income taxes for pro forma adjustments	(357)

(10,570)
(c) Reflects minority interest’s share of net pro forma income statement adjustments	2,815

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

											Enstar
	Enstar										Group
	Group				Proforma				Proforma		Limited-
Nine Months Ended September 30, 2007:	Limited	BH	EGI	Inter-Ocean	Adjustment		Sub-total	Gordian	Adjustment		Proforma

Total income	$58,778	$2,929	$3,348	$3,333	$(3,873	)(a)	$64,515	$46,706	$3,420	(b)	$114,641
Total expenses	(53,599)	(2,270)	130	(626)	3,453	(c)	(52,912)	46,275	(31,641	)(d)	(38,278)
Minority interest	(7,014)	—	—	—	—		(7,014)	(27,894)	8,467	(e)	(26,441)

(Loss) earnings before extraordinary gain	(1,835)	659	3,478	2,707	(420)		4,589	65,087	(19,754)		49,922
Extraordinary gain	15,683	—	—	—	—		15,683	—	—		15,683

Net earnings (loss)	$13,848	$659	$3,478	$2,707	$(420)		$20,272	$65,087	$(19,754)		$65,605

Earnings per ordinary share before extraordinary gain — basic											$4.28
Extraordinary gain — basic											1.34

Net earnings per ordinary share — basic											$5.62

Earnings per ordinary share before extraordinary gain — diluted											$4.18
Extraordinary gain — diluted											1.31

Net earnings per ordinary share — diluted											$5.49

Notes to the Nine Months Ended September 30, 2007 Pro Forma Condensed Combined Income Statements:

Income:
(a) Elimination of fees earned by the Company prior to acquisition	$(3,873)
(b) Adjustment to conform the accounting policy for investments to that of the Company	3,420
Expenses:
(c) Elimination of fees paid prior to acquisition	3,453
(d)(i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	(16,113)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at date of acquisition	(14,502)
(iii) Adjustment to income taxes for pro forma adjustments	(1,026)

(31,641)
(e) Reflects minority interest’s share of net pro forma income statement adjustments	8,467

Seaton and Stonewall

On June 16, 2006, the Company’s indirect subsidiary, Virginia Holdings Ltd., entered into a definitive agreement with Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P., for the purchase of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The purchase price was $20.4 million. On May 27, 2008, the Rhode Island Department of Business Regulation issued an order approving the proposed acquisition. The acquisition was completed on June 13, 2008 and was funded from available cash on hand.

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

The following summarized the Company’s 44.4% share of the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash and investments	$58,121
Reinsurance balances receivable	187,964
Losses and loss adjustment expenses	(217,044)
Reinsurance balances payable	(3,049)
Accounts payable and accrued liabilities	(4,561)

Net assets acquired at fair value	$21,431

Goshawk

On June 20, 2008, the Company, through its wholly-owned subsidiary Enstar Acquisitions Limited (“EAL”), announced a cash offer to all of the shareholders of Goshawk Insurance Holdings Plc (“Goshawk”), at 5.2 pence (approximately $0.103) for each share (the “Offer”), conditioned, among other things, on receiving acceptance from shareholders owning 90% of the shares of Goshawk. Goshawk owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. The Offer valued Goshawk at approximately £45.7 million in the aggregate.

On July 17, 2008, after acquiring more than 30% of the shares of Goshawk through market purchases, EAL was obligated to remove all of the conditions of the Offer except for receipt of acceptances from shareholders owning 50% of the shares of Goshawk. On July 25, 2008, the acceptance condition was met and the Offer became unconditional. On August 19, 2008, the Offer closed with shareholders representing approximately 89.44% of Goshawk accepting the Offer for total consideration of £40.9 million (approximately $80.9 million).

The total purchase price, including acquisition costs, of approximately $82.0 million was financed by a drawdown of $36.1 million from a credit facility provided by a London-based bank, a contribution of $11.7 million of the acquisition price from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. The interest rate on the credit facility is LIBOR plus 2.25% and the facility is repayable within three years and is secured by a first charge over the Company’s shares in Goshawk.

In connection with the acquisition, Goshawk’s bank loan of $16.3 million was refinanced by the draw down of $12.2 million (net of fees) from a credit facility provided by a London-based bank and $4.1 million from the Flowers Fund.

The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The following represents the Company’s 89.44% share:

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Purchase price	$80,861
Direct costs of acquisition	1,106

Total purchase price	$81,967

Net assets acquired at fair value	$81,967

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$159,301
Reinsurance balances receivable	32,532
Other assets	15,703
Losses and loss adjustment expenses	(80,051)
Insurance and reinsurance balances payable	(20,634)
Accounts payable	(24,884)

Net assets acquired at fair value	$81,967

EPIC

On August 14, 2008, the Company completed the purchase of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited (“EPIC”) for total consideration of approximately £36.7 million (approximately $68.8 million). The purchase price was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. The interest on the bank loan is LIBOR plus 2.25%. The facility is repayable within four years and is secured by a first charge over the Company’s shares in EPIC.

The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

Purchase price	$68,792
Direct costs of acquisition	173

Total purchase price	$68,965

Net assets acquired at fair value	$68,965

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$186,101
Other assets	733
Losses and loss adjustment expenses	(108,616)
Insurance and reinsurance balances payable	(312)
Accounts payable	(8,941)

Net assets acquired at fair value	$68,965

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Capital Assurance

On August 18, 2008, the Company completed the acquisition of all of the outstanding capital stock of Capital Assurance Company Inc. and Capital Assurance Services, Inc. for a total purchase price of approximately $5.3 million. Capital Assurance Company, Inc. is a Florida-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

The acquisition has been accounted for using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value.

Purchase price	$5,338
Direct costs of acquisition	282

Total purchase price	$5,620

Net assets acquired at fair value	$5,620

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$31,068
Reinsurance balances receivable	332
Other assets	1,244
Losses and loss adjustment expenses	(26,265)
Insurance and reinsurance balances payable	(30)
Accounts payable	(729)

Net assets acquired at fair value	$5,620

Unionamerica

On October 6, 2008, the Company, through its indirect wholly-owned subsidiary, Royston Run-Off Limited (“Royston”) entered into a definitive agreement for the purchase of Unionamerica Holdings Limited from St. Paul Fire and Marine Insurance Company, an affiliate of The Travelers Companies, Inc. (“Travelers”) for a purchase price of $343.4 million. Unionamerica Holdings Limited is comprised of the discontinued operations of Travelers’ U.K.-based London Market businesses, which were placed into run-off between 1992 and 2003. In connection with the proposed acquisition, Royston entered into a Term Facilities Agreement with a London-based bank on October 3, 2008 for a $184.6 million loan to be made at the closing of the acquisition.

The purchase price of $343.4 million is expected to be financed approximately 54% through the bank loan; approximately 14% from the Flowers Fund by way of non-voting equity participation; and approximately 32% from available cash on hand. Under the facilities agreement for the bank loan, Royston is permitted to borrow $152.6 million under Facility A and $32.0 million under Facility B. The loans will be secured by a lien covering all of the assets of Royston. The interest rate on Facility A is LIBOR plus 3.50% and will be repayable within three years, and the interest rate on Facility B is LIBOR plus 4.00% and will be repayable within four years. Completion of the acquisition is conditioned on, among other things, completion of the proposed bank financing, approval by the U.K.’s Financial Services Authority (“FSA”) and satisfaction of various customary closing conditions. The acquisition is expected to close in the fourth quarter of 2008.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Hillcot Re

On October 27, 2008, Kenmare Holdings Ltd., a wholly-owned subsidiary of the Company, entered into a sale and purchase agreement with Hillcot Holdings Limited (“Hillcot”) to purchase the entire issued share capital of its wholly-owned subsidiary Hillcot Re Ltd. (“Hillcot Re”) for consideration of $54.4 million. The Company currently owns 50.1% of the outstanding share capital of Hillcot with Shinsei Bank, Ltd. (“Shinsei”) owning the remaining 49.9%.

Upon completion of the transaction, Hillcot will pay a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration received by Hillcot. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei. The purchase price of $54.4 million is expected to be funded from available cash on hand. Hillcot Re is a U.K.-based reinsurer that is in run-off. Completion of the acquisition is conditioned on approval by the FSA and satisfaction of various customary closing conditions. The acquisition is expected to close in the fourth quarter of 2008.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in debt securities classified as available for sale are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at September 30, 2008
U.S. Treasury and Agency securities	$61,819	$297	$(240)	$61,876
Non-U.S. Government securities	154,272	1,847	(129)	155,990
Corporate debt securities	143,216	1,837	(3,762)	141,291
Other debt securities	6,056	—	—	6,056
Short term investments	42,520	1	(1)	42,520

	$407,883	$3,982	$(4,132)	$407,733

As at December 31, 2007
Corporate debt securities	$757	$42	$(170)	$629
Other debt securities	6,249	—	—	6,249
Short term investments	15,480	—	—	15,480

	$22,486	$42	$(170)	$22,358

The gross unrealized losses on available-for-sale debt securities was split as follows:

	September 30,	December 31,
	2008	2007

Due within one year	$139	$—
After 1 through 5 years	2,727	—
After 5 through 10 years	1,003	—
After 10 years	263	170

	$4,132	$170

As at September 30, 2008, the number of securities classified as available-for-sale in an unrealized loss position was 86, with a fair value of $147.3 million. None of these securities has been in an unrealized loss position for 12 months or longer.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Held-to-maturity

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at September 30, 2008
U.S. Treasury and Agency securities	$46,133	$785	$(238)	$46,680
Non-U.S. Government securities	—	—	—	—
Corporate debt securities	49,030	133	(2,934)	46,229

	$95,163	$918	$(3,172)	$92,909

As at December 31, 2007
U.S. Treasury and Agency securities	$132,332	$816	$(314)	$132,834
Non-U.S. Government securities	2,534	—	(12)	2,522
Corporate debt securities	76,149	159	(666)	75,642

	$211,015	$975	$(992)	$210,998

The gross unrealized losses on held-to-maturity debt securities were split as follows:

	September 30,	December 31,
	2008	2007

Due within one year	$234	$161
After 1 through 5 years	2,207	217
After 5 through 10 years	79	13
After 10 years	652	601

	$3,172	$992

As at September 30, 2008 and December 31, 2007, the number of securities classified as held-to-maturity in an unrealized loss position was 32 and 48, respectively, with a fair value of $47.4 million and $122.3 million, respectively. Of these securities, the number of securities that have been in an unrealized loss position for 12 months or longer was 31 and 45, respectively, with a fair value of $36.0 million and $102.5 million, respectively. As of September 30, 2008 and December 31, 2007, none of these securities were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The amortized cost and estimated fair values as at September 30, 2008 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized	Fair
	Cost	Value

Due within one year	$40,275	$40,272
After 1 through 5 years	47,413	45,759
After 5 through 10 years	1,834	1,755
After 10 years	5,641	5,123

	$95,163	$92,909

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading

The estimated fair value of investments in debt securities and short-term investments classified as trading securities was as follows:

	September 30,	December 31,
	2008	2007

U.S. Treasury and Agency securities	$50,333	$237,943
Non-U.S. Government securities	—	3,244
Corporate debt securities	58,837	82,436

	$109,170	$323,623

Other Investments

At September 30, 2008 and December 31, 2007, the Company had $91.6 million and $75.3 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 3.2% and 4.2% of total investments and cash and cash equivalents at September 30, 2008 and December 31, 2007, respectively. All of the Company’s other investments relating to its investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As at September 30, 2008 and December 31, 2007, the Company had unfunded capital commitments relating to its other investments of $112.3 million and $74.6 million, respectively. As at September 30, 2008, 92.6% of the other investments are with a related party.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

In accordance with FAS 157, the Company has categorized its investments held at September 30, 2008 between levels as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value

Fixed maturities — available for sale	$—	$407,733	$—	$407,733
Fixed maturities — trading	—	108,324	846	109,170
Equity securities	4,545	—	—	4,545
Other investments	—	—	91,604	91,604

Total investments	$4,545	$516,057	$92,450	$613,052

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the quarter ended September 30, 2008:

	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of July 1, 2008	$1,051	$—	$141,328	$142,379
Net purchases (sales and distributions)	—	—	(12,499)	(12,499)
Total realized and unrealized losses	(205)	—	(37,225)	(37,430)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2008	$846	$—	$91,604	$92,450

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine-month period ended September 30, 2008:

	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of January 1, 2008	$1,051	$—	$75,300	$76,351
Net purchases (sales and distributions)	—	—	71,469	71,469
Total realized and unrealized losses	(205)	—	(55,165)	(55,370)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2008	$846	$—	$91,604	$92,450

The amount of total losses for the period included in earnings attributable to the fair value of changes in assets still held at the reporting date was $45.9 million. Of this amount, $0.2 million was included in net realized gains/losses and $45.7 million in net investment income.

5.	LOANS PAYABLE

In July 2008, a wholly-owned subsidiary of the Company, Simcoe Holdings Limited (“Simcoe”), entered into a term facility agreement with a London-based bank (the “Simcoe Facility”). On August 13, 2008, the Company drew down $32.8 million from the Simcoe Facility to partially fund the EPIC acquisition.

The interest rate on the Simcoe Facility is LIBOR plus 2.25%. The facility is repayable in four years and is secured by a first charge over Simcoe’s shares in EPIC. The Simcoe Facility contains various financial and business

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LOANS PAYABLE — (cont’d)

covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of September 30, 2008, all of the financial covenants relating to the Simcoe Facility were met. On October 6, 2008, the Company fully repaid the outstanding principal and accrued interest on the Simcoe Facility totaling $33.1 million.

On June 20, 2008, in connection with the acquisition by EAL of Goshawk through the Offer, EAL entered into a Term Facilities Agreement (the “Facilities Agreement”) with a London-based bank. The Facilities Agreement provided for a term loan facility of up to $60.0 million to partially finance the acquisition of Goshawk and refinance certain debt obligations of one of Goshawk’s subsidiaries (the “Existing Debt”).

On August 12, 2008, EAL and the Company entered into an amendment and restatement agreement under which the Facilities Agreement was amended (the “First Amendment and Restatement Agreement”). Under the First Amendment and Restatement Agreement, EAL was entitled to draw $47.5 million to fund the acquisition of Goshawk (“Goshawk Facility A”) and the Company was entitled to draw $12.5 million to refinance the Existing Debt (“Goshawk Facility B”). On August 14, 2008, the Company drew down $12.5 million from Goshawk Facility B to partially fund the refinancing of Existing Debt of $16.3 million; and on October 3, 2008, EAL drew down $36.1 million from Goshawk Facility A.

The interest rate on the facilities is LIBOR plus 2.25%. The facilities are repayable within three years and Goshawk Facility A is secured by a first charge over EAL’s shares in Goshawk and certain of its material subsidiaries. The First Amendment and Restatement Agreement contains various financial and business covenants, including limitations on liens on the stock of certain subsidiaries, restrictions as to the disposition of the stock of those subsidiaries and limitations on mergers and consolidations. As of September 30, 2008, all of the financial covenants relating to Goshawk Facility A and Goshawk Facility B were met.

On September 22, 2008, the Company fully repaid the outstanding principal and accrued interest on the loan used to partially finance the acquisition of Guildhall totaling $32.0 million.

In February 2008, a wholly-owned subsidiary of the Company, Cumberland Holdings Limited (“Cumberland”), entered into a term facility agreement jointly with a London-based bank and a German bank (the “Cumberland Facility”). On March 4, 2008, the Company drew down AU$215.0 million (approximately $197.5 million) from the Facility A commitment (“Cumberland Facility A”) and AU$86.0 million (approximately $79.0 million) from the Facility B commitment to partially fund the Gordian acquisition. As of September 30, 2008, all of the financial covenants relating to the Cumberland Facility were met.

In October 2008, the Company repaid AU$86.2 million of Cumberland Facility A. On October 3, 2008, the Company received permission from the Australian regulators to release AU$25.8 million which will also be used to pay down Cumberland Facility A.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE BENEFITS — (cont’d)

(a)	Employee share plans

		Weighted
		Average Fair
		Value of
	Number of	the Award
	Shares	per Share

Nonvested — January 1, 2008	25,862	$122.42
Granted	28,780	94.97
Vested	(40,893)	100.82

Nonvested — September 30, 2008	13,749	97.36

i)	2004 — 2005 Employee Share Plan

Compensation costs of $0.1 million and $0.4 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2008, respectively, as compared to $0.2 million and $2.2 million for the three and nine months ended September 30, 2007, respectively.

The determination of the share-award expenses was based on the fair market value per common share of EGI as of the grant date and is recognized over the vesting period.

As of September 30, 2008, total unrecognized compensation costs related to the non-vested share awards amounted to $0.2 million. These costs are expected to be recognized over a weighted average period of 0.67 years.

ii)	2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the nine months ended September 30, 2008 and 2007, 27,140 and 38,387 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the award for the nine months ended September 30, 2008 was $2.6 million and was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2007. The total value of the award for the nine months ended September 30, 2007 was $3.8 million of which $0.5 million was charged as an expense for the nine months ended September 30, 2007 and $3.3 million was charged against the 2006-2010 Annual Incentive Plan accrual established for the year ended December 31, 2006.

The accrued expense/(recovery) relating to the 2006-2010 Annual Incentive Plan for the three and nine months ended September 30, 2008 was ($3.5) million and $0.5 million, respectively, as compared to $0.5 million and $4.7 million for the three and nine months ended September 30, 2007, respectively.

iii)	Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“the Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Plan at the Annual General Meeting.

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for both the three and nine months ended September 30, 2008. As at September 30, 2008, 1,640 shares have been issued to employees under the Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EMPLOYEE BENEFITS — (cont’d)

(b)	Options

Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2008	490,371	$25.40	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding — September 30, 2008	490,371	$25.40	$35,287

Stock options outstanding and exercisable as of September 30, 2008 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - 20	323,645	$17.20	2.4 years
$40 - 60	166,726	41.32	4.9 years

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

For the nine months ended September 30, 2008 and 2007, 3,331 and nil share units, respectively, were credited to the accounts of Non-Employee Directors under the EGL Deferred Compensation Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EARNINGS PER SHARE

The following tables set forth the comparison of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2008 and 2007.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Basic (loss) earnings per share
Net earnings before extraordinary gain	$(36,435)	$2,568	$(48,771)	$11,163
Weighted average shares outstanding — basic	13,317,919	11,920,393	12,404,871	11,668,402

Earnings per share before extraordinary gain — basic	$(2.74)	$0.22	$(3.93)	$0.96
Diluted (loss) earnings per share
(Loss) earnings before extraordinary gain	$(36,435)	$2,568	$(48,771)	$11,163
Weighted average shares outstanding — basic	13,317,919	11,920,393	12,404,871	11,668,402
Share equivalents:
Unvested Shares	—	25,862	—	49,222
Options	—	253,906	—	228,538
Restricted share units	—	353	—	119

Weighted average shares outstanding — diluted	13,317,919	12,200,514	12,404,871	11,946,281

(Loss) earnings per share before extraordinary gain — diluted	$(2.74)	$0.21	$(3.93)	$0.93

The following securities have not been included in the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2008 because to do so would have been anti-dilutive for the period presented.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Share equivalents	2008	2008

Unvested Shares	25,862	18,037
Options	261,207	258,324
Restricted share units	4,478	3,255

Total	291,547	279,616

The weighted average ordinary shares outstanding shown for the three and nine months ended September 30, 2007 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007. For the three and nine months ended September 30, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

In July 2008, the Company completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment. The shares were priced at $87.50 per share and the Company received net proceeds of approximately $116.5 million, after underwriting fees and other expenses of approximately $3.5 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	COMMITMENTS AND CONTINGENCIES

As at September 30, 2008, the Company has guaranteed the obligations of two of its subsidiaries in respect of letter of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $34.7 million) in respect of capital commitments to Lloyds Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at September 30, 2008, the Company has not recorded any liabilities associated with the guarantees.

On September 10, 2008, the Company made a commitment to invest in aggregate $100.0 million in J.C. Flowers Fund III L.P. (“Fund III”). The Company’s commitment may be drawn down by Fund III over approximately the next six years. As of September 30, 2008, none of the commitment had been drawn down. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Member of J.C.  Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and the Company.

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s board of directors and Mr. Flowers is one of the largest shareholders of the Company.

The Company had, as of September 30, 2008 and December 31, 2007, investments in entities affiliated with Mr. Flowers with a total value of $84.8 million and $71.6 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, for the same periods, of $106.9 million and $76.3 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next six years.

Related party investments associated with Messrs. Flowers and Oros, as at September 30, 2008, accounted for 95.3% of the total unfunded capital commitments of the Company, 92.6% of the total amount of investments classified as other investments by the Company and $47.4 million of the total decrease in fair value of other investments for the nine months ended September 30, 3008 by the Company.

In July 2008, FPK acted as lead managing underwriter in the Company’s sale to the public of 1,372,028 oridnary shares, inclusive of the underwriters’ over-allotment, at a public offering price of $87.50 per share (the “Offering”). The underwriters purchased the shares at a 2% discount to the public offering price. The Company received net proceeds of approximately $116.8 million in the Offering. An affiliate of the Flowers Fund controls approximately 41% of FPK. In addition, the Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25 million in the Offering at the public offering price.

In August 2008, the Flowers Fund funded its commitment of approximately $26.0 million for its share of the economic interest in Goshawk and EPIC.

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

	Three Months Ended September 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(7,922)	$15,332	$7,410
Net investment income	14,116	(7,267)	6,849
Net realized losses	(192)	—	(192)

	6,002	8,065	14,067

Net (reduction) in loss and loss adjustment expense liabilities	(3,469)	—	(3,469)
Salaries and benefits	(1,746)	7,759	6,013
General and administrative expenses	6,746	3,375	10,121
Interest expense	7,919	—	7,919
Net foreign exchange loss	24,144	912	25,056

	33,594	12,046	45,640

Loss before income taxes and minority interest	(27,592)	(3,981)	(31,573)
Income taxes	(11,827)	1,393	(10,434)
Minority interest	5,572	—	5,572

Net loss	$(33,847)	$(2,588)	$(36,435)

	Three Months Ended September 30, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(6,845)	$13,083	$6,238
Net investment income	15,150	720	15,870
Net realized gains	31	—	31

	8,336	13,803	22,139

Net (reduction) in loss and loss adjustment expense liabilities	(313)	—	(313)
Salaries and benefits	737	7,934	8,671
General and administrative expenses	4,100	6,790	10,890
Interest expense	1,442	—	1,442
Net foreign exchange (gain)	(4,562)	(89)	(4,651)

	1,404	14,635	16,039

Earnings (loss) before income taxes and minority interest	6,932	(832)	6,100
Income taxes	(157)	(776)	(933)
Minority interest	(2,599)	—	(2,599)

Net earnings (loss)	$4,176	$(1,608)	$2,568

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Nine Months Ended September 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(24,206)	$41,252	$17,046
Net investment income (loss)	39,127	(10,469)	28,658
Net realized losses	(262)	—	(262)

	14,659	30,783	45,442

Net (reduction) in loss and loss adjustment expense liabilities	(28,267)	—	(28,267)
Salaries and benefits	5,487	25,830	31,317
General and administrative expenses	24,004	12,000	36,004
Interest expense	18,878	—	18,878
Net foreign exchange loss	18,249	538	18,787

	38,351	38,368	76,719

Loss before income taxes and minority interest	(23,692)	(7,585)	(31,277)
Income taxes	(16,575)	3,186	(13,389)
Minority interest	(4,105)	—	(4,105)

Loss before extraordinary gain	(44,372)	(4,399)	(48,771)
Extraordinary gain	35,196	—	35,196

Net loss	$(9,176)	$(4,399)	$(13,575)

	Nine Months Ended September 30, 2007
	Reinsurance	Consulting	Total

Consulting fees	$(19,696)	$34,421	$14,725
Net investment income	48,435	2,191	50,626
Net realized gains	470	—	470

	29,209	36,612	65,821

Net increase in loss and loss adjustment expense liabilities	1,392	—	1,392
Salaries and benefits	5,840	25,993	31,833
General and administrative expenses	9,103	15,375	24,478
Interest expense	3,767	—	3,767
Net foreign exchange (gain)	(7,650)	(16)	(7,666)

	12,452	41,352	53,804

Earnings (loss) before income taxes and minority interest	16,757	(4,740)	12,017
Income taxes	7,669	(1,509)	6,160
Minority interest	(7,014)	—	(7,014)

Net earnings (loss) before extraordinary gain	17,412	(6,249)	11,163
Extraordinary gain	15,683	—	15,683

Net earnings (loss)	$33,095	$(6,249)	$26,846

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of September 30, 2008, the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007, and changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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
November 10, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Recent Transactions

Hillcot Re

On October 27, 2008, Kenmare Holdings Ltd., our wholly-owned subsidiary, entered into a sale and purchase agreement with Hillcot Holdings Limited, or Hillcot, to purchase the entire issued share capital of its wholly-owned subsidiary Hillcot Re Ltd., or Hillcot Re, for consideration of $54.4 million. We currently own 50.1% of the outstanding share capital of Hillcot, with Shinsei Bank, Ltd., or Shinsei, owning the remaining 49.9%.

Upon completion of the transaction, Hillcot will pay a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration received by Hillcot. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei. The purchase price of $54.4 million is expected to be funded from available cash on hand. Hillcot Re is a U.K.-based reinsurer that is in run-off. Completion of the acquisition is conditioned on approval by the U.K.’s Financial Services Authority, or the FSA, and satisfaction of various customary closing conditions. The acquisition is expected to close in the fourth quarter of 2008.

Unionamerica

On October 6, 2008, we, through our indirect wholly-owned subsidiary, Royston Run-Off Limited, or Royston, entered into a definitive agreement for the purchase of Unionamerica Holdings Limited from St. Paul Fire and Marine Insurance Company, an affiliate of The Travelers Companies, Inc., or Travelers, for a purchase price of $343.4 million. Unionamerica Holdings Limited is comprised of the discontinued operations of Travelers’ U.K.-based London Market business, which were placed into run-off between 1992 and 2003. In connection with the proposed acquisition, Royston entered into a Term Facilities Agreement with a London-based bank on October 3, 2008 for a $184.6 million loan to be made at the closing of the acquisition.

The purchase price of $343.4 million is expected to be financed approximately 54% through the bank loan; approximately 14% from J.C. Flowers II L.P., or the Flowers Fund; and approximately 32% from available cash on hand. Under the facilities agreement for the bank loan, Royston is permitted to borrow $152.6 million under Facility A and $32.0 million under Facility B. The loans will be secured by a lien covering all of the assets of Royston. The interest rate on the Facility A portion is LIBOR plus 3.50% and is repayable within three years. The interest rate on the Facility B portion is LIBOR plus 4.00% and is repayable within four years. Completion of the acquisition is conditioned on, among other things, completion of the proposed bank financing, approval by the FSA and satisfaction of various customary closing conditions. The acquisition is expected to close in the fourth quarter of 2008.

The Flowers Fund is a private investment fund for which JCF Associates II L.P. is the general partner and J.C. Flowers & Co. LLC is the investment advisor. JCF Associates II L.P. and J.C. Flowers & Co. LLC are controlled by J. Christopher Flowers, a director and one of our largest shareholders. In addition, John J. Oros, a director and our Executive Chairman, is a Managing Director of J.C. Flowers & Co. LLC. The Flowers Fund will have a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

Capital Assurance

On August 18, 2008, we completed the acquisition of all of the outstanding capital stock of Capital Assurance Company Inc. and Capital Assurance Services, Inc. for a total purchase price of approximately $5.3 million. Capital Assurance Company, Inc. is a Florida-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

Goshawk

On June 20, 2008 we, through our wholly-owned subsidiary Enstar Acquisitions Limited, or EAL, announced a cash offer to all of the shareholders of Goshawk Insurance Holdings Plc, or Goshawk, at 5.2 pence (approximately $0.103) for each share, or the Offer, conditioned, among other things, on receiving acceptance from shareholders owning 90% of the shares of Goshawk. Goshawk owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. The Offer valued Goshawk at approximately £45.7 million in the aggregate.

On July 17, 2008, after acquiring more than 30% of the shares of Goshawk through market purchases, EAL was obligated to remove all of the conditions of the Offer except for the receipt of acceptances from shareholders owning 50% of the shares of Goshawk. On July 25, 2008 the acceptance condition was met and the Offer became unconditional. On August 19, 2008, the Offer closed with shareholders representing approximately 89.44% of Goshawk accepting the Offer for total consideration of £40.9 million (approximately $80.9 million).

The total purchase price, including acquisition costs, of approximately $82.0 million was financed by a drawdown of $36.1 million from a credit facility provided by a London-based bank, a contribution of $11.7 million of the acquisition price from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. The interest rate on the credit facility is LIBOR plus 2.25% and the facility is repayable within three years and is secured by a first charge over our shares in Goshawk.

In connection with the acquisition, Goshawk’s bank loan of $16.3 million was refinanced by the draw down of $12.2 million (net of fees) from a credit facility provided by a London-based bank and $4.1 million from the Flowers Fund.

EPIC

On August 14, 2008, we completed the acquisition of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited, or EPIC, from its parent British Nuclear Fuels plc. The purchase price, including acquisition expenses, of £36.7 million (approximately $68.8 million) was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund by way of non-voting equity participation, and the remainder of $23.1 million from available cash on hand. The interest on the bank loan is LIBOR plus 2.25%. The facility is repayable within four years and is secured by a first charge over our shares in EPIC.

Share Offering

In July 2008, we completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment, or the Offering. The shares were priced at $87.50 per share and we received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.3 million. Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK, served as lead managing underwriter in the Offering. The Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25.0 million in the Offering at the public offering price. An affiliate of the Flowers Fund controls approximately 41% of FPK.

Seaton and Stonewall

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

Gordian

On March 5, 2008, we completed the acquisition of AMP Limited’s, or AMP’s, Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of AU$436.9 million (approximately $405.4 million) was financed by approximately AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank in which the Flowers Fund is a significant shareholder of the German bank; approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand.

Guildhall

On February 29, 2008, we completed the acquisition of Guildhall Insurance Company Limited, or Guildhall, a U.K.-based insurance and reinsurance company that has been in run-off since 1986. The purchase price, including acquisition expenses, of approximately £33.4 million (approximately $65.9 million) was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a U.S. dollar facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £11.9 million (approximately $23.5 million) from available cash on hand.

Shelbourne

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team, formed Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between FPK and the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. We own 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million.

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

Results of Operations

The following table sets forth our selected condensed consolidated statement of earnings for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$7,410	$6,238	$17,046	$14,725
Net investment income	6,849	15,870	28,658	50,626
Net realized (losses) gains	(192)	31	(262)	470

	14,067	22,139	45,442	65,821

EXPENSES
Net (reduction) increase in loss and loss adjustment expense liabilities	(3,469)	(313)	(28,267)	1,392
Salaries and benefits	6,013	8,671	31,317	31,833
General and administrative expenses	10,121	10,890	36,004	24,478
Interest expense	7,919	1,442	18,878	3,767
Net foreign exchange loss (gain)	25,056	(4,651)	18,787	(7,666)

	45,640	16,039	76,719	53,804

(Loss) earnings before income taxes and minority interest	(31,573)	6,100	(31,277)	12,017
Income taxes	(10,434)	(933)	(13,389)	6,160
Minority interest	5,572	(2,599)	(4,105)	(7,014)

(Loss) earnings before extraordinary gain	(36,435)	2,568	(48,771)	11,163
Extraordinary gain — Negative goodwill (2008: net of minority interest)	—	—	35,196	15,683

NET (LOSS) EARNINGS	$(36,435)	$2,568	$(13,575)	$26,846

Comparison of Three Months Ended September 30, 2008 and 2007

We reported a consolidated net loss of approximately $(36.4) million for the three months ended September 30, 2008 compared to consolidated net earnings of approximately $2.6 million for the same period in 2007. The decrease in earnings of approximately $39.0 million was primarily a result of the following:

(i) a decrease in investment income (net of realized (losses)/gains) of $9.0 million, primarily due to write-downs of approximately $24.3 million of the fair values of our investments classified as other investments, partially offset by additional investment income earned in the quarter as a result of increased cash and investments balances relating to acquisitions completed in 2008;

(ii) movement in foreign exchange earnings from a gain of $4.7 million for the three months ended September 30, 2007 to a loss of $25.1 million for the three months ended September 30, 2008. This reduction of $29.8 million arose primarily as a result of holding surplus net foreign currency assets, primarily British pounds, at a time when the U.S. dollar was appreciating against the majority of currencies;

(iii) an increase in income tax expense of $9.5 million relating primarily to the increased tax liability recorded on the net earnings of our Australian subsidiary, partially offset by recoverables in one of our U.S. subsidiaries arising on write-downs of our other investments; and

(iv) an increase in interest expense of $6.4 million attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to September 30, 2007, primarily in relation to the Gordian Guildhall, EPIC and Goshawk acquisitions; partially offset by

(v) an increased reduction in loss and loss adjustment expense liabilities of $3.2 million;

(vi) a reduction in salary and general and administrative costs of $3.4 million, primarily due to a reduction in bonus accrual; and

(vii) a reduction in minority interest expense of $8.2 million resulting from reduced earnings in which minority shareholders have an interest.

Consulting Fees:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$15,332	$13,083	$2,249
Reinsurance	(7,922)	(6,845)	(1,077)

Total	$7,410	$6,238	$1,172

We earned consulting fees of approximately $7.4 million and $6.2 million for the three months ended September 30, 2008 and 2007, respectively.

Internal management fees of $7.9 million and $6.8 million were paid in the three months ended September 30, 2008 and 2007, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to September 30, 2007.

Net Investment Income and Net Realized (Losses) Gains:

	Three Months Ended September 30,
				Net Realized
	Net Investment Income			(Losses) Gains
	2008	2007	Variance	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(7,267)	$720	$(7,987)	$—	$—	$—
Reinsurance	14,116	15,150	(1,034)	(192)	31	(223)

Total	$6,849	$15,870	$(9,021)	$(192)	$31	$(223)

Net investment income for the three months ended September 30, 2008 decreased by $9.0 million to $6.8 million, as compared to $15.9 million for the three months ended September 30, 2007. The decrease in net investment income was primarily attributable to cumulative write-downs of approximately $24.3 million in the fair value of our private equity investments held by us as other investments. The write-downs in our private equity investments were primarily related to mark to market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions, arising as a result of the current global credit and liquidity crises. The fair value of these investments may continue to be volatile in the current economic environment.

Net realized (losses) gains for the three months ended September 30, 2008 and 2007 were $(0.2) million and $0.1 million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

The average return on the cash and fixed maturities investments for the three-month period ended September 30, 2008 was 5.1%, as compared to the average return of 5.0% for the three-month period ended September 30, 2007. The returns for the three months ended September 30, 2008 are comparable to the returns for the three months ended September 30, 2007 primarily as a result of higher returns earned on our fixed maturity investment portfolio during 2008 offset by the lower returns earned on our cash and cash equivalents for the quarter ended September 30, 2008 as a result of lower average interest rates period over period. The U.S. Federal Funds Rate decreased from an average of 5.18% to an average of 2.00% for the three months ended September 30, 2007 and September 30, 2008, respectively. In respect of our fixed income investments as of September 30, 2008, 72.9% had a Standard & Poor’s credit rating of AAA.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, Fair Value Measurements, or FAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for a further discussion of this new standard.

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

Further, on a quarterly basis, we evaluate whether the fair value of a fixed maturity security is other-than-temporarily impaired when its fair value is below amortized cost. To make this assessment we consider several factors including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in our consolidated statements of earnings.

Equity Securities

Our equity securities are predominately managed by one external advisor. Through this third party, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our equity securities. These pricing services include FT Interactive Data and others.

We have categorized all of our equity securities as Level 1 investments as they are based on quoted prices in active markets for identical assets or liabilities.

Other Investments

For our investments in limited partnerships, limited liability companies and equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third party administrator. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. For all public companies within the funds, we have valued the investments based on the latest share price. Affirmative Investment LLC’s value is based on the market value of the shares of Affirmative Insurance Holdings, Inc.

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

For the three months ended September 30, 2008, we incurred a $24.3 million loss in fair value on our other investments. Any unrealized losses or gains on our other investments are included as part of our net investment income.

The following table summarizes all of our financial assets and liabilities measured at fair value at September 30, 2008, by FAS 157 hierarchy:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Fixed maturity investments	$—	$516,057	$846	$516,903
Equity securities	4,545	—	—	4,545
Other investments	—	—	91,604	91,604

Total	$4,545	$516,057	$92,450	$613,052

As a percentage of total assets	0.1%	14.1%	2.5%	16.7%

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The net reduction in loss and loss adjustment expense liabilities for the three months ended September 30, 2008 and 2007 was $3.5 million and $0.3 million, respectively. The change in the period was attributable to the reduction in estimates of net ultimate losses of $4.5 million, and a reduction in estimates of loss adjustment expense liabilities of $10.2 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired of $11.2 million.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008	2007
	(in thousands of U.S. dollars)

Net Losses (Paid) Received	$(36,366)	$725
Net Change in Case and LAE Reserves	26,468	(6,770)
Net Change in IBNR	13,367	6,358

Net Reduction in Loss and Loss Adjustment Expense Liabilities	$3,469	$313

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2008	2007
	(in thousands of U.S. dollars)

Balance as of July 1	$2,311,590	$1,627,276
Less: Reinsurance Recoverables	529,075	317,126

	1,782,515	1,310,150
Incurred Related to Prior Years	(3,469)	(313)
Paids Related to Prior Years	(36,366)	725
Effect of Exchange Rate Movement	(102,521)	7,692
Acquired on Acquisition of Subsidiaries	198,502	26,728

Net Balance as of September 30	1,838,661	1,344,982
Plus: Reinsurance Recoverables	526,527	326,110

Balance as of September 30	$2,365,188	$1,671,092

Salaries and Benefits:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$7,759	$7,934	$175
Reinsurance	(1,746)	737	2,483

Total	$6,013	$8,671	$2,658

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $6.0 million and $8.7 million for the three month periods ended September 30, 2008 and 2007, respectively. The decrease of $2.5 million in the reinsurance segment for the three months ended September 30, 2008 was primarily attributable to a reduction of $3.5 million in the accrual related to our discretionary bonus plan partially offset by $1.8 million of salary costs of staff directly employed by reinsurance companies that were newly acquired in 2008. In total, we have 255 staff members as of September 30, 2008 as compared to 216 as of September 30, 2007.

We expect that staff costs will continue to increase moderately as we continue to grow and add staff. Bonus accrual expenses related to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$3,375	$6,790	$3,415
Reinsurance	6,746	4,100	(2,646)

Total	$10,121	$10,890	$769

General and administrative expenses attributable to the consulting segment decreased by $3.4 million during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The decrease was due primarily to the following: 1) decrease in professional fees of $1.0 million relating to professional costs incurred in respect of acquisitions completed in the quarter that had been previously expensed; 2) decrease of

$1.5 million in respect of reduced value added tax liabilities; and 3) reduction in other miscellaneous general and administrative expenses of $0.9 million.

General and administrative expenses attributable to the reinsurance segment increased by $2.6 million during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increased costs for the current quarter related to additional general and administrative expenses of $5.5 million incurred in relation to companies that we acquired during 2008, partially offset by reductions in general and administrative expenses of $2.9 million for companies that we acquired prior to 2008 relating primarily to reduced professional fees, value added tax liabilities and other miscellaneous costs.

Interest Expense:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	7,919	1,442	(6,477)

Total	$7,919	$1,442	$(6,477)

Interest expense of $7.9 million and $1.4 million was recorded for the quarters ended September 30, 2008 and 2007, respectively. The increase in interest expense was attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to September 30, 2007, primarily in relation to the Gordian, Guildhall, EPIC and Goshawk acquisitions.

Foreign Exchange (Loss)/Gain:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(912)	$89	$(1,001)
Reinsurance	(24,144)	4,562	(28,706)

Total	$(25,056)	$4,651	$(29,707)

We recorded a foreign exchange loss of $(25.1) million for the three-month period ended September 30, 2008, as compared to a foreign exchange gain of $4.7 million for the same period in 2007. For the three months ended September 30, 2008, the foreign exchange loss arose as a result of the following: 1) approximately $6.0 million of losses attributable to Gordian as shown below; 2) approximately $15.2 million of losses as a result of the reinsurance segment having a surplus net British pound position (during the three-month period ended September 30, 2008, the U.S. dollar to British pound exchange rate fell from 1.993 to 1.781); and 3) approximately $3.9 million of losses as a result of holding surplus balances of other foreign currencies at a time when most major currencies have been depreciating against the U.S. dollar.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the three-month period ended September 30, 2008, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses for the three months ended September 30, 2008 of $14.2 million, as compared to losses of $0.2 million for the same period in 2007. For the three months ended September 30, 2008, the currency translation adjustment losses arose primarily as a result of the following: 1) translation adjustment losses of $12.9 million relating to Gordian; and 2) translation adjustment losses of $1.3 million relating to our consulting subsidiaries whose functional currency is British pounds.

Quarter Ended September 30, 2008

The table below provides a summary of foreign exchange related losses recorded in earnings and in accumulated other comprehensive income for the three months ended September 30, 2008:

	Three Months Ended September 30, 2008
	AU$	GBP	Other	Total
	(in thousands of U.S. dollars)

Losses recorded through earnings	$(5,970)	$(15,223)	$(3,863)	$(25,056)
Losses recorded through accumulated other comprehensive income	(12,898)	(1,275)	—	(14,173)

Australian Dollar Foreign Exchange

We incurred foreign exchange losses attributable to Gordian, our Australian based operations, recorded through earnings and accumulated other comprehensive income, as summarized in the below table:

Three Months Ended September 30, 2008
(in thousands of U.S. dollars)

RECORDED THROUGH EARNINGS
Losses arising on U.S. dollar denominated liabilities	$(20,387)
Gains arising on surplus U.S. dollar denominated short-term investments	16,325
Gains arising on other foreign currency movements	(1,908)

Total Gordian foreign exchange loss recorded through earnings	$(5,970)

RECORDED THROUGH ACCUMULATED OTHER COMPREHENSIVE INCOME:
Gains arising on U.S. dollar denominated investments classified as available-for-sale	$19,007
Losses on currency translation adjustment	(31,905)

Total Gordian foreign exchange loss recorded through other accumulated other comprehensive income	$(12,898)

Combined decrease in shareholders’ equity	$(18,868)

Combining the impact of foreign exchange losses recorded through earnings and through accumulated other comprehensive income resulted in a decrease in our total shareholders’ equity of $18.9 million, which is attributable to: 1) net foreign exchange movements relating to broadly matched non-Australian dollar assets and liabilities amounting to $1.4 million; 2) Gordian’s surplus Australian dollar assets, which resulted in a $15.6 million unrealized foreign exchange loss; and 3) other foreign currency losses of $1.9 million.

a) Treatment of broadly matched non-Australian dollar assets and liabilities:

The functional currency of Gordian is the Australian dollar. As a result, Gordian may be exposed to foreign currency exchange risk relating to its non-Australian dollar net assets, primarily being U.S. dollars. We currently do not use foreign currency hedges to manage our foreign currency exchange risk. We manage our exposure to foreign currency exchange risk by broadly matching our non-Australian dollar denominated assets against our non-Australian dollar denominated liabilities. This matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses.

For the quarter ended September 30, 2008, we had broadly matched Gordian’s U.S. dollar assets with its U.S. dollar liabilities. As shown in the table below, the net foreign exchange impact on Gordian for the quarter ended September 30, 2008 was a $1.4 million decrease to our total shareholders’ equity:

Three Months Ended
September 30, 2008
(in thousands of U.S. dollars)

Losses arising on U.S. dollar denominated liabilities	$(20,387)
Gains arising on U.S. dollar denominated investments classified as available-for-sale	19,007

Combined decrease in shareholders’ equity	$(1,380)

The investments that we hold in our Australian subsidiary have been designated as available-for-sale in accordance with FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or FAS 115. In accordance with FAS 115, any unrealized gains or losses on available-for-sale investments (including foreign exchange gains and losses) are included as part of accumulated other comprehensive income within shareholders’ equity.

As a result, the foreign exchange losses on U.S. denominated liabilities of $20.4 million have been recorded in earnings and the associated foreign exchange gains on U.S. dollar denominated investments classified as available-for-sale of $19.0 million have been recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

b) Gordian’s surplus Australian dollar assets

Australian regulations require that Gordian retain a level of surplus assets in Australian dollars. At September 30, 2008, the surplus assets of Gordian, net of the Cumberland Facility, amounted to approximately AU$268.0 million of which approximately AU$159.5 million is held in U.S. dollars and the balance is held in Australian dollars.

We have concluded that under FAS No. 52, “Foreign Currency Translation,” or FAS 52, the functional currency of Gordian is Australian dollars. As a result, we are required to: 1) record any Australian dollar gains or losses recognized by Gordian relating to its holding of surplus U.S. dollar assets through earnings; and 2) we are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets of Gordian through accumulated other comprehensive income. The result of this treatment is as follows:

Three Months Ended
September 30, 2008
(in thousands of U.S. dollars)

Gains arising on surplus U.S. dollar denominated short-term investments	$16,325
Losses on currency translation adjustment	(31,905)

Combined decrease in shareholders’ equity	$(15,580)

The decrease to our total shareholders’ equity of $15.6 million was primarily attributable to the translation of surplus Australian dollar net assets of approximately AU$108.5 million held by Gordian, which the Australian regulators require us to maintain in Australian dollars.

Surplus British Pounds

For the quarter ended September 30, 2008, we had a foreign exchange loss of approximately $(15.2) million, which was primarily the result of our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound exchange rate to the U.S. dollar decreased from approximately 1.993 as at June 30, 2008 to approximately 1.781 as at September 30, 2008. Since letters of credit are in excess of the British pound liabilities held by our subsidiaries, the subsidiary companies were unable to match the surplus assets against liabilities during the quarter, resulting in the foreign exchange loss. We expect, for at least the remainder of 2008, to continue to hold surplus British pounds relating to cash collateral required to support British pound denominated letters of credit.

Quarter Ended September 30, 2007

The gain for the three-month period ended September 30, 2007 arose as a result of: 1) the holding of surplus British pounds; and 2) the holding of surplus net Canadian and Australian dollars, as required by local regulatory obligations, in the reinsurance segment at a time when these currencies have been appreciating against the U.S. dollar.

Income Tax Expense:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,393)	$776	$2,169
Reinsurance	11,827	157	(11,670)

Total	$10,434	$933	$(9,501)

We recorded an income tax expense of $10.4 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively. The increase in income tax expense of $9.5 million related primarily to increased taxes incurred by Gordian of $11.4 million partially offset by taxes recoverable by our U.S. operations in relation to their write-downs in respect of their other investments. Gordian operates in a tax paying jurisdiction and pays tax on its net earnings. Losses incurred by us in non-tax paying jurisdictions are not available to be used to reduce our taxes otherwise payable.

Minority Interest:

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	5,572	(2,599)	8,171

Total	$5,572	$(2,599)	$8,171

We recorded a minority interest in earnings of $(5.6) million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively. The total for the three months ended September 30, 2008 relates to the minority economic interest held by third parties in the earnings of Gordian, Guildhall, Shelbourne, Goshawk, EPIC and Hillcot. For the same period in 2007, the minority interest was in respect of Hillcot only.

Comparison of Nine Months Ended September 30, 2008 and 2007

We reported a consolidated net loss of approximately $(13.6) million for the nine months ended September 30, 2008 compared to consolidated net earnings of approximately $26.8 million for the same period in 2007. Included as part of net (loss) earnings for 2008 and 2007 are extraordinary gains relating to negative goodwill of $35.2 million (net of minority interest of $15.1 million) and $15.7 million, respectively. For the nine months ended September 30, 2008, we reported net loss before extraordinary gains of approximately $(48.8) million compared to net earnings before extraordinary gains of approximately $11.2 million for the same period in 2007. The decrease in income, before extraordinary gain, of approximately $60.0 million was primarily a result of the following:

(i) decrease in investment income (net of realized gains) of $22.7 million, primarily due to write-downs of $47.0 million of the fair values of our investments classified as other investments, partially offset by increased investment income earned in the period primarily as a result of increased cash and investments balances relating to acquisitions completed in 2008;

(ii) an increase in salary and general and administrative expenses of $11.0 million primarily due to costs incurred by companies acquired in 2008;

(iii) increased interest expense of $15.1 million attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to September 30, 2007, primarily in relation to the Gordian, Guildhall, Goshawk and EPIC acquisitions;

(iv) a decrease in income tax recovery of $19.5 million relating primarily to: 1) the increased tax liability on the results of our subsidiaries in tax paying jurisdictions; 2) reductions in amounts relating to the expiry of the statute of limitations on certain of our previously recorded uncertain tax liabilities required by FIN 48; partially offset by 3) estimated taxes recoverable by our U.S. subisidiary arising as a result of write-downs in the fair value of their other investments; and

(v) an increase in foreign exchange losses of $26.4 million; partially offset by

(vi) a reduction in loss and loss adjustment expenses of $28.3 million for the nine months ended September 30, 2008 compared to an increase of $1.4 million for the nine months ended September 30, 2007.

Consulting Fees:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$41,252	$34,421	$6,831
Reinsurance	(24,206)	(19,696)	(4,510)

Total	$17,046	$14,725	$2,321

We earned consulting fees of approximately $17.0 million and $14.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in consulting fees of $2.3 million relates primarily to fee income earned from new consulting arrangements entered into subsequent to September 30, 2007.

Internal management fees of $24.2 million and $19.7 million were paid in the nine months ended September 30, 2008 and 2007, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired subsequent to September 30, 2007.

Net Investment Income and Net Realized (Losses) Gains:

	Nine Months Ended September 30,
				Net Realized
	Net Investment Income			(Losses) Gains
	2008	2007	Variance	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(10,469)	$2,191	$(12,660)	$—	$—	$—
Reinsurance	39,127	48,435	(9,308)	(262)	470	(732)

Total	$28,658	$50,626	$(21,968)	$(262)	$470	$(732)

Net investment income for the nine months ended September 30, 2008 decreased by $21.9 million to $28.7 million, as compared to $50.6 million for the nine months ended September 30, 2007. The decrease was primarily attributable to cumulative write-downs of approximately $47.0 million in the fair value of our private equity investments held by us as other investments, partially offset by increased investment income earned as a result of an increase in average cash and investment balances in connection with the acquisitions completed by us in 2008. The write-downs in our private equity investments were primarily related to mark to market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions, arising as a result of the current global credit and liquidity crises.

Net realized (losses) gains for the nine months ended September 30, 2008 and 2007 were $(0.3) million and $0.5 million, respectively. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

The average return on the cash and fixed maturities investments for the nine-month period ended September 30, 2008 was 4.16%, as compared to the average return of 4.69% for the nine-month period ended September 30, 2007. The decrease in return for the nine months ended September 30, 2008 was primarily attributable to lower returns on our cash and cash equivalents as a result of a decrease in the average interest rate period over period. The U.S. Federal Funds Rate decreased from an average of 5.23% to an average of 2.45% for the nine months ended September 30, 2007 and September 30, 2008, respectively. In respect of our fixed income investments as of September 30, 2008, 72.9% had a Standard & Poor’s credit rating of AAA.

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. See Note 1 of our Unaudited Condensed Consolidated Financial Statements for a further discussion of this new standard.

For the nine months ended September 30, 2008, we incurred a $47.0 million loss in fair value on our other investments. Any unrealized losses or gains on our other investments are included as part of our net investment income.

The table summarizing all of our financial assets and liabilities measured at fair value at September 30, 2008, by FAS 157 hierarchy is set forth above in “— Comparison of Three Months Ended September 30, 2008 and 2007 — Net Investment Income and Net Realized (Losses)/Gains — Fair Value Measurements — Other Investments.”

Net (Reduction) Increase in Loss and Loss Adjustment Expense Liabilities:

The net (reduction) increase in loss and loss adjustment expense liabilities for the nine months ended September 30, 2008 and 2007 was $(28.3) million and $1.4 million, respectively. The reduction in the nine months ended September 30, 2008 was primarily attributable to a reduction in the estimates of net ultimate losses of $28.4 million and a reduction in estimates of loss adjustment expense liabilities of $29.4 million, relating to 2008 run-off activity, partially offset by increased amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $29.6 million.

The reduction in estimates of net ultimate losses of $28.4 million for the nine months ended September 30, 2008 was primarily attributable to the reduction in the three months ended June 30, 2008 of estimates of net ultimate losses of $25.5 million related to one of our subsidiaries and comprised net favorable incurred loss development of $12.1 million and related reductions in incurred but not reported, or IBNR, reserves of $13.4 million. The net favorable incurred loss development of $12.1 million, whereby net advised case and LAE reserves of $21.2 million were settled for net paid losses of $9.1 million, arose from the settlement of non-commuted losses during the period below carried reserves and approximately three commutations of assumed and ceded exposures at less than case and LAE reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $13.4 million is a result of an independent actuarial review and the application of our reserving methodologies to the reduced case and LAE reserves. During the nine months ended September 30, 2008, another of our reinsurance subsidiaries commuted its largest exposure, which was fully reinsured by a single reinsurer with an AA- rating from Standard & Poor’s. The subsidiary paid net claims of $221.2 million and reduced net IBNR loss reserves by the same amount.

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2007	2007
	(in thousands of U.S. dollars)

Net Losses Paid	$(293,857)	$(11,931)
Net Change in Case and LAE Reserves	65,911	(8,538)
Net Change in IBNR	256,213	19,077

Net Reduction (Increase) in Loss and Loss Adjustment Expense Liabilities	$28,267	$(1,392)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2008	2007
	(in thousands of U.S. dollars)

Balance as of January 1	$1,591,449	$1,214,419
Less: Reinsurance Recoverables	427,964	342,160

	1,163,485	872,259
Incurred Related to Prior Years	(28,267)	1,392
Paids Related to Prior Years	(293,857)	(11,931)
Effect of Exchange Rate Movement	(62,002)	16,584
Retroactive Reinsurance Contracts Assumed	394,913	—
Acquired on Acquisition of Subsidiaries	664,389	466,678

Net Balance as of September 30	1,838,661	1,344,982
Plus: Reinsurance Recoverables	526,527	326,110

Balance as of September 30	$2,365,188	$1,671,092

Salaries and Benefits:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$25,830	$25,993	$163
Reinsurance	5,487	5,840	353

Total	$31,317	$31,833	$516

Salaries and benefits for the nine months ended September 30, 2008 were comprised of basic salary costs of $29.9 million, compared to $22.9 million for the same period in 2007, and bonus and share award costs of $1.4 million, compared to $8.9 million for the same period in 2007. The increase in basic salary costs during 2008 was due to additional headcount relating to companies acquired during 2008.

As stated above, we expect that staff costs will continue to increase moderately as we continue to grow and add staff. Bonus accrual expenses related to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$12,000	$15,375	$3,375
Reinsurance	24,004	9,103	(14,901)

Total	$36,004	$24,478	$(11,526)

General and administrative expenses attributable to the consulting segment decreased by $3.4 million during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The decrease was due primarily to the decrease in professional fees of $1.5 million relating primarily to reversal of professional costs incurred in respect of acquisitions completed in the period that had been previously expensed along with decrease of $1.5 million in respect of reduced value added tax liabilities.

General and administrative expenses attributable to the reinsurance segment increased by $14.9 million during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increased costs for the period related primarily to additional general and administrative expenses incurred in relation to companies that we acquired in 2008.

Interest Expense:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	18,878	3,767	(15,111)

Total	$18,878	$3,767	$(15,111)

Interest expense of $18.9 million and $3.8 million was recorded for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense was attributable to an increase in bank borrowings used in the funding of the acquisitions subsequent to September 30, 2007, primarily in relation to the Gordian, Guildhall, Goshawk and EPIC acquisitions.

Foreign Exchange (Loss)/Gain:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(538)	$16	$(554)
Reinsurance	(18,249)	7,650	(25,899)

Total	$(18,787)	$7,666	$(26,453)

We recorded a foreign exchange (loss)/gain of $(18.8) million and $7.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, the primary reasons for the reduction in foreign exchange gains are predominantly the same as for the reduction for the three months ended September 30, 2008, as described above in “— Comparison of Three Months Ended September 30, 2008 and 2007 — Foreign Exchange (Loss)/Gain.”

For the nine months ended September 30, 2007, the foreign exchange gain arose primarily as a result of the holding of surplus British pounds and the holding of surplus net Canadian and Australian dollars, as required by local regulatory requirements, and Euros in the reinsurance segment at a time when these currencies have been appreciating against the U.S. dollar.

Income Tax (Expense)/Recovery:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$3,186	$(1,509)	$4,695
Reinsurance	(16,575)	7,669	(24,244)

Total	$(13,389)	$6,160	$(19,549)

We recorded income tax (expense)/recovery of $(13.4) million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively. Income tax recovery (expense) of $3.2 million and $(1.5) million were recorded in the consulting segment for the nine months ended September 30, 2008 and 2007, respectively. The variance between the two periods arose primarily because, for the nine months ended September 30, 2008, we recorded tax recoveries on write-downs, by our U.S. operations, of the fair value of their other investments.

Income tax (expense)/recovery of $(16.6) million and $7.7 million were recorded in the reinsurance segment for the nine months ended September 30, 2008 and 2007, respectively. During the period ended September 30, 2008, we incurred net income tax expense related to those subsidiaries operating in taxable jurisdictions of $19.9 million which was partially offset by the reduction in benefits relating to the expiration of various applicable statute of limitations on certain previously recorded uncertain tax liabilities. The benefit recorded for the nine months ended September 30, 2008 and 2007 was $3.3 million and $8.5 million, respectively.

Minority Interest:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(4,105)	(7,014)	2,909

Total	$(4,105)	$(7,014)	$2,909

We recorded a minority interest in earnings of $4.1 million and $7.0 million for the nine months ended September 30, 2008 and 2007, respectively. The total for the nine months ended September 30, 2008 relates to the minority economic interest held by third parties in the earnings of Gordian, Guildhall, Shelbourne, Goshawk, EPIC and Hillcot. For the same period in 2007, the minority interest was in respect of Hillcot only.

Negative Goodwill:

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	35,196	15,683	19,513

Total	$35,196	$15,683	$19,513

Negative goodwill of $35.2 million and $15.7 million was recorded for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 the negative goodwill of $35.2 million was recognized in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, September 30, 2007, and the date the acquisition closed, March 5, 2008.

For the nine months ended September 30, 2007 the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean Holdings, Ltd. and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value.

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

Operating

Net cash provided by our operating activities for the nine months ended September 30, 2008 was $276.4 million compared to $136.8 million for the nine months ended September 30, 2007. This increase in cash flows is attributable to net assets assumed on retroactive reinsurance contracts, relating to the Shelbourne business, and the net sales of trading security investments held by us, partially offset by higher general and administrative and interest expenses, for the nine months ended September 30, 2008 as compared to the same period in 2007.

Investing

Investing cash flows consist primarily of cash acquired, net of costs of acquisitions, along with net proceeds on the sale and purchase of investments. Net cash provided by investing activities was $133.0 million during the nine months ended September 30, 2008 compared to $290.3 million during the nine months ended September 30, 2007. The decrease in the cash flows was primarily due to net purchases of available for sale securities, an increase in our restricted cash, the funding of other investments and the purchase of our equity interest in Stonewall Acquisition Corporation during the nine months ended September 30, 2008 as compared to the same period of 2007.

Financing

Net cash provided by financing activities was $472.2 million for the nine months ended September 30, 2008 compared to $22.4 million during the nine months ended September 30, 2007. Cash provided by financing activities in 2008 was primarily attributable to the combination of the receipt of bank loans, net of repayments, and capital contributions by minority interest shareholders relating to the purchase of Guildhall, Gordian, EPIC and Goshawk, along with the financing of Shelbourne.

Long-Term Debt

On February 18, 2008, we fully repaid the outstanding principal and accrued interest on the loans used to partially finance the acquisitions of Cavell, Marlon Insurance Company Limited and Marlon Management Services Limited totaling $40.5 million.

In February 2008, our wholly-owned subsidiary, Cumberland Holdings Limited, or Cumberland, entered into a term facility agreement jointly with a London-based bank and a German bank, or the Cumberland Facility. On March 4, 2008, we drew down AU$215.0 million (approximately $197.5 million) from the Facility A commitment, or Cumberland Facility A, and AU$86.0 million (approximately $79.0 million) from the Facility B commitment, or Cumberland Facility B, to partially fund the Gordian acquisition.

The interest rate on Cumberland Facility A is LIBOR plus 2.00%. Cumberland Facility A is repayable in five years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility A contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of September 30, 2008, all of the financial covenants relating to Cumberland Facility A were met.

The interest rate on Cumberland Facility B is LIBOR plus 2.75%. Cumberland Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility B contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of September 30, 2008, all of the financial covenants relating to Cumberland Facility B were met.

In October 2008, we repaid AU$86.2 million of Cumberland Facility A. On October 3, 2008, we received permission from the Australian regulators to release AU$25.8 million, which will also be used to pay down Cumberland Facility A.

In February 2008, our wholly-owned subsidiary, Rombalds Limited, or Rombalds, entered into a term facility agreement, or the Rombalds Facility, with a London-based bank. On February 28, 2008, we drew down approximately $32.0 million from the Rombalds Facility to partially fund the acquisition of Guildhall. The interest rate on the Rombalds Facility is LIBOR plus 2.00%. The facility is repayable in five years and is secured by a first charge over Rombalds’ shares in Guildhall. The Rombalds Facility contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of September 30, 2008, all of the financial covenants relating to the Rombalds Facility were met.

On September 22, 2008, we fully repaid the outstanding principal and accrued interest on the Rombalds Facility totaling $32.0 million.

On May 8, 2008, we fully repaid outstanding principal and accrued interest on the loan used to partially finance the acquisition of Brampton Insurance Company Limited totaling $19.9 million.

On June 20, 2008, in connection with the proposed acquisition by EAL of Goshawk through the Offer, EAL entered into a Term Facilities Agreement, or the Facilities Agreement, with a London-based bank. The Facilities Agreement provided for a term loan facility of up to $60.0 million to partially finance the acquisition of Goshawk and refinance certain debt obligations of one of Goshawk’s subsidiaries, or the Existing Debt.

On August 12, 2008, we and EAL entered into an amendment and restatement agreement under which the Facilities Agreement was amended, or the First Amendment and Restatement Agreement. Under the First

Amendment and Restatement Agreement, EAL was entitled to draw $47.5 million to fund the acquisition of Goshawk, or Goshawk Facility A, and we were entitled to draw $12.5 million to refinance the Existing Debt, or Goshawk Facility B. On August 14, 2008, we drew down $12.5 million from Goshawk Facility B to partially fund the refinancing of Existing Debt of $16.3 million; and on October 3, 2008, EAL drew down $36.1 million from Goshawk Facility A.

The interest rate on the facilities is LIBOR plus 2.25%. The facilities are repayable within three years and Goshawk Facility A is secured by a first charge over EAL’s shares in Goshawk and certain of its material subsidiaries. The First Amendment and Restatement Agreement contains various financial and business covenants, including limitations on liens on the stock of certain subsidiaries, restrictions as to the disposition of the stock of those subsidiaries and limitations on mergers and consolidations. As of September 30, 2008, all of the financial covenants relating to Goshawk Facility A and Goshawk Facility B were met.

On October 3, 2008, in connection with the Unionamerica acquisition, Royston entered into a term facilities agreement with a London-based bank for a $184.6 million loan to be made at the closing of the acquisition, or the Royston Facility. The Royston Facility provides for a term loan facility pursuant to which Royston is permitted to borrow up to $184.6 million to partially finance the acquisition. Of that amount, Royston is permitted to borrow $152.6 million under Facility A and $32.0 million under Facility B. The Royston Facility expires if the proposed acquisition is not completed by February 3, 2009. We have provided a guarantee of all of the obligations of Royston under the facilities agreement, however, if the bank’s participation in the facilities is reduced to or below 50% of overall commitments, then we will be released from all obligations as guarantor.]

The loans are secured by a lien covering all of the assets of Royston. The interest rate on the Facility A portion is LIBOR plus 3.50% and the interest rate on the Facility B portion is LIBOR plus 4.00%. The current blended rate on the full amount to be borrowed is LIBOR plus 3.59%. The Facility A portion is repayable within three years from the date of the facilities agreement. The Facility B portion is repayable within four years from the date of the facilities agreement. Completion of the proposed bank financing is conditioned upon certain customary closing conditions and that no market disruption event has occurred rendering a lender under the facilities unable to fund its obligations.

On October 6, 2008, we fully repaid the outstanding principal and accrued interest on the loan used to partially finance the acquisition of EPIC totaling $33.1 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as at September 30, 2008.

					More
		Less Than			Than
Payments due by period:	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(In millions of U.S. dollars)

Contractual Obligations
Investment commitments	$112.2	$18.6	$71.8	$16.8	$5.0
Operating lease obligations	8.2	2.3	3.6	1.6	0.7
Loan repayments	290.0	101.1	12.5	102.1	74.3
Gross reserves for losses and loss adjustment expenses	2,365.2	321.4	723.2	448.5	872.1

	$2,775.7	$443.4	$811.1	$569.0	$952.2

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

We have an accrued liability of approximately $8.3 million for unrecognized tax benefits as of September 30, 2008. We are not able to make reasonably reliable estimates of the period in which any cash settlements that may arise with any of the respective tax authorities would be made. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

As at September 30, 2008, we guaranteed the obligations of two of our subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $38.7 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at September 30, 2008, we have not recorded any liabilities associated with the guarantees.

On September 10, 2008, we made a commitment to invest an aggregate of $100.0 million in J.C. Flowers Fund III L.P., or Fund III. Our commitment may be drawn down by Fund III over approximately the next six years. As of September 30, 2008, none of the commitment had been drawn down. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and us.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2008, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Our balance sheets include a substantial amount of assets and, to a lesser extent, liabilities whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our most significant market risks are primarily associated with changes in interest rates and foreign currency exchange rates. The following provides an analysis of the potential effects that these market risk exposures could have on the future earnings.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments at September 30, 2008. The modeling of this effect was performed on our investments classified as either trading or available-for-sale as a shift in the yield curve would not have an impact on our fixed income investments classified as held to maturity as they are carried at purchase cost adjusted for amortization of premiums and discounts. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value
of Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
	− 50	− 25	0	+25	+50
			(in thousands of U.S. dollars)

Total Market Value	$524,852	$520,849	$516,903	$512,968	$509,027
Market Value Change from Base	1.54%	0.76%	0.0%	(0.76)%	(1.52)%
Change in Unrealized Value	$7,949	$3,946	$0	$(3,935)	$(7,876)

As a holder of fixed income securities and mutual funds, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the fixed income held to maturity portfolio is invested in high-quality securities. At September 30, 2008, approximately 72.9% of our investment portfolio was rated AAA or better by Standard & Poor’s.

At September 30, 2008, reinsurance receivables of $247.7 million were associated with a single reinsurer which represented 41.2% of reinsurance balances receivable. This reinsurer is rated AA- by Standard & Poor’s. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

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

Foreign Currency Risk

Through our subsidiaries located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As the functional currency for the majority of our subsidiaries is the U.S. dollar, fluctuations in foreign currency exchange rates related to these subsidiaries will have a direct impact on the valuation of our assets and liabilities denominated in local currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar denominated investments classified as available-for-sale, are recognized currently in foreign exchange gains (losses) in our consolidated statements of earnings.

Certain of our subsidiaries have non-U.S. dollar functional currencies — one being in Australian dollars and the other in British pounds. Fluctuations in foreign currency exchange rates related to these subsidiaries will have a direct impact on the valuation of their assets and liabilities denominated in local currencies. All changes in foreign exchange rates, with the exception of our U.S. dollar denominated investments classified as available-for-sale held by our Australian subsidiary, are recognized currently in foreign exchange gains (losses) in our consolidated statements of earnings.

We currently do not use foreign currency hedges to manage our foreign currency exchange risk. Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies. This matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet certain local country branch and regulatory requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities. We currently have not matched our surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators.

Regarding our investments, we are exposed to currency fluctuations through our investments in respect of: 1) non-U.S. dollar fixed maturities held by our subsidiaries whose functional currency is U.S. dollars; 2) non-Australian dollar fixed maturities held by our subsidiary whose functional currency is Australian dollars; and 3) non-British pound fixed maturities held by our subsidiaries whose functional currency is British pounds. The unrealized foreign exchange gains (losses) arising from non-Australian and non-British pound fixed maturities classified as available-for-sale are recorded in accumulated other comprehensive income in our shareholders’ equity.

The table below summarizes our gross and net exposure as of September 30, 2008 to foreign currencies:

	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$642.0	$174.4	$593.7	$66.0	$22.2	$1,498.3
Total Liabilities	441.4	187.9	519.5	45.7	19.9	1,214.4

Net Foreign Currency Exposure	$200.6	$(13.5)	$74.2	$20.3	$2.5	$283.9

Excluding any tax effects, as of September 30, 2008, a 10% change in the U.S. dollar relative to the other currencies held by us would have resulted in a $28.4 million change in shareholders’ equity.

The table below summarizes our gross and net exposure as of September 30, 2008 to currencies of our subsidiaries whose functional currency is Australian dollars:

	GBP	Euro	USD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$19.3	$8.4	$280.7	$0.3	$2.0	$310.7
Total Liabilities	15.7	8.9	154.3	3.8	0.3	183.0

Net Foreign Currency Exposure	$3.6	$(0.5)	$126.4	$(3.5)	$1.7	$127.7

Excluding any tax effects, as of September 30, 2008, a 10% change in the Australian dollar relative to the other currencies held by us would have resulted in a $12.8 million change in shareholders’ equity.

The table below summarizes our gross and net exposure as of September 30, 2008 to foreign currencies for all subsidiaries whose functional currency is British pounds:

	USD	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$18.0	$0.1	$—	$—	$—	$18.1
Total Liabilities	65.7	8.5	—	—	—	74.2

Net Foreign Currency Exposure	$(47.7)	$(8.4)	$—	$—	$—	$(56.1)

Excluding any tax effects, as of September 30, 2008, a 10% change in the British pound relative to the other currencies held by us would have resulted in a $(5.6) million change in shareholders’ equity.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we, Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. As noted above, Virginia completed that acquisition on June 13, 2008. The suit does not seek a stated amount of damages. Our management and our US legal counsel believe the claims in the suit are without merit and will not have a material impact on us or our subsidiaries. On July 23, 2008, we and Enstar US filed a motion to dismiss Count I (relating to breach of fiduciary duty), Count III (relating to breach of contract) and Count V (relating to inducing breach of contract), in each case for failure to state a claim upon which relief can be granted. Subsequently, the parties entered into a Stipulation and Order filed with the Court on October 7, 2008 by which (i) NICO agreed to dismiss Count V of its Complaint with prejudice, (ii) the defendants agreed to withdraw their motion to dismiss Counts I and III without prejudice, reserving all of their rights and defenses to challenge these claims on the merits, and (iii) NICO agreed to extend the defendants’ time to file an answer and counterclaim. On November 5, 2008, we, Enstar US and Dukes Place filed an answer to NICO’s complaint and Dukes Place asserted certain counterclaims against NICO. Our management intends to vigorously defend both us and Enstar US against the claims.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on February 29, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 11, 2008. We believe that the risk factors identified in those reports have not changed in any material respect, except as set forth below.

Difficult conditions in the economy generally may materially adversely affect our business and results of operations, and these conditions may not improve in the near future.

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. In particular, continued deterioration in the public debt and equity markets could lead to additional investment losses. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant unrealized losses in our investment portfolio. Depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period to period changes that could have a material adverse effect on our results of operations or financial condition. Disruptions, uncertainty and volatility in the global credit markets may also impact our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. There can be no assurance that current market conditions will improve in the near future.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2008.

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