Form 10-K
period 2008-12-31
Enstar Group LTD
filed 2009-03-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $481,913,775.

As of March 4, 2009, the registrant had outstanding 13,319,012 ordinary shares, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2009 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

We were formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we, through our subsidiaries, have completed 22 acquisitions of insurance and reinsurance companies and are now administering those businesses in run-off. Insurance and reinsurance companies we acquire that are in run-off no longer underwrite new policies. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our tangible net book value. We believe growth in our tangible net book value is driven primarily by growth in our net earnings, which is in turn partially driven by successfully completing new acquisitions.

We evaluate each opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, and seek an appropriate discount and/or seller indemnification to reflect the uncertainty contained in the portfolio’s reserves. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off business. If we determine to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.

Initially, at the time we acquire a company in run-off, we estimate the fair value of liabilities acquired based on external actuarial advice, as well as our own views of the exposures assumed. While we earn a larger share of our total return on an acquisition from commuting the liabilities that we have assumed, we also try to maximize reinsurance recoveries on the assumed portfolio.

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

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party, such as us, that specializes in run-off management to purchase the company or portfolio, or to manage the company or portfolio in run-off.

In the sale of a run-off company, a purchaser, such as us, typically pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

Alternatively, if the insurer or reinsurer hires a third party, such as us, to manage its run-off business, the insurer or reinsurer will, unlike in a sale of the business, receive little or no cash up front. Instead, the management arrangement may provide that the insurer or reinsurer will retain the profits, if any, derived from the run-off with certain incentive payments allocated to the run-off manager. By hiring a run-off manager, the insurer or reinsurer can outsource the management of the run-off business to experienced and capable individuals, while allowing its own management team to focus on the insurer’s or reinsurer’s core businesses. Our desired approach to managing run-off business is to align our interests with the interests of the owners through both fixed management fees and certain incentive payments. Under certain management arrangements to which we are a party, however, we receive only a fixed management fee and do not receive any incentive payments.

Following the purchase of a run-off company or the engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies in run-off, as well as run-off companies or portfolios of businesses on behalf of third-party clients, includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

Following the acquisition of a company in run-off, or new consulting engagement, we will spend time analyzing the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis. This analysis enables us to identify those policyholders and reinsurers we wish to approach to discuss commutation or policy buy-back. Furthermore, following the acquisition of a company in run-off, or new consulting engagement, we will often be approached by policyholders or reinsurers requesting commutation or policy buy-back. In these instances we will also carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation or policy buy-back. From the initial analysis of the underlying exposures it may take several months, or even years, before a commutation or policy buy-back is completed. In a number of cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation or policy buy-back may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.

Insureds and reinsureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, all of our insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time. Many sellers of companies that we acquire have secure claims paying ratings and ongoing underwriting relationships with insureds and reinsureds, which often hinders their ability to commute the underlying insurance or reinsurance policies. Our lack of claims paying rating and our lack of potential conflicts with insureds and reinsureds of companies we acquire provides a greater ability to commute the newly acquired policies than that of the sellers.

We also attempt, where appropriate, to negotiate favorable commutations with reinsurers by securing the receipt of a lump-sum settlement from the reinsurer in complete satisfaction of the reinsurer’s liability in respect of any future claims. We, or the third-party client, are then fully responsible for any claims in the future. We typically invest proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

Strategy

We intend to maximize our growth in tangible net book value by using the following strategies:

•	Solidify Our Leadership Position in the Run-Off Market by Leveraging Management’s Experience and Relationships. We intend to continue to utilize the extensive experience and significant relationships of our senior management team to solidify our position as a leader in the run-off segment of the insurance and reinsurance market. The experience and reputation of our management team is expected to generate opportunities for us to acquire or manage companies and portfolios in run-off, and to price effectively the acquisition or management of such businesses. Most importantly, we believe the experience of our management team will continue to allow us to manage the run-off of such businesses efficiently and profitably.

•	Professionally Manage Claims. We are professional and disciplined in managing claims against companies and portfolios we own or manage. Our management understands the need to dispose of certain risks expeditiously and cost-effectively by constantly analyzing changes in the market and efficiently settling claims with the assistance of our experienced claims adjusters and in-house and external legal counsel. When we acquire or begin managing a company or portfolio, we initially determine which claims are valid through the use of experienced in-house adjusters and claims experts. We pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable and litigation when necessary to defend against paying invalid claims under existing policies and reinsurance agreements.

•	Commute Assumed Liabilities and Ceded Reinsurance Assets. Using detailed analysis and actuarial projections, we negotiate with the policyholders of the insurance and reinsurance companies or portfolios we own or manage with a goal of commuting insurance and reinsurance liabilities for one or more agreed upon payments at a discount to the ultimate liability. Such commutations can take the form of policy buy-backs and structured settlements over fixed periods of time. By acquiring companies that are direct insurers, reinsurers or both, we are able to negotiate favorable entity-wide commutations with reinsurers that would not be possible if our subsidiaries had remained independent entities. We also negotiate with reinsurers to commute their reinsurance agreements providing coverage to our subsidiaries on terms that we believe to be favorable based on then-current market knowledge. We invest the proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

•	Continue to Commit to Highly Disciplined Acquisition, Management and Reinsurance Practices. We utilize a disciplined approach to minimize risk and increase the probability of positive operating results from companies and portfolios we acquire or manage. We carefully review acquisition candidates and management engagements for consistency with accomplishing our long-term objective of producing positive operating results. We focus our investigation on risk exposures, claims practices and reserve requirements. In particular, we carefully review all outstanding claims and case reserves, and follow a highly disciplined approach to managing allocated loss adjustment expenses, such as the cost of defense counsel, expert witnesses and related fees and expenses.

•	Manage Capital Prudently. We pursue prudent capital management relative to our risk exposure and liquidity requirements to maximize profitability and long-term growth in shareholder value. Our capital management strategy is to deploy capital efficiently to acquisitions and to establish, and re-establish when necessary, adequate loss reserves to protect against future adverse developments.

Recent Transactions

Unionamerica

On December 30, 2008, our indirect subsidiary Royston Run-Off Limited, or Royston, completed the acquisition of Unionamerica Holdings Limited, or Unionamerica, from St. Paul Fire and Marine Insurance Company, an affiliate of The Travelers Companies, Inc., or Travelers. Unionamerica is comprised of the discontinued operations of Travelers’ U.K.-based London Market business, which were placed into run-off between 1992 and 2003. The purchase price of $343.4 million was financed by $184.6 million of bank financing provided to

Royston through a term facilities agreement; approximately $49.8 million from J.C. Flowers II, L.P., or the Flowers Fund, by way of its non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston; and the remainder from available cash on hand.

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

Hillcot Re

On October 27, 2008, our wholly-owned subsidiary Kenmare Holdings Ltd., purchased the entire issued share capital of Hillcot Re Ltd., or Hillcot Re, the wholly-owned subsidiary of Hillcot Holdings Limited, or Hillcot, for consideration of $54.4 million. Prior to the completion of the transaction, we owned 50.1% of the outstanding share capital of Hillcot and Shinsei Bank, Ltd., or Shinsei, owned the remaining 49.9%. Upon completion of the transaction, Hillcot paid a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei. The purchase price of $54.4 million was funded from approximately 50% available cash on hand and the remaining from inter-company advances. Hillcot Re is a U.K.-based reinsurer that is in run-off.

Capital Assurance

On August 18, 2008, we completed the acquisition of all of the outstanding capital stock of Capital Assurance Company Inc. and Capital Assurance Services, Inc. for a total purchase price of approximately $5.3 million. Capital Assurance Company, Inc. is a Florida-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

EPIC

On August 14, 2008, we completed the acquisition of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited, or EPIC, from its parent British Nuclear Fuels plc. The purchase price, including acquisition expenses, of £36.7 million (approximately $68.8 million) was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund by way of non-voting equity participation, and the remainder from available cash on hand. The interest on the bank loan is LIBOR plus 2.25%. The facility was repayable within four years and is secured by a first charge over our shares in EPIC. In October 2008, we fully repaid the outstanding principal and accrued interest on the credit facility.

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

In connection with the acquisition, Goshawk’s bank loan of $16.3 million was refinanced by the drawdown of $12.2 million (net of fees) from a credit facility provided by a London-based bank and $4.1 million from the Flowers Fund.

Seaton and Stonewall

On June 13, 2008, our indirect subsidiary Virginia Holdings Ltd., or Virginia, completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The purchase price was $20.4 million and was funded from available cash on hand.

Gordian

On March 5, 2008, we completed the acquisition of AMP Limited’s, or AMP’s, Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of AU$436.9 million (approximately $405.4 million) was financed by approximately AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank (in which the Flowers Fund is a significant shareholder of the German bank); approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand.

Guildhall

On February 29, 2008, we completed the acquisition of Guildhall Insurance Company Limited, or Guildhall, a U.K.-based reinsurance company that has been in run-off since 1986. The purchase price, including acquisition expenses, of approximately £33.4 million (approximately $65.9 million) was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a U.S. dollar facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £11.9 million (approximately $23.5 million) from available cash on hand.

Shelbourne

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team, formed Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK and the Flowers Fund. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. We own 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million.

Since January 1, 2008, we have committed capital of approximately £36.0 million (approximately $72.0 million) by way of a letter of credit issued by a London-based bank to Lloyd’s Syndicate 2008. The letter of credit was secured by a parental guarantee from us in the amount of £12.0 million (approximately $24.0 million); approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

Marlon

On August 28, 2007, we completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited for total consideration of approximately $31.2 million, which was funded by $15.3 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Marlon Insurance Company Limited and Marlon Management Services Limited, together referred to herein as Marlon, are both U.K.-based companies. In February 2008, the facility loan was repaid in full.

Tate & Lyle

On June 12, 2007, we completed the acquisition of Tate & Lyle Reinsurance Ltd., or Tate & Lyle, for total consideration of approximately $5.9 million. Tate & Lyle is a Bermuda-based reinsurance company in run-off.

Inter-Ocean

On February 23, 2007, we, through our wholly-owned subsidiary Oceania Holdings Ltd, or Oceania, completed the acquisition of Inter-Ocean Holdings Ltd., or Inter-Ocean. The total purchase price was approximately $57.5 million, which was funded by $26.8 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Inter-Ocean owns two reinsurers, one based in Bermuda and one based in Ireland. Both of these companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed. In October 2007, Oceania repaid its bank debt in full.

The Enstar Group, Inc.

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp. with and into The Enstar Group, Inc., or EGI, and, as a result, EGI, renamed Enstar USA, Inc., is now our wholly-owned subsidiary. Prior to the Merger, EGI owned approximately 32% economic and 50% voting interests in us. As a result of the completion of the Merger, B.H. Acquisition Ltd. is now our wholly-owned subsidiary.

Unione

In November 2006, we, through our indirect subsidiary Virginia, purchased Unione Italiana (U.K.) Reinsurance Company Limited, or Unione, a U.K. company, for approximately $17.4 million. Unione underwrote business from the 1940’s though to 1995. Prior to acquisition, Unione closed the majority of its portfolio by way of a solvent scheme of arrangement in the U.K. Unione’s remaining business is a portfolio of international insurance and reinsurance which has been in run-off since 1971.

Cavell

In October 2006, we, through our subsidiary Virginia, purchased Cavell Holdings Limited (U.K.), or Cavell, for approximately £31.8 million (approximately $60.9 million). Cavell owns a U.K. reinsurance company and a Norwegian reinsurer, both of which wrote portfolios of international reinsurance business and went into run-off in 1993 and 1992, respectively. The purchase price was funded by $24.5 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. In February 2008, Virginia repaid its bank debt in full.

Aioi Europe

In March 2006, we and Shinsei, through Hillcot, completed the acquisition of Aioi Insurance Company of Europe Limited, or Aioi Europe, a London-based subsidiary of Aioi Insurance Company, Limited. Aioi Europe underwrote general insurance and reinsurance business in Europe for its own account from 1982 until 2002 when it generally ceased underwriting and placed its general insurance and reinsurance business into run-off. The aggregate purchase price paid for Aioi Europe was £62.0 million (approximately $108.9 million), with £50.0 million in cash paid upon the closing of the transaction and £12.0 million in the form of a promissory note, payable twelve months from the date of the closing. Upon completion of the transaction, Aioi Europe changed its name to Brampton Insurance Company Limited. In April 2006, Hillcot borrowed approximately $44.0 million from a London-based bank to partially assist with the financing of the Aioi Europe acquisition. Following a repurchase by Aioi Europe of its shares valued at £40.0 million in May 2006, Hillcot repaid the promissory note and reduced the bank borrowing to $19.2 million, which was repaid in May 2008.

Fieldmill

In May 2005, we, through one of our subsidiaries, purchased Fieldmill Insurance Company Limited (formerly known as Harleysville Insurance Company (UK) Limited) for approximately $1.4 million.

Mercantile, Harper and Longmynd

During 2004, we, through one of our subsidiaries, completed the acquisition of Mercantile Indemnity Company Ltd., Harper Insurance Limited (formerly Turegum Insurance Company), and Longmynd Insurance Company Ltd. (formerly Security Insurance Company (UK) Ltd.), all of which were in run-off, for a total purchase price of approximately $4.5 million.

Share Offering

In July 2008, we completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment, or the Offering. The shares were priced at $87.50 per share and we received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.3 million. FPK served as lead managing underwriter in the Offering. The Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25.0 million in the Offering at the public offering price. An affiliate of the Flowers Fund controls approximately 41% of FPK.

Management of Run-Off Portfolios

We are a party to several management engagements pursuant to which we have agreed to manage the run-off portfolios of third parties. Such arrangements are advantageous for third-party insurers because they allow a third-party insurer to focus their management efforts on their core competency while allowing them to maintain the portfolio of business on their balance sheet. In addition, our expertise in managing portfolios in run-off allows the third-party insurer the opportunity to potentially realize positive operating results if we achieve our objectives in management of the run-off portfolio. We specialize in the collection of reinsurance receivables through our subsidiary Kinsale Brokers Limited. Through our subsidiaries, Enstar (US) Inc. and Cranmore Adjusters Limited, we also specialize in providing claims inspection services whereby we are engaged by third-party insurance and reinsurance providers to review certain of their existing insurance and reinsurance exposures, relationships, policies and/or claims history.

Our primary objective in structuring our management arrangements is to align the third-party insurer’s interests with our interests. Consequently, management agreements typically are structured so that we receive fixed fees in connection with the management of the run-off portfolio and also typically receive certain incentive payments based on a portfolio’s positive operating results.

Management Agreements

We have nine management agreements with third-party clients to manage certain run-off portfolios with gross loss reserves, as of December 31, 2008, of approximately $1.4 billion. The fees generated by these engagements include both fixed and incentive-based remuneration based on our success in achieving certain objectives. These agreements do not include the recurring engagements managed by our claims inspection and reinsurance collection subsidiaries, Cranmore Adjusters Limited and Kinsale Brokers Limited, respectively.

Claims Management and Administration

An integral factor to our success is our ability to analyze, administer, manage and settle claims and related expenses, such as loss adjustment expenses. Our claims teams are located in different offices within our organization and provide global claims support. We have implemented effective claims handling guidelines along with claims reporting and control procedures in all of our claims units. To ensure that claims are appropriately handled and reported in accordance with these guidelines, all claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken.

When we receive notice of a claim, regardless of size and regardless of whether it is a paid claim request or a reserve advice, it is reviewed and recorded within the claims system, reserving our rights where appropriate. Claims reserve movements and payments are reviewed daily, with any material movements being reported to management for review. This enables “flash reporting” of significant events and potential insurance or reinsurance losses to be communicated to senior management worldwide on a timely basis irrespective from which geographical location or business unit location the exposure arises.

We are also able to efficiently manage claims and obtain savings through our extensive relationships with defense counsel (both in-house and external), third-party claims administrators and other professional advisors and experts. We have developed relationships and protocols to reduce the number of outside counsel by consolidating claims of similar types and complexity with experienced law firms specializing in the particular type of claim. This approach has enabled us to more efficiently manage outside counsel and other third parties, thereby reducing expenses, and to establish closer relationships with ceding companies.

When appropriate, we negotiate with direct insureds to buy back policies either on favorable terms or to mitigate against existing and/or potential future indemnity exposures and legal costs in an uncertain and constantly evolving legal environment. We also pursue commutations on favorable terms with ceding companies of reinsurance business in order to realize savings or to mitigate against potential future indemnity exposures and legal costs. Such buy-backs and commutations typically eliminate all past, present and future liability to direct insureds and reinsureds in return for a lump sum payment.

With regard to reinsurance receivables, we manage cash flow by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, taking appropriate legal action to secure receivables where necessary. We also attempt where appropriate to negotiate favorable commutations with our reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims. Properly priced commutations reduce the expense of adjusting direct claims and pursuing collection of reinsurance receivables (both of which may often involve extensive legal expense), realize savings, remove the potential future volatility of claims and reduce required regulatory capital.

Reserves for Unpaid Losses and Loss Adjustment Expense

Applicable insurance laws and generally accepted accounting practices require us to maintain reserves to cover our estimated losses under insurance policies that we have assumed and for loss adjustment expense, or LAE, relating to the investigation, administration and settlement of policy claims. Our LAE reserves consist of both reserves for allocated loss adjustment expenses, or ALAE, and for unallocated loss adjustment expenses, or ULAE. ALAE are linked to the settlement of an individual claim or loss, whereas ULAE reserve is based on our estimates of future costs to administer the claims.

We and our subsidiaries establish losses and LAE reserves for individual claims by evaluating reported claims on the basis of:

•	our knowledge of the circumstances surrounding the claim;

•	the severity of the injury or damage;

•	the jurisdiction of the occurrence;

•	the potential for ultimate exposure;

•	the type of loss; and

•	our experience with the line of business and policy provisions relating to the particular type of claim.

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

In establishing reserves, management also considers actuarial estimates of ultimate losses. Our actuaries employ generally accepted actuarial methodologies and procedures to estimate ultimate losses and loss expenses. Our loss reserves are largely related to casualty exposures including latent exposures primarily relating to asbestos and environmental, or A&E, as discussed below. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claims history do not exist. There is significant coverage litigation involved with these exposures which creates further uncertainty in the estimation of the liabilities. Therefore, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The actuarial methods used to estimate ultimate loss and ALAE for our latent exposures are discussed below.

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

The loss development tables below show changes in our gross and net loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. The “Reserve redundancy/(deficiency)” line represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

Gross Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands of U.S. dollars)

Reserves assumed	$419,717	$284,409	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287
1 year later	348,279	302,986	365,913	900,274	909,984	1,227,427	1,436,051
2 years later	360,558	299,281	284,583	1,002,773	916,480	1,084,852
3 years later	359,771	278,020	272,537	1,012,483	853,139
4 years later	332,904	264,040	243,692	953,834
5 years later	316,257	242,278	216,875
6 years later	294,945	238,315
7 years later	290,926

	Year Ended December 31,
Gross Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands of U.S. dollars)

1 year later	$97,036	$43,721	$19,260	$110,193	$117,666	$90,185	$407,692
2 years later	123,844	64,900	43,082	226,225	198,407	197,751
3 years later	142,282	84,895	61,715	305,913	268,541
4 years later	160,193	101,414	75,609	375,762
5 years later	174,476	110,155	87,274
6 years later	181,800	121,000
7 years later	189,023
Reserve redundancy/ (deficiency)	$128,791	$46,094	$164,656	$93,479	$(46,580)	$129,567	$155,398

Net Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands of U.S. dollars)

Reserves assumed	$224,507	$184,518	$230,155	$736,660	$593,160	$872,259	$1,163,485	$2,403,712
1 year later	190,768	176,444	220,712	653,039	590,153	875,636	1,034,588
2 years later	176,118	178,088	164,319	652,195	586,059	753,551
3 years later	180,635	138,251	149,980	649,355	532,804
4 years later	135,219	129,923	136,611	600,939
5 years later	124,221	119,521	108,666
6 years later	114,375	112,100
7 years later	106,920

	Year Ended December 31,
Net Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008
	(in thousands of U.S. dollars)

1 year later	$38,634	$10,557	$11,354	$78,488	$79,398	$43,896	$112,321
2 years later	32,291	24,978	6,312	161,178	125,272	(70,430)
3 years later	44,153	17,304	9,161	206,351	(14,150)
4 years later	34,483	24,287	(1,803)	67,191
5 years later	39,232	9,686	2,515
6 years later	23,309	14,141
7 years later	24,176
Reserve redundancy/ (deficiency)	$117,587	$72,418	$121,489	$135,721	$60,356	$118,708	$128,897

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands of U.S. dollars)

Net reserves for losses and loss adjustment expenses, beginning of period	$1,163,485	$872,259	$593,160	$736,660	$230,155
Incurred related to prior years	(242,104)	(24,482)	(31,927)	(96,007)	(13,706)
Paids related to prior years	(174,013)	(20,422)	(75,293)	(69,007)	(19,019)
Effect of exchange rate movement	(124,989)	18,625	24,856	3,652	4,124
Retroactive reinsurance contracts assumed	373,287	—	—	—	—
Acquired on acquisition of subsidiaries	1,408,046	317,505	361,463	17,862	535,106

Net reserves for losses and loss adjustment expenses, end of period	$2,403,712	$1,163,485	$872,259	$593,160	$736,660

In the table above, incurred losses and loss adjustment expenses related to prior years represents changes in estimates of prior period net loss and loss adjustment expense liabilities comprising net incurred loss movements during a period and changes in estimates of net IBNR liabilities. Net incurred loss movements during a period comprise increases or reductions in specific case reserves advised during the period to us by our policyholders and attorneys, or by us to our reinsurers, less claims settlements made during the period by us to our policyholders, plus claim receipts made to us by our reinsurers. Prior period estimates of net IBNR liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. The trend of incurred loss development in any period comprises the movement in net case reserves less net claims settled during the period. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 66 for an explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities.

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under ”— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” on page 65), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

Year Ended December 31, 2008

Net reduction in loss and loss adjustment expense liabilities for the year ended December 31, 2008 was $242.1 million, excluding the impacts of favorable foreign exchange rate movements of $36.1 million (relating to companies acquired in 2007 and earlier) and including both net reduction in loss and loss adjustment expense liabilities of $149.4 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $0.1 million.

The net reduction in loss and loss adjustment expense liabilities for 2008 of $242.1 million was attributable to a reduction in estimates of net ultimate losses of $161.4 million, a reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed below) and a reduction in estimates of loss adjustment expense liabilities of $69.1 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $24.5 million.

The reduction in estimates of net ultimate losses of $161.4 million comprised the following:

(i) A reduction in estimates of net ultimate losses of $21.7 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. Net adverse incurred loss development relating to this entity of $21.6 million was offset by reductions in IBNR reserves of $94.8 million and reductions in provisions for bad debt of $3.1 million resulting in a net reduction in estimates of ultimate losses of $76.3 million. This entity benefited, until December 18, 2008, from substantial stop loss reinsurance protection whereby $54.6 million of the net reduction in ultimate losses of $76.3 million was ceded to a single AA- rated reinsurer such that we retained a reduction in estimates of net ultimate losses relating to this entity of $21.7 million. On December 18, 2008, we commuted the stop loss reinsurance protection with the reinsurer for the receipt $190.0 million payable by the reinsurer to us over four years together with interest compounded at 3.5% per annum. The commutation resulted in no significant financial impact to us. The net adverse incurred loss development relating to this entity of $21.6 million, whereby advised net case reserves of $25.0 million were settled for net paid losses of $46.6 million, primarily related to six commutations of assumed and ceded liabilities completed during 2008. Actuarial analysis of the remaining unsettled loss liabilities resulted in a decrease in the estimate of IBNR loss reserves of $94.8 million after consideration of the $21.6 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Of the six commutations completed for this entity, of which the three largest were completed during the three months ended December 31, 2008, one was among its top ten cedant exposures. The remaining five were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

(ii) A reduction in estimates of net ultimate losses of $139.7 million in our remaining insurance and reinsurance entities which comprised net favorable incurred loss development of $24.1 million and reductions in IBNR reserves of $115.6 million. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $24.1 million, whereby net advised case and LAE reserves of $123.5 million were settled for net paid loss recoveries of $99.4 million, arose from the settlement of non-commuted losses in the year below carried reserves and approximately 59 commutations of assumed and ceded exposures at less than case and LAE reserves. Approximately 82% of savings generated from commutations related to commutations completed during the three months ended December 31, 2008. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies amounted to $115.6 million and results from the application of our reserving methodologies to (a) the reduced historical incurred loss development information relating to remaining exposures after the 59 commutations, and (b) reduced case and LAE reserves in the aggregate. Of the 59 commutations completed during 2008 for our remaining reinsurance and insurance companies, two (both of which were completed during the three months ended December 31, 2008), were among our top ten cedant and/or reinsurance exposures. The remaining 57 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

Another of our reinsurance companies has retrocessional arrangements providing for full reinsurance of all risks assumed. During the year, this entity commuted its largest assumed liability and related retrocessional protection whereby the subsidiary paid net losses of $222.0 million and reduced net IBNR by the same amount resulting in no gain or loss to us.

The reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed above) resulted from the collection, primarily during the three months ended December 31, 2008, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods together with revised estimations of bad debt provisions based on additional information obtained during the three months ended December 31, 2008.

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

The reduction in estimates of net ultimate losses of $30.7 million comprised net adverse incurred loss development of $1.0 million offset by reductions in estimates of IBNR reserves of $31.7 million. An increase in estimates of net ultimate losses of $2.1 million relating to one of our insurance entities was offset by reductions in estimates of net ultimate losses of $32.8 million in our remaining insurance and reinsurance entities.

The net adverse incurred loss development of $1.0 million and reductions in IBNR reserves of $31.7 million, respectively, comprised the following:

(i) Net adverse incurred loss development in one of our reinsurance entities of $36.6 million, whereby advised case reserves of $16.9 million were settled for net paid losses of $53.5 million. This net adverse incurred loss development resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 12 commutations of assumed and ceded exposures below carried reserve levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in a decrease in the estimate of IBNR loss reserves of $13.1 million after consideration of the $36.6 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Of the 12 commutations completed for this entity, three were among our top ten cedant exposures. The remaining 9 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the ultimate adverse loss development of $23.4 million was largely offset by a recoverable from a single AA- rated reinsurer such that a net ultimate loss of $2.1 million was retained by us.

(ii) Net favorable incurred loss development of $29.0 million, comprising net paid loss recoveries, relating to another one of our reinsurance companies, offset by increases in net IBNR loss reserves of $29.0 million, resulting in no ultimate gain or loss. This reinsurance company has retrocessional arrangements providing for full reinsurance of all risks assumed.

(iii) Net favorable incurred loss development of $6.5 million in our remaining insurance and reinsurance entities together with reductions in IBNR reserves of $26.3 million. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $6.6 million, whereby net advised case and LAE reserves of $2.5 million were settled for net paid loss recoveries of $4.0 million, arose from the settlement of non-commuted losses in the year below carried reserves and approximately 57 commutations of assumed and ceded exposures at less than case and LAE reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies amounted to $26.3 million and resulted from the application of our reserving methodologies to (a) the reduced historical incurred loss development information relating to remaining exposures after the 57 commutations, and (b) reduced case and LAE reserves in the aggregate. Of the 57 commutations completed during 2007 for our remaining reinsurance and insurance companies, five were among our top ten cedant and/or reinsurance exposures. The remaining 52 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

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

The adverse incurred loss development of $59.2 million relating to one of our insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately ten commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed A&E loss reporting time-lag as discussed further below. Of the ten commutations completed for this entity, two were among our top ten cedant and/or reinsurance exposures. The remaining eight were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the adverse loss development of $59.2 million was largely offset by a recoverable from a single AA- rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by us.

The net favorable incurred loss development of $21.3 million, relating to our remaining insurance and reinsurance companies, whereby net advised case reserves of $15.3 million were settled for net paid loss recoveries of $6.0 million, arose from approximately 35 commutations of assumed and ceded exposures at less than case and LAE reserves, where receipts from ceded commutations exceeded settlements of assumed exposures, and the settlement of non-commuted losses in the year below carried reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements may often be achieved below the level of the originally advised loss.

The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies (i.e., excluding the net $55.8 million reduction in IBNR reserves relating to the entity referred to above) amounted to $3.5 million. This net reduction was comprised of an increase of $19.8 million resulting from (i) a change in assumptions as to the appropriate loss reporting time lag for asbestos related exposures from two to three years and for environmental exposures from two to two and one-half years, which resulted in an increase in net IBNR reserves of $6.4 million, and (ii) a reduction in ceded IBNR recoverables of $13.4 million resulting from the commutation of ceded reinsurance protections. The increase in IBNR of $19.8 million is offset by a reduction of $23.3 million resulting from the application of our reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 35 commutations, and (ii) reduced case and LAE reserves in the aggregate. Of the 35 commutations completed during 2006 for the remaining of our reinsurance and insurance companies, ten were among our top ten cedant and/or reinsurance exposures. The remaining 25 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

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

The reduction in estimates of net ultimate losses of $73.2 million was comprised of favorable incurred loss development during the year of $5.9 million and reductions in estimates of IBNR reserves of $67.3 million. The favorable incurred loss development, whereby advised case and LAE reserves of $74.9 million were settled for net paid losses of $69.0 million, arose from approximately 68 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of noncommuted losses in the year below carried reserves. We adopt a disciplined approach, through claims adjusting and the inspection of underlying policyholder records, to the review and settlement of non-commuted claims such that settlements may often be achieved below the level of the originally advised loss.

The $67.3 million reduction in the estimate of IBNR loss and loss adjustment expense liabilities resulted from the application of our reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 68 commutations, and (ii) reduced case and LAE reserves in the aggregate. The application of our reserving methodologies to the reduced historical incurred loss development information relating to our remaining exposures after elimination of the historical loss development relating to the 68 commuted exposures had the following effects (with the methodologies that weighed most heavily in the analysis for this period listed first):

•	Under the Ultimate-to-Incurred Method, the application of the ratio of estimated industry ultimate losses to industry incurred-to-date losses to our reduced incurred-to-date losses resulted in reduced estimates of loss reserves.

•	Application of the Paid Survival Ratio Method to the reduced historical loss development information resulted in lower expected average annual payment amounts compared to the previous year, which, when multiplied by the expected industry benchmark for future number of payment years, led to reductions in our estimated loss reserves.

•	Under the Paid Market Share Method, our reduced historical calendar year payments resulted in a reduction of our indicated market share of industry paid losses and thus our market share of estimated industry loss reserves.

•	Under the Reserve-to-Paid Method, the application of the ratio of industry reserves to industry paid-to-date losses to our reduced paid-to-date losses resulted in reduced estimates of loss reserves.

•	Under the IBNR:Case Ratio Method, the application of ratios of industry IBNR reserves to industry case reserves to our case reserves resulted in reduced estimates of IBNR loss reserves as a result of the aggregate reduction, combining the impact of commutations and settlement of non-commuted losses, in our case and LAE reserves of $74.9 million during the year. As such case and LAE reserves were settled for less than $74.9 million, the IBNR reserves determined under the IBNR:Case Ratio Method associated with such case reserves were eliminated. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 66 for a further explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities. Of the 68 commutations completed during 2005, ten were among the top ten cedant and/or reinsurance exposures of our individual reinsurance subsidiaries involved. The remaining 58 were of smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

Year Ended December 31, 2004

Net reduction in loss and loss adjustment expense for the year ended 2004 amounted to $13.7 million, excluding the impacts of adverse foreign exchange rate movements of $4.1 million and including premium and commission adjustments triggered by incurred losses of $0.1 million.

Total favorable net incurred loss development during 2004 of $14.7 million, whereby advised case and LAE reserves of $33.7 million were settled for net paid losses of $19.0 million, included adverse incurred development of A&E exposures the combination of which resulted in a net increase in IBNR loss reserves of $15.7 million. The increase in IBNR of $15.7 million offset by the favorable incurred development of $14.7 million resulted in an increase in net ultimate losses of $1.0 million. The favorable incurred loss development arose from approximately 36 commutations of assumed and ceded exposures at less than case and LAE reserves and the settlement of losses in the year below carried reserves. Of the 36 commutations completed during 2004, three were among the top ten cedant and/or reinsurance exposures of our individual reinsurance subsidiaries involved. The remaining 33 were of smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. There was no change to the provisions for bad debts in 2004. In 2004, we reduced our estimate of loss adjustment expense liabilities by $14.7 million relating to 2004 run-off activity.

Asbestos and Environmental (A&E) Exposure

General A&E Exposures

A number of our subsidiaries wrote general liability policies and reinsurance prior to our acquisition of them under which policyholders continue to present asbestos-related injury claims and claims alleging injury, damage or clean-up costs arising from environmental pollution. These policies, and the associated claims, are referred to as A&E exposures. The vast majority of these claims are presented under policies written many years ago.

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

Our A&E exposure is administered out of our offices in the United Kingdom and Rhode Island and centrally administered from the United Kingdom. In light of the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, our management believes that it is prudent to have a centrally administered claim facility to handle A&E claims on behalf of all of our subsidiaries. Our A&E claims staff, working in conjunction with two U.S.-qualified attorneys experienced in A&E liabilities, proactively administers, on a cost-effective basis, the A&E claims submitted to our insurance and reinsurance subsidiaries.

We use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are based on comparisons of our loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each relevant subsidiary of ours and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by our independent actuaries to estimate IBNR for A&E exposures.

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g. primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g. first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to the international domicile of our subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g. policy buy-backs and commutations) pursued by us, lists of individual risks remaining and general trends within the legal and tort environments.

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

As of December 31, 2008, we had 24 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 195 reserve categories in total, including 26 distinct asbestos reserving categories and 19 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 26 asbestos reserving categories and each of the 19 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

In selecting a recorded reserve, our management considers the range of results produced by the methods, and the strengths and weaknesses of the methods in relation to the data available and the specific characteristics of the portfolio under consideration. Trends in both our data and industry data are also considered in the reserve selection process. Recent trends or changes in the relevant tort and legal environments are also considered when assessing methodology results and selecting an appropriate recorded reserve amount for each portfolio.

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2008, we had net loss reserves of $748.5 million for asbestos-related claims and $97.9 million for environmental pollution-related claims. The following table provides an analysis of our gross and net loss and ALAE reserves from A&E exposures at year-end 2008, 2007 and 2006 and the movement in gross and net reserves for those years:

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)

Provisions for A&E claims and ALAE at January 1	$677,610	$419,977	$666,075	$389,086	$578,079	$385,021
A&E losses and ALAE incurred during the year	(54,337)	(14,448)	22,728	23,294	90,482	43,617
A&E losses and ALAE paid during the year	(58,916)	108,583	(57,184)	(25,457)	(80,333)	(60,635)
Provision for A&E claims and ALAE acquired during the year	379,613	332,309	45,991	33,054	77,847	21,083

Provision for A&E claims and ALAE at December 31	$943,970	$846,421	$677,610	$419,977	$666,075	$389,086

During 2008, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $113.3 million on a gross basis and increased by $94.1 million on a net basis. The reduction in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and a reduction in IBNR resulting from actuarial analysis of remaining liabilities. The increase in net reserves arose as a result of (i) the commutation of a substantial stop loss protection in one of our reinsurance entities which had the effect of reducing ceded A&E IBNR recoverable by $163.4 million; partially offset by (ii) a reduction in net reserves of $69.3 million which arose from successful commutations, policy buy-backs, generally favorable claims settlements and a reduction in IBNR resulting from actuarial analysis of remaining net liabilities. This commutation, which settled for a total amount receivable of $190.0 million (including $163.4 million related to A&E IBNR recoverable), resulted in net A&E losses and ALAE recovered during the year of $108.6 million.

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

During 2006, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities increased by $10.1 million on a gross basis and decreased by $17.0 million on a net basis. The increase in gross reserves arose from adverse incurred development and actuarial analysis of remaining liabilities from one particular insurance subsidiary of ours amounting to $104.7 million less claim settlements of $73.2 million. As the entity in question benefits from substantial reinsurance protection, the gross incurred loss of $104.7 million is reduced to $10.1 million on a net basis.

Asbestos continues to be the most significant and difficult mass tort for the insurance industry in terms of claims volume and expense. We believe that the insurance industry has been adversely affected by judicial interpretations that have had the effect of maximizing insurance recoveries for asbestos claims, from both a coverage and liability perspective. Generally, only policies underwritten prior to 1986 have potential asbestos exposure, since most policies underwritten after this date contain an absolute asbestos exclusion.

In recent years, especially from 2001 through 2003, the industry has experienced increasing numbers of asbestos claims, including claims from individuals who do not appear to be impaired by asbestos exposure. Since 2003, however, new claim filings have been fairly stable. It is possible that the increases observed in the early part of the decade were triggered by various state tort reforms (discussed immediately below). At this point, we cannot predict whether claim filings will return to pre-2004 levels, remain stable, or begin to decrease.

Since 2001, several U.S. states have proposed, and in many cases enacted, tort reform statutes that impact asbestos litigation by, for example, making it more difficult for a diverse group of plaintiffs to jointly file a single case, reducing “forum-shopping” by requiring that a potential plaintiff must have been exposed to asbestos in the state in which he/she files a lawsuit, or permitting consolidation of discovery. These statutes typically apply to suits filed after a stated date. When a statute is proposed or enacted, asbestos defendants often experience a marked increase in new lawsuits, as plaintiffs’ attorneys seek to file suit before the effective date of the legislation. Some of this increased claim volume likely represents an acceleration of valid claims that would have been brought in the future, while some claims will likely prove to have little or no merit. As many of these claims are still pending, we cannot predict what portion of the increased number of claims represent valid claims. Also, the acceleration of claims increases the uncertainty surrounding projections of future claims in the affected jurisdictions.

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

Much like tort reform, asbestos litigation reform has also spurred a significant increase in the number of lawsuits filed in advance of the law’s enactment. We cannot predict whether the drop off in the number of filed claims is due to the accelerated number of filings or an actual trend decline in alleged asbestos injuries.

Environmental Pollution Exposures

Environmental pollution claims represent another significant exposure for us. However, environmental pollution claims have been developing as expected over the past few years as a result of stable claim trends. Claims against Fortune 500 companies are generally declining, and while insureds with single-site exposures are still active, in many cases claims are being settled for less than initially anticipated due to improved site remediation technology and effective policy buy-backs.

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,255 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

Other Latent Exposures

While we do not view health hazard exposures such as silica and tobacco as becoming a material concern, recent developments in lead litigation have caused us to watch these matters closely. Recently, municipal and state governments have had success, using a public nuisance theory, pursuing the former makers of lead pigment for the abatement of lead paint in certain home dwellings. As lead paint was used almost exclusively into the early 1970’s, large numbers of old housing stock contain lead paint that can prove hazardous to people and, particularly, children. Although governmental success has been limited thus far, we continue to monitor developments carefully due to the size of the potential awards sought by plaintiffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Latent Claims” on page 67 for a further discussion of recent lead paint developments.

Investments

Investment Strategy and Guidelines

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Because of the unpredictable nature of losses that may arise under our insurance and reinsurance subsidiaries’ insurance or reinsurance policies and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. Except for that portion of our portfolio that is invested in non-investment grade securities, we generally follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and settlement of commutation payments.

As of December 31, 2008, we had cash and cash equivalents of $2.21 billion. Our cash and cash equivalent portfolio is comprised mainly of high-grade fixed deposits, commercial paper with maturities of less than three months and liquid reserve funds.

Our investment portfolio consists primarily of investment grade-rated, liquid, fixed-maturity securities of short-to-medium term duration, and mutual funds — 95.1% of our total investment portfolio as of December 31, 2008 consisted of investment grade securities. In addition, we have other investments, which are non-investment grade securities — these investments accounted for 4.9% of our total investment portfolio as of December 31, 2008. Assuming the commitments to the other investments were fully funded as of December 31, 2008 out of cash balances on hand at that time, the percentage of investments held in other than investment grade securities would increase to 12.2%.

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

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A significant portion of our non-investment grade securities consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile.

Investment Committee and Investment Manager

The investment committee of our board of directors supervises our investment activity. The investment committee regularly monitors our overall investment results which it ultimately reports to the board of directors.

We have engaged Goldman Sachs & Co, UBS, MEAG New York Corporation, AMP Capital and National Australia Bank to provide investment management services. On a fair value basis 87.9% of our fixed income portfolio is managed by these companies. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income.

Investment Portfolio

Accounting Treatment

Our investments primarily consist of fixed income securities. Our fixed income investments are comprised of available-for-sale, held to maturity and trading investments as defined in FAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Held to maturity investments are carried at their amortized cost and both the available-for-sale and trading investments are carried at their fair value on the balance sheet date. Unrealized holdings gains and losses on trading investments, which represent the difference between the amortized cost and the fair market value of securities, are recognized in realized gains and losses. Unrealized gains and losses on available-for-sale securities are recognized as part of other comprehensive income.

Composition as of December 31, 2008

As of December 31, 2008, our aggregate invested assets totaled approximately $3.5 billion. Aggregate invested assets include cash and cash equivalents, restricted cash and cash equivalents, fixed-maturity securities, equities, short-term investments and other investments.

The following table shows the types of securities in our portfolio, including cash equivalents, and their fair market values and amortized costs as of December 31, 2008:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in thousands of U.S. dollars)

Cash and cash equivalents(1)	$2,209,873	$—	$—	$2,209,873

U.S. government & agencies	437,181	12,404	(193)	449,392
Non-U.S. government securities	182,066	9,498	—	191,564
Corporate securities	588,086	3,869	(6,870)	585,085

Fixed income	1,207,333	25,771	(7,063)	1,226,041
Other investments	147,652	—	(87,415)	60,237
Equities	5,087	—	(1,340)	3,747

Total investments	1,360,072	25,771	(95,818)	1,290,025

Total cash & investments	$3,569,945	$25,771	$(95,818)	$3,499,898

(1)	Includes restricted cash and cash equivalents of $343.3 million

U.S. Government and Agencies

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed income obligations of non-U.S. governmental entities. These are comprised primarily of bonds issued by the Australian, United Kingdom, French, Canadian and German governments.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The largest single issuer of corporate securities in our portfolio was Goldman Sachs Group, which represented 4.3% of the aggregate amount of corporate securities on an amortized cost basis and had a credit rating of A by Standard & Poor’s, as of December 31, 2008.

Other Investments

In December 2005, we invested in New NIB, a Province of Alberta limited partnership, in exchange for an approximately 1.6% limited partnership interest. New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director of New NIB and is on the supervisory board of NIBC. Certain affiliates of J.C. Flowers I L.P., which is managed by J.C. Flowers & Co. LLC, of which Mr. Flowers and John J. Oros, our Executive Chairman, are managing directors, also participated in the acquisition of NIBC. Certain of our officers and directors made personal investments in New NIB.

We own a non-voting 7.0% membership interest in Affirmative Investment LLC, or Affirmative. J.C. Flowers I LP, a private investment fund formed by J.C. Flowers & Co. LLC, of which Mr. Flowers and Mr. Oros are managing directors, owns the remaining 93.0% interest in Affirmative. Affirmative owns approximately 51.2% of the outstanding stock of Affirmative Insurance Holdings, a publicly traded company.

We have a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2008, the capital contributed to GSC was $5.9 million, with the remaining commitment being $4.1 million. The $10.0 million represents 8.5% of the total commitments made to GSC.

In 2006 we committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2008, the capital contributed to the Flowers Fund was $96.0 million, with the remaining commitment being approximately $4.0 million. During 2008, we received $0.9 million in advisory service fees from the Flowers Fund.

During 2008 we committed to invest up to $100.0 million in the J.C. Flowers III L.P., or Fund III. As of December 31, 2008, the capital contributed to Fund III was $0.1 million, with the remaining commitment being $99.9 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC, of which Messrs. Flowers and Oros are managing directors.

On January 16, 2009, we committed to invest approximately $8.7 million in JCF III Co-invest I L.P., in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

Unrealized losses in our other investments of $87.4 million include writedowns during 2008 of $84.1 million in the fair value of our private equity investments. The writedowns were primarily related to mark-to-market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions, arising as a result of the current global credit and liquidity crises.

Equities

During 2007 we purchased two equity portfolios that invest in both small and large market capitalization publicly traded U.S. companies. The equity portfolios are actively managed by a third-party manager.

Ratings as of December 31, 2008

The investment ratings (provided by major rating agencies) for our fixed income investments held as of December 31, 2008 and the percentage of investments they represented on that date were as follows:

	December 31, 2008
			Percentage of
	Amortized	Fair Market	Total Fair
	Cost	Value	Market Value
	(in thousands of U.S. dollars)

U.S. government & agencies	$439,447	$451,658	36.8%
AAA or equivalent	405,780	415,245	33.9%
AA	187,092	187,771	15.3%
A or equivalent	150,387	148,383	12.1%
BBB and lower	24,627	22,984	1.9%

Total	$1,207,333	$1,226,041	100.0%

Maturity Distribution as of December 31, 2008

The maturity distribution for our fixed income investments held as of December 31, 2008 was as follows:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
	(in thousands of U.S. dollars)

Due within one year	$510,081	$1,205	$(105)	$511,181
Due after one year through five years	535,430	10,673	(3,735)	542,368
Due after five years through ten years	128,741	11,988	(2,050)	138,679
Due after ten years	33,081	1,905	(1,173)	33,813

Total	$1,207,333	$25,771	$(7,063)	$1,226,041

Investment Returns for the Years ended December 31, 2008 and 2007

Our investment returns for the years ended December 31, 2008 and 2007 were as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
	(in thousands of U.S. dollars)

Net investment income	$26,601	$64,087
Net realized (losses) gains	(1,655)	249

Net investment income and net realized (losses) gains	$24,946	$64,336

Effective annualized yield (1)	4.62%	4.57%

(1)	Effective annualized yield is calculated by dividing net investment income, excluding writedowns on other investments, by the average balance of aggregate cash and cash equivalents, equities and fixed income securities on a carrying value basis. Trading securities where the investment return is for the benefit of insureds and reinsurers are excluded from the calculation.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. We have a significant presence in Bermuda, the United Kingdom, Australia and, to a lesser extent, the United States and are subject to extensive regulation under the applicable statutes in these countries. A summary of the regulations governing us in these countries is set forth below.

Bermuda

As a holding company, we are not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended, or, together, the Insurance Act, regulate the insurance business of our operating subsidiaries in Bermuda and provide that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority, or BMA, under the Insurance Act. Insurance as well as reinsurance is regulated under the Insurance Act.

The Insurance Act also imposes on Bermuda insurance companies certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Our regulated Bermuda subsidiaries, which are incorporated to carry on general insurance and reinsurance business, are registered as Class 2, 3A, or 4 insurers in Bermuda and are regulated as such under the Insurance Act. These regulated Bermuda subsidiaries are not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that are not long-term business.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, each of our regulated Bermuda subsidiaries’ principal offices is at P.O. Box HM 2267, Windsor Place, 3rd Floor, 18 Queen Street, in Hamilton, Bermuda, and each of their principal representatives is Enstar Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless 30 days’ notice in writing is given to the BMA. It is the duty of the principal representative, forthwith on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA and, within 14 days of such notification, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

Independent Approved Auditor.  Every registered insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of our regulated Bermuda subsidiaries, are required to be filed annually with the BMA. In addition, the independent auditor of a Class 4 insurer is required to audit and report on the insurer’s financial statement, prepared under generally accepted accounting principles or international financial reporting standards, or GAAP financial standards. The independent auditor must be approved by the BMA and may be the same person or firm that audits our consolidated financial statements and reports for presentation to our shareholders. Our regulated Bermuda subsidiaries’ independent auditor is Deloitte & Touche, who also audits our consolidated financial statements.

Loss Reserve Specialist.  As a registered Class 2, 3A, or 4 insurer, each of our regulated Bermuda insurance and reinsurance subsidiaries is required, every year, to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements.  Each of our regulated Bermuda subsidiaries must prepare annual statutory financial statements, and the Class 4 insurer is required to prepare GAAP financial statements. The Insurance Act prescribes rules for the preparation and substance of the statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. Each of our regulated Bermuda subsidiaries is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under the Companies Act. As a general business insurer, each of our regulated Bermuda subsidiaries is required to submit to the BMA the annual statutory financial statements as part of the annual statutory financial return, and the Class 4 insurer is also required to submit GAAP financial statements. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA, but the GAAP financial statements are available for public inspection.

Annual Statutory Financial Return.  Each of our regulated insurance and reinsurance subsidiaries is required to file with the BMA a statutory financial return no later than six months, in the case of a Class 2, or four months in the case of a Class 3A or 4, after its fiscal year end unless specifically extended upon application to the BMA. The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer has complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers, like our regulated Bermuda insurance and reinsurance subsidiaries. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets that unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. Relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (i.e., liabilities that are not otherwise specifically defined).

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions.  Under the Insurance Act, the value of the general business assets of a Class 2, 3A, or 4 insurer, such as our regulated Bermuda subsidiaries, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Each of our regulated Bermuda subsidiaries is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

For Class 2 insurers:

•	$250,000;

•	20% of net premiums written (being gross premiums written less any premiums ceded by the insurer) if net premiums do not exceed $6,000,000 or $1,200,000 plus 10% of net premiums written in excess of $6,000,000; and

•	10% of net losses and loss expense reserves.

For Class 3A insurers:

•	$1,000,000;

•	20% of net premiums written (being gross premiums written less any premiums ceded by the insurer) if net premiums do not exceed $6,000,000 or $1,200,000 plus 15% of net premiums written in excess of $6,000,000; and

•	15% of net losses and loss expense reserves.

For Class 4 insurers:

•	$100,000,000;

•	50% of net premiums written (with credit for reinsurance ceded not exceeding 25% of gross premiums); and

•	15% of net discounted aggregate losses and loss expense reserves.

In addition, a Class 4 insurer must also meet an Enhanced Capital Requirement. Each year a Class 4 insurer is also required to file with the BMA a capital and solvency return within four months of its relevant fiscal year end (unless specifically extended). The prescribed form of capital and solvency return comprises the insurer’s Bermuda Solvency Capital Requirement model, a schedule of fixed income investments by rating categories, a schedule of net loss and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management and a schedule of fixed income securities.

Each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited from declaring or paying any dividends during any fiscal year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any fiscal year, each of our regulated Bermuda subsidiaries will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next fiscal year.

Each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Additionally, under the Companies Act, we and each of our regulated Bermuda subsidiaries may declare or pay a dividend, or make a distribution from contributed surplus, only if we have no reasonable grounds for believing that the subsidiary is, or will be after the payment, unable to pay its liabilities as they become due, or that the realizable value of its assets will thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of our regulated Bermuda insurance and reinsurance subsidiaries if the BMA believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct our regulated Bermuda insurance and reinsurance subsidiaries to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of those documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise the foregoing powers in relation to any company that is, or has at any relevant time been, (1) a parent company, subsidiary company or related company of that registered person, (2) a subsidiary company of a parent company of that registered person, (3) a parent company of a subsidiary company of that registered person or (4) a controlling shareholder of that registered person, which is a person who either alone or with any associate or associates, holds 50% or more of the shares of that registered person or is entitled to exercise, or control the exercise of, more than 50% of the voting power at a general meeting of shareholders of that registered person. If it appears to the BMA that there is a risk of a regulated Bermuda insurance and reinsurance subsidiary becoming insolvent, or that a regulated Bermuda insurance and reinsurance subsidiary is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct such subsidiary (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make certain investments, (4) to liquidate certain investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments and/or (7) to limit such subsidiary’s premium income.

Disclosure of Information.  In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require insurers and other persons to furnish information to the BMA. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda. Such powers are subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority that has requested assistance in connection with inquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with inquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda that a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Notification by Shareholder Controller of New or Increased Control.  Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date the person has knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

Objection to Existing Shareholder Controller.  For so long as we have as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of the ordinary shares if it appears to the BMA that the person is not, or is no longer fit and proper to be, such a holder. In such a case, the BMA may require the shareholder to reduce its holding of ordinary shares and direct, among other things, that such shareholder’s voting rights attaching to ordinary shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Certain Other Bermuda Law Considerations.  Although we are incorporated in Bermuda, we are classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to our non-resident status, we may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on our ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of our ordinary shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As “exempted” companies, neither we nor any of our regulated Bermuda subsidiaries may, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in certain business transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement that is required for our business and held for a term not exceeding 50 years, or that is used to provide accommodation or recreational facilities for our officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000, or (3) the carrying on of business of any kind for which we are not licensed in Bermuda, except in limited circumstances such as doing business with another exempted undertaking in furtherance of our business carried on outside Bermuda. Each of our regulated Bermuda subsidiaries is a licensed insurer in Bermuda, and, as such, may carry on activities from Bermuda that are related to and in support of its insurance business.

Ordinary shares may be offered or sold in Bermuda only in compliance with the provisions of the Investment Business Act 2003 of Bermuda, which regulates the sale of securities in Bermuda. In addition, the BMA must approve all issues and transfers of securities of a Bermuda exempted company. Where any equity securities (meaning shares that entitle the holder to vote for or appoint one or more directors or securities that by their terms are convertible into shares that entitle the holder to vote for or appoint one or more directors) of a Bermuda company are listed on an appointed stock exchange (which includes Nasdaq), the BMA has given general permission for the issue and subsequent transfer of any securities of the company from and/or to a non-resident for so long as any such equity securities of the company remain so listed.

The Bermuda government actively encourages foreign investment in “exempted” entities like us and our regulated Bermuda subsidiaries that are based in Bermuda, but which do not operate in competition with local businesses. We and our regulated Bermuda subsidiaries are not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax or to any foreign exchange controls in Bermuda.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holder of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. In 2004, the Bermuda government announced a new immigration policy limiting the duration of work permits to six years, with specified exemptions for “key” employees. The categories of “key” employees include senior executives (chief executive officers, presidents through vice presidents), managers with global responsibility, senior financial posts (treasurers, chief financial officers through controllers, specialized qualified accountants, quantitative modeling analysts), certain legal professionals (general counsels, specialist attorneys, qualified legal librarians and knowledge managers), senior insurance professionals (senior underwriters, senior claims adjusters), experienced/specialized brokers, actuaries, specialist investment traders/analysts and senior information technology engineers/managers. All of our executive officers who work in our Bermuda office have obtained work permits.

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

Certain of our regulated U.K. subsidiaries, as authorized insurers, would be able to operate throughout the European Union, subject to certain regulatory requirements of the FSA and in some cases, certain local regulatory requirements. An insurance company with FSA authorization to write insurance business in the United Kingdom can seek consent from the FSA to allow it to provide cross-border services in other member states of the E.U. As an alternative, FSA consent may be obtained to establish a branch office within another member state. Although in run-off, our regulated U.K. subsidiaries remain regulated by the FSA, but may not underwrite new business.

As FSA authorized insurers, the insurance and reinsurance businesses of our regulated U.K. subsidiaries are subject to close supervision by the FSA. The FSA has implemented specific requirements for senior management arrangements, systems and controls of insurance and reinsurance companies under its jurisdiction, which place a strong emphasis on risk identification and management in relation to the prudential regulation of insurance and reinsurance business in the United Kingdom.

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

Solvency Requirements.  The Integrated Prudential Sourcebook requires that insurance companies maintain a required solvency margin at all times in respect of any general insurance undertaken by the insurance company. The calculation of the required margin in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the required solvency margin is set out in the Integrated Prudential Sourcebook, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Integrated Prudential Sourcebook. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For fiscal years ending on or after January 1, 2004, the calculation of the required solvency margin has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required solvency margin of our regulated U.K. subsidiaries. We continuously monitor the solvency capital position of the U.K. subsidiaries and maintains capital in excess of the required solvency margin.

Insurers are required to calculate an Enhanced Capital Requirement, or ECR, in addition to their required solvency margin. This represents a more risk-sensitive calculation than the previous required solvency margin requirements and is used by the FSA as its benchmark in assessing its Individual Capital Adequacy Standards. Insurers must maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives Individual Capital Guidance, or ICG, regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. We calculated the ECR for our regulated U.K. subsidiaries for the period ended December 31, 2007 and submitted those calculations in March 2008 to the FSA as part of their statutory filings. The ECR calculations for its regulated U.K. subsidiaries for the year ended December 31, 2008 will be submitted by no later than March 31, 2009.

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

Restrictions on Dividend Payments.  U.K. company law prohibits our regulated U.K. subsidiaries from declaring a dividend to their shareholders unless they have “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s required solvency margin within its jurisdiction. The FSA’s rules require our regulated U.K. subsidiaries to obtain FSA approval for any proposed or actual payment of a dividend.

Reporting Requirements.  U.K. insurance companies must prepare their financial statements under the Companies Act of 1985 (as amended), which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) of the company’s year end. Our regulated U.K. insurance subsidiaries are also required to submit abridged quarterly information to the FSA.

Supervision of Management.  The FSA closely supervises the management of insurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.

Change of Control.  FSMA regulates the acquisition of “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired “control” of our regulated U.K. subsidiaries.

Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have three months to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against us by the FSA.

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

Passporting.  European Union directives allow our regulated U.K. subsidiaries to conduct business in European Union states other than the United Kingdom in compliance with the scope of permission granted these companies by the FSA without the necessity of additional licensing or authorization in other European Union jurisdictions. This ability to operate in other jurisdictions of the European Union on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Insurers may operate outside their home member state either on a “services” basis or on an “establishment” basis. Operating on a “services” basis means that the company conducts permitted businesses in the host state without having a physical presence there, while operating on an “establishment” basis means the company has a branch or physical presence in the host state. In both cases, a company remains subject to regulation by its home regulator, and not by local regulatory authorities, although the company nonetheless may have to comply with certain local rules. In addition to European Union member states, Norway, Iceland and Liechtenstein (members of the broader European Economic Area) are jurisdictions in which this passporting framework applies.

Australia

In Australia, four of our subsidiaries are companies with Insurance Act 1973 authorizations. Three of these companies are insurance companies authorized to conduct run-off business and one is a non-operating holding company. In addition, we have four Australian registered companies not authorized to conduct insurance business, but which provide services to the authorized entities.

Regulators.  The non-operating holding company and the authorized insurers are regulated and are subject to prudential supervision by the Australian Prudential Regulation Authority, or APRA. APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973, or the 1973 Act. In addition, all companies, including the non-authorized entities, must comply with the Corporations Act 2001 and its primary regulator the Australian Securities and Investments Commission, or ASIC.

APRA was established in 1998 as an independent body to supervise banks, credit unions, building societies, general insurance and reinsurance companies, life insurance, friendly societies, and most members of the superannuation industry. APRA’s supervisory role over these institutions includes licensing, conducting on-site operational reviews, assessing risk, responding to queries and collecting data. In addition, APRA enforces and administers the 1973 Act and promulgates Prudential Standards to regulate the industries it supervises.

ASIC is Australia’s corporate, markets and financial services regulator. In 2001, the Financial Services Reform Act 2001 amended Chapter 7 of the Corporations Act 2001 and the reforms came into force, after a transitional period, in March 2004. These reforms, as they relate to insurance and insurers, are intended to promote: confident and informed decision making by consumers of insurance products and services while facilitating efficiency, flexibility and innovation in the provision of those products and services; fairness, honesty and professionalism by those who provide insurance services; and fair, orderly and transparent markets for insurance products.

APRA and ASIC entered into a Memorandum of Understanding in June 2004. The objective of the Memorandum was to set out the framework for co-operation between the two agencies in areas of common interest and to set out the responsibilities of each entity. The Memorandum outlined APRA’s responsibilities as the prudential supervisor of the financial services industry and ASIC’s responsibilities as the body that would be monitoring, regulating and enforcing the Corporations Act and the Financial Services Reform Act and promoting market integrity.

APRA’s powers.  The 1973 Act prescribes APRA’s powers in respect of the authorization and prudential supervision of general insurers. The 1973 Act aims to protect the interests of policy holders and prospective policy holders under insurance policies in ways that are consistent with the continued development of a viable, competitive and innovative insurance industry.

APRA’s enforcement and disciplinary powers under the 1973 Act include powers to: (a) revoke the authorization of a general insurer or authorized non-operating holding company; (b) remove a director or senior manager of a general insurer, authorized non-operating holding company or corporate agent; (c) determine prudential standards; (d) monitor prudential matters; (e) collect information from auditors and actuaries; (f) remove auditors and actuaries; (g) investigate general insurers and unauthorized insurance matters; (h) apply to have a general insurer wound up; (i) determine insolvent insurer’s liabilities in respect of early claims; (j) direct Lloyd’s underwriters to not issue or renew policies; and (k) make directions in certain circumstances.

Conducting Insurance Business in Australia.  The 1973 Act only permits APRA authorized bodies corporate and Lloyd’s underwriters to carry on general insurance business in Australia. Those entities authorized to conduct insurance business in Australia are classified into the following categories:

•	Category A insurer — an insurer incorporated in Australia that does not fall within any of the other categories of insurer;

•	Category B insurer — an insurer incorporated in Australia that is also a subsidiary of a local or foreign insurance group;

•	Category C insurer — “a foreign general insurer,” which is a foreign insurer operating as a foreign branch in Australia;

•	Category D insurer — an insurer incorporated in Australia that is owned by an industry or a professional association, or by the members of the industry or professional association or a combination of both; and only underwrites business risk of the members of the association or those who are eligible to become members. Medical indemnity insurers are not included in this definition; or

•	Category E insurer — an insurer incorporated in Australia that is a corporate captive or a partnership captive. Category E insurers are often referred to as “sole parent captives.”

Foreign-owned subsidiaries and foreign general insurers must be authorized by APRA to conduct business in Australia and are subject to similar legislative and prudential requirements as Australian owned and incorporated insurers.

Ownership and control.  The Financial Sector (Shareholdings) Act 1998 governs the ownership of insurers in Australia. The interest of an individual shareholder or a group of associated shareholders in an insurer is generally limited to 15% of the insurer’s voting shares. A higher percentage limit may be approved by the Treasurer of the Commonwealth of Australia on national interest grounds.

The Insurance Acquisitions and Takeovers Act 1991 governs the control of and compulsory notification of proposals relating to both the acquisition and lease of Australian-registered insurance companies. All acquisition or lease proposals must be notified to the Minister for Revenue, with authority delegated to APRA, who has the discretion to make a “permanent restraining order” or “go ahead decision” regarding the proposal.

Compliance and Governance.  Section 32 of the 1973 Act authorizes APRA to determine, vary and revoke prudential standards that impose different requirements to be complied with by different classes of general insurers, authorized non-operating holding companies and their respective subsidiaries. Presently APRA has issued prudential standards that apply to general insurers in relation to capital adequacy, the holding of assets in Australia, risk management, business continuity management, reinsurance management, outsourcing, audit and actuarial reporting and valuation, the transfer and amalgamation of insurance businesses, governance, and the fit and proper assessment of the insurer’s responsible persons.

Capital Adequacy.  APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements to enable its insurance obligations to be met under a wide range of circumstances. This requires authorized insurers to hold eligible capital in excess of the minimum capital requirement. This amount may be determined using the prescribed method or an internal model based method. APRA has determined that two tiers of capital may be deemed eligible capital and may be used to determine an insurer’s capital base. Tier 1 capital comprises the highest quality capital components and Tier 2 capital includes other components that fall short of the quality of Tier 1 capital but still contribute to the overall strength of the insurer. As part of the determination of the proper capital adequacy using the prescribed method, insurers must determine and consider whether or not they must apply prudentially required investment risk charges, insurance risk capital charges and concentration risk capital charges to their capital amount for the purposes of determining the applicable minimum capital requirements.

Capital Releases.  An insurer must obtain APRA’s written consent prior to making any planned reductions in its capital.

A reduction in an insurer’s capital includes, but is not limited to:

•	a share buyback;

•	the redemption, repurchase or early repayment of any qualifying Tier 1 and Tier 2 capital instruments issued by the insurer or a special purpose vehicle;

•	trading in the insurer’s own shares or capital instruments outside of any arrangement agreed upon with APRA;

•	payment of dividends on ordinary shares that exceeds an insurer’s after-tax earnings, after including payments on more senior capital instruments, in the financial year to which they relate; and

•	dividend or interest payments (whether whole or partial) on specific types of Tier 2 and Tier 1 capital that exceed an insurer’s after-tax earnings, including any payments made on more senior capital instruments, calculated before any such payments are applied in the financial year to which they relate.

An Australian insurer in run-off must provide APRA a valuation prepared by the appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release.

Assets in Australia.  The 1973 Act and APRA require that all insurers are required to maintain assets in Australia at least equal to their liabilities in Australia and foreign insurers are required to maintain assets in Australia that exceed their liabilities in Australia by an amount that is greater than their minimum capital requirements.

Audit and Actuarial Reporting Requirements.  APRA requires insurers to submit data in accordance with the reporting standards under the Financial Sector (Collection of Data) Act 1988. Insurers must provide quarterly returns and annual audited returns to APRA. Insurers in run-off must provide a run-off plan annually. Insurance contract transactions are accounted for on a “prospective accounting basis,” which results in all premium revenue, acquisition costs and reinsurance expenses being recorded directly into profit and loss.

APRA requires all insurers, except for small insurers (those insurers with less than $20 million of gross insurance liabilities and no material long-tail insurance liabilities) to appoint an actuary. These insurers must obtain an annual insurance liability valuation report, or ILVR, and financial condition report from the appointed actuary. Although an appointed actuary for an insurer in run-off need not provide a financial condition report, he or she must provide a report setting out his or her review of the insurer’s required run-off plan.

The ILVR must be peer reviewed by another actuary. Insurance liabilities are to be determined as central estimates on a discounted basis plus a risk margin assessed at a 75% level of sufficiency.

APRA requires all insurers to appoint an auditor. The auditor must prepare a certificate in relation to the insurer’s annual APRA reporting requirements and prepare a report annually about the systems, procedures and controls within the insurer.

Section 334 of the Corporations Act 2001 provides that the Australian Accounting Standards Board may make accounting standards for the purposes of the Corporations Act. The relevant standards are Accounting Standards AASB 4 (Insurance) and AASB 1023 (General Insurance Contracts).

Outsourcing.  APRA requires that all outsourcing arrangements of material business activities must be documented in the form of written contracts except for some intra-group arrangements. An insurer must consult with APRA prior to entering into outsourcing arrangements where the service and the entity providing the service are located outside of Australia. Insurers are also required to maintain a policy relating to outsourcing that ensures there is sufficient monitoring of the outsourced activities.

SOARS and PAIRS.  APRA maintains two risk assessment, supervisory and response tools to assist APRA with its risk-based approach to supervision. The Probability and Impact Ratings System, or PAIRS, is APRA’s risk assessment model and is divided into two dimensions, the probability and impact of the failure of an APRA regulated insurer. The PAIRS risk assessment involves an assessment of the following categories: board, management, risk governance, strategy and planning; liquidity risk; operational risk; credit risk; market and investment risk; insurance risk; capital coverage/surplus risk; earnings; and access to additional capital. The assessment of these categories involves consideration of four key factors: inherent risk, management and control, net risk and capital support. APRA does not publish insurer’s PAIRS ratings, but does make them available to the insurer.

The Supervisory Oversight and Response System, or SOARS, is used to determine the regulatory response based on the PAIRS risk assessment. An insurer may have a SOARS supervision stance of normal, oversight, mandated improvement or restructure. APRA does not publish insurer’s SOARS ratings, but does make them available to the insurer.

Australian Prudential Framework and Australian Accounting Standards Board.  APRA maintains a prudential framework that requires the maintenance and collection of certain financial information. In certain circumstances the collection of this information is categorized differently that the manner prescribed by the Australian Accounting Standards Board, or AASB, in the Accounting Standards. AASB’s standards are based on the matching concept whereas the APRA prudential framework is based on perspective accounting. While there are differences between the two methods, those differences do not apply to our Australian subsidiaries for a variety of reasons, such as going concern issues and the current assets held by those entities.

United States

As of December 31, 2008, we own or control three property and casualty insurance companies domiciled in the U.S., our U.S. Insurers, all of which are in run off.

General.  In common with other insurers, our U.S. Insurers are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third-party transactions, require prior regulatory approval from, or prior notice to, the applicable regulator under certain circumstances. Regulatory authorities also conduct periodic financial, claims and market conduct examinations. Finally, our U.S. Insurers are also subject to the general laws of the jurisdictions in which they do business. Certain insurance regulatory requirements are highlighted below.

Insurance Holding Company Systems Acts.  State insurance holding company system statutes and related regulations provide a regulatory apparatus that is designed to protect the financial condition of domestic insurers operating within a holding company system. All insurance holding company statutes and regulations require disclosure and, in some instances, prior approval or non-disapproval of material transactions involving the domestic insurer and an affiliate. These transactions typically include sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, service agreements, guarantees and investments between an insurance company and its affiliates, involving in the aggregate specified percentages of an insurance company’s admitted assets or policyholders surplus, or dividends that exceed specified percentages of an insurance company’s surplus or income.

The state insurance holding company system statutes and regulations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, any of the other direct or indirect parents of any of our U.S. Insurers, or any of our U.S. Insurers, including through transactions, and in particular unsolicited transactions, that we or our shareholders might consider to be desirable.

Before a person can acquire control of a domestic insurer or reinsurer or any person controlling such insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer or person controlling the domestic insurer, the state insurance commissioner of the jurisdiction in which the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes and regulations provide that “control” over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls a domestic insurer. Florida statutes create a presumption of control when any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 5% or more of the voting securities or securities convertible into voting securities of the domestic insurer or person controlling a domestic insurer.

Because a person acquiring 5% or more of our ordinary shares would be presumed to acquire control of Capital Assurance, which is domiciled in Florida, and because a person acquiring 10% or more of our ordinary shares would be presumed to acquire control of the other U.S. Insurers, the U.S. insurance change of control laws will likely apply to such transactions.

Typically, the holding company statutes and regulations will also require each of our U.S. Insurers periodically to file information with state insurance regulatory authorities, including information concerning capital structure, ownership, financial condition and general business operations.

Regulation of Dividends and other Payments from Insurance Subsidiaries.  The ability of a U.S. insurer to pay dividends or make other distributions is subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, dividends may only be paid out of earned surplus and may not exceed specified levels. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to security holders. Any return of capital from a U.S. insurance company would require prior approval of the domestic regulators.

The dividend limitations imposed by state insurance laws are based on statutory financial results, determined by using statutory accounting practices that differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. In connection with the acquisition of a U.S. insurer, insurance regulators in the United States often impose, as a condition to the approval of the acquisition, additional restrictions on the ability of the U.S. insurer to pay dividends or make other distributions for specified periods of time.

Accreditation.  The National Association of Insurance Commissioners, or the NAIC, has instituted its Financial Regulatory Standards and Accreditation Program, or FRSAP, in response to federal initiatives to regulate the business of insurance. FRSAP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRSAP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these laws and regulations in order to become an “accredited” state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state. The respective states in which our U.S. Insurers are domiciled, except New York, are accredited states. Because the New York Insurance Department is not accredited, no other state should be required to accept its examinations, although states have generally agreed to accept the New York Insurance Department’s examinations. Still, there can be no assurance they will do so in the future if the New York Insurance Department remains unaccredited.

Insurance Regulatory Information System Ratios.  The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report four or more unusual values are generally targeted for regulatory review. For 2008, certain of our U.S. Insurers generated IRIS ratios that were outside of the usual ranges. Only Stonewall and Seaton have been subject to any increased regulatory review, but there is no assurance that our other U.S. Insurer will not be subject to increased scrutiny in the future.

Risk-Based Capital Requirements.  In order to enhance the regulation of insurer solvency, the NAIC adopted in December 1993 a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements change from time to time and are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

•	underwriting, which encompasses the risk of adverse loss developments and inadequate pricing;

•	declines in asset values arising from credit risk; and

•	declines in asset values arising from investment risks.

Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy.

Under the approved formula, an insurer’s statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary. Below this threshold are four distinct action levels at which a regulator can intervene with increasing degrees of authority over an insurer as the ratio of surplus to risk-based capital requirement decreases. The four action levels include:

•	insurer is required to submit a plan for corrective action;

•	insurer is subject to examination, analysis and specific corrective action;

•	regulators may place insurer under regulatory control; and

•	regulators are required to place insurer under regulatory control.

Some of our U.S. Insurers have risk-based capital levels that are below required levels and are subject to increased regulatory scrutiny and control by their domestic insurance regulator.

Guaranty Funds and Assigned Risk Plans.  Most states require all admitted insurance companies to participate in their respective guaranty funds that cover various claims against insolvent insurers. Solvent insurers licensed in these states are required to cover the losses paid on behalf of insolvent insurers by the guaranty funds and are generally subject to annual assessments in the state by its guaranty fund to cover these losses. Some states also require admitted insurance companies to participate in assigned risk plans, which provide coverage for automobile insurance and other lines for insureds that, for various reasons, cannot otherwise obtain insurance in the open market. This participation may take the form of reinsuring a portion of a pool of policies or the direct issuance of policies to insureds. The calculation of an insurer’s participation in these plans is usually based on the amount of premium for that type of coverage that was written by the insurer on a voluntary basis in a prior year. Participation in assigned risk pools tends to produce losses which result in assessments to insurers writing the same lines on a voluntary basis. Our U.S. Insurers may be subject to guaranty fund assessments and may participate in assigned risk plans.

Credit for Reinsurance.  Licensed reinsurers in the United States are subject to insurance regulation and supervision that is similar to the regulation of licensed primary insurers. However, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and terms of which generally are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers. A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

•	if the reinsurer is licensed in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	if the reinsurer is an “accredited” or otherwise approved reinsurer in the state in which the primary insurer is domiciled or, in some instances, in certain states in which the primary insurer is licensed;

•	in some instances, if the reinsurer (1) is domiciled in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and (2) meets financial requirements; or

•	if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are secured appropriately, typically through the posting of a letter of credit for the benefit of the primary insurer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

As a result of the requirements relating to the provision of credit for reinsurance, our U.S. Insurers and our insurers domiciled outside the U.S., when reinsuring risks from cedents domiciled or licensed in U.S. jurisdictions in which our reinsurers are not domiciled or admitted, may be indirectly subject to some regulatory requirements imposed by jurisdictions in which ceding companies are licensed. Because our non-U.S. insurers are not licensed, accredited or otherwise approved by or domiciled in any state in the U.S., and because our U.S. Insurers are not admitted in all U.S. jurisdictions, primary insurers are only willing to cede business to such insurers if we provide adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchased. Such security may be provided by various means, including the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer.

Statutory Accounting Principles.  Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

U.S. GAAP is concerned with a company’s solvency, but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.

Statutory accounting practices established by the NAIC and adopted, in part, by state insurance departments, will determine, among other things, the amount of statutory surplus and statutory net income of our U.S. Insurers, which will affect, in part, the amount of funds they have available to pay dividends to us.

Federal Regulation.  We are subject to numerous federal regulations, including the Securities Act of 1933, the Securities Exchange Act of 1934, or the Exchange Act, and other federal securities laws. As we continue with our business, including the run-off of our insurance companies, we must monitor our compliance with these laws, including our maintenance of any available exemptions from registration as an investment company under the Investment Company Act of 1940. Any failure to comply with these laws or maintain our exemption could have a material adverse effect on our operations and on the market price of our ordinary shares.

Although state regulation is the dominant form of U.S. regulation for insurance and reinsurance business, from time to time Congress has shown concern over the adequacy and efficiency of the state regulation. It is not possible to predict the future impact of any potential federal regulations or other possible laws or regulations on our U.S. subsidiaries’ capital and operations, and such laws or regulations could materially adversely affect their business.

Other

In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in various other countries, including Belgium and Switzerland, and in the future could acquire new subsidiaries in other countries. Our subsidiaries in these other jurisdictions are also regulated. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. While the degree and type of regulation to which we are subject in each country may differ, regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.

Competition

We compete in international markets with domestic and international reinsurance companies to acquire and manage reinsurance companies in run-off. The acquisition and management of reinsurance companies in run-off is highly competitive. Some of these competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the reinsurance industry, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements.

Employees

As of December 31, 2008, we had approximately 292 employees, 5 of whom were executive officers. All non-Bermudian employees who operate out of our Bermuda office are subject to approval of any required work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Available Information

We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the U.S. Securities and Exchange Commission’s website at http://www.sec.gov. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics and the governing charters for the audit and compensation committees of our Board of Directors are available free of charge on our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. In particular, continued deterioration in the public debt and equity markets could lead to additional investment losses. The severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, has resulted in significant unrealized losses in our investment portfolio. Depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As a result, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition. Disruptions, uncertainty and volatility in the global credit markets may also impact our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. There can be no assurance that current market conditions will improve in the near future.

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

The effects of emerging claims and coverage issues may result in increased provisions for loss reserves and reduced profitability in our insurance and reinsurance subsidiaries. Such adverse business issues may also reduce the level of incentive-based fees generated by our consulting operations. Adverse global economic conditions, such as rising interest rates and volatile foreign exchange rates, may cause widespread failure of our insurance and reinsurance subsidiaries’ reinsurers to satisfy their obligations, as well as failure of companies to meet their obligations under debt instruments held by our subsidiaries. If the run-off industry becomes more attractive to investors, competition for runoff acquisitions and management and consultancy engagements may increase and, therefore, reduce our ability to continue to make profitable acquisitions or expand our consultancy operations. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.

Our inability to successfully manage our portfolio of insurance and reinsurance companies in run-off may adversely impact our ability to grow our business and may result in losses.

We were founded to acquire and manage companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our insurance and reinsurance companies in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, will not be sufficient to cover future losses and the cost of run-off. Because our companies in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2008, our gross reserves for losses and loss adjustment expense totaled $2.80 billion, and our reinsurance receivables totaled $672.7 million.

In order for us to achieve positive operating results, we must first price acquisitions on favorable terms relative to the risks posed by the acquired businesses and then successfully manage the acquired businesses. Our inability to price acquisitions on favorable terms, efficiently manage claims, collect from reinsurers and control run-off expenses could result in us having to cover losses sustained under assumed policies with retained earnings, which would materially and adversely impact our ability to grow our business and may result in material losses.

If our insurance and reinsurance subsidiaries’ loss reserves are inadequate to cover their actual losses, our insurance and reinsurance subsidiaries’ net income and capital and surplus would be reduced.

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $242.1 million, $24.5 million and $31.9 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. Although this recent experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, our insurance and reinsurance subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net income and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because our subsidiaries’ loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities. At December 31, 2008, our insurance and reinsurance companies had recorded gross A&E loss reserves of $944.0 million, or 35.5% of the total gross loss reserves. Net A&E loss reserves at December 31, 2008 amounted to $846.4 million, or 35.2% of total net loss reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing A&E claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 10.

Our insurance and reinsurance subsidiaries’ reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so. As of December 31, 2008, the balances receivable from reinsurers amounted to $672.7 million, of which $254.2 million was associated with two reinsurers with Standard & Poor’s credit ratings of AA-. In addition, many reinsurance companies have been negatively impacted by the deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline as a result of market fluctuations and economic conditions.

We derive a significant portion of our income from our invested assets. The net investment income that our subsidiaries realize from investments in fixed-income securities will generally increase or decrease with interest rates. The fair market value of our subsidiaries’ fixed-income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates and can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The fair market value of our subsidiaries’ fixed-income securities classified as trading or available-for-sale in our subsidiaries’ investment portfolios amounted to $627.4 million at December 31, 2008. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Permanent impairments in the value of our subsidiaries’ fixed-income securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may reduce our net income or cause us to incur a loss.

In addition to fixed-income securities, we have invested, and may from time to time continue to invest, in limited partnerships, limited liability companies and equity funds. These and other similar investments may be illiquid. As of December 31, 2008, we had an aggregate of $60.2 million of such investments. In 2008, we wrote down the fair value of our private equity investments by $84.1 million primarily due to mark-to-market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions, arising as a result of the current global credit and liquidity crisis. For more information, see “Business — Investment Portfolio” on page 23.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses. We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly Australian dollars, Euros, British pounds and other European currencies, into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from year to year. For the year ended December 31, 2008, we recorded foreign exchange losses of $15.0 million due in part to our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit. We also recorded cumulative translation adjustment losses of $51.0 million primarily due to the Gordian acquisition and the effect of the decrease in Australian to U.S. dollar foreign exchange rates upon conversion of Gordian’s net Australian dollar assets to U.S. dollars. As of the date of the acquisition, we concluded that Gordian’s functional currency was Australian dollars.

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

Our past and future acquisitions may expose us to operational risks such as cash flow shortages, challenges to recruit appropriate levels of personnel, financial exposures to foreign currencies, additional integration costs and management time and effort.

We have made several acquisitions and may in the future make additional strategic acquisitions, either of other companies or selected portfolios of insurance or reinsurance in run-off. These acquisitions may expose us to operational challenges and risks, including:

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	funding cash flow shortages that may occur if expenses are greater than anticipated;

•	the value of assets being lower than expected or diminishing because of credit defaults or changes in interest rates, or liabilities assumed being greater than expected;

•	integrating financial and operational reporting systems, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our Exchange Act reporting requirements;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	obtaining management personnel required for expanded operations; and

•	the assets and liabilities we may acquire may be subject to foreign currency exchange rate fluctuation.

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

The reinsurance industry historically has been subject to significant fluctuations and uncertainties. Factors that affect the industry in general may also cause our operating results to fluctuate. The industry’s profitability may be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may affect the ultimate payout of loss amounts and the costs of administering books of reinsurance business;

•	volatile and unpredictable developments, such as those that have occurred recently in the world-wide financial and credit markets, which may adversely affect the recoverability of reinsurance from our reinsurers;

•	changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers’ liability; and

•	the overall level of economic activity and the competitive environment in the industry.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 10.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws of a number of jurisdictions, and compliance with legal and regulatory requirements is expensive. These laws limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency requirements and require them to maintain reserves. Failure to comply with these laws may subject our subsidiaries to fines and penalties and restrict them from conducting business. The application of these laws may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2008, the required statutory capital and surplus of our insurance and reinsurance companies amounted to $411.7 million compared to the actual statutory capital and surplus of $985.4 million. As of December 31, 2008, $357.2 million of our total investments of $1.28 billion were not admissible for statutory solvency purposes. Of the $357.2 million of investments not admissible for statutory solvency purposes, $122.6 million was attributable to Unionamerica related proceeds on settlement of a commutation prior to our acquisition of Unionamerica, which were deposited in a trust account that had counter-party lawsuits. Subsequent to year-end, those funds were moved and are now fully admissible for statutory solvency purposes.

The insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the U.S. Securities and Exchange Commission, or the SEC, concerning certain practices within the insurance industry. These practices include the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these investigations and have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.

If we fail to comply with applicable insurance laws and regulations, we may be subject to disciplinary action, damages, penalties or restrictions that may have a material adverse effect on our business.

Our subsidiaries may not have maintained or be able to maintain all required licenses and approvals or that their businesses fully comply with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, place one of more of them into rehabilitation or liquidation proceedings, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future engagements to manage companies and portfolios in run-off.

Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries.

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia, by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. A solvent scheme of arrangement is an arrangement between a company and its creditors or any class of them. For a solvent scheme of arrangement to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the solvent scheme arrangement. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a solvent scheme of arrangement. Once the solvent scheme of arrangement has been approved by the statutory majority of voting creditors of the company it requires the sanction of the local court at a hearing at which creditors may appear. The court must be satisfied that the scheme is fair.

In July 2005, the case of British Aviation Insurance Company, or BAIC, was the first solvent scheme of arrangement to fail to be sanctioned by the English High Court, following opposition by certain creditors. The primary reason for the failure of the BAIC arrangement was the failure to adequately provide for different classes of creditors to vote separately on the arrangement. It was thought at the time that the BAIC judgment might signal the decline of solvent schemes of arrangement. However, since BAIC, approximately 30 solvent schemes of arrangement have been sanctioned, such that the prevailing view is that the BAIC judgment was very fact-specific to the case in question, and solvent schemes generally should continue to be promoted and sanctioned as a viable means for achieving finality for our insurance and reinsurance subsidiaries. Following the BAIC judgment, insurance and reinsurance companies must now take more care in drafting a solvent scheme of arrangement to fit the circumstances of the company including the determination of the appropriate classes of creditors. Should a solvent scheme of arrangement promoted by any of our insurance or reinsurance subsidiaries fail to receive the requisite approval by creditors or sanction by the court, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete. We rely substantially upon the services of Dominic F. Silvester, our Chief Executive Officer, Paul J. O’Shea and Nicholas A. Packer, our Executive Vice Presidents and Joint Chief Operating Officers, Richard J. Harris, our Chief Financial Officer, John J. Oros, our Executive Chairman, and our subsidiaries’ executive officers and directors to identify and consummate the acquisition of insurance and reinsurance companies and portfolios in run-off on favorable terms and to implement our run-off strategy. Each of Messrs. Silvester, O’Shea, Packer, Oros and Harris has an employment agreement with us. In addition to serving as our Executive Chairman, Mr. Oros is a managing director of J.C. Flowers & Co. LLC, an investment firm specializing in privately negotiated equity and equity related investments in the financial services industry. Mr. Oros splits his time commitment between us and J.C. Flowers & Co. LLC, with the expectation that Mr. Oros will spend approximately 50% of his working time with us; however, there is no minimum work commitment set forth in our employment agreement with Mr. Oros. J. Christopher Flowers, one of our directors and one of our largest shareholders, is a Managing Director of J.C. Flowers & Co. LLC. We believe that our relationships with Mr. Oros and Mr. Flowers and their affiliates provide us with access to additional acquisition and investment opportunities, as well as sources of co-investment for acquisition opportunities that we do not have the resources to consummate on our own. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, including in particular Mr. Oros and Mr. Flowers, or their affiliates, could have a material adverse effect on our business.

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

In addition to acquiring insurance and reinsurance companies in run-off, we have entered into several management agreements with third parties to manage their companies or portfolios of business in run-off. The terms of these management engagements typically include incentive payments to us based on our ability to successfully manage the run-off of these companies or portfolios. We may not be able to accomplish our objectives for these engagements as a result of unforeseen circumstances such as the length of time for claims to develop, the extent to which losses may exceed reserves, changes in the law that may require coverage of additional claims and losses, our ability to commute reinsurance policies on favorable terms and our ability to manage run-off expenses. If we are not successful in meeting our objectives for these management engagements, we may not receive incentive payments under our management agreements, which could adversely impact our financial results, and we may not win future engagements to provide these management services, which could slow the growth of our business. Consulting fees generated from management agreements amounted to $25.2 million, $31.9 million and $33.9 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

Risks Relating to Ownership of Our Ordinary Shares

Our stock price may experience volatility, thereby causing a potential loss of value to our investors.

The market price for our ordinary shares may fluctuate substantially due to, among other things, the following factors:

•	announcements with respect to an acquisition or investment;

•	changes in the value of our assets;

•	our quarterly operating results;

•	sales, or the possibility or perception of future sales, by our existing shareholders;

•	changes in general conditions in the economy and the insurance industry;

•	the financial markets; and

•	adverse press or news announcements.

A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of Messrs. Flowers, Silvester, Packer and O’Shea, Trident II, L.P. and its affiliates, or Trident, and Beck Mack & Oliver LLC, or Beck Mack, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of February 26, 2009, Messrs. Flowers, Silvester, Packer and O’Shea, Trident and Beck Mack beneficially owned approximately 11.36%, 16.83%, 5.36%, 5.47%, 9.99% and 7.58%, respectively, of our outstanding ordinary shares. Although they do not act as a group, Trident, Beck Mack and each of Messrs. Flowers, Silvester, Packer and O’Shea exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares. For further information on aspects of our bye-laws that may discourage changes of control of Enstar, see “— Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management” below.

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

These bye-law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise. These provisions may encourage persons seeking to acquire control of us to negotiate with our directors, which we believe would generally best serve the interests of our shareholders. However, these provisions may have the effect of discouraging a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, these bye-law provisions may prevent the removal of our current board of directors and management. To the extent these provisions discourage takeover attempts, they may deprive shareholders of opportunities to realize takeover premiums for their shares or may depress the market price of the shares.

The market value of our ordinary shares may decline if large numbers of shares are sold, including pursuant to existing registration rights.

We have entered into a registration rights agreement with Trident, Mr. Flowers and Mr. Silvester and certain other of our shareholders. This agreement provides that Trident, Mr. Flowers and Mr. Silvester may request that we effect a registration statement under the Securities Act of certain of their ordinary shares. In addition, they and the other shareholders party to the agreement have “piggyback” registration rights, which may result in their participation in an offering initiated by us. As of the date of this filing, an aggregate of 4,793,873 ordinary shares held by Trident, Mr. Flowers and Mr. Silvester are subject to the agreement. By exercising their registration rights, these holders could cause a large number of ordinary shares to be registered and generally become freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales, pursuant to the existing registration rights or otherwise, could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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

Further, no claim may be brought in Bermuda against us or our directors and officers for violation of U.S. federal securities laws, as such laws do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

The Bermuda Companies Act, or the Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, shareholders who own our shares may have more difficulty protecting their interests than shareholders who own shares of a U.S. corporation. For example, class actions and derivative actions are generally not available to shareholders under Bermuda law. Under Bermuda law, only shareholders holding 5% or more of our outstanding ordinary shares or numbering 100 or more are entitled to propose a resolution at our general meeting.

We do not intend to pay cash dividends on our ordinary shares.

We do not intend to pay a cash dividend on our ordinary shares. Rather, we intend to use any retained earnings to fund the development and growth of our business. From time to time, our board of directors will review our alternatives with respect to our earnings and seek to maximize value for our shareholders. In the future, we may decide to commence a dividend program for the benefit of our shareholders. Any future determination to pay dividends will be at the discretion of our board of directors and will be limited by our position as a holding company that lacks direct operations, the results of operations of our subsidiaries, our financial condition, cash requirements and prospects and other factors that our board of directors deems relevant. In addition, there are significant regulatory and other constraints that could prevent us from paying dividends in any event. As a result, capital appreciation, if any, on our ordinary shares may be your sole source of gain for the foreseeable future.

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

Risks Relating to Taxation

We might incur unexpected U.S., U.K. or Australia tax liabilities if companies in our group that are incorporated outside of those jurisdictions are determined to be carrying on a trade or business there.

We and a number of our subsidiaries are companies formed under the laws of Bermuda or other jurisdictions that do not impose income taxes; it is our contemplation that these companies will not incur substantial income tax liabilities from their operations. Because the operations of these companies generally involve, or relate to, the insurance or reinsurance of risks that arise in higher tax jurisdictions, such as the United States, United Kingdom and Australia, it is possible that the taxing authorities in those jurisdictions may assert that the activities of one or more of these companies creates a sufficient nexus in that jurisdiction to subject the company to income tax there. There are uncertainties in how the relevant rules apply to insurance businesses, and in our eligibility for favorable treatment under applicable tax treaties. Accordingly, it is possible that we could incur substantial unexpected tax liabilities.

U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of “related person insurance income,” or RPII, if any, of our non-U.S. insurance company subsidiaries.

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

In addition, the RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance company that has RPII and in which U.S. persons collectively own 25% or more of the shares, any gain from the disposition will generally be treated as dividend income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not those earnings and profits are attributable to RPII). Such a shareholder would also be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our ordinary shares because we will not be directly engaged in the insurance business. The RPII rules, however, have not been interpreted by the courts or the U.S. Internal Revenue Service, or the IRS, and regulations interpreting the RPII rules exist only in proposed form. Accordingly, there is no assurance that our views as to the inapplicability of these rules to a disposition of our ordinary shares will be accepted by the IRS or a court.

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

Changes in U.S. federal income tax law could materially affect us.

Legislation has been introduced in the U.S. Congress intended to eliminate some perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses and could have an adverse impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease office space in the locations set forth below. We believe that this office space is sufficient for us to conduct our operations for the foreseeable future.

		Square	Lease
Entity	Location	Feet	Expiration

Enstar Limited	Hamilton, Bermuda	8,250	August 7, 2009
Enstar (EU) Limited	Guildford, England	22,712	August 21, 2011
Enstar (EU) Limited	London, England	3,391	March 24, 2015
River Thames Insurance Company	London, England	6,329	March 24, 2015
Enstar Australia Limited	Sydney, Australia	8,094	April 30, 2013
Shelbourne Group Limited	London, England	600	March 31, 2009
Marlon Management Services Limited	London, England	2,192	March 24, 2011
Enstar (US) Inc.	Tampa, FL	8,859	October 31, 2011
Enstar (US) Inc.	Warwick, RI	3,000	May 31, 2011
Enstar USA, Inc.	Montgomery, AL	2,500	December 31, 2012

We also own, through various of our subsidiaries, the following properties: 1) two apartments in Guildford, England; 2) a building in Norwich, U.K. and 3) an apartment in New York, NY.

See Note 18 to our consolidated financial statements for further discussion of our lease commitments for real property.

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

In April 2008, we, Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. Virginia completed that acquisition on June 13, 2008. The suit does not seek a stated amount of damages. Our management and our U.S. legal counsel believe the claims in the suit are without merit and will not have a material impact on us or our subsidiaries. On July 23, 2008, we and Enstar US filed a motion to dismiss Count I (relating to breach of fiduciary duty), Count III (relating to breach of contract) and Count V (relating to inducing breach of contract), in each case for failure to state a claim upon which relief can be granted. Subsequently, the parties entered into a Stipulation and Order filed with the Court on October 7, 2008, by which (i) NICO agreed to dismiss Count V of its Complaint with prejudice, (ii) the defendants agreed to withdraw their motion to dismiss Counts I and III without prejudice, reserving all of their rights and defenses to challenge these claims on the merits, and (iii) NICO agreed to extend the defendants’ time to file an answer and counterclaim. On November 5, 2008, we, Enstar US and Dukes Place filed an answer to NICO’s complaint and Dukes Place asserted certain counterclaims against NICO. On January 12, 2009, NICO filed a motion to dismiss certain of the counterclaims, along with a motion for summary judgment addressed to the counterclaims. We, Enstar US and Dukes Place filed papers in opposition to NICO’s motion on February 23, 2009. The Court has advised that it will decide these motions on submission without hearing any oral arguments. Our management intends to vigorously defend both us and Enstar US against the claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and our wholly-owned subsidiary, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now our wholly-owned subsidiary.

Our ordinary shares trade on the Nasdaq Global Select Market under the ticker symbol ESGR. Prior to the completion of the Merger, EGI’s common stock traded on the Nasdaq Global Select Market under the ticker symbol ESGR.

Because our ordinary shares did not commence trading until after the Merger, the following table reflects the range of high and low selling prices by quarter of Enstar’s shares for the period February 1, 2007 to December 31, 2008 and of EGI’s shares for the month of January 2007, as reported on NASDAQ:

	2008		2007
	High	Low	High	Low

First Quarter	$121.98	$90.00	$110.00	$95.00
Second Quarter	$123.17	$82.95	$123.99	$97.60
Third Quarter	$135.02	$87.50	$134.28	$101.05
Fourth Quarter	$101.50	$41.20	$146.81	$103.25

On March 4, 2009 the number of holders of record of our ordinary shares was 2,397. This figure does not represent the actual number of beneficial owners of our ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to our insurance and reinsurance subsidiaries. We do not intend to pay a dividend on our ordinary shares. Rather, we intend to reinvest any earnings back into the company. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” and “Business — Regulation” beginning on pages 51 and 26, respectively.

On January 30, 2007, EGI paid a one-time $3.00 per share cash dividend to the holders of its common stock.

Because our ordinary shares did not commence trading until after the Merger, the graph below reflects the cumulative shareholder return on the common stock of EGI, our predecessor, compared to the cumulative shareholder return of the NASDAQ Composite Index (the Nasdaq index for U.S. companies used in prior years was discontinued in 2006), the Nasdaq Insurance Index, and a peer group index historically used by EGI, or the Peer Group Index, through January 31, 2007. Thereafter, the graph below reflects the same comparison for Enstar. The graph reflects the investment of $100 on December 31, 2003 (assuming the reinvestment of dividends) in EGI common stock, the NASDAQ Composite Index, the Nasdaq Insurance Index, and the Peer Group Index.

The Peer Group Index used in the graph below consists of Annuity and Life Re Holdings, Berkshire Hathaway Inc. (Class A), ESG Re Ltd., Everest Re Group Ltd., IPC Holdings Ltd., Max Capital Group Ltd., Odyssey Re Holdings Corp., Argo Group International Holdings Ltd. (fka PXRE Group Ltd.), RenaissanceRe Holdings Ltd. and Transatlantic Holdings, Inc. We have decided to move away from the Peer Group Index because we believe that a broader-based index of exchange-traded companies within our industry is a more appropriate basis for comparison. Therefore, going forward, we have selected the Nasdaq Insurance Index, which is a published industry index, to replace the Peer Group Index, as we believe it provides a better reference point for investors when evaluating our stock performance. We are one of 52 companies currently included in the Nasdaq Insurance Index.

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
The Enstar Group, Inc./Enstar Group Limited	$100	$133	$141	$204	$268	$129
NASDAQ Composite	$100	$110	$113	$127	$138	$81
NASDAQ Insurance	$100	$119	$130	$144	$140	$117
Old Peer Group Index (10 stocks)	$100	$104	$105	$128	$160	$112

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial information for each of the past five fiscal years has been derived from our audited historical financial statements. This information is only a summary and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this annual report. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

Since our inception, we have made several acquisitions which impact the comparability between periods of the information reflected below. See “Business — Recent Transactions,” beginning on page 5 for information about our acquisitions.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands of U.S. dollars)

Summary Consolidated Statements of Earnings Data:
Consulting fees	$25,151	$31,918	$33,908	$22,006	$23,703
Net investment income and net realized losses/gains	24,946	64,336	48,001	29,504	10,502
Net reduction in loss and loss adjustment expenses liabilities	242,104	24,482	31,927	96,007	13,706
Total other expenses	(194,837)	(67,904)	(49,838)	(57,299)	(35,160)
Minority interest	(50,808)	(6,730)	(13,208)	(9,700)	(3,097)
Share of income of partly-owned companies	(201)	—	518	192	6,881

Net earnings from continuing operations	46,355	46,102	51,308	80,710	16,535
Extraordinary gain - Negative goodwill (net of minority interest)	35,196	15,683	31,038	0	21,759

Net earnings	$81,551	$61,785	$82,346	$80,710	$38,294

Per Share Data(1)(2):
Earnings per share before extraordinary gain
— basic	$3.67	$3.93	$5.21	$8.29	$1.72
Extraordinary gain per share — basic	2.78	1.34	3.15	—	2.26

Earnings per share — basic	$6.45	$5.27	$8.36	$8.29	$3.98

Earnings per share before extraordinary gain
— diluted	$3.59	$3.84	$5.15	$8.14	$1.71
Extraordinary gain per share — diluted	2.72	1.31	3.11	—	2.24

Earnings per share — diluted	$6.31	$5.15	$8.26	$8.14	$3.95

Weighted average shares outstanding
— basic	12,638,333	11,731,908	9,857,914	9,739,560	9,618,905
Weighted average shares outstanding
— diluted	12,921,475	12,009,683	9,966,960	9,918,823	9,694,528
Cash dividends paid per share	—	—	$2.92	—	$0.81

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands of U.S. dollars)

Summary Balance Sheet Data:
Total investments	$1,278,055	$637,196	$747,529	$539,568	$591,635
Cash and cash equivalents	2,209,873	1,163,333	513,563	345,329	350,456
Reinsurance balances receivable	672,696	465,277	408,142	250,229	341,627
Total assets	4,358,151	2,417,143	1,774,252	1,199,963	1,347,853
Loss and loss adjustment expense liabilities	2,798,287	1,591,449	1,214,419	806,559	1,047,313
Loans payable	391,534	60,227	62,148	—	—
Total shareholders’ equity	615,209	450,599	318,610	260,906	177,338
Book Value per Share(3):
Basic	$46.14	$37.80	$32.15	$26.79	$18.44
Diluted	$45.18	$36.92	$31.85	$26.30	$18.29

(1)	Earnings per share is a measure based on net earnings divided by weighted average ordinary shares outstanding. Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of shares and share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

(2)	The weighted average ordinary shares outstanding shown for the years ended December 31, 2007, 2006, 2005 and 2004 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007, 2006, 2005 and 2004. As a result, both the book value per share and the earnings per share calculations for 2004, 2005 and 2006, previously reported, have been amended to reflect this change.

(3)	Basic book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares and ordinary share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	changes in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions including current market conditions and the instability in the global credit markets, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	losses due to foreign currency exchange rate fluctuations;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures;

•	risks that we may require additional capital in the future which may not be available or may be available only on unfavorable terms;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere; and

•	changes in accounting policies or practices.

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

Business Overview

We were formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp, a Georgia corporation and our wholly-owned subsidiary, with and into The Enstar Group, Inc., a Georgia corporation. As a result of the Merger, The Enstar Group, Inc., renamed Enstar USA, Inc., is now our wholly-owned subsidiary. The Enstar Group, Inc. owned an approximate 32% economic and a 50% voting interest in us prior to the Merger.

Since our formation, we, through our subsidiaries, have completed several acquisitions of insurance and reinsurance companies and are now administering those businesses in run-off. In 2006, we completed 3 acquisitions of companies having combined total net assets of $222.9 million. In 2007, we completed 5 acquisitions of companies having combined total net assets of $625.3 million. In 2008, we completed 6 acquisitions of companies having combined total net assets of $1.02 billion. In addition we completed the following during 2008: 1) on June 13, 2008 we completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation, the parent of two Rhode Island-domiciled insurers, Stonewall and Seaton; and 2) on October 27, 2008 we acquired the 49.9% of the shares of Hillcot Re Ltd. that we did not previously own. We derive our net earnings from the ownership and management of these companies primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

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

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party, such as us, that specializes in run-off management to purchase the company or portfolio of the company, or to manage the company or portfolio in run-off.

In the sale of a run-off company, a purchaser, such as us, typically pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

Alternatively, if the insurer or reinsurer hires a third party, such as us, to manage its run-off business, the insurer or reinsurer will, unlike in a sale of the business, receive little or no cash up front. Instead, the management arrangement may provide that the insurer or reinsurer will retain the profits, if any, derived from the run-off with certain incentive payments allocated to the run-off manager. By hiring a run-off manager, the insurer or reinsurer can outsource the management of the run-off business to experienced and capable individuals, while allowing its own management team to focus on the insurer’s or reinsurer’s core businesses. Our desired approach to managing run-off business is to align our interests with the interests of the owners through both fixed management fees and certain incentive payments. Under certain management arrangements to which we are a party, however, we receive only a fixed management fee and do not receive any incentive payments.

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

With respect to our U.K., Bermuda and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement, or a Solvent Scheme, have been a popular means of achieving financial certainty and finality, for insurance and reinsurance companies incorporated or managed in the U.K. and Bermuda by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. Such a Solvent Scheme is an arrangement between a company and its creditors or any class of them. For a Solvent Scheme to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the Solvent Scheme. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a Solvent Scheme. Once a Solvent Scheme has been approved by the statutory majority of voting creditors of the company it requires the sanction of the local court. While a Solvent Scheme provides an alternative exit strategy for run-off companies it is not our strategy to make such acquisitions with this strategy solely in mind. Our preferred approach is to generate earnings from the disciplined and professional management of acquired run-off companies and then consider exit strategies, including a Solvent Scheme, when the majority of the run-off is complete. To understand risks associated with this strategy, see “Risk Factors — Risks Relating to Our Business— Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries.”

We manage our business through two operating segments: reinsurance and consulting.

Our reinsurance segment comprises the operations and financial results of our insurance and reinsurance subsidiaries. The financial results of this segment primarily consist of investment income less net reductions in loss and loss adjustment expense liabilities, direct expenses (including certain premises costs and professional fees) and management fees paid to our consulting segment.

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

For a further discussion of our segments, see Note 19 to our consolidated financial statements for the year ended December 31, 2008 included in Item 8 of this annual report.

As of December 31, 2008 we had $4.36 billion of total assets and $615.2 million of shareholders’ equity. We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United Kingdom, the United States, Europe and Australia.

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

Net Investment Income and Net Realized Gains/(Losses)

Our net investment income is principally derived from interest earned primarily on cash and investments offset by investment management fees paid. Our investment portfolio currently consists of the following: (1) bond portfolios that are classified as both available-for-sale and held-to-maturity and carried at fair value and amortized cost, respectively; (2) cash and cash equivalents; (3) other investments that are accounted for on the equity basis; and (4) fixed and short-term investments that are classified as trading and are carried at fair value.

Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the effect they have on the amount of cash and investment balances, as well as the level of interest rates and other market factors, affect the return we are able to generate on our investment portfolio. Investments held as available-for-sale, excluding short-term investments with an original maturity of three months or less, primarily relate to the restructuring of newly acquired investment portfolios whereby those acquired securities with either a maturity date beyond the anticipated expiration of the run-off or with credit quality concerns are designated available-for-sale. Trading securities relate to one of our reinsurance entities which has retrocessional arrangements providing for full reinsurance of all risks assumed. The investment portfolio supporting such liabilities is required by the retrocessionaire to be a trading portfolio whereby any related gains or losses are credited or debited to the retrocessionaire. When we make a new acquisition we will often restructure the acquired investment portfolio, which may generate one-time realized gains or losses.

The majority of cash and investment balances are held within our reinsurance segment.

Net Reduction in Loss and Loss Adjustment Expense Liabilities

Our insurance-related earnings are primarily comprised of reductions, or potential increases, of net loss and loss adjustment expense liabilities. These liabilities are comprised of:

•	outstanding loss or case reserves, or OLR, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers;

•	reserves for losses incurred but not reported, or IBNR reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation, less the portion that can be recovered from reinsurers; and

•	reserves for future loss adjustment expense liabilities which represent management’s best estimate of the future costs of managing the run-off of claims liabilities.

Net loss and loss adjustment expense liabilities are reviewed by our management each quarter and by independent actuaries annually as of year end. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net loss and loss adjustment expense liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied, often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Critical Accounting Policies” below), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities. Additionally, consolidated net reductions, or potential increases, in loss and loss adjustment expense liabilities include reductions, or potential increases, in the provisions for future losses and loss adjustment expenses related to the current period’s run-off activity. Net reductions in net loss and loss adjustment expense liabilities are reported as negative expenses by us in our reinsurance segment. The unallocated loss adjustment expenses paid by the reinsurance segment comprise management fees paid to the consulting segment and are eliminated on consolidation. The consulting segment costs in providing run-off services are classified as salaries and general and administrative expenses. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” below.

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

On September 15, 2006, our board of directors and shareholders adopted the Enstar Group Limited 2006 Equity Incentive Plan, or the Equity Incentive Plan, and the Enstar Group Limited 2006-2010 Annual Incentive Compensation Plan, or the Annual Incentive Plan, which are administered by the Compensation Committee of our board of directors.

The Annual Incentive Plan provides for the annual grant of bonus compensation to our officers and employees, including our senior executive officers. Bonus awards for each calendar year from 2006 through 2008 were determined, and for each calendar year from 2009 through 2010 will be determined, based on our consolidated net after-tax profits. The Compensation Committee determines the amount of bonus awards in any calendar year, based on a percentage of our consolidated net after-tax profits. The percentage is 15% unless the Compensation Committee exercises its discretion to change the percentage no later than 30 days after our year-end. For the years ended December 31, 2008, 2007 and 2006 the percentage was left unchanged by the Compensation Committee. The Compensation Committee determines, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan.

For information on the awards made under both the Annual and Equity Incentive plans for the years ended December 31, 2008, 2007 and December 31, 2006, see Note 12 to our consolidated financial statements for the year ended December 31, 2008, included in Item 8 to this annual report.

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

Foreign Exchange Gain/(Loss)

Our reporting currency is U.S. dollars. Our functional currency is U.S. dollars for all of our subsidiaries with the exception of Gordian and EPIC, whose functional currencies are Australian dollars and British pounds, respectively. Through our subsidiaries whose functional currency is the U.S. dollar, we hold a variety of foreign (non-U.S.) currency assets and liabilities, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the period. The resulting exchange gains or losses are included in our net income.

For Gordian and EPIC, whose functional currencies are non-U.S. dollars, at each reporting period the balance sheet and income statement are translated at period end and average rates of exchange, respectively, with any foreign exchange gains or losses on translation recorded as a component of our accumulated other comprehensive income in the shareholders’ equity section of our balance sheet.

We seek to manage our exposure to foreign currency exchange, where possible, by broadly matching our foreign currency assets against our foreign currency liabilities. Subject to regulatory constraints, the net assets of our subsidiaries are maintained in U.S. dollars.

Income Tax/(Recovery)

Under current Bermuda law, we and our Bermuda-based subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. These companies have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016. Our non-Bermuda subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards. On January 1, 2007 we adopted the provisions of the U.S. Financial Accounting Standards Board, or the FASB, Interpretation No. 48. “Accounting for Uncertainty in Income Taxes,” or

FIN 48. As a result of the implementation of FIN 48, we recognized a $4.9 million increase to the January 1, 2007 balance of retained earnings.

Minority Interest

The acquisitions of Hillcot Re Limited (formerly Toa-Re Insurance Company (UK) Limited) in March 2003 and of Brampton Insurance Company Limited (formerly Aioi Insurance Company of Europe Limited) in March 2006 were effected through Hillcot Holdings Limited, or Hillcot, a Bermuda-based company in which we have had a 50.1% economic interest. The results of operations of Hillcot have been included in our consolidated statements of operations with the remaining 49.9% economic interest in the results of Hillcot reflected as a minority interest. On October 27, 2008 we acquired the 49.9% interest in Hillcot Re Limited that we previously did not own. As a result, the minority interest in the earnings of Hillcot Re Limited has been recorded to September 30, 2008 only.

During 2008, we completed the following acquisitions having a minority interest: 1) Guildhall, a U.K.-based insurance and reinsurance company in run-off; 2) Gordian, AMP Limited’s Australian-based closed reinsurance and insurance operations; 3) EPIC, a Bermuda-based reinsurance company; 4) Goshawk, which owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer in run-off; and 5) Unionamerica, a U.K.-based insurance and reinsurance company in run-off. We have a 70% economic interest in all of the above listed acquired subsidiaries with the exception of Goshawk in which we have a 75% economic interest. The results of the operations of the acquired subsidiaries are included in our consolidated statements of earnings with the remaining minority interests percent share of the economic interest of the respective subsidiaries reflected as a minority interest.

We own 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007. We have committed to provide approximately 65% of the capital required by Lloyd’s Syndicate 2008, which is authorized to undertake Reinsurance to Close Transactions, or RITC transactions (the transferring of the liabilities from one Lloyd’s Syndicate to another), of Lloyd’s Syndicates in Run-off.

Negative Goodwill

Negative goodwill represents the excess of the fair value of businesses acquired by us over the cost of such businesses. In accordance with the Statements of Financial Standards issued by FASB No. 141 “Business Combinations,” or FAS 141, this amount is recognized upon the acquisition of the businesses as an extraordinary gain. The fair values of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur. For more information on how the goodwill is determined, see “— Critical Accounting Policies — Goodwill” below.

Critical Accounting Policies

Certain amounts in our consolidated financial statements require the use of best estimates and assumptions to determine reported values. These amounts could ultimately be materially different than what has been provided for in our consolidated financial statements. We consider the assessment of loss reserves and reinsurance recoverable to be the values requiring the most inherently subjective and complex estimates. In addition, the fair value measurement of our investments and the assessment of the possible impairment of goodwill involves certain estimates and assumptions. As such, the accounting policies for these amounts are of critical importance to our consolidated financial statements.

Loss and Loss Adjustment Expenses

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2008 and 2007:

	2008			2007
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)

Asbestos	$249,000	$582,783	$831,783	$180,068	$402,289	$582,357
Environmental	52,028	60,159	112,187	39,708	55,544	95,252
All other	1,051,927	663,738	1,715,665	382,040	464,789	846,829

Total	$1,352,955	$1,306,680	$2,659,635	$601,816	$922,622	$1,524,438

Unallocated loss adjustment expenses			138,652			67,011

Total			$2,798,287			$1,591,449

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2008 and 2007:

	2008		2007
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)

Asbestos	$748,496	31.1%	$355,213	30.5%
Environmental	97,925	4.1	64,764	5.6
All other	1,418,639	59.0	676,497	58.1
Unallocated loss adjustment expenses	138,652	5.8	67,011	5.8

Total	$2,403,712	100%	$1,163,485	100%

Our “All other” exposure category consists of a mix of general casualty (approximately 45% of “All other” net reserves), professional liability (approximately 15% of “All other” net reserves), workers compensation/personal accident (approximately 10% of “All other” net reserves) and other miscellaneous exposures, which are generally long-tailed in nature.

As of December 31, 2008, the IBNR reserves (net of reinsurance balances receivable) accounted for $1,207.4 million, or 50.2%, of our total net loss reserves. The reserve for IBNR (net of reinsurance balance receivable) accounted for $570.7 million, or 49.1%, of our total net loss reserves at December 31, 2007.

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

In establishing reserves, management also considers independent actuarial estimates of ultimate losses. Our independent actuaries employ generally accepted actuarial methodologies to estimate ultimate losses and loss adjustment expenses. A loss reserve study prepared by an independent actuary provides the basis of our reserves for losses and loss adjustment expenses.

As of December 31, 2008, 2007 was the most recent year in which policies were underwritten by any of our insurance and reinsurance subsidiaries. As a result, all of our unpaid claims liabilities are considered to have a longtail claims payout. Gross loss reserves relate primarily to casualty exposures, including latent claims, of which approximately 35.5% relate to A&E exposures.

Within the annual loss reserve studies produced by our external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example, asbestos, environmental, casualty, property) and lines of business written (for example, marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

The ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2008 were:

	Low	Selected	High

Asbestos	$735,981	$831,783	$860,733
Environmental	100,296	112,187	118,075
All other	1,425,740	1,715,665	1,741,217
Unallocated loss adjustment expenses	138,652	138,652	138,652

Total	$2,400,669	$2,798,287	$2,858,677

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

Our asbestos claims are primarily products liability claims submitted by a variety of insureds who operated in different parts of the asbestos distribution chain. While most such claims arise from asbestos mining and primary asbestos manufacturers, we have also been receiving claims from tertiary defendants such as smaller manufacturers, and the industry has seen an emerging trend of non-products claims arising from premises exposures. Unlike products claims, primary policies generally do not contain aggregate policy limits for premises claims, which, accordingly, remain at the primary layer and, thus, rarely impact excess insurance policies. As the vast majority of our policies are excess policies, this trend has had only a marginal effect on our asbestos exposures thus far.

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

We employ approximately 31 full time equivalent employees, including a U.S. attorney, actuaries, and experienced claims-handlers to directly administer our A&E liabilities. We have established a provision for future expenses of $49.2 million, which reflects the total anticipated costs to administer these claims to expiration.

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

Significant trends affecting insurer liabilities and reserves in recent years had little effect on environmental claims, except for claims arising out of damages to natural resources. New Jersey has pioneered the use of natural resources damages to advance further pursuit of funds from potentially responsible parties, or PRPs who may have been contributors to the source contamination. A successful action in 2006 against Exxon Mobil has increased the likelihood that the use of natural resource damages will expand within New Jersey and perhaps other states. These actions target primary policies and will likely have less effect on excess carriers because damages, when awarded, are typically spread across many PRPs and across many policy years. As a result, claims do not generally reach excess insurance layers.

Our future environmental loss development may also be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and related legislation.

•	Costs imposed due to joint and several liability if not all PRPs are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the “absolute” pollution exclusion.

•	Potential future reforms and amendments to CERCLA, particularly as the resources of Superfund— the funding vehicle, established as part of CERCLA, to provide financing for cleanup of polluted sites where no PRP can be identified — become exhausted.

The influence of each of these factors is not easily quantifiable and, as with asbestos-related exposures, our historical environmental loss development is of limited value in determining future environmental loss development using traditional actuarial reserving techniques.

There have recently been developments concerning lead paint liability, which had previously been viewed as an emerging trend in latent claim activity with the potential to adversely affect reserves. After a series of successful defense efforts by defendant lead pigment manufacturers in lead paint litigation, in 2005, a Rhode Island court ruled in favor of the government in a nuisance claim against the defendant manufacturers. Since the Rhode Island decision, other government entities have employed the same theory for recovery against these manufacturers. In 2008, the Rhode Island Supreme Court reversed the sole legal liability loss experienced by lead pigment manufacturers in lead paint litigation. The court rejected public nuisance as a viable theory of liability for use by the government against the defendants and thus invalidated the entire claim against the lead pigment manufacturers. Subsequent to the Rhode Island Supreme Court decision at least one other government entity, an Ohio municipality, voluntarily dropped its lead paint suit.

We believe that lead paint claims now pose a lower risk to adverse reserve adjustment than previously thought, as the only trial court decision against lead pigment manufacturers to date was reversed on the basis that public nuisance is an improper liability theory by which a plaintiff may seek recovery against the lead pigment manufacturers. Even if adverse rulings under alternative theories succeed or if other states ultimately permit recovery under a public nuisance theory, it is questionable whether insureds have coverage under their policies under which they seek indemnity. Insureds have yet to meet policy terms and conditions to establish coverage for lead paint public nuisance claims, as opposed to traditional bodily injury and property damage claims. Still, there is the potential for significant impact to excess insurers should plaintiffs prevail in successive nuisance claims pending in other jurisdictions and coverage is established.

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

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g., primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g., first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to our international domicile subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g., policy buy-backs and commutations) pursued by us, lists of individual risks remaining and general trends within the legal and tort environments.

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

3. Reserve-to-Paid Method. In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by our paid-to-date losses to estimate our reserves. Specific considerations in the application of this method include the completeness of our paid-to-date loss information, the potential acceleration or deceleration in our payments (relative to the industry) due to our claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both us and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to our portfolios which do not have complete inception-to-date paid loss history could produce misleading results. To address this potential disadvantage, a variation of the method is also considered by multiplying the ratio of estimated industry reserves to industry losses paid during a recent period of time (e.g., 5 years) times our paid losses during that period.

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

Within the annual loss reserve studies produced by our external actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (e.g., asbestos, environmental, casualty and property) and lines of business written (e.g., marine, aviation and non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations, and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

As of December 31, 2008, we had 24 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 195 reserve categories in total, including 26 distinct asbestos reserving categories and 19 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 26 asbestos reserving categories and each of the 19 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2008:

1. $65 Billion Ultimate Industry Asbestos Losses — This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred asbestos reserving methodologies.

2. $35 Billion Ultimate Industry Environmental Losses— This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred environmental reserving methodologies.

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

The assumptions above as to Ultimate Industry Asbestos and Environmental losses have not changed from the immediately preceding period. For our company as a whole, the average selected lag for asbestos has increased slightly from 2.8 years to 2.9 years and the average selected lag for environmental has remained unchanged at 2.6 years. The changes to the asbestos selected lag arose largely as a result of the acquisition of new portfolios of A&E exposures.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $65 billion for asbestos and $35 billion for environmental, and changes in the time-lag, from the selected averages of 2.9 years for asbestos and 2.6 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2008 and differs from the table on page 67, which demonstrates the range of outcomes produced by the various methodologies.

Asbestos
Sensitivity to Industry Asbestos Ultimate Loss Assumption	Loss Reserves

Asbestos — $65 billion (selected)	$831,783
Asbestos — $60 billion	719,289

Environmental
Sensitivity to Industry Environmental Ultimate Loss Assumption	Loss Reserves

Environmental — $35 billion (selected)	$112,187
Environmental — $40 billion	158,317
Environmental — $30 billion	66,058

	Asbestos	Environmental
Sensitivity to Time-Lag Assumption*	Loss Reserves	Loss Reserves

Selected average of 2.9 years asbestos, 2.6 years environmental	$831,783	$112,187
Increase all portfolio lags by six months	917,607	115,920
Decrease all portfolio lags by six months	731,366	108,436

*	using $65 billion/$35 billion Asbestos/Environmental Industry Ultimate Loss assumptions

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

Quarterly Reserve Reviews

In addition to an in-depth annual review, we also perform quarterly reserve reviews. This is done by examining quarterly paid and incurred loss development to determine whether it is consistent with reserves established during the preceding annual reserve review and with expected development. Loss development is reviewed separately for each major exposure type (e.g., asbestos, environmental, etc.), for each of our relevant subsidiaries, and for large “wholesale” commutation settlements versus “routine” paid and advised losses. This process is undertaken to determine whether loss development experience during a quarter warrants any change to held reserves.

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

Once the data has been analyzed as described above, an in-depth review is performed on classes of exposure with significant loss development. Discussions are held with appropriate personnel, including individual company managers, claims handlers and attorneys, to better understand the causes. If it were determined that development differs significantly from expectations, reserves would be adjusted.

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

Fair Value Measurements

On January 1, 2008, we adopted FAS 157, “Fair Value Measurements,” or FAS 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date. See Note 2 of our consolidated financial statements for a further discussion of this new standard.

The following is a summary of valuation techniques or models we use to measure fair value by asset and liability classes, which have not changed significantly since December 31, 2007.

Fixed Maturity Investments

Our fixed maturity portfolio is managed by our outside investment advisors. Through these third parties, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our fixed maturity investments. These pricing services include Barclays Capital Aggregate Index (formerly Lehman Index), Reuters Pricing Service, FT Interactive Data and others.

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

As of December 31, 2008 there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by us.

Further, on a quarterly basis, we evaluate whether the fair value of a fixed maturity security is other-than-temporarily impaired when its fair value is below amortized cost. To make this assessment we consider several factors including (i) the time period during which there has been a decline below cost, (ii) the extent of the decline below cost, (iii) our intent and ability to hold the security, (iv) the potential for the security to recover in value, (v) an analysis of the financial condition of the issuer, and (vi) an analysis of the collateral structure and credit support of the security, if applicable. If we conclude a security is other-than-temporarily impaired, we write down the amortized cost of the security to fair value, with a charge to net realized investment gains (losses) in the consolidated statement of earnings. During the year ended December 31, 2008, we did not consider any fixed maturity investments to be other-than-temporarily impaired.

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

Other Investments

For our investments in limited partnerships, limited liability companies and equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. For all public companies within the funds we have valued the investments based on the latest share price. The value of Affirmative Investment LLC (in which we own a non-voting 7% membership interest) is based on the market value of the shares of Affirmative Insurance Holdings, Inc.

All of our investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate those investments in the short term. We have classified our other investments as Level 3 investments as they reflect our own judgment about assumptions that market participants might use.

For the year ended December 31, 2008, we incurred a $84.1 million loss in fair value on our other investments. Any unrealized losses or gains on our other investments are included as part of our net investment income.

The following table summarizes all of our financial assets and liabilities measured at fair value at December 31, 2008, by FAS 157 hierarchy:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Fixed maturity investments	$—	$627,003	$352	$627,355
Equity securities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total	$3,747	$627,003	$60,589	$691,339

As a percentage of total assets	0.1%	14.4%	1.4%	15.9%

Goodwill

We follow FAS No. 142 “Goodwill and Other Intangible Assets” which requires that recorded goodwill be assessed for impairment on at least an annual basis. In determining goodwill, we must determine the fair value of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method option. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves. Interest rates used to determine the fair value of reinsurance receivables are increased to reflect the credit risk associated with the reinsurers from who the receivables are, or will become, due. If the assumptions made in initially valuing the assets change significantly in the future, we may be required to record impairment charges which could have a material impact on our financial condition and results of operations.

FAS No. 141 “Business Combinations” also requires that negative goodwill be recorded in earnings. During 2004, 2006, 2007 and 2008, we took negative goodwill into earnings upon the completion of the acquisition of certain companies and presented it as an extraordinary gain.

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

New Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” or FAS 161. FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. FAS 161 will be effective for fiscal years beginning after November 15, 2008 (January 1, 2009, for calendar year-end companies), and interim periods within those fiscal years. We are currently evaluating the provisions of FAS 161 and its potential impact on future financial statements.

In May 2008, the FASB issued FAS No. 163, “Accounting for Financial Guarantee Insurance Contracts,” or FAS 163. This new standard clarifies how FAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after the date of issuance. Except for the required disclosures, earlier application is not permitted. We have determined that the adoption of FAS 163 has no impact on our total shareholders’ equity or net earnings as of December 31, 2008 and no additional disclosures are required as of December 31, 2008.

Results of Operations

Results of Operations

The following table sets forth our selected consolidated statements of earnings data for each of the periods indicated.

	Years Ended December 31,
	2008	2007	2006

INCOME
Consulting fees	$25,151	$31,918	$33,908
Net investment income	26,601	64,087	48,099
Net realized (losses) gains	(1,655)	249	(98)

	50,097	96,254	81,909

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(242,104)	(24,482)	(31,927)
Salaries and benefits	56,270	46,977	40,121
General and administrative expenses	53,357	31,413	18,878
Interest expense	23,370	4,876	1,989
Net foreign exchange loss (gain)	14,986	(7,921)	(10,832)

	(94,121)	50,863	18,229

Earnings before income taxes, minority interest and share of net (loss)/earnings of partly owned companies	144,218	45,391	63,680
Income taxes	(46,854)	7,441	318
Minority interest	(50,808)	(6,730)	(13,208)
Share of net (loss) earnings of partly owned company	(201)	—	518

Earnings before extraordinary gain	46,355	46,102	51,308
Extraordinary gain — Negative goodwill (net of minority interest of $15,084, $nil, and $4,329, respectively)	35,196	15,683	31,038

NET EARNINGS	$81,551	$61,785	$82,346

Comparison of Year Ended December 31, 2008 and 2007

We reported consolidated net earnings of approximately $81.6 million for the year ended December 31, 2008 compared to consolidated net earnings of approximately $61.8 million for 2007. The increase in earnings of approximately $19.8 million was primarily a result of the following:

(i) increased reduction in loss and loss adjustment expense liabilities of $217.6 million primarily as a result of favorable loss development and larger commutations of assumed liabilities; and

(ii) an increase in negative goodwill of $19.5 million (net of minority interest of $15.1 million in 2008) relating to the acquisition of Gordian in March 2008; partially offset by

(iii) a decrease in investment income (net of realized (losses)/gains) of $39.4 million, primarily due to writedowns of approximately $84.1 million in the fair values of our private equity investments classified as other investments, partially offset by additional investment income earned in the year as a result of increased cash and investments balances relating to acquisitions completed in 2008;

(iv) movement in foreign exchange from a gain of $7.9 million for the year ended December 31, 2007 to a loss of $15.0 million for the year ended 2008 — a total reduction of $22.9 million — which arose as a result of holding surplus net foreign currency assets, primarily British pounds, at a time when the U.S. dollar was appreciating against the majority of currencies;

(v) an increase in income tax expense of $54.3 million relating primarily to the increased tax liability on the results of our Australian subsidiary;

(vi) an increase in general and administrative expenses of $21.9 million due primarily to the additional directs costs incurred by the companies acquired during 2008;

(vii) an increase in minority interests’ share of net earnings of $44.1 million as a result of higher earnings in those subsidiaries with minority shareholders; and

(viii) increased interest expense of $18.5 million attributable to an increase in bank borrowings used in the funding of the acquisitions completed in 2008.

Consulting Fees:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$54,158	$59,465	$(5,307)
Reinsurance	(29,007)	(27,547)	(1,460)

Total	$25,151	$31,918	$(6,767)

We earned consulting fees of approximately $25.2 million and $31.9 million for the years ended December 31, 2008 and 2007, respectively. The decrease in consulting fees was due primarily to a reduction in 2008 in incentive-based fees earned by our Bermuda management company.

Internal management fees of $29.0 million and $27.5 million were paid in the year ended December 31, 2008 and 2007, respectively, by our reinsurance companies to our consulting companies. The increase in fees paid by the reinsurance segment was due primarily to the fees paid by reinsurance companies that were acquired in 2008.

Net Investment Income and Net Realized (Losses) Gains:

	Year Ended December 31,
				Net Realized
	Net Investment Income			(Losses) Gains
	2008	2007	Variance	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(20,248)	$228	$(20,476)	$0	$0	$0
Reinsurance	46,849	63,859	(17,010)	(1,655)	249	(1,904)

Total	$26,601	$64,087	$(37,486)	$(1,655)	$249	$(1,904)

Net investment income for the year ended December 31, 2008 decreased by $37.5 million to $26.6 million, as compared to $64.1 million for the year ended December 31, 2007. The decrease in net investment income was primarily attributable to cumulative writedowns of approximately $84.1 million in the fair value of our private equity investments held by us as other investments. The writedowns in our private equity investments were primarily related to mark-to-market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions, arising as a result of the current global credit and liquidity crises. The writedowns were partially offset by the increased net investment income earned by the companies we acquired during 2008.

The average return on the cash and fixed maturities investments (excluding writedowns related to our other investments) for the year ended December 31, 2008 was 4.62%, as compared to the average return of 4.57% for the year ended December 31, 2007. The slight increase in yield was the result of increased returns on fixed income investments from subsidiaries acquired in 2008, substantially offset by reduced yields on cash balances as a result of decreasing U.S. interest rates — the U.S. Federal Funds Rate decreased from an average of 5.05% in 2007 to 2.09% in 2008. The average Standard & Poor’s credit rating of our fixed income investments at December 31, 2008 was AAA.

Net realized (losses) gains for the year ended December 31, 2008 and 2007 were $(1.7) million and $0.2 million, respectively. The increase in net realized losses arose primarily as a result of mark-to-market adjustments in our equity portfolio held as trading. Based on our current investment strategy, we do not expect net realized gains and losses to be significant in the foreseeable future.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands of U.S. dollars)

Net Losses Paid	$(174,013)	$(20,422)
Net Change in Case and LAE Reserves	183,712	17,660
Net Change in IBNR	232,405	27,244

Net Reduction in Loss and Loss Adjustment
Expense Liabilities	$242,104	$24,482

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

The net reduction in loss and loss adjustment expense liabilities for 2008 of $242.1 million was attributable to a reduction in estimates of net ultimate losses of $161.4 million, a reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed below) and a reduction in estimates of loss adjustment expense liabilities of $69.1 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $24.5 million.

The reduction in estimates of net ultimate losses of $161.4 million comprised the following:

(i) A reduction in estimates of net ultimate losses of $21.7 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. Net adverse incurred loss development relating to this entity of $21.6 million was offset by reductions in IBNR reserves of $94.8 million and reductions in provisions for bad debt of $3.1 million, resulting in a net reduction in estimates of ultimate losses of $76.3 million. The entity in question benefited, until December 18, 2008, from substantial stop loss reinsurance protection whereby $54.6 million of the net reduction in ultimate losses of $76.3 million was ceded to a single AA- rated reinsurer such that we retained a reduction in estimates of net ultimate losses relating to this entity of $21.7 million. On December 18, 2008, we commuted the stop loss reinsurance protection with the reinsurer for the receipt of $190.0 million payable by the reinsurer to us over four years together with interest compounded at 3.5% per annum. The commutation resulted in no significant financial impact to us. The net adverse incurred loss development relating to this entity of $21.6 million, whereby advised net case reserves of $25.0 million were settled for net paid losses of $46.6 million, primarily related to six commutations of assumed and ceded liabilities completed during 2008. Actuarial analysis of the remaining unsettled loss liabilities resulted in a decrease in the estimate of IBNR loss reserves of $94.8 million after consideration of the $21.6 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Of the six commutations completed for this entity, of which the three largest were completed during the three months ended December 31, 2008, one was among its top ten cedant exposures. The remaining five were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

(ii) A reduction in estimates of net ultimate losses of $139.7 million in our remaining insurance and reinsurance entities comprised net favorable incurred loss development of $24.1 million and reductions in IBNR reserves of $115.6 million. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $24.1 million, whereby net advised case and LAE reserves of $123.5 million were settled for net paid loss recoveries of $99.4 million, arose from the settlement of non-commuted losses in the year below carried reserves and approximately 59 commutations of assumed and ceded exposures at less than case and LAE reserves. Approximately 82% of savings generated from commutations related to commutations completed during the three months ended December 31, 2008. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies amounted to $115.6 million and results from the application of our reserving methodologies to (a) the reduced historical incurred loss development information relating to remaining exposures after the 59 commutations, and (b) reduced case and LAE reserves in the aggregate. Of the 59 commutations completed during 2008 for our remaining reinsurance and insurance companies, two (both of which were completed during the three months ended December 31, 2008), were among our top ten cedant and/or reinsurance exposures. The remaining 57 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

Another of our reinsurance companies has retrocessional arrangements providing for full reinsurance of all risks assumed. During the year, this entity commuted its largest assumed liability and related retrocessional protection whereby the subsidiary paid net losses of $222.0 million and reduced net IBNR by the same amount, resulting in no gain or loss to us.

The reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed above) resulted from the collection, primarily during the three months ended December 31, 2008, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, together with revised estimations of bad debt provisions based on additional information obtained during the three months ended December 31, 2008.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2008	2007
	(in thousands of
	U.S. dollars)

Balance as of January 1	$1,591,449	$1,214,419
Less: Reinsurance Recoverables	427,964	342,160

	1,163,485	872,259
Incurred Related to Prior Years	(242,104)	(24,482)
Paids Related to Prior Years	(174,013)	(20,422)
Effect of Exchange Rate Movement	(124,989)	18,625
Retroactive Reinsurance Contracts Assumed	373,287	—
Acquired on Acquisition of Subsidiaries	1,408,046	317,505

Net Balance as of December 31	$2,403,712	$1,163,485
Plus: Reinsurance Recoverables	394,575	427,964

Balance as of December 31	$2,798,287	$1,591,449

Salaries and Benefits:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$33,196	$36,222	$3,026
Reinsurance	23,074	10,755	(12,319)

Total	$56,270	$46,977	$(9,293)

Salaries and benefits, which include expenses relating to our incentive bonus and employee share plans, were $56.3 million and $47.0 million for the years ended December 31, 2008 and 2007, respectively. The increase of $12.3 million relating to the reinsurance segment, for the year ended December 31, 2008, was primarily attributable to an increase of $3.6 million in the accrual related to our incentive bonus plan as well as $8.5 million of additional salary costs of staff directly employed by reinsurance companies that were newly acquired in 2008. In total, we have 292 staff members as of December 31, 2008 as compared to 221 as of December 31, 2007.

We expect that staff costs will increase in 2009 due primarily to the approximately 37 new employees that were retained or hired on December 30, 2008 as a result of the completion of the Unionamerica acquisition. Bonus accrual expenses related to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$17,289	$21,844	$4,555
Reinsurance	36,068	9,569	(26,499)

Total	$53,357	$31,413	$(21,944)

General and administrative expenses attributable to the consulting segment decreased by $4.6 million during the year ended December 31, 2008, as compared to the year ended December 31, 2007. The decrease was due primarily to the following: 1) decrease in professional fees of $3.1 million relating to lower legal and accounting costs incurred by the consulting segment; 2) decrease of $1.4 million in respect of reduced value added tax liabilities; and 3) reduction in cumulative net other general and administrative expenses of $0.1 million.

General and administrative expenses attributable to the reinsurance segment increased by $26.5 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increased costs for the year primarily related to additional general and administrative expenses of $28.1 million incurred in relation to companies that we acquired during 2008 partially offset by reductions in general and administrative expenses of $1.6 million for companies that were acquired prior to 2008 relating primarily to reduced third-party management fees and computer related costs.

Interest Expense:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	23,370	4,876	(18,494)

Total	$23,370	$4,876	$(18,494)

Interest expense of $23.4 million and $4.9 million was recorded for the years ended December 31, 2008 and 2007, respectively. The increase in interest expense was attributable to an increase in bank borrowings used in the funding of the acquisitions in 2008, primarily in relation to the Gordian, EPIC, Goshawk and Guildhall acquisitions.

Foreign Exchange (Loss)/Gain:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,167)	$(192)	$(975)
Reinsurance	(13,819)	8,113	(21,932)

Total	$(14,986)	$7,921	$(22,907)

We recorded a foreign exchange loss of $15.0 million for the year ended December 31, 2008, as compared to a foreign exchange gain of $7.9 million for the same period in 2007. For the year ended December 31, 2008, the foreign exchange loss arose primarily as a result of the following: 1) approximately $36.6 million, before minority interest, of foreign exchange gains due to Gordian’s holding of surplus U.S. dollar denominated assets at a time when the U.S. dollar has strengthened significantly against the Australian dollar in the period from the date of acquisition, March 5, 2008, to December 31, 2008 (as at December 31, 2008, Gordian continued to hold surplus U.S. dollar denominated assets, whereas the functional currency of Gordian is Australian dollars) offset by 2) approximately $51.6 million of other foreign exchange losses within the company which were primarily the result of our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound exchange rate to the U.S. dollar had decreased from approximately £1 = 1.993 as at January 1, 2008 to £1 = 1.4593 as at December 31, 2008. Since letters of credit are in excess of the British pound liabilities held by our subsidiaries, the subsidiary companies were unable to match the surplus assets against liabilities during the year, resulting in the foreign exchange loss. As at December 31, 2008, we continue to hold surplus British pounds relating to cash collateral required to support our British pound denominated letters of credit.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the year ended December 31, 2008, we recorded in our consolidated statement of comprehensive income cumulative translation adjustment losses for the year ended December 31, 2008 of $51.0 million, as compared to gains of $1.5 million for the year ended December 31, 2007.

For the year ended December 31, 2008, these losses arose primarily as a result of cumulative translation adjustments of $42.8 million, net of minority interest of $18.4 million, relating to Gordian. We have concluded that under FAS No. 52, “Foreign Currency Translation” (“FAS 52”), the functional currency of Gordian is Australian dollars. As a result, upon conversion of the net Australian dollar assets of Gordian to U.S. dollars, we recorded $42.8 million, net of minority interest of $18.4 million, of U.S. dollar cumulative translation adjustment losses through accumulated other comprehensive income. This loss was due primarily to the decrease in the Australian to U.S. dollar foreign exchange rate from AU$1 = 0.9185 at the acquisition date, March 5, 2008, to AU$1 = 0.7026 at December 31, 2008.

As our functional currency is the U.S. dollar, we seek to manage our exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities, subject to regulatory constraints.

The net impact on shareholders’ equity of foreign exchange losses relating to Gordian in 2008 is summarized in the table below:

Year Ended December 31, 2008
(in thousands of U.S. dollars)

Foreign exchange gains recorded through earnings (related primarily to the holding of surplus U.S. dollar denominated short-term investments) (net of minority interest of $11.0 million)	$25,598
Foreign exchange losses recorded through accumulated other comprehensive income (net of minority interest of $18.4 million)	(42,793)

Combined decrease in shareholders’ equity	$(17,195)

Income Tax (Expense)/Recovery:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$511	$(597)	$1,108
Reinsurance	(47,365)	8,038	(55,403)

Total	$(46,854)	$7,441	$(54,295)

We recorded an income tax (expense)/recovery of $(46.9) million and $7.4 million for the years ended December 31, 2008 and 2007, respectively.

The increase in income tax expense of $54.3 million was related primarily to cumulative tax expense on pre-tax earnings of $105.6 million recorded by Gordian and Guildhall, which we acquired in 2008.

Minority Interest:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(50,808)	(6,730)	(44,078)

Total	$(50,808)	$(6,730)	$(44,078)

We recorded a minority interest in earnings of $50.8 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively. The total for the year ended December 31, 2008 relates to the minority economic interest held by third parties in the earnings of: 1) Gordian, Guildhall, Shelbourne, Goshawk, Royston and EPIC — all 2008 acquisitions; and 2) Hillcot. For the same period in 2007, the minority interest related was in respect of Hillcot and Shelbourne only.

Negative Goodwill:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	35,196	15,683	19,513

Total	$35,196	$15,683	$19,513

Negative goodwill of $35.2 million (net of minority interest of $15.1 million) and $15.7 million, was recorded for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, the negative goodwill of $35.2 million was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, September 30, 2007, and the date the acquisition closed, March 5, 2008.

For the year ended December 31, 2007 the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value.

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

We earned consulting fees of approximately $31.9 million and $33.9 million for the years ended December 31, 2007 and 2006, respectively. The decrease in consulting fees was due primarily to the acquisition of B.H. Acquisition Ltd., or B.H. Acquisition, which now forms part of the reinsurance segment and whose fee income is now eliminated. In 2006, we had recorded $1.3 million of fee income in respect of B.H. Acquisition.

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

The reduction in estimates of net ultimate losses of $30.7 million comprised net adverse incurred loss development of $1.0 million offset by reductions in estimates of IBNR reserves of $31.7 million. An increase in estimates of ultimate losses of $2.1 million relating to one of our insurance entities was offset by reductions in estimates of net ultimate losses of $32.8 million in our remaining insurance and reinsurance entities.

The net adverse incurred loss development of $1.0 million and reductions in IBNR reserves of $31.7 million, respectively, comprised the following:

(i) Net adverse incurred loss development in one of our reinsurance entities of $36.6 million, whereby advised case reserves of $16.9 million were settled for net paid losses of $53.5 million. This adverse incurred loss development resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 12 commutations of assumed and ceded exposures below carried reserve levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in a decrease in the estimate of IBNR loss reserves of $13.1 million after consideration of the $36.6 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Of the 12 commutations completed for this entity, 3 were among its top 10 cedant exposures. The remaining 9 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The entity in question also benefits from substantial stop loss reinsurance protection whereby the ultimate adverse loss development of $23.4 million was largely offset by a recoverable from a single AA rated reinsurer such that a net ultimate loss of $2.1 million was retained by us.

(ii) Net favorable incurred loss development of $29.0 million, comprising net paid loss recoveries, relating to another one of our reinsurance companies, offset by increases in net IBNR loss reserves of $29.0 million, resulting in no ultimate gain or loss. This reinsurance company has retrocessional arrangements providing for full reinsurance of all risks assumed.

(iii) Net favorable incurred loss development of $6.6 million in our remaining insurance and reinsurance entities together with reductions in IBNR reserves of $26.3 million. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $6.6 million, whereby net advised case and LAE reserves of $2.6 million were settled for net paid loss recoveries of $4.0 million, arose from the settlement of non-commuted losses in the year below carried reserves and approximately 57 commutations of assumed and ceded exposures at less than case and LAE reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss and settlements of ceded receivables may often be achieved at levels above carried balances. The net reduction in the estimate of IBNR loss and loss adjustment expense liabilities relating to our remaining insurance and reinsurance companies amounted to $26.3 million and results from the application of our reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 57 commutations, and (ii) reduced case and LAE reserves in the aggregate. Of the 57 commutations completed during 2007 for our remaining reinsurance and insurance companies, 5 were among their top 10 cedant and/or reinsurance exposures. The remaining 52 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

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

	Year Ended December 31,
	2007	2006
	(In thousands of U.S. dollars)

Balance as of January 1	$1,214,419	$806,559
Less: Reinsurance recoverables	342,160	213,399

	872,259	593,160
Incurred related to prior years	(24,482)	(31,927)
Paids related to prior years	(20,422)	(75,293)
Effect of exchange rate movement	18,625	24,856
Acquired on acquisition of subsidiaries	317,505	361,463

Net balance as of December 31	$1,163,485	$872,259
Plus: Reinsurance recoverables	427,964	342,160

Balance as of December 31	$1,591,449	$1,214,419

Salaries and Benefits:

	Year Ended December 31,
	2007	2006	Variance
	(In thousands of U.S. dollars)

Consulting	$36,222	$28,255	$(7,967)
Reinsurance	10,755	11,866	1,111

Total	$46,977	$40,121	$(6,856)

Salaries and benefits, which include expenses relating to our incentive bonus and employee share plans, were $47.0 million and $40.1 million for the years ended December 31, 2007 and 2006, respectively. The increase in salaries and benefits for the consulting segment was due to the following factors: 1) The growth in staff numbers from 195, as of December 31, 2006, to 221, as of December 31, 2007; 2) On May 23, 2006 we entered into an agreement and plan of merger and a recapitalization agreement which resulted in the existing annual incentive compensation plan being cancelled and the modification of the accounting treatment for share-based awards from a book value plan to a fair value plan. The net effect of these changes was to reduce the total salaries and benefits by $2.0 million; and 3) In March 2007, payment of a special bonus to John J. Oros and Nimrod T. Frazer, totaling $2.0 million, in recognition of their contributions to the successful completion of the Merger.

General and Administrative Expenses:

	Year Ended December 31,
	2007	2006	Variance
	(In thousands of U.S. dollars)

Consulting	$21,844	$12,751	$(9,093)
Reinsurance	9,569	6,127	(3,442)

Total	$31,413	$18,878	$(12,535)

General and administrative expenses attributable to the consulting segment increased by $9.1 million during the year ended December 31, 2007, as compared to the year ended December 31, 2006 due primarily to the following: 1) increased professional fees of $4.2 million relating to legal, accounting and filing costs associated with our reporting obligations as a public company; 2) a one-time expense of $1.6 million relating to the over-

recovery by us of current and prior years value added taxes; and 3) increased rent costs of $1.4 million as a result of one of our U.K. subsidiaries moving to new offices.

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

For 2007, this amount related to the interest on new loans from a London-based bank to partially assist with the financing of the acquisitions of Inter-Ocean and Marlon Insurance Company Limited and Marlon Management Services Limited, or together referred to herein as Marlon, along with interest charges from prior years loans that were made to partially assist with the financing of the acquisitions of Brampton Insurance Company Limited, or Brampton, and Cavell Holdings Limited (UK), or Cavell.

For 2006, interest expense also included an amount relating to the interest on funds that were borrowed from B.H. Acquisition, which, for 2007, was a wholly-owned subsidiary, as well as interest on a vendor promissory note that formed part of the acquisition cost for Brampton. The vendor promissory note was repaid in May 2006. During 2007 the Inter-Ocean bank loan was repaid in full. In February 2008, the Cavell and Marlon bank loans were also repaid in full.

Foreign Exchange Gain/(Loss):

	Year Ended December 31,
	2007	2006	Variance
	(In thousands of U.S. dollars)

Consulting	$(192)	$(146)	$(46)
Reinsurance	8,113	10,978	(2,865)

Total	$7,921	$10,832	$(2,911)

We recorded foreign exchange gains of $7.9 million and $10.8 million for the years ended December 31, 2007 and December 31, 2006, respectively.

The foreign exchange gain for the year ended December 31, 2007 arose primarily as a result of: 1) the holding of surplus British pounds; and 2) the holding by Cavell of surplus net Canadian and Australian dollars, as required by local regulatory obligations, at a time when these currencies have been appreciating against the U.S. dollar. The gain for the year ended December 31, 2006 arose primarily as a result of having surplus British pounds as a result of our acquisitions of Brampton, Cavell, and Unione Italiana (U.K.) Reinsurance Company, or Unione, at a time when the British pound had strengthened against the U.S. dollar.

Share of Income of Partly Owned Company:

	Year Ended December 31,
	2007	2006	Variance
	(In thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	—	518	(518)

Total	$—	$518	$(518)

Our share of equity in earnings of partly owned companies for the years ended December 31, 2007 and 2006 was $Nil and $0.5 million, respectively. These amounts represented our proportionate share of equity in the earnings of B.H. Acquisition.

On January 31, 2007, B.H. Acquisition became our wholly-owned subsidiary and, as a result, we now consolidate the results of B.H. Acquisition.

Income Tax Recovery (Expense):

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

The decrease in minority interest was primarily a result of reduced foreign exchange gains in Brampton and a decrease in net reduction in loss and loss adjustment expense liabilities for Hillcot Re Limited and Brampton.

Negative Goodwill:

	Year Ended December 31,
	2007	2006	Variance
	(In thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	15,683	31,038	(15,355)

Total	$15,683	$31,038	$(15,355)

Negative goodwill of $15.7 million and $31.0 million, net of minority interest of $4.3 million, was recorded for the years ended December 31, 2007 and 2006, respectively. For 2007, the negative goodwill of $15.7 million was earned in connection with our acquisition of Inter-Ocean and represents the excess of the cumulative fair value of net assets acquired of $73.2 million over the cost of $57.5 million. This excess has, in accordance with SFAS 141 “Business Combinations,” been recognized as an extraordinary gain in 2007. The negative goodwill arose primarily as a result of the strategic desire of the vendors to achieve an exit from such operations and therefore to dispose of the company at a discount to fair value.

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

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, United States, Australia and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. As of December 31, 2008 and 2007, our insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital.

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

We maintain a short duration conservative investment strategy whereby, as of December 31, 2008, 78.0% of our cash and fixed income portfolio was held with a maturity of less than one year and 93.6% had maturities of less than five years. Excluding the impact of commutations and any schemes of arrangement, should they be completed, we expect approximately 13.2% of the gross reserves to be settled within one year and approximately 61.5% of the reserves to be settled within five years. However, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses to less than five years. Therefore, the relatively short-duration investment portfolio is maintained in order to provide liquidity for commutation opportunities and preclude us from having to liquidate longer dated securities. As a result, we do not anticipate having to sell longer dated investments in order to meet future policyholder liabilities. However, if we had to sell a portion of our held-to-maturity portfolio to meet policyholder liabilities we would, at that point, amend the classification of the held-to-maturity portfolio to an available-for-sale portfolio. This reclassification would require the investment portfolio to be recorded at market value as opposed to amortized cost. As of December 31, 2008, such a reclassification would result in an insignificant increase in the value of our cash and investments, reflecting the unrealized gain position of the held-to-maturity portfolio as of December 31, 2008.

At December 31, 2008, total cash and investments were $3.49 billion, compared to $1.80 billion at December 31, 2007. The increase of $1.69 billion was due primarily to cash and investments of $2.40 billion acquired upon the acquisition of subsidiaries offset by: 1) net paid losses relating to settled claims of $174.0 million; 2) purchase costs of acquisitions, net of external financing, of $371.6 million; and 3) foreign exchange losses on cash and investments of $155.5 million.

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

Operating

Net cash provided by our operating activities for the year ended December 31, 2008 was $157.2 million compared to $73.7 million for the year ended December 31, 2007. This increase in cash flows was attributable to net assets assumed on retro-active reinsurance contracts and purchases of trading security investments held by us, partially offset by higher general and administrative and interest expenses, for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Net cash provided by our operating activities for the year ended December 31, 2007 was $73.7 million compared to $4.2 million for the year ended December 31, 2006. This increase in cash flows was attributable mainly to reinsurance collections and the sales of trading securities, offset by higher general and administrative expenses and interest expense incurred for the year ended December 31, 2007 as compared to the same period in 2006.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by investing activities was $245.1 million during the year ended December 31, 2008 compared to $475.1 million during the year ended December 31, 2007. The decrease in the cash flows was due to the increase in restricted cash and available-for-sale securities acquired in relation to the acquisitions during the year ended December 31, 2008, the decrease in cash from the sale and maturities of investments and the increase in purchases of available-for-sale investments during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Net cash provided by investing activities was $475.1 million during the year ended December 31, 2007 compared to $179.3 million during the year ended December 31, 2006. The increase in the year was due mainly to the sale and maturity of investments held by us.

Financing

Net cash provided by (used in) financing activities was $624.6 million during the year ended December 31, 2008 compared to $(4.5) million during the year ended December 31, 2007. The increase in cash provided by financing activities was primarily attributable to the increase in net proceeds from loan financing; the increase in contributions to surplus of subsidiaries by minority interests in relation to the acquisitions; and proceeds from the issuance of ordinary shares during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

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

Investments

At December 31, 2008, the maturity distribution of our fixed income investment portfolio was as follows:

	2008		2007
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due within 1 year	$510,081	$511,181	$102,469	$102,346
After 1 through 5 years	535,430	542,368	269,303	272,735
After 5 through 10 years	128,741	138,679	77,486	78,965
After 10 years	33,081	33,813	102,442	102,933

	$1,207,333	$1,226,041	$551,700	$556,979

For more information, see “Business— Investment Portfolio” on page 23.

Long-Term Debt

On February 18, 2008, we fully repaid the outstanding principal and accrued interest on the loans used to partially finance the acquisitions of Cavell and Marlon totaling $40.5 million.

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

The interest rate on Cumberland Facility A is LIBOR plus 2.00%. Cumberland Facility A is repayable in five years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility A contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of December 31, 2008, all of the financial covenants relating to Cumberland Facility A were met.

The interest rate on Cumberland Facility B is LIBOR plus 2.75%. Cumberland Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility B contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of December 31, 2008, all of the financial covenants relating to Cumberland Facility B were met.

In October 2008, we repaid AU$86.2 million of Cumberland Facility A. On October 3, 2008, we received permission from the Australian regulators to release AU$25.8 million, which will also be used to pay down Cumberland Facility A. As at December 31, 2008 this had not yet been released.

In February 2008, our wholly-owned subsidiary, Rombalds Limited, or Rombalds, entered into a term facility agreement, or the Rombalds Facility, with a London-based bank. On February 28, 2008, we drew down approximately $32.0 million from the Rombalds Facility to partially fund the acquisition of Guildhall. The interest rate on the Rombalds Facility was LIBOR plus 2.00%. On September 22, 2008, we fully repaid the outstanding principal and accrued interest on the Rombalds Facility totaling $32.0 million.

On May 8, 2008, we fully repaid outstanding principal and accrued interest on the loan used to partially finance the acquisition of Brampton Insurance Company Limited totaling $19.9 million.

On June 20, 2008, in connection with the proposed acquisition by EAL of Goshawk through the Offer, EAL entered into a Term Facilities Agreement, or the Goshawk Facilities Agreement, with a London-based bank. The Goshawk Facilities Agreement provided for a term loan facility of up to $60.0 million to partially finance the acquisition of Goshawk and refinance certain debt obligations of one of Goshawk’s subsidiaries, or the Existing Debt.

On August 12, 2008, we and EAL entered into an amendment and restatement agreement under which the Goshawk Facilities Agreement was amended, or the First Amendment and Restatement Agreement. Under the First Amendment and Restatement Agreement, EAL was entitled to draw $47.5 million to fund the acquisition of Goshawk, or Goshawk Facility A, and we were entitled to draw $12.5 million to refinance the Existing Debt, or Goshawk Facility B. On August 14, 2008, we drew down $12.5 million from Goshawk Facility B to partially fund the refinancing of Existing Debt of $16.3 million; and on October 3, 2008, EAL drew down $36.1 million from Goshawk Facility A.

The interest rate on the Goshawk facilities is LIBOR plus 2.25%. The facilities are repayable within three years and Goshawk Facility A is secured by a first charge over EAL’s shares in Goshawk and certain of its material subsidiaries. The First Amendment and Restatement Agreement contains various financial and business covenants, including limitations on liens on the stock of certain subsidiaries, restrictions as to the disposition of the stock of those subsidiaries and limitations on mergers and consolidations. As of December 31, 2008, all of the financial covenants relating to Goshawk Facility A and Goshawk Facility B were met.

On October 6, 2008, we fully repaid the outstanding principal and accrued interest on the loan used to partially finance the acquisition of EPIC totaling $33.1 million.

On December 30, 2008, in connection with the Unionamerica acquisition, Royston Run-off Limited, or Royston, borrowed the full amount of the $184.6 million available under a term facilities agreement, or the Unionamerica Facilities Agreement, with National Australia Bank Limited, or NABL. Of that amount, Royston borrowed $152.6 million under Facility A and $32.0 million under Facility B. We have provided a guarantee of all of the obligations of Royston under the Unionamerica Facilities Agreement, however, if NABL’s participation in the facilities is reduced to or below 50% of overall commitments, then we will be released from all obligations as guarantor. Royston incurred $6.9 million in fees in connection with this financing.

The loans are secured by a lien covering all of the assets of Royston. The interest rate on the Facility A portion is LIBOR plus 3.50% and the interest rate on the Facility B portion is LIBOR plus 4.00%. The current blended rate on the full amount to be borrowed is LIBOR plus 3.59%. During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Unionamerica

Facilities Agreement), the lenders may declare that all amounts outstanding under the Unionamerica Facilities Agreement are immediately due and payable, declare that all borrowed amounts be paid upon demand, or proceed against the security. Amounts outstanding under the Unionamerica Facilities Agreement are also subject to acceleration by the lenders in the event of a change of control of Royston, successful application by Royston or certain of its affiliates (other than us) for listing on a stock exchange, or total amounts outstanding under the facilities decreasing below $10.0 million.

The Facility A portion is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. The Facility B portion is repayable within four years from the date of the Unionamerica Facilities Agreement. The facilities contain various financial and business covenants, including limitations on dividends of restricted subsidiaries, restrictions as to the disposition of stock of restricted subsidiaries and limitations on mergers and consolidations by Royston. As at December 31, 2008, all of the covenants relating to the facilities were met.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2008.

		Less Than			More Than
Payments due by period:	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions of U.S. dollars)

Contractual Obligations
Investment commitments	$108.0	$29.4	$41.6	$31.6	$5.4
Operating lease obligations	8.2	1.9	3.5	2.1	0.7
Loan repayments	389.6	—	201.2	122.5	65.9
Gross reserves for losses and loss adjustment expenses	2,798.3	370.6	831.6	519.9	1,076.2

	$3,304.1	$401.9	$1,077.9	$676.1	$1,148.2

The amounts included in gross reserves for losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” beginning on page 66.

We have an accrued liability of approximately $8.1 million for unrecognized tax benefits as of December 31, 2008. We are not able to make reasonably reliable estimates of the period in which any cash settlements that may arise with any of the respective tax authorities would be made. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

In 2006, we committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2008, the capital contributed to the Flowers Fund was $96.0 million, with the remaining commitment being approximately $4.0 million.

As at December 31, 2008, we guaranteed the obligations of two of our subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $28.5 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at December 31, 2008, we had not recorded any liabilities associated with the guarantees.

On September 10, 2008, we made a commitment to invest an aggregate of $100.0 million in J.C. Flowers Fund III L.P., or Fund III. Our commitment may be drawn down by Fund III over approximately the next six years. As of December 31, 2008, $0.1 million of the commitment had been drawn down. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and us.

We have made a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2008, the capital contributed to GSC was $5.9 million, with the remaining commitment being $4.1 million. The $10.0 million represents 8.5% of the total commitments made to GSC.

On January 16, 2009, we committed to invest approximately $8.7 million in JCF III Co-invest I L.P., in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2008, we had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

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

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments at December 31, 2008. The modeling of this effect was performed on our investments classified as trading and available-for-sale. A shift in the yield curve would not have an impact on our fixed income investments classified as held to maturity as they are carried at purchase cost adjusted for amortization of premiums and discounts. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value
of Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
	−50	−25	0	+25	+50
	(in thousands of U.S. dollars)

Total Market Value	$632,251	$629,793	$627,355	$624,971	$622,546
Market Value Change from Base	0.78%	0.39%	0.0%	(0.38)%	(0.77)%
Change in Unrealized Value	$4,896	$2,438	$0	$(2,384)	$(4,809)

As a holder of fixed income securities and mutual funds, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the fixed income held to maturity portfolio is invested in high-quality securities. At December 31, 2008, approximately 70.7% of our investment portfolio was rated AAA or better by Standard & Poor’s.

At December 31, 2008, reinsurance receivables of $254.2 million were associated with two reinsurers and represented 37.8% of reinsurance balances receivable. These reinsurers are rated AA- by Standard & Poor’s. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

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

We currently do not use foreign currency hedges to manage our foreign currency exchange risk. Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints. This matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet certain local country branch and regulatory requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities. We currently have not matched our surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators.

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

The table below summarizes our gross and net exposure as of December 31, 2008 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$514.8	$221.6	$42.6	$55.5	$17.6	$852.1
Total Liabilities	393.1	166.8	31.2	41.4	17.4	649.9

Net Foreign Currency Exposure	$121.7	$54.8	$11.4	$14.1	$0.2	$202.2

Excluding any tax effects, as of December 31, 2008, a 10% change in the U.S. dollar relative to the other currencies held by us would have resulted in a $20.2 million change in shareholders’ equity. As of December 31, 2007, a 10% change in the U.S. dollar relative to the other currencies held by us would have resulted in a $12.9 million change in shareholders’ equity.

The table below summarizes our gross and net exposure as of December 31, 2008 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

	GBP	Euro	USD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$15.0	$8.8	$290.9	$0.1	$1.8	$316.6
Total Liabilities	15.6	9.4	136.5	4.5	0.2	166.2

Net Foreign Currency Exposure	$(0.6)	$(0.6)	$154.4	$(4.4)	$1.6	$150.4

Excluding any tax effects, as of December 31, 2008, a 10% change in the Australian dollar relative to the other currencies held by us would have resulted in a $15.0 million change in shareholders’ equity. As of December 31, 2007, we had no subsidiaries whose functional currency was Australian dollars.

The table below summarizes our gross and net exposure as of December 31, 2008 to foreign currencies for our subsidiaries whose functional currency is British pounds:

	USD	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$100.0	$0.4	$—	$—	$—	$100.4
Total Liabilities	37.2	—	—	—	—	37.2

Net Foreign Currency Exposure	$62.8	$0.4	$—	$—	$—	$63.2

Excluding any tax effects, as of December 31, 2008, a 10% change in the British pound relative to the other currencies held by us would have resulted in a $6.3 million change in shareholders’ equity. As of December 31, 2007, we had no subsidiaries whose functional currency was British pounds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the accompanying consolidated balance sheets of Enstar Group Limited (formerly known as Castlewood Holdings Limited) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche

Hamilton, Bermuda
March 4, 2009

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2008 — $406,712; 2007 — $15,480)	$406,712	$15,480
Fixed maturities, available for sale, at fair value (amortized cost: 2008 — $103,452; 2007 — $7,006)	104,797	6,878
Fixed maturities, held to maturity, at amortized cost (fair value: 2008 — $598,686; 2007 — $210,998)	586,716	211,015
Fixed maturities, trading, at fair value (amortized cost: 2008 — $110,453; 2007 — $318,199)	115,846	323,623
Equities, trading, at fair value (cost: 2008 — $5,087; 2007 — $5,087)	3,747	4,900
Other investments, at fair value (cost: 2008 — $147,652; 2007 — $60,971)	60,237	75,300

Total investments	1,278,055	637,196
Cash and cash equivalents	1,866,546	995,237
Restricted cash and cash equivalents	343,327	168,096
Accrued interest receivable	21,277	7,200
Accounts receivable, net	15,992	25,379
Income taxes recoverable	—	658
Reinsurance balances receivable	672,696	465,277
Investment in partly owned company	20,850	—
Goodwill	21,222	21,222
Other assets	118,186	96,878

TOTAL ASSETS	$4,358,151	$2,417,143

LIABILITIES
Losses and loss adjustment expenses	$2,798,287	$1,591,449
Reinsurance balances payable	179,917	189,870
Accounts payable and accrued liabilities	39,340	21,383
Income taxes payable	19,034	—
Loans payable	391,534	60,227
Other liabilities	58,808	40,178

TOTAL LIABILITIES	3,486,920	1,903,107

MINORITY INTEREST	256,022	63,437

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2008:156,000,000; 2007: 156,000,000)
Ordinary shares (Issued and outstanding 2008: 13,334,353; 2007: 11,920,377)	13,334	11,920
Non-voting convertible ordinary shares (Issued 2008: 2,972,892; 2007:
2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2008:
2,972,892; 2007: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	709,485	590,934
Accumulated other comprehensive (loss) income	(30,871)	6,035
Retained earnings	341,847	260,296

TOTAL SHAREHOLDERS’ EQUITY	615,209	450,599

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,358,151	$2,417,143

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(expressed in thousands of U.S. dollars,
	except share and per share data)

INCOME
Consulting fees	$25,151	$31,918	$33,908
Net investment income	26,601	64,087	48,099
Net realized gains (losses)	(1,655)	249	(98)

	50,097	96,254	81,909

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(242,104)	(24,482)	(31,927)
Salaries and benefits	56,270	46,977	40,121
General and administrative expenses	53,357	31,413	18,878
Interest expense	23,370	4,876	1,989
Net foreign exchange loss (gain)	14,986	(7,921)	(10,832)

	(94,121)	50,863	18,229

EARNINGS BEFORE INCOME TAXES, MINORITY INTEREST AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANIES	144,218	45,391	63,680
INCOME TAXES	(46,854)	7,441	318
MINORITY INTEREST	(50,808)	(6,730)	(13,208)
SHARE OF NET (LOSS) EARNINGS OF PARTLY OWNED COMPANIES	(201)	—	518

EARNINGS BEFORE EXTRAORDINARY GAIN	46,355	46,102	51,308
Extraordinary gain — Negative goodwill (net of minority interest of $15,084, $nil and $4,329, respectively)	35,196	15,683	31,038

NET EARNINGS	$81,551	$61,785	$82,346

PER SHARE DATA:
Earnings per share before extraordinary gain — basic	$3.67	$3.93	$5.21
Extraordinary gain per share — basic	2.78	1.34	3.15

Earnings per share — basic	$6.45	$5.27	$8.36

Earnings per share before extraordinary gain — diluted	$3.59	$3.84	$5.15
Extraordinary gain per share — diluted	2.72	1.31	3.11

Earnings per share — diluted	$6.31	$5.15	$8.26

Weighted average shares outstanding — basic	12,638,333	11,731,908	9,857,194
Weighted average shares outstanding — diluted	12,921,475	12,009,683	9,966,960

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$81,551	$61,785	$82,346

Other comprehensive income:
Unrealized holding gains (losses) on investments arising during the period	12,429	249	(98)
Reclassification adjustment for net realized (gains) losses included in net earnings	1,655	(249)	98
Currency translation adjustment (losses) gains	(50,990)	1,470	3,555

Other comprehensive (loss) income	(36,906)	1,470	3,555

COMPREHENSIVE INCOME	$44,645	$63,255	$85,901

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008 and 2007 and 2006

	2008	2007	2006
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of year	$11,920	$19	$22,661
Redemption of Class E shares	—	—	(22,642)
Conversion of shares	—	6,029	—
Issue of shares	1,375	5,775	—
Shares repurchased	—	(7)	—
Share awards granted/vested	39	104	—

Balance, end of year	$13,334	$11,920	$19

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$2,973	$—	$—
Conversion of shares	—	2,973	—

Balance, end of year	$2,973	$2,973	$—

Treasury Shares
Balance, beginning of year	$(421,559)	$—	$—
Shares acquired, at cost	—	(421,559)	—

Balance, end of year	$(421,559)	$(421,559)	$—

Additional Paid-in Capital
Balance, beginning of year	$590,934	$111,371	$89,090
Reclassification of deferred compensation	—	—	(112)
Share awards granted/vested	2,551	3,665	112
Shares repurchased	—	(16,755)	—
Issue of shares	115,392	490,269	—
Amortization of share awards	608	2,384	22,281

Balance, end of year	$709,485	$590,934	$111,371

Deferred Compensation
Balance, beginning of year	$—	$—	$(112)
Reclassification of deferred compensation	—	—	112

Balance, end of year	$—	$—	$—

Accumulated Other Comprehensive (Loss)/Income
Balance, beginning of year	$6,035	$4,565	$1,010
Other comprehensive (loss)/income	(36,906)	1,470	3,555

Balance, end of year	$(30,871)	$6,035	$4,565

Retained Earnings
Balance, beginning of year	$260,296	$202,655	$148,257
Adjustment to initially apply FIN 48	—	4,858	—

Adjusted balance, beginning of period	260,296	207,513	148,257
Conversion of shares	—	(9,002)	—
Dividend paid	—	—	(27,948)
Net earnings	81,551	61,785	82,346

Balance, end of year	$341,847	$260,296	$202,655

See accompanying notes to the consolidated financial statements.

ENSTAR GROUP LIMITED

(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$81,551	$61,785	$82,346
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Minority interest	50,808	6,730	13,208
Negative goodwill (net of minority interest of $15,084; 2007: nil; 2006: $4,329)	(35,196)	(15,683)	(31,038)
Share of undistributed net loss (earnings) of partly owned companies	201	—	(518)
Share of net loss from other investments	85,157	—	—
Share-based compensation expense	608	2,384	22,393
Net realized and unrealized investment loss (gain)	1,655	(249)	453
Other items	7,656	5,374	(11,983)
Depreciation and amortization	808	951	503
Amortization of bond premiums and discounts	(1,278)	176	1,959
Net movement of trading securities	207,132	104,363	12,122
Changes in assets and liabilities:
Reinsurance balances receivable	24,270	118,850	(52,453)
Other assets	45,301	(7,580)	—
Losses and loss adjustment expenses	(268,333)	(105,115)	(14,922)
Reinsurance balances payable	(74,042)	(74,472)	(17,904)
Accounts payable and accrued liabilities	(11,349)	(5,926)	—
Other liabilities	42,238	(17,914)	—

Net cash flows provided by operating activities	157,187	73,674	4,166

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$254,613	$5,653	$4,698
Purchase of available-for-sale securities	(212,342)	(74,827)	(100,644)
Sales and maturities of available-for-sale securities	263,299	411,573	305,387
Purchase of held-to-maturity securities	—	(29,512)	(171,250)
Maturity of held-to-maturity securities	136,305	229,818	143,298
Movement in restricted cash and cash equivalents	(141,475)	(53,358)	—
Funding of other investments	(33,488)	(11,824)	(11,009)
Purchase of investments in partly owned company	(21,387)	—	—
Other investing activities	(463)	(2,396)	8,816

Net cash flows provided by investing activities	245,062	475,127	179,296

FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	$115,392	$—	$—
Redemption of shares	—	—	(22,642)
Distribution of capital to minority shareholders	(27,146)	—	(11,765)
Contribution to surplus of subsidiary by minority interest	163,848	1,187	22,918
Dividend paid	—	—	(27,948)
Dividend paid to minority shareholders	—	—	(13,715)
Receipt of loans	572,791	42,125	86,356
Repayment of loans	(200,301)	(31,032)	(46,839)
Repurchase of shares	—	(16,762)	—

Net cash flows provided by (used in) financing activities	624,584	(4,482)	(13,635)

TRANSLATION ADJUSTMENT	(155,524)	101	778

NET INCREASE IN CASH AND CASH EQUIVALENTS	871,309	544,420	170,605
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	995,237	450,817	280,212

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,866,546	$995,237	$450,817

Supplement Cash Flow Information
Net income taxes (paid) recovered	$(6,195)	$5,241	$647
Interest paid	$14,853	$4,597	$1,041

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
(Tabular information expressed in thousands of U.S. dollars except share and per share data)

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

The terms “FAS” used in these notes refer to Statements of Financial Standards issued by the United States Financial Accounting Standards Board (“FASB”).

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Cash and cash equivalents — The Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash and cash equivalents.

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

b) Fixed Maturities:  Debt securities classified as held-to-maturity investments are carried at purchase cost adjusted for amortization of premiums and discounts. Debt investments classified as trading securities are carried at fair value, with realized and unrealized holding gains and losses recognized in realized gains and losses. Debt securities classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities.

c) Equity Securities:  Equity investments are classified as trading securities and are carried at fair value with realized and unrealized holding gains and losses recognized in realized gains and losses.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

d) Other Investments:  Other investments include investments in limited partnerships and limited liability companies which value their investments at fair value. The Company has no significant influence and does not participate in the management of these investments. Other investments are accounted for at estimated fair values, determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. The Company records movement in the value of its other investments through earnings. Significant estimates are involved in the valuation of other investments. Because of the inherent uncertainty of valuation, the estimates of fair value may differ significantly from the values that would have been used had a ready market for the other investments existed. The differences could be significant.

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

Investment in partly owned company — An investment in a partly owned company, in which the Company has significant influence, is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends.

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

The resultant translation adjustment for self-sustaining subsidiaries is classified as a separate component of other comprehensive income and for integrated operations is included in net earnings.

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

Acquisitions — Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Enstar Limited (formerly “Castlewood Limited”) by Enstar in 2001. FAS No. 142, “Goodwill and Other Intangible Assets” requires that the Company perform an initial valuation of its goodwill assets and to update this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company’s goodwill asset. Negative goodwill arises where the fair value of net assets acquired exceeds the purchase price of those acquired assets and, in accordance with FAS No. 141, “Business Combinations,” has been recognized as an extraordinary gain.

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

New Accounting Pronouncements — The Company adopted FAS 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, we use various valuation approaches, including market and income approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008, or any material impact on our results of operations, financial position or liquidity. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSP FAS 157-2 effective January 1, 2008, and FAS 157 will not be applied to our goodwill and other intangible assets measured annually for impairment testing purposes only. We adopted FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009. The Company is currently evaluating the related provisions of FAS 157 and their potential impact on future financial statements.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 in a market that is not active. The key considerations highlighted in FSP FAS 157-3 include the use of an entity’s own assumptions about future cash flows and appropriate risk-adjusted discount rates, appropriate risk adjustments for non-performance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was effective upon issuance.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). This standard permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial instruments and certain other items including insurance contracts. An entity electing the fair value option would be required to recognize changes in fair value in earnings and provide disclosure that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements regarding fair value measurements included in FAS 157 and FAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of FAS 159 did not impact retained earnings as of January 1, 2008 because the Company did not make any elections.

In December 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS 141(R)”). FAS 141(R) replaces FAS No. 141 but retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires acquisition-related costs to be recognized separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The Company is currently evaluating the provisions of FAS 141(R) and its potential impact on future financial statements.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”). FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the reconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that results in deconsolidation. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies). The presentation and disclosure of FAS 160 shall be applied retrospectively for all periods presented. The Company is currently evaluating the provisions of FAS 160 and its potential impact on future financial statements.

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

3.	ACQUISITIONS

The Company accounts for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of reinsurance assets

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur.

2006

Brampton, Cavell and Unione

On March 30, 2006, Hillcot Holdings Ltd. (“Hillcot Holdings”), at that date, a 50.1% owned subsidiary of Enstar, acquired Aioi Insurance Company of Europe Limited (“Aioi”), a reinsurance company based in the U.K., for total consideration of £62.0 million, of which £50.0 million was paid in cash and £12.0 million by way of vendor loan note. Upon completion of the transaction, Aioi’s name was changed to Brampton Insurance Company Limited (“Brampton”).

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

The purchase price and fair value of the assets acquired in the Brampton, Cavell and Unione acquisitions were as follows:

Purchase price	$186,614
Direct costs of acquisitions	876

Total purchase price	$187,490

Net assets acquired at fair value	$222,857

Excess of net assets over purchase price (negative goodwill)	(35,367)
Less: Minority interest share of negative goodwill	4,329

$(31,038)

The negative goodwill of $31.0 million (net of minority interest) relating to the acquisitions completed in the year arose as a result of the following: (1) income earned by Brampton between the date of the balance sheet on which the agreed purchase price was based, December 31, 2004 and the date the acquisition closed, March 30, 2006; and (2) the strategic desire of the vendor of Cavell and Unione to achieve an exit from such operations and therefore to dispose of the companies at a discount to fair value.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, investments and accrued interest	$576,250
Reinsurance balances receivable	55,433
Accounts receivable (net) and other assets	13,821
Losses and loss adjustment expenses	(422,647)

Net assets acquired at fair value	$222,857

Other assets acquired consisted of a building to be disposed of by sale and deferred tax assets.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007

EGI and BH

On January 31, 2007, the Company completed the Merger of CWMS Subsidiary Corp., a Georgia corporation and its wholly-owned subsidiary, with and into EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a direct wholly-owned subsidiary of the Company.

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

On February 23, 2007, Enstar repurchased 7,180 Enstar ordinary shares from T. Whit Armstrong for total consideration of $0.7 million. This repurchase was done in accordance with the letter agreement dated May 23, 2006, between T. Whit Armstong, T. Wayne Davis and Enstar pursuant to which Enstar agreed to repurchase from Messrs. Armstrong and Davis, upon their request, during a 30-day period commencing January 15, 2007, at then prevailing market prices, such number of Enstar ordinary shares as provided an amount sufficient for Messrs. Armstrong and Davis to pay taxes on compensation income resulting from the exercise of options by them on May 23, 2006 for 50,000 shares of EGI common stock in the aggregate. Mr. Davis did not elect to sell shares under the agreement. Messrs. Armstrong and Davis are directors of the Company.

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

The purchase price and fair value of the assets acquired for EGI and BH acquisitions were as follows:

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

Inter-Ocean

On February 23, 2007, the Company, through a wholly-owned subsidiary, completed the acquisition of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for total consideration of approximately $57.5 million. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland.

The purchase price and fair value of the assets acquired in the Inter-Ocean acquisition were as follows:

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma condensed combined income statement for the twelve months ended December 31, 2007 and 2006 combines the historical consolidated statements of income of the Company, EGI, BH and Inter-Ocean giving effect to the business combinations and related transactions as if they had occurred on January 1, 2007 and 2006, respectively.

	Enstar							Enstar
Twelve Months Ended	Group			Pro forma			Pro forma	Group Limited
December 31, 2007:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Pro forma

Total income	$86,748	$4,789	$1,807	$(3,310)	$90,034	$3,684	$(563)	$93,155
Total expenses	(53,136)	(3,259)	344	2,890	(53,162)	(410)	(1,414)	(54,986)

Net earnings before extraordinary gain	33,612	1,530	2,151	(420)	36,872	3,274	(1,977)	38,169
Extraordinary gain	15,683	—	—	—	15,683	—	—	15,683

Net earnings	$49,295	$1,530	$2,151	$(420)	$52,555	$3,274	$(1,977)	$53,852

Net earnings per ordinary share before extraordinary gains — basic								$3.25
Extraordinary gain — basic								1.34

Net earnings per ordinary share — basic								$4.59

Net (loss) earnings per ordinary share before extraordinary gains — diluted								$3.18
Extraordinary gain — diluted								1.31

Net earnings per ordinary share — diluted								$4.49

Weighted average shares —
basic								11,731,908
Weighted average shares — diluted								12,009,683

	Enstar							Enstar
Twelve Months Ended	Group			Pro forma			Pro forma	Group Limited
December 31, 2006:	Limited	BH	EGI	Adjustment	Sub-Total	Inter-Ocean	Adjustment	Pro forma

Total income	$81,909	$5,160	$22,705	$(18,627)	$91,147	$26,509	$(750)	$116,906
Total expenses	(30,601)	(4,009)	(11,985)	1,250	(45,345)	(27,682)	(959)	(73,986)

Net earnings (loss) before extraordinary gain	51,308	1,151	10,720	(17,377)	45,802	(1,173)	(1,709)	42,920
Extraordinary gain	31,038	—	6,149	(6,149)	31,038	—	—	31,038

Net earnings (loss)	$82,346	$1,151	$16,869	$(23,526)	$76,840	$(1,173)	$(1,709)	$73,958

Net earnings per ordinary share before extraordinary gains — basic								$4.35
Extraordinary gain — basic								3.15

Net earnings per ordinary share — basic								$7.50

Net earnings per ordinary share before extraordinary gains — diluted								$4.31
Extraordinary gain — diluted								$3.11

Net earnings per ordinary share — diluted								$7.42

Weighted average shares — basic								9,857,194
Weighted average shares — diluted								9,966,960

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tate & Lyle

On June 12, 2007, the Company completed the acquisition of Tate & Lyle Reinsurance Ltd. (“Tate & Lyle”) for total consideration of approximately $5.9 million. Tate & Lyle is a Bermuda-based reinsurance company in run-off.

The purchase price and fair value of the assets acquired in the Tate & Lyle acquisition were as follows:

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

Marlon

On August 28, 2007, the Company completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited (together, “Marlon”) for total consideration of approximately $31.2 million. Marlon are U.K.-based companies.

The purchase price and fair value of the assets acquired in the Marlon acquisition were as follows:

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008

Shelbourne

In December 2007, Enstar, in conjunction with JCF FPK I L.P., (“JCF FPK”) and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”), to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (“FPKCCW”) and J.C. Flowers II, L.P. (the “Flowers Fund”). The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers is the founder and Managing Member of J.C. Flowers & Co LLC. John J. Oros, Enstar’s Executive Chairman and a member of Enstar’s board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and Enstar. In addition, an affiliate of the Flowers Fund controls approximately 41% of FPKCCW. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. Enstar owns 50.1% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $471.2 million. During 2008, Enstar has committed capital of approximately £36.0 million (approximately $72.0 million) to Lloyd’s Syndicate 2008. Enstar’s capital commitment was financed by approximately £12.0 million (approximately $24.0 million) from a letter of credit issued by a London-based bank that has been secured by parental guarantee from Enstar; approximately £11.0 million (approximately $22.0 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK), by way of a non-voting equity participation; and approximately £13.0 million (approximately $26.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 is approximately £14.0 million (approximately $28.0 million).

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

The purchase price and fair value of the assets acquired in the Guildhall acquisition were as follows:

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

Gordian

On March 5, 2008, the Company completed the acquisition from AMP Limited (“AMP”) of AMP’s Australian-based closed reinsurance and insurance operations (“Gordian”). The purchase price, including acquisition expenses, was approximately AU$436.9 million (approximately $405.4 million) and was financed by AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank (in which the Flowers Fund is a significant shareholder of the German bank); approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand.

The purchase price and fair value of the assets acquired in the Gordian acquisition were as follows:

Purchase price	$401,086
Direct costs of acquisition	4,326

Total purchase price	$405,412

Net assets acquired at fair value	$455,692

Excess of net assets over purchase price (negative goodwill)	$50,280
Less minority interest share of negative goodwill	(15,084)

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

Seaton and Stonewall

On June 13, 2008, the Company’s indirect subsidiary, Virginia Holdings Ltd., completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation (“Stonewall”) from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The purchase price of $20.4 million was funded from available cash on hand.

The purchase price of the Company’s 44.4% share of Stonewall and the fair value of the assets acquired were as follows:

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

Goshawk

On June 20, 2008, the Company, through its wholly-owned subsidiary, Enstar Acquisitions Limited (“EAL”), announced a cash offer to all of the shareholders of Goshawk Insurance Holdings Plc (“Goshawk”), at 5.2 pence (approximately $0.103) for each share (the “Offer”), conditioned, among other things, on receiving acceptance from shareholders owning 90% of the shares of Goshawk. Goshawk owns Rosemont Reinsurance Limited, a

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. The Offer valued Goshawk at approximately £45.7 million in the aggregate.

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

In connection with the acquisition, Goshawk’s bank loan of $16.3 million was refinanced by the drawdown of $12.2 million (net of fees) from a credit facility provided by a London-based bank and $4.1 million from the Flowers Fund.

The purchase price of the Company’s 89.44% share of Goshawk and the fair value of the assets acquired were as follows:

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

The purchase price and fair value of the assets acquired in the EPIC acquisition were as follows:

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

The purchase price and fair value of the assets acquired in the Capital Assurance acquisition were as follows:

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

Unionamerica

On December 30, 2008, the Company completed the purchase of all of the outstanding capital stock of Unionamerica Holdings Limited (“Unionamerica”) for total consideration of approximately $343.4 million. Unionamerica is comprised of the discontinued operations of St. Paul Fire and Marine Insurance Company’s

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.K. based London Market business, which were placed into run-off between 1992 and 2003. The purchase price was financed by approximately $184.6 million from a credit facility provided by a London-based bank (“Royston Facility”); approximately $49.8 million from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. Under the facilities agreement for the bank loan, the Company borrowed $152.6 million under Facility A and $32.0 million under Facility B. The loans are secured by a lien covering all of the assets of Royston Run-off Limited (“Royston”), the parent of Unionamerica. The interest rate on Facility A is LIBOR plus 3.50% and will be repayable within three years, and the interest rate on Facility B is LIBOR plus 4.00% and will be repayable within four years.

The purchase price and fair value of the assets acquired in the Unionamerica acquisition were as follows:

Purchase price	$341,266
Direct costs of acquisition	2,160

Total purchase price	$343,426

Net assets acquired at fair value	$343,426

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$1,031,649
Reinsurance balances receivable	128,615
Other assets	35,735
Losses and loss adjustment expenses	(828,338)
Insurance and reinsurance balances payable	(22,681)
Accounts payable	(1,554)

Net assets acquired at fair value	$343,426

The following pro forma condensed combined income statement for the twelve months ended December 31, 2008 combines the historical consolidated statements of earnings of the Company with those of Gordian and Unionamerica (listed in table below as “UAH”), which were acquired in the first and fourth quarters of 2008,

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

						Enstar
	Enstar					Group
	Group			Pro forma		Limited
Twelve Months Ended December 31, 2008	Limited	Gordian	UAH	Adjustments		Pro forma

Total income	$7,755	$48,913	$19,023	$(5,194	)(a)	$70,497
Total expenses	(43,799)	109,732	(110,781)	(39,534	)(b)	(84,382)
Minority interest	(10,846)	(47,594)	27,527	13,418	(c)	(17,495)

(Loss) earnings before extraordinary gain	(46,890)	111,051	(64,231)	(31,310)		(31,380)
Extraordinary gain	35,196	—	—	—		35,196

Net (loss) earnings	$(11,694)	$111,051	$(64,231)	$(31,310)		$3,816

Earnings per ordinary share before extraordinary gain — basic and diluted						$(2.48)
Extraordinary gain — basic and diluted						2.78

Net earnings per ordinary share — basic and diluted						$0.30

Notes to the Twelve Months Ended December 31, 2008 Pro Forma Condensed Combined Income Statements:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	(17,374)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(27,540)
(iii) Adjustment to income taxes for pro forma adjustments	5,380

(39,534)
(c) Reflect minority interest’s share of net pro forma income statement adjustments	13,418

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma condensed combined statement of earnings for the twelve months ended December 31, 2007 combines the historical consolidated statement of earnings of the Company with those of The Enstar Group, Inc. (“EGI”), BH Acquisition Ltd. (“BH”) and Inter-Ocean Holdings, Ltd. (“Inter-Ocean”), each of which was acquired in the first quarter of 2007, and Gordian and Unionamerica (listed in the table below as “UAH”), which were acquired in the first and fourth quarters of 2008, respectively, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2007.

												Enstar
	Enstar											Group
Twelve Months Ended	Group				Pro forma					Pro forma		Limited
December 31, 2007	Limited	BH	EGI	Inter-Ocean	Adjustments		Sub-total	Gordian	UAH	Adjustments		Pro forma

Total income	$86,748	$4,789	$1,807	$3,684	$(3,873	)(b)	$93,155	$67,099	$47,417	$(4,395	)(a)	$203,276
Total expenses	(46,406)	(3,259)	344	(410)	1,476	(d)	(48,255)	43,987	(311)	(86,967	)(c)	(91,546)
Minority interest	(6,730)	—	—	—	—		(6,730)	(33,326)	(14,132)	$27,409	(e)	(26,779)

Earnings before extraordinary gain	33,612	1,530	2,151	3,274	(2,397)		38,170	77,760	32,974	(63,953)		84,951
Extraordinary gain	15,683	—	—	—	—		15,683	—	—	—		15,683

Net earnings	$49,295	$1,530	$2,151	$3,274	$(2,397)		$53,853	$77,760	$32,974	$(63,953)		$100,634

Earnings per ordinary share before extraordinary gain — basic												$7.24
Extraordinary gain — basic												1.34

Net earnings per ordinary share — basic												$8.58

Earnings per ordinary share before extraordinary gain — diluted												$7.07
Extraordinary gain - diluted												1.31

Net earnings per ordinary share — diluted												$8.38

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to the Twelve Months Ended December 31, 2007 Pro Forma Condensed Combined Income Statements:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(4,395)
(b) Elimination of fees earned by Enstar prior to acquisition	(3,873)
Expenses:
(c)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	(45,147)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(45,507)
(iii) Adjustment to income taxes for pro forma adjustments	3,687

(86,967)
(d)(i) Elimination of fees paid prior to acquisition	3,453
(ii) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	(1,977)

1,476
(e) Reflect minority interest’s share of net pro forma income statement adjustments	27,409

Hillcot Re

On October 27, 2008, Kenmare Holdings Ltd., a wholly-owned subsidiary of the Company, completed the purchase of the entire share capital of Hillcot Re Ltd. (“Hillcot Re”) for consideration of $54.4 million. The Company owns 50.1% of the outstanding share capital of Hillcot with Shinsei Bank, Ltd. (“Shinsei”) owning the remaining 49.9%. Upon completion of the transaction, Hillcot paid a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration received by Hillcot. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei. The purchase price of $54.4 million was funded from approximately 50% available cash on hand and the remaining balance from intercompany advances.

The purchase price and the fair value of the assets acquired of Hillcot was as follows:

Purchase price	$54,400
Direct costs of acquisition	272

Total purchase price	$54,672

Net assets acquired at fair value	$54,672

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$78,241
Reinsurance balances receivable	7,114
Other assets	1,336
Losses and loss adjustment expenses	(28,531)
Insurance and reinsurance balances payable	(630)
Accounts payable	(2,858)

Net assets acquired at fair value	$54,672

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $343.3 million and $168.1 million as of December 31, 2008 and 2007, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in debt securities and other short-term investments classified as available for sale are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at December 31, 2008
U.S. Treasury and Agency securities	$25,089	$2,197	$—	$27,286
Non-U.S. Government securities	917	32	—	949
Corporate debt securities	71,024	955	(1,839)	70,140
Other debt securities	6,422	—	—	6,422
Short-term investments	406,712	—	—	406,712

	$510,164	$3,184	$(1,839)	$511,509

As at December 31, 2007
Corporate debt securities	$757	$42	$(170)	$629
Other debt securities	6,249	—	—	6,249
Short-term investments	15,480	—	—	15,480

	$22,486	$42	$(170)	$22,358

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross unrealized losses on available for sale debt securities were split as follows:

	2008	2007

Due within one year	$(16)	$—
After 1 through 5 years	(1,401)	—
After 5 through 10 years	(55)	—
After 10 years	(367)	(170)

	$(1,839)	$(170)

As at December 31, 2008 and 2007 the number of securities classified as available-for-sale in an unrealized loss position was 30 and 1, respectively, with a fair value of $21.7 million and $0.2 million, respectively. As at December 31, 2008 one of these securities with a fair value of $0.2 million had been in an unrealized loss position for 12 months or longer. As at December 31, 2007, no securities classified as available-for-sale had been in an unrealized loss position for 12 months or longer.

Held-to-maturity

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As of December 31, 2008
U.S. Treasury and Agency securities	$119,981	$3,200	$(192)	$122,989
Non-U.S. Government securities	156,620	9,465	—	166,085
Corporate debt securities	310,115	2,750	(3,253)	309,612

	$586,716	$15,415	$(3,445)	$598,686

As of December 31, 2007
U.S. Treasury and Agency securities	$132,332	$816	$(314)	$132,834
Non-U.S. Government securities	2,534	—	(12)	2,522
Corporate debt securities	76,149	159	(666)	75,642

	$211,015	$975	$(992)	$210,998

The gross unrealized losses on held-to-maturity debt securities were split as follows:

	2008	2007

Due within one year	$(77)	$(161)
After 1 through 5 years	(1,171)	(217)
After 5 through 10 years	(1,444)	(13)
After 10 years	(753)	(601)

	$(3,445)	$(992)

As of December 31, 2008 and 2007, the number of securities classified as held-to-maturity in an unrealized loss position was 38 and 48, respectively, with a fair value of $53.8 million and $122.3 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 24

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 45, respectively, with a fair value of $32.4 million and $102.5 million, respectively. As of December 31, 2008, none of these securities were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The amortized cost and estimated fair values as of December 31, 2008 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized	Fair
	Cost	Value

Due within one year	$80,002	$80,491
After 1 through 5 years	428,989	437,333
After 5 through 10 years	67,128	70,721
After 10 years	10,597	10,141

	$586,716	$598,686

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading

The estimated fair value of investments in debt securities, short-term investments classified as trading securities and equities as of December 31 was as follows:

	2008	2007

U.S. Treasury and Agency securities	$84,351	$237,943
Non-U.S. Government securities	—	3,244
Corporate debt securities	31,495	82,436
Equities	3,747	4,900

	$119,593	$328,523

Other Investments

As of December 31, 2008 and 2007, the Company had $60.2 million and $75.3 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 1.7% and 4.2% of total investments and cash and cash equivalents as of December 31, 2008 and 2007, respectively. All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As of December 31, 2008 and 2007, the Company had unfunded capital commitments relating to its other investments of $108.0 million and $74.6 million, respectively. As of December 31, 2008 and 2007, 90.6% and 95.1%, respectively, of the other investments were with a related party.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

In accordance with FAS 157, we have categorized our investments held as of December 31, 2008 among levels as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value

Fixed maturities — available for sale	$—	$511,509	$—	$511,509
Fixed maturities — trading	—	115,494	352	115,846
Equity securities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total investments	$3,747	$627,003	$60,589	$691,339

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the quarter ended December 31, 2008:

	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of October 1, 2008	$846	$—	$91,604	$92,450
Net purchases (sales and distributions)	—	—	6,212	6,212
Total realized and unrealized losses	(494)	—	(37,579)	(38,073)

Level 3 investments as of December 31, 2008	$352	$—	$60,237	$60,589

The amount of total losses for the quarter ended December 31, 2008 included in earnings attributable to the fair value of changes in assets still held at the reporting date was $37.8 million. Of this amount, $0.5 million was included in net realized gains/(losses) and $37.3 million in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2008:

	Fixed
	Maturity	Equity	Other
	Investments	Securities	Investments	Total

Level 3 investments as of January 1, 2008	$1,051	$—	$75,300	$76,351
Net purchases (sales and distributions)	—	—	77,681	77,681
Total realized and unrealized losses	(699)	—	(92,744)	(93,443)

Level 3 investments as of December 31, 2008	$352	$—	$60,237	$60,589

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major categories of net investment income are summarized as follows:

	2008	2007	2006

Interest from cash and cash equivalents and short-term investments	$71,342	$49,544	$36,228
Interest from fixed maturities	26,549	15,798	13,227
Other	13,217	17	(355)
Amortization of bond premiums and discounts	1,278	(767)	(1,959)
Other investments	(84,117)	(331)	2,259
Investment expenses	(1,668)	(174)	(1,301)

	$26,601	$64,087	$48,099

During the years ended December 31, 2008, 2007 and 2006, proceeds from sales and maturities of available-for-sale securities were $263.3 million, $411.6 million and $305.4 million, respectively. Gross realized gains on sale of available-for-sale securities were $0.3 million, $0.1 million and $0.1 million, respectively, and gross realized losses on sale of available-for-sale securities were $0.1 million, $0.1 million and $0.1 million, respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted investments as of December 31, 2008 and 2007 was as follows:

	2008	2007

Assets used for collateral in trust for third-party agreements	$297,491	$12,000
Deposits with U.S. regulatory authorities	11,751	12,000

	$309,242	$24,000

6.	REINSURANCE BALANCES RECEIVABLE

	2008	2007

Recoverable from reinsurers on:
Paid losses	$278,122	$37,313
Outstanding losses	346,097	85,439
Losses incurred but not reported	110,194	468,753
Fair value adjustment	(61,717)	(126,228)

	$672,696	$465,277

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

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s acquired reinsurance subsidiaries use retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectable. The allowance for uncollectable reinsurance recoverable was $397.5 million and $164.6 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, reinsurance receivables with a carrying value of $254.2 million and $350.2 million, respectively, were associated with two reinsurers, which each represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

7.	INVESTMENT IN PARTLY OWNED COMPANIES

During the year ended December 31, 2008 the Company acquired 44.4% of the outstanding capital stock of Stonewall. Stonewall is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The investment is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends. During the year ended December 31, 2008 the Company recorded a loss of $0.2 million representing the Company’s share of after-tax losses.

On January 1, 2007 the Company held 45% of the ordinary shares of BH. On January 31, 2007, the Company acquired the 55% of the shares of BH it did not previously own. The Company has consolidated the results of operations of BH from the acquisition date.

The balance of the investment in partly owned company was $20.9 million and $nil at December 31, 2008 and 2007, respectively.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2008	2007

Outstanding	$1,605,445	$706,887
Incurred but not reported	1,542,498	1,169,578
Fair value adjustment	(349,656)	(285,016)

	$2,798,287	$1,591,449

The fair value adjustment, or FVA, represents the difference between the carrying value of reserves of acquired companies at the date of acquisition and the fair value of the reserves. The fair value of reserves is based on the estimated timing of reserve settlements discounted at a risk free rate and a risk margin determined by management. The FVA is amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method.

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2008 and 2007 included $846.4 million and $420.0 million, respectively, that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2008 and 2007 was $944.0 million and $677.6 million, respectively.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2008	2007	2006

Balance as at January 1	$1,591,449	$1,214,419	$806,559
Less reinsurance recoverables	427,964	342,160	213,399

	1,163,485	872,259	593,160
Effect of exchange rate movement	(124,989)	18,625	24,856
Incurred related to prior years	(242,104)	(24,482)	(31,927)
Paid related to prior years	(174,013)	(20,422)	(75,293)
Acquired on purchase of subsidiaries	1,408,046	317,505	361,463
Retroactive reinsurance contracts assumed	373,287	—	—

Net balance as at December 31	2,403,712	1,163,485	872,259
Plus reinsurance recoverables	394,575	427,964	342,160

Balance as at December 31	$2,798,287	$1,591,449	$1,214,419

The net reduction in loss and loss adjustment expense liabilities for the years ended December 31, 2008, 2007 and 2006 was primarily due to the following:

	2008	2007	2006

Reduction in estimates of ultimate losses	$158,370	$30,745	$21,433
Reduction (increase) in provisions for bad debts	39,203	(1,746)	6,296
Amortization of fair value adjustments	(24,525)	(26,531)	(10,942)
Reduction in provisions for loss adjustment expenses	69,056	22,014	15,139

Net reduction in loss and loss adjustment expense liabilities	$242,104	$24,482	$31,927

The reduction in estimates of ultimate losses in 2008, 2007 and 2006 arose from commutations and policy buy-backs, the settlement of losses in the year below carried reserves, lower than expected incurred adverse loss development and the resulting reductions in actuarial estimates of losses incurred but not reported. Based on a review during 2008 of reinsurance balances receivables and as a result of the collection of certain reinsurance receivables, against which bad debt provisions had been provided in earlier periods, the Company reduced its aggregate provisions for bad debt in 2008.

9.	LOANS PAYABLE

The Company incurred interest expense on its loan facilities of $23.4 million and $4.9 million for the years ended December 31, 2008 and 2007, respectively.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 18, 2008, the Company fully repaid the outstanding principal and accrued interest on the loans used to partially finance the acquisitions of Cavell and Marlon totaling $40.5 million.

In February 2008, the Company’s wholly-owned subsidiary, Cumberland Holdings Limited (“Cumberland”), entered into a term facility agreement jointly with a London-based bank and a German bank (the “Cumberland Facility”). On March 4, 2008, Cumberland drew down AU$215.0 million (approximately $197.5 million) from the Facility A commitment (“Cumberland Facility A”) and AU$86.0 million (approximately $79.0 million) from the Facility B commitment (“Cumberland Facility B”) to partially fund the Gordian acquisition. During the year, AU$7.8 million (approximately $6.6 million) of interest expense on the Cumberland Facility B was settled by adding the amount otherwise payable to the principal of the loan.

The interest rate on Cumberland Facility A is LIBOR plus 2.00%. Cumberland Facility A is repayable in five years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility A contains various financial and business covenants, restrictions on intragroup advances or loans, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations involving Cumberland. As of December 31, 2008, all of the financial covenants relating to Cumberland Facility A were met.

The interest rate on Cumberland Facility B is LIBOR plus 2.75%. Cumberland Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility B contains various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of December 31, 2008, all of the financial covenants relating to Cumberland Facility B were met.

In October 2008, Cumberland repaid AU$86.2 million (approximately $60.6 million) of Cumberland Facility A. On October 3, 2008, the Company received permission from the Australian regulators to release AU$25.8 million (approximately $18.1 million), which will also be used to pay down Cumberland Facility A.

On June 20, 2008, in connection with the proposed acquisition by EAL of Goshawk through the Offer, EAL entered into a Term Facilities Agreement (the “Goshawk Facilities Agreement”), with a London-based bank. The Goshawk Facilities Agreement provided for a term loan facility of up to $60.0 million to partially finance the acquisition of Goshawk and refinance certain debt obligations of one of Goshawk’s subsidiaries (the “Existing Debt”).

On August 12, 2008, the Company and EAL entered into an amendment and restatement agreement under which the Goshawk Facilities Agreement was amended (the “First Amendment and Restatement Agreement”). Under the First Amendment and Restatement Agreement, EAL was entitled to draw $47.5 million to fund the acquisition of Goshawk (“Goshawk Facility A”), and we were entitled to draw $12.5 million to refinance the Existing Debt (“Goshawk Facility B”). On August 14, 2008, the Company drew down $12.5 million from Goshawk Facility B to partially fund the refinancing of Existing Debt of $16.3 million; and on October 3, 2008, EAL drew down $36.1 million from Goshawk Facility A.

The interest rate on the Goshawk facilities is LIBOR plus 2.25%. The facilities are repayable within three years and Goshawk Facility A is secured by a first charge over EAL’s shares in Goshawk and certain of its material subsidiaries. The First Amendment and Restatement Agreement contains various financial and business covenants, including limitations on liens on the stock of certain subsidiaries, restrictions on intragroup advances or loans, restrictions as to the disposition of the stock of those subsidiaries and limitations on mergers and consolidations. As of December 31, 2008, all of the financial covenants relating to Goshawk Facility A and Goshawk Facility B were met.

On October 6, 2008, the Company fully repaid the outstanding principal and accrued interest on the loan used to partially finance the acquisition of EPIC totaling $33.1 million.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2008, in connection with the Unionamerica acquisition, Royston borrowed the full amount of the $184.6 million available under a term facilities agreement (the “Unionamerica Facilities Agreement”), with National Australia Bank Limited (“NABL”). Of that amount, Royston borrowed $152.6 million under Facility A and $32.0 million under Facility B. The Company has provided a guarantee of all of the obligations of Royston under the Unionamerica Facilities Agreement, however, if NABL’s participation in the facilities is reduced to or below 50% of overall commitments, then the Company will be released from all obligations as guarantor. Royston incurred $6.9 million in fees in connection with this financing.

The loans are secured by a lien covering all of the assets of Royston. The interest rate on the Facility A portion is LIBOR plus 3.50% and the interest rate on the Facility B portion is LIBOR plus 4.00%. The current blended rate on the full amount to be borrowed is LIBOR plus 3.59%. During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Unionamerica Facilities Agreement), the lenders may declare that all amounts outstanding under the Unionamerica Facilities Agreement are immediately due and payable, declare that all borrowed amounts be paid upon demand, or proceed against the security. Amounts outstanding under the Unionamerica Facilities Agreement are also subject to acceleration by the lenders in the event of a change of control of Royston, successful application by Royston or certain of its affiliates (other than us) for listing on a stock exchange, or total amounts outstanding under the facilities decreasing below $10.0 million.

The Facility A portion is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. The Facility B portion is repayable within four years from the date of the Unionamerica Facilities Agreement. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

The facilities contain various financial and business covenants, including limitations on dividends of restricted subsidiaries, restrictions on intragroup advances or loans, restrictions as to the disposition of stock of restricted subsidiaries and limitations on mergers and consolidations by Royston. As at December 31, 2008, all of the covenants relating to the facilities were met.

The fair values of the Company’s floating rate loans approximate their book value.

10.	SHARE CAPITAL

As at December 31, 2008 and 2007, the authorized share capital was 156,000,000 ordinary shares, par value $1.00 per share. The following table is a summary of changes in ordinary shares issued and outstanding:

Issued and fully paid ordinary shares of par value $1.00 each —

	2008	2007

Balance, beginning of year	$11,920	$19
Conversion of shares	—	6,029
Issue of shares	1,375	5,775
Shares repurchased	—	(7)
Share awards vested	39	104

Balance, end of year	$13,334	$11,920

In July 2008, the Company completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment. The shares were priced at $87.50 per share and the Company received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.5 million.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issued and fully paid non-voting convertible ordinary shares of par value $1.00 each —

	2008	2007

Balance, beginning of year	$2,973	$—
Conversion of shares	—	2,973

Balance, end of year	$2,973	$2,973

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2008 and 2007 is comprised of cumulative translation adjustments and unrealized holding gains on investments arising during the year.

	2008	2007

Cumulative translation adjustments	$(44,827)	$6,163
Unrealized holding gains on investments	13,956	(128)

	$(30,871)	$6,035

12.	EMPLOYEE BENEFITS

a) Summary

Components of salaries and benefits are summarized as follows:

	2008	2007	2006

Salaries and benefits	$38,675	$31,639	$22,882
Defined contribution pension plan expense	2,596	2,050	1,506
2004-2005 employee share plan	608	2,385	22,393
Annual incentive plan	14,391	10,903	14,533
Reversal of prior annual incentive plan accrual	—	—	(21,193)

Total salaries and benefits	$56,270	$46,977	$40,121

b) Defined contribution pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the years ended December 31, 2008, 2007 and 2006 was $2.6 million, $2.1 million and $1.5 million, respectively.

c) Employee share plans

Employee stock awards for 2008 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1	25,862	$3,166
Granted	29,835	2,786
Vested	(41,948)	(4,171)

Nonvested — December 31	13,749	$813

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

Compensation costs of $0.6 million, $2.4 million and $22.4 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for years ended December 31, 2008, 2007 and 2006, respectively. Included in the amount for the year ended December 31, 2006 is $15.6 million relating to the modification of the Company’s employee share plan from a book value plan to a fair value plan.

As of December 31, 2008, the total unrecognized compensation costs related to the non-vested share awards was $nil.

ii) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the years ended December 31, 2008 and 2007, 27,140 and 38,357 shares, respectively, were awarded to a director, officers and employees under the 2006 Equity Incentive Plan. The total values of the awards for the years ended December 31, 2008 and 2007 were $2.6 million and $3.8 million, respectively, and were charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2007 and 2006.

As a result of the cancellation of the previous annual incentive compensation plan, $21.2 million of unpaid bonus accrual was reversed during the year ended December 31, 2006.

The accrued liability relating to the 2006-2010 Annual Incentive Plan for the years ended December 31, 2008 and 2007 was $14.4 million and $11.6 million, respectively.

iii) Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“the Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Plan at the Annual General Meeting.

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for the year ended December 31, 2008. As at December 31, 2008, 2,695 shares have been issued to employees under the Plan.

(d) Options

Prior to the Merger, the Company had no options outstanding to purchase any of its share capital. In accordance with the Merger Agreement, on January 31, 2007, fully vested options were granted by the Company to replace options previously issued by EGI with the same fair value as the EGI options.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2008	490,371	$25.40	$47,575
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding — December 31, 2008	490,371	$25.40	$16,545

Stock options outstanding and exercisable as of December 31, 2008 were as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
Ranges of Exercise Prices	Options	Exercise Price	Contractual Life

$10 — $20	323,645	$17.20	2.1 years
$40 — $60	166,726	41.32	4.7 years

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

For the years ended December 31, 2008 and 2007, 4,631 and 1,147 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the EGL Deferred Compensation Plan.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Basic earnings per share
Net earnings	$81,551	$61,785	$82,346
Weighted average shares outstanding — basic	12,638,333	11,731,908	9,857,194

Basic earnings per share	$6.45	$5.27	$8.36

Diluted earnings per share
Net earnings	$81,551	$61,785	$82,346
Weighted average shares outstanding — basic	12,638,333	11,731,908	9,857,194
Share equivalents:
Unvested shares	16,959	43,334	109,766
Restricted share units	3,889	378	—
Options	262,294	234,063	—

Weighted average shares outstanding — diluted	12,921,475	12,009,683	9,966,960

Diluted earnings per share	$6.31	$5.15	$8.26

The weighted average ordinary shares outstanding shown for the years ended December 31, 2007 and 2006 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007 and 2006. For the year ended December 31, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

14.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Messrs. Flowers and Oros are members of the Company’s board of directors and Mr. Flowers is one of the largest shareholders of Enstar.

•	The Company received management fees for advisory services provided to the Flowers Fund, a private investment fund, for the years ended December 31, 2008, 2007 and 2006 of $0.9 million, $1.2 million, and $0.9 million, respectively. Of this amount $0.9 million, $0.8 million, and $0.5 million was earned for the years ended December 31, 2008, 2007 and 2006, respectively.

•	The Company has, as of December 31, 2008, 2007 and 2006, investments in entities affiliated with Messers. Flowers and Oros with a total value of $54.5 million, $71.6 million, and $40.6 million, respectively, and outstanding commitments to entities managed by Messers. Flowers and Oros, for the same periods, of $104.0 million, $76.3 million, and $68.1 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next six years.

•	On January 16, 2009, the Company committed to invest approximately $8.7 million in JCF II Co-invest I L.P., in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

•	In July 2008, FPK acted as lead managing underwriter in the Company’s sale to the public of 1,372,028 ordinary shares, inclusive of the underwriters’ over-allotment, at a public offering price of $87.50 per share

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

•	In March 2006, Enstar and Shinsei Bank Limited (“Shinsei”), completed the acquisition of Aioi. The acquisition was effected through Hillcot, in which Enstar held at that date a 50.1% economic interest and Shinsei held at that date the remaining 49.9%. Enstar and Shinsei made capital contributions to Hillcot to fund the acquisition in proportion to their economic interests. Mr. Flowers is a director and the largest shareholder of Shinsei. On October 27, 2008, the company distributed to Shinsei $27.1 million representing its 49.9% share of the consideration received on the sale of Hillcot Re.

•	During 2008, the Flowers Fund funded approximately $145.0 million for its share of the economic interest in the acquisitions of Gordian, Guildhall and Shelbourne, Goshawk, EPIC and Unionamerica.

•	In February 2008, the Company entered into an AUS$301.0 million (approximately $285.0 million) joint loan facility with an Australian and German bank. The Flowers Fund is a significant shareholder of the German bank.

During the years ended December 31, 2008, 2007 and 2006, Enstar paid $0.1 million, $0.1 million, and $0.2 million, respectively, to Saracens Ltd. for corporate marketing and entertainment. Dominic Silvester, Chief Executive Officer of Enstar, is a director of Saracens Ltd.

In April 2005, Enstar (US) Inc. entered into a lease agreement for use of office space with one of its directors running through to 2008. For the twelve months ended December 31, 2008, 2007 and 2006, Enstar (US) Inc. incurred rent expense of $0.1 million, $0.2 million, and $0.1 million, respectively.

In 2006 and 2007 the Company granted loans to certain of its employees in relation to tax incurred on shares awarded as part of the incentive plans. On December 31, 2008 and 2007, the total amount due from employees for loans granted, including accrued interest charges at 5%, was $0.1 million and $1.3 million, respectively.

15.	LITIGATION

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2008, the Company was not a party to any material litigation or arbitration outside its normal course of business operations.

16.	TAXATION

Under current Bermuda law, the Company and its Bermuda-based subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company and its Bermuda-based subsidiaries will be exempt from taxation in Bermuda until March 2016.

The Company has operating subsidiaries and branch operations in the United Kingdom, Australia, United States and Europe and is subject to the relevant taxes in those jurisdictions. The weighted average expected tax provision for the foreign operations has been calculated using pre-tax accounting income in each jurisdiction multiplied by that jurisdictions applicable statutory tax rate.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. Such differences result from differing bases of depreciation, amortization, assets and liabilities, run-off costs and employee compensation for tax and book purposes.

As of December 31, 2008 and 2007, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $260.2 million and $432.6 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit. In 2007, the U.K. taxing authorities partially repealed for the 2007 tax year, and fully repealed for all tax years including and after 2008, Finance Act 2000 Section 107. Section 107 allowed the Company’s U.K. insurance and reinsurance entities to disclaim part or all of their loss reserves in any given tax year. The disclaimed reserves would then refresh as current year losses in the following year.

As of December 31, 2008, U.S. subsidiaries had deductible losses for tax purposes of approximately $25.1 million. Under U.S. tax law these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

The Company has made estimates of future taxable income of foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit.

A valuation allowance has been provided for the tax benefit of the U.K. and U.S. losses as follows:

	2008	2007

Benefit of loss carryforward	$82,468	$129,251
Valuation allowance	(70,687)	(119,040)

	$11,781	$10,211

The actual income tax rate for the years ended December 31, 2008, 2007 and 2006, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as a result of the following:

	2008	2007	2006

Earnings before income tax	$128,405	$54,344	$82,028

Expected tax rate	0%	0%	0%
Foreign taxes at local expected rates	44.8%	(0.3)%	1.6%
Benefit of loss carryovers	(1.0)%	—	—
Change in uncertain tax positions	(2.6)%	(14.1)%	—
Valuation allowance	(4.7)%	—	—
Other	(0.0)%	0.7%	(2.0)%

Effective tax rate	36.5%	(13.7)%	(0.4)%

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

During the years ended December 31, 2008 and December 31, 2007, there were certain reductions to the unrecognized tax benefit due to the expiration of statutes of limitations of $3.5 million and $8.5 million, respectively, which are included in net earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Balance, beginning of year	$13,115	$4,396
Balance assumed as a result of the merger with EGI on January 31, 2007	—	17,698
Gross increases — tax positions related to the current year	2,204	117
Gross increases — tax positions related to prior years	644	729
Gross decreases — tax positions related to the current year	(557)	—
Gross decreases — tax positions related to prior years	(3,297)	—
Lapse of statute of limitations	(4,053)	(9,825)

Balance, end of year	$8,056	$13,115

Included in the balances at December 31, 2008 and December 31, 2007 were $4.2 million and $3.2 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Within specific countries, the subsidiaries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to audits for years before 2004, 2006, and 2002 respectively.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions could decrease by up to approximately $0.1 million within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2008, 2007, and 2006 the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $0.8 million, $1.2 million, and $Nil, respectively. The Company had approximately $1.2 million and $2.0 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2008 and December 31, 2007, respectively.

17.	STATUTORY REQUIREMENTS (Unaudited)

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Australia, the United States, Europe and the United Kingdom. Statutory capital and surplus as reported to the relevant regulatory authorities for the insurance and

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reinsurance subsidiaries of the Company as of December 31, 2008 and 2007 was as follows (in the table below, the United States and Europe are among the jurisdictions included in “Other”):

	Bermuda		U.K.		Australia		Other
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Required statutory capital and surplus	$144,658	$23,127	$40,420	$39,857	$223,791	$—	$6,508	$25,055
Actual statutory capital and surplus	$336,042	$119,548	$352,122	$283,980	$459,288	$—	$13,853	$80,292

	Bermuda		UK		Australia		Other
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007	2008	2007	2008	2007

Statutory income	$20,319	$31,369	$(76,662)	$32,581	$112,328	$—	$(1,193)	$6,851
Maximum available for dividends	$120,281	$76,422	$51,039	$18,046	$235,496	$—	$15,343	$1,818

18.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in various years through 2015. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2008:

2009	$1,933
2010	1,808
2011	1,755
2012	1,357
2013	682
2014 through 2018	681

$8,216

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2.5 million, $2.2 million and $1.6 million, respectively.

In 2006 the Company committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2008, the capital contributed to the Flowers Fund was $96.0 million, with the remaining unfunded commitment being approximately $4.0 million.

As at December 31, 2008, the Company has guaranteed the obligations of two of its subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the aggregate amount of £19.5 million (approximately $28.5 million) in respect of capital commitments to Lloyds Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at December 31, 2008, the Company had not recorded any liabilities associated with the guarantees.

On September 10, 2008, the Company made a commitment to invest in aggregate $100.0 million in J.C. Flowers Fund III L.P. (“Fund III”). The Company’s commitment may be drawn down by Fund III over approximately the next six years. As of December 31, 2008, the capital contributed to the fund was $0.1 million with the

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining outstanding commitment being $99.9 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Director of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and the Company.

On January 16, 2009, the Company committed to invest approximately $8.7 million in JCF III Co-invest I L.P., in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

19.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: consulting and reinsurance.

Consulting fees for the reinsurance segment are intercompany fees paid to the consulting segment.

	Consulting	Reinsurance	Total

2008
Consulting fees	$54,158	$(29,007)	$25,151
Net investment (loss) income	(20,248)	46,849	26,601
Net realized losses	—	(1,655)	(1,655)

	33,910	16,187	50,097

Net reduction in loss and loss adjustment expense liabilities	—	(242,104)	(242,104)
Salaries and benefits	33,196	23,074	56,270
General and administrative expenses	17,289	36,068	53,357
Interest expense	—	23,370	23,370
Net foreign exchange loss	1,167	13,819	14,986

	51,652	(145,773)	(94,121)

(Loss)/earnings before income taxes, minority interest and share of net (loss) of partly owned company	(17,742)	161,960	144,218
Income taxes	511	(47,365)	(46,854)
Minority interest	—	(50,808)	(50,808)
Share of net (loss) of partly owned company	—	(201)	(201)

(Loss)/earnings before extraordinary gain	(17,231)	63,586	46,355
Extraordinary gain	—	35,196	35,196

Net (loss) earnings	$(17,231)	$98,782	$81,551

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2007
Consulting fees	$59,465	$(27,547)	$31,918
Net investment income	228	63,859	64,087
Net realized gains	—	249	249

	59,693	36,561	96,254

Net reduction in loss and loss adjustment expense liabilities	—	(24,482)	(24,482)
Salaries and benefits	36,222	10,755	46,977
General and administrative expenses	21,844	9,569	31,413
Interest expense	—	4,876	4,876
Net foreign exchange loss (gain)	192	(8,113)	(7,921)

	58,258	(7,395)	50,863

Earnings before income taxes and minority interest	1,435	43,956	45,391
Income taxes	(597)	8,038	7,441
Minority interest	—	(6,730)	(6,730)

Earnings before extraordinary gain	838	45,264	46,102
Extraordinary gain	—	15,683	15,683

Net earnings	$838	$60,947	$61,785

Revenue from one client of the Company’s consulting segment was $12.4 million.

	Consulting	Reinsurance	Total

2006
Consulting fees	$54,546	$(20,638)	$33,908
Net investment income	1,225	46,874	48,099
Net realized losses	—	(98)	(98)

	55,771	26,138	81,909

Net reduction in loss and loss adjustment expense liabilities	—	(31,927)	(31,927)
Salaries and benefits	28,255	11,866	40,121
General and administrative expenses	12,751	6,127	18,878
Interest expense	—	1,989	1,989
Net foreign exchange loss (gain)	146	(10,978)	(10,832)

	41,152	(22,923)	18,229

Earnings before income taxes, minority interest and share of net earnings of partly owned companies	14,619	49,061	63,680
Income taxes	490	(172)	318
Minority interest	—	(13,208)	(13,208)
Share of net earnings of partly owned companies	—	518	518

Net earnings before extraordinary gain	15,109	36,199	51,308
Extraordinary gain	—	31,038	31,038

Net earnings	$15,109	$67,237	$82,346

Revenue from one client of the Company’s consulting segment was $9.3 million.

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2008 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$8,108	$7,410	$3,578	$6,055
Net investment (loss) income and net realized (losses) gains	(3,450)	6,657	22,233	(494)

	4,658	14,067	25,811	5,561

Net (reduction) increase in loss and loss adjustment expense liabilities	(213,837)	(3,469)	(25,483)	685
Salaries and benefits	24,953	6,013	13,947	11,357
General and administrative expenses	17,353	10,121	13,972	11,911
Interest expense	4,493	7,919	7,643	3,315
Net foreign exchange (gain) loss	(3,800)	25,056	(4,935)	(1,335)

	(170,838)	45,640	5,144	25,933

Income taxes	(33,466)	(10,434)	(3,193)	239
Minority interest	(46,703)	5,572	(6,301)	(3,376)
Share of net (loss) of partly owned company	(201)	—	—	—
Extraordinary gain (net of minority interest)	—	—	—	35,196

NET EARNINGS	$95,126	$(36,435)	$11,173	$11,687

Earnings (loss) per share before extraordinary item — Basic	$7.13	$(2.74)	$0.93	$(1.97)
Extraordinary item — Basic	—	—	—	2.95

Earnings per share — Basic	$7.13	$(2.74)	$0.93	$0.98

Earnings (loss) per share before extraordinary item — Diluted	$7.13	$(2.74)	$0.91	$(1.97)
Extraordinary item — Diluted	—	—	—	2.95

Earnings per share — Diluted	$7.13	$(2.74)	$0.91	$0.98

Weighted average shares outstanding — Basic	13,333,644	13,317,919	11,959,125	11,927,542
Weighted average shares outstanding — Diluted	13,334,944	13,317,919	12,238,356	11,927,542

ENSTAR GROUP LIMITED
(FORMERLY KNOWN AS CASTLEWOOD HOLDINGS LIMITED)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$17,193	$6,238	$3,826	$4,661
Net investment income and net realized gains	13,240	15,901	16,844	18,351

	30,433	22,139	20,670	23,012

Net reduction in loss and loss adjustment expense liabilities	(25,874)	(313)	(805)	2,510
Salaries and benefits	15,144	8,671	10,360	12,802
General and administrative expenses	6,935	10,890	7,915	5,673
Interest expense	1,109	1,442	1,307	1,018
Net foreign exchange (gain) loss	(255)	(4,651)	(3,069)	54

	(2,941)	16,039	15,708	22,057

Income taxes	1,281	(933)	8,109	(1,016)
Minority interest	284	(2,599)	(2,167)	(2,248)
Extraordinary gain	—	—	—	15,683

NET EARNINGS	$34,939	$2,568	$10,904	$13,374

Earnings per share before extraordinary item — Basic	$2.93	$0.22	$0.92	$(0.21)
Extraordinary item — Basic	—	—	—	1.41

Earnings per share — Basic	$2.93	$0.22	$0.92	$1.20

Earnings per share before extraordinary item — Diluted	$2.86	$0.21	$0.89	$(0.20)
Extraordinary item — Diluted	—	—	—	1.37

Earnings per share — Diluted	$2.86	$0.21	$0.89	$1.17

Weighted average shares outstanding — Basic	11,920,393	11,920,393	11,916,013	11,160,448
Weighted average shares outstanding — Diluted	12,197,074	12,200,514	12,204,562	11,425,716

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the consolidated financial statements of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 4, 2009; such consolidated financial statements and reports are included elsewhere in this annual report. Our audits also included the financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 4, 2009

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
	(in thousands of U.S. dollars, except share data)

ASSETS
Cash and cash equivalents	$2,486	$2,354
Balances due from subsidiaries	142,277	41,591
Investments in subsidiaries	1,030,968	548,399
Goodwill	21,222	21,222
Accounts receivable and other assets	10,534	10,844

TOTAL ASSETS	$1,207,487	$624,410

LIABILITIES
Accounts payable and accrued liabilities	$2,582	1,075
Loans payable	12,741	—
Balances due to subsidiaries	320,933	109,299

TOTAL LIABILITIES	336,256	110,374

MINORITY INTEREST	256,022	63,437

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2008: 156,000,000; 2007: 156,000,000)
Ordinary shares (Issued 2008: 13,334,353; 2007: 11,920,377)	13,334	11,920
Non-voting convertible ordinary shares (Issued 2008: 2,972,892; 2007: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2008:
2,972,892; 2007: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	709,485	590,934
Accumulated other comprehensive (loss)/income	(30,871)	6,035

Retained earnings	341,847	260,296

TOTAL SHAREHOLDERS’ EQUITY	615,209	450,599

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,207,487	$624,410

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands of U.S. dollars)

INCOME
Net investment income	$1,423	$557	$310
Dividend income from subsidiaries	22,454	—	70,254

	23,877	557	70,564

EXPENSES
Salaries and benefits	642	4,414	20,893
General and administrative expenses	3,708	4,514	772
Interest expense	16,022	7,118	1,204
Foreign exchange losses (gains)	1,063	163	(220)

	21,435	16,209	22,649

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES	2,442	(15,652)	47,915
EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED SUBSIDIARIES	129,917	84,167	47,639
MINORITY INTEREST	(50,808)	(6,730)	(13,208)

NET EARNINGS	$81,551	$61,785	$82,346

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net cash flows provided by operating activities	$118,158	$56,590	$116,805

INVESTING ACTIVITIES:
Contribution of capital	(245,900)	(42,067)	(64,819)

FINANCING ACTIVITIES:
Dividends paid	—	—	(27,948)
Receipt of loans	12,482	—	—
Repurchase of shares	—	(16,762)	—
Proceeds from issuance of ordinary shares	115,392	—	—
Redemption of shares	—	—	(22,642)

Net cash flows used in financing activities	127,874	(16,762)	(50,590)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132	(2,239)	1,396
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,354	4,593	3,197

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,486	$2,354	$4,593

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2008, 2007, and 2006

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar”’) (formerly Castlewood Holdings Limited) was incorporated under the laws of Bermuda on August 16, 2001 and with its subsidiaries (collectively the “Company”) acquires and manages insurance and reinsurance companies in run-off, and provides management, consultancy and other services to the insurance and reinsurance industry.

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

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management was responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As allowed by SEC guidance, management excluded from its assessment the 2008 acquisitions of Goshawk and Unionamerica, whose total assets, net assets, total revenues and net income on a combined basis constitute approximately 32.0%, 0.9%, 7.1% and (3.0)%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2008.

Based upon that assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 152.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited (formerly known as Castlewood Holdings Limited)

We have audited the internal control over financial reporting of Enstar Group Limited (formerly known as Castlewood Holdings Limited) and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Goshawk Insurance Holdings Plc (“Goshawk”) and Unionamerica Holdings Limited (“Unionamerica”), which were acquired on August 19, 2008 and December 30, 2008, respectively. On a combined basis, the financial statements of these entities constitute approximately 32.0%, 0.9%, 7.1% and (3.0%) of total assets, net assets, total revenues and net income respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting at Goshawk and Unionamerica. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 4, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 4, 2009

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual General Meeting of Shareholders under the headings “Proposal No. 1 — Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual General Meeting of Shareholders under the headings “Executive Compensation,” “Director Compensation” and “Proposal No. 1 — Election of Directors — Meetings of the Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual General Meeting of Shareholders under the headings “Principal Shareholders and Management Ownership” and “Equity Compensation Plan Information.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual General Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Independence of Directors.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement under the heading “Proposal No. 2 — Appointment of Independent Auditors.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II — See Item 8 of this report.

2. Financial Statement Schedules

Included in Part II — See Item 8 of this report.

3. Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.2		Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.3		Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission March 1, 2007).
2	.4◆	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission February 29, 2008).
2	.5*◆	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited.
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).

Exhibit
No.		Description

10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.4		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.5+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.6+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.10+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10.13		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.14+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
10	.15+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).

Exhibit
No.		Description

10	.16+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.17+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.18		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.19*	Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited.
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

◆	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2009.

ENSTAR GROUP LIMITED

By:	/s/ Dominic F. Silvester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2009.

Signature	Title

/s/ Dominic F. Silvester Dominic F. Silvester	Chief Executive Officer and Director

/s/ Richard J. Harris Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ Paul J. O’Shea Paul J. O’Shea	Executive Vice President and Director

/s/ John J. Oros John J. Oros	Executive Chairman and Director

/s/ J. Christopher Flowers J. Christopher Flowers	Director

/s/ T. Whit Armstrong T. Whit Armstrong	Director

/s/ T. Wayne Davis T. Wayne Davis	Director

/s/ Paul J. Collins Paul J. Collins	Director

/s/ Gregory L. Curl Gregory L. Curl	Director

/s/ Robert J. Campbell Robert J. Campbell	Director

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.2		Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2.3		Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission March 1, 2007).
2	..4◆	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission February 29, 2008).
2	..5*◆	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited.
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.4		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.5+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).

Exhibit
No.		Description

10	.6+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.10+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10.13		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.14+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
10	.15+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.16+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.17+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.18		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).

Exhibit
No.		Description

10	.19*	Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited.
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

◆	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request