Form 10-Q
period 2009-03-31
Enstar Group LTD
filed 2009-05-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2009, the registrant had outstanding 13,450,634 ordinary shares, par value $1.00 per share.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income for the Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three-Month Periods Ended March 31, 2009 and 2008	4
	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2009 and 2008 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
	Report of Independent Registered Public Accounting Firm	20
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 6.	Exhibits	31
Signatures		32
Exhibit 10.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.1

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2009 — $504,374; 2008 — $406,712)	$504,214	$406,712
Fixed maturities, available-for-sale, at fair value (amortized cost: 2009 — $118,320; 2008 — $103,452)	116,147	104,797
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2009 — $673,067; 2008 — $598,686)	664,978	586,716
Fixed maturities, trading, at fair value (amortized cost: 2009 — $108,646; 2008 — $110,453)	112,500	115,846
Equities, trading, at fair value (cost: 2009 — $13,736; 2008 — $5,087)	9,568	3,747
Other investments, at fair value (cost: 2009 — $158,557; 2008 — $147,652)	69,566	60,237

Total investments	1,476,973	1,278,055
Cash and cash equivalents	1,564,053	1,866,546
Restricted cash and cash equivalents	415,812	343,327
Accrued interest receivable	19,217	21,277
Accounts receivable, net	16,225	15,992
Income taxes recoverable	711	—
Reinsurance balances receivable	726,257	672,696
Investment in partly owned company	21,119	20,850
Goodwill	21,222	21,222
Other assets	109,420	118,186

TOTAL ASSETS	$4,371,009	$4,358,151

LIABILITIES
Losses and loss adjustment expenses	$2,797,827	$2,798,287
Reinsurance balances payable	208,563	179,917
Accounts payable and accrued liabilities	27,132	39,340
Income taxes payable	14,456	19,034
Loans payable	392,684	391,534
Other liabilities	69,766	58,808

TOTAL LIABILITIES	3,510,428	3,486,920

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2009:
156,000,000; 2008: 156,000,000)
Ordinary shares (issued and outstanding 2009: 13,450,901; 2008: 13,334,353)	13,451	13,334
Non-voting convertible ordinary shares (issued 2009: 2,972,892; 2008: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2009: 2,972,892; 2008: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	713,459	709,485
Accumulated other comprehensive loss	(39,375)	(30,871)
Retained earnings	353,378	341,847

Total Enstar Group Limited Shareholders’ Equity	622,327	615,209
Noncontrolling interest	238,254	256,022

TOTAL SHAREHOLDERS’ EQUITY	860,581	871,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,371,009	$4,358,151

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three-Month Periods Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(expressed in thousands of U.S. dollars, except share and
	per share data)

INCOME
Consulting fees	$3,336	$6,055
Net investment income	17,309	590
Net realized losses	(6,010)	(1,084)

	14,635	5,561

EXPENSES
Net (decrease) increase in loss and loss adjustment expense liabilities	(26,679)	685
Salaries and benefits	12,417	11,357
General and administrative expenses	12,382	11,911
Interest expense	4,965	3,315
Net foreign exchange loss (gain)	1,598	(1,335)

	4,683	25,933

EARNINGS (LOSS) BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	9,952	(20,372)
INCOME TAXES	618	239
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	269	—

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	10,839	(20,133)
Extraordinary gain — Negative goodwill	—	50,280

NET EARNINGS	10,839	30,147
Less: Net loss (earnings) attributable to noncontrolling interests (including share of extraordinary gain of $nil and $15,084, respectively)	692	(18,460)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,531	$11,687

EARNINGS PER SHARE — BASIC:
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$0.86	$(1.97)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	2.95

Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.86	$0.98

EARNINGS PER SHARE — DILUTED:
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$0.84	$(1.97)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	2.95

Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.84	$0.98

Weighted average shares outstanding — basic	13,363,507	11,927,542
Weighted average shares outstanding — diluted	13,699,419	11,927,542
AMOUNTS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS:
Earnings (loss) before extraordinary gain	$11,531	$(23,509)
Extraordinary gain	—	35,196

Net earnings	$11,531	$11,687

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three-Month Periods Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$10,839	$30,147

Other comprehensive loss:
Unrealized holding (losses) gains on investments arising during the period	(7,849)	568
Reclassification adjustment for net realized losses included in net earnings	6,010	1,084
Currency translation adjustment	(3,982)	(1,902)

Total other comprehensive loss	(5,821)	(250)

Comprehensive income	5,018	29,897
Less comprehensive income attributable to noncontrolling interests	(1,994)	(18,460)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,024	$11,437

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Three-Month Periods Ended March 31, 2009 and 2008

	Three Months Ended
	March 31,
	2009	2008
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,334	$11,920
Shares issued	117	28

Balance, end of period	$13,451	$11,948

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$709,485	$590,934
Shares issued	3,974	2,562
Amortization of share awards	—	216

Balance, end of period	$713,459	$593,712

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(30,871)	$6,035
Other comprehensive (loss)	(8,504)	(250)

Balance, end of period	$(39,375)	$5,785

Retained Earnings
Balance, beginning of period	$341,847	$260,296
Net earnings	11,531	11,687

Balance, end of period	$353,378	$271,983

Noncontrolling Interest
Balance, beginning of period	$256,022	$63,437
(Return) contribution of capital	(18,783)	86,209
Dividends paid	(979)	—
Net earnings (loss)	(692)	18,460
Other comprehensive income	2,686	—

Balance, end of period	$238,254	$168,106

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended March 31, 2009 and 2008

	Three Months Ended March 31,
	2009	2008
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$10,839	$30,147
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Negative goodwill	—	(50,280)
Share of undistributed net (earnings) of partly owned company	(269)	—
Share-based compensation expense	—	216
Net realized and unrealized investment loss	6,010	1,084
Share of net loss from other investments	2,100	26,510
Other items	5,550	1,723
Depreciation and amortization	210	191
Amortization of bond premiums and discounts	2,513	(148)
Net movement of trading securities	3,302	(4,202)
Changes in assets and liabilities:
Reinsurance balances receivable	(50,686)	(160,775)
Other assets	8,685	(33,814)
Losses and loss adjustment expenses	(7,876)	520,829
Reinsurance balances payable	28,967	14,419
Accounts payable and accrued liabilities	(8,532)	(4,198)
Other liabilities	2,273	32,686

Net cash flows provided by operating activities	3,086	374,388

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	8,504	7,067
Purchase of available-for-sale securities	(218,353)	(163,267)
Sales and maturities of available-for-sale securities	96,757	21,089
Purchase of held-to-maturity securities	(118,897)	—
Maturity of held-to-maturity securities	36,581	61,682
Movement in restricted cash and cash equivalents	(72,485)	(149,595)
Funding of other investments	(14,728)	(20,090)
Other investing activities	(477)	(37)

Net cash flows used in investing activities	(283,098)	(243,151)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	650	—
Distribution of capital to noncontrolling interest	(19,759)	—
Contribution to surplus of subsidiary by noncontrolling interest	—	86,209
Receipt of loans	—	307,813
Repayment of loans	—	(39,800)

Net cash flows (used in) provided by financing activities	(19,109)	354,222

TRANSLATION ADJUSTMENT	(3,372)	(1)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(302,493)	485,458
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,866,546	995,237

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,564,053	$1,480,695

Supplement Cash Flow Information
Net income taxes (paid)	$(5,322)	$(1,037)
Interest paid	$(3,235)	$(1,609)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and December 31, 2008
(Expressed in thousands of U.S. Dollars, except per share amounts)
(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

Our condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information is unaudited and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Adoption of New Accounting Standards

The term “FAS” used in these notes refers to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board (“FASB”).

The Company adopted FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), effective January 1, 2009. FAS 141(R) replaces FAS No. 141 “Business Combinations” (“FAS 141”) but retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires the Company to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The adoption of FAS 141(R) did not have a material impact on the consolidated financial statements.

The Company adopted FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), effective January 1, 2009. FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that results in deconsolidation. The presentation and disclosure of FAS 160 have been applied retrospectively for all periods presented. The adoption of FAS 160 resulted in reclassification of noncontrolling interest in the amounts of $238.3 million and $256.0 million to shareholders’ equity as at March 31, 2009 and December 31, 2008, respectively.

The Company adopted FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”), effective January 1, 2009. FAS 161 expands the disclosure requirements of FAS 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The adoption of FAS 161 did not have a material impact on the consolidated financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

Recently Issued Accounting Standards Not Yet Adopted

On April 9, 2009, the FASB issued the following three Staff Positions (“FSPs”):

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). This FSP supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: 1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and 2) identifying transactions that are not orderly. FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 115-2 and FAS 124-2 (as defined below).

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”(“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available-for-sale and held-to-maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the Consolidated Statements of Operations, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s results of operations. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information as well as information about how the credit loss component of the OTTI charge was determined and requires a roll forward of such amount for each reporting period. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 subject to also early adoption of FSP FAS 157-4.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under FAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 also subject to early adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.

The Company is presently evaluating the impact of the adoption of these FSPs on its results of operations and financial position.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends the guidance in FAS 141(R) by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized in accordance with FAS 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of Loss.” This FSP removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

Company does not anticipate this adoption will have a material impact to its results of operations, financial condition and liquidity.

2.	ACQUISITIONS

Constellation Reinsurance

On January 31, 2009, the Company, through its indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited (“Constellation”) for a total purchase price of approximately $2.5 million. Constellation is a New York domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the Constellation acquisition were as follows:

Total purchase price	$2,500

Net assets acquired at fair value	$2,500

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$11,254
Reinsurance balances receivable	3,374
Losses and loss adjustment expenses	(12,128)

Net assets acquired at fair value	$2,500

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Pro Formas, for the Three Months Ended March 31, 2008

The following pro forma condensed combined income statement for the three months ended March 31, 2008 combines the historical consolidated statements of earnings of the Company with those of AMP Limited’s Australian-based closed reinsurance and insurance operations (“Gordian”) and Unionamerica Holdings Limited (“UAH”), which were acquired in the first and fourth quarters of 2008, respectively, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

						Enstar
	Enstar					Group
	Group			Pro forma		Limited
Three Months Ended March 31, 2008	Limited	Gordian	UAH	Adjustments		Pro forma

Total income	$(1,748)	$14,082	$6,952	$(5,194	)(a)	$14,092
Total expenses	(22,886)	15,860	(44,381)	(17,109	)(b)	(68,516)

(Loss) earnings before extraordinary gain	(24,634)	29,942	(37,429)	(22,303)		(54,424)
Extraordinary gain	50,280	—	—	—		50,280

Earnings (loss) before extraordinary gain	25,646	29,942	(37,429)	(22,303)		(4,144)
Noncontrolling interest (including share of extraordinary gain of $15,084)	(17,110)	(8,982)	11,229	6,691	(c)	(8,172)

Net earnings (loss) attributable to Enstar Group Limited	$8,536	$20,960	$(26,200)	$(15,612)		$(12,316)

Earnings per ordinary share attributable to Enstar Group Limited before extraordinary gain — basic and diluted						$(3.98)
Extraordinary gain attributable to Enstar Group Limited — basic and diluted						2.95

Net earnings per ordinary share attributable to Enstar Group Limited — basic and diluted						$(1.03)

Notes to the Pro Forma Condensed Combined Income Statements for the Three Months Ended March 31, 2008:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	(7,834)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(11,994)
(iii) Adjustment to income taxes for pro forma adjustments	2,719

(17,109)
(c) Reflects noncontrolling interest’s share of net pro forma income statement adjustments	6,691

3.	SIGNIFICANT NEW BUSINESS

The Company owns 50.1% of Shelbourne Group Limited (“Shelbourne”), which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake Reinsurance to Close (“RITC”) transactions with Lloyd’s

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT NEW BUSINESS — (cont’d)

syndicates in run-off. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million.

JCF FPK I L.P. (“JCF FPK”), a joint investment program between J.C. Flowers II L.P. (the “Flowers Fund”) and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”), owns 49.9% of Shelbourne. The Flowers Fund is a private investment fund advised by J.C Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co. LLC. An affiliate of the Flowers Fund controls approximately 41% of FPK. In addition, in July 2008, FPK acted as lead managing underwriter in the Company’s public share offering.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $415.8 million and $343.3 million as of March 31, 2009 and December 31, 2008, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in debt securities classified as available-for-sale are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at March 31, 2009
U.S. Treasury and Agency securities	$45,858	$1,559	$—	$47,417
Non-U.S. Government securities	1,894	33	—	1,927
Corporate debt securities	64,440	616	(4,381)	60,675
Other debt securities	6,128	—	—	6,128
Short term investments	504,374	479	(639)	504,214

	$622,694	$2,687	$(5,020)	$620,361

As at December 31, 2008
U.S. Treasury and Agency securities	$25,089	$2,197	$—	$27,286
Non-U.S. Government securities	917	32	—	949
Corporate debt securities	71,024	955	(1,839)	70,140
Other debt securities	6,422	—	—	6,422
Short term investments	406,712	—	—	406,712

	$510,164	$3,184	$(1,839)	$511,509

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The gross unrealized losses on available-for-sale debt securities were split as follows:

	March 31,	December 31,
	2009	2008

Due within one year	$(2,133)	$(16)
After 1 through 5 years	(1,520)	(1,401)
After 5 through 10 years	(1,036)	(55)
After 10 years	(331)	(367)

	$(5,020)	$(1,839)

As at March 31, 2009 and December 31, 2008, the number of securities classified as available-for-sale in an unrealized loss position was 107 and 30, respectively, with a fair value of $256.4 million and $21.7 million. Of these securities, as at March 31, 2009, the number of securities that had been in an unrealized loss position for 12 months or longer was 17 with a fair value of $13.2 million.

Held-to-maturity

The amortized cost and estimated fair value of investments in debt securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at March 31, 2009
U.S. Treasury and Agency securities	$97,778	$2,764	$(231)	$100,311
Non-U.S. Government securities	165,223	7,967	(162)	173,028
Corporate debt securities	401,977	3,800	(6,049)	399,728

	$664,978	$14,531	$(6,442)	$673,067

As at December 31, 2008
U.S. Treasury and Agency securities	$119,981	$3,200	$(192)	$122,989
Non-U.S. Government securities	156,620	9,465	—	166,085
Corporate debt securities	310,115	2,750	(3,253)	309,612

	$586,716	$15,415	$(3,445)	$598,686

The gross unrealized losses on held-to-maturity debt securities were split as follows:

	March 31,	December 31,
	2009	2008

Due within one year	$(332)	$(77)
After 1 through 5 years	(3,601)	(1,171)
After 5 through 10 years	(1,697)	(1,444)
After 10 years	(812)	(753)

	$(6,442)	$(3,445)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

As at March 31, 2009 and December 31, 2008, the number of securities classified as held-to-maturity in an unrealized loss position was 101 and 38, respectively, with a fair value of $214.6 million and $53.8 million. Of these securities, as at March 31, 2009, the number of securities that have been in an unrealized loss position for 12 months or longer was 9 with a fair value of $8.2 million. As of March 31, 2009, none of these securities were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The amortized cost and estimated fair values as at March 31, 2009 of debt securities classified as held-to-maturity by contractual maturity are shown below.

	Amortized	Fair
	Cost	Value

Due within one year	$107,159	$107,568
After 1 through 5 years	487,572	494,090
After 5 through 10 years	54,710	56,259
After 10 years	15,537	15,150

	$664,978	$673,067

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Trading

The estimated fair value of investments in debt securities and short-term investments classified as trading securities were as follows:

	March 31,	December 31,
	2009	2008

U.S. Treasury and Agency securities	$71,354	$84,351
Corporate debt securities	41,146	31,495
Equities	9,568	3,747

	$122,068	$119,593

Other Investments

At March 31, 2009 and December 31, 2008, the Company had $69.6 million and $60.2 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 2% and 1.7% of total investments and cash and cash equivalents at March 31, 2009 and December 31, 2008, respectively. All of the Company’s investments in limited partnerships and limited liability companies that are categorized as other investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As at March 31, 2009 and December 31, 2008, the Company had unfunded capital commitments relating to its other investments of $102.1 million and $108.0 million, respectively. As at March 31, 2009 and December 31, 2008, the Company had 94.7% and 90.6%, respectively, of other investments with a related party.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Fair Value of Financial Instruments

In accordance with FAS No. 157, “Fair Value Measurements” (“FAS 157”), the Company has categorized its investments between levels as follows:

	March 31, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Fixed maturities — available-for-sale	$—	$620,361	$—	$620,361
Fixed maturities — trading	—	112,216	284	112,500
Equity securities	3,506	3,971	2,091	9,568
Other investments	—	—	69,566	69,566

Total investments	$3,506	$736,548	$71,941	$811,995

	December 31, 2008
				Total Fair
	Level 1	Level 2	Level 3	Value

Fixed maturities — available-for-sale	$—	$511,509	$—	$511,509
Fixed maturities — trading	—	115,494	352	115,846
Equity securities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total investments	$3,747	$627,003	$60,589	$691,339

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs:

	Three Months Ended March 31, 2009
	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2009	$352	$60,237	$—	$60,589
Net purchases (sales and distributions)	—	12,628	2,006	14,634
Total realized and unrealized losses	(68)	(3,299)	85	(3,282)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2009	$284	$69,566	$2,091	$71,941

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	Three Months Ended March 31, 2008
	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2008	$1,051	$75,300	$—	$76,351
Net purchases (sales and distributions)	—	55,461	—	55,461
Total realized and unrealized losses	—	(25,370)	—	(25,370)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2008	$1,051	$105,391	$—	$106,442

The amount of total losses for the period included in earnings attributable to the fair value of changes in assets still held at March 31, 2009 and 2008 was $1.9 million and $26.5 million, respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted investments was as follows:

	March 31,	December 31,
	2009	2008

Assets used for collateral in trust for third-party agreements	$244,669	$297,491
Deposits with U.S. regulatory authorities	11,743	11,751

	$256,412	$309,242

6.	LOANS PAYABLE

On April 4, 2009, the Company repaid AU$80.7 million (approximately $56.7 million) of the outstanding principal of the Facility A commitment pursuant to the term facility agreement of the Company’s wholly-owned subsidiary, Cumberland Holdings Limited.

7.	EMPLOYEE BENEFITS

Our share-based compensation plans provide for the grant of various awards to our employees and to members of the board of directors. These are described in Note 12 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The information below includes both the employee and director components of our share-based compensation.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFITS — (cont’d)

(a)	Employee share plans

Employee stock awards for the three months ended March 31, 2009 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2009	13,749	$813
Granted	66,091	3,384
Vested	(66,091)	(3,384)

Nonvested — March 31, 2009	13,749	$774

On May 23, 2006, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with The Enstar Group, Inc. (“EGI”) and a recapitalization agreement. These agreements provided for the cancellation of the then current annual incentive compensation plan and replaced it with a new annual incentive compensation plan.

i)	2004-2005 Employee Share Plan

As a result of the execution of these agreements, the accounting treatment for share-based awards under the Company’s employee share plan changed from book value to fair value. The determination of the share-award expenses was based on the fair-market value per share of EGI common stock as of the grant date and is recognized over the vesting period.

Compensation costs of $nil and $0.2 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three months ended March 31, 2009 and 2008, respectively.

ii)	2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the three months ended March 31, 2009 and 2008, 64,572 and 27,140 shares were awarded to officers and employees under the 2006 Equity Incentive Plan. The total value of the award for the three months ended March 31, 2009 and 2008 was $3.3 million and $2.6 million, respectively, and was charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2008 and 2007, respectively.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three months ended March 31, 2009 and 2008 was $2.0 million and $2.1 million, respectively.

iii)  Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $Nil relating to the shares issued under the Employee Share Purchase Plan (the “Plan”) have been recognized in the Company’s statement of earnings for the three months ended March 31, 2009 and 2008, respectively. As at March 31, 2009, 4,214 shares have been issued to employees under the Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFITS — (cont’d)

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2009	490,371	$25.40	$16,545
Granted	—	—	—
Exercised	(50,000)	13.00	(1,538)
Forfeited	—	—	—

Outstanding — March 31, 2009	440,371	$26.81	$12,996

Stock options outstanding and exercisable as of March 31, 2009 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - $20	273,645	$17.97	2.0 years
$40 - $60	166,726	41.32	4.4 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the three months ended March 31, 2009 and 2008, 1,651 and 994 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share of amounts attributable to the Company’s ordinary shareholders for the three-month periods ended March 31, 2009 and 2008.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Basic earnings per share
Net earnings (loss) attributable to Enstar Group Limited before extraordinary gain	$11,531	$(23,509)
Weighted average shares outstanding — basic	13,363,507	11,927,542

Earnings (loss) per share attributable to Enstar Group Limited before extraordinary gain — basic	$0.86	$(1.97)

Diluted earnings per share
Net earnings (loss) attributable to Enstar Group Limited before extraordinary gain	$11,531	$(23,509)
Weighted average shares outstanding — basic	13,363,507	11,927,542
Share equivalents:
Unvested shares	13,749	—
Options	314,734	—
Restricted share units	7,429	—

Weighted average shares outstanding — diluted	13,699,419	11,927,542

Earnings (loss) per share attributable to Enstar Group Limited before extraordinary gain — diluted	$0.84	$(1.97)

The following securities have not been included in the computation of diluted earnings per share for the three-month period ended March 31, 2008 because to do so would have been anti-dilutive.

Share equivalents:	2008

Unvested shares	25,862
Options	262,440
Restricted share units	2,141

Total	290,443

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Mr. Flowers is a member of the Company’s board of directors and is one of the Company’s largest shareholders. Mr. Oros is the Company’s Executive Chairman and a member of the board of directors.

•	During the quarter, the Company funded an additional $5.9 million of its outstanding capital commitment to entities affiliated with Messrs. Flowers and Oros. The Company had, as of March 31, 2009 and December 31, 2008, investments in entities affiliated with Messrs. Flowers and Oros with a total value of $65.9 million and $54.5 million, respectively, and outstanding commitments to entities managed by Messrs. Flowers and Oros,

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	RELATED PARTY TRANSACTIONS — (cont’d)

for the same periods, of $98 million and $104.0 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years.

•	On January 16, 2009, the Company committed to invest approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with Messrs. Flowers and Oros, in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

As at March 31, 2009, the related party investments associated with Messrs. Flowers and Oros accounted for 96% of the total unfunded capital commitments of the Company, 94.7% of the total amount of investments classified as Other Investments by the Company, and 100% of the total write-downs in the quarter by the Company.

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

	Three Months Ended March 31, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(7,996)	$11,332	$3,336
Net investment income	17,097	212	17,309
Net realized losses	(6,010)	—	(6,010)

	3,091	11,544	14,635

Net decrease in loss and loss adjustment expense liabilities	(26,679)	—	(26,679)
Salaries and benefits	3,466	8,951	12,417
General and administrative expenses	8,057	4,325	12,382
Interest expense	4,965	—	4,965
Net foreign exchange loss	1,309	289	1,598

	(8,882)	13,565	4,683

Earnings (loss) before income taxes and share of net earnings of partly owned company	11,973	(2,021)	9,952
Income taxes	125	493	618
Share of net earnings of partly owned company	269	—	269

Net earnings (loss)	12,367	(1,528)	10,839
Less: Net earnings attributable to noncontrolling interest	692	—	692

Net earnings (loss) attributable to Enstar Group Limited	$13,059	$(1,528)	$11,531

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended March 31, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(7,248)	$13,303	$6,055
Net investment income (loss)	5,498	(4,908)	590
Net realized loss	(1,084)	—	(1,084)

	(2,834)	8,395	5,561

Net increase in loss and loss adjustment expense liabilities	685	—	685
Salaries and benefits	2,062	9,295	11,357
General and administrative expenses	8,289	3,622	11,911
Interest expense	3,315	—	3,315
Net foreign exchange gain	(963)	(372)	(1,335)

	13,388	12,545	25,933

Loss before income taxes	(16,222)	(4,150)	(20,372)
Income taxes	(1,561)	1,800	239

Loss before extraordinary gain	(17,783)	(2,350)	(20,133)
Extraordinary gain	50,280	—	50,280

Net earnings (loss)	32,497	(2,350)	30,147
Less: Net earnings attributable to noncontrolling interest	(18,460)	—	(18,460)

Net earnings (loss) attributable to Enstar Group Limited	$14,037	$(2,350)	$11,687

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of earnings and comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2008, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (not presented herein); and in our report dated March 4, 2009, we expressed an unqualified opinion on those consolidated financial statements. We have also audited the adjustments that were applied to retrospectively adjust the December 31, 2008 consolidated financial statements of Enstar Group Limited and subsidiaries (not presented herein). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  Deloitte & Touche

Hamilton, Bermuda
May 8, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2009 and 2008. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Recent Transactions

On January 31, 2009, we, through our indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited, or Constellation, for a total purchase price of approximately $2.5 million. Constellation is a New York domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

We own 50.1% of Shelbourne Group Limited, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s syndicates in run-off. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. JCF FPK I L.P., or JCF FPK, a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK, owns 49.9% of Shelbourne Group Limited.

The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co. LLC. In July 2008, FPK acted as lead managing underwriter in our public share offering. An affiliate of the Flowers Fund controls approximately 41% of FPK.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2009	2008

INCOME
Consulting fees	$3,336	$6,055
Net investment income	17,309	590
Net realized losses	(6,010)	(1,084)

	14,635	5,561

EXPENSES
Net (decrease) increase in loss and loss adjustment expense liabilities	(26,679)	685
Salaries and benefits	12,417	11,357
General and administrative expenses	12,382	11,911
Interest expense	4,965	3,315
Net foreign exchange loss (gain)	1,598	(1,335)

	4,683	25,933

Earnings (Loss) before income taxes and share of net earnings of partly owned company	9,952	(20,372)
Income taxes	618	239
Share of net earnings of partly owned company	269	—

Earnings (Loss) before extraordinary gain	10,839	(20,133)
Extraordinary gain — negative goodwill	—	50,280

NET EARNINGS	10,839	30,147
Less: Net loss (earnings) attributable to noncontrolling interest	692	(18,460)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,531	$11,687

Comparison of the Three Months Ended March 31, 2009 and 2008

We reported consolidated net earnings attributable to Enstar Group Limited of approximately $11.5 million for the three months ended March 31, 2009 as compared to approximately $11.7 million for the same period in 2008. Included as part of net earnings for 2008 are extraordinary gains related to negative goodwill of $50.3 million (inclusive of the noncontrolling interest’s share of extraordinary gain of $15.1 million). The increase in earnings, before extraordinary item and net earnings attributable to noncontrolling interest, of approximately $31.0 million was primarily a result of the following:

(i) an increase in investment income (net of realized losses) of $11.8 million, primarily due to an overall increase in cash and investments as a result of acquisitions that we completed during 2008; and

(ii) an increase in the net decrease in loss and loss adjustment expense liabilities of $27.4 million; partially offset by

(iii) net increase in foreign exchange loss of $2.9 million;

(iv) increased interest expense of $1.7 million due to increased bank borrowings; and

(v) decreased consulting fee income of $2.7 million.

Consulting Fees:

	Three Months Ended March 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$11,332	$13,303	$(1,971)
Reinsurance	(7,996)	(7,248)	(748)

Total	$3,336	$6,055	$(2,719)

We earned consulting fees of approximately $3.3 million and $6.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in consulting fees primarily relates to decreased incentive fees earned from third party agreements.

Internal management fees of $8.0 million and $7.2 million were paid in the three months ended March 31, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to fees paid by reinsurance companies that we acquired subsequent to March 31, 2008.

Net Investment Income and Net Realized Gains/(Losses):

	Three Months Ended March 31,
	Net Investment Income			Net Realized Gains/(Losses)
	2009	2008	Variance	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$212	$(4,908)	$5,120	$—	$—	$—
Reinsurance	17,097	5,498	11,599	(6,010)	(1,084)	(4,926)

Total	$17,309	$590	$16,719	$(6,010)	$(1,084)	$(4,926)

Net investment income for the three months ended March 31, 2009 increased by $16.7 million to $17.3 million, as compared to $0.6 million for the same period in 2008. The increase was primarily attributable to the combination of the following items:

(i)	decrease from $26.2 million to $2.0 million in writedowns in the fair value of our investments in New NIB Partners L.P., the Flowers Fund, Affirmative Investment LLC and GSC European Mezzanine Fund II, LP for the quarters ended March 31, 2008 and 2009, respectively; partially offset by

(ii)	lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower global short-term and intermediate interest rates — the average U.S. Federal Funds Rate has decreased from 3.24% for the three months ended March 31, 2008 to 0.25% for the three months ended March 31, 2009.

The average return on the cash and fixed maturities investments for the three months ended March 31, 2009 was 1.72%, as compared to the average return of 3.24% for the three months ended March 31, 2008. In respect of our fixed income investments, 76.4% and 91.0% had a Standard & Poor’s credit rating of AA or higher for the three months ended March 31, 2009 and 2008, respectively.

Net realized losses for the three months ended March 31, 2009 and 2008 were $6.0 million and $1.1 million, respectively. The net realized loss for the three months ended March 31, 2009 primarily arose as a result of us transferring approximately $10.0 million of investments that were classified as available-for-sale fixed maturities and approximately $2.0 million of other investments that were classified as other to equities and we wrote down the value of those securities by approximately $5.4 million to reflect their current market values.

Fair Value Measurements

The following table summarizes all of our financial assets and liabilities measured at fair value by FAS No. 157, “Fair Value Measurements,” or FAS 157, heirarchy.

	March 31, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

Assets
Fixed maturity investments	$—	$732,577	$284	$732,861
Equity securities	3,506	3,971	2,091	9,568
Other investments	—	—	69,566	69,566

Total	$3,506	$736,548	$71,941	$811,995

As a percentage of total assets ($4.4 billion, as at March 31, 2009)	0.1%	16.9%	1.6%	18.6%

Net (Decrease) Increase in Loss and Loss Adjustment Expense Liabilities:

The net (decrease) increase in loss and loss adjustment expense liabilities for the three months ended March 31, 2009 and 2008 was $(26.7) million and $0.7 million, respectively. The net decrease in loss and loss adjustment expense liabilities for the three months ended March 31, 2009 of $26.7 million was attributable to a reduction in estimates of net ultimate losses of $29.9 million, a reduction in aggregate provisions for bad debts of $9.7 million and a reduction in estimates of loss adjustment expense liabilities of $10.1 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $23.0 million. The reduction in estimates of net ultimate losses of $29.9 million primarily related to a reduction in Incurred But Not Reported (IBNR) loss reserves. Subsequent to the period end, claims liabilities of certain policyholders within a number of our insurance subsidiaries were agreed at levels that required a reassessment of IBNR loss reserves for those subsidiaries. The reduction in aggregate provisions for bad debts of $9.7 million resulted from the collection of certain reinsurance balances receivable against which bad debt provisions had been provided.

For the three months ended March 31, 2008, the net increase in loss and loss adjustment expense liabilities of $0.7 million was attributable to an increase in bad debt provisions of $1.3 million, the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.5 million, partially offset by the reduction in estimates of loss adjustment expense liabilities of $7.1 million, to reflect 2008 run-off activity.

The following table shows the components of the movement in the net increase in loss and loss adjustment expense liabilities for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(in thousands of U.S. dollars)

Net Losses Paid	$12,372	$(3,375)
Net Change in Case and LAE Reserves	(15,306)	4,542
Net Change in IBNR	(23,745)	(482)

Net (Decrease) Increase in Loss and Loss Adjustment
Expense Liabilities	$(26,679)	$685

The table below provides a reconciliation of the beginning and ending reserves for loss and loss adjustment expenses for the three months ended March 31, 2009 and March 31, 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of January 1,	$2,798,287	$1,591,449
Less: Reinsurance recoverables	394,575	427,964

	2,403,712	1,163,485
Incurred Related to Prior Years	(26,679)	685
Paids Related to Prior Years	(12,372)	3,375
Effect of Exchange Rate Movement	(6,650)	9,413
Retroactive Reinsurance Contracts Assumed	48,818	394,913
Acquired on Acquisition of Subsidiaries	11,383	465,887

Net balance as at March 31	$2,418,212	$2,037,758
Plus: Reinsurance recoverables	379,615	662,929

Balance as at March 31,	$2,797,827	$2,700,687

Salaries and Benefits:

	Three Months Ended March 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$8,951	$9,295	$344
Reinsurance	3,466	2,062	(1,404)

Total	$12,417	$11,357	$(1,060)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $12.4 million and $11.4 million for the three months ended March 31, 2009 and 2008, respectively. The increase in salaries and benefits is primarily attributable to increased staff costs due to an increase in staff numbers from 253 as at March 31, 2008 to 284 as at March 31, 2009.

Expenses relating to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$4,325	$3,622	$(703)
Reinsurance	8,057	8,289	232

Total	$12,382	$11,911	$(471)

General and administrative expenses attributable to the consulting segment increased by $0.7 million during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

General and administrative expenses attributable to the reinsurance segment decreased by $0.2 million during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. For the quarter ended March 31, 2008, we incurred approximately $4.5 million of bank loan structure fees incurred in respect of acquisitions we completed during the quarter — for the three months ended March 31, 2009 we did not incur any similar fees. The reduced expenses were partially offset by increased costs associated with new companies acquired subsequent to March 31, 2008.

Interest Expense:

	Three Months Ended March 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	4,965	3,315	(1,650)

Total	$4,965	$3,315	$(1,650)

Interest expense of $5.0 million and $3.3 million was recorded for the three months ended March 31, 2009 and 2008, respectively. The increase in interest expense is attributable to the increase in bank borrowings used in the funding of acquisitions during 2008, primarily in relation to Goshawk Insurance Holdings Plc, or Goshawk, AMP Limited’s Australian-based closed reinsurance and insurance operations, or Gordian, and Unionamerica Holdings Limited or Unionamerica.

Negative Goodwill:

	Three Months Ended March 31
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	—	50,280	(50,280)

Total	$—	$50,280	$(50,280)

Negative goodwill of $nil and $50.3 million, was recorded for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2008 the negative goodwill of $50.3 million was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess was, in accordance with FAS No. 141 “Business Combinations,” recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, June 30, 2007, and the date the acquisition closed, March 5, 2008, and the desire of the vendors to achieve a substantial reduction in regulatory capital requirements and therefore to dispose of Gordian at a discount to fair value.

Noncontrolling Interest

	Three Months Ended March 31
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	692	(18,460)	19,152

Total	$692	$(18,460)	$19,152

We recorded a noncontrolling interest in earnings of $0.7 million and $(18.5) million for the three months ended March 31, 2009 and 2008, respectively. The decrease for the quarter ended March 31, 2009 in noncontrolling interest was primarily due to the noncontrolling interest’s share of the negative goodwill relating to the Gordian acquisition in the first quarter of 2008.

Liquidity and Capital Resources

On April 4, 2009, we repaid AU$80.7 million (approximately $56.7 million) of the outstanding principal of the Facility A commitment pursuant to the term facility agreement of our wholly-owned subsidiary, Cumberland Holdings Limited. Other than this repayment, which occurred subsequent to the three month period ended March 31, 2009, there have been no material changes in our liquidity position or capital resource requirements since December 31, 2008. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

With respect to the three month periods ended March 31, 2009 and 2008, net cash provided by our operating activities was $3.1 million and $374.4 million, respectively. The decrease in cash flows was primarily attributable to net assets assumed on retro-active reinsurance contracts during the three months ended March 31, 2008, which did not recur in 2009.

Net cash used in investing activities for the three months ended March 31, 2009 was $(283.1) million compared to $(243.2) million for the three months ended March 31, 2008. The decrease in the cash flows was primarily due to an increase in net purchases of investments, offset partially by an increase in cash provided by the sales and maturities of available-for-sale securities.

Net cash (used in) provided by financing activities for the three months ended March 31, 2009 and 2008 was $(19.1) million and $354.2 million, respectively. The decrease in cash flows was primarily attributable to the receipt of bank loans and capital contributions by noncontrolling interest shareholders, relating to the purchase of Guildhall Insurance Company Limited, Gordian, and the financing of Shelbourne Group Limited, during the three months ended March 31, 2008, which did not recur in 2009.

Commitments and Contingencies

There have been no other material changes in our commitments or contingencies since December 31, 2008. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

Critical Accounting Estimates

Our critical accounting estimates are discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Critical Accounting Policies” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission, or SEC, on March 5, 2009, as well as in the materials filed and to be filed with the SEC. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2008. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 5, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we, Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. Virginia completed that acquisition on June 13, 2008. The suit does not seek a stated amount of damages. Our management and our U.S. legal counsel believe the claims in the suit are without merit and will not have a material impact on us or our subsidiaries. On July 23, 2008, we and Enstar US filed a motion to dismiss Count I (relating to breach of fiduciary duty), Count III (relating to breach of contract) and Count V (relating to inducing breach of contract), in each case for failure to state a claim upon which relief can be granted. Subsequently, the parties entered into a Stipulation and Order filed with the Court on October 7, 2008, by which (i) NICO agreed to dismiss Count V of its Complaint with prejudice, (ii) the defendants agreed to withdraw their motion to dismiss Counts I and III without prejudice, reserving all of their rights and defenses to challenge these claims on the merits, and (iii) NICO agreed to extend the defendants’ time to file an answer and counterclaim. On November 5, 2008, we, Enstar US and Dukes Place filed an answer to NICO’s complaint and Dukes Place asserted certain counterclaims against NICO. On January 12, 2009, NICO filed a motion to dismiss certain of the counterclaims, along with a motion for summary judgment addressed to the counterclaims. We, Enstar US and Dukes Place filed papers in opposition to NICO’s motion on February 23, 2009, and NICO filed reply briefs in support of its motion on March 23, 2009. The Court has advised that it will decide these motions on submission without hearing any oral arguments. Our management intends to vigorously defend both us and Enstar US against the claims.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

Exhibit
No.		Description

10	.1*†	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Denotes management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2009.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris,
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10	.1*†	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Denotes management contract or compensatory arrangement