Form 10-Q
period 2009-06-30
Enstar Group LTD
filed 2009-08-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2009, the registrant had outstanding 13,564,779 ordinary shares, par value $1.00 per share.

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2009 — $420,630; 2008 — $406,712)	$421,205	$406,712
Fixed maturities, available-for-sale, at fair value (amortized cost: 2009 — $80,059; 2008 — $103,452)	78,402	104,797
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2009 — $806,517; 2008 — $598,686)	793,036	586,716
Fixed maturities, trading, at fair value (amortized cost: 2009 — $99,243; 2008 — $110,453)	101,607	115,846
Equities, trading, at fair value (cost: 2009 — $26,880; 2008 — $5,087)	24,699	3,747
Other investments, at fair value (cost: 2009 — $160,275; 2008 — $147,652)	71,039	60,237

Total investments	1,489,988	1,278,055
Cash and cash equivalents	1,548,166	1,866,546
Restricted cash and cash equivalents	463,658	343,327
Accrued interest receivable	18,416	21,277
Accounts receivable, net	19,649	15,992
Income taxes recoverable	983	—
Reinsurance balances receivable	699,633	672,696
Investment in partly owned company	21,119	20,850
Goodwill	21,222	21,222
Other assets	114,768	118,186

TOTAL ASSETS	$4,397,602	$4,358,151

LIABILITIES
Losses and loss adjustment expenses	$2,781,577	$2,798,287
Reinsurance balances payable	205,603	179,917
Accounts payable and accrued liabilities	38,705	39,340
Income taxes payable	24,091	19,034
Loans payable	354,757	391,534
Other liabilities	78,993	58,808

TOTAL LIABILITIES	3,483,726	3,486,920

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2009:
156,000,000; 2008: 156,000,000)
Ordinary shares (issued and outstanding 2009: 13,578,281; 2008: 13,334,353)	13,578	13,334
Non-voting convertible ordinary shares (issued 2009: 2,972,892; 2008: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2009: 2,972,892; 2008: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	718,247	709,485
Accumulated other comprehensive loss	(18,420)	(30,871)
Retained earnings	362,129	341,847

Total Enstar Group Limited Shareholders’ Equity	656,948	615,209
Noncontrolling interest	256,928	256,022

TOTAL SHAREHOLDERS’ EQUITY	913,876	871,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,397,602	$4,358,151

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six-Month Periods Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$4,179	$3,578	$7,515	$9,633
Net investment income	18,493	21,219	35,802	21,809
Net realized gains (losses)(1)	5,080	1,014	(930)	(70)

	27,752	25,811	42,387	31,372

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(17,393)	(25,483)	(44,072)	(24,798)
Salaries and benefits	11,914	13,947	24,331	25,304
General and administrative expenses	10,910	13,972	23,292	25,883
Interest expense	4,675	7,643	9,640	10,958
Net foreign exchange gain	(1,611)	(4,935)	(13)	(6,270)

	8,495	5,144	13,178	31,077

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	19,257	20,667	29,209	295
INCOME TAXES	23	(3,193)	641	(2,954)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	—	—	269	—

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	19,280	17,474	30,119	(2,659)
Extraordinary gain — Negative goodwill	—	—	—	50,280

NET EARNINGS	19,280	17,474	30,119	47,621
Less: Net earnings attributable to noncontrolling interests (including share of extraordinary gain of $nil, $nil, $nil and $15,084, respectively)	(10,529)	(6,301)	(9,837)	(24,761)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,751	$11,173	$20,282	$22,860

EARNINGS PER SHARE — BASIC:
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$0.65	$0.93	$1.51	$(1.03)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.95

Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.65	$0.93	$1.51	$1.92

EARNINGS PER SHARE — DILUTED:
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$0.63	$0.91	$1.48	$(1.03)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.95

Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.63	$0.91	$1.48	$1.92

Weighted average ordinary shares outstanding — basic	13,532,608	11,959,125	13,448,525	11,943,330
Weighted average ordinary shares outstanding — diluted	13,787,553	12,238,356	13,700,853	11,943,330
AMOUNTS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS:
Earnings (loss) before extraordinary gain	$8,751	$11,173	$20,282	$(12,336)
Extraordinary gain	—	—	—	35,196

Net earnings	$8,751	$11,173	$20,282	$22,860

(1)	There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income in the periods presented.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six-Month Periods Ended June 30, 2009 and 2008

	Three Months		Six Months
	Ended		Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$19,280	$17,474	$30,119	$47,621
Other comprehensive income:
Unrealized holding losses on investments arising during the period	(7,024)	(8,291)	(14,873)	(7,723)
Reclassification adjustment for net realized (gains) losses included in net earnings	(5,080)	(1,014)	930	70
Currency translation adjustment	41,207	9,637	37,225	7,735

Total other comprehensive income:	29,103	332	23,282	82

Comprehensive income	48,383	17,806	53,401	47,703
Less comprehensive income attributable to noncontrolling interests	(18,674)	(6,301)	(20,668)	(24,761)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$29,709	$11,505	$32,733	$22,942

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Six-Month Periods Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,334	$11,920
Shares issued	167	2
Share awards granted/vested	77	39

Balance, end of period	$13,578	$11,961

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$709,485	$590,934
Share awards granted/vested	3,567	2,746
Shares issued	5,195	—
Amortization of share awards	—	303

Balance, end of period	$718,247	$593,983

Accumulated Other Comprehensive Income
Balance, beginning of period	$(30,871)	$6,035
Other comprehensive income	12,451	82

Balance, end of period	$(18,420)	$6,117

Retained Earnings
Balance, beginning of period	$341,847	$260,296
Net earnings	20,282	22,860

Balance, end of period	$362,129	$283,156

Noncontrolling Interest
Balance, beginning of period	$256,022	$63,437
(Return) contribution of capital	(18,783)	86,207
Dividends paid	(979)	—
Net earnings	9,837	24,761
Other comprehensive income	10,831	—

Balance, end of period	$256,928	$174,405

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six-Month Periods Ended June 30, 2009 and 2008

	Six Months Ended
	June 30,
	2009	2008
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$30,119	$47,621
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Negative goodwill	—	(50,280)
Share of undistributed net (earnings) of partly owned company	(269)	—
Share-based compensation expense	—	303
Net realized and unrealized investment loss	930	70
Share of net loss from other investments	1,458	21,871
Other items	4,381	4,767
Depreciation and amortization	491	405
Amortization of bond premiums or discounts	4,781	2,898
Net movement of trading securities	14,159	211,045
Changes in assets and liabilities:
Reinsurance balances receivable	(18,642)	(53,093)
Other assets	5,570	15,922
Losses and loss adjustment expenses	(64,558)	167,936
Reinsurance balances payable	24,131	(58,270)
Accounts payable and accrued liabilities	5,139	(9,163)
Other liabilities	21,441	32,241

Net cash flows provided by operating activities	29,131	334,273

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	8,504	7,066
Purchase of available-for-sale securities	(237,887)	(188,755)
Sales and maturities of available-for-sale securities	247,988	155,339
Purchase of held-to-maturity securities	(233,001)	—
Maturity of held-to-maturity securities	47,549	117,039
Movement in restricted cash and cash equivalents	(120,331)	(216,984)
Funding of other investments	(23,327)	(48,753)
Purchase of investment in partly owned company	—	(21,431)
Other investing activities	(1,714)	(290)

Net cash flows (used in) investing activities	(312,219)	(196,769)

FINANCING ACTIVITIES:
Contribution to surplus of subsidiary by noncontrolling interest	—	86,209
Receipt of loans	—	306,755
Repayment of loans	(57,571)	(59,000)
Distribution of capital to noncontrolling interest	(19,759)	—
Proceeds from exercise of stock options	2,796	—

Net cash flows (used in) provided by financing activities	(74,534)	333,964

TRANSLATION ADJUSTMENT	39,242	18,245

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(318,380)	489,713
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,866,546	995,237

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,548,166	$1,484,950

Supplemental Cash Flow Information
Income taxes paid	$8,279	$3,714
Interest paid	$6,892	$6,432

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and December 31, 2008
(Expressed in thousands of U.S. Dollars, except per share amounts)
(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

Our condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information is unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

To facilitate period-to-period comparisons, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

Adoption of New Accounting Standards

The term “FAS” used in these notes refers to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board (“FASB”).

The Company adopted FAS No. 141(R), “Business Combinations” (“FAS 141(R)”), effective January 1, 2009. FAS 141(R) replaces FAS No. 141, “Business Combinations” (“FAS 141”), but retains the fundamental requirements in FAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. FAS 141(R) also requires the Company to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The adoption of FAS 141(R) did not have a material impact on the consolidated financial statements.

The Company adopted FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”), effective January 1, 2009. FAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that results in deconsolidation. The presentation and disclosure of FAS 160 have been applied retrospectively for all periods presented. The adoption of FAS 160 resulted in reclassification of noncontrolling interest in the amounts of $256.9 million and $256.0 million to shareholders’ equity as at June 30, 2009 and December 31, 2008, respectively.

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

The Company adopted the following three FASB Staff Positions (“FSPs”) effective April 1, 2009:

•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”). This FSP supercedes FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP FAS 157-4 provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. FSP FAS 157-4 has been applied prospectively; retrospective application is not permitted.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FSP provides new guidance on the recognition and presentation of other-than-temporary impairments (“OTTI”) for available-for-sale and held-to-maturity fixed maturities (equities are excluded). A security is considered impaired if the fair value of the security is less than its amortized cost basis at the measurement date. Before the adoption of FAS 115-2, the Company was required to recognize other-than-temporary impairments in earnings if the Company could not assert that it had the ability and intent to hold its securities for a period of time sufficient to allow for any anticipated recovery in fair value in accordance with Staff Accounting Bulletin Topic 5M, “Other than Temporary Impairment of Certain Investments in Debt and Equity Securities,” and other authoritative literature. If the impairment was determined to be other-than-temporary, then an impairment was recognized in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. In accordance with FAS 115-2, the Company now recognizes other-than-temporary impairments in earnings for its impaired fixed maturity securities (1) for which the Company has the intent to sell the security or (2) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (3) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company has used qualitative and quantitative measures, including comparing the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. If management concludes a security is other-than-temporarily impaired, the FSP requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the Consolidated Statements of Earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount has an impact on the Company’s earnings. The FSP also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information, as well as information about how the credit loss component of the OTTI charge was determined, and requires a roll forward of such amount for each reporting period. Upon adoption of FAS 115-2 on April 1, 2009, the Company did not recognize a cumulative effect adjustment because all previous impairments were considered credit losses.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). This FSP extends the disclosure requirements under FAS 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements and amends APB Opinion 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

The adoption of these three FSPs did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). This FSP amends the guidance in FAS 141(R) by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized in accordance with FAS 5, “Accounting for Contingencies,” and FASB Interpretation 14, “Reasonable Estimation of the Amount of Loss.” This FSP removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued FAS 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FAS 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted FAS 165 during the second quarter of 2009, and its application had no impact on its condensed consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 7, 2009.

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under such interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with U.S. GAAP. FAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative U.S. GAAP for SEC registrants. FAS 168 is effective for financial statements issued for periods ending after September 15, 2009. As the new standard is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the Company’s consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements, or do not apply to its operations.

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

From January 31, 2009, the date of acquisition, to June 30, 2009, the Company has recorded in its condensed consolidated statement of earnings revenues and net (losses) related to Constellation of $0.1 million and $(0.2) million, respectively.

Pro Formas, for the Three Months Ended June 30, 2008

The following pro forma condensed combined income statement for the three and six-months ended June 30, 2008 combines the historical consolidated statements of earnings of the Company with those of AMP Limited’s Australian-based closed reinsurance and insurance operations (“Gordian”) and Unionamerica Holdings Limited (“UAH”), which were acquired in the first and fourth quarters of 2008, respectively, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

						Enstar
	Enstar					Group
	Group			Pro forma		Limited
Three Months Ended June 30, 2008	Limited	Gordian	UAH	Adjustments		Pro forma

Total income	$21,360	$4,451	$5,984	$—		$31,795
Total expenses	(25,995)	17,658	7,102	(8,616	)(a)	(9,851)

(Loss) earnings attributable to Enstar Group Limited	(4,635)	22,109	13,086	(8,616)		21,944
Less: Noncontrolling interest	332	(6,633)	(3,926)	2,585	(b)	(7,642)

(Loss) earnings attributable to Enstar Group Limited	$(4,303)	$15,476	$9,160	$(6,031)		$14,302

Net earnings per ordinary share attributable to Enstar Group Limited — basic						$1.20

Net earnings per ordinary share attributable to Enstar Group Limited — diluted						$1.17

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Notes to the Pro Forma Condensed Combined Income Statements for the Three Months Ended June 30, 2008:

Expenses:
(a)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	$(2,882)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(6,540)
(iii) Adjustment to income taxes for pro forma adjustments	806

(8,616)
(b) Reflects noncontrolling interest’s share of net pro forma income statement adjustments	2,585

Pro Formas, for the Six Months Ended June 30, 2008

						Enstar
	Enstar					Group
	Group			Pro forma		Limited
Six Months Ended June 30, 2008	Limited	Gordian	UAH	Adjustments		Pro forma

Total income	$19,612	$18,532	$12,936	$(5,194	)(a)	$45,886
Total expenses	(48,882)	33,518	(37,279)	(25,725	)(b)	(78,368)

(Loss) earnings before extraordinary gain	(29,270)	52,050	(24,343)	(30,919)		(32,482)
Extraordinary gain	50,280	—	—	—		50,280

Earnings (loss) before noncontrolling interest	21,010	52,050	(24,343)	(30,919)		17,798
Noncontrolling interest (including share of extraordinary gain of $15,084)	(16,778)	(15,615)	7,303	9,276	(c)	(15,814)

Net earnings (loss) attributable to Enstar Group Limited	$4,232	$36,435	$(17,040)	$(21,643)		$1,984

Earnings per ordinary share attributable to Enstar Group Limited before extraordinary gain — basic and diluted						$(2.78)
Extraordinary gain attributable to Enstar Group Limited — basic and
diluted						2.95

Net earnings per ordinary share attributable to Enstar Group Limited — basic and diluted						$0.17

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Notes to the Pro Forma Condensed Combined Income Statements for the Six Months Ended June 30, 2008:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	(10,716)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(18,534)
(iii) Adjustment to income taxes for pro forma adjustments	3,525

(25,725)
(c) Reflects noncontrolling interest’s share of net pro forma income statement adjustments	9,276

Copenhagen Re

On May 29, 2009, the Company, through its indirect subsidiary, Nordic Run-Off Limited, entered into a definitive agreement for the purchase of Copenhagen Reinsurance Company Ltd. (“Copenhagen Re”) from Alm. Brand Forsikring A/S for a total purchase price of approximately $28.0 million. Copenhagen Re is a Norwegian domiciled reinsurer that is in run-off. The purchase price of approximately $28.0 million is expected to be financed from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the third quarter of 2009.

3.	SIGNIFICANT NEW BUSINESS

The Company owns 50.1% of Shelbourne Group Limited (“Shelbourne”), which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake Reinsurance to Close (“RITC”) transactions with Lloyd’s syndicates in run-off. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million.

JCF FPK I L.P. (“JCF FPK”), a joint investment program between J.C. Flowers II L.P. (the “Flowers Fund”) and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”), owns 25% of Shelbourne. The Flowers Fund is a private investment fund advised by J.C Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co. LLC. An affiliate of the Flowers Fund controls approximately 41% of FPK. In addition, in July 2008, FPK acted as lead managing underwriter in the Company’s public share offering.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $463.7 million and $343.3 million as of June 30, 2009 and December 31, 2008, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in fixed maturity securities classified as available-for-sale are as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non-OTTI	Value

As at June 30, 2009
U.S government and agency	$135,069	$538	$(5)	$135,602
Non-U.S. government	20,556	25	(24)	20,557
Corporate	343,132	1,098	(2,374)	341,856
Residential mortgage-backed	1,371	15	—	1,386
CMO	561	—	(355)	206

	$500,689	$1,676	$(2,758)	$499,607

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non-OTTI	Value

As at December 31, 2008
U.S government and agency	$239,856	$2,197	$—	$242,053
Non-U.S. government	25,447	32	—	25,479
Corporate	229,135	737	(1,217)	228,655
Residential mortgage-backed	1,634	—	—	1,634
Asset backed	13,509	218	(255)	13,472
CMO	583	—	(367)	216

	$510,164	$3,184	$(1,839)	$511,509

The following table summarizes fixed maturity securities classified as available-for-sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at June 30, 2009
U.S government and agency	$—	$—	$43,450	$(5)	$43,450	$(5)
Non-U.S. government	—	—	19,493	(24)	19,493	(24)
Corporate	22,550	(2,278)	39,758	(96)	62,308	(2,374)
CMO	206	(355)	—	—	206	(355)

	$22,756	$(2,633)	$102,701	$(125)	$125,457	$(2,758)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2008
Corporate	$—	$—	$18,130	$(1,217)	$18,130	$(1,217)
Asset backed	—	—	3,313	(255)	3,313	(255)
CMO	216	(367)	—	—	216	(367)

	$216	$(367)	$21,443	$(1,472)	$21,659	$(1,839)

As at June 30, 2009 and December 31, 2008, the number of fixed maturity securities classified as available-for-sale in an unrealized loss position was 59 and 30, respectively, with a fair value of $125.5 million and $21.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 28 and 1, respectively. As of June 30, 2009, one of these securities was considered to be other-than-temporarily impaired.

The contractual maturities of our fixed maturities, classified as available-for-sale, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2009
Due in one year or less	$442,450	$443,141	88.7%
Due after one year through five years	24,076	23,708	4.8%
Due after five years through ten years	13,354	12,500	2.5%
Due after 10 years	18,877	18,666	3.7%

	498,757	498,015	99.7%
Residential mortgage-backed	1,371	1,386	0.3%
CMO	561	206	0.0%

	$500,689	$499,607	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2008
Due in one year or less	$393,357	$393,673	77.1%
Due after one year through five years	74,547	73,556	14.4%
Due after five years through ten years	11,117	12,016	2.3%
Due after 10 years	15,417	16,942	3.3%

	494,438	496,187	97.1%
Residential mortgage-backed	1,634	1,634	0.3%
Asset backed	13,509	13,472	2.6%
CMO	583	216	0.0%

	$510,164	$511,509	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Held-to-maturity

The amortized cost and estimated fair value of investments in fixed maturity securities classified as held-to-maturity are as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at June 30, 2009
U.S government and agency	$67,616	$747	$(52)	$68,311
Non-U.S. government	189,083	4,095	(87)	193,091
Corporate	468,863	9,147	(2,936)	475,074
Residential mortgage-backed	8,874	79	(152)	8,801
Commercial mortgage-backed	20,191	1,448	(26)	21,613
Asset backed	37,038	1,805	(197)	38,646
CMO	1,371	1	(391)	981

	$793,036	$17,322	$(3,841)	$806,517

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gains	Losses	Value

As at December 31, 2008
U.S government and agency	$95,583	$2,155	$—	$97,738
Non-U.S. government	156,620	9,466	—	166,086
Corporate	277,073	2,452	(2,107)	277,418
Residential mortgage-backed	9,819	—	(193)	9,626
Commercial mortgage-backed	17,074	1,045	(117)	18,002
Asset backed	29,057	297	(602)	28,752
CMO	1,490	—	(426)	1,064

	$586,716	$15,415	$(3,445)	$598,686

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables summarize fixed maturity securities classified as held-to-maturity in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at June 30, 2009
U.S government and agency	$—	$—	$71,046	$(52)	$71,046	$(52)
Non-U.S. government	—	—	26,745	(87)	26,745	(87)
Corporate	11,874	(1,181)	122,077	(1,755)	133,951	(2,936)
Residential mortgage-backed	1,633	(150)	643	(2)	2,276	(152)
Commercial mortgage-backed	18	(12)	1,899	(14)	1,917	(26)
Asset backed	1,921	(195)	76	(2)	1,997	(197)
CMO	930	(391)	—	—	930	(391)

	$16,376	$(1,929)	$222,486	$(1,912)	$238,862	$(3,841)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2008
Corporate	$2,014	$(46)	$21,391	$(2,061)	$23,405	$(2,107)
Residential mortgage-backed	2,699	(193)	—	—	2,699	(193)
Commercial mortgage-backed	58	(117)	—	—	58	(117)
Asset backed	26,642	(602)	—	—	26,642	(602)
CMO	1,011	(426)	—	—	1,011	(426)

	$32,424	$(1,384)	$21,391	$(2,061)	$53,815	$(3,445)

As at June 30, 2009 and December 31, 2008, the number of fixed maturity securities classified as held-to-maturity in an unrealized loss position was 84 and 38, respectively, with a fair value of $238.9 million and $53.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 29 and 24, respectively. As of June 30, 2009, none of these securities were considered to be other than temporarily impaired. The Company has the intent and ability to hold these securities until their maturities. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The contractual maturities of our fixed maturities classified as held-to-maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2009
Due in one year or less	$144,121	$145,054	18.0%
Due after one year through five years	520,667	530,427	65.8%
Due after five years through ten years	60,774	60,995	7.5%
Due after 10 years	—	—	—

	725,562	736,476	91.3%
Residential mortgage-backed	8,874	8,801	1.1%
Commercial mortgage-backed	20,191	21,613	2.7%
Asset backed	37,038	38,646	4.8%
CMO	1,371	981	0.1%

	$793,036	$806,517	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2008
Due in one year or less	$80,002	$80,492	13.4%
Due after one year through five years	387,550	395,224	66.1%
Due after five years through ten years	61,724	65,526	10.9%
Due after 10 years	—	—	—

	529,276	541,242	90.4%
Residential mortgage-backed	9,819	9,626	1.6%
Commercial mortgage-backed	17,074	18,002	3.0%
Asset backed	29,057	28,752	4.8%
CMO	1,490	1,064	0.2%

	$586,716	$598,686	100.00%

FAS 115-2 Other-Than-Temporary Impairment Process

Upon the adoption of FAS 115-2, effective April 1, 2009, the Company changed its quarterly process for assessing whether declines in the fair value of its fixed maturity investments, both available-for-sale and held-to-maturity, represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and determining: (1) if the Company has the intent to sell the debt security or (2) if it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company believes that the present value of the cash flows expected to be collected from the security are less than the amortized cost basis of the security.

The Company had no planned sales of its available-for-sale or held-to-maturity investments as at June 30, 2009. In assessing whether it is more likely than not that the Company will be required to sell a security before its

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the three months ended June 30, 2009, the Company did not recognize any other-than-temporary impairments due to required sales.

In evaluating credit losses, the Company considers a variety of factors in the assessment of a security including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the security to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the security to make scheduled interest or principal payments.

Based on the factors described above, the Company determined that a credit loss existed for one security. The Company did not consider an evaluation of future cash flows was necessary for this security and the impairment of $0.6 million was recognized in earnings.

Trading

The estimated fair value of investments in fixed maturity securities and short-term investments classified as trading securities were as follows:

	June 30,	December 31,
	2009	2008

U.S government and agency	$75,404	$84,351
Corporate	25,466	30,644
Commercial mortgage-backed	34	—
CMO	440	452
Asset backed	263	399
Equities	24,699	3,747

	$126,306	$119,593

Other Investments

At June 30, 2009 and December 31, 2008, the Company had $71.0 million and $60.2 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 2.0% and 1.7% of total investments and cash and cash equivalents at June 30, 2009 and December 31, 2008, respectively. All of the Company’s investments in limited partnerships and limited liability companies that are categorized as other investments are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As at June 30, 2009 and December 31, 2008, the Company had unfunded capital commitments relating to its other investments of $102.4 million and $108.0 million, respectively. As at June 30, 2009 and December 31, 2008, the Company had 94.6% and 90.6%, respectively, of other investments with a related party.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Fair Value of Financial Instruments

In accordance with FAS No. 157, “Fair Value Measurements” (“FAS 157”), the Company has categorized its investments measured at fair value between levels as follows:

	June 30, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S government and agency	$—	$211,006	$—	$211,006
Non-U.S. government	—	20,557	—	20,557
Corporate	—	367,322	—	367,322
Residential mortgage-backed	—	1,386	—	1,386
Commercial mortgage-backed	—	34	—	34
Asset backed	—	—	263	263
CMO	—	646	—	646
Equities	12,755	8,744	3,200	24,699
Other investments	—	—	71,039	71,039

Total investments	$12,755	$609,695	$74,502	$696,952

	December 31, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S government and agency	$—	$326,404	$—	$326,404
Non-U.S. government	—	25,479	—	25,479
Corporate	—	259,299	—	259,299
Residential mortgage-backed	—	1,634	—	1,634
Asset backed	—	13,519	352	13,871
CMO	—	668	—	668
Equities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total investments	$3,747	$627,003	$60,589	$691,339

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of April 1, 2009	$284	$69,566	$2,091	$71,941
Net purchases (sales and distributions)	—	(212)	—	(212)
Total realized and unrealized (gains) losses	(21)	1,685	1,109	2,773
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2009	$263	$71,039	$3,200	$74,502

The amount of net gains/(losses) for the period included in earnings attributable to the fair value of changes in assets still held at June 30, 2009 was $1.8 million. Of this amount, $1.1 million was included in net realized gains/(losses) and $0.7 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six-month period ended June 30, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2009	$352	$60,237	$—	$60,589
Net purchases (sales and distributions)	—	12,415	2,006	14,421
Total realized and unrealized (gains) losses	(89)	(1,613)	1,194	(508)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2009	$263	$71,039	$3,200	$74,502

The amount of net (losses)/gains for the period included in earnings attributable to the fair value of changes in assets still held at June 30, 2009 was $(0.6) million. Of this amount, $1.1 million was included in net realized gains/(losses) and $(1.7) million was included in net investment income.

During the six months ended June 30, 2009 and 2008, proceeds from the sale and maturities of available-for-sale securities were $248.0 million and $155.3 million, respectively. Gross realized gains on sale of available-for-sale securities were $0.1 million and $0.3 million, respectively, and gross realized losses on sale of available-for-sale securities were $0.1 million and $nil, respectively.

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

	June 30,	December 31,
	2009	2008

Assets used for collateral in trust for third-party agreements	$188,563	$297,491
Deposits with U.S. regulatory authorities	6,251	11,751

	$194,814	$309,242

6.	LOANS PAYABLE

On April 4, 2009, the Company repaid AU$80.7 million (approximately $57.6 million) of the outstanding principal of the Facility A commitment pursuant to the term facility agreement of the Company’s wholly-owned subsidiary, Cumberland Holdings Limited. As at June 30, 2009, the outstanding loan balance related to the Cumberland Loan Facility was AU$147.9 million (approximately $119.2 million).

On June 29, 2009, Gordian received approval from the Australian regulators to release a further AU$123.9 million bringing the total approved and unpaid releases to AU$149.7 million. The Company expects the distributions to be made by Gordian in the third quarter of 2009. In accordance with the terms of the Cumberland Loan Facility, 50% of the total distributions will be used to paydown the Cumberland Loan Facility.

On December 30, 2008, in connection with the UAH acquisition, Royston Run-off Limited (“Royston”) borrowed the full amount of $184.6 million available under a term facilities agreement (the “Unionamerica Facilities Agreement”), with National Australia Bank Limited (“NABL”). Of that amount, Royston borrowed $152.6 million under Facility A and $32.0 million under Facility B. The loans are secured by a lien covering all of the assets of Royston. The Company provided a guarantee of all of Royston’s obligations under the facilities agreement. The Facility A portion is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. The Facility B portion is repayable within four years from the date of the Unionamerica Facilities Agreement. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

On August 4, 2009, Royston entered into an amended and restated term facility agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by the Company of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

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

(a)	Employee share plans

Employee stock awards for the six-months ended June 30, 2009 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2009	13,749	$813
Granted	67,451	3,454
Vested	(79,564)	(4,189)

Nonvested — June 30, 2009	1,636	$96

i)	2004-2005 Employee Share Plan

On May 23, 2006, the Company entered into an agreement and plan of merger with The Enstar Group, Inc. (“EGI”) and a recapitalization agreement. These agreements provided for the cancellation of the then-current annual incentive compensation plan and replaced it with a new annual incentive compensation plan.

As a result of the execution of these agreements, the accounting treatment for share-based awards under the Company’s employee share plan changed from book value to fair value. The determination of the share-award expenses was based on the fair-market value per share of EGI common stock as of the grant date and is recognized over the vesting period.

Compensation costs of $0.1 million and $0.3 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three and six-months ended June 30, 2008, respectively, as compared to $Nil for the three and six-month periods ended June 30, 2009.

ii)	2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the six months ended June 30, 2009 and 2008, 64,572 and 27,140 shares were awarded to officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the six months ended June 30, 2009 and 2008 were $3.3 million and $2.6 million, respectively, and was charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2008 and 2007, respectively.

The expense relating to the 2006-2010 Annual Incentive Plan for the three and six-months ended June 30, 2009, was $1.6 million and $3.6 million, respectively, as compared to $2.0 million and $4.0 million for the three and six-month periods ended June 30, 2008, respectively.

iii)  Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million relating to the shares issued under the Employee Share Purchase Plan (the “Plan”) have been recognized in the Company’s statement of earnings for the three and six-month periods ended June 30, 2009, respectively, as compared to less than $0.1 million and $0.1 million for the three and six-month periods ended June 30, 2008, respectively. As at June 30, 2009, 5,574 shares have been issued to employees under the Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFITS — (cont’d)

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2009	490,371	$25.40	$16,545
Granted	—	—	—
Exercised	(162,785)	17.18	(2,796)
Forfeited	—	—	—

Outstanding — June 30, 2009	327,586	$29.49	$9,619

Stock options outstanding and exercisable as of June 30, 2009 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - $20	160,860	$17.23	1.6 years
$40 - $60	166,726	41.32	4.2 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the six-months ended June 30, 2009 and 2008, 3,431 and 1,987 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

Following T. Wayne Davis’ resignation from the Board of Directors, 1,576 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on April 1, 2009, with fractional shares paid in cash. Also on April 1, 2009, 14,146 restricted stock units previously credited to Mr. Davis’ account under EGI’s Deferred Compensation and Stock Plan for Non-Employee Directors were converted into the same number of the Company’s ordinary shares.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share of amounts attributable to the Company’s ordinary shareholders for the three and six month periods ended June 30, 2009 and 2008.

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Basic earnings per share
Net earnings attributable to Enstar Group Limited before extraordinary gain	$8,751	$11,173
Weighted average shares outstanding — basic	13,532,608	11,959,125

Earnings per share attributable to Enstar Group Limited before extraordinary gain — basic	$0.65	$0.93

Diluted earnings per share
Net earnings attributable to Enstar Group Limited before extraordinary gain	$8,751	$11,173
Weighted average shares outstanding — basic	13,532,608	11,959,125
Share equivalents:
Unvested shares	1,769	14,548
Options	245,543	261,550
Restricted share units	7,633	3,133

Weighted average shares outstanding — diluted	13,787,553	12,238,356

Earnings per share attributable to Enstar Group Limited before extraordinary gain — diluted	$0.63	$0.91

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER SHARE — (cont’d)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Basic earnings per share
Net earnings (loss) attributable to Enstar Group Limited before extraordinary gain	$20,282	$(12,336)
Weighted average shares outstanding — basic	13,448,525	11,943,330

Earnings (loss) per share attributable to Enstar Group Limited before extraordinary gain — basic	$1.51	$(1.03)

Diluted earnings per share
Net earnings (loss) attributable to Enstar Group Limited before extraordinary gain	$20,282	$(12,336)
Weighted average shares outstanding — basic	13,448,525	11,943,330
Share equivalents:
Unvested shares	7,726	—
Options	237,070	—
Restricted share units	7,532	—

Weighted average shares outstanding — diluted	13,700,853	11,943,330

Earnings (loss) per share attributable to Enstar Group Limited before extraordinary gain — diluted	$1.48	$(1.03)

The following securities have not been included in the computation of diluted earnings per share for the six- month period ended June 30, 2008 because to do so would have been anti-dilutive.

Share equivalents:	2008

Unvested shares	20,205
Options	257,859
Restricted share units	2,637

Total	280,701

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Mr. Flowers is a member of the Company’s board of directors and is one of the Company’s largest shareholders. Mr. Oros is the Company’s Executive Chairman and a member of the board of directors.

•	During the six months ended June 30, 2009, the Company funded an additional $5.7 million of its outstanding capital commitment to entities affiliated with Messrs. Flowers and Oros. The Company had, as of June 30, 2009 and December 31, 2008, investments in entities affiliated with Messrs. Flowers and Oros with a total value of $67.2 million and $54.5 million, respectively, and outstanding commitments to entities managed by Messrs. Flowers and Oros, as of those dates, of $98.3 million and $104.0 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	RELATED PARTY TRANSACTIONS — (cont’d)

•	On January 16, 2009, the Company committed to invest approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with Messrs. Flowers and Oros, in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

As at June 30, 2009, the related party investments associated with Messrs. Flowers and Oros accounted for 96% of the total unfunded capital commitments of the Company, and 94.6% of the total amount of investments classified as Other Investments by the Company.

10.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: reinsurance and consulting.

All of the consulting fees for the reinsurance segment relate to intercompany fees paid to the consulting segment.

	Three Months Ended June 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(8,247)	$12,426	$4,179
Net investment income	17,593	900	18,493
Net realized gains	5,080	—	5,080

	14,426	13,326	27,752

Net reduction in loss and loss adjustment expense liabilities	(17,393)	—	(17,393)
Salaries and benefits	2,961	8,953	11,914
General and administrative expenses	6,727	4,183	10,910
Interest expense	4,675	—	4,675
Net foreign exchange gain	(948)	(663)	(1,611)

	(3,978)	12,473	8,495

Earnings before income taxes	18,404	853	19,257
Income taxes	1,723	(1,700)	23

Net earnings (loss)	20,127	(847)	19,280
Less: Net earnings attributable to noncontrolling interest	(10,529)	—	(10,529)

Net earnings (loss) attributable to Enstar Group Limited	$9,598	$(847)	$8,751

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended June 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(9,037)	$12,615	$3,578
Net investment income	19,512	1,707	21,219
Net realized gains	1,014	—	1,014

	11,489	14,322	25,811

Net reduction in loss and loss adjustment expense liabilities	(25,483)	—	(25,483)
Salaries and benefits	5,172	8,775	13,947
General and administrative expenses	8,968	5,004	13,972
Interest expense	7,643	—	7,643
Net foreign exchange gain	(4,932)	(3)	(4,935)

	(8,632)	13,776	5,144

Earnings before income taxes	20,121	546	20,667
Income taxes	(3,186)	(7)	(3,193)

Net earnings	16,935	539	17,474
Less: Net earnings attributable to noncontrolling interest	(6,301)	—	(6,301)

Net earnings attributable to Enstar Group Limited	$10,634	$539	$11,173

	Six Months Ended June 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(16,243)	$23,758	$7,515
Net investment income	34,690	1,112	35,802
Net realized losses	(930)	—	(930)

	17,517	24,870	42,387

Net reduction in loss and loss adjustment expense liabilities	(44,072)	—	(44,072)
Salaries and benefits	6,427	17,904	24,331
General and administrative expenses	14,784	8,508	23,292
Interest expense	9,640	—	9,640
Net foreign exchange loss (gain)	361	(374)	(13)

	(12,860)	26,038	13,178

Earnings before income taxes and share of net earnings of partly owned company	30,377	(1,168)	29,209
Income taxes	1,848	(1,207)	641
Share of net earnings of partly owned company	269	—	269

Net earnings (loss)	32,494	(2,375)	30,119
Less: Net earnings attributable to noncontrolling interest	(9,837)	—	(9,837)

Net earnings (loss) attributable to Enstar Group Limited	$22,657	$(2,375)	$20,282

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Six Months Ended June 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(16,285)	$25,918	$9,633
Net investment income (loss)	25,010	(3,201)	21,809
Net realized gains	(70)	—	(70)

	8,655	22,717	31,372

Net reduction in loss and loss adjustment expense liabilities	(24,798)	—	(24,798)
Salaries and benefits	7,234	18,070	25,304
General and administrative expenses	17,257	8,626	25,883
Interest expense	10,958	—	10,958
Net foreign exchange gain	(5,895)	(375)	(6,270)

	4,756	26,321	31,077

Earnings (loss) before income taxes	3,899	(3,604)	295
Income taxes	(4,747)	1,793	(2,954)

Loss before extraordinary gain	(848)	(1,811)	(2,659)
Extraordinary gain — Negative goodwill	50,280	—	50,280

Net earnings (loss)	49,432	(1,811)	47,621
Less: Net earnings attributable to noncontrolling interest	(24,761)	—	(24,761)

Net earnings (loss) attributable to Enstar Group Limited	$24,671	$(1,811)	$22,860

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008, and changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2008 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (not presented herein); and in our report dated March 4, 2009, we expressed an unqualified opinion on those consolidated financial statements. We have also audited the adjustments that were applied to retrospectively adjust the December 31, 2008 consolidated financial statements of Enstar Group Limited and subsidiaries (not presented herein). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche

Hamilton, Bermuda
August 7, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Recent Transactions

On May 29, 2009, we, through our indirect subsidiary, Nordic Run-Off Limited, entered into a definitive agreement for the purchase of Copenhagen Reinsurance Company Ltd., or Copenhagen Re, from Alm. Brand Forsikring A/S for a total purchase price of approximately $28.0 million. Copenhagen Re is a Norwegian domiciled reinsurer that is in run-off. We expect the purchase price to be financed from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. We expect the transaction to close in the third quarter of 2009.

On January 31, 2009, we, through our indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited, or Constellation, for a total purchase price of approximately $2.5 million. Constellation is a New York domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

We own 50.1% of Shelbourne Group Limited, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s syndicates in run-off. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. JCF FPK I L.P., or JCF FPK, a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK, owns 25.0% of Shelbourne Group Limited.

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

Results of Operations

The following table sets forth Enstar’s selected consolidated statement of operations data for each of the periods indicated.

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2009	2008	2009	2008

INCOME
Consulting fees	$4,179	$3,578	$7,515	$9,633
Net investment income	18,493	21,219	35,802	21,809
Net realized gains (losses)	5,080	1,014	(930)	(70)

	27,752	25,811	42,387	31,372

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(17,393)	(25,483)	(44,072)	(24,798)
Salaries and benefits	11,914	13,947	24,331	25,304
General and administrative expenses	10,910	13,972	23,292	25,883
Interest expense	4,675	7,643	9,640	10,958
Net foreign exchange gain	(1,611)	(4,935)	(13)	(6,270)

	8,495	5,144	13,178	31,077

Earnings before income taxes and share of net earnings of partly owned company	19,257	20,667	29,209	295
Income taxes	23	(3,193)	641	(2,954)
Share of net earnings of partly owned company	—	—	269	—

Earnings (loss) before extraordinary gain	19,280	17,474	30,119	(2,659)
Extraordinary gain — negative goodwill	—	—	—	50,280

NET EARNINGS	19,280	17,474	30,119	47,621
Less: Net earnings attributable to noncontrolling interest	(10,529)	(6,301)	(9,837)	(24,761)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,751	$11,173	$20,282	$22,860

Comparison of the Three Months Ended June 30, 2009 and 2008

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $19.3 million for the three months ended June 30, 2009 as compared to approximately $17.5 million for the same period in 2008. The increase in earnings of approximately $1.8 million was primarily attributable to the following:

(i)	an increase in investment income (net of realized gains) of $1.3 million primarily as a result of the reversal of prior period writedowns on our equity portfolio partially offset by lower investment income reflecting the impact of lower global short-term and intermediate interest rates;

(ii)	reduction in salary and general and administrative costs of $5.1 million due to reduced costs primarily as a result of a lower British pound exchange rate to the U.S. dollar;

(iii)	reduced interest expense of $3.0 million due primarily to lower interest rates on outstanding loans along with lower outstanding principal on the term loan facility agreement of our wholly owned subsidiary, Cumberland Holdings Limited, or the Cumberland Loan Facility; and

(iv)	a reduction in income taxes of $3.2 million due to lower tax liabilities on the results of our taxable subsidiaries; partially offset by

(v)	decreased reduction in loss and loss adjustment expense liabilities of $8.1 million; and

(vi)	a reduction in foreign exchange gains of $3.3 million.

We recorded noncontrolling interest in earnings of $10.5 million and $6.3 million for the three months ended June 30, 2009 and 2008, respectively. The increase for the three months ended June 30, 2009 in noncontrolling interest was due primarily to an increase in the number of subsidiary companies for which there exists a noncontrolling interest. Accordingly, net earnings attributable to Enstar Group Limited decreased from approximately $11.2 million for the three months ended June 30, 2008 to approximately $8.8 million for the three months ended June 30, 2009.

Consulting Fees:

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$12,426	$12,615	$(189)
Reinsurance	(8,247)	(9,037)	790

Total	$4,179	$3,578	$601

We earned consulting fees of approximately $4.2 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively.

Internal management fees of $8.2 million and $9.0 million were paid in the quarters ended June 30, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies. The decrease in internal fees paid to the consulting segment was due primarily to a decrease in fees paid by our reinsurance companies in respect of internal collection and audit services.

Net Investment Income and Net Realized Gains:

	Three Months Ended June 30,
				Net Realized
	Net Investment Income			Gains/(Losses)
	2009	2008	Variance	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$900	$1,707	$(807)	$—	$—	$—
Reinsurance	17,593	19,512	(1,919)	5,080	1,014	4,066

Total	$18,493	$21,219	$(2,726)	$5,080	$1,014	$4,066

Net investment income for the three months ended June 30, 2009 decreased by $2.7 million to $18.5 million, as compared to $21.2 million for the same period in 2008. The decrease was primarily attributable to the following:

(i)	lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower global short-term and intermediate interest rates — the average U.S. Federal Funds Rate has decreased from 2.08% for the three months ended June 30, 2008 to 0.25% for the three months ended June 30, 2009;

(ii)	decrease in the Australian dollar and British pound quarterly average foreign exchange rates; partially offset by

(iii)	an appreciation of $0.4 million in the fair value of our investments in New NIB Partners L.P., the Flowers Fund, Affirmative Investment LLC and GSC European Mezzanine Fund II, LP for the three months ended June 30, 2009.

The average return on the cash and fixed maturity investments for the three months ended June 30, 2009 was 1.96%, as compared to the average return of 2.88% for the three months ended June 30, 2008. The average Standard & Poor’s credit rating of our fixed income investments at June 30, 2009 was AA.

Net realized gains for the three months ended June 30, 2009 and 2008 were $5.1 million and $1.0 million, respectively. The change between 2008 and 2009 of approximately $4.1 million relates primarily to mark to market gains in 2009 in the market value of our equity portfolio.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2009 and 2008 were $17.4 million and $25.5 million, respectively. The net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2009 of $17.4 million was attributable to a reduction in estimates of net ultimate losses of $17.7 million and a reduction in estimates of loss adjustment expense liabilities, or LAE, of $9.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $9.8 million relating to companies acquired. The reduction in estimates of net ultimate losses of $17.7 million primarily related to the reduction in estimates of net ultimate losses of $13.0 million in one of our subsidiaries. This reduction in estimates of ultimate losses of $13.0 million was comprised of net favorable incurred loss development for the six months ended June 30, 2009 of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of our reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves as required by local regulation.

The reduction in estimates of net ultimate losses of $25.2 million for the three months ended June 30, 2008 was primarily attributable to the reduction in estimates of net ultimate losses of $25.5 million related to one of our subsidiaries, which reduction was comprised of net favorable incurred loss development of $12.1 million and related reductions in IBNR reserves of $13.4 million. The net favorable incurred loss development of $12.1 million, whereby net advised case and LAE reserves of $21.2 million were settled for net paid losses of $9.1 million, arose from the settlement of non-commuted losses during the period below carried reserves and three commutations of assumed and ceded exposures at less than case and LAE reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $13.4 million was the result of an independent actuarial review and the application of our reserving methodologies to the reduced case and LAE reserves. During the three months ended June 30, 2008, another of our reinsurance subsidiaries commuted its largest exposure, which was fully reinsured by a single reinsurer with a AA- rating from Standard & Poors. The subsidiary paid net claims of $221.2 million and reduced net IBNR loss reserves by the same amount.

The following table shows the components of the movement in the net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009	2008
	(in thousands of U.S. dollars)

Net Losses Paid	$67,449	$260,866
Net Change in Case and LAE Reserves	(26,896)	(43,985)
Net Change in IBNR	(57,946)	(242,364)

Net Reduction in Loss and Loss Adjustment
Expense Liabilities	$(17,393)	$(25,483)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2009 and June 30, 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of April 1	$2,797,827	$2,700,687
Less: Reinsurance recoverables	379,615	662,929

	2,418,212	2,037,758
Incurred Related to Prior Years	(17,393)	(25,483)
Paids Related to Prior Years	(67,449)	(260,866)
Effect of Exchange Rate Movement	72,776	31,106

Net balance as at June 30	$2,406,146	$1,782,515
Plus: Reinsurance recoverables	375,431	529,075

Balance as at June 30	$2,781,577	$2,311,590

Salaries and Benefits:

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$8,953	$8,775	$(178)
Reinsurance	2,961	5,172	2,211

Total	$11,914	$13,947	$2,033

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $11.9 million and $13.9 million for the three months ended June 30, 2009 and 2008, respectively.

The reduction in total salaries and benefits of approximately $2.0 million is primarily attributable to:

(i)	a reduction in the quarterly average British pound exchange rate to U.S. dollars for the three months ended June 30, 2008 and 2009 from approximately 1.972 to 1.552, respectively. Of our total headcount as at June 30, 2009 and June 30, 2008, approximately 67% and 63%, respectively, had their salaries paid in British pounds;

(ii)	a reduction in the discretionary bonus expense for the three months ended June 30, 2009 of $0.5 million; partially offset by

(iii)	increased staff costs due to an increase in average staff numbers for the three months ended June 30, 2008 of 249 to an average of 286 for the three months ended June 30, 2009.

Expenses relating to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$4,183	$5,004	$821
Reinsurance	6,727	8,968	2,241

Total	$10,910	$13,972	$3,062

General and administrative expenses attributable to the consulting segment decreased by $0.8 million during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.

General and administrative expenses attributable to the reinsurance segment decreased by $2.2 million during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The reduction in general and administrative expenses is primarily attributable to the following:

(i)	a reduction in the quarterly average British pound exchange rate to U.S. dollars for the three months ended June 30, 2008 and 2009 from approximately 1.972 to 1.552, respectively;

(ii)	a reduction in consulting and third-party management expenses; partially offset by

(iii)	increased legal fees incurred in our U.S. subsidiaries; and

(iv)	increased costs resulting from companies acquired subsequent to June 30, 2008.

Interest Expense:

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	4,675	7,643	2,968

Total	$4,675	$7,643	$2,968

Interest expense of $4.7 million and $7.6 million was recorded for the three months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is primarily attributable to the combination of:

(i)	a reduction in the principal balance on the outstanding loan relating to the acquisition of AMP Limited’s Australian-based closed reinsurance and insurance operations, or Gordian;

(ii)	a reduction in the Australian LIBOR interest rate on the Cumberland Loan Facility between June 30, 2008 and June 30, 2009; and

(iii)	a reduction in the average Australian dollar exchange rate to U.S. dollars from approximately 0.944 to 0.762 for the three months ended June 30, 2008 and June 30, 2009, respectively.

Foreign Exchange Gain:

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$663	$3	$660
Reinsurance	948	4,932	(3,984)

Total	$1,611	$4,935	$(3,324)

We recorded a foreign exchange gain of $1.6 million for the quarter ended June 30, 2009, as compared to a foreign exchange gain of $4.9 million for the same period in 2008. For the quarter ended June 30, 2009, the foreign exchange gain arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar has been depreciating against the currency.

For the three months ended June 30, 2008, the foreign exchange gain arose primarily as a result of the holding of surplus net Australian dollars and Euros in the reinsurance segment at a time when these currencies had been appreciating against the U.S. dollar.

Income Tax Recovery/(Expense):

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,700)	$(7)	$(1,693)
Reinsurance	1,723	(3,186)	4,909

Total	$23	$(3,193)	$3,216

We recorded an income tax recovery/(expense) of $0.1 million and $(3.2) million for the three months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 and 2008, we incurred net income tax recovery/(expense) for our subsidiaries that operate in taxable jurisdictions of $0.1 million and $(6.7) million, respectively. For the three months ended June 30, 2008, this was partially offset by the expiration of the statute of limitations on certain previously recorded uncertain tax liabilities. In accordance with FIN 48, those liabilities were reversed with the corresponding adjustment being made to income tax recovery in the income statement. The benefit of the expiration of the statute of limitations on uncertain tax liabilities resulted in a recovery by us for the quarter ended June 30, 2008 of $3.5 million.

Noncontrolling Interest

	Three Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(10,529)	(6,301)	(4,228)

Total	$(10,529)	$(6,301)	$(4,228)

We recorded noncontrolling interest in earnings of $10.5 million and $6.3 million for the three months ended June 30, 2009 and 2008, respectively. The increase for the three months ended June 30, 2009 in noncontrolling interest was due primarily to an increase in the number of subsidiary companies for which there exists a noncontrolling interest.

Comparison of the Six Months Ended June 30, 2009 and 2008

We reported consolidated net earnings, before extraordinary item and net earnings attributable to noncontrolling interest, of approximately $30.1 million for the six months ended June 30, 2009 as compared to a net (loss) of approximately $(2.7) million for the same period in 2008. The increase in earnings of approximately $32.8 million was primarily a result of the following:

(i)	an increase in investment income of $14.0 million primarily due to a decrease in the cumulative writedowns on our private equity investments of $21.0 million, partially offset by lower investment income reflecting the impact of lower global short-term and intermediate interest rates and a $0.9 million increase in net realized losses;

(ii)	an increased reduction in loss and loss adjustment expense liabilities of $19.3 million;

(iii)	a reduction in salary and general and administrative costs of $3.6 million due to lower actual expenses primarily as a result of a lower British pound exchange rate to the U.S. dollar; and

(iv)	a reduction in income taxes of $3.6 million due to lower tax liabilities on the results of our taxable subsidiaries; partially offset by

(v)	a reduction in foreign exchange gains and consulting fees of $8.4 million.

We recorded noncontrolling interest in earnings of $9.8 million and $24.8 million for the six months ended June 30, 2009 and 2008, respectively. The decrease for the six months ended June 30, 2009 in noncontrolling interest was due primarily to the noncontrolling interest’s share of the negative goodwill relating to the Gordian acquisition in 2008. Accordingly, net earnings attributable to Enstar Group Limited decreased from approximately $22.9 million for the six months ended June 30, 2008 to approximately $20.3 million for the six months ended June 30, 2009.

Consulting Fees:

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$23,758	$25,918	$(2,160)
Reinsurance	(16,243)	(16,285)	42

Total	$7,515	$9,633	$(2,118)

We earned consulting fees of approximately $7.5 million and $9.6 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in consulting fees primarily related to decreased incentive fees earned from third-party agreements.

Internal management fees of $16.2 million and $16.3 million were paid in the six months ended June 30, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies.

Net Investment Income and Net Realized (Losses):

	Six Months Ended June 30,
				Net Realized
	Net Investment Income			(Losses)
	2009	2008	Variance	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$1,112	$(3,201)	$4,313	$—	$—	$—
Reinsurance	34,690	25,010	9,680	(930)	(70)	(860)

Total	$35,802	$21,809	$13,993	$(930)	$(70)	$(860)

Net investment income for the six months ended June 30, 2009 increased by $14.0 million to $35.8 million, as compared to $21.8 million for the same period in 2008. The increase was primarily attributable to the combination of the following items:

(i)	Decrease from $22.7 million to $1.7 million in writedowns in the fair value of our investments in New NIB Partners L.P., the Flowers Fund, Affirmative Investment LLC and GSC European Mezzanine Fund II, LP for the six months ended June 30, 2008 and 2009, respectively; partially offset by

(ii)	lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower global short-term and intermediate interest rates — the average U.S. Federal Funds Rate has decreased from 2.65% for the six months ended June 30, 2008 to an average of 0.25% for the six months ended June 30, 2009.

The average return on the cash and fixed maturity investments for the six months ended June 30, 2009 was 1.76%, as compared to the average return of 4.10% for the six months ended June 30, 2008. The average Standard & Poor’s credit rating of our fixed income investments at June 30, 2009 was AA.

Net realized (losses) for the six months ended June 30, 2009 and 2008 were $(0.9) million and $(0.1) million, respectively. The increase was due primarily to the writedown of our equity investments in 2009.

Fair Value Measurements

The following table summarizes all of our financial assets and liabilities measured at fair value by FAS No. 157, “Fair Value Measurements,” or FAS 157, heirarchy.

	June 30, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$211,006	$—	$211,006
Non-U.S. government	—	20,557	—	20,557
Corporate	—	367,322	—	367,322
Residential mortgage-backed	—	1,386	—	1,386
Commercial mortgage-backed	—	34	—	34
Asset backed	—	—	263	263
CMO	—	646	—	646
Equities	12,755	8,744	3,200	24,699
Other investments	—	—	71,039	71,039

Total investments	$12,755	$609,695	$74,502	$696,952

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The net reduction in loss and loss adjustment expense liabilities for the six months ended June 30, 2009 and 2008 was $44.1 million and $24.8 million, respectively. The net reduction in loss and loss adjustment expense liabilities for the six months ended June 30, 2009 of $44.1 million was attributable to a reduction in estimates of net ultimate losses of $47.6 million, a reduction in aggregate provisions for bad debts of $9.7 million and a reduction in estimates of loss adjustment expense liabilities of $19.5 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $32.7 million.

The reduction in estimates of net ultimate losses of $47.6 million primarily related to a reduction in estimates of loss reserves in two of our subsidiaries of $33.9 million following the commutation of one of our largest ten assumed and ceded exposures at less than case and LAE reserves and the agreement of claims liabilities of certain policyholders at levels that required a reassessment of IBNR loss reserves.

In addition, we recognized a reduction in estimates of net ultimate losses of $13.0 million in one of our subsidiaries as a result of net favorable incurred loss development for the six months ended June 30, 2009 of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of our reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves as required by local regulation.

The reduction in estimates of net ultimate losses of $23.9 million for the six months ended June 30, 2008 was primarily attributable to the reduction in estimates of net ultimate losses of $25.5 million related to one of our subsidiaries, which reduction was comprised of net favorable incurred loss development of $12.1 million and related reductions in IBNR reserves of $13.4 million. The net favorable incurred loss development of $12.1 million, whereby net advised case and LAE reserves of $21.2 million were settled for net paid losses of $9.1 million, arose from the settlement of non-commuted losses during the period below carried reserves and approximately three commutations of assumed and ceded exposures at less than case and LAE reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $13.4 million was the result of an independent actuarial review and the application of our reserving methodologies to the reduced case and LAE reserves. During the six months ended June 30, 2008, another of our reinsurance subsidiaries commuted its largest exposure, which was fully reinsured by a single reinsurer with an AA- rating from Standard & Poor’s. The subsidiary paid net claims of $221.2 million and reduced net IBNR loss reserves by the same amount.

The following table shows the components of the movement in the net increase in loss and loss adjustment expense liabilities for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
	(in thousands of U.S. dollars)

Net Losses Paid	$79,821	$257,491
Net Change in Case and LAE Reserves	(42,202)	(39,443)
Net Change in IBNR	(81,691)	(242,846)

Net (Reduction) in Loss and Loss Adjustment Expense Liabilities	$(44,072)	$(24,798)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2009 and June 30, 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of January 1	$2,798,287	$1,591,449
Less: Reinsurance recoverables	394,575	427,964

	2,403,712	1,163,485
Incurred Related to Prior Years	(44,072)	(24,798)
Paids Related to Prior Years	(79,821)	(257,491)
Effect of Exchange Rate Movement	66,126	40,519
Retroactive Reinsurance Contracts Assumed	48,818	394,913
Acquired on Acquisition of Subsidiaries	11,383	465,887

Net balance as at June 30	2,406,146	1,782,515
Plus: Reinsurance recoverables	375,431	529,075

Balance as at June 30	$2,781,577	$2,311,590

Salaries and Benefits:

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$17,904	$18,070	$166
Reinsurance	6,427	7,234	807

Total	$24,331	$25,304	$973

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $24.3 million and $25.3 million for the six months ended June 30, 2009 and 2008, respectively. The reduction in salaries and benefits is primarily attributable to:

(i)	a reduction in the average British pound exchange rate to U.S. dollars for the six months ended June 30, 2008 and 2009 from approximately 1.975 to 1.493, respectively. Of our total headcount as at June 30, 2009 and June 30, 2008, approximately 67% and 63%, respectively, had their salaries paid in British pounds;

(ii)	a reduction in the discretionary bonus expense for the six months ended June 30, 2009 of $0.5 million; partially offset by

(iii)	increased staff costs due to an increase in average staff numbers from 243 at June 30, 2008 to 287 as at June 30, 2009.

Expenses relating to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$8,508	$8,626	$118
Reinsurance	14,784	17,257	2,473

Total	$23,292	$25,883	$2,591

General and administrative expenses attributable to the reinsurance segment decreased by $2.6 million during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. For the six months ended June 30, 2008, we incurred approximately $4.5 million of bank loan structure fees in respect of acquisitions we completed during that period. For the six months ended June 30, 2009 we did not incur any similar fees. In addition, expenses were lower as a result of a reduction in the British pound exchange rate, in which a large portion of our costs are denominated. The reduced expenses were partially offset by increased costs resulting from companies acquired subsequent to June 30, 2008.

Interest Expense:

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	9,640	10,958	(1,318)

Total	$9,640	$10,958	$(1,318)

Interest expense of $9.6 million and $11.0 million was recorded for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest expense is primarily attributable to the combination of:

(i)	a reduction in the principal balance on the Cumberland Loan Facility:

(ii)	a reduction in the Australian LIBOR interest rate on the Cumberland Loan Facility between June 30, 2008 and June 30, 2009; and

(iii)	a reduction in the average Australian dollar exchange rate to U.S. dollars from approximately 0.925 to 0.713 for the six months ended June 30, 2008 and June 30, 2009, respectively.

Foreign Exchange Gain/(Loss):

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$374	$375	$(1)
Reinsurance	(361)	5,895	(6,256)

Total	$13	$6,270	$(6,257)

We recorded a foreign exchange gain of $0.1 million for the six-month period ended June 30, 2009, as compared to a foreign exchange gain of $6.3 million for the same period in 2008. For the six months ended June 30, 2009, the foreign exchange gain arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by the combination of realized foreign exchange losses on currency translations and foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar has been depreciating against the currency.

For the six months ended June 30, 2008, the foreign exchange gain arose primarily as a result of the holding of surplus net Australian dollars and Euros in the reinsurance segment at a time when these currencies were appreciating against the U.S. dollar.

In addition to the foreign exchange gains recorded in our consolidated statement of earnings for the six months ended June 30, 2009, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $26.4 million as compared to $7.7 million for the same period in 2008. For the six months ended June 30, 2009, the currency translation adjustment gains related primarily to Gordian. As the functional currency of Gordian is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets of Gordian through accumulated other comprehensive income.

Income Tax Recovery/(Expense):

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,207)	$1,793	$(3,000)
Reinsurance	1,848	(4,747)	6,595

Total	$641	$(2,954)	$3,595

We recorded income tax recovery/(expense) of $0.6 million and $(3.0) million for the six months ended June 30, 2009 and 2008, respectively. Income tax (expense)/recovery of $(1.2) million and $1.8 million were recorded in the consulting segment for the six months ended June 30, 2009 and 2008, respectively. The variance between the two periods was primarily attributable to our recording of tax recoveries on losses incurred by our U.S. operations for the six months ended June 30, 2008.

Income tax recovery/(expense) of $1.8 million and $(4.8) million were recorded in the reinsurance segment for the six months ended June 30, 2009 and 2008, respectively. During the period ended June 30, 2009 and 2008, we recorded net income tax (recovery)/expense related to those subsidiaries operating in taxable jurisdictions of $1.8 million and $(8.3) million, respectively.

In addition, the benefit of the expiration of the statute of limitations on uncertain tax liabilities resulted in a recovery by us during the six months ended June 30, 2008 of $3.5 million.

Negative Goodwill:

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	—	50,280	(50,280)

Total	$—	$50,280	$(50,280)

Negative goodwill of $nil million and $50.3 million, was recorded for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2008 the negative goodwill of $50.3 million was earned in connection with our acquisition of AMP Limited’s Australian-based closed reinsurance and insurance operations, or Gordian, and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess was, in accordance with SFAS 141 “Business Combinations,” recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, June 30, 2007, and the date the acquisition closed, March 5, 2008.

Noncontrolling Interest

	Six Months Ended June 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(9,837)	(24,761)	14,924

Total	$(9,837)	$(24,761)	$14,924

We recorded noncontrolling interest in earnings of $9.8 million and $24.8 million for the six months ended June 30, 2009 and 2008, respectively. The decrease for the six months ended June 30, 2009 in noncontrolling interest was due primarily to the noncontrolling interest’s share of the negative goodwill relating to the Gordian acquisition in 2008.

Liquidity and Capital Resources

On April 4, 2009, we repaid AU$80.7 million (approximately $56.7 million) of the outstanding principal of the Facility A commitment pursuant to the Cumberland Loan Facility. As at June 30, 2009, the outstanding loan balance related to the Cumberland Loan Facility was AU$147.9 million (approximately $119.2 million).

On June 29, 2009, we received approval from the Australian regulators to release a further AU$123.9 million bringing the total approved and unpaid releases to AU$149.7 million. We expect the distributions to be made in the third quarter of 2009. In accordance with the terms of the Cumberland Loan Facility, 50% of the total distributions will be used to pay down the Cumberland Loan Facility.

Other than this repayment, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2008. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

On December 30, 2008, in connection with the Unionamerica Holdings Limited acquisition, Royston Run-off Limited, or Royston, borrowed the full amount of $184.6 million available under a term facilities agreement, or the Unionamerica Facilities Agreement, with National Australia Bank Limited, or NABL. Of that amount, Royston borrowed $152.6 million under Facility A and $32.0 million under Facility B. The loans are secured by a lien covering all of the assets of Royston. We provided a guarantee of all of Royston’s obligations under the facilities agreement. The Facility A portion is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. The Facility B portion is repayable within four years from the date of the Unionamerica Facilities Agreement. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

On August 4, 2009, Royston entered into an amended and restated term facility agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by us of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

With respect to the six-month periods ended June 30, 2009 and 2008, net cash provided by our operating activities was $29.1 million and $334.3 million, respectively. The decrease in cash flows was primarily attributable to a decrease in the net assets assumed on retroactive reinsurance contracts during the six-months ended June 30, 2009.

Net cash used in investing activities for the six-month periods ended June 30, 2009 and 2008 was $312.2 million and $196.8 million, respectively. The decrease in the cash flows was primarily due to an increase in net purchases of investments partially offset by an increase in cash provided by the sales and maturities of available-for-sale securities.

Net cash (used in) provided by financing activities for the six month periods ended June 30, 2009 and 2008 was $(74.5) million and $334.0 million, respectively. The decrease in cash flows was primarily attributable to the receipt of bank loans and capital contributions by noncontrolling interest shareholders relating to acquisitions completed during the six months ended June 30, 2008 which did not recur in 2009.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009, as well as in the materials filed and to be filed with the SEC. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2008. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 5, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we, Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. Virginia completed that acquisition on June 13, 2008. The suit does not seek a stated amount of damages. On July 23, 2008, we and Enstar US filed a motion to dismiss Count I (relating to breach of fiduciary duty), Count III (relating to breach of contract) and Count V (relating to inducing breach of contract), in each case for failure to state a claim upon which relief can be granted. Subsequently, the parties entered into a Stipulation and Order filed with the Court on October 7, 2008, by which (i) NICO agreed to dismiss Count V of its Complaint with prejudice, (ii) the defendants agreed to withdraw their motion to dismiss Counts I and III without prejudice, reserving all of their rights and defenses to challenge these claims on the merits, and (iii) NICO agreed to extend the defendants’ time to file an answer and counterclaim. On November 5, 2008, we, Enstar US and Dukes Place filed an answer to NICO’s complaint and Dukes Place asserted certain counterclaims against NICO. On January 12, 2009, NICO filed a motion to dismiss certain of the counterclaims, along with a motion for summary judgment addressed to the counterclaims. We, Enstar US and Dukes Place filed papers in opposition to NICO’s motion on February 23, 2009, and NICO filed reply briefs in support of its motion on March 23, 2009. We, Enstar US and Dukes Place are currently in discussions with NICO regarding a potential settlement of all claims and counterclaims. Our management believes the suit will not have a material impact on us or our subsidiaries.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009. The risk factors identified therein have not materially changed.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of shareholders at our Annual General Meeting of Shareholders on June 9, 2009:

1. Election of the following nominees to serve as members of our Board of Directors in the classes set forth below.

Class III Directors:

Nominee	Votes For	Votes Against	Votes Abstained

Paul J. Collins	10,029,773	685,314	17,897
J. Christopher Flowers	10,030,551	684,887	17,546
Dominic F. Silvester	10,309,619	405,486	17,879

Class II Director:

Nominee	Votes For	Votes Against	Votes Abstained

Charles T. Akre, Jr.	10,666,313	42,829	23,842

The continuing members of our Board of Directors following the Annual General Meeting of Shareholders include T. Whit Armstrong, Robert J. Campbell, Gregory L. Curl, Paul J. O’Shea and John J. Oros.

2. Ratification of the selection of Deloitte & Touche, Hamilton, Bermuda, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2009 and authorization of our Board of Directors, acting through the Audit Committee, to approve the fees for the independent registered public accounting firm.

Votes For	Votes Against	Votes Abstained

10,699,313	11,355	22,316

3. Election of directors of each of our subsidiaries identified in Proposal Number Four in the Proxy Statement, filed with the SEC on April 30, 2009 (nominees for the respective subsidiaries and the results of voting are set forth below).

1.	AG AUSTRALIA HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Nicholas A. Packer	10,579,438	66,560	86,986
Steven Given	10,579,488	66,560	86,936
Sandra O’Sullivan	10,579,488	66,560	86,936

2. BANTRY HOLDINGS LTD

Nominees:	For	Against	Abstain

Duncan M. Scott	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,488	66,560	86,936

3. B.H. ACQUISITION LIMITED

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
David Rocke	10,579,488	66,560	86,936

4. BLACKROCK HOLDINGS LTD.

Nominees:	For	Against	Abstain

Duncan M. Scott	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,488	66,560	86,936

5. BOSWORTH RUN-OFF LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

6. BRAMPTON INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Max Lewis	10,579,438	66,610	86,936
Albert Maass	10,579,438	66,560	86,986
Gareth Nokes	10,579,488	66,560	86,936
C. Paul Thomas	10,579,438	66,610	86,936
Thomas Nichols	10,579,488	66,560	86,936
Alan Turner	10,579,438	66,560	86,986

7. BRITTANY INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,438	66,560	86,986
Duncan M. Scott	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936

8. CAPITAL ASSURANCE COMPANY INC

Nominees:	For	Against	Abstain

Karl J. Wall	10,579,488	66,560	86,936
Robert Carlson	10,579,488	66,560	86,936
Andrea Giannetta	10,579,478	66,570	86,936
Debbie Haran	10,579,478	66,570	86,936
James Grajewski	10,579,438	66,560	86,986

9. CAPITAL ASSURANCE SERVICES INC.

Nominees:	For	Against	Abstain

Karl J. Wall	10,579,488	66,560	86,936
Robert Carlson	10,579,488	66,560	86,936
Andrea Giannetta	10,579,488	66,560	86,936
Debbie Haran	10,579,488	66,560	86,936
James Grajewski	10,579,428	66,570	86,986

10. CASTLEWOOD (BERMUDA) LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,620	86,936
Richard J. Harris	10,579,478	66,570	86,936
Adrian C. Kimberley	10,579,428	66,570	86,986
David Rocke	10,579,478	66,570	86,936

11. CAVELL HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,428	66,570	86,986
Derek Reid	10,579,478	66,570	86,936
Gareth Nokes	10,579,438	66,610	86,936

12. CAVELL INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,428	66,570	86,986
Derek Reid	10,579,478	66,570	86,936
Darren S. Truman	10,579,488	66,560	86,936
Gareth Nokes	10,579,438	66,610	86,936
C. Paul Thomas	10,579,488	66,560	86,936
Thomas Nichols	10,579,438	66,560	86,986

13. CAVELL LEASING LIMITED

Nominees:	For	Against	Abstain

Derek Reid	10,579,478	66,570	86,936
Alan Turner	10,579,428	66,570	86,986

14. CAVELL OVERSEAS LIMITED

Nominees:	For	Against	Abstain

Derek Reid	10,579,488	66,560	86,936
Alan Turner	10,579,438	66,560	86,986

15. CHURCH BAY LIMITED

Nominees:	For	Against	Abstain

Gary Potts	10,579,478	66,570	86,936
Jann Skinner	10,579,488	66,560	86,936
Bruce Bollom	10,579,428	66,570	86,986
Paul J. O’Shea	10,579,438	66,610	86,936
Nicholas A. Packer	10,579,488	66,560	86,936

16. CIRRUS RE COMPANY A/S

Nominees:	For	Against	Abstain

Alan Turner	10,579,438	66,560	86,986
David Rocke	10,579,488	66,560	86,936
Jan Endressen	10,579,488	66,560	86,936

17. COBALT SOLUTIONS SERVICES LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Nicholas A. Packer	10,579,488	66,560	86,936
Steven Given	10,579,488	66,560	86,936
Sandra O’Sulliva	10,579,488	66,560	86,936

18. COMOX HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
David Rocke	10,579,488	66,560	86,936

19. COMPAGNIE EUROPEENE D’ASSURANCES INDUSTRIELLES S.A.

Nominees:	For	Against	Abstain

David Rocke	10,579,488	66,560	86,936
C. Paul Thomas	10,579,488	66,560	86,936
Nicholas A. Packer	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
John J. Oros	10,579,438	66,560	86,986
Dominic F. Silvester	10,579,488	66,560	86,936

20. CONSTELLATION REINSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Karl J. Wall	10,579,438	66,560	86,986
Robert Carlson	10,579,438	66,560	86,986
Thomas J. Balkan	10,579,438	66,560	86,986
Joseph Follis	10,579,438	66,560	86,986
Andrea Giannetta	10,579,438	66,560	86,986
Mark A. Kern	10,579,438	66,560	86,986
Raymond Rizzi	10,579,438	66,560	86,986
Teresa Reali	10,579,438	66,560	86,986
Donna L. Stolz	10,579,438	66,560	86,986
James Grajewski	10,579,438	66,560	86,986
Jay Banskota	10,579,438	66,560	86,986
Richard C. Ryan	10,579,438	66,560	86,986
Rudy A. Dimmling	10,579,438	66,560	86,986

21. COURTENAY HOLDINGS LTD.

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,438	66,560	86,986
Paul J. O’Shea	10,579,428	66,570	86,986
David Rocke	10,579,438	66,560	86,986

22. CRANMORE ADJUSTERS LIMITED

Nominees:	For	Against	Abstain

David Hackett	10,579,438	66,560	86,986
Alan Turner	10,579,438	66,560	86,986
Steven Norrington	10,579,438	66,560	86,986
Philip Cooper	10,579,438	66,560	86,986
Mark Wood	10,579,438	66,560	86,986
David Ellis	10,579,438	66,560	86,986
Gareth Nokes	10,579,438	66,560	86,986

23. CRANMORE (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	10,579,478	66,570	86,936
John J. Oros	10,579,488	66,560	86,936
Karl J. Wall	10,579,478	66,570	86,936
Donna L. Stolz	10,579,488	66,560	86,936

24. CUMBERLAND HOLDINGS LTD.

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,488	66,560	86,936
Richard J. Harris	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,478	66,570	86,936
David Rocke	10,579,488	66,560	86,936

25. DENMAN HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,488	66,560	86,936
John J. Oros	10,579,488	66,560	86,936
Cameron Leamy	10,579,488	66,560	86,936
Kenneth Thompson	10,579,488	66,560	86,936

26. ELECTRICITY PRODUCERS INSURANCE COMPANY (BERMUDA) LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,478	66,570	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936
Richard J. Harris	10,579,488	66,560	86,936
Orla Gregory	10,579,488	66,560	86,936
Duncan M. Scott	10,579,488	66,560	86,936

27. ENSTAR ACQUISITIONS LTD.

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,488	66,560	86,936
Alan Turner	10,579,478	66,570	86,936

28. ENSTAR AUSTRALIA HOLDINGS PTY LTD.

Nominees:	For	Against	Abstain

Gary Potts	10,579,488	66,560	86,936
Jann Skinner	10,579,488	66,560	86,936
Bruce Bollom	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,488	66,560	86,936
Nicholas A. Packer	10,579,488	66,560	86,936

29. ENSTAR AUSTRALIA LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,620	86,936
Nicholas A. Packer	10,579,488	66,560	86,936
Nick Hall	10,579,438	66,560	86,986
Mark Sinderberry	10,579,488	66,560	86,936
Orla Gregory	10,579,488	66,560	86,936

30. ENSTAR BROKERS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,478	66,570	86,936
Elizabeth DaSilva	10,579,428	66,570	86,986
Adrian C. Kimberley	10,579,488	66,560	86,963
David Rocke	10,579,488	66,560	86,963

31. ENSTAR (EU) HOLDINGS LIMITED

Nominees:	For	Against	Abstain

David Hackett	10,579,478	66,570	86,936
Alan Turner	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936

32. ENSTAR (EU) LTD.

Nominees:	For	Against	Abstain

David Hackett	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936
Duncan McLaughlin	10,579,438	66,610	86,936
Derek Reid	10,579,438	66,560	86,986
C. Paul Thomas	10,579,488	66,560	86,936
David Grisley	10,579,488	66,560	86,936
David Atkins	10,579,488	66,560	86,936
Gareth Nokes	10,579,438	66,560	86,986
Thomas Nichols	10,579,438	66,560	86,986

33. ENSTAR FINANCIAL SERVICES INC.

Nominees:	For	Against	Abstain

John J. Oros	10,579,478	66,570	86,936
Cheryl D. Davis	10,579,478	66,570	86,936

34. ENSTAR GROUP OPERATIONS INC.

Nominees:	For	Against	Abstain

John J. Oros	10,579,488	66,560	86,936
Cheryl D. Davis	10,579,488	66,560	86,936

35. ENSTAR HOLDINGS (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	10,579,438	66,560	86,986
John J. Oros	10,579,438	66,560	86,986
Karl J. Wall	10,579,438	66,560	86,986
Donna L. Stolz	10,579,438	66,560	86,986

36. ENSTAR INVESTMENTS, INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	10,579,428	66,570	86,986
John J. Oros	10,579,438	66,560	86,986
Karl J. Wall	10,579,438	66,560	86,986
Donna L. Stolz	10,579,438	66,560	86,986

37. ENSTAR LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,570	86,986
Richard J. Harris	10,579,438	66,560	86,986
Adrian C. Kimberley	10,579,438	66,560	86,986
Elizabeth DaSilva	10,579,438	66,560	86,986

38. ENSTAR (US) INC.

Nominees:	For	Against	Abstain

Cheryl D. Davis	10,579,428	66,570	86,986
John J. Oros	10,579,438	66,560	86,986
Karl J. Wall	10,579,438	66,560	86,986
Donna L. Stolz	10,579,438	66,560	86,986

39. ENSTAR USA, INC.

Nominees:	For	Against	Abstain

John J. Oros	10,579,428	66,560	86,996
Cheryl D. Davis	10,579,438	66,560	86,986
Karl J. Wall	10,579,438	66,560	86,986

40. FANNY BAY HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,560	86,996
Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,438	66,560	86,986
Duncan M. Scott	10,579,438	66,560	86,986
David Rocke	10,579,438	66,560	86,986

41. FIELDMILL INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Alan Turner	10,579,428	66,570	86,986
Gareth Nokes	10,579,438	66,560	86,986
C. Paul Thomas	10,579,438	66,560	86,986
Thomas Nichols	10,579,438	66,560	86,986

42. FITZWILLIAM INSURANCE LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,560	86,986
Richard J. Harris	10,579,438	66,560	86,986
Adrian C. Kimberley	10,579,438	66,560	86,986
Nicholas A. Packer	10,579,438	66,560	86,986
David Rocke	10,579,438	66,560	86,986

43. FLATTS LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,438	66,560	86,986
Alan Turner	10,579,438	66,560	86,986

44. GK CONSORTIUM MANAGEMENT LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,438	66,560	86,986
Alan Turner	10,579,438	66,560	86,986

45. GORDIAN RUNOFF LIMITED

Nominees:	For	Against	Abstain

Gary Potts	10,579,438	66,560	86,986
Jann Skinner	10,579,438	66,560	86,986
Bruce Bollom	10,579,428	66,570	86,986
Paul J. O’Shea	10,579,438	66,560	86,986
Nicholas A. Packer	10,579,438	66,560	86,986

46. GOSHAWK DEDICATED LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,428	66,570	86,986
Alan Turner	10,579,428	66,570	86,986

47. GOSHAWK HOLDINGS (BERMUDA) LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,560	86,986
Adrian C. Kimberley	10,579,438	66,560	86,986
Orla Gregory	10,579,438	66,560	86,986
David Rocke	10,579,438	66,560	86,986
Richard J. Harris	10,579,438	66,560	86,986

48. GOSHAWK INSURANCE HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Orla Gregory	10,579,438	66,560	86,986
Gareth Nokes	10,579,438	66,560	86,986
Alan Turner	10,579,438	66,560	86,986

49. GUILDHALL INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,438	66,560	86,986
Alan Turner	10,579,428	66,570	86,986
C. Paul Thomas	10,579,438	66,560	86,986
Thomas Nichols	10,579,438	66,560	86,986

50. HARPER FINANCING LIMITED

Nominees:	For	Against	Abstain

Derek Reid	10,579,428	66,570	86,986
Brian J. Walker	10,579,438	66,560	86,986
Alan Turner	10,579,438	66,560	86,986
Gareth Nokes	10,579,438	66,560	86,986

51. HARPER HOLDINGS SARL

Nominees:	For	Against	Abstain

Nicholas A. Packer	10,579,438	66,560	86,986
Claudine Schinker	10,579,438	66,560	86,986
Laetitia Ambrosi	10,579,438	66,560	86,986

52. HARPER INSURANCE LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,438	66,560	86,986
Michael H.P. Handler	10,579,438	66,560	86,986
Florian von Meiss	10,579,438	66,560	86,986
Stefan P. Wehrenburg	10,579,438	66,560	86,986
Nicholas A. Packer	10,579,438	66,560	86,986

53. HARRINGTON SOUND LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,570	86,986
Nicholas A. Packer	10,579,438	66,560	86,986
Steven Given	10,579,438	66,560	86,986
Sandra O’Sullivan	10,579,438	66,560	86,986

54. HILLCOT HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Albert Maass	10,579,438	66,560	86,986
Jiro Kasahara	10,579,478	66,570	86,936

55. HILLCOT RE LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
C. Paul Thomas	10,579,488	66,560	86,936
Thomas Nichols	10,579,488	66,560	86,936

56. HILLCOT UNDERWRITING MANAGEMENT LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936

57. HUDSON REINSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Duncan M. Scott	10,579,438	66,560	86,986
David Rocke	10,579,438	66,560	86,986

58. INTER-OCEAN HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Orla Gregory	10,579,488	66,560	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Duncan M. Scott	10,579,488	66,560	86,936

59. INTER-OCEAN REINSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Orla Gregory	10,579,488	66,560	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Duncan M. Scott	10,579,488	66,560	86,936
Elizabeth DaSilva	10,579,438	66,560	86,986

60. INTER-OCEAN REINSURANCE (IRELAND) LTD.

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,488	66,560	86,936
Orla Gregory	10,579,488	66,560	86,936
Kevin O’Connor	10,579,488	66,560	86,936

61. KENMARE HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Dominic F. Silvester	10,579,438	66,560	86,986
Nicholas A. Packer	10,579,438	66,560	86,986
David Rocke	10,579,488	66,560	86,936

62. KINSALE BROKERS LIMITED

Nominees:	For	Against	Abstain

Philip Hernon	10,579,438	66,560	86,986
Steve Western	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936
Steven Norrington	10,579,438	66,560	86,986
Derek Reid	10,579,488	66,560	86,936
Gareth Nokes	10,579,438	66,560	86,986

63. LONGMYND INSURANCE COMPANY LTD.

Nominees:	For	Against	Abstain

Alan Turner	10,579,488	66,560	86,936
Gareth Nokes	10,579,438	66,560	86,986
C. Paul Thomas	10,579,488	66,560	86,936
Thomas Nichols	10,579,488	66,560	86,936

64. MARLON INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,438	66,560	86,986
C. Paul Thomas	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

65. MARLON MANAGEMENT SERVICES LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,488	66,560	86,936
C. Paul Thomas	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

66. MERCANTILE INDEMNITY COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,488	66,560	86,936
Derek Reid	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
C. Paul Thomas	10,579,488	66,560	86,936
Thomas Nichols	10,579,488	66,560	86,936

67. OCEANIA HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
David Rocke	10,579,438	66,560	86,986
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936

68. OVERSEAS REINSURANCE CORPORATION LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936

69. PAGET HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
David Rocke	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936

70. QUALICUM HOLDINGS LIMITED

Nominees:	For	Against	Abstain

David Rocke	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Duncan M. Scott	10,579,488	66,560	86,936

71. REGIS AGENCIES LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936

72. REVIR LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
Elizabeth DaSilva	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936

73. RIVER THAMES INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Alan Turner	10,579,488	66,560	86,936
Max Lewis	10,579,488	66,560	86,936
Gareth Nokes	10,579,438	66,560	86,986
C. Paul Thomas	10,579,438	66,610	86,936
Thomas Nichols	10,579,488	66,560	86,936

74. ROMBALDS LIMITED

Nominees:	For	Against	Abstain

Derek Reid	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

75. ROSEMONT REINSURANCE LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,438	66,610	86,936
Orla Gregory	10,579,488	66,560	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936

76. ROYSTON HOLDINGS LTD.

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,438	66,560	86,986
Richard J. Harris	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
Duncan M. Scott	10,579,438	66,560	86,986

77. ROYSTON RUN-OFF LTD.

Nominees:	For	Against	Abstain

Thomas Nichols	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
Derek Reid	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

78. SGL NO. 1 LTD.

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,548	66,560	86,936
Timothy Hanford	10,579,488	66,560	86,936

79. SHELBOURNE GROUP LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,478	66,560	86,946
John J. Oros	10,579,478	66,560	86,946
Gregory L. Curl	10,579,428	66,560	86,996
George Cochran	10,579,428	66,560	86,996
Timothy Hanford	10,579,428	66,560	86,996
Sean Dalton	10,579,478	66,560	86,946
Philip Martin	10,579,478	66,560	86,946

80. SHELBOURNE SYNDICATE SERVICES LIMITED

Nominees:	For	Against	Abstain

Richard J. Harris	10,579,488	66,560	86,936
Sean Dalton	10,579,488	66,560	86,936
Andrew Elliot	10,579,438	66,560	86,986
George Cochran	10,579,438	66,560	86,986
Timothy Hanford	10,579,488	66,560	86,936
Philip Martin	10,579,488	66,560	86,936
Clifford Murphy	10,579,488	66,560	86,936

81. SHELLY BAY HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,620	86,936
Nicholas A. Packer	10,579,428	66,620	86,936
Steven Given	10,579,478	66,570	86,936
Sandra O’Sullivan	10,579,478	66,570	86,936

82. SIMCOE HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936
Richard J. Harris	10,579,488	66,560	86,936
Elizabeth DaSilva	10,579,488	66,560	86,936

83. SPRE LIMITED

Nominees:	For	Against	Abstain

Gareth Nokes	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

84. SUN GULF HOLDINGS INC.

Nominees:	For	Against	Abstain

John J. Oros	10,579,438	66,560	86,986
Karl J. Wall	10,579,488	66,560	86,936
Cheryl D. Davis	10,579,488	66,560	86,936
Donna L. Stolz	10,579,488	66,560	86,936

85. SUNDOWN HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,478	66,570	86,936
Richard J. Harris	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,428	66,620	86,936

86. TATE & LYLE REINSURANCE LIMITED

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,620	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,478	66,570	86,936

87. TGI AUSTRALIA LIMITED

Nominees:	For	Against	Abstain

Gary Potts	10,579,438	66,560	86,986
Jann Skinner	10,579,438	66,610	86,936
Bruce Bollom	10,579,488	66,560	86,936
Paul J. O’Shea	10,579,438	66,610	86,936
Nicholas A. Packer	10,579,488	66,560	86,936

88. UNIONAMERICA ACQUISITION COMPANY LIMITED

Nominees:	For	Against	Abstain

Thomas Nichols	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

89. UNIONAMERICA HOLDINGS LIMITED

Nominees:	For	Against	Abstain

Thomas Nichols	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
Alan Turner	10,579,488	66,560	86,936

90. UNIONAMERICA INSURANCE COMPANY LIMITED

Nominees:	For	Against	Abstain

Thomas Nichols	10,579,488	66,560	86,936
Gareth Nokes	10,579,478	66,570	86,936
C. Paul Thomas	10,579,428	66,570	86,986
Alan Turner	10,579,478	66,570	86,936

91. UNIONE ITALIANA (UK) REINSURANCE COMPANY

Nominees:	For	Against	Abstain

Alan Turner	10,579,478	66,570	86,936
Derek Reid	10,579,488	66,560	86,936
Gareth Nokes	10,579,488	66,560	86,936
C. Paul Thomas	10,579,488	66,560	86,936
Thomas Nichols	10,579,488	66,560	86,936

92. VIRGINIA HOLDINGS LTD.

Nominees:	For	Against	Abstain

Paul J. O’Shea	10,579,428	66,620	86,936
Richard J. Harris	10,579,488	66,560	86,936
Adrian C. Kimberley	10,579,488	66,560	86,936
David Rocke	10,579,488	66,560	86,936

Item 6.	EXHIBITS

Exhibit
No.		Description

15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2009.

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