Form 10-Q
period 2009-09-30
Enstar Group LTD
filed 2009-11-06
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 5, 2009, the registrant had outstanding 13,566,175 ordinary shares, par value $1.00 per share.

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2009 — $196,013; 2008 — $406,712)	$196,424	$406,712
Short-term investments, held to maturity, at amortized cost (fair value: 2009 — $202,047; 2008 — $0)	202,115	—
Fixed maturities, available for sale, at fair value (amortized cost: 2009 — $78,601; 2008 — $103,452)	78,326	104,797
Fixed maturities, held to maturity, at amortized cost (fair value: 2009 — $1,083,552; 2008 — $598,686)	1,062,057	586,716
Fixed maturities, trading, at fair value (amortized cost: 2009 — $93,273; 2008 — $110,453)	97,199	115,846
Equities, trading, at fair value (cost: 2009 — $16,413; 2008 — $5,087)	18,689	3,747
Other investments, at fair value (cost: 2009 — $162,977; 2008 — $147,652)	76,363	60,237

Total investments	1,731,173	1,278,055
Cash and cash equivalents	1,300,085	1,866,546
Restricted cash and cash equivalents	452,928	343,327
Accrued interest receivable	20,884	21,277
Accounts receivable, net	18,116	15,992
Income taxes recoverable	1,332	—
Reinsurance balances receivable	660,189	672,696
Investment in partly owned company	21,314	20,850
Goodwill	21,222	21,222
Other assets	113,318	118,186

TOTAL ASSETS	$4,340,561	$4,358,151

LIABILITIES
Losses and loss adjustment expenses	$2,685,952	$2,798,287
Reinsurance balances payable	183,638	179,917
Accounts payable and accrued liabilities	86,160	39,340
Income taxes payable	27,226	19,034
Loans payable	319,162	391,534
Other liabilities	80,080	58,808

TOTAL LIABILITIES	3,382,218	3,486,920

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2009: 156,000,000; 2008: 156,000,000)
Ordinary shares (issued and outstanding 2009: 13,579,483; 2008: 13,334,353)	13,579	13,334
Non-voting convertible ordinary shares (issued 2009: 2,972,892; 2008: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2009: 2,972,892; 2008: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	718,315	709,485
Accumulated other comprehensive income	(9,667)	(30,871)
Retained earnings	397,116	341,847

Total Enstar Group Limited Shareholders’ Equity	700,757	615,209
Noncontrolling interest	257,586	256,022

TOTAL SHAREHOLDERS’ EQUITY	958,343	871,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,340,561	$4,358,151

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine-Month Periods Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$4,112	$7,410	$11,627	$17,046
Net investment income	24,640	6,849	60,442	28,658
Net realized gains (losses)(1)	2,912	(192)	1,982	(262)

	31,664	14,067	74,051	45,442

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(42,558)	(3,469)	(86,630)	(28,267)
Salaries and benefits	16,997	6,013	41,328	31,317
General and administrative expenses	12,195	10,121	35,487	36,004
Interest expense	4,262	7,919	13,902	18,878
Net foreign exchange (gain) loss	(7,164)	25,056	(7,177)	18,787

	(16,268)	45,640	(3,090)	76,719

EARNINGS (LOSS) BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	47,932	(31,573)	77,141	(31,277)
INCOME TAXES	(2,660)	(10,434)	(2,019)	(13,389)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	196	—	465	—

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	45,468	(42,007)	75,587	(44,666)
Extraordinary gain — Negative goodwill	—	—	—	50,280

NET EARNINGS (LOSS)	45,468	(42,007)	75,587	5,614
Less: Net (earnings) loss attributable to noncontrolling interests (including share of extraordinary gain of $nil, $nil, $nil and $15,084, respectively)	(10,481)	5,572	(20,318)	(19,189)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,987	$(36,435)	$55,269	$(13,575)

EARNINGS PER SHARE — BASIC:
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$2.58	$(2.74)	$4.10	$(3.93)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.84

Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$2.58	$(2.74)	$4.10	$(1.09)

EARNINGS PER SHARE — DILUTED:
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$2.53	$(2.74)	$4.03	$(3.93)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.84

Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$2.53	$(2.74)	$4.03	$(1.09)

Weighted average ordinary shares outstanding — basic	13,578,555	13,317,919	13,492,044	12,404,871
Weighted average ordinary shares outstanding — diluted	13,814,651	13,317,919	13,729,387	12,404,871
AMOUNTS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS:
Earnings (loss) before extraordinary gain	$34,987	$(36,435)	$55,269	$(48,771)
Extraordinary gain	—	—	—	35,196

Net earnings (loss)	$34,987	$(36,435)	$55,269	$(13,575)

(1)	There were no other-than-temporary impairment losses recognized in accumulated other comprehensive income in the periods presented.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine-Month Periods Ended September 30, 2009 and 2008

	Three Months		Nine Months
	Ended		Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(expressed in thousands of U.S. dollars)

NET EARNINGS (LOSS)	$45,468	$(42,007)	$75,587	$5,614
Other comprehensive income:
Unrealized holding (losses) gains on investments arising during the period	(13,028)	3,608	(27,901)	(4,115)
Reclassification adjustment for net realized (gains) losses included in net earnings	(2,912)	192	(1,982)	262
Currency translation adjustment	28,286	(21,038)	65,511	(13,303)

Total other comprehensive income (loss):	12,346	(17,238)	35,628	(17,156)

Comprehensive income (loss)	57,814	(59,245)	111,215	(11,542)
Less comprehensive (income) loss attributable to noncontrolling interests	(14,073)	9,261	(34,741)	(15,500)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$43,741	$(49,984)	$76,474	$(27,042)

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Nine-Month Periods Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,334	$11,920
Shares issued	168	1,374
Share awards granted/vested	77	39

Balance, end of period	$13,579	$13,333

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$709,485	$590,934
Share awards granted/vested	3,567	2,855
Shares issued	5,263	115,165
Amortization of share awards	—	390

Balance, end of period	$718,315	$709,344

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of period	$(30,871)	$6,035
Other comprehensive income (loss)	21,204	(13,467)

Balance, end of period	$(9,667)	$(7,432)

Retained Earnings
Balance, beginning of period	$341,847	$260,296
Net earnings (loss)	55,269	(13,575)

Balance, end of period	$397,116	$246,721

Noncontrolling Interest
Balance, beginning of period	$256,022	$63,437
(Return) contribution of capital	(32,198)	119,849
Dividends paid	(980)	—
Net earnings	20,318	19,189
Other comprehensive income (loss)	14,424	(3,689)

Balance, end of period	$257,586	$198,786

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine-Month Periods Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$75,587	$5,614
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Negative goodwill	—	(50,280)
Share of undistributed net (earnings) of partly owned company	(465)	—
Share-based compensation expense	—	390
Net realized and unrealized investment (gain) loss	(1,982)	262
Share of net (gain) loss from other investments	(2,334)	48,399
Other items	4,563	7,747
Depreciation and amortization	763	637
Amortization of bond premiums and discounts	5,660	(343)
Net movement of trading securities	18,878	214,324
Changes in assets and liabilities:
Reinsurance balances receivable	23,508	(28,158)
Other assets	6,885	63,729
Losses and loss adjustment expenses	(183,180)	81,410
Reinsurance balances payable	964	(68,874)
Accounts payable and accrued liabilities	52,498	(20,134)
Other liabilities	22,915	21,708

Net cash flows provided by operating activities	24,260	276,431

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	8,504	220,087
Purchase of available-for-sale securities	(244,310)	(184,571)
Sales and maturities of available-for-sale securities	489,778	237,705
Purchase of held-to-maturity securities	(697,146)	—
Maturity of held-to-maturity securities	56,622	129,738
Movement in restricted cash and cash equivalents	(109,601)	(218,998)
Funding of other investments	(24,255)	(29,179)
Purchase of investment in partly-owned company	—	(21,387)
Other investing activities	(2,060)	(350)

Net cash flows (used in) provided by investing activities	(522,468)	133,045

FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	—	116,538
Contribution to surplus of subsidiary by noncontrolling interest	—	110,567
Receipt of loans	—	352,032
Repayment of loans	(97,845)	(106,942)
Distribution of capital to noncontrolling interest	(33,178)	—
Proceeds from exercise of stock options	2,796	—

Net cash flows (used in) provided by financing activities	(128,227)	472,195

TRANSLATION ADJUSTMENT	59,974	(70,930)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(566,461)	810,741
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,866,546	995,237

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,300,085	$1,805,978

Supplemental Cash Flow Information
Income taxes paid	$12,867	$6,188
Interest paid	$10,697	$10,580

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and December 31, 2008
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

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“the Codification”) as the source of authoritative U.S. GAAP for non-governmental entities, in addition to guidance issued by the Securities and Exchange Commission (“SEC”). The Codification supersedes all then-existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. The Company adopted the Codification as of September 30, 2009, and it impacted the Company’s disclosures by eliminating all references to pre-Codification standards.

The Company adopted the revised guidance, issued by FASB on the accounting for business combinations, effective January 1, 2009. The revised guidance retains the fundamental requirements from previous guidance that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The revised guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The revised guidance also requires the Company to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

The Company adopted the new guidance issued by FASB on the accounting for noncontrolling interests, effective January 1, 2009. The new guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The new guidance requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that results in deconsolidation. The presentation and disclosure of the new guidance have been applied retrospectively for all periods presented. The adoption of the new guidance resulted in reclassification of noncontrolling interest in the amounts of $257.6 million and $256.0 million to shareholders’ equity as at September 30, 2009 and December 31, 2008, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

The Company adopted new guidance issued by FASB on the disclosures about derivative instruments and hedging activities, effective January 1, 2009. The new guidance expands the disclosure requirements and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

The Company adopted the new guidance issued by FASB on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly, effective April 1, 2009. The new guidance provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. The new guidance has been applied prospectively; retrospective application was not permitted. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

The Company adopted the new guidance issued by FASB for the accounting for other-than-temporary impairments (“OTTI”), effective April 1, 2009. The new guidance provides new guidance on the recognition and presentation of OTTI for available-for-sale and held-to-maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the new guidance requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s earnings. The new guidance also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information, as well as information about how the credit loss component of the OTTI charge was determined, and requires a roll forward of such amount for each reporting period. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

The Company adopted the new guidance issued by FASB for the interim disclosures about fair value of financial instruments, effective April 1, 2009. The new guidance extends the disclosure requirements about fair value of financial instruments to interim financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the new guidance did not have a material impact on the consolidated financial statements. To facilitate period-to-period comparisons, certain amounts in the 2008 consolidation financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

The Company adopted the revised guidance issued by FASB for recognizing and measuring pre-acquisition contingencies in a business combination, effective April 1, 2009. The revised guidance amends the prior guidance by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized at reasonable estimate of the amount of loss. The revised guidance removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

The Company adopted the new guidance issued by FASB for the accounting for subsequent events, effective June 30, 2009. The new guidance, establishes general standards of accounting for and disclosure of events that

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new guidance did not have a material impact on the consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was November 6, 2009.

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued the revised guidance for the consolidation of variable interest entities. The revised guidance requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The revised guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of adopting this revised guidance on the consolidated financial statements.

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

The purchase price and fair value of the assets acquired in the Constellation acquisition were as follows:

Purchase price	$2,500
Direct costs of acquisition	—

Total purchase price	$2,500

Net assets acquired at fair value	$2,500

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash, restricted cash and investments	$11,254
Reinsurance balances receivable	3,374
Losses and loss adjustment expenses	(12,128)

Net assets acquired at fair value	$2,500

From January 31, 2009, the date of acquisition, to September 30, 2009, the Company has recorded in its condensed consolidated statement of earnings revenues and net (losses) related to Constellation of $0.1 million and $(0.3) million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following pro forma condensed combined income statement for the three and nine-months ended September 30, 2008 combines the historical consolidated statements of earnings of the Company with those of AMP Limited’s Australian-based closed reinsurance and insurance operations (“Gordian”) and Unionamerica Holdings Limited (“UAH”), which were acquired in the first and fourth quarters of 2008, respectively, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2008.

Pro Formas, for the Three Months Ended September 30, 2008

						Enstar
	Enstar					Group
	Group			Pro forma		Limited
Three Months Ended September 30, 2008	Limited	Gordian	UAH	Adjustments		Pro forma

Total income	$(1,825)	$15,893	$637	$—		$14,705
Total expenses	(33,742)	(22,332)	(14,802)	(8,417	)(a)	(79,293)

Loss attributable to Enstar Group Limited	(35,567)	(6,439)	(14,165)	(8,417)		(64,588)
Less: Noncontrolling interest	3,641	1,932	4,249	2,526	(b)	12,348

Net loss attributable to Enstar Group Limited	$(31,926)	$(4,507)	$(9,916)	$(5,891)		$(52,240)

Net loss per ordinary share attributable to Enstar Group Limited — basic and diluted						$(3.92)

Notes to the Pro Forma Condensed Combined Income Statements for the Three Months Ended September 30, 2008:

Expenses:
(a)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	$(2,929)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(6,299)
(iii) Adjustment to income taxes for pro forma adjustments	811

(8,417)
(b) Reflects noncontrolling interest’s share of net pro forma income statement adjustments	2,526

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Pro Formas, for the Nine Months Ended September 30, 2008

						Enstar
	Enstar					Group
	Group			Pro forma		Limited
Nine Months Ended September 30, 2008	Limited	Gordian	UAH	Adjustments		Pro forma

Total income	$17,787	$34,425	$13,573	$(5,194	)(a)	$60,591
Total expenses	(82,624)	11,186	(52,081)	(34,143	)(b)	(157,662)

(Loss) earnings before extraordinary gain	(64,837)	45,611	(38,508)	(39,337)		(97,071)
Extraordinary gain	50,280	—	—	—		50,280

(Loss) earnings before extraordinary gain	(14,557)	45,611	(38,508)	(39,337)		(46,791)
Noncontrolling interest (including share of extraordinary gain of $15,084)	(13,137)	(13,683)	11,552	11,801	(c)	(3,467)

Net (loss) earnings attributable to Enstar Group Limited	$(27,694)	$31,928	$(26,956)	$(27,536)		$(50,258)

Loss per ordinary share attributable to Enstar Group Limited before extraordinary gain — basic and diluted						$(6.89)
Extraordinary gain attributable to Enstar Group Limited — basic and diluted						2.84

Net loss per ordinary share attributable to Enstar Group Limited — basic and diluted						$(4.05)

Notes to the Pro Forma Condensed Combined Income Statements for the Nine Months Ended September 30, 2008:

Income:
(a) Adjustment to conform the accounting policy for investments to that of the Company	$(5,194)
Expenses:
(b)(i) Adjustment to interest expense to reflect the financing costs of the acquisitions for the period	(13,645)
(ii) Adjustment to recognize amortization of fair value adjustments recorded at dates of acquisition	(24,833)
(iii) Adjustment to income taxes for pro forma adjustments	4,335

(34,143)
(c) Reflects noncontrolling interest’s share of net pro forma income statement adjustments	11,801

British Engine

On September 30, 2009, the Company, through its indirect subsidiary, Knapton Holdings Limited, entered into a definitive agreement for the purchase of British Engine Insurance Limited (“British Engine”) from RSA Insurance Group plc for a total purchase price of GBP 28.0 million (approximately $45.5 million). British Engine is a U.K. domiciled reinsurer that is in run-off. The purchase price of approximately $45.5 million is expected to be financed in part by a bank loan facility to be finalized before closing and from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2009.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Copenhagen Re

On October 15, 2009, the Company, through its wholly-owned subsidiary, Marlon Insurance Company Limited, completed the previously announced acquisition of Copenhagen Reinsurance Company Ltd. (“Copenhagen Re”) from Alm. Brand Forsikring A/S for a purchase price of DKK149.2 million (approximately $30.0 million). Copenhagen Re is a Norwegian domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand. As the initial accounting for the business combination has not been completed at the time of issuance of these financial statements, the disclosure required for business combinations will be made in a subsequent filing.

Assuransinvest

On November 2, 2009, the Company, through its wholly-owned subsidiary, Nordic Run-Off Limited, entered into a definitive agreement for the purchase of Forsakringsaktiebolaget Assuransinvest MF (“Assuransinvest”) for a purchase price of SEK 78.8 million (approximately $11.1 million). Assuransinvest is a Swedish domiciled reinsurer that is in run-off. The purchase price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2010.

3.	SIGNIFICANT NEW BUSINESS

The Company owns 50.1% of Shelbourne Group Limited (“Shelbourne”), which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake Reinsurance to Close (“RITC”) transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s syndicates in run-off. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million.

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

Restricted cash and cash equivalents were $452.9 million and $343.3 million as of September 30, 2009 and December 31, 2008, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	RESTRICTED CASH AND CASH EQUIVALENTS — (cont’d)

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of investments in fixed maturity securities classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non-OTTI	Value

As at September 30, 2009
U.S. government and agency	$51,224	$1,081	$(2)	$52,303
Non-U.S. government	10,776	30	(13)	10,793
Corporate	210,902	1,092	(1,838)	210,156
Residential mortgage-backed	1,169	17	—	1,186
CMO	543	—	(231)	312

	$274,614	$2,220	$(2,084)	$274,750

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non-OTTI	Value

As at December 31, 2008
U.S. government and agency	$239,856	$2,197	$—	$242,053
Non-U.S. government	25,447	32	—	25,479
Corporate	229,135	737	(1,217)	228,655
Residential mortgage-backed	1,634	—	—	1,634
Asset backed	13,509	218	(255)	13,472
CMO	583	—	(367)	216

	$510,164	$3,184	$(1,839)	$511,509

The following tables summarize fixed maturity securities classified as available-for-sale in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at September 30, 2009
U.S. government and agency	$—	$—	$2,535	$(2)	$2,535	$(2)
Non-U.S. government	—	—	6,441	(13)	6,441	(13)
Corporate	15,327	(1,093)	8,198	(745)	23,525	(1,838)
CMO	312	(231)	—	—	312	(231)

	$15,639	$(1,324)	$17,174	$(760)	$32,813	$(2,084)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2008
Corporate	$—	$—	$18,130	$(1,217)	$18,130	$(1,217)
Asset backed	—	—	3,313	(255)	3,313	(255)
CMO	216	(367)	—	—	216	(367)

	$216	$(367)	$21,443	$(1,472)	$21,659	$(1,839)

As at September 30, 2009 and December 31, 2008, the number of securities classified as available-for-sale in an unrealized loss position was 29 and 30, respectively, with a fair value of $32.8 million and $21.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was nineteen and one, respectively. As of September 30, 2009, one of these securities was considered to be other-than-temporarily impaired.

The contractual maturities of our fixed maturities, classified as available-for-sale, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at September 30, 2009
Due in one year or less	$206,956	$207,445	75.5%
Due after one year through five years	30,824	31,281	11.4%
Due after five years through ten years	15,342	14,771	5.4%
Due after 10 years	19,780	19,755	7.2%

	272,902	273,252	99.5%
Residential mortgage-backed	1,169	1,186	0.4%
CMO	543	312	0.1%

	$274,614	$274,750	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2008
Due in one year or less	$393,357	$393,673	77.1%
Due after one year through five years	74,547	73,556	14.4%
Due after five years through ten years	11,117	12,016	2.3%
Due after 10 years	15,417	16,942	3.3%

	494,438	496,187	97.1%
Residential mortgage-backed	1,634	1,634	0.3%
Asset backed	13,509	13,472	2.6%
CMO	583	216	0.0%

	$510,164	$511,509	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Held-to-maturity

The amortized cost and estimated fair value of investments in fixed maturity securities classified as held-to-maturity were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non - OTTI	Value

As at September 30, 2009
U.S. government and agency	$167,066	$2,279	$(34)	$169,311
Non-U.S. government	239,606	3,626	(131)	243,101
Corporate	775,927	16,904	(1,379)	791,452
Municipal	9,692	12	—	9,704
Residential mortgage-backed	8,244	161	(2)	8,403
Commercial mortgage-backed	5,168	1,132	—	6,300
Asset backed	23,678	1,326	(243)	24,761
CMO	34,791	49	(2,273)	32,567

	$1,264,172	$25,489	$(4,062)	$1,285,599

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non - OTTI	Value

As at December 31, 2008
U.S. government and agency	$95,583	$2,155	$—	$97,738
Non-U.S. government	156,620	9,466	—	166,086
Corporate	277,073	2,452	(2,107)	277,418
Residential mortgage-backed	9,819	—	(193)	9,626
Commercial mortgage-backed	17,074	1,045	(117)	18,002
Asset backed	29,057	297	(602)	28,752
CMO	1,490	—	(426)	1,064

	$586,716	$15,415	$(3,445)	$598,686

During the nine months ended September 30, 2009, the Company’s investments classified as held-to-maturity increased from $586.7 million as at December 31, 2008 to $1,264.2 million as at September 30, 2009. The increase of $677.5 million was due to a combination of: (1) the Company reducing its cash position through the purchase of short-term investments and fixed maturity investments classified as held-to-maturity; and (2) fixed maturity investments that were classified on acquisition as available-for-sale maturing or being sold and replaced by fixed maturity investments and short term investments classified as held-to-maturity. On acquisition, fixed maturity investments are generally classified as available-for-sale if they do not meet our investment parameters in regards to either duration or ratings.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables summarize fixed maturity securities classified as held-to-maturity in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at September 30, 2009
U.S. government and agency	$—	$—	$32,448	$(34)	$32,448	$(34)
Non-U.S. government	—	—	22,466	(131)	22,466	(131)
Corporate	3,877	(533)	117,875	(846)	121,752	(1,379)
Residential mortgage-backed	301	—	66	(2)	367	(2)
Asset backed	873	(119)	9,042	(124)	9,915	(243)
CMO	1,030	(179)	25,099	(2,094)	26,129	(2,273)

	$6,081	$(831)	$206,996	$(3,231)	$213,077	$(4,062)

	12 months or greater		Less than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2008
Corporate	$2,014	$(46)	$21,391	$(2,061)	$23,405	$(2,107)
Residential mortgage-backed	2,699	(193)	—	—	2,699	(193)
Commercial mortgage-backed	58	(117)	—	—	58	(117)
Asset backed	26,642	(602)	—	—	26,642	(602)
CMO	1,011	(426)	—	—	1,011	(426)

	$32,424	$(1,384)	$21,391	$(2,061)	$53,815	$(3,445)

As at September 30, 2009 and December 31, 2008, the number of fixed maturity securities classified as held-to-maturity in an unrealized loss position was 64 and 38, respectively, with a fair value of $213.1 million and $53.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 11 and 24, respectively. As of September 30, 2009, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The contractual maturities of our fixed maturities, classified as held-to-maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at September 30, 2009
Due in one year or less	$491,374	$494,185	38.4%
Due after one year through five years	625,871	642,564	50.0%
Due after five years through ten years	59,452	61,697	4.8%
Due after 10 years	15,594	15,122	1.2%

	1,192,291	1,213,568	94.4%
Residential mortgage-backed	8,244	8,403	0.7%
Commercial mortgage-backed	5,168	6,300	0.5%
Asset backed	23,678	24,761	1.9%
CMO	34,791	32,567	2.5%

	$1,264,172	$1,285,599	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2008
Due in one year or less	$80,002	$80,492	13.4%
Due after one year through five years	387,550	395,224	66.1%
Due after five years through ten years	61,724	65,526	10.9%
Due after 10 years	—	—	—

	529,276	541,242	90.4%
Residential mortgage-backed	9,819	9,626	1.6%
Commercial mortgage-backed	17,074	18,002	3.0%
Asset backed	29,057	28,752	4.8%
CMO	1,490	1,064	0.2%

	$586,716	$598,686	100.0%

Trading

The estimated fair values of investments in fixed maturity securities and short-term investments classified as trading securities were as follows:

	September 30,	December 31,
	2009	2008

U.S. government and agency	$70,872	$84,351
Corporate	25,276	30,644
Asset backed	615	399
CMO	436	452
Equities	18,689	3,747

	$115,888	$119,593

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Other Investments

At September 30, 2009 and December 31, 2008, the Company had $76.4 million and $60.2 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 2.2% and 1.7% of total investments and cash and cash equivalents at September 30, 2009 and December 31, 2008, respectively. All of the Company’s investments in limited partnerships and limited liability companies that are categorized as other investments are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for under the equity method. As at September 30, 2009 and December 31, 2008, the Company had unfunded capital commitments relating to its other investments of $101.2 million and $108.0 million, respectively. As at September 30, 2009 and December 31, 2008, the Company had 93.2% and 90.6%, respectively, of other investments with a related party.

Other-Than-Temporary Impairment Process

Upon the adoption of the new guidance on investments in debt and equity securities, effective April 1, 2009, the Company changed its quarterly process for assessing whether declines in the fair value of its fixed maturity investments, both available-for-sale and held-to-maturity, represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and determining: (1) if the Company has the intent to sell the fixed maturity investment or (2) if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale or held-to-maturity as at September 30, 2009. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended September 30, 2009, the Company did not recognize any other-than-temporary impairments due to required sales.

In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments.

Based on the factors described above, the Company determined that, as at September 30, 2009, a credit loss existed for one fixed maturity investment. The Company did not consider an evaluation of future cash-flows necessary for this fixed maturity investment. The impairment of $0.6 million was recognized in earnings.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Fair Value of Financial Instruments

In accordance with the guidance on fair value measurements and disclosures, the Company has categorized its investments among levels as follows:

	September 30, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$123,175	$—	$123,175
Non-U.S. government	—	10,793	—	10,793
Corporate	—	235,432	—	235,432
Residential mortgage-backed	—	1,186	—	1,186
Asset backed	—	37	578	615
CMO	—	748	—	748
Equities	15,339	—	3,350	18,689
Other investments	—	—	76,363	76,363

Total investments	$15,339	$371,371	$80,291	$467,001

	December 31, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$326,404	$—	$326,404
Non-U.S. government	—	25,479	—	25,479
Corporate	—	259,299	—	259,299
Residential mortgage-backed		1,634	—	1,634
Asset backed	—	13,519	352	13,871
CMO	—	668	—	668
Equities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total investments	$3,747	$627,003	$60,589	$691,339

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2009.

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of July 1, 2009	$263	$71,039	$3,200	$74,502
Net purchases (sales and distributions)	—	517	—	517
Total realized and unrealized gains	315	4,807	150	5,272
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2009	$578	$76,363	$3,350	$80,291

The amount of net gains for the period included in earnings attributable to the fair value of changes in assets still held at September 30, 2009 was $4.3 million. Of this amount, $0.5 million was included in net realized gains/(losses) and $3.8 million in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine month period ended September 30, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2009	$352	$60,237	$—	$60,589
Net purchases (sales and distributions)	—	12,932	2,006	14,938
Total realized and unrealized gains	226	3,194	1,344	4,764
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2009	$578	$76,363	$3,350	$80,291

The amount of net gains for the period included in earnings attributable to the fair value of changes in assets still held at September 30, 2009 was $3.7 million. Of this amount, $1.6 million was included in net realized gains/(losses) and $2.1 million was included in net investment income.

During the nine months ended September 30, 2009 and 2008, proceeds from the sale and maturities of available-for-sale securities were $489.8 million and $237.7 million, respectively. Gross realized gains on sale of available-for sale securities were $0.1 million and $0.3 million, respectively, and gross unrealized losses on sale of available-for-sale securities, were $0.6 million and $nil, respectively.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

trust as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted investments was as follows:

	September 30,	December 31,
	2009	2008

Assets used for collateral in trust for third-party agreements	$216,280	$297,491
Deposits with U.S. regulatory authorities	6,340	11,751

	$222,620	$309,242

6.	LOANS PAYABLE

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

On August 4, 2009, Royston entered into an amendment and restatement of the Unionamerica Facilities Agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by the Company of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

On August 25, 2009, the Company’s wholly-owned subsidiary, Cumberland Holdings Limited (“Cumberland”), distributed AU$106.8 million (approximately $89.4 million) of which AU$53.4 million (approximately $44.7 million) went towards repayment of the outstanding principal of the term facility agreement of Cumberland, which partially funded the Gordian acquisition (the “Cumberland Loan Facility”), with the remaining AU$53.4 million (approximately $44.7 million) being distributed to Cumberland’s voting and non-voting equity participants. As at September 30, 2009, the outstanding loan balance related to the Cumberland Loan Facility was AU$95.2 million (approximately $84.1 million).

Subsequent to September 30, 2009, on October 10, 2009, Cumberland distributed an additional AU$43.0 million (approximately $39.0 million) of which AU$21.5 million (approximately $19.5 million) went towards repayment of the outstanding principal of the Cumberland Loan Facility with the remaining AU$21.5 million (approximately $19.5 million) being distributed to Cumberland’s voting and non-voting equity participants.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFITS — (cont’d)

(a)	Employee share plans

Employee stock awards for the nine months ended September 30, 2009 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2009	13,749	$813
Granted	68,653	3,517
Vested	(80,766)	(4,251)

Nonvested — September 30, 2009	1,636	$102

i)	2004-2005 Employee Share Plan

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

Compensation costs of $0.1 million and $0.4 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2008, respectively, as compared to $Nil for both the three and nine month periods ended September 30, 2009.

ii)	2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the nine months ended September 30, 2009 and 2008, 64,378 and 27,140 shares were awarded to officers and employees under the 2006 Equity Incentive Plan, respectively. The total value of the awards for the nine months ended September 30, 2009 and 2008 was $3.3 million and $2.6 million, respectively, and was charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2008 and 2007, respectively.

The accrued expense/(recovery) relating to the 2006-2010 Annual Incentive Plan for the three and nine months ended September 30, 2009, was $6.2 million and $9.8 million, respectively, as compared to $(3.5) million and $0.5 million for the three and nine-month periods ended September 30, 2008, respectively.

iii) Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million relating to the shares issued under the Employee Share Purchase Plan (the “Plan”) have been recognized in the Company’s statement of earnings for the three and nine-month periods ended September 30, 2009, respectively, as compared to less than $0.1 million and $0.1 million for the three and nine-month periods ended September 30, 2008, respectively. As at September 30, 2009, 6,970 shares have been issued to employees under the Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFITS — (cont’d)

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2009	490,371	$25.40	$16,545
Granted	—	—	—
Exercised	(162,785)	17.18	(2,796)
Forfeited	—	—	—

Outstanding — September 30, 2009	327,586	$29.49	$10,693

Stock options outstanding and exercisable as of September 30, 2009 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 - $20	160,860	$17.23	1.4 years
$40 - $60	166,726	41.32	3.9 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the nine months ended September 30, 2009 and 2008, 5,292 and 3,331 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

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

The following table sets forth the comparison of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share
Net earnings (loss) attributable to Enstar Group Limited before extraordinary gain	$34,987	$(36,435)	$55,269	$(48,771)
Weighted average shares outstanding — basic	13,578,555	13,317,919	13,492,044	12,404,871

Earnings (loss) per share attributable to Enstar Group Limited before extraordinary gain — basic	$2.58	$(2.74)	$4.10	$(3.93)

Diluted earnings (loss) per share
Net earnings (loss) attributable to Enstar Group Limited before extraordinary gain	$34,987	$(36,435)	$55,269	$(48,771)
Weighted average shares outstanding — basic	13,578,555	13,317,919	13,492,044	12,404,871
Share equivalents:
Unvested Shares	1,636	—	5,896	—
Options	223,390	—	223,254	—
Restricted share units	11,070	—	8,193	—

Weighted average shares outstanding — diluted	13,814,651	13,317,919	13,729,387	12,404,871

Earnings (loss) per share attributable to Enstar Group Limited before extraordinary gain — diluted	$2.53	$(2.74)	$4.03	$(3.93)

The following securities have not been included in the computation of diluted earnings per share for the three and nine-month periods ended September 30, 2008 because to do so would have been anti-dilutive for the periods presented.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Unvested shares	25,862	18,037
Options	261,207	258,324
Restricted share units	4,478	3,255

Total	291,547	279,616

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER SHARE — (cont’d)

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Mr. Flowers is a member of the Company’s board of directors and is one of the Company’s largest shareholders. Mr. Oros is the Company’s Executive Chairman and a member of the board of directors.

•	During the nine months ended September 30, 2009 the Company funded an additional $6.1 million of its outstanding capital commitment to entities affiliated with Messrs. Flowers and Oros. The Company had, as of September 30, 2009 and December 31, 2008, investments in entities affiliated with Messrs. Flowers and Oros with a total value of $71.2 million and $54.5 million, respectively, and outstanding commitments to entities managed by Messrs. Flowers and Oros, for the same periods, of $97.9 million and $104.0 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years.

•	On January 16, 2009, the Company committed to invest approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with Messrs. Flowers and Oros, in connection with its investment in certain of the operations, assets and liabilities of IndyMac Bank, F.S.B.

As at September 30, 2009, the related party investments associated with Messrs. Flowers and Oros accounted for 96.7% of the total unfunded capital commitments of the Company and 93.2% of the total amount of investments classified as Other Investments by the Company.

10.	SEGMENT INFORMATION

The determination of reportable segments is based on how senior management monitors the Company’s operations. The Company measures the results of its operations under two major business categories: consulting and reinsurance.

The Company’s consulting segment comprises the operations and financial results of those subsidiaries that provide management and consulting services, forensic claims inspections services and reinsurance collection services to third-party clients, as well as to the Company’s reinsurance segment, in return for management fees. The Company provides consulting and management services through its subsidiaries located in the United States, Bermuda and Europe to large multinational company clients with insurance and reinsurance companies and portfolios in run-off relating to risks spanning the globe. As a result, extracting and quantifying revenues attributable to certain geographic locations would be impracticable given the global nature of the business.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

All of the consulting fees for the reinsurance segment relate to intercompany fees paid to the consulting segment.

	Three Months Ended September 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(8,099)	$12,211	$4,112
Net investment income	22,927	1,713	24,640
Net realized gain	2,912	—	2,912

	17,740	13,924	31,664

Net reduction in loss and loss adjustment expense liabilities	(42,558)	—	(42,558)
Salaries and benefits	7,577	9,420	16,997
General and administrative expenses	7,795	4,400	12,195
Interest expense	4,262	—	4,262
Net foreign exchange (gain) loss	(7,253)	89	(7,164)

	(30,177)	13,909	(16,268)

Earnings before income taxes and share of net earnings of partly owned company	47,917	15	47,932
Income taxes	(1,449)	(1,211)	(2,660)
Share of net earnings of partly owned company	196	—	196

Net earnings (loss)	46,664	(1,196)	45,468
Less: Net earnings attributable to noncontrolling interest	(10,481)	—	(10,481)

Net earnings (loss) attributable to Enstar Group Limited	$36,183	$(1,196)	$34,987

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended September 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(7,922)	$15,332	$7,410
Net investment income	14,116	(7,267)	6,849
Net realized loss	(192)	—	(192)

	6,002	8,065	14,067

Net reduction in loss and loss adjustment expense liabilities	(3,469)	—	(3,469)
Salaries and benefits	(1,746)	7,759	6,013
General and administrative expenses	6,746	3,375	10,121
Interest expense	7,919	—	7,919
Net foreign exchange loss	24,144	912	25,056

	33,594	12,046	45,640

Loss before income taxes and minority interest	(27,592)	(3,981)	(31,573)
Income taxes	(11,827)	1,393	(10,434)

Net loss	(39,419)	(2,588)	(42,007)
Less: Net loss attributable to noncontrolling interest	5,572	—	5,572

Net loss attributable to Enstar Group Limited	$(33,847)	$(2,588)	$(36,435)

	Nine Months Ended September 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(24,343)	$35,970	$11,627
Net investment income	57,617	2,825	60,442
Net realized gain	1,982	—	1,982

	35,256	38,795	74,051

Net reduction in loss and loss adjustment expense liabilities	(86,630)	—	(86,630)
Salaries and benefits	14,004	27,324	41,328
General and administrative expenses	22,578	12,909	35,487
Interest expense	13,902	—	13,902
Net foreign exchange gain	(6,892)	(285)	(7,177)

	(43,038)	39,948	(3,090)

Earnings (loss) before income taxes and share of net earnings of partly owned company	78,294	(1,153)	77,141
Income taxes	399	(2,418)	(2,019)
Share of net earnings of partly owned company	465	—	465

Net earnings (loss)	79,158	(3,571)	75,587
Less: Net earnings attributable to noncontrolling interest	(20,318)	—	(20,318)

Net earnings (loss) attributable to Enstar Group Limited	$58,840	$(3,571)	$55,269

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	SEGMENT INFORMATION — (cont’d)

	Nine Months Ended September 30, 2008
	Reinsurance	Consulting	Total

Consulting fees	$(24,206)	$41,252	$17,046
Net investment income (loss)	39,127	(10,469)	28,658
Net realized loss	(262)	—	(262)

	14,659	30,783	45,442

Net reduction in loss and loss adjustment expense liabilities	(28,267)	—	(28,267)
Salaries and benefits	5,487	25,830	31,317
General and administrative expenses	24,004	12,000	36,004
Interest expense	18,878	—	18,878
Net foreign exchange loss	18,249	538	18,787

	38,351	38,368	76,719

Loss before income taxes and share of net earnings of partly owned company	(23,692)	(7,585)	(31,277)
Income taxes	(16,575)	3,186	(13,389)

Loss before extraordinary gain	(40,267)	(4,399)	(44,666)
Extraordinary gain — Negative goodwill	50,280	—	50,280

Net earnings (loss)	10,013	(4,399)	5,614
Less: Net earnings attributable to noncontrolling interest	(19,189)	—	(19,189)

Net loss attributable to Enstar Group Limited	$(9,176)	$(4,399)	$(13,575)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008, and changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2008 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended prior to the retrospective adjustment to give effect to revised presentation and disclosure requirements related to noncontrolling interests in consolidated subsidiaries (not presented herein); and in our report dated March 4, 2009, we expressed an unqualified opinion on those consolidated financial statements. We have also audited the adjustments that were applied to retrospectively adjust the December 31, 2008 consolidated financial statements of Enstar Group Limited and subsidiaries (not presented herein). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche

Hamilton, Bermuda
November 6, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Recent Transactions

On November 2, 2009, we, through our wholly-owned subsidiary, Nordic Run-Off Limited, entered into a definitive agreement for the purchase of Forsakringsaktiebolaget Assuransinvest MF, or Assuransinvest, for a purchase price of SEK 78.8 million (approximately $11.1 million). Assuransinvest is a Swedish domiciled reinsurer that is in run-off. The purchase price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2010.

On October 15, 2009, we, through our wholly-owned subsidiary, Marlon Insurance Company Limited, completed the previously announced acquisition of Copenhagen Reinsurance Company Ltd., or Copenhagen Re, from Alm. Brand Forsikring A/S for a total purchase price of DKK149.2 million (approximately $30.0 million). Copenhagen Re is a Norwegian domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

On September 30, 2009, we, through our indirect subsidiary, Knapton Holdings Limited, entered into a definitive agreement for the purchase of British Engine Insurance Limited, or British Engine, from RSA Insurance Group plc for a total purchase price of GBP 28.0 million (approximately $45.5 million). British Engine is a U.K. domiciled reinsurer that is in run-off. The purchase price of approximately $45.5 million is expected to be financed in part by a bank loan facility to be finalized before closing and from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. We expect the transaction to close in the fourth quarter of 2009.

On January 31, 2009, we, through our indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited, or Constellation, for a total purchase price of approximately $2.5 million. Constellation is a New York domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

We own 50.1% of Shelbourne Group Limited, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s syndicates in run-off. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. JCF FPK I L.P., or JCF FPK, a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK, owns 25% of Shelbourne Group Limited.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$4,112	$7,410	$11,627	$17,046
Net investment income	24,640	6,849	60,442	28,658
Net realized gains (losses)	2,912	(192)	1,982	(262)

	31,664	14,067	74,051	45,442

EXPENSES
Net reduction in loss and loss adjustment expense liabilities	(42,558)	(3,469)	(86,630)	(28,267)
Salaries and benefits	16,997	6,013	41,328	31,317
General and administrative expenses	12,195	10,121	35,487	36,004
Interest expense	4,262	7,919	13,902	18,878
Net foreign exchange (gain) loss	(7,164)	25,056	(7,177)	18,787

	(16,268)	45,640	(3,090)	76,719

Earnings (loss) before income taxes and share of net earnings of partly owned company	47,932	(31,573)	77,141	(31,277)
Income taxes	(2,660)	(10,434)	(2,019)	(13,389)
Share of net earnings of partly owned company	196	—	465	—

Earnings (loss) before extraordinary gain	45,468	(42,007)	75,587	(44,666)
Extraordinary gain — negative goodwill	—	—	—	50,280

NET EARNINGS (LOSS)	45,468	(42,007)	75,587	5,614
Less: Net (earnings) loss attributable to noncontrolling interest	(10,481)	5,572	(20,318)	(19,189)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,987	$(36,435)	$55,269	$(13,575)

Comparison of the Three Months Ended September 30, 2009 and 2008

We reported consolidated net earnings (loss), before net (earnings) loss attributable to noncontrolling interest, of approximately $45.5 million for the three months ended September 30, 2009 as compared to approximately $(42.0) million for the same period in 2008. The increase in earnings of approximately $87.5 million was primarily attributable to the following:

(i)	An increase in investment income (inclusive of realized gains/(losses)) of $20.9 million primarily as a result of the reduction in the writedowns in fair value of our private equity portfolio classified as other investments of $28.1 million, partially offset by lower investment income reflecting the impact of lower global short-term and intermediate interest rates.

(ii)	A movement in foreign exchange earnings from a loss of $25.1 million for the three months ended September 30, 2008 to a gain of $7.2 million for the three months ended September 30, 2009. This increase of $32.3 million arose primarily as a result of holding surplus net foreign currency assets at a time when the U.S. dollar was depreciating against the majority of currencies.

(iii)	Reduced interest expense of $3.7 million due primarily to lower interest rates on outstanding term loan facility agreements.

(iv)	An increased net reduction in loss and loss adjustment expense liabilities of $39.1 million.

(v)	Reduced consulting fees of $3.1 million due primarily to decreased incentive fees earned from third-party arrangements.

(vi)	A reduction in income taxes of $7.8 million due to lower tax liabilities recorded on the results of our taxable subsidiaries; partially offset by

(vii)	An increase in salary and general and administrative costs of $13.1 million due primarily to increased salary costs related to our discretionary bonus plan as a result of increased net earnings in the period.

We recorded noncontrolling interest in net (earnings) loss of $(10.5) million and $5.6 million for the three months ended September 30, 2009 and 2008, respectively. The increase for the three months ended September 30, 2009 in noncontrolling interest was due primarily to: (1) an increase in net earnings for the three months ended September 30, 2009 as compared to the same period in 2008; and (2) an increase in the number of subsidiary companies for which there exists a noncontrolling interest. Accordingly, net earnings attributable to Enstar Group Limited increased from a loss of approximately $36.4 million for the three months ended September 30, 2008 to earnings of approximately $35.0 million for the three months ended September 30, 2009.

Consulting Fees:

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$12,211	$15,332	$(3,121)
Reinsurance	(8,099)	(7,922)	(177)

Total	$4,112	$7,410	$(3,298)

We earned consulting fees of approximately $4.1 million and $7.4 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in consulting fees for the period primarily related to decreased incentive fees earned from third-party agreements.

Internal management fees of $8.1 million and $7.9 million were paid in the three months ended September 30, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to increased fees paid from companies we acquired in the fourth quarter 2008 partially offset by a decrease in fees paid by our reinsurance companies in respect of internal collection and audit services.

Net Investment Income and Net Realized Gains:

	Three Months Ended September 30,
				Net Realized
	Net Investment Income			Gains/(Losses)
	2009	2008	Variance	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$1,713	$(7,267)	$8,980	$—	$—	$—
Reinsurance	22,927	14,116	8,811	2,912	(192)	3,104

Total	$24,640	$6,849	$17,791	$2,912	$(192)	$3,104

Net investment income for the three months ended September 30, 2009 increased by $17.8 million to $24.6 million, as compared to $6.8 million for the same period in 2008. The increase was primarily attributable to the following:

(i)	Movement of $28.1 million in the fair value of our investments in New NIB Partners LP, the Flowers Fund, Affirmative Investment LLC and GSC European Mezzanine Fund II, LP from a writedown of $24.3 million for the three months ended September 30, 2008 to an appreciation of $3.8 million for the three months ended September 30, 2009; partially offset by

(ii)	Lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower global short-term and intermediate interest rates — the average U.S. Federal Funds Rate has decreased from 2.00% for the three months ended September 30, 2008 to 0.25% for the three months ended September 30, 2009.

(iii)	Decrease in the Australian dollar and British pound quarterly average foreign exchange rates to the U.S. dollar.

The average return on our cash and fixed maturities investments for the three months ended September 30, 2009 was 2.35%, as compared to the average return of 5.1% for the three months ended September 30, 2008. The average Standard & Poor’s credit rating of our fixed income investments at September 30, 2009 was AA.

Net realized gains for the three months ended September 30, 2009 and 2008 were $2.9 million and $(0.2) million, respectively, with the increase relating primarily to the mark to market gains in the value of our equity portfolio.

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net increase in loss and loss adjustment expense liabilities for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008
	(in thousands of U.S. dollars)

Net Losses Paid	$(50,756)	$(36,366)
Net Change in Case Reserves	91,540	26,468
Net Change in IBNR	3,952	13,850

Reduction in Estimates of Net Ultimate Losses	44,736	3,952
Reduction in Provisions of Unallocated Loss Adjustment Expense Liabilities	9,830	13,672
Amortization of Fair Value Adjustments	(12,008)	(14,155)

Net Reduction in Loss and Loss Adjustment Expense Liabilities	$42,558	$3,469

The net reduction in loss and loss adjustment expense liabilities for the three months ended September 30, 2009 and 2008 was $42.6 million and $3.5 million, respectively.

The net reduction in loss and loss adjustment expense liabilities for the three months ended September 30, 2009 of $42.6 million was attributable to a reduction in estimates of net ultimate losses of $44.7 million and a reduction in provisions of unallocated loss adjustment expense liabilities, or ULAE, of $9.8 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $12.0 million relating to companies acquired.

The reduction in estimates of net ultimate losses of $44.7 million primarily related to the following:

(i)	A reduction in net ultimate losses of $23.8 million in two of our insurance entities whereby previously advised net case and loss adjustment expense, or LAE, reserves of $18.6 million were settled without payment. The application of our reserving methodologies to the reduced case and LAE reserves resulted in a reduction in net incurred but not reported, or IBNR, reserves of $5.2 million.

(ii)	During the three months ended September 30, 2009, we culminated historic case reserve reviews for eight of our insurance and reinsurance subsidiaries’ for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,000 advised case reserves with an aggregate value of $16.6 million.

(iii)	A reduction in net ultimate losses of $5.4 million in another of our insurance entities that completed, during September 2009, a Solvent Scheme of Arrangement relating to its U.K. liabilities. A Solvent Scheme of Arrangement is an arrangement between a company and its creditors whereby the company, by making a one-time full and final settlement of its liabilities to policyholders, is able to achieve financial certainty and finality. During the three months ended September 30, 2009, the entity in question settled its remaining U.K. net case reserves of $1.5 million, net IBNR reserves of $3.1 million and net reinsurance recoverables for the net receipt of $0.8 million.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2009 and September 30, 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of July 1	$2,781,577	$2,311,590
Less: Reinsurance Recoverables	375,431	529,075

	2,406,146	1,782,515
Incurred Related to Prior Years	(42,558)	(3,469)
Paids Related to Prior Years	(50,756)	(36,366)
Effect of Exchange Rate Movement	15,867	(102,521)
Acquired on Acquisition of Subsidiaries	—	198,502

Net balance as at September 30	$2,328,699	$1,838,661
Plus: Reinsurance Recoverables	357,253	526,527

Balance as at September 30	$2,685,952	$2,365,188

Salaries and Benefits:

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$9,420	$7,759	$(1,661)
Reinsurance	7,577	(1,746)	(9,323)

Total	$16,997	$6,013	$(10,984)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $17.0 million and $6.0 million for the three months ended September 30, 2009 and 2008, respectively.

The increase in salaries and benefits was primarily attributable to:

(i)	An increase in the discretionary bonus expense for the three months ended September 30, 2009 of $9.7 million.

(ii)	Increased staff costs due to an increase in average staff numbers from 250 for the three months ended September 30, 2008 to 287 as at September 30, 2009; partially offset by

(iii)	A reduction in the average British pound exchange rate to U.S. dollars for the three months ended September 30, 2008 and 2009 from approximately 1.895 to 1.641, respectively. Of our total headcount as at September 30, 2009 and September 30, 2008, approximately 67% and 64%, respectively, had their salaries paid in British pounds.

Expenses relating to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$4,400	$3,375	$(1,025)
Reinsurance	7,795	6,746	(1,049)

Total	$12,195	$10,121	$(2,074)

General and administrative expenses attributable to the consulting segment increased by $1.0 million during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 due primarily to increased professional fees.

General and administrative expenses attributable to the reinsurance segment increased by $1.0 million during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. For the three months ended September 30, 2009 as compared to the same period in 2008, we had increased professional fees due primarily to legal fees incurred in respect to issues around the ongoing lawsuit described in “Part II — Other Information — Item 1. Legal Proceedings” of this filing.

Interest Expense:

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	4,262	7,919	(3,657)

Total	$4,262	$7,919	$(3,657)

Interest expense of $4.3 million and $7.9 million was recorded for the three months ended September 30, 2009 and 2008, respectively. The decrease in interest expense was primarily attributable to the combination of:

(i)	A reduction in the principal balance on the outstanding loan relating to the acquisition of AMP Limited’s Australian-based closed reinsurance and insurance operations, or Gordian.

(ii)	A reduction in the Australian LIBOR interest rate on the term facility agreement of our wholly-owned subsidiary, Cumberland Holdings Limited, which partially funded the Gordian acquisition, or the Cumberland Loan Facility, between September 30, 2008 and September 30, 2009.

(iii)	A reduction in the average Australian dollar exchange rate to U.S. dollars from approximately 0.89 for the three months ended September 30, 2008 to approximately 0.83 for the three months ended September 30, 2009, respectively; partially offset by

(iv)	Interest costs associated with the term facilities agreement in connection with the, Unionamerica Holdings Limited acquisition, or the Unionamerica Facilities Agreement, which we entered into in December 2008.

Foreign Exchange Gain/Loss:

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$(89)	$(912)	$823
Reinsurance	7,253	(24,144)	31,397

Total	$7,164	$(25,056)	$32,220

We recorded a foreign exchange gain of $7.2 million for the three months ended September 30, 2009, as compared to a foreign exchange loss of $25.1 million for the same period in 2008. For the three months ended September 30, 2009, the foreign exchange gain arose primarily as a result of the matching of our non-U.S. dollar assets and liabilities at a time when the U.S. dollar has been depreciating against most major currencies along with realized foreign exchange gains earned on the maturity of non-U.S. dollar available-for-sale securities, partially offset by foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar has been depreciating against the U.S. dollar. Unrealized foreign exchange gains (losses) on our non-U.S. dollar available-for-sale securities held by us as at September 30, 2009 are recorded through accumulated other comprehensive income.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the three-month period ended September 30, 2009, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, for the three months ended September 30, 2009 of $20.7 million, as compared to losses of $14.2 million for the same period in 2008. For the three months ended September 30, 2009, the currency translation adjustment gains arose primarily as a result of translation adjustment gains of $21.2 million relating to Gordian, whose functional currency is Australian Dollars, partially offset by translation adjustment losses of $0.5 million relating to our consulting subsidiaries whose functional currency is British pounds.

The table below provides a summary of foreign exchange related losses recorded in earnings and in accumulated other comprehensive income for the three months ended September 30, 2008:

	Three Months Ended September 30, 2008
	AUD	GBP	Other	Total
	(in thousands of U.S. dollars)

Losses recorded through earnings	$(5,970)	$(15,223)	$(3,863)	$(25,056)
Losses recorded through accumulated other comprehensive income	(12,898)	(1,275)	—	(14,173)

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

Combining the impact of foreign exchange losses recorded through earnings and through accumulated other comprehensive income resulted in a decrease in our total shareholders’ equity of $18.9 million in the three months ended September 30, 2008, which was attributable to: (1) net foreign exchange movements relating to broadly matched non-Australian dollar assets and liabilities amounting to $1.4 million; (2) Gordian’s surplus Australian dollar assets, which resulted in a $15.6 million unrealized foreign exchange loss; and (3) other foreign currency losses of $1.9 million.

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

The investments that we hold in our Australian subsidiary have been designated as available-for-sale. In accordance with the guidance, any unrealized gains or losses on available-for-sale investments (including foreign exchange gains and losses) are included as part of accumulated other comprehensive income within shareholders’ equity.

As a result, the foreign exchange losses on U.S. denominated liabilities of $20.4 million for the three months ended September 30, 2008 were recorded in earnings and the associated foreign exchange gains on U.S. dollar denominated investments classified as available-for-sale of $19.0 million were recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

b)	Gordian’s surplus Australian dollar assets

Australian regulations require that Gordian retain a level of surplus assets in Australian dollars. At September 30, 2008, the surplus assets of Gordian, net of the Cumberland Facility, amounted to approximately AU$268.0 million, of which approximately AU$159.5 million was held in U.S. dollars with the balance was held in Australian dollars.

We have concluded that under the guidance for foreign currency matters, the functional currency of Gordian is Australian dollars. As a result, we are required to: (1) record any Australian dollar gains or losses recognized by Gordian relating to its holding of surplus U.S. dollar assets through earnings; and (2) we are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets of Gordian through accumulated other comprehensive income. The result of this treatment is as follows:

Three Months
Ended
September 30,
2008
(in thousands of
U.S. dollars)

Gains arising on surplus U.S. dollar denominated short-term investments	$16,325
Losses on currency translation adjustment	(31,905)

Combined decrease in shareholders’ equity	$(15,580)

The decrease to our total shareholders’ equity of $15.6 million for the three months ended September 30, 2008 was primarily attributable to the translation of surplus Australian dollar net assets of approximately AU$108.5 million held by Gordian, which the Australian regulators require us to maintain in Australian dollars.

Surplus British Pounds

For the quarter ended September 30, 2008, we had a foreign exchange loss of approximately $15.2 million, which was primarily the result of our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound exchange rate to the U.S. dollar decreased from approximately 1.993 as at June 30, 2008 to approximately 1.781 as at September 30, 2008. Since letters of credit are in excess of the British pound liabilities held by our subsidiaries, the subsidiary companies were unable to match the surplus assets against liabilities during the quarter, resulting in the foreign exchange loss.

Income Tax (Expense)/Recovery:

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,211)	$1,393	$(2,604)
Reinsurance	(1,449)	(11,827)	10,378

Total	$(2,660)	$(10,434)	$7,774

We recorded income tax expense of $2.7 million and $10.4 million for the three months ended September 30, 2009 and 2008, respectively. The decrease in income tax expense of $7.8 million between 2008 and 2009 related primarily to decreased taxes incurred by Gordian of $11.2 million, partially offset by increased taxes payable by our U.S. and U.K. operations on their earnings in the period. Gordian operates in a tax paying jurisdiction and pays taxes based on its Australian GAAP determined net earnings, which can differ materially from its reported U.S. GAAP net earnings.

Noncontrolling Interest

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(10,481)	5,572	(16,053)

Total	$(10,481)	$5,572	$(16,053)

We recorded net (earnings) loss attributable to noncontrolling interest of $(10.5) million and $5.6 million for the three months ended September 30, 2009 and 2008, respectively. The increase for the three months ended September 30, 2009 in noncontrolling interest was due primarily to an increase in the number of subsidiary companies for which there exists a noncontrolling interest and an increase and in earnings for those same companies.

Comparison of the Nine Months Ended September 30, 2009 and 2008

We reported consolidated net earnings (loss), before extraordinary item and net earnings attributable to noncontrolling interest, of approximately $75.6 million for the nine months ended September 30, 2009 as compared to approximately $(44.7) million for the same period in 2008. The increase in earnings of approximately $120.3 million was primarily attributable to the following:

(i)	An increase in investment income (inclusive of realized gains (losses)) of $34.0 million primarily as a result of the change in the writedowns in fair value of our private equity portfolio classified as other investments of $49.1 million, partially offset by lower investment income reflecting the impact of lower global short-term and intermediate interest rates.

(ii)	A movement in foreign exchange from a loss of $18.8 million for the nine months ended September 30, 2008 to a gain of $7.2 million for the nine months ended September 30, 2009. This increase of $26.0 million arose primarily as a result of holding surplus net foreign currency assets at a time when the U.S. dollar had been declining against the majority of currencies.

(iii)	Reduced interest expense of $5.0 million due primarily to lower interest rates on outstanding term loan facility agreements.

(iv)	An increased net reduction in loss and loss adjustment expense liabilities of $58.3 million.

(v)	A reduction in income taxes of $11.4 million due to lower tax liabilities recorded on the results of our taxable subsidiaries; partially offset by

(vi)	An increase in salary and general and administrative costs of $9.5 million due primarily to increased salary costs related to our discretionary bonus plan as a result of increased net earnings in the period and to an increased number of employees.

We recorded noncontrolling interest in earnings of $20.3 million and $19.2 million for the nine months ended September 30, 2009 and 2008, respectively. Net (loss) earnings attributable to Enstar Group Limited increased from approximately $(13.6) million for the nine months ended September 30, 2008 to approximately $55.3 million for the nine months ended September 30, 2009.

Consulting Fees:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$35,970	$41,252	$(5,282)
Reinsurance	(24,343)	(24,206)	(137)

Total	$11,627	$17,046	$(5,419)

We earned consulting fees of approximately $11.6 million and $17.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in consulting fees primarily related to decreased management and incentive fees earned from third-party agreements.

Internal management fees of $24.3 million and $24.2 million were paid in the nine months ended September 30, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies.

Net Investment Income and Net Realized Gains/(Losses):

	Nine Months Ended September 30,
	Net Investment Income			Net Realized Gains/(Losses)
	2009	2008	Variance	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$2,825	$(10,469)	$13,294	$—	$—	$—
Reinsurance	57,617	39,127	18,490	1,982	(262)	2,244

Total	$60,442	$28,658	$31,784	$1,982	$(262)	$2.244

Net investment income for the nine months ended September 30, 2009 increased by $31.8 million to $60.4 million, as compared to $28.7 million for the same period in 2008. The increase was primarily attributable to the combination of the following items:

(i)	Movement in changes in fair value of our private equity investments classified as other investments from a writedown of $47.0 million for the nine months ended September 30, 2008 to an appreciation of $2.1 million for the nine months ended September 30, 2009; partially offset by

(ii)	Lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower global short-term and intermediate interest rates — the average U.S. Federal Funds Rate has decreased from an average of 2.45% for the nine months ended September 30, 2008 to an average of 0.25% for the nine months ended September 30, 2009.

The average return on our cash and fixed maturities investments for the nine months ended September 30, 2009 was 2.03%, as compared to the average return of 4.16% for the nine months ended September 30, 2008. The average Standard & Poor’s credit rating of our fixed income investments at September 30, 2009 was AA.

Net realized gains (losses) for the nine months ended September 30, 2009 and 2008 were $2.0 million and $(0.3) million, respectively. The increase was due primarily to mark to market gains earned during 2009 on our equity portfolios.

Fair Value Measurements

The following table summarizes all of our financial assets and liabilities measured at fair value in accordance with the guidance for fair value measurements and disclosures heirarchy.

	September 30, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$123,175	$—	$123,175
Non-U.S. government	—	10,793	—	10,793
Corporate	—	235,432	—	235,432
Residential mortgage-backed	—	1,186	—	1,186
Asset backed	—	37	578	615
CMO	—	748	—	748
Equities	15,339	—	3,350	18,689
Other investments	—	—	76,363	76,363

Total investments	$15,339	$371,371	$80,291	$467,001

Net Reduction in Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in loss and loss adjustment expense liabilities for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
	(in thousands of U.S. dollars)

Net Losses Paid	$(130,577)	$(293,857)
Net Change in Case Reserves	133,742	65,911
Net Change in IBNR	89,137	255,778

Reduction in Estimates of Net Ultimate Losses	92,302	27,832
Reduction in Provisions for Bad Debts	9,714	—
Reduction in Provisions of Unallocated Loss Adjustment Expense Liabilities	29,370	32,924
Amortization of Fair Value Adjustments	(44,756)	(32,489)

Net Reduction in Loss and Loss Adjustment Expense Liabilities	$86,630	$28,267

The net reduction in loss and loss adjustment expense liabilities for the nine months ended September 30, 2009 of $86.6 million was attributable to a reduction in estimates of net ultimate losses of $92.3 million, a reduction in aggregate provisions for bad debts of $9.7 million and a reduction in provisions of unallocated loss adjustment expense liabilities of $29.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $44.8 million.

The reduction in estimates of net ultimate losses of $92.3 million primarily related to the following:

(i)	A reduction in estimates of loss reserves in one of our subsidiaries of $25.2 million following the commutation of one of our largest ten assumed and ceded exposures at less than case and LAE reserves.

(ii)	A reduction in estimates of net ultimate losses of $13.0 million in one of our subsidiaries as a result of net favorable incurred loss development for the six months ended June 30, 2009 of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves.

The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of our reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves, which are required by local regulation.

(iii)	A reduction in net ultimate losses of $23.8 million in two of our insurance entities whereby previously advised net case and LAE reserves of $18.6 million were settled without payment. The application of our reserving methodologies to the reduced case and LAE reserves resulted in a reduction in net IBNR reserves of $5.2 million.

(iv)	During the three months ended September 30, 2009, we culminated historic case reserve reviews for eight of our insurance and reinsurance subsidiaries’ for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,000 advised case reserves with an aggregate value of $16.6 million.

(v)	A reduction in net ultimate losses of $14.1 million in another of our insurance entities that completed, during September 2009, a Solvent Scheme of Arrangement relating to its U.K. liabilities. During the nine months ended September 30, 2009, the entity in question settled its remaining U.K. net case reserves of $8.4 million, net IBNR reserves of $10.4 million and net reinsurance recoverables for the net payment of $4.7 million.

The reduction in estimates of net ultimate losses of $27.8 million for the nine months ended September 30, 2008 was primarily attributable to the reduction in the three months ended June 30, 2008 of estimates of net ultimate losses of $25.5 million related to one of our subsidiaries and comprised net favorable incurred loss development of $12.1 million and related reductions in IBNR reserves of $13.4 million. The net favorable incurred loss development of $12.1 million, whereby net advised case and LAE reserves of $21.2 million were settled for net paid losses of $9.1 million, arose from the settlement of non-commuted losses during the period below carried reserves and approximately three commutations of assumed and ceded exposures at less than case and LAE reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $13.4 million was a result of an independent actuarial review and the application of our reserving methodologies to the reduced case and LAE reserves. During the nine months ended September 30, 2008, another of our reinsurance subsidiaries commuted its largest exposure, which was fully reinsured by a single reinsurer with an AA- rating from Standard & Poor’s. The subsidiary paid net claims of $221.2 million and reduced net IBNR loss reserves by the same amount.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2009 and September 30, 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of January 1	$2,798,287	$1,591,449
Less: Reinsurance recoverables	394,575	427,964

	2,403,712	1,163,485
Incurred Related to Prior Years	(86,630)	(28,267)
Paids Related to Prior Years	(130,577)	(293,857)
Effect of Exchange Rate Movement	81,993	(62,002)
Retroactive Reinsurance Contracts Assumed	48,818	394,913
Acquired on Acquisition of Subsidiaries	11,383	664,389

Net balance as at September 30	$2,328,699	$1,838,661
Plus: Reinsurance Recoverables	357,253	526,527

Balance as at September 30	$2,685,952	$2,365,188

Salaries and Benefits:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$27,324	$25,830	$(1,494)
Reinsurance	14,004	5,487	(8,517)

Total	$41,328	$31,317	$(10,011)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $41.3 million and $31.3 million for the three months ended September 30, 2009 and 2008, respectively.

The increase in salaries and benefits was primarily attributable to:

(i)	An increase in the discretionary bonus expense for the nine months ended September 30, 2009 of $9.8 million.

(ii)	Increased staff costs due to an increase in average staff numbers from 245 for the nine months ended September 30, 2008 to 287 for the nine months ended September 30, 2009; partially offset by

(iii)	A reduction in the average British pound exchange rate from approximately 1.948 to 1.544 for the nine months ended September 30, 2008 and 2009, respectively. Of our total headcount as at September 30, 2009 and September 30, 2008, approximately 67% and 65% had their salaries paid in British pounds.

Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$12,909	$12,000	$(909)
Reinsurance	22,578	24,004	1,426

Total	$35,487	$36,004	$517

General and administrative expenses attributable to the reinsurance segment decreased by $1.4 million during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2008, we incurred approximately $5.1 million of bank loan structure fees in respect of acquisitions we completed during that period. For the nine months ended September 30, 2009 we did not incur any similar fees. In addition, expenses were lower as a result of a reduction in the British pound exchange rate, in which a large portion of our costs are denominated. The reduced expenses were partially offset by increased costs associated with increased professional fees due in part to legal fees incurred in respect to issues around the ongoing lawsuit described in “Part II — Other Information — Item 1. Legal Proceedings” of this filing.

Interest Expense:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	13,902	18,878	4,976

Total	$13,902	$18,878	$4,976

Interest expense of $13.9 million and $18.9 million was recorded for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense was primarily attributable to the combination of:

(i)	A reduction in the principal balance on the Cumberland Loan Facility.

(ii)	A reduction in the Australian LIBOR interest rate on the Cumberland Loan Facility between September 30, 2008 and September 30, 2009.

(iii)	A reduction in the average Australian dollar exchange rate to U.S. dollars from approximately 0.91 for the nine months ended September 30, 2008 to approximately 0.754 for the nine months ended September 30, 2009; partially offset by

(iv)	Interest costs associated with the Unionamerica Facilities Agreement, which we entered into in December 2008.

Foreign Exchange Gain/(Loss):

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$285	$(538)	$823
Reinsurance	6,892	(18,249)	25,141

Total	$7,177	$(18,787)	$25,964

We recorded a foreign exchange gain of $7.2 million for the nine months ended September 30, 2009, as compared to a foreign exchange loss of $18.8 million for the same period in 2008. For the nine months ended September 30, 2009, the foreign exchange gain arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by the combination of realized foreign exchange losses on currency translations and foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar has been depreciating against the Australian dollar.

We recorded a foreign exchange loss of $18.8 million for the nine-month period ended September 30, 2008. For the nine months ended September 30, 2008, the primary reasons for the reduction in foreign exchange gains were predominantly the same as for the reduction for the three months ended September 30, 2008, as described above in “— Comparison of Three Months Ended September 30, 2009 and 2008 — Foreign Exchange Gain/(Loss).”

In addition to the foreign exchange gains recorded in our consolidated statement of earnings for the nine months ended September 30, 2009, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains (losses), net of noncontrolling interest, of $46.3 million as compared to $(9.6) million for the same period in 2008. For the nine months ended September 30, 2009, the currency translation adjustment gains related primarily to Gordian. As the functional currency of Gordian is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets of Gordian through accumulated other comprehensive income.

Income Tax (Expense)/Recovery:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$(2,418)	$3,186	$(5,604)
Reinsurance	399	(16,575)	16,974

Total	$(2,019)	$(13,389)	$11,370

We recorded income tax expense of $2.0 million and $13.4 million for the nine months ended September 30, 2009 and 2008, respectively. Income tax (expense)/recovery of $(2.4) million and $3.2 million were recorded in the consulting segment for the nine months ended September 30, 2009 and 2008, respectively. The variance between the two periods was primarily attributable to our recording of tax recoveries on net losses incurred by our U.S. operations for the nine months ended September 30, 2008 for which, in 2009, we are now recording a tax expense.

Income tax recovery/(expense) of $0.4 million and $(16.6) million were recorded in the reinsurance segment for the nine months ended September 30, 2009 and 2009, respectively. During the period ended September 30, 2009 and 2008, we booked a reduction in benefits relating to the expiration of various applicable statutes of limitations on certain previously recorded uncertain tax liabilities. The benefit recorded for the nine months ended September 30, 2009 and 2008 was $1.5 million and $3.3 million, respectively. These benefits were partially offset by net income tax expense related to those subsidiaries operating in taxable jurisdictions of $1.1 million and $19.9 million, respectively. The reduction in tax expense related primarily to Gordian whose tax expense for the nine months ended September 30, 2009 was $1.4 million as compared to $19.3 million for the same period in 2008. Gordian operates in a tax paying jurisdiction and pays taxes based on its Australian GAAP determined net earnings, which may differ materially from its reported U.S. GAAP net earnings.

Negative Goodwill:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	—	50,280	(50,280)

Total	$—	$50,280	$(50,280)

Negative goodwill of $nil million and $50.3 million was recorded for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2008, the negative goodwill of $50.3 million was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess was, in accordance with the guidance for business combinations, recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, September 30, 2007, and the date the acquisition closed, March 5, 2008.

Noncontrolling Interest

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(20,318)	(4,105)	(16,213)
Reinsurance — extraordinary gain	—	(15,084)	15,084

Total	$(20,318)	$(19,189)	$(1,129)

We recorded net earnings attributable to noncontrolling interest of $20.3 million and $19.2 million for the nine months ended September 30, 2009 and 2008, respectively. The increase for the nine months ended September 30, 2009, excluding the noncontrolling interest in negative goodwill of $15.1 million relating to the Gordian acquisition, related primarily to the increase in net earnings for the period for those entities who have noncontrolling interests.

Liquidity and Capital Resources

On August 25, 2009, our wholly-owned subsidiary, Cumberland Holdings Limited, or Cumberland, distributed AU$106.8 million (approximately $89.4 million) of which AU$53.4 million (approximately $44.7 million) went towards repayment of the outstanding principal of the Cumberland Loan Facility. The remaining balance of AU$53.4 million (approximately $44.7 million) was distributed to the voting and non-voting equity participants of Cumberland. As at September 30, 2009, the outstanding loan balance related to the Cumberland Loan Facility was AU$95.2 million (approximately $84.1 million).

Subsequent to September 30, 2009, on October 10, 2009, Cumberland distributed an additional AU$43.0 million (approximately $39.0 million) of which AU$21.5 million (approximately $19.5 million) went towards repayment of the outstanding principal of the Cumberland Loan Facility. The remaining balance of AU$21.5 million (approximately $19.5 million) was distributed to the voting and non-voting equity participants of Cumberland.

Other than these repayments, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2008. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 5, 2009.

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

On August 4, 2009, Royston entered into an amendment and restatement of the Unionamerica Facilities Agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by us of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

With respect to the nine-month periods ended September 30, 2009 and 2008, net cash provided by our operating activities was $24.3 million and $276.4 million, respectively. The decrease in cash flows was primarily attributable to:

(i)	A decrease of $195.4 million in net movement of trading securities for the nine months ended September 30, 2009.

(ii)	A decrease in the net assets assumed on retroactive reinsurance contracts during the nine months ended September 30, 2009. During the nine months ended September 30, 2009 and September 30, 2008, we entered into one and four RITC transactions with Lloyd’s syndicates, respectively. As a result of entering into these RITC agreements for the nine months ended September 30, 2009 and September 30, 2008, net liabilities of $8.3 million and $353.0 million, respectively, were included as part of operating activities.

(iii)	A movement in share of net (gain) loss from other investments from a loss of $48.4 million to a gain of $2.3 million.

This decrease was partially offset by an increase for the nine months ended September 30, 2009 in net earnings, before extraordinary gain, of $120.3 million. Due to the nature of our operating activities — managing insurance and reinsurance companies in run-off — it is not unexpected to have significant swings in net cash provided by our operating activities.

Net cash (used in) provided by investing activities for the nine-month periods ended September 30, 2009 and 2008 was $(522.5) million and $133.0 million, respectively. The decrease in the cash flows was primarily due to an increase in net purchases of held-to-maturity securities and a reduction in net cash acquired on acquisitions, which was partially offset by an increase in cash provided by the sales and maturities of available-for-sale securities. During the nine months ended September 30, 2009, we reduced our cash position through the purchase of short-term investments and fixed maturities classified as held-to-maturity. This reallocation out of cash and into held-to-maturity investments was intended to enhance the yield on our cash and investment balances held.

Net cash (used in) provided by financing activities for the nine month periods ended September 30, 2009 and 2008 was $(128.2) million and $472.2 million, respectively. The decrease in cash flows (for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily attributable to a decrease in bank borrowings, a decrease in proceeds from issuance of ordinary shares and a decrease in net capital contributed by noncontrolling interest shareholders relating to acquisitions completed.

Commitments and Contingencies

There have been no other material changes in our commitments or contingencies since December 31, 2008. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a)(4) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we, Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway. The complaint alleges, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. Virginia completed that acquisition on June 13, 2008. The suit does not seek a stated amount of damages. On July 23, 2008, we and Enstar US filed a motion to dismiss Count I (relating to breach of fiduciary duty), Count III (relating to breach of contract) and Count V (relating to inducing breach of contract), in each case for failure to state a claim upon which relief can be granted. Subsequently, the parties entered into a Stipulation and Order filed with the Court on October 7, 2008, by which (i) NICO agreed to dismiss Count V of its Complaint with prejudice, (ii) the defendants agreed to withdraw their motion to dismiss Counts I and III without prejudice, reserving all of their rights and defenses to challenge these claims on the merits, and (iii) NICO agreed to extend the defendants’ time to file an answer and counterclaim. On November 5, 2008, we, Enstar US and Dukes Place filed an answer to NICO’s complaint and Dukes Place asserted certain counterclaims against NICO. On January 12, 2009, NICO filed a motion to dismiss certain of the counterclaims, along with a motion for summary judgment addressed to the counterclaims. We, Enstar US and Dukes Place filed papers in opposition to NICO’s motion on February 23, 2009, and NICO filed reply briefs in support of its motion on March 23, 2009. In a letter dated July 1, 2009, the parties requested a stay of the proceedings, which was granted by the Court by Order dated August 26, 2009. We, Enstar US and Dukes Place are currently in discussions with NICO regarding a potential settlement of all claims and counterclaims. Our management believes the suit will not have a material impact on us or our subsidiaries.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 5, 2009. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

Exhibit
No.		Description

10	.1*	Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2009.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris,
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10	.1*	Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith