Form 10-K
period 2009-12-31
Enstar Group LTD
filed 2010-03-04
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was approximately $362,549,603.

As of March 3, 2010, the registrant had outstanding 13,607,156 ordinary shares, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2010 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

We were formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we, through our subsidiaries, have completed 24 acquisitions of insurance and reinsurance companies in run-off and seven acquisitions of portfolios of insurance and reinsurance business in run-off and are now administering those businesses in run-off. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our tangible net book value. We believe growth in our tangible net book value is driven primarily by growth in our net earnings, which is in turn partially driven by successfully completing new acquisitions.

We evaluate each acquisition opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, and may seek an appropriate discount and/or seller indemnification to reflect the uncertainty contained in the portfolio’s reserves. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off business. If we determine to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.

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

In the sale of a run-off company, a purchaser, such as us, often pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off.

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

We have entered into seven Reinsurance to Close or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another.

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

Following the purchase of a run-off company, or acquisition of a portfolio of business in run-off, or the engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies in run-off, as well as run-off companies or portfolios of businesses on behalf of third-party clients, includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

Following the acquisition of a company in run-off, or acquisition of a portfolio of business in run-off, or new consulting engagement, we will spend time analyzing the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis. This analysis enables us to identify those policyholders and reinsurers we wish to approach to discuss commutation or policy buy-back. Furthermore, following the acquisition of a company in run-off, or new consulting engagement, we will often be approached by policyholders or reinsurers requesting commutation or policy buy-back. In these instances we will also carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation or policy buy-back. From the initial analysis of the underlying exposures it may take several months, or even years, before a commutation or policy buy-back is completed. In a number of cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation or policy buy-back may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.

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

Strategy

We aim to maximize our growth in tangible net book value by using the following strategies:

•	Solidify Our Leadership Position in the Run-Off Market by Leveraging Management’s Experience and Relationships. We continue to utilize the extensive experience and significant relationships of our senior management team to solidify our position as a leader in the run-off segment of the insurance and reinsurance market. The experience and reputation of our management team is expected to generate opportunities for us to acquire or manage companies and portfolios in run-off, and to price effectively the acquisition or management of such businesses. Most importantly, we believe the experience of our management team will continue to allow us to manage the run-off of such businesses efficiently and profitably.

•	Professionally Manage Claims. We are professional and disciplined in managing claims against companies and portfolios we own or manage. Our management understands the need to dispose of certain risks expeditiously and cost-effectively by constantly analyzing changes in the market and efficiently settling claims with the assistance of our experienced claims adjusters and in-house and external legal counsel. When we acquire or begin managing a company or portfolio, we initially determine which claims are valid through the use of experienced in-house adjusters and claims experts. We pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable and litigation when necessary to defend against paying invalid claims under existing policies and reinsurance agreements.

•	Commute Assumed Liabilities and Ceded Reinsurance Assets. Using detailed analysis and actuarial projections, we negotiate with the policyholders of the insurance and reinsurance companies or portfolios we own or manage with a goal of commuting insurance and reinsurance liabilities for one or more agreed upon payments at a discount to the ultimate liability. Such commutations can take the form of policy buy-backs and structured settlements over fixed periods of time. By acquiring companies that are direct insurers, reinsurers or both, we are able to negotiate favorable entity-wide commutations with reinsurers that would not be possible if our subsidiaries had remained independent entities. We also negotiate with reinsurers to commute their reinsurance agreements providing coverage to our subsidiaries on terms that we believe to be favorable based on then-current market knowledge. We invest the proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

•	Continue to Commit to Highly Disciplined Acquisition, Management and Reinsurance Practices. We utilize a disciplined approach to minimize risk and increase the probability of positive operating results from companies and portfolios we acquire or manage. We carefully review acquisition candidates and management engagements for consistency with accomplishing our long-term objective of producing positive operating results. We focus our investigation on risk exposures, claims practices and reserve requirements. In particular, we carefully review all outstanding claims and case reserves, and follow a highly disciplined approach to managing allocated loss adjustment expenses, such as the cost of defense counsel, expert witnesses and related fees and expenses.

•	Prudent Management of Investments and Capital. We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may not continue to structure our investment portfolio in its current manner and would adjust as necessary to meet new business needs. We pursue prudent capital management relative to our risk exposure and liquidity requirements to maximize profitability and long-term growth in shareholder value. Our capital management strategy is to deploy capital efficiently to acquisitions and to establish, and re-establish when necessary, adequate loss reserves to protect against future adverse developments.

Recent Transactions

British Engine

On March 2, 2010, we, through our indirect subsidiary, Knapton Holdings Limited, completed the acquisition of British Engine Insurance Limited, or British Engine, from RSA Insurance Group plc for a total purchase price of £28.0 million (approximately $42.4 million). British Engine is a U.K. domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand. As the initial accounting for the business combination has not been completed at the time of issuance of these financial statements, the disclosure required for business combinations will be made in a subsequent filing.

Providence Washington

On January 29, 2010, we, through our wholly-owned subsidiary, PWAC Holdings, Inc, entered into a definitive agreement for the purchase of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island domiciled insurers that are in run-off. The purchase price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2010.

Assuransinvest

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

Copenhagen Re

On October 15, 2009, we, through our wholly-owned subsidiary, Marlon Insurance Company Limited, completed the acquisition of Copenhagen Reinsurance Company Ltd., or Copenhagen Re, from Alm. Brand Forsikring A/S for a total purchase price, including acquisition costs, of DKK149.2 million (approximately $29.9 million). Copenhagen Re is a Norwegian domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Constellation

On January 31, 2009, we, through our indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited, or Constellation, for a total purchase price of approximately $2.5 million. Constellation is a New York domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Shelbourne RITC Transactions

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team, formed Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, or FPK. Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $471.2 million. In

February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. As of February 26, 2010, the capital commitment to Lloyd’s Syndicate 2008 with respect to these five RITC agreements amounted to £41.6 million (approximately $62.4 million), which was financed by £12.0 million (approximately $18.0 million) from a letter of credit issued by a London-based bank that has been secured by a parental guarantee from Enstar; approximately £6.3 million (approximately $9.5 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK) by way of a non-voting equity participation; and approximately £12.7 million (approximately $19.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008 with respect to these five RITC agreements, is approximately £10.6 million (approximately $15.9 million). JCF FPK owns 25% of Shelbourne.

In February 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $167.0 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £25.0 million (approximately $37.5 million), which was fully funded from available cash on hand.

The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co. LLC. In July 2008, FPK acted as lead managing underwriter in our public share offering. An affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Unionamerica

On December 30, 2008, our indirect subsidiary Royston Run-Off Limited, or Royston, completed the acquisition of Unionamerica Holdings Limited, or Unionamerica, from St. Paul Fire and Marine Insurance Company, an affiliate of The Travelers Companies, Inc., or Travelers. Unionamerica is comprised of the discontinued operations of Travelers’ U.K.-based London Market business, which were placed into run-off between 1992 and 2003. The total purchase price, including acquisition costs, of $343.4 million was financed by $184.6 million of bank financing provided to Royston through a term facilities agreement; approximately $49.8 million from the Flowers Fund by way of its non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston; and the remainder from available cash on hand.

Hillcot Re

On October 27, 2008, our wholly-owned subsidiary Kenmare Holdings Ltd., purchased the entire issued share capital of Hillcot Re Ltd., or Hillcot Re, the wholly-owned subsidiary of Hillcot Holdings Limited, or Hillcot, for a total purchase price, including acquisition costs, of $54.7 million. Prior to the completion of the transaction, we owned 50.1% of the outstanding share capital of Hillcot and Shinsei Bank, Ltd., or Shinsei, owned the remaining 49.9%. Upon completion of the transaction, Hillcot paid a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei. The total purchase price of $54.7 million was funded from approximately 50% available cash on hand. Hillcot Re is a U.K.-based reinsurer that is in run-off.

Capital Assurance

On August 18, 2008, we completed the acquisition of all of the outstanding capital stock of Capital Assurance Company Inc. and Capital Assurance Services, Inc. for a total purchase price, including acquisition costs, of approximately $5.6 million. Capital Assurance Company, Inc. is a Florida-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

EPIC

On August 14, 2008, we completed the acquisition of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited, or EPIC, from its parent British Nuclear Fuels plc. The total purchase price, including acquisition costs, of £36.8 million (approximately $69.0 million) was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund by way of non-voting equity participation, and the remainder from available cash on hand. In October 2008, we fully repaid the outstanding principal and accrued interest on the credit facility.

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

In connection with the acquisition, Goshawk’s existing bank loan of $16.3 million was refinanced by the drawdown of $12.2 million (net of fees) from a credit facility provided by a London-based bank and $4.1 million from the Flowers Fund. In December 2009, we fully repaid the outstanding principal and interest on the credit facility.

On November 26, 2009, we acquired an additional 10.01% of the outstanding shares that we did not previously own for a purchase price of approximately $4.7 million. Upon completion of the purchase, we now own 99.45% of the outstanding shares of Goshawk.

Seaton and Stonewall

On June 13, 2008, our indirect subsidiary Virginia Holdings Ltd., or Virginia, completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. On December 3, 2009, Stonewall Acquisition Corporation entered into a definitive agreement for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway) for a purchase price of $56.0 million. Completion of the sale transaction is conditioned on, among other things, regulatory approval and the satisfaction of various customary closing conditions. We expect the transaction to close in the first quarter of 2010. Stonewall Acquisition Corporation will continue as the parent of Seaton Insurance Company.

Gordian

On March 5, 2008, we completed the acquisition of AMP Limited’s, or AMP’s, Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of AU$436.9 million (approximately $405.4 million) was financed by approximately AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank (the Flowers Fund is a significant shareholder of the German bank); approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand. In August 2009, the remaining balance of the outstanding facility A portion of the loan was repaid in full.

Guildhall

On February 29, 2008, we completed the acquisition of Guildhall Insurance Company Limited, or Guildhall, a U.K.-based reinsurance company that has been in run-off since 1986. The purchase price, including acquisition expenses, of approximately £33.4 million (approximately $65.9 million) was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a U.S. dollar facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and approximately £11.9 million (approximately $23.5 million) from available cash on hand. In September 2008, the facility loan was repaid in full.

Marlon

On August 28, 2007, we completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited for a total purchase price, including acquisition costs, of approximately $31.2 million, which was funded by $15.3 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Marlon Insurance Company Limited and Marlon Management Services Limited are both U.K.-based companies. In February 2008, the facility loan was repaid in full.

Tate & Lyle

On June 12, 2007, we completed the acquisition of Tate & Lyle Reinsurance Ltd., or Tate & Lyle, for a total purchase price, including acquisition costs, of approximately $5.9 million funded from available cash on hand. Tate & Lyle is a Bermuda-based reinsurance company in run-off.

Inter-Ocean

On February 23, 2007, we, through our wholly-owned subsidiary Oceania Holdings Ltd, or Oceania, completed the acquisition of Inter-Ocean Holdings Ltd., or Inter-Ocean. The total purchase price, including acquisition costs, was approximately $57.5 million, which was funded by $26.8 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. Inter-Ocean owns two reinsurers, one based in Bermuda and one based in Ireland. Both of these companies wrote international reinsurance and had in place retrocessional policies providing for the full reinsurance of all of the risks they assumed. In October 2007, Oceania repaid its bank debt in full.

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

Share Offering

In July 2008, we completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment, or the Offering. The shares were priced at $87.50 per share and we received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.3 million. FPK served as lead managing underwriter in the Offering. The Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25.0 million in the Offering at the public offering price. An affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

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

Management Agreements

We have several management agreements with third-party clients to manage certain run-off portfolios with gross loss reserves, as of December 31, 2009, of approximately $1.4 billion. The fees generated by these engagements include both fixed and incentive-based remuneration based on our success in achieving certain objectives. These agreements do not include the recurring engagements managed by our claims inspection and reinsurance collection subsidiaries, Cranmore Adjusters Limited, Enstar (US), Inc. and Kinsale Brokers Limited, respectively.

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

In establishing reserves, management also considers actuarial estimates of ultimate losses. Our independent actuaries employ generally accepted actuarial methodologies and procedures to estimate ultimate losses and loss adjustment expenses. Our loss reserves are largely related to casualty exposures including latent exposures primarily relating to asbestos and environmental, or A&E, as discussed below. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

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

Gross Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands of U.S. dollars)

Reserves assumed	$419,717	$284,409	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136
1 year later	348,279	302,986	365,913	900,274	909,984	1,227,427	1,436,051	2,661,011
2 years later	360,558	299,281	284,583	1,002,773	916,480	1,084,852	1,358,900
3 years later	359,771	278,020	272,537	1,012,483	853,139	1,020,755
4 years later	332,904	264,040	243,692	953,834	778,216
5 years later	316,257	242,278	216,875	879,504
6 years later	294,945	238,315	204,875
7 years later	290,926	229,784
8 years later	282,066
Reserve redundancy	$137,651	$54,625	$176,656	$167,809	$28,343	$193,664	$232,549	$137,276

	Year Ended December 31,
Gross Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands of U.S. dollars)

1 year later	$97,036	$43,721	$19,260	$110,193	$117,666	$90,185	$407,692	$364,440
2 years later	123,844	64,900	43,082	226,225	198,407	197,751	575,522
3 years later	142,282	84,895	61,715	305,913	268,541	353,032
4 years later	160,193	101,414	75,609	375,762	402,134
5 years later	174,476	110,155	87,274	509,319
6 years later	181,800	121,000	101,958
7 years later	189,023	135,426
8 years later	200,454

Net Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands of U.S. dollars)

Reserves assumed	$224,507	$184,518	$230,155	$736,660	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408
1 year later	190,768	176,444	220,712	653,039	590,153	875,636	1,034,588	2,216,928
2 years later	176,118	178,088	164,319	652,195	586,059	753,551	950,739
3 years later	180,635	138,251	149,980	649,355	532,804	684,999
4 years later	135,219	129,923	136,611	600,939	454,933
5 years later	124,221	119,521	108,666	531,666
6 years later	114,375	112,100	104,127
7 years later	106,920	108,447
8 years later	103,311
Reserve redundancy	$121,196	$76,071	$126,028	$204,994	$138,227	$187,260	$212,746	$186,784

	Year Ended December 31,
Net Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in thousands of U.S. dollars)

1 year later	$38,634	$10,557	$11,354	$78,488	$79,398	$43,896	$112,321	$247,823
2 years later	32,291	24,978	6,312	161,178	125,272	(70,430)	243,146
3 years later	44,153	17,304	9,161	206,351	(14,150)	58,228
4 years later	34,483	24,287	(1,803)	67,191	102,776
5 years later	39,232	9,686	2,515	184,150
6 years later	23,309	14,141	11,348
7 years later	24,176	22,966
8 years later	30,551

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands of U.S. dollars)

Net reserves for loss and loss adjustment expenses, beginning of period	$2,403,712	$1,163,485	$872,259	$593,160	$736,660
Net reduction in ultimate loss and loss adjustment expense liabilities	(259,627)	(242,104)	(24,482)	(31,927)	(96,007)
Net losses paid	(257,414)	(174,013)	(20,422)	(75,293)	(69,007)
Effect of exchange rate movement	73,512	(124,989)	18,625	24,856	3,652
Retroactive reinsurance contracts assumed	56,630	373,287	—	—	—
Acquired on acquisition of subsidiaries	114,595	1,408,046	317,505	361,463	17,862

Net reserves for loss and loss adjustment expenses, end of period	$2,131,408	$2,403,712	$1,163,485	$872,259	$593,160

In the table above, net reduction in ultimate loss and loss adjustment expense liabilities related to prior years represents changes in estimates of prior period net loss and loss adjustment expense liabilities comprising net incurred loss movements during a period and changes in estimates of net IBNR liabilities. Net incurred loss movements during a period comprise increases or reductions in specific case reserves advised during the period to us by our policyholders and attorneys, or by us to our reinsurers, less claims settlements made during the period by us to our policyholders, plus claim receipts made to us by our reinsurers. Prior period estimates of net IBNR liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. The trend of incurred loss development in any period comprises the movement in net case reserves less net claims settled during the period. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 70 for an explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities.

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” on page 69), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

Year Ended December 31, 2009

Net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2009 was $259.6 million, excluding the impact of adverse foreign exchange rate movements of $73.5 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $4.8 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $5.5 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2009 of $259.6 million was attributable to a reduction in estimates of net ultimate losses of $274.8 million, a reduction in aggregate provisions for bad debts of $11.7 million and a reduction in estimates of loss adjustment expense liabilities of $50.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $77.3 million.

The reduction in estimates of net ultimate losses of $274.8 million comprised net incurred loss development of $43.3 million and reductions in IBNR reserves of $318.2 million. The decrease in the estimate of IBNR loss reserves of $318.2 million was comprised of $158.4 million relating to asbestos liabilities, $17.0 million relating to environmental liabilities and $142.8 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2009. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2009, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development of $43.3 million resulting from settlement of net advised case and LAE reserves of $214.1 million for net paid losses of $257.4 million, related to the settlement of non-commuted losses in the year and approximately 79 commutations of assumed and ceded exposures. Commutations provide an opportunity for the entity to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 79 commutations completed during 2009, two related to our top ten insured and/or reinsured exposures. The remaining 77 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and individual relationships. Approximately 76% of commutations completed in 2009 related to commutations completed during the three months ended December 31, 2009. Subsequent to the year end, one of our insurance entities completed a commutation of another of one of our top ten reinsured exposures. The combination of the claims settlement activity in 2009, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2009 related to such exposures compared to prior forecasts as well as the impact of the commutation that was completed subsequent to the year end), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $318.2 million in 2009.

The reduction in aggregate provisions for bad debt of $11.7 million was a result of the collection, primarily during the three months ended March 31, 2009, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2008

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2008 was $242.1 million, excluding the impacts of favorable foreign exchange rate movements of $36.1 million (relating to companies acquired in 2007 and earlier) and including both net reduction in ultimate loss and loss adjustment expense liabilities of $149.4 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $0.1 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for 2008 of $242.1 million was attributable to a reduction in estimates of net ultimate losses of $161.4 million, a reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed below) and a reduction in estimates of loss adjustment expense liabilities of $69.1 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $24.5 million.

The reduction in estimates of net ultimate losses of $161.4 million comprised the following:

(i) A reduction in estimates of net ultimate losses of $21.7 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. Net incurred loss development relating to this entity of $21.6 million was offset by reductions in IBNR reserves of $94.8 million and reductions in provisions for bad debt of $3.1 million, resulting in a net reduction in estimates of ultimate losses of $76.3 million. The entity in question benefited, until December 18, 2008, from substantial stop loss reinsurance protection whereby $54.6 million of the net reduction in ultimate losses of $76.3 million was ceded to a single AA- rated reinsurer such that we retained a reduction in estimates of net ultimate losses relating to this entity of $21.7 million. On December 18, 2008, we commuted the stop loss reinsurance protection with the reinsurer for the receipt of $190.0 million payable by the reinsurer to us over four years together with interest compounded at 3.5% per annum. The commutation resulted in no significant financial impact to us. The decrease in the estimate of IBNR loss reserves of $94.8 million was comprised of $77.7 million relating to asbestos liabilities, $9.0 million relating to environmental liabilities and $8.1 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2008. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2008, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the trend of loss development relating to non-commuted policies compared to prior forecasts. The net incurred loss development relating to this entity of $21.6 million, whereby advised net case reserves of $25.0 million were settled for net paid losses of $46.6 million, primarily related to six commutations of assumed and ceded liabilities completed during 2008. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. Of the six commutations completed for this entity, of which the three largest were completed during the three months ended December 31, 2008, one was among its top ten assumed exposures. The remaining five commutations were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2008, including commutations, combined with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $94.8 million in 2008.

(ii) A reduction in estimates of net ultimate losses of $139.7 million in our other insurance and reinsurance entities comprised net favorable incurred loss development of $24.1 million and reductions in IBNR reserves of $115.6 million. The decrease in the estimate of IBNR loss reserves of $115.6 million was comprised of $23.8 million relating to asbestos liabilities, $1.8 million relating to environmental liabilities and $90.0 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2008. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2008, which was comprised of the settlement of advised case reserves below their prior period carried amounts, commutations completed and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $24.1 million, whereby net advised case and LAE reserves of $123.5 million were settled for net paid losses of $99.4 million, primarily related to the settlement of non-commuted losses in the year below carried reserves and approximately 59 commutations of assumed and ceded exposures at less than case and LAE reserves. Of the 59 commutations completed during 2008 for our other reinsurance and insurance companies, two (both of which were completed during the three months ended December 31, 2008) were among our top ten insured and/or reinsured exposures. The remaining 57 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

Approximately 82% of commutations completed in 2008 related to commutations completed during the three months ended December 31, 2008. The combination of the claims settlement activity in 2008, including commutations, with the actuarial estimation of IBNR reserves required for the remaining noncommuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $115.6 million in 2008.

One of our reinsurance companies has retrocessional arrangements providing for full reinsurance of all risks assumed. During the year, this entity commuted its largest assumed liability and related retrocessional protection whereby the subsidiary paid net losses of $222.0 million and reduced net IBNR by the same amount, resulting in no gain or loss to us.

The reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed above) was comprised of: (1) $13.7 million as a result of the collection, primarily during the three months ended December 31, 2008, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, (2) $8.5 million as a result of the revision of estimates of bad debt provisions following the receipt of new information during the three months ended December 31, 2008 and (3) $13.9 million as a result of reduced exposures to reinsurers with bad debt provisions following the commutation of assumed liabilities.

Year Ended December 31, 2007

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2007 was $24.5 million, excluding the impacts of adverse foreign exchange rate movements of $18.6 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $9.0 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $0.3 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for 2007 of $24.5 million was attributable to a reduction in estimates of net ultimate losses of $30.7 million and a reduction in estimates of loss adjustment expense liabilities of $22.0 million, relating to 2007 run-off activity, partially offset by an increase in aggregate provisions for bad debt of $1.7 million, primarily relating to companies acquired in 2006, and the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $26.5 million.

The reduction in estimates of net ultimate losses of $30.7 million comprised the following:

(i) An increase in estimates of net ultimate losses of $2.1 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. This entity increased ultimate net losses by $23.5 million which was largely offset by a recoverable from a single AA- rated reinsurer such that a net ultimate loss of $2.1 million was retained by us. The increase in ultimate net losses of $23.5 million, before the recoverable from the stop loss reinsurer, comprised net incurred loss development of $36.6 million, partially offset by a decrease in the estimate of IBNR loss reserves of $13.1 million. The decrease in the estimate of IBNR loss reserves of $13.1 million was comprised of $2.9 million relating to asbestos liabilities, $6.2 million relating to environmental liabilities and $4.0 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2007. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2007, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the favorable trend of loss development relating to non-commuted policies compared to prior forecasts. The net incurred loss development relating to this entity of $36.6 million, whereby advised net case reserves of $16.9 million were settled for net paid losses of $53.5 million, resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 12 commutations of assumed and ceded exposures below carried reserve levels. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured were eliminated. This often results in a net gain irrespective of whether the settlement exceeds advised case reserves. Of the 12 commutations completed for this entity, three were among our top ten cedant exposures. The remaining nine were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2007, including commutations, with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2007 related to such exposures compared to prior forecasts), resulted in our management concluding that the favorable loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $13.1 million in 2007.

(ii) Net favorable incurred loss development of $29.0 million, comprising net paid loss recoveries, relating to another one of our reinsurance companies, offset by increases in net IBNR loss reserves of $29.0 million, resulting in no ultimate gain or loss. This reinsurance company has retrocessional arrangements providing for full reinsurance of all risks assumed.

(iii) A reduction in estimates of net ultimate losses of $32.8 million in our remaining insurance and reinsurance entities, which was comprised of net favorable incurred loss development of $6.5 million and reductions in IBNR reserves of $26.3 million. The decrease in the estimate of IBNR loss reserves of $26.3 million was comprised of $20.1 million relating to asbestos liabilities and $7.7 million relating to all other remaining liabilities, partially offset by an increase of $1.5 million relating to environmental liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2007. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2007, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the trend of loss development related to non-commuted policies compared to prior forecasts. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $6.5 million, whereby net advised case and LAE reserves of $2.5 million were settled for net paid loss recoveries of $4.0 million, primarily related to the settlement of non-commuted losses in the year below carried reserves and approximately 57 commutations of assumed and ceded exposures at less than case and LAE reserves. Of the 57 commutations completed during 2007 for our remaining reinsurance and insurance companies, five were among our top ten cedant and/or reinsured exposures. The remaining 52 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2007, including commutations, with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2007 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $26.3 million in 2007.

Year Ended December 31, 2006

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2006 was $31.9 million, excluding the impacts of adverse foreign exchange rate movements of $24.9 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $2.7 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $1.3 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for 2006 of $31.9 million was attributable to a reduction in estimates of net ultimate losses of $21.4 million, a reduction in estimates of loss adjustment expense liabilities of $15.1 million relating to 2006 run-off activity, a reduction in aggregate provisions for bad debt of $6.3 million, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.9 million.

The reduction in estimates of net ultimate losses of $21.4 million comprised net incurred loss development of $37.9 million offset by reductions in estimates of IBNR reserves of $59.3 million. An increase in estimates of ultimate losses of $3.4 million relating to one of our insurance entities was offset by reductions in estimates of net ultimate losses of $24.8 million in our remaining insurance and reinsurance entities.

The incurred loss development of $37.9 million, whereby advised case and LAE reserves of $37.4 million were settled for net paid losses of $75.3 million, comprised incurred loss development of $59.2 million relating to one of our insurance companies partially offset by favorable incurred loss development of $21.3 million relating to our remaining insurance and reinsurance companies.

The incurred loss development of $59.2 million relating to one of our insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately ten commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed A&E loss reporting time-lag as discussed further below. Of the ten commutations completed for this entity, two were among our top ten cedant and/or reinsurance exposures. The remaining eight were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. This entity also benefits from substantial stop loss reinsurance protection whereby the loss development of $59.2 million was largely offset by a recoverable from a single AA- rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by us.

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

Year Ended December 31, 2005

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2005 was $96.0 million, excluding the impacts of adverse foreign exchange rate movements of $3.7 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $7.4 million relating to companies acquired during the year and premium and commission adjustments triggered by incurred losses of $1.3 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for 2005 of $96.0 million was attributable to a reduction in estimates of net ultimate losses of $73.2 million, a reduction in estimates of loss adjustment expense liabilities of $10.5 million, relating to 2005 run-off activity, and a reduction in aggregate provisions for bad debt of $20.2 million, resulting from the collection of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $7.9 million.

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

The $67.3 million reduction in the estimate of IBNR loss and loss adjustment expense liabilities resulted from the application of our reserving methodologies to (i) the reduced historical incurred loss development information relating to remaining exposures after the 68 commutations, and (ii) reduced case and LAE reserves in the aggregate. The application of our reserving methodologies to the reduced historical incurred loss development information relating to our remaining exposures after elimination of the historical loss development relating to the 68 commuted exposures had the following effects (with the methodologies that weighed most heavily in the analysis for this period listed first):

•	Under the Ultimate-to-Incurred Method, the application of the ratio of estimated industry ultimate losses to industry incurred-to-date losses to our reduced incurred-to-date losses resulted in reduced estimates of loss reserves.

•	Application of the Paid Survival Ratio Method to the reduced historical loss development information resulted in lower expected average annual payment amounts compared to the previous year, which, when multiplied by the expected industry benchmark for future number of payment years, led to reductions in our estimated loss reserves.

•	Under the Paid Market Share Method, our reduced historical calendar year payments resulted in a reduction of our indicated market share of industry paid losses and thus our market share of estimated industry loss reserves.

•	Under the Reserve-to-Paid Method, the application of the ratio of industry reserves to industry paid-to-date losses to our reduced paid-to-date losses resulted in reduced estimates of loss reserves.

•	Under the IBNR:Case Ratio Method, the application of ratios of industry IBNR reserves to industry case reserves to our case reserves resulted in reduced estimates of IBNR loss reserves as a result of the aggregate reduction, combining the impact of commutations and settlement of non-commuted losses, in our case and LAE reserves of $74.9 million during the year. As such case and LAE reserves were settled for less than $74.9 million, the IBNR reserves determined under the IBNR:Case Ratio Method associated with such case reserves were eliminated. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 70 for a further explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities. Of the 68 commutations completed during 2005, ten were among the top ten cedant and/or reinsurance exposures of our individual reinsurance subsidiaries involved. The remaining 58 were of smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships.

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

As of December 31, 2009, we had 26 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 202 reserve categories in total, including 28 distinct asbestos reserving categories and 21 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 28 asbestos reserving categories and each of the 21 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with GAAP. As of December 31, 2009, we had net loss reserves of $588.4 million for asbestos-related claims and $79.2 million for environmental pollution-related claims. The following table provides an analysis of our gross and net loss and ALAE reserves from A&E exposures at year-end 2009, 2008 and 2007 and the movement in gross and net reserves for those years:

	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)

Provisions for A&E claims and ALAE at January 1	$943,970	$846,421	$677,610	$419,977	$666,075	$389,086
A&E losses and ALAE incurred during the year	(51,612)	(78,756)	(54,337)	(14,448)	22,728	23,294
A&E losses and ALAE paid during the year	(158,391)	(115,479)	(58,916)	108,583	(57,184)	(25,457)
Provision for A&E claims and ALAE acquired during the year	17,005	15,446	379,613	332,309	45,991	33,054

Provision for A&E claims and ALAE at December 31	$750,972	$667,632	$943,970	$846,421	$677,610	$419,977

During 2009, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $210.0 million on a gross basis and by $194.2 million on a net basis. The reduction in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and a reduction in IBNR resulting from actuarial analysis of remaining liabilities.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,270 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

Other Latent Exposures

While we do not view health hazard exposures such as silica and tobacco as becoming a material concern, recent developments in lead litigation have caused us to watch these matters closely. Recently, municipal and state governments have had success, using a public nuisance theory, pursuing the former makers of lead pigment for the abatement of lead paint in certain home dwellings. As lead paint was used almost exclusively into the early 1970’s, large numbers of old housing stock contain lead paint that can prove hazardous to people and, particularly, children. Although governmental success has been limited thus far, we continue to monitor developments carefully due to the size of the potential awards sought by plaintiffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Latent Claims” on page 71 for a further discussion of recent lead paint developments.

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

As of December 31, 2009, we had cash and cash equivalents of $3.3 billion. Our cash and cash equivalent portfolio is comprised mainly of high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Our investment portfolio consists primarily of investment grade-rated, liquid, fixed-maturity securities of short-to-medium term duration, and mutual funds — 92.4% of our total investment portfolio as of December 31, 2009 consisted of investment grade securities, as compared to 95.1% as of December 31, 2008. In addition, our non-investment grade securities, which comprise 7.6% and 4.9% of our total investment portfolio, as at December 31, 2009 and December 31, 2008, respectively, consisted of exposures to equities, private equities and fixed maturity securities. Assuming the commitments to the other investments were fully funded as of December 31, 2009 out of cash balances on hand at that time, the percentage of investments held in other than investment grade securities would increase to 13.0%. As of December 31, 2008, the increase would have been to 12.2%.

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

Investment Committee and Investment Manager

The investment committee of our board of directors supervises our investment activity. The investment committee regularly monitors our overall investment results, which it ultimately reports to the board of directors.

Our investment committee was comprised, as of December 31, 2008, of John J. Oros, our Executive Chairman and a member of our board of directors, and Richard J. Harris, our Chief Financial Officer. In February 2009, our board of directors appointed Robert J. Campbell, a member of our board of directors, to serve as Chairman of the Investment Committee, and re-appointed Messrs. Oros and Harris as members of the committee. The investment committee met four times during the year ended December 31, 2009 in conjunction with our regularly scheduled board of directors meetings. The committee made the following major decisions during the year: (i) approved increased allocations to equities and structured credit securities; (ii) approved increased allocation from cash into short duration securities, predominantly corporate and non-U.S. government securities; and (iii) ensured that the investment portfolio of each entity we acquired during the year met our investment criteria in regards to duration and ratings. In February 2010, our board of directors re-appointed all of the members of the investment committee.

As stated in “— Investment Strategy and Guidelines” above, we generally follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and settlement of commutation payments. Our investment portfolio consists primarily of investment grade-rated, liquid, fixed-maturity securities of short-to-medium duration and mutual funds. As of December 31, 2009, only 5.3% of our total investment portfolio was classified as Level 3 for purposes of the Fair Value Measurements and Disclosure topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC. Given our investment objectives, the composition of our current investment portfolio, and our business strategy to acquire insurance and reinsurance companies in run-off, our investment committee’s efforts tend to be focused on the structural issues surrounding acquired portfolios. While the investment committee does review the ongoing performance of our investment portfolio, we have not experienced significant widespread liquidity or pricing issues with our portfolio that would require meaningful review by the committee.

We utilize Goldman Sachs & Co., UBS, MEAG New York Corporation, and National Australia Bank to provide investment advisory and/or management services. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2009 were $1.8 million, including approximately $0.6 million to our largest single investment manager. We have investment management agreements with all of our managers, however, none of them are material to our Company.

Investment Portfolio

Accounting Treatment

Our investments primarily consist of fixed income securities. Our fixed income investments are comprised of available-for-sale, held-to-maturity and trading investments as defined in the Investment — Debt and Equity Securities topic of FASB ASC. Held-to-maturity investments are carried at their amortized cost and both the available-for-sale and trading investments are carried at their fair value on the balance sheet date. Unrealized holdings gains and losses on trading investments, which represent the difference between the amortized cost and the fair market value of securities, are recognized in realized gains and losses. Unrealized gains and losses on available-for-sale securities are recognized as part of other comprehensive income.

Composition as of December 31, 2009

As of December 31, 2009, our aggregate invested assets totaled approximately $3.3 billion. Aggregate invested assets include cash and cash equivalents, restricted cash and cash equivalents, fixed-maturity securities, equities, short-term investments and other investments.

The following table shows the types of securities in our portfolio, including cash equivalents, and their fair market values and amortized costs as of December 31, 2009:

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value
	(in thousands of U.S. dollars)

Cash and cash equivalents(1)	$1,700,105	$—	$—	$1,700,105

U.S. government and agency	239,141	3,581	(327)	242,395
Non-U.S. government	313,672	3,102	(144)	316,630
Corporate	866,086	17,758	(2,152)	881,692
Municipal	9,649	6	(1)	9,654
Residential mortgage-backed	18,052	200	(608)	17,644
Commercial mortgage-backed	31,659	1,130	(2,380)	30,409
Asset backed	34,078	477	(564)	33,991

Fixed income	1,512,337	26,254	(6,176)	1,532,415
Other investments	165,872	—	(84,071)	81,801
Equities	21,257	3,855	(609)	24,503

Total investments	1,699,466	30,109	(90,856)	1,638,719

Total cash & investments	$3,399,571	$30,109	$(90,856)	$3,338,824

(1)	Includes restricted cash and cash equivalents of $433.7 million

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

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The largest single issuer of corporate securities in our portfolio was Goldman Sachs Group, which represented 5.9% of the aggregate amount of corporate securities on an amortized cost basis and had a credit rating of A+ by Standard & Poor’s, as of December 31, 2009.

Other Investments

In December 2005, we invested in New NIB, a Province of Alberta limited partnership, in exchange for an approximately 1.6% limited partnership interest. New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director of New NIB. Certain affiliates of J.C. Flowers I L.P., which is a private investment fund formed and managed by J.C. Flowers & Co. LLC, of which Mr. Flowers and John J. Oros, our Executive Chairman, are managing directors, also participated in the acquisition of NIBC. Certain of our officers and directors made personal investments in New NIB.

We own a non-voting 7.0% membership interest in Affirmative Investment LLC, or Affirmative. J.C. Flowers I L.P. owns the remaining 93.0% interest in Affirmative. Affirmative and its affiliates own approximately 51.0% of the outstanding stock of Affirmative Insurance Holdings, a publicly traded company.

We have a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2009, the capital contributed to GSC was $7.0 million, with the remaining commitment being $3.0 million.

In 2006, we committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2009, the capital contributed to the Flowers Fund was $96.9 million, with the remaining commitment being approximately $3.1 million. During 2009, we received $0.7 million in advisory service fees from the Flowers Fund. Certain of our officers and directors made personal investments in the Flowers Fund.

During 2008, we committed to invest up to $100.0 million in the J.C. Flowers III L.P., or Fund III. As of December 31, 2009, the capital contributed to Fund III was $5.0 million, with the remaining commitment being $95.0 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC, of which Messrs. Flowers and Oros are managing directors.

On January 28, 2009, we invested approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with J.C. Flowers & Co. LLC and Messrs. Flowers and Oros, in connection with its investment in certain of the operations, assets and liabilities of OneWest Bank FSB (formerly known as IndyMac Bank, F.S.B).

Equities

During 2007, we funded two equity portfolios that invest in both small and large market capitalization publicly traded U.S. companies. In 2009, we increased funding to those portfolios and added a third equity portfolio. The equity portfolios are actively managed by two third-party managers.

Ratings as of December 31, 2009

The investment ratings (provided by major rating agencies) for our fixed maturity securities held as of December 31, 2009 and the percentage of investments they represented on that date were as follows:

	December 31, 2009
			Percentage of
	Amortized	Fair Market	Total Fair
	Cost	Value	Market Value
	(in thousands of U.S. dollars)

AAA or equivalent	$713,937	$719,622	47.0%
AA	278,469	283,418	18.5%
A or equivalent	416,395	424,841	27.7%
BBB and BB	84,832	85,696	5.6%
Not Rated	18,704	18,838	1.2%

Total	$1,512,337	$1,532,415	100.0%

Maturity Distribution as of December 31, 2009

The maturity distribution for our fixed maturity securities held as of December 31, 2009 was as follows:

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value
	(in thousands of U.S. dollars)

Due in one year or less	$635,010	$4,764	$(583)	$639,191
Due after one year through five years	665,789	15,721	(880)	680,630
Due after five years through ten years	98,337	3,914	(383)	101,868
Due after ten years	29,412	48	(778)	28,682

	1,428,548	24,447	(2,624)	1,450,371
Residential mortgage-backed	18,052	200	(608)	17,644
Commercial mortgage-backed	31,659	1,130	(2,380)	30,409
Asset backed	34,078	477	(564)	33,991

Total	$1,512,337	$26,254	$(6,176)	$1,532,415

Investment Returns for the Years ended December 31, 2009 and 2008

Our investment returns for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	(in thousands of U.S. dollars)

Net investment income	$81,371	$26,601
Net realized gains (losses)	4,237	(1,655)

Net investment income and net realized gains (losses)	$85,608	$24,946

Effective annualized yield (1)	2.13%	4.62%

(1)	Effective annualized yield is calculated by dividing net investment income, excluding writedowns and income on other investments, by the average balance of aggregate cash and cash equivalents, equities and fixed income securities on a carrying value basis. Trading securities where the investment return is for the benefit of insureds and reinsurers are excluded from the calculation.

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

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation. Our regulated Bermuda subsidiaries, which are incorporated to carry on general insurance and reinsurance business, are registered as Class 2 or 3A insurers in Bermuda and are regulated as such under the Insurance Act. These regulated Bermuda subsidiaries are not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurance with terms in excess of five years. General business broadly includes all types of insurance that are not long-term business.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, each of our regulated Bermuda subsidiaries’ principal offices is at Windsor Place, 3rd Floor, 18 Queen Street, in Hamilton, Bermuda, and each of their principal representatives is Enstar Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless 30 days’ notice in writing is given to the BMA. It is the duty of the principal representative, forthwith on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA and, within 14 days of such notification, to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

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

Loss Reserve Specialist.  As a registered Class 2 or 3A, insurer, each of our regulated Bermuda insurance and reinsurance subsidiaries is required, every year, to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Statutory Financial Statements.  Each of our regulated Bermuda subsidiaries must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of the statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. Each of our regulated Bermuda subsidiaries is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under the Companies Act. As a general business insurer, each of our regulated Bermuda subsidiaries is required to submit to the BMA the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return.  Each of our regulated insurance and reinsurance subsidiaries is required to file with the BMA a statutory financial return no later than six months, in the case of a Class 2, or four months in the case of a Class 3A, after its fiscal year end unless specifically extended upon application to the BMA. The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, the statutory financial statements, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer has complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

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

Minimum Solvency Margin and Restrictions on Dividends and Distributions.  Under the Insurance Act, the value of the general business assets of a Class 2 or 3A insurer, such as our regulated Bermuda subsidiaries, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin. Each of our regulated Bermuda subsidiaries is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:

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

Solvency Requirements.  The Integrated Prudential Sourcebook requires that insurance companies maintain a required solvency margin at all times in respect of any general insurance undertaken by the insurance company. The calculation of the required margin in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the required solvency margin is set out in the Integrated Prudential Sourcebook, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules which are set out in the Integrated Prudential Sourcebook. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. For fiscal years ending on or after January 1, 2004, the calculation of the required solvency margin has been amended as a result of the implementation of the EU Solvency I Directives. In respect of liability business accepted, 150% of the actual premiums written and claims incurred must be included in the calculation, which has had the effect of increasing the required solvency margin of our regulated U.K. subsidiaries. We continuously monitor the solvency capital position of the U.K. subsidiaries and maintain capital in excess of the required solvency margin.

Insurers are required to calculate an Enhanced Capital Requirement, or ECR, in addition to their required solvency margin. This represents a more risk-sensitive calculation than the previous required solvency margin requirements and is used by the FSA as its benchmark in assessing its Individual Capital Adequacy Standards. Insurers must maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives Individual Capital Guidance, or ICG, regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. We calculated the ECR for our regulated U.K. subsidiaries for the period ended December 31, 2008 and submitted those calculations in March 2009 to the FSA as part of their statutory filings. The ECR calculations for its regulated U.K. subsidiaries for the year ended December 31, 2009 will be submitted by no later than March 31, 2010.

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

Reporting Requirements.  U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, U.K. insurance companies are required to file with the FSA regulatory returns, which include a revenue account, a profit and loss account and a balance sheet in prescribed forms. Under the Interim Prudential Sourcebook for Insurers, audited regulatory returns must be filed with the FSA within two months and 15 days (or three months where the delivery of the return is made electronically) of the company’s year end. Our regulated U.K. insurance subsidiaries are also required to submit abridged quarterly information to the FSA.

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

Australia

In Australia, five of our subsidiaries are companies with Insurance Act 1973 authorizations. Four of these companies are insurance companies authorized to conduct run-off business and one is an authorized non-operating holding company, or NOHC. In addition, we have five Australian registered companies not authorized to conduct insurance business, but which provide services to the authorized entities.

Regulators.  The authorized non-operating holding company and the authorized insurers are regulated and are subject to prudential supervision by the Australian Prudential Regulation Authority, or APRA. APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973, or the 1973 Act. In addition, all companies, including the non-authorized entities, must comply with the Corporations Act 2001 and its primary regulator the Australian Securities and Investments Commission, or ASIC.

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

APRA and ASIC entered into a Memorandum of Understanding in June 2004. The objective of the Memorandum was to set out the framework for cooperation between the two agencies in areas of common interest and to set out the responsibilities of each entity. The Memorandum outlined APRA’s responsibilities as the prudential supervisor of the financial services industry and ASIC’s responsibilities as the body that would be monitoring, regulating and enforcing the Corporations Act and the Financial Services Reform Act and promoting market integrity.

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

In addition to the foregoing capital adequacy regulation, APRA has determined that capital adequacy must also be regulated at the group level, see “Group Supervision and Reporting” below.

Group Supervision and Reporting.  APRA introduced a new regime for group supervision and reporting in 2009. The Level 2 insurance group supervision and reporting framework applies to a Level 2 insurance group and introduced additional prudential standards, known as Level 2 prudential standards, that are to be read in conjunction with the existing prudential framework, now known as the Level 1 prudential standards. The definition of a Level 2 insurance group includes a NOHC and its controlled insurers and entities, subject to the exemption of certain non-regulated companies from the insurance group.

The foundation of APRA’s approach to the supervision of Level 2 insurance groups is that the group as a whole should meet essentially the same minimum capital requirements as apply to individual general insurers. APRA deemed this approach essential to ensure that the acts of an individual insurer in a group do not alter the risk profile of other insurers in the group through financial and operational inter-relationships with other group members or through decisions taken at the group level.

For the purposes of the new group supervision and reporting prudential standards, our Australian authorized NOHC is deemed the parent entity of a Level 2 insurance group. The new prudential standards for insurance group supervision became effective on March 31, 2009 and new reporting standards apply to all Level 2 insurance groups for reporting periods commencing on or after June 30, 2009.

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

United States

As of December 31, 2009, we own or control four property and casualty insurance companies domiciled in the U.S., our U.S. Insurers, all of which are in run-off.

General.  In common with other insurers, our U.S. Insurers are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including reinsurance agreements or arrangements, as well as certain third-party transactions, require prior regulatory approval from, or prior notice to, the applicable regulator under certain circumstances. Regulatory authorities also conduct periodic financial, claims and other types of examinations. Finally, our U.S. Insurers are also subject to the general laws of the jurisdictions in which they do business. Certain insurance regulatory requirements are highlighted below.

Insurance Holding Company Systems Acts.  State insurance holding company system statutes and related regulations provide a regulatory apparatus that is designed to protect the financial condition of domestic insurers operating within a holding company system. All insurance holding company statutes and regulations require disclosure and, in some instances, prior approval or non-disapproval of certain transactions involving the domestic insurer and an affiliate. These transactions typically include sales, purchases, exchanges, loans and extensions of credit, reinsurance agreements, service agreements, guarantees, investments and other material transactions between an insurance company and its affiliates, involving in the aggregate specified percentages of an insurance company’s admitted assets or policyholders surplus, or dividends that exceed specified percentages of an insurance company’s surplus or income.

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

Before a person can acquire control of a domestic insurer or reinsurer or any person controlling such insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Prior to granting approval of an application to acquire control of a domestic insurer or person controlling the domestic insurer, the state insurance commissioner of the jurisdiction in which the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes and regulations provide that “control” over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls a domestic insurer. Florida statutes create a presumption of control when any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 5% or more of the voting securities or securities convertible into voting securities of the domestic insurer or person controlling a domestic insurer.

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

Regulation of Dividends and other Payments from Insurance Subsidiaries.  The ability of a U.S. insurer to pay dividends or make other distributions is generally subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, dividends may only be paid out of earned surplus. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to security holders. Any return of capital from a U.S. insurance company would require prior approval of the domestic regulators.

The dividend limitations imposed by state insurance laws are based on statutory financial results, determined by using statutory accounting practices that differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences include treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. In connection with the acquisition of a U.S. insurer, insurance regulators in the United States often impose, as a condition to the approval of the acquisition, additional restrictions on the ability of the U.S. insurer to pay dividends or make other distributions for specified periods of time.

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

Insurance Regulatory Information System Ratios.  The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 11 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report four or more unusual values are generally targeted for regulatory review. For 2009, certain of our U.S. Insurers generated IRIS ratios that were outside of the usual ranges. Only Stonewall and Seaton have been subject to any increased regulatory review, but there is no assurance that our other U.S. Insurer will not be subject to increased scrutiny in the future.

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

Some of our U.S. Insurers, from time to time, may have risk-based capital levels that are below required levels and be subject to increased regulatory scrutiny and control by their domestic insurance regulator. As of December 31, 2009, we owned a noncontrolling interest in one U.S. insurance company that was not in compliance with applicable risk-based capital levels. We view our investment in this company as not material to our Company and, consequently, we do not believe this company’s non-compliance presents material risk to our operations or our financial condition. All of our consolidated U.S. Insurers were in compliance with minimum risk-based capital levels as of December 31, 2009.

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

As a result of the requirements relating to the provision of credit for reinsurance, our U.S. Insurers and our insurers domiciled outside the U.S., when reinsuring risks from cedents domiciled or licensed in U.S. jurisdictions in which our reinsurers are not domiciled or admitted, may be indirectly subject to some regulatory requirements imposed by jurisdictions in which ceding companies are licensed. Because our non-U.S. insurers are not licensed, accredited or otherwise approved by or domiciled in any state in the U.S., and because our U.S. Insurers are not admitted in all U.S. jurisdictions, primary insurers are only willing to cede business to such insurers if we provide adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchased. Such security may be provided by various means, including the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer. There can be no assurance that we will be able to continue to post letters of credit or provide other forms of security on favorable terms.

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

Federal Regulation.  We are subject to numerous federal regulations, including the Securities Act of 1933, or the Securities Act, the Securities Exchange Act of 1934, or the Exchange Act, and other federal securities laws. As we continue with our business, including the run-off of our insurance companies, we must monitor our compliance with these laws, including our maintenance of any available exemptions from registration as an investment company under the Investment Company Act of 1940. Any failure to comply with these laws or maintain our exemption could have a material adverse effect on our operations and on the market price of our ordinary shares.

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

Other

In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in various other countries, including Belgium, Denmark and Switzerland, and in the future could acquire new subsidiaries in other countries. Our subsidiaries in these other jurisdictions are also regulated. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. While the degree and type of regulation to which we are subject in each country may differ, regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.

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

Employees

As of December 31, 2009, we had approximately 287 employees, 5 of whom were executive officers. All non-Bermudian employees who operate out of our Bermuda office are subject to approval of any required work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Operating Segments and Geographic Areas

See Note 20 to our consolidated financial statements for the year ended December 31, 2009 included in Item 8 of this annual report for a discussion of segment reporting and geographic areas.

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

Our future capital requirements depend on many factors, including our ability to manage the run-off of our assumed policies and to establish reserves at levels sufficient to cover losses. We may need to raise additional funds through financings in the future. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.

Our inability to successfully manage our portfolio of insurance and reinsurance companies in run-off may adversely impact our ability to grow our business and may result in losses.

We were founded to acquire and manage companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our insurance and reinsurance companies in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, will not be sufficient to cover future losses and the cost of run-off. Because our companies in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2009, our gross reserves for losses and loss adjustment expense totaled $2.48 billion, and our reinsurance receivables totaled $638.3 million.

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

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $259.6 million, $242.1 million and $24.5 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Although this recent experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, our insurance and reinsurance subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net income and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because our subsidiaries’ loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities. At December 31, 2009, our insurance and reinsurance companies had recorded gross A&E loss reserves of $751.0 million, or 30.3% of the total gross loss reserves. Net A&E loss reserves at December 31, 2009 amounted to $667.6 million, or 31.3% of total net loss reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing A&E claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 11.

Our insurance and reinsurance subsidiaries’ reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so. As of December 31, 2009, the balances receivable from reinsurers amounted to $638.3 million, of which $395.4 million was associated with three reinsurers with Standard & Poor’s credit ratings of AA- or higher. In addition, many reinsurance companies have been negatively impacted by the deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline as a result of market fluctuations and economic conditions.

We derive a significant portion of our income from our invested assets. The net investment income that our subsidiaries realize from investments in fixed-income securities will generally increase or decrease with interest rates. The fair market value of our subsidiaries’ fixed-income securities generally increases or decreases in an inverse relationship with fluctuations in interest rates and can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The fair market value of our subsidiaries’ fixed-income securities classified as trading or available-for-sale in our subsidiaries’ investment portfolios amounted to $203.1 million at December 31, 2009. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Permanent impairments in the value of our subsidiaries’ fixed-income securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may reduce our net income or cause us to incur a loss.

In addition to fixed-income securities, we have invested, and may from time to time continue to invest, in limited partnerships, limited liability companies and equity funds. These and other similar investments may be illiquid and have different risk characteristics than our investments in fixed-income securities. As of December 31, 2009, we had an aggregate of $81.8 million of such investments. In 2009, the fair value of our private equity investments increased by $5.2 million primarily due to mark-to-market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions, however, in 2008, we wrote down the fair value of our private equity investments by $84.1 million, primarily as a result of the impact of the global credit and liquidity crisis. For more information, see “Business — Investment Portfolio” on page 26.

Uncertain conditions in the economy generally may materially adversely affect our business and results of operations, and these conditions may not improve in the near future.

Current market conditions and the instability in the global credit markets present additional risks and uncertainties for our business. In particular, continued deterioration in the public debt and equity markets could lead to additional investment losses. The recent severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, resulted in significant unrealized losses in our investment portfolio. While there have been some indicators of stabilization, there continues to be significant uncertainty regarding the timeline for global economic recovery. Depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. The current market volatility may also make it more difficult to value certain of our securities if trading becomes less frequent. As a result, valuations may include assumptions or estimates that may have significant period-to-period changes that could have a material adverse effect on our results of operations or financial condition. Disruptions, uncertainty and volatility in the global credit markets may also impact our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. There can be no assurance that current market conditions will improve in the near future.

We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations fails.

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the U.S. Federal Deposit Insurance Corporation insurance limits at various U.S. depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facilities. If one or more of these financial institutions were to fail, our ability to access cash balances and draw down on our credit facilities might be temporarily or permanently limited, which could have a significant and negative effect on our results of operations, financial condition or cash flows.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses. We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly Australian dollars, Euros, British pounds and other European currencies, into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from year to year. For the year ended December 31, 2009, we recorded foreign exchange losses of $23.8 million due primarily to our holding surplus U.S. dollars in Gordian, whose functional currency is Australian dollars, during the year when the Australian dollar had strengthened significantly against the U.S. dollar. We recorded, for the year, cumulative translation adjustment gains of $48.9 million primarily due to Gordian and the effect of the increase in the Australian to U.S. dollar foreign exchange rates upon conversion of Gordian’s net Australian dollar assets to U.S. dollars. As of the date of the acquisition, we concluded that Gordian’s functional currency was Australian dollars.

We have made, and expect to continue to make, strategic acquisitions of insurance and reinsurance companies in run-off, and these activities may not be financially beneficial to us or our shareholders.

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions and/or strategic investments in insurance and reinsurance companies in run-off. We have made 24 acquisitions and several investments and we expect to continue to make such acquisitions and investments. We cannot be certain that any of these acquisitions or investments will be financially advantageous for us or our shareholders.

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

We have made 24 acquisitions of insurance and reinsurance businesses in run-off and entered into seven acquisitions of portfolios of insurance and reinsurance businesses in run-off, and we may in the future make additional strategic acquisitions. These acquisitions may expose us to operational challenges and risks, including:

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 11.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws of a number of jurisdictions, and compliance with legal and regulatory requirements is expensive. These laws limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency requirements and require them to maintain reserves. Failure to comply with these laws may subject our subsidiaries to fines and penalties and restrict them from conducting business. The application of these laws may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2009, the required statutory capital and surplus of our insurance and reinsurance companies amounted to $351.6 million compared to the actual statutory capital and surplus of $1.52 billion. As of December 31, 2009, $71.6 million of our total investments of $1.62 billion were not admissible for statutory solvency purposes. To further understand this risk, see “Business — Regulation” beginning on page 29.

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

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia, by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. A solvent scheme of arrangement is an arrangement between a company and its creditors or any class of them. For a solvent scheme of arrangement to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the solvent scheme of arrangement. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a solvent scheme of arrangement. Once the solvent scheme of arrangement has been approved by the statutory majority of voting creditors of the company, it requires the sanction of the local court at a hearing at which creditors may appear. The court must be satisfied that the scheme is fair.

In July 2005, the case of British Aviation Insurance Company, or BAIC, was the first solvent scheme of arrangement to fail to be sanctioned by the English High Court, following opposition by certain creditors. The primary reason for the failure of the BAIC arrangement was the failure to adequately provide for different classes of creditors to vote separately on the arrangement. However, since BAIC, approximately 35 solvent schemes of arrangement have been sanctioned, including one relating to one of our subsidiaries, such that the prevailing view is that the BAIC judgment was very fact-specific to the case in question, and solvent schemes generally should continue to be promoted and sanctioned as a viable means for achieving finality for our insurance and reinsurance subsidiaries Following the BAIC judgment, insurance and reinsurance companies must take more care in drafting a solvent scheme of arrangement to fit the circumstances of the company including the determination of the appropriate classes of creditors. This remains so after the January 2010 decision of the Inner House of the Scottish Court of Session in the Scottish Lion case to the effect that solvent schemes are to be considered on their individual merits following a full consideration of the relevant evidence, and that the existence of opposition to a scheme is not, without a full hearing of the evidence, fatal to an application for sanction. Should a solvent scheme of arrangement promoted by any of our insurance or reinsurance subsidiaries fail to receive the requisite approval by creditors or sanction by the court, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

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

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent resident’s certificates or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holders of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. The Bermuda government’s policy limits the duration of work permits to six years, with certain exemptions for key employees and job categories where there is a worldwide shortage of qualified employees. As a result, if we were to lose any of our key employees the work permit laws and policies may hinder our ability to replace them.

Conflicts of interest might prevent us from pursuing desirable investment and business opportunities.

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, either in the pursuit of acquisition targets or in general business operations. On occasion, we have also participated in transactions in which one or more of our directors or executive officers had an interest. In particular, we have invested, and expect to continue to invest, in or with entities that are affiliates of or otherwise related to Mr. Oros and/or Mr. Flowers. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers. The independent members of our board of directors review any material transactions involving a conflict of interest and may take appropriate actions as may be deemed appropriate by them in the particular circumstances. We may not be able to pursue all advantageous transactions that we would otherwise pursue in the absence of a conflict should our board of directors be unable to determine that any such transaction is on terms as favorable as we could otherwise obtain in the absence of a conflict.

Our inability to successfully manage the companies and portfolios for which we have been engaged as a third-party manager may adversely impact our financial results and our ability to win future management engagements.

In addition to acquiring insurance and reinsurance companies in run-off, we have entered into several management agreements with third parties to manage their companies or portfolios of business in run-off. The terms of these management engagements typically include incentive payments to us based on our ability to successfully manage the run-off of these companies or portfolios. We may not be able to accomplish our objectives for these engagements as a result of unforeseen circumstances such as the length of time for claims to develop, the extent to which losses may exceed reserves, changes in the law that may require coverage of additional claims and losses, our ability to commute reinsurance policies on favorable terms and our ability to manage run-off expenses. If we are not successful in meeting our objectives for these management engagements, we may not receive incentive payments under our management agreements, which could adversely impact our financial results, and we may not win future engagements to provide these management services, which could slow the growth of our business. Consulting fees generated from management agreements amounted to $16.1 million, $25.2 million and $31.9 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

We are a holding company, and we are dependent on the ability of our subsidiaries to distribute funds to us.

We are a holding company and conduct substantially all of our operations through subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, we are dependent on distributions of funds from our subsidiaries to pay dividends, fund acquisitions or fulfill financial obligations in the normal course of our business. Our subsidiaries may not generate sufficient cash from operations to enable us to make dividend payments, acquire additional companies or insurance or reinsurance portfolios or fulfill other financial obligations. The ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations, and the ability of all of our subsidiaries to make distributions to us may be restricted by, among other things, other applicable laws and regulations and the terms of our subsidiaries’ bank loans.

Risks Relating to Ownership of Our Ordinary Shares

Our stock price may experience volatility, thereby causing a potential loss of value to our investors.

The market price for our ordinary shares may fluctuate substantially due to, among other things, the following factors:

•	announcements with respect to an acquisition or investment;

•	changes in the value of our assets;

•	our quarterly and annual operating results;

•	sales, or the possibility or perception of future sales, by our existing shareholders;

•	changes in general conditions in the economy and the insurance industry;

•	the financial markets; and

•	adverse press or news announcements.

A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of Messrs. Flowers, Silvester, Packer and O’Shea, Trident II, L.P. and its affiliates, or Trident, and Beck Mack & Oliver LLC, or Beck Mack, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2009, Messrs. Flowers, Silvester, Packer and O’Shea, Trident and Beck Mack beneficially owned approximately 11.16%, 15.82%, 4.41%, 4.66%, 6.41% and 8.16%, respectively, of our outstanding ordinary shares. Although they do not act as a group, Trident, Beck Mack and each of Messrs. Flowers, Silvester, Packer and O’Shea exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares. For further information on aspects of our bye-laws that may discourage changes of control of Enstar, see “— Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management” below.

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

We have entered into a registration rights agreement with Trident, Mr. Flowers and Mr. Silvester and certain other of our shareholders. This agreement provides that Trident, Mr. Flowers and Mr. Silvester may request that we effect a registration statement under the Securities Act of certain of their ordinary shares. In addition, they and the other shareholders party to the agreement have “piggyback” registration rights, which may result in their participation in an offering initiated by us. As of December 31, 2009, an aggregate of approximately 4.2 million ordinary shares held by Trident, Mr. Flowers and Mr. Silvester are subject to the agreement. By exercising their registration rights, these holders could cause a large number of ordinary shares to be registered and generally become freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales, pursuant to the existing registration rights or otherwise, could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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

Risks Relating to Taxation

We might incur unexpected U.S., U.K. or Australia tax liabilities if companies in our group that are incorporated outside those jurisdictions are determined to be carrying on a trade or business there.

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

U.S. persons who own 10 percent or more of our shares may be subject to taxation under the “controlled foreign corporation,” or CFC, rules.

A U.S. person that is a “10% U.S. Shareholder” of a non-U.S. corporation (i.e., a U.S. person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a CFC for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income).

A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned directly, indirectly through non-U.S. entities or constructively by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance (other than certain insurance or reinsurance related to same country risks written by certain insurance companies not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

We believe that because of the dispersion of our share ownership, and provisions in our organizational documents that limit voting power, no U.S. Person (including our subsidiary Enstar USA, Inc., which owns certain of our non-voting shares) should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of our shares. However, the IRS could successfully challenge the effectiveness of these provisions in our organizational documents. Accordingly, no assurance can be given that a U.S. person who owns our shares will not be characterized as a 10% U.S. Shareholder.

Changes in U.S. federal income tax law could materially affect us or our shareholders.

Legislation has been introduced in the U.S. Congress, and included in the President’s recently released budget for fiscal 2011, to eliminate some perceived tax advantages of Bermuda and other insurance companies that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates. Another legislative proposal has been introduced that would treat certain “tax haven CFCs” as U.S. corporations for federal income tax purposes. The term “tax haven CFC” would include a Bermuda corporation that is a CFC, but would exclude such a corporation if it is engaged in the active conduct of a trade or business in Bermuda. It is possible that these proposals or similar legislation could be introduced in and enacted by the current Congress or future Congresses and enactment of some version of such legislation, or other changes in U.S. tax laws, regulations or interpretations thereof, could have an adverse impact on us or our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

We lease office space in the locations set forth below. We believe that this office space is sufficient for us to conduct our operations for the foreseeable future.

		Square	Lease
Entity	Location	Feet	Expiration

Enstar Limited	Hamilton, Bermuda	8,250	August 7, 2014
Enstar (EU) Limited	Guildford, England	22,712	June 15, 2012
Enstar (EU) Limited	London, England	6,050	March 24, 2016
Enstar (EU) Limited	London, England	2,192	March 24, 2011
River Thames Insurance Company	London, England	6,329	March 24, 2015
Enstar Australia Limited	Sydney, Australia	8,094	April 30, 2013
Copenhagen Reinsurance Company Ltd.	London, England	10,849	March 24, 2010
Enstar (US) Inc.	Tampa, FL	8,859	October 31, 2011
Enstar (US) Inc.	Warwick, RI	3,000	May 31, 2011
Enstar USA, Inc.	Montgomery, AL	2,500	December 31, 2012

We also own, through various of our subsidiaries, the following properties: 1) two apartments in Guildford, England; 2) a building in Norwich, England and 3) an apartment in New York, NY. In addition, we also lease two residential apartments in Bermuda with leases expiring in April 2010 and May 2014.

See Note 19 to our consolidated financial statements for further discussion of our lease commitments for real property.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares trade on the Nasdaq Global Select Market under the ticker symbol ESGR.

	2009		2008
	High	Low	High	Low

First Quarter	$76.63	$41.41	$121.98	$90.00
Second Quarter	$75.20	$50.11	$123.17	$82.95
Third Quarter	$64.41	$55.10	$135.02	$87.50
Fourth Quarter	$75.00	$58.03	$101.50	$41.20

On March 3, 2010 the number of holders of record of our ordinary shares was 2,363. This figure does not represent the actual number of beneficial owners of our ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to our insurance and reinsurance subsidiaries. We do not intend to pay a dividend on our ordinary shares. Rather, we intend to reinvest any earnings back into the company. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” and “Business — Regulation” beginning on pages 54 and 29, respectively. We did not pay any dividends on our ordinary shares in 2009 or 2008.

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and our wholly-owned subsidiary, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now our wholly-owned subsidiary. Prior to the completion of the Merger, EGI’s common stock traded on the Nasdaq Global Select Market under the ticker symbol ESGR. Because our ordinary shares did not commence trading until after the Merger, the graph below reflects the cumulative shareholder return on the common stock of EGI, our predecessor, compared to the cumulative shareholder return of the NASDAQ Composite Index (the Nasdaq index for U.S. companies used in prior years was discontinued in 2006) and the Nasdaq Insurance Index, through January 31, 2007. Thereafter, the graph below reflects the same comparison for Enstar. The graph reflects the investment of $100.00 on December 31, 2004 (assuming the reinvestment of dividends) in EGI common stock, the NASDAQ Composite Index, and the Nasdaq Insurance Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Enstar Group Limited, the NASDAQ Composite Index
and the NASDAQ Insurance Index

	12/04	12/05	12/06	12/07	12/08	12/09
Enstar Group Limited	100.00	106.00	153.44	201.32	97.26	120.08
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Insurance	100.00	113.28	124.89	122.73	100.10	103.59

ITEM 6.	SELECTED FINANCIAL DATA

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

Since our inception, we have made several acquisitions which impact the comparability between periods of the information reflected below. See “Business — Recent Transactions,” beginning on page 6 for information about our acquisitions.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands of U.S. dollars)

Summary Consolidated Statements of Earnings Data:
Consulting fees	$16,104	$25,151	$31,918	$33,908	$22,006
Net investment income and net realized (losses)/gains	85,608	24,946	64,336	48,001	29,504
Net reduction in ultimate loss and loss adjustment expense liabilities	259,627	242,104	24,482	31,927	96,007
Total other expenses	(184,331)	(194,837)	(67,904)	(49,838)	(57,299)
Share of (loss) income of partly owned companies	—	(201)	—	518	192

Net earnings from continuing operations	177,008	97,163	52,832	64,516	90,410
Extraordinary gain -
Negative goodwill	—	50,280	15,683	35,367	—

Net earnings	$177,008	$147,443	$68,515	$99,883	$90,410
Less: Net earnings attributable to noncontrolling interests (including share of extraordinary gain of $nil, $15,084, $nil, $4,329 and $nil)	(41,798)	(65,892)	(6,730)	(17,537)	(9,700)

Net earnings attributable to Enstar Group Limited	$135,210	$81,551	$61,785	$82,346	$80,710

Per Share Data(1)(2):
Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — basic	$10.01	$3.67	$3.93	$5.21	$8.29
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — basic	—	2.78	1.34	3.15	—

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$10.01	$6.45	$5.27	$8.36	$8.29

Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — diluted	$9.84	$3.59	$3.84	$5.15	$8.14
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — diluted	—	2.72	1.31	3.11	—

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$9.84	$6.31	$5.15	$8.26	$8.14

Weighted average shares outstanding — basic	13,514,207	12,638,333	11,731,908	9,857,914	9,739,560
Weighted average shares outstanding — diluted	13,744,661	12,921,475	12,009,683	9,966,960	9,918,823
Cash dividends paid per share	$—	$—	$—	$2.92	$—

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands of U.S. dollars)

Summary Balance Sheet Data:
Total investments	$1,620,992	$1,278,055	$637,196	$747,529	$539,568
Cash and cash equivalents	1,700,105	2,209,873	1,163,333	513,563	345,329
Reinsurance balances receivable	638,262	672,696	465,277	408,142	250,229
Total assets	4,170,842	4,358,151	2,417,143	1,774,252	1,199,963
Loss and loss adjustment expense liabilities	2,479,136	2,798,287	1,591,449	1,214,419	806,559
Loans payable	254,961	391,534	60,227	62,148	—
Total Enstar Group Limited shareholders’ equity	801,881	615,209	450,599	318,610	260,906
Book Value per Share(3):
Basic	$59.05	$46.14	$37.80	$32.15	$26.79
Diluted	$58.06	$45.18	$36.92	$31.85	$26.30

(1)	Earnings per share is a measure based on net earnings divided by weighted average ordinary shares outstanding. Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of shares and share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

(2)	The weighted average ordinary shares outstanding shown for the years ended December 31, 2007, 2006 and 2005 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007, 2006 and 2005. As a result, both the book value per share and the earnings per share calculations for 2005 and 2006, previously reported, have been amended to reflect this change.

(3)	Basic book value per share is defined as total Enstar Group Limited shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares and ordinary share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	risks that we may require additional capital in the future which may not be available or may be available only on unfavorable terms;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions including current market conditions and the instability in the global credit markets, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	losses due to foreign currency exchange rate fluctuations;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere; and

•	changes in accounting policies or practices.

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

Business Overview

We were formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

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

Since our formation, we, through our subsidiaries, have completed 24 acquisitions of insurance and reinsurance companies and seven acquisitions of portfolios of insurance and reinsurance business and are now administering those businesses in run-off. In 2006, we completed three acquisitions of companies having combined total net assets of $222.9 million. In 2007, we completed five acquisitions of companies having combined total net assets of $625.3 million. In 2008, we completed six acquisitions of companies having combined total net assets of $1.02 billion. In addition we completed the following during 2008: 1) on June 13, 2008 we completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation, the parent of two Rhode Island-domiciled insurers, Stonewall and Seaton; and 2) on October 27, 2008 we acquired the 49.9% of the shares of Hillcot Re Ltd. that we did not previously own. In 2008, we also completed the acquisition of four portfolios of insurance and reinsurance business in run-off with gross assets and insurance and reinsurance liabilities of approximately $471.2 million. In 2009, we completed two acquisitions of companies having combined total net assets of $32.4 million. In 2009, we also completed the acquisition of one portfolio of insurance and reinsurance business in run-off with gross assets and insurance and reinsurance liabilities of approximately $67.0 million. In 2010, we completed the acquisition of one insurance company and two portfolios of insurance and reinsurance business in run-off with gross assets and insurance and reinsurance liabilities relating to the two portfolios and reinsurance business of approximately $167.0 million. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

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

In the sale of a run-off company, a purchaser, such as us, often pays a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

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

With respect to our U.K., Bermuda and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. During 2009, we completed a solvent scheme of arrangement of one of our insurance subsidiaries. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia, by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. A solvent scheme of arrangement is an arrangement between a company and its creditors or any class of them. For a solvent scheme of arrangement to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the solvent scheme of arrangement. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a solvent scheme of arrangement. Once a solvent scheme of arrangement has been approved by the statutory majority of voting creditors of the company, it requires the sanction of the local court. While a solvent scheme of arrangement provides an alternative exit strategy for run-off companies, it is not our strategy to make such acquisitions with this strategy solely in mind. Our preferred approach is to generate earnings from the disciplined and professional management of acquired run-off companies and then consider exit strategies, including a solvent scheme of arrangement, when the majority of the run-off is complete. To understand risks associated with this strategy, see “Risk Factors — Risks Relating to Our Business— Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries.”

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

For a further discussion of our segments, see Note 20 to our consolidated financial statements for the year ended December 31, 2009 included in Item 8 of this annual report.

As of December 31, 2009 we had $4.17 billion of total assets and $801.9 million of shareholders’ equity attributable to Enstar Group Limited. We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United Kingdom, the United States, Europe and Australia.

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

Net Investment Income and Net Realized Gains/(Losses)

Our net investment income is principally derived from interest earned primarily on cash and investments offset by investment management fees paid. Our investment portfolio currently consists of the following: (1) bond portfolios that are classified as both available-for-sale and held-to-maturity and carried at fair value and amortized cost, respectively; (2) cash and cash equivalents; (3) other investments that are accounted for on the equity basis; and (4) fixed maturity securities that are classified as trading and are carried at fair value.

Our current investment strategy seeks to preserve principal and maintain liquidity while trying to maximize investment return through a high-quality, diversified portfolio. The volatility of claims and the effect they have on the amount of cash and investment balances, as well as the level of interest rates and other market factors, affect the return we are able to generate on our investment portfolio. Investments held as available-for-sale primarily relate to the restructuring of newly acquired investment portfolios whereby those acquired securities with either a maturity date beyond the anticipated expiration of the run-off or with credit quality concerns are designated available-for-sale. Trading securities relate to one of our reinsurance entities which has retrocessional arrangements providing for full reinsurance of all risks assumed. The investment portfolio supporting such liabilities is required by the retrocessionaire to be a trading portfolio whereby any related gains or losses are credited or debited to the retrocessionaire. When we make a new acquisition we will often restructure the acquired investment portfolio, which may generate one-time realized gains or losses.

The majority of cash and investment balances are held within our reinsurance segment.

Net reduction in ultimate loss and loss adjustment expense liabilities

Our insurance-related earnings are primarily comprised of reductions, or potential increases, of net ultimate loss and loss adjustment expense liabilities. These liabilities are comprised of:

•	outstanding loss or case reserves, or OLR, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers;

•	reserves for losses incurred but not reported, or IBNR reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation, less the portion that can be recovered from reinsurers; and

•	reserves for unallocated loss adjustment expenses, which represents management’s best estimate of the future costs to be incurred by us in managing the run-off of claims liabilities not specific, or allocated, to individual claims or policies.

Net ultimate loss and loss adjustment expense liabilities are reviewed by our management each quarter and by independent actuaries annually as of year end. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net ultimate loss and loss adjustment expense liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied, often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Critical Accounting Policies” below), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities. Additionally, consolidated net reductions, or potential increases, in net ultimate loss and loss adjustment expense liabilities include reductions, or potential increases, in the provisions for future losses and loss adjustment expenses related to the current period’s run-off activity. Net reductions in net ultimate loss and loss adjustment expense liabilities are reported as negative expenses by us in our reinsurance segment. The unallocated loss adjustment expenses paid by the reinsurance segment comprise management fees paid to the consulting segment and are eliminated on consolidation. The consulting segment costs in providing run-off services are classified as salaries and general and administrative expenses. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” below.

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

The Enstar Group Limited 2006 Equity Incentive Plan, or the Equity Incentive Plan, and the Enstar Group Limited 2006-2010 Annual Incentive Compensation Plan, or the Annual Incentive Plan, which are administered by the Compensation Committee of our board of directors, provide for the annual grant of bonus compensation to our officers and employees, including our senior executive officers. Bonus awards for each calendar year from 2006 through 2009 were determined, and for calendar year 2010 will be determined, based on our consolidated net after-tax profits. The Compensation Committee determines the amount of bonus awards in any calendar year, based on a percentage of our consolidated net after-tax profits. The percentage is 15% unless the Compensation Committee exercises its discretion to change the percentage no later than 30 days after our year-end. For the years ended December 31, 2009, 2008 and 2007 the percentage was left unchanged by the Compensation Committee. The Compensation Committee determines, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan.

For information on the awards made under both the Annual and Equity Incentive plans for the years ended December 31, 2009, 2008 and 2007, see Note 13 to our consolidated financial statements for the year ended December 31, 2009, included in Item 8 to this annual report.

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

Foreign Exchange Gain/(Loss)

Our reporting currency is U.S. dollars. Our functional currency is U.S. dollars for all of our subsidiaries with the exception of Gordian, whose functional currency is Australian dollars. Through our subsidiaries whose functional currency is the U.S. dollar, we hold a variety of foreign (non-U.S.) currency assets and liabilities, the principal exposures being Euros and British pounds. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the period. The resulting exchange gains or losses are included in our net income.

For Gordian, whose functional currency is Australian dollars, at each reporting period the balance sheet and income statement are translated at period end and average rates of exchange, respectively, with any foreign exchange gains or losses on translation recorded as a component of our accumulated other comprehensive income in the shareholders’ equity section of our balance sheet.

We seek to manage our exposure to foreign currency exchange, where possible, by broadly matching our foreign currency assets against our foreign currency liabilities. Subject to regulatory constraints, the net assets of our subsidiaries are maintained in U.S. dollars.

Income Tax/(Recovery)

Under current Bermuda law, we and our Bermuda-based subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. These companies have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016. Our non-Bermuda subsidiaries record income taxes based on their graduated statutory rates, net of tax benefits arising from tax loss carryforwards. On January 1, 2007 we adopted the provisions of the Income Taxes topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC. As a result of the implementation of this topic, we recognized a $4.9 million increase to the January 1, 2007 balance of retained earnings.

Noncontrolling Interest

The acquisitions of Hillcot Re Limited (formerly Toa-Re Insurance Company (UK) Limited) in March 2003 and of Brampton Insurance Company Limited (formerly Aioi Insurance Company of Europe Limited) in March 2006 were effected through Hillcot Holdings Limited, or Hillcot, a Bermuda-based company in which we had a 50.1% economic interest until October 27, 2008. The results of operations of Hillcot were included in our consolidated statements of operations with the remaining 49.9% economic interest in the results of Hillcot reflected as a minority interest until October 27, 2008 when we acquired the 49.9% interest in Hillcot Re Limited that we previously did not own. As a result, the noncontrolling interest in the earnings of Hillcot Re Limited was recorded to September 30, 2008 only.

During 2008, we completed the following acquisitions having a noncontrolling interest: 1) Guildhall, a U.K.-based insurance and reinsurance company in run-off; 2) Gordian, AMP Limited’s Australian-based closed reinsurance and insurance operations; 3) EPIC, a Bermuda-based reinsurance company; 4) Goshawk, which owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer in run-off; and 5) Unionamerica, a U.K.-based insurance and reinsurance company in run-off. We have a 70% economic interest in all of the above listed acquired subsidiaries with the exception of Goshawk in which we have a 75% economic interest. The results of the operations of the acquired subsidiaries are included in our consolidated statements of earnings with the remaining noncontrolling interests’ share of the economic interest of the respective subsidiaries reflected as a noncontrolling interest.

We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007. We have committed to provide approximately 75% of the capital required by Lloyd’s Syndicate 2008, which is authorized to undertake Reinsurance to Close Transactions, or RITC transactions (the transferring of the liabilities from one Lloyd’s Syndicate to another), of Lloyd’s syndicates in run-off.

Negative Goodwill

Negative goodwill represents the excess of the fair value of businesses acquired by us over the cost of such businesses. In accordance with the Business Combinations topic of FASB ASC, or ASC 805, this amount is recognized upon the acquisition of the businesses as an extraordinary gain. The fair values of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur. For more information on how the goodwill is determined, see “— Critical Accounting Policies — Goodwill” below.

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

Loss and Loss Adjustment Expenses

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2009 and 2008:

	2009			2008
	OLR	IBNR	Total	OLR	IBNR	Total
			(in thousands of U.S. dollars)

Asbestos	$191,238	$470,113	$661,351	$249,000	$582,783	$831,783
Environmental	46,252	43,369	89,621	52,028	60,159	112,187
All other	1,065,160	530,444	1,595,604	1,051,927	663,738	1,715,665

Total	$1,302,650	$1,043,926	$2,346,576	$1,352,955	$1,306,680	$2,659,635

Unallocated loss adjustment expenses			132,560			138,652

Total			$2,479,136			$2,798,287

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2009 and 2008:

	2009		2008
	Total	% of Total	Total	% of Total
		(in thousands of U.S. dollars)

Asbestos	$588,411	27.6%	$748,496	31.1%
Environmental	79,221	3.7	97,925	4.1
All other	1,331,216	62.5	1,418,639	59.0
Unallocated loss adjustment expenses	132,560	6.2	138,652	5.8

Total	$2,131,408	100%	$2,403,712	100%

Our “All other” exposure category consists of a mix of general casualty (approximately 43% of “All other” net reserves), professional liability (approximately 9% of “All other” net reserves), workers compensation/personal accident (approximately 12% of “All other” net reserves) and other miscellaneous exposures, which are generally long-tailed in nature.

As of December 31, 2009, the IBNR reserves (net of reinsurance balances receivable) accounted for $953.1 million, or 44.7%, of our total net loss reserves. The reserve for IBNR (net of reinsurance balance receivable) accounted for $1,207.4 million, or 50.2%, of our total net loss reserves at December 31, 2008.

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

As of December 31, 2009, 2007 was the most recent year in which policies were underwritten by any of our insurance and reinsurance subsidiaries. As a result, all of our unpaid claims liabilities are considered to have a longtail claims payout. Gross loss reserves relate primarily to casualty exposures, including latent claims, of which approximately 32.0% relate to asbestos and environmental, or A&E, exposures.

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

The ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2009 were:

	Low	Selected	High
	(in thousands of U.S. dollars)

Asbestos	$580,203	$661,351	$690,758
Environmental	79,154	89,621	96,165
All other	1,380,652	1,595,604	1,715,743
Unallocated loss adjustment expenses	132,560	132,560	132,560

Total	$2,172,569	$2,479,136	$2,635,226

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

Asbestos reform efforts have been underway at both the federal and state level to address the cost and scope of asbestos claims to the American economy. While congressional efforts to create a federal trust fund that would replace the tort system for asbestos claims failed, several states, including Texas and Florida, have passed reforms based on “medical criteria” requiring certain levels of medically documented injury before a lawsuit can be filed, generally resulting in a drop of case filings in those states adopting this reform measure.

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

Furthermore, because of the reinsurance nature of the claims we manage, we focus on the activities at the reinsured level rather than at the individual claims level. The counterparties with whom we typically interact are generally insurers or large industrial concerns and not individual claimants. Claims do not follow any consistent pattern. They arise from many insureds or locations and in a broad range of circumstances. An insured may present one large claim or hundreds or thousands of small claims. Plaintiffs’ counsel frequently aggregate thousands of claims within one lawsuit. The deductibles to which claims are subject vary from policy to policy and year to year. Often claims data is only available to reinsurers, such as us, on an aggregated basis. Accordingly, we have not found claim count information or average reserve amounts to be reliable indicators of exposure for our reserve estimation process or for management of our liabilities. We have found data accumulation and claims management more effective and meaningful at the reinsured level rather than at the underlying claim level. As a result, we have designed our reserving methodologies to be independent of claim count information. As the level of exposures to a reinsured can vary substantially, we focus on the aggregate exposures and pursue commutations and policy buy-backs with the larger reinsureds.

We employ approximately 30 full time equivalent employees, including a U.S. attorney, actuaries, and experienced claims-handlers to directly administer our A&E liabilities. We have established a provision for future expenses of $45.1 million, which reflects the total anticipated costs to administer these claims to expiration.

Our future environmental loss development may be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and related legislation.

•	Costs imposed due to joint and several liability if not all potentially reliable parties (PRPs) are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the “absolute” pollution exclusion.

•	Potential future reforms and amendments to CERCLA, particularly as the resources of Superfund — the funding vehicle, established as part of CERCLA, to provide financing for cleanup of polluted sites where no PRP can be identified — become exhausted.

The influence of each of these factors is not easily quantifiable and, as with asbestos-related exposures, our historical environmental loss development is of limited value in determining future environmental loss development using traditional actuarial reserving techniques.

There have been recent positive developments concerning lead paint liability, an area previously viewed as an emerging trend in latent claim activity with the potential to adversely affect reserves. After a series of successful defense efforts by defendant lead pigment manufacturers in lead paint litigation, in 2005, a Rhode Island trial court ruled in favor of the government in a nuisance claim against the defendant manufacturers. Since the Rhode Island decision, other government entities have employed the same theory for recovery against these manufacturers. In 2008, the Rhode Island Supreme Court reversed the sole legal liability loss experienced by lead pigment manufacturers in lead paint litigation. The court rejected public nuisance as a viable theory of liability for use by the government against the defendants and thus invalidated the entire claim against the lead pigment manufacturers. Subsequent to the Rhode Island Supreme Court decision at least one other government entity, an Ohio municipality, voluntarily dropped its lead paint suit. Thereafter, the State of Ohio, voluntarily dismissed its pending action against lead pigment manufacturers. Other state supreme courts equally rejected the public nuisance theory of liability, whereas no highest state court has ever adopted this theory as an acceptable cause of action.

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

As of December 31, 2009, we had 26 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 202 reserve categories in total, including 28 distinct asbestos reserving categories and 21 distinct environmental reserving categories.

The five methodologies described above are applied for each of the 28 asbestos reserving categories and each of the 21 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2009:

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

The assumptions above as to Ultimate Industry Asbestos and Environmental losses have not changed from the immediately preceding period. For our company as a whole, the average selected lag for asbestos has decreased slightly from 2.9 years to 2.8 years and the average selected lag for environmental has decreased slightly from 2.6 years to 2.5 years. The changes to the selected lags arose largely as a result of the acquisition of new portfolios of A&E exposures.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $65 billion for asbestos and $35 billion for environmental, and changes in the time-lag, from the selected averages of 2.8 years for asbestos and 2.5 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2009 and differs from the table on page 71, which demonstrates the range of outcomes produced by the various methodologies.

Asbestos
Sensitivity to Industry Asbestos Ultimate Loss Assumption	Loss Reserves

Asbestos — $70 billion	$759,942
Asbestos — $65 billion (selected)	661,351
Asbestos — $60 billion	562,759

Environmental
Sensitivity to Industry Environmental Ultimate Loss Assumption	Loss Reserves

Environmental — $40 billion	$130,731
Environmental — $35 billion (selected)	89,621
Environmental — $30 billion	48,510

	Asbestos	Environmental
Sensitivity to Time-Lag Assumption*	Loss Reserves	Loss Reserves

Selected average of 2.8 years asbestos, 2.5 years environmental	$661,351	$89,621
Increase all portfolio lags by six months	737,359	92,846
Decrease all portfolio lags by six months	583,008	86,395

*	using $65 billion/$35 billion Asbestos/Environmental Industry Ultimate Loss assumptions

Industry publications have, since 2001, indicated that the range of ultimate industry losses is estimated to be between approximately $55 billion and $65 billion for asbestos losses. One commonly-referenced benchmark estimate has recently increased its estimate of ultimate industry asbestos losses from $65 billion to $75 billion. One of the reasons cited for the increase in estimated industry ultimate asbestos losses is a shift of losses away from products liability claims to non-products claims. In considering the impact of this issue, it is important to understand how asbestos claims attach to policies issued by the insurance industry in general and the policies issued by the companies owned by us in particular.

Historically, asbestos claims have been presented as “products liability” claims brought against manufacturers and distributors of asbestos-containing products. For a given manufacturer, distributor, or other entity involved in asbestos litigation, multiple claims are filed by numerous individuals. There is typically an allocation of the settlement costs for asbestos claims over time based on exposure to asbestos by the injured claimants. Many asbestos claims will aggregate within each individual policy period to exhaust the annual aggregate policy limits which exist within policies sold to cover products liability claims.

Beginning in the mid-1990’s, a trend began to emerge whereby certain policyholders began to assert that their asbestos claims should not fall within the “products liability” section of their policies and, therefore, should not be subject to the aggregate limits of products liability claims. Instead, the policyholder would assert that each individual bodily injury claim should be treated as a separate occurrence under the “premises/operations” section of their policies. Under such presentation, individual claim or occurrence limits apply separately to each claim and there is no aggregate limit for the amount of “premises” or “non-products” claims within a particular policy.

Our exposure to asbestos losses arises largely from direct excess policies and assumed reinsurance policies written through the London market.

With respect to direct excess policies, our companies typically participated on policies whereby liability would only attach in excess of primary and umbrella policy limits. As non-products asbestos losses are not aggregated and are generally confined to the limits of the primary and other lower layer insurance policies, we believe we have very little exposure to non-products asbestos losses through direct insurance policies issued by our owned subsidiary companies. To date, we have seen no material reporting of non-products asbestos claims on direct insurance policies. The trend of asbestos losses shifting from products to non-products is not a new phenomenon. As our insurance entities have not received any material reporting of non-products claims to date and their direct insurance exposures are generally in excess of the layers of insurance impacted by non-products asbestos losses, we do not expect any material future liability in respect of non-products asbestos claims.

Losses with respect to assumed reinsurance exposures to non-products asbestos claims are unlikely to be aggregated and are generally confined to the limits of the primary and other lower layer insurance policies. There is limited ability for such claims to exceed retained levels. Our assumed reinsurance portfolio with respect to asbestos exposures is largely excess of loss in nature and, therefore, not especially subject to non-products asbestos liabilities. To date, we have seen no material reporting of non-products asbestos claims on assumed reinsurance policies.

As stated above, the trend of asbestos losses shifting from products to non-products is not a new phenomenon. As our assumed reinsurance entities have not received any material reporting of non-products claims to date and their assumed reinsurance exposures generally cover layers of insurance not impacted by non-products asbestos losses, management does not expect any material future liability in respect of non-products asbestos claims.

Other reasons cited for the increase in estimated industry ultimate asbestos losses include the ongoing uncertainty surrounding insurance coverage of asbestos claims and the ongoing reporting of significant numbers and values of malignant mesothelioma claims. As we do not view these issues as new information any impact has already been factored into our actuarial reserving methodologies with no need for any change in assumptions.

Furthermore, in recent years, the overall asbestos loss development trend within our portfolio has been favorable. Our asbestos exposures are reviewed by independent actuaries on an annual basis as part of the overall annual loss reserve review. Actual loss reporting for asbestos claims in recent years has been below actuarial estimated expectations.

Having considered the recent increase in one commonly-referenced benchmark estimate of ultimate net asbestos losses in the context of our portfolio of loss exposures and actual asbestos loss reporting in recent years for us in particular, as well as for the insurance industry generally, we believe there is no need to increase the $65 billion asbestos ultimate industry loss assumption.

Guidance from industry publications is more varied in respect of estimates of ultimate industry environmental losses. Consistent with an industry published estimate, we believe the reasonable range for ultimate industry environmental losses is between $30 billion and $40 billion. We have selected the midpoint of this range as the basis for our environmental loss reserving based on advice supplied by our independent consulting actuaries. Another industry publication has recently reduced its estimate of ultimate industry environmental losses from $56 billion to $42 billion. Based on our own loss experience, including successful settlement activity by us, the decline in new claims notified in recent years, improvements in environmental clean-up technology and the reduced industry estimate, we believe that $35 billion remains a reasonable basis for inclusion in our methodologies for reserving for environmental losses.

Our current estimate of the time lag that relates to our insurance and reinsurance subsidiaries compared to the industry is considered reasonable given the analysis performed by our internal and external actuaries to date.

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

Provisions for Unallocated Loss Adjustment Expense Liabilities

Provisions for unallocated loss adjustment expense liabilities are estimated by management by determining the future annual costs to be incurred by us, comprising staff costs, consultancy and professional fees and overheads, in managing the run-off of claims liabilities for each of our insurance and reinsurance entities. The provision is reviewed quarterly and reduced in accordance with the related costs incurred each period.

Fair Value Measurements

On January 1, 2008, we adopted the provisions of the Fair Value Measurement and Disclosure topic of FASB ASC, or ASC 820, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

The following is a summary of valuation techniques or models we use to measure fair value by asset and liability classes, which have not changed significantly since December 31, 2008.

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

As of December 31, 2009 there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by us.

In evaluating credit losses, we consider a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments.

Based on the factors described above, we determined that, as at December 31, 2009, a credit loss existed for two of our fixed maturity investments. We did not consider an evaluation of future cash-flows necessary for these fixed maturity investments. The impairment of $0.9 million was recognized in earnings.

Equity Securities

Our equity securities are managed by two external advisors. Through these third parties, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our equity securities. These pricing services include FT Interactive Data and others.

We have categorized all but one of our equity securities as Level 1 investments as they are based on quoted prices in active markets for identical assets or liabilities. The one equity not categorized as Level 1 was instead categorized as Level 3 as, due to the nature of the investment, management had to make assumptions regarding its valuation.

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

For the year ended December 31, 2009, we realized a $5.2 million gain in fair value on our other investments as compared to a realized loss of $84.1 million in the fair value on our other investments for the year ended December 31, 2008. Any unrealized losses or gains on our other investments are included as part of our net investment income.

The following table summarizes all of our financial assets and liabilities recorded at fair value at December 31, 2009, by ASC 820 hierarchy:

	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

Assets
Fixed maturity investments	$—	$202,507	$641	$203,148
Equity securities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total	$21,203	$202,507	$85,742	$309,452

As a percentage of total assets	0.5%	4.9%	2.1%	7.5%

Goodwill

We follow the provisions of the Intangibles — Goodwill and Other topic of FASB ASC, which requires that recorded goodwill be assessed for impairment on at least an annual basis. In determining goodwill, we must determine the fair value of the assets of an acquired company. The determination of fair value necessarily involves many assumptions. Fair values of reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management run-off strategy. Fair value adjustments are based on the estimated timing of loss and loss adjustment expense payments and an assumed interest rate, and are amortized over the estimated payout period, as adjusted for accelerations on commutation settlements, using the constant yield method option. Interest rates used to determine the fair value of gross loss reserves are based upon risk free rates applicable to the average duration of the loss reserves. Interest rates used to determine the fair value of reinsurance receivables are increased to reflect the credit risk associated with the reinsurers from which the receivables are, or will become, due. If the assumptions made in initially valuing the assets change significantly in the future, we may be required to record impairment charges which could have a material impact on our financial condition and results of operations.

ASC 805 also requires that negative goodwill be recorded in earnings. During 2006, 2007 and 2008, we took negative goodwill into earnings upon the completion of the acquisition of certain companies and presented it as an extraordinary gain.

ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies).

Adoption of New Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or the Codification, as the source of authoritative U.S. GAAP for non-governmental entities, in addition to guidance issued by the Securities and Exchange Commission, or the SEC. The Codification supersedes all then-existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. We adopted the Codification as of September 30, 2009, and it impacted our disclosures by eliminating all references to pre-Codification standards.

We adopted the revised guidance issued by FASB on the accounting for business combinations, effective January 1, 2009. The revised guidance retains the fundamental requirements from previous guidance that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The revised guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The revised guidance also requires us to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

We adopted the new guidance issued by FASB on the accounting for noncontrolling interests, effective January 1, 2009. The new guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The new guidance requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that results in deconsolidation. The presentation and disclosure of the new guidance have been applied retrospectively for all periods presented. The adoption of the new guidance resulted in reclassification of noncontrolling interest in the amount of $256.0 million to shareholders’ equity as at December 31, 2008.

We adopted new guidance issued by FASB on the disclosures about derivative instruments and hedging activities, effective January 1, 2009. The new guidance expands the disclosure requirements and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

We adopted the new guidance issued by FASB on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly, effective April 1, 2009. The new guidance provides additional guidance on: (1) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to the normal market activity for the asset or liability, and (2) identifying transactions that are not orderly. The new guidance has been applied prospectively; retrospective application was not permitted. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

We adopted the new guidance issued by FASB for the accounting for other-than-temporary impairments, or OTTI, effective April 1, 2009. The new guidance provides guidance on the recognition and presentation of OTTI for available-for-sale and held-to-maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the new guidance requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on our earnings. The new guidance also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information, as well as information about how the credit loss component of the OTTI charge was determined, and requires a roll forward of such amount for each reporting period. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

We adopted the new guidance issued by FASB for the interim disclosures about fair value of financial instruments, effective April 1, 2009. The new guidance extends the disclosure requirements about fair value of financial instruments to interim financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the new guidance did not have a material impact on the consolidated financial statements. To facilitate period-to-period comparisons, certain amounts in the 2008 consolidation financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on our consolidated net income.

We adopted the revised guidance issued by FASB for recognizing and measuring pre-acquisition contingencies in a business combination, effective April 1, 2009. The revised guidance amends the prior guidance by requiring that assets acquired or liabilities assumed in a business combination that arise from contingencies be recognized at fair value only if fair value can be reasonably estimated; otherwise the asset or liability should generally be recognized at reasonable estimate of the amount of loss. The revised guidance removes the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

We adopted the new guidance issued by FASB for the accounting for subsequent events, effective June 30, 2009. The new guidance, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

Results of Operations

The following table sets forth our selected consolidated statements of earnings data for each of the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$16,104	$25,151	$31,918
Net investment income	81,371	26,601	64,087
Net realized gains (losses)	4,237	(1,655)	249

	101,712	50,097	96,254

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities
Reduction in estimates of net ultimate losses	(274,825)	(161,437)	(30,745)
(Reduction) increase in provisions for bad debt	(11,718)	(36,136)	1,746
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(50,412)	(69,056)	(22,014)
Amortization of fair value adjustments	77,328	24,525	26,531

	(259,627)	(242,104)	(24,482)
Salaries and benefits	68,454	56,270	46,977
General and administrative expenses	46,902	53,357	31,413
Interest expense	17,583	23,370	4,876
Net foreign exchange loss (gain)	23,787	14,986	(7,921)

	(102,901)	(94,121)	50,863

Earnings before income taxes and share of net loss of partly owned company	204,613	144,218	45,391
Income taxes	(27,605)	(46,854)	7,441
Share of net loss of partly owned company	—	(201)	—

Earnings before extraordinary gain	177,008	97,163	52,832
Extraordinary gain — negative goodwill	—	50,280	15,683

NET EARNINGS	177,008	147,443	68,515
Less: Net earnings attributable to noncontrolling interest (including share of extraordinary gain of $nil, $15,084 and $nil)	(41,798)	(65,892)	(6,730)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$135,210	$81,551	$61,785

Comparison of Year Ended December 31, 2009 and 2008

We reported consolidated net earnings, before extraordinary item and net earnings attributable to noncontrolling interest, of approximately $177.0 million and $97.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in earnings of approximately $79.8 million was primarily attributable to the following:

(i) an increase in investment income (net of realized gains/(losses)) of $60.7 million primarily as a result of an increase, in 2009, in the fair value of our private equity portfolio classified as other investments of $5.2 million as compared to a writedown in 2008 of $84.1 million, partially offset by lower investment income reflecting the impact of lower global short-term and intermediate interest rates;

(ii) a larger net reduction in ultimate loss and loss adjustment expense liabilities of $17.5 million;

(iii) reduced interest expense of $5.8 million due primarily to an overall reduction in loan facility balances outstanding as at December 31, 2009 along with lower interest rates on outstanding term loan facility agreements;

(iv) a reduction in general and administrative expenses of $6.5 million due primarily to elimination of loan structure fees that were paid in 2008, partially offset by increased professional fees; and

(v) a reduction in income taxes of $19.2 million due to lower tax liabilities recorded on the results of our taxable subsidiaries; partially offset by

(vi) an increase in net foreign exchange losses of $8.8 million primarily due to our holding of surplus U.S. dollars in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar has weakened against the Australian dollar; and

(vii) an increase in salary and benefits costs of $12.2 million due primarily to increased salary costs related to our discretionary bonus plan as a result of increased net earnings in the year.

We recorded noncontrolling interest in earnings of $41.8 million and $65.9 million for the years ended December 31, 2009 and 2008, respectively. Included within the December 31, 2008 noncontrolling interest balance of $65.9 million was $15.1 million of noncontrolling interest relating to the extraordinary gain of $50.3 million. Net earnings attributable to Enstar Group Limited increased from $81.6 million for the year ended December 31, 2008 to $135.2 million for the year ended December 31, 2009.

Consulting Fees:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$49,617	$54,158	$(4,541)
Reinsurance	(33,513)	(29,007)	(4,506)

Total	$16,104	$25,151	$(9,047)

We earned consulting fees of approximately $16.1 million and $25.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease in consulting fees relates primarily to decreased management and incentive fees earned from third-party agreements.

Internal management fees of $33.5 million and $29.0 million were paid for the years ended December 31, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies. The increase in internal management fees was due to increased management fees received from reinsurance companies we acquired during 2008.

Net Investment Income and Net Realized Gains/(Losses):

	Year Ended December 31,
				Net Realized
	Net Investment Income			Gains/(Losses)
	2009	2008	Variance	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$1,894	$(20,248)	$22,142	$—	$—	$—
Reinsurance	79,477	46,849	32,628	4,237	(1,655)	5,892

Total	$81,371	$26,601	$54,770	$4,237	$(1,655)	$5,892

Net investment income for the year ended December 31, 2009 increased by $54.8 million to $81.4 million, as compared to $26.6 million for the year ended December 31, 2008. The increase was primarily attributable the combination of the following items:

(i) an increase of $5.2 million, for the year ended December 31 2009, in the fair value of our private equity investments classified as other investments as compared to a writedown of $84.1 million for the year ended December 31 2008; partially offset by

(ii) lower investment income from fixed maturities and cash and cash equivalents, reflecting the impact of lower global short-term and intermediate interest rates — the average U.S. Federal Funds Rate decreased from 2.09% for the year ended December 31, 2008 to 0.25% for the year ended December 31, 2009.

The average return on the cash, equities and fixed maturities investments (excluding any writedowns or appreciation related to our other investments) for the year ended December 31, 2009 was 2.13%, as compared to the average return of 4.62% for the year ended December 31, 2008. The average Standard & Poor’s credit rating of Enstar’s fixed income investments at December 31, 2009 was AA.

Net realized gains (losses) for the year ended December 31, 2009 and 2008 were $4.2 million and $(1.7) million, respectively. The increase was due primarily to mark-to-market gains earned during 2009 on our equity portfolios.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the Codification, we have categorized our investments recorded at fair value as of December 31, 2009 among levels as follows:

	December 31, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

	December 31, 2008
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$326,404	$—	$326,404
Non-U.S. government	—	25,479	—	25,479
Corporate	—	259,299	—	259,299
Residential mortgage-backed	—	2,349	—	2,349
Commercial mortgage-backed	—	—	352	352
Asset backed	—	13,472	—	13,472
Equities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total investments	$3,747	$627,003	$60,589	$691,339

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(in thousands of U.S. dollars)

Net losses paid	$(257,414)	$(174,013)
Net change in case and LAE reserves	214,079	147,576
Net change in IBNR	318,160	187,874

Reduction in estimates of net ultimate losses	274,825	161,437
Reduction in provisions for bad debt	11,718	36,136
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	50,412	69,056
Amortization of fair value adjustments	(77,328)	(24,525)

Net reduction in ultimate loss and loss adjustment expense liabilities	$259,627	$242,104

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2009 of $259.6 million was attributable to a reduction in estimates of net ultimate losses of $274.8 million, a reduction in aggregate provisions for bad debts of $11.7 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $50.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $77.3 million.

The reduction in estimates of net ultimate losses of $274.8 million comprised net incurred loss development of $43.3 million and reductions in IBNR reserves of $318.2 million. The decrease in the estimate of IBNR loss reserves of $318.2 million was comprised of $158.4 million relating to asbestos liabilities, $17.0 million relating to environmental liabilities and $142.8 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2009. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2009, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development of $43.3 million, whereby net advised case and LAE reserves of $214.1 million were settled for net paid losses of $257.4 million, related to the settlement of non-commuted losses in the year and approximately 79 commutations of assumed and ceded exposures. Commutations provide an opportunity for the entity to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 79 commutations completed during 2009, two related to our top ten insured and/or reinsured exposures. The remaining 77 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. Approximately 76% of commutations completed in 2009 related to commutations completed during the three months ended December 31, 2009. Subsequent to the year end, one of our insurance entities completed a commutation of another of one of our top ten reinsured exposures. The combination of the claims settlement activity in 2009, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2009 related to such exposures compared to prior forecasts as well as the impact of the commutation that was completed subsequent to the year end), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $318.2 million in 2009.

The reduction in aggregate provisions for bad debt of $11.7 million was as a result of the collection, primarily during the three months ended March 31, 2009, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the year ended December 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of January 1	$2,798,287	$1,591,449
Less: total reinsurance reserve recoverables	394,575	427,964

	2,403,712	1,163,485
Effect of exchange rate movement	73,512	(124,989)
Net reduction in ultimate loss and loss adjustment expense liabilities	(259,627)	(242,104)
Net losses paid	(257,414)	(174,013)
Acquired on acquisition of subsidiaries	114,595	1,408,046
Retroactive reinsurance contracts assumed	56,630	373,287

Net balance as at December 31	2,131,408	2,403,712
Plus: total reinsurance reserve recoverables	347,728	394,575

Balance as at December 31	$2,479,136	$2,798,287

Salaries and Benefits:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$37,281	$33,196	$(4,085)
Reinsurance	31,173	23,074	(8,099)

Total	$68,454	$56,270	$(12,184)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $68.5 million and $56.3 million for the years ended December 31, 2009 and 2008, respectively.

The increase in salaries and benefits was primarily attributable to:

(i) an increase in the discretionary bonus expense in our reinsurance segment for the year ended December 31, 2009 of $9.5 million. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability;

(ii) increased staff costs due to an increase in average staff numbers from 248 for the year ended December 31, 2008 to 287 for the year ended December 31, 2009; partially offset by

(iii) lower U.S. dollar costs of our U.K.-based staff following a reduction in the average British Pound exchange rate from approximately 1.8524 to 1.5670 for the years ended December 31, 2008 and 2009, respectively. Of our total headcount as at December 31, 2009 and December 31, 2008, approximately 67% and 65%, respectively, were paid in British pounds.

General and Administrative Expenses:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$19,870	$17,289	$(2,581)
Reinsurance	27,032	36,068	9,036

Total	$46,902	$53,357	$6,455

General and administrative expenses attributable to the reinsurance segment decreased by $9.0 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. For the year ended December 31, 2008, we incurred approximately $13.0 million of bank loan structure fees in respect of acquisitions we completed during 2008. For the year ended December 31, 2009 we did not incur any such fees. The reduced expenses in 2009 relating to lower bank loan structure fees were partially offset by increased costs associated with new companies acquired during 2008 along with increased professional fees due in part to legal fees incurred in respect of issues around the lawsuit disclosed in “Legal Proceedings” on page 58 of this filing.

Interest Expense:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	17,583	23,370	5,787

Total	$17,583	$23,370	$5,787

Interest expense of $17.6 million and $23.4 million was recorded for the year ended December 31, 2009 and 2008, respectively. The decrease in interest expense was primarily attributable to the combination of:

(i) a reduction in the principal balance on the loan facilities of our subsidiary, Cumberland Holdings Limited, relating to the Gordian acquisition, or the Cumberland Loan Facilities. During 2009, we repaid approximately $148.3 million of the outstanding principal on the Cumberland Loan Facilities reducing the outstanding principal balance from approximately $222.6 million as at December 31, 2008 to $74.3 million as of December 31, 2009;

(ii) a reduction in the average Australian LIBOR interest rate on the Cumberland Loan Facilities between the years ended December 31, 2008 and December 31, 2009; and

(iii) a reduction in the average Australian dollar exchange rate from approximately 0.8521 to 0.7934 between the years ended December 31, 2008 and December 31, 2009; partially offset by

(iv) an increase in interest costs associated with the loan facilities of our subsidiary, Royston, relating to the Unionamerica acquisition, which we entered into on December 30, 2008.

Foreign Exchange (Loss)/Gain:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$920	$(1,167)	$2,087
Reinsurance	(24,707)	(13,819)	(10,888)

Total	$(23,787)	$(14,986)	$(8,801)

We recorded a foreign exchange loss of $23.8 million for the year ended December 31, 2009, as compared to a foreign exchange loss of $15.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, $35.6 million (including noncontrolling interests’ share of $10.7 million) of the foreign exchange loss arose primarily due to Gordian’s (our Australian subsidiary) holdings of surplus U.S. dollar denominated assets at a time when the U.S. dollar had weakened significantly against the Australian dollar. As at December 31, 2009, Gordian continued to hold surplus U.S. dollar denominated assets, whereas the functional currency of Gordian is Australian dollars.

Excluding the foreign exchange loss in Gordian of $35.6 million, exchange gains of $11.8 million were generated during the year primarily as a result of our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound exchange rate to the U.S. dollar had increased from approximately £1 = $1.4593 as at January 1, 2009 to £1 = $1.6170 as at December 31, 2009. Since letters of credit are in excess of the British pound liabilities held by our subsidiaries, the subsidiary companies were unable to match the surplus assets against liabilities during the year, resulting in the foreign exchange gain. As at December 31, 2009, we continue to hold surplus British pounds relating to cash collateral required to support our British pound denominated letters of credit.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the year ended December 31, 2009, we recorded in our consolidated statement of comprehensive income cumulative translation adjustment gains for the year ended December 31, 2009 of $48.9 million, as compared to losses of $51.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, these gains arose primarily as a result of cumulative translation adjustments of $48.8 million, net of noncontrolling interest of $20.9 million, relating to Gordian. We have concluded that under the Foreign Currency Matters topic of FASB ASC, or ASC 830, the functional currency of Gordian is Australian dollars. As a result, upon conversion of the net Australian dollar assets of Gordian to U.S. dollars, we recorded $48.8 million, net of noncontrolling interest of $20.9 million, of U.S. dollar cumulative translation adjustment gains through accumulated other comprehensive income. This gain was due primarily to the appreciation in the Australian to U.S. dollar foreign exchange rate from AU$1 = $0.7026 as at December 31, 2008, to AU$1 = $0.8977 at December 31, 2009.

As our functional currency is the U.S. dollar, we seek to manage our exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities, subject to regulatory constraints.

The net impact on shareholders’ equity of foreign exchange movements relating to Gordian in 2009 is summarized in the table below:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	(in thousands of U.S. dollars)

Foreign exchange (losses) gains recorded through earnings (related primarily to the holding of surplus U.S. dollar denominated short-term investments) (net of noncontrolling interest of $10.7 million and $11.0 million, respectively)	$(24,888)	$25,598
Foreign exchange gains (losses) recorded through accumulated other comprehensive income (net of noncontrolling interest of $20.9 million and $18.4 million, respectively)	48,753	(42,793)

Combined increase (decrease) in shareholders’ equity	$23,865	$(17,195)

Income Tax (Expense)/Recovery:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$(2,402)	$511	$(2,913)
Reinsurance	(25,203)	(47,365)	22,162

Total	$(27,605)	$(46,854)	$19,249

We recorded income tax expense of $27.6 million and $46.9 million for the years ended December 31, 2009 and 2008, respectively.

Income tax expense of $25.2 million and $47.4 million were recorded in the reinsurance segment for the years ended December 31, 2009 and 2008, respectively. The decrease arose primarily due to a reduction in tax expense for the Cumberland group, which owns our Australian subsidiary, Gordian, from $46.3 million in 2008 down to $7.9 million in 2009, due primarily to a reduction in income earned in 2009 as compared to 2008. Reduced income at the local Gordian level for the year ended December 31, 2009 was primarily attributable to foreign exchange losses on surplus U.S. dollars. The reduction in tax expense attributable to Gordian for the year ended December 31, 2009 was partially offset by tax expense recorded by Unionamerica of approximately $20.4 million.

Negative Goodwill:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	—	50,280	(50,280)

Total	$—	$50,280	$(50,280)

Negative goodwill of $nil and $50.3 million, was recorded for the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2008, the negative goodwill of $50.3 million was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess was, in accordance with ASC 805, recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, September 30, 2007, and the date the acquisition closed, March 5, 2008.

Noncontrolling Interest:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	41,798	50,808	9,010
Reinsurance — extraordinary gain	—	15,084	15,084

Total	$41,798	$65,892	$24,094

We recorded a noncontrolling interest in earnings of $41.8 million and $65.9 million (including $15.1 million of an extraordinary gain related to negative goodwill) for the years ended December 31, 2009 and 2008, respectively. The decrease for the year ended December 31, 2009, excluding the noncontrolling interest in negative goodwill of $15.1 million relating to the Gordian acquisition, related to the decrease in earnings for those entities that have noncontrolling interests.

Comparison of Year Ended December 31, 2008 and 2007

We reported consolidated net earnings of approximately $81.6 million for the year ended December 31, 2008 compared to consolidated net earnings of approximately $61.8 million for 2007. The increase in earnings of approximately $19.8 million was primarily a result of the following:

(i) increased reduction in ultimate loss and loss adjustment expense liabilities of $217.6 million primarily as a result of favorable loss development and larger commutations of assumed liabilities; and

(ii) an increase in negative goodwill of $19.5 million (net of minority interest of $15.1 million in 2008) relating to the acquisition of Gordian in March 2008; partially offset by

(iii) a decrease in investment income (net of realized (losses)/gains) of $39.4 million, primarily due to writedowns of approximately $84.1 million in the fair values of our private equity investments classified as other investments, partially offset by additional investment income earned in the year as a result of increased cash and investments balances relating to acquisitions completed in 2008;

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

(vii) an increase in noncontrolling interests’ share of net earnings of $44.1 million as a result of higher earnings in those subsidiaries with minority shareholders; and

(viii) increased interest expense of $18.5 million attributable to an increase in bank borrowings used in the funding of the acquisitions completed in 2008.

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

Net investment income for the year ended December 31, 2008 decreased by $37.5 million to $26.6 million, as compared to $64.1 million for the year ended December 31, 2007. The decrease in net investment income was primarily attributable to cumulative writedowns of approximately $84.1 million in the fair value of our private equity investments held by us as other investments. The writedowns in our private equity investments were primarily related to mark-to-market adjustments in the fair value of their underlying assets, which were primarily investments in financial institutions, arising as a result of the global credit and liquidity crises. The writedowns were partially offset by the increased net investment income earned by the companies we acquired during 2008.

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

Net realized (losses) gains for the year ended December 31, 2008 and 2007 were $(1.7) million and $0.2 million, respectively. The increase in net realized losses arose primarily as a result of mark-to-market adjustments in our equity portfolio securities held as trading.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(in thousands of U.S. dollars)

Net losses paid	$(174,013)	$(20,422)
Net change in case and LAE Reserves	147,576	19,406
Net change in IBNR	187,874	31,761

Reduction in estimates of net ultimate losses	161,437	30,745
Reduction (increase) in provisions for bad debt	36,136	(1,746)
Reduction in provisions for unallocated loss adjustment expense liabilities	69,056	22,014
Amortization of fair value adjustments	(24,525)	(26,531)

Net reduction in ultimate loss and loss adjustment expense liabilities	$242,104	$24,482

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

The net reduction in ultimate loss and loss adjustment liabilities for 2008 of $242.1 million was attributable to a reduction in estimates of net ultimate losses of $161.4 million, a reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed below) and a reduction in estimates of loss adjustment expense liabilities of $69.1 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $24.5 million.

The reduction in estimates of net ultimate losses of $161.4 million comprised the following:

(i) A reduction in estimates of net ultimate losses of $21.7 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. Net incurred loss development relating to this entity of $21.6 million was offset by reductions in IBNR reserves of $94.8 million and reductions in provisions for bad debt of $3.1 million, resulting in a net reduction in estimates of ultimate losses of $76.3 million. The entity in question benefited, until December 18, 2008, from substantial stop loss reinsurance protection whereby $54.6 million of the net reduction in ultimate losses of $76.3 million was ceded to a single AA- rated reinsurer such that we retained a reduction in estimates of net ultimate losses relating to this entity of $21.7 million. On December 18, 2008, we commuted the stop loss reinsurance protection with the reinsurer for the receipt of $190.0 million payable by the reinsurer to us over four years together with interest compounded at 3.5% per annum. The commutation resulted in no significant financial impact to us. The decrease in the estimate of IBNR loss reserves of $94.8 million was comprised of $77.7 million relating to asbestos liabilities, $9.0 million relating to environmental liabilities and $8.1 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2008. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2008, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the trend of loss development relating to non-commuted policies compared to prior forecasts. The net favorable incurred loss development relating to this entity of $21.6 million, whereby advised net case reserves of $25.0 million were settled for net paid losses of $46.6 million, primarily related to six commutations of assumed and ceded liabilities completed during 2008. Commutations provide an opportunity for the entity to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. Of the six commutations completed for this entity, of which the three largest were completed during the three months ended December 31, 2008, one was among its top ten assumed exposures. The remaining five commutations were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2008, including commutations, with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $94.8 million in 2008.

(ii) A reduction in estimates of net ultimate losses of $139.7 million in our remaining insurance and reinsurance entities comprised net favorable incurred loss development of $24.1 million and reductions in IBNR reserves of $115.6 million. The decrease in the estimate of IBNR loss reserves of $115.6 million was comprised of $23.8 million relating to asbestos liabilities, $1.8 million relating to environmental liabilities and $90.0 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The loss data pertained to the reduced historical loss development of our exposures not commuted in 2008. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2008, which was comprised of the settlement of advised case reserves below their prior period carried amounts, commutations completed and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $24.1 million, whereby net advised case and LAE reserves of $123.5 million were settled for net paid losses of $99.4 million, primarily related to the settlement of non-commuted losses in the year below carried reserves and approximately 59 commutations of assumed and ceded exposures at less than case and LAE reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 59 commutations completed during 2008 for our remaining reinsurance and insurance companies, two (both of which were completed during the three months ended December 31, 2008) were among our top ten insured and/or reinsured exposures. The remaining 57 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. Approximately 82% of commutations completed in 2008 related to commutations completed during the three months ended December 31, 2008. The combination of the claims settlement activity in 2008, including commutations, with the actuarial estimation of IBNR reserves required for the remaining noncommuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $115.6 million in 2008.

Another of our reinsurance companies has retrocessional arrangements providing for full reinsurance of all risks assumed. During the year, this entity commuted its largest assumed liability and related retrocessional protection whereby the subsidiary paid net losses of $222.0 million and reduced net IBNR by the same amount, resulting in no gain or loss to us.

The reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of our entities that benefited from substantial stop loss reinsurance protection discussed above) was comprised of: (1) $13.7 million as a result of the collection, primarily during the three months ended December 31, 2008, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, (2) $8.5 million as a result of the revision of estimates of bad debt provisions following the receipt of new information during the three months ended December 31, 2008 and (3) $13.9 million as a result of reduced exposures to reinsurers with bad debt provisions following the commutation of assumed liabilities.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2008 and 2007. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2008	2007
	(in thousands of U.S. dollars)

Balance as of January 1	$1,591,449	$1,214,419
Less: Reinsurance reserves recoverables	427,964	342,160

	1,163,485	872,259
Net reduction in ultimate losses and loss adjustment expense liabilities	(242,104)	(24,482)
Net losses paid	(174,013)	(20,422)
Effect of exchange rate movement	(124,989)	18,625
Retroactive reinsurance contracts assumed	373,287	—
Acquired on acquisition of subsidiaries	1,408,046	317,505

Net Balance as of December 31	$2,403,712	$1,163,485
Plus: Reinsurance reserves recoverable	394,575	427,964

Balance as of December 31	$2,798,287	$1,591,449

Salaries and Benefits:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$33,196	$36,222	$3,026
Reinsurance	23,074	10,755	(12,319)

Total	$56,270	$46,977	$(9,293)

Salaries and benefits, which include expenses relating to our incentive bonus and employee share plans, were $56.3 million and $47.0 million for the years ended December 31, 2008 and 2007, respectively. The increase of $12.3 million relating to the reinsurance segment, for the year ended December 31, 2008, was primarily attributable to an increase of $3.6 million in the accrual related to our incentive bonus plan as well as $8.5 million of additional salary costs of staff directly employed by reinsurance companies that were newly acquired in 2008. In total, we had 292 staff members as of December 31, 2008 as compared to 221 as of December 31, 2007.

Bonus accrual expenses related to our discretionary bonus plan are variable and dependent on our overall profitability.

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

We recorded a foreign exchange loss of $15.0 million for the year ended December 31, 2008, as compared to a foreign exchange gain of $7.9 million for the same period in 2007. For the year ended December 31, 2008, the foreign exchange loss arose primarily as a result of the following: 1) approximately $36.6 million, before noncontrolling interest, of foreign exchange gains due to Gordian’s holding of surplus U.S. dollar denominated assets at a time when the U.S. dollar has strengthened significantly against the Australian dollar in the period from the date of acquisition, March 5, 2008, to December 31, 2008 (as at December 31, 2008, Gordian continued to hold surplus U.S. dollar denominated assets, whereas the functional currency of Gordian is Australian dollars) offset by

2) approximately $51.6 million of other foreign exchange losses within the company which were primarily the result of our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound exchange rate to the U.S. dollar had decreased from approximately £1 = $1.993 as at January 1, 2008 to £1 = $1.4593 as at December 31, 2008. Since letters of credit are in excess of the British pound liabilities held by our subsidiaries, the subsidiary companies were unable to match the surplus assets against liabilities during the year, resulting in the foreign exchange loss.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the year ended December 31, 2008, we recorded in our consolidated statement of comprehensive income cumulative translation adjustment losses for the year ended December 31, 2008 of $51.0 million, as compared to gains of $1.5 million for the year ended December 31, 2007.

For the year ended December 31, 2008, these losses arose primarily as a result of cumulative translation adjustments of $42.8 million, net of noncontrolling interest of $18.4 million, relating to Gordian. We concluded that under the provisions of ASC 830 the functional currency of Gordian is Australian dollars. As a result, upon conversion of the net Australian dollar assets of Gordian to U.S. dollars, we recorded $42.8 million, net of noncontrolling interest of $18.4 million, of U.S. dollar cumulative translation adjustment losses through accumulated other comprehensive income. This loss was due primarily to the decrease in the Australian to U.S. dollar foreign exchange rate from AU$1 = $0.9185 at the acquisition date, March 5, 2008, to AU$1 = $0.7026 at December 31, 2008.

As our functional currency is the U.S. dollar, we seek to manage our exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities, subject to regulatory constraints.

The net impact on shareholders’ equity of foreign exchange losses relating to Gordian in 2008 is summarized in the table below:

Year Ended December 31, 2008
(in thousands of U.S. dollars)

Foreign exchange gains recorded through earnings (related primarily to the holding of surplus U.S. dollar denominated short-term investments) (net of noncontrolling interest of $11.0 million)	$25,598
Foreign exchange losses recorded through accumulated other comprehensive income (net of noncontrolling interest of $18.4 million)	(42,793)

Combined decrease in shareholders’ equity	$(17,195)

Income Tax (Expense)/Recovery:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$511	$(597)	$1,108
Reinsurance	(47,365)	8,038	(55,403)

Total	$(46,854)	$7,441	$(54,295)

We recorded an income tax (expense)/recovery of $(46.9) million and $7.4 million for the years ended December 31, 2008 and 2007, respectively.

The increase in income tax expense of $54.3 million was related primarily to cumulative tax expense on pre-tax earnings of $105.6 million recorded by Gordian and Guildhall, which we acquired in 2008.

Noncontrolling Interest:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(50,808)	(6,730)	(44,078)

Total	$(50,808)	$(6,730)	$(44,078)

We recorded a noncontrolling interest in earnings of $50.8 million and $6.7 million for the years ended December 31, 2008 and 2007, respectively. The total for the year ended December 31, 2008 relates to the noncontrolling economic interest held by third parties in the earnings of: 1) Gordian, Guildhall, Shelbourne, Goshawk, Royston and EPIC — all 2008 acquisitions; and 2) Hillcot. For the same period in 2007, the noncontrolling interest related was in respect of Hillcot and Shelbourne only.

Negative Goodwill:

	Year Ended December 31,
	2008	2007	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	35,196	15,683	19,513

Total	$35,196	$15,683	$19,513

Negative goodwill of $35.2 million (net of noncontrolling interest of $15.1 million) and $15.7 million, was recorded for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2008, the negative goodwill of $35.2 million was earned in connection with our acquisition of Gordian and represents the excess of the cumulative fair value of net assets acquired of $455.7 million over the cost of $405.4 million. This excess has, in accordance with ASC 805, been recognized as an extraordinary gain in 2008. The negative goodwill arose primarily as a result of the income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, September 30, 2007, and the date the acquisition closed, March 5, 2008.

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

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, United States, Australia and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. As of December 31, 2009 and 2008, our insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital.

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

We maintain a short duration conservative investment strategy whereby, as of December 31, 2009, 41.8% of our fixed income portfolio was held with a maturity of less than one year and 84.6% had maturities of less than five years. Excluding the impact of commutations and any schemes of arrangement, should they be completed, we expect approximately 14.4% of the gross reserves to be settled within one year and approximately 61.7% of the reserves to be settled within five years. However, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses to less than five years. Therefore, the relatively short-duration investment portfolio is maintained in order to provide liquidity for commutation opportunities and preclude us from having to liquidate longer dated securities. As a result, we do not anticipate having to sell longer dated investments in order to meet future policyholder liabilities. However, if we had to sell a portion of our held-to-maturity portfolio to meet policyholder liabilities we would, at that point, amend the classification of the held-to-maturity portfolio to an available-for-sale portfolio. This reclassification would require the investment portfolio to be recorded at market value as opposed to amortized cost. As of December 31, 2009, such a reclassification would result in an insignificant increase in the value of our cash and investments, reflecting the unrealized gain position of the held-to-maturity portfolio as of December 31, 2009.

At December 31, 2009, total cash and investments were $3.3 billion, compared to $3.5 billion at December 31, 2008.

Reinsurance Recoverables

Our acquired reinsurance subsidiaries use retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $397.6 million and $397.5 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, we had total reinsurance recoverables of $638.3 million and $672.7 million, respectively, of which $395.4 million and $254.2 million, respectively, were associated with three and two Standard & Poor’s AA- or higher rated reinsurers, which each represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

During 2009 and 2008, we completed two and eight acquisitions, respectively, of insurance companies in run-off and entered into one and four RITC transactions with Lloyd’s syndicates over the same time frame. These transactions included the acquisition of additional reinsurance balances receivable together with the related provisions for uncollectible reinsurance. The aggregate provision for uncollectible reinsurance recoverable at December 31, 2009 amounted to approximately 38.4% of the total reinsurance recoverables balance, before provisions for uncollectible reinsurance, compared to approximately 37.1% at December 31, 2008.

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

Operating

Net cash (used in) provided by our operating activities for the year ended December 31, 2009 was $(198.1) million compared to $157.2 million for the year ended December 31, 2008. This $355.3 million increase in cash flows used in operating activities was primarily due to the following:

1) a reduction in the net sales of trading securities on behalf of policyholders of $179.1 million between 2008 and 2009 due primarily to the funding of the 2008 commutation settlement relating to one such policyholder;

2) reduction in net losses from other investments between 2009 and 2008 of $90.3 million;

3) reduction in losses and loss adjustment expenses between 2009 and 2008 of $236.1 million partially offset by associated changes in net reinsurance balances payable and receivable of $91.7 million.

Net cash provided by our operating activities for the year ended December 31, 2008 was $157.2 million compared to $73.7 million for the year ended December 31, 2007. This increase in cash flows was attributable to net assets assumed on retro-active reinsurance contracts and sales of trading security investments held by us, partially offset by higher general and administrative and interest expenses, for the year ended December 31, 2008 as compared to the year ended December 31, 2007. During 2008, one of our subsidiaries that has retrocessional arrangements providing for full reinsurance of all risks assumed, commuted its largest assumed liability and related retrocessional protection whereby it paid net losses of $222.0 million and reduced net IBNR by the same amount resulting in no net gain or loss to us. In order to fund the commutation settlement, sales of securities that were classified as trading securities were sold, resulting in an increase in net cash provided by operating activities. In addition, during the first quarter of 2008, we entered into four RITC transactions with Lloyd’s syndicates. As a result of entering into these RITC agreements, we acquired net assets of $353.0 million, which were included as part of operating activities.

The cash provided by net movement in trading securities represented 142% of net cash provided by operating activities for the year ended December 31, 2007. The cash provided by net movement in trading securities was due to the combination of:

1) The disposal of fixed maturity investments during the first quarter of 2007 that we had classified as trading in relation to the completion of our restructuring of the fixed maturity investments we acquired on the completion of the acquisitions of Unione and Cavell, which accounted for approximately 80% of the net movement in trading securities within operating activities.

2) The acquisition of Inter-Ocean in February 2007. All of the investments held by Inter-Ocean are classified as trading securities and, in 2007, approximately 20% of the net movement in trading securities shown within operating activities was associated with the trading activity by Inter-Ocean.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of investments. Net cash (used in) provided by investing activities was $(259.8) million during the year ended December 31, 2009 compared to $245.1 million during the year ended December 31, 2008. The change in the investing cash flows between 2009 and 2008 of $504.9 million was primarily due to the following:

(i) a reduction in the number of acquisitions in 2009 as compared to 2008, which resulted in a net reduction of cash flows related to acquisitions of $186.8 million; and

(ii) an increase in the net purchases of available-for-sale and held-to-maturity securities of $409.6 million between 2009 and 2008 due to the decision of our investment committee to increase the allocation to short-duration securities from available cash balances.

Net cash provided by investing activities was $245.1 million during the year ended December 31, 2008 compared to $482.9 million during the year ended December 31, 2007. The decrease in the cash flows provided by investing activities was due to the increase in restricted cash and available-for-sale securities acquired in relation to the acquisitions during the year ended December 31, 2008, the decrease in cash from the sale and maturities of investments and the increase in purchases of available-for-sale investments during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Financing

Net cash (used in) provided by financing activities was $(199.7) million during the year ended December 31, 2009 compared to $624.6 million during the year ended December 31, 2008. The increase in cash used in financing activities of $824.3 million was primarily attributable to the following:

1) reduction in cash received attributable to bank loans from $572.8 million in 2008 to $nil in 2009 due to the significant reduction in the number and size of acquisitions completed in 2009. All of the 2009 acquisitions that were completed were funded from available cash on hand;

2) reduction in cash contributions received from noncontrolling interests from $163.8 million in 2008 to $nil in 2009 due to none of the acquisitions completed in 2009 having a third party participation; and

3) reduction in proceeds from issuance of ordinary shares from 2008 to 2009 of $112.6 million.

Net cash provided by (used in) financing activities was $624.6 million during the year ended December 31, 2007 compared to $(4.5) million during the year ended December 31, 2007. The increase in cash provided by financing activities was primarily attributable to the increase in net proceeds from loan financing; the increase in contributions to surplus of subsidiaries by minority interests in relation to the acquisitions; and proceeds from the issuance of ordinary shares during the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Investments

At December 31, 2009, the maturity distribution of our fixed income investment portfolio was as follows:

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value
	(in thousands of U.S. dollars)

Due in one year or less	$635,010	$4,764	$(583)	$639,191
Due after one year through five years	665,789	15,721	(880)	680,630
Due after five years through ten years	98,337	3,914	(383)	101,868
Due after ten years	29,412	48	(778)	28,682

	1,428,548	24,447	(2,624)	1,450,371
Residential mortgage-backed	18,052	200	(608)	17,644
Commercial mortgage-backed	31,659	1,130	(2,380)	30,409
Asset backed	34,078	477	(564)	33,991

Total	$1,512,337	$26,254	$(6,176)	$1,532,415

For more information, see “Business— Investment Portfolio” on page 26.

Long-Term Debt

Our long-term debt consists of loan facilities put in place at several subsidiaries to partially finance certain of our acquisitions. Our subsidiaries draw down on these facilities at the time of the acquisition, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company. Total amounts of long-term debt outstanding as of December 31, 2009 and 2008 totaled $255.0 million and $391.5 million, respectively, and were comprised as follows:

		December 31,	December 31,
Facility	Date of Facility	2009	2008
		(in thousands of U.S. dollars)

Cumberland — Facility A	March 4, 2008	$—	$90,974
Cumberland — Facility B	March 4, 2008	67,071	66,290
Goshawk — Facility A	October 3, 2008	—	36,766
Goshawk — Facility B	August 14, 2008	—	12,742
Unionamerica — Facility A	December 30, 2008	155,268	152,737
Unionamerica — Facility B	December 30, 2008	32,622	32,025

		$254,961	$391,534

Cumberland

In February 2008, our wholly-owned subsidiary, Cumberland Holdings Limited, or Cumberland, entered into a term facility agreement jointly with a London-based bank and a German bank, or the Cumberland Facility. On March 4, 2008, Cumberland drew down AU$215.0 million (approximately $197.5 million) from the Facility A commitment, or Cumberland Facility A, and AU$86.0 million (approximately $79.0 million) from the Facility B commitment, or Cumberland Facility B, to partially fund the Gordian acquisition.

The interest rate on Cumberland Facility A was LIBOR plus 2.00% and was repayable in five years. Cumberland had fully repaid Cumberland Facility A as of December 31, 2009. The outstanding Cumberland Facility A loan balance as of December 31, 2008 was AU$129.5 million (approximately $91.0 million).

The interest rate on Cumberland Facility B is LIBOR plus 2.75%. Cumberland Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility B was partially repaid during 2009, and as of December 31, 2009, the remaining outstanding loan balance related to the facility was AU$74.7 million (approximately $67.1 million), compared to AU$94.3 million (approximately $66.3 million) as of December 31, 2008. Cumberland Facility B is subject to various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of December 31, 2009, all of the financial covenants relating to Cumberland Facility B were met.

Goshawk

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

On August 12, 2008, we and EAL entered into an amendment and restatement agreement under which the Goshawk Facilities Agreement was amended, or the First Amendment and Restatement Agreement. Under the First Amendment and Restatement Agreement, EAL was entitled to draw $47.5 million to fund the acquisition of Goshawk, or Goshawk Facility A, and we were entitled to draw $12.5 million to partially fund the refinancing of the Existing Debt of $16.3 million, or Goshawk Facility B. On August 14, 2008, we drew down $12.5 million from Goshawk Facility B and on October 3, 2008, EAL drew down $36.1 million from Goshawk Facility A.

On December 22, 2009, we fully repaid the $49.1 million outstanding principal and accrued interest on both Goshawk Facility A and Goshawk Facility B. As of December 31, 2008, loan balances outstanding under Goshawk Facility A and B were $36.8 million and $12.8 million, respectively.

Unionamerica

On December 30, 2008, in connection with the Unionamerica Holdings Limited acquisition, Royston Run-off Limited, or Royston, borrowed the full amount of $184.6 million available under a term facilities agreement, or the Unionamerica Facilities Agreement, with National Australia Bank Limited, or NABL. Of that amount, Royston borrowed $152.6 million under Facility A, or Unionamerica Facility A, and $32.0 million under Facility B, or Unionamerica Facility B. As of December 31, 2009, the remaining outstanding loan balances related to Unionamerica Facilities A and B were $155.3 million and $32.6 million, respectively, compared to $152.7 million and $32.0 million, respectively, as of December 31, 2008.

The loans are secured by a lien covering all of the assets of Royston. Unionamerica Facility A is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. Unionamerica Facility B is repayable within four years from October 3, 2008. On August 4, 2009, Royston entered into an amendment and restatement of the Unionamerica Facilities Agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by us of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Unionamerica Facilities Agreement), the lenders may declare that all amounts outstanding under the Unionamerica Facilities Agreement are immediately due and payable, declare that all borrowed amounts be paid upon demand, or proceed against the security. Amounts outstanding under the Unionamerica Facilities Agreement are also subject to acceleration by the lenders in the event of a change of control of Royston, successful application by Royston or certain of its affiliates (other than us) for listing on a stock exchange, or total amounts outstanding under the facilities decreasing below $10.0 million. The Unionamerica Facilities Agreement contains various financial and business covenants for Unionamerica Facilities A and B. As of December 31, 2009, all of the financial covenants relating to the Unionamerica facilities were met. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining to due date as at December 31, 2009. The table does not reflect certain acquisition-related payments potentially due in the future.

		Less Than			More Than
Payments due by period:	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in millions of U.S. dollars)

Contractual Obligations
Investment commitments	$101.1	$30.7	$40.8	$29.6	$—
Operating lease obligations	11.4	3.2	5.2	2.5	0.5
Loan repayments — principal	251.3	—	184.6	66.7	—
Loan repayments — interest	35.6	13.6	17.1	4.9	—
Gross reserves for losses and loss adjustment expenses	2,479.1	356.9	727.9	440.3	954.0

	$2,878.5	$404.4	$975.6	$544.0	$954.5

The amounts included in gross reserves for losses and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” beginning on page 70.

We have an accrued liability of approximately $5.7 million for unrecognized tax benefits as of December 31, 2009. We are not able to make reasonably reliable estimates of the period in which any cash settlements that may arise with any of the respective tax authorities would be made. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

In 2006, we committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2009, the capital contributed to the Flowers Fund was $96.9 million, with the remaining commitment being approximately $3.1 million.

As at December 31, 2009, we guaranteed the obligations of two of our subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $31.5 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at December 31, 2009, we had not recorded any liabilities associated with the guarantees.

On September 10, 2008, we made a commitment to invest an aggregate of $100.0 million in J.C. Flowers Fund III L.P., or Fund III. Our commitment may be drawn down by Fund III over approximately the next six years. As of December 31, 2009, $5.0 million of the commitment had been drawn down. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the founder and Managing Member of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and us.

We have made a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2009, the capital contributed to GSC was $7.0 million, with the remaining commitment being $3.0 million.

On November 2, 2009, we, through our wholly-owned subsidiary, Nordic Run-Off Limited, entered into a definitive agreement for the purchase of Forsakringsaktiebolaget Assuransinvest MF for a purchase price of SEK 78.8 million (approximately $11.1 million). The purchase price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2010.

On January 29, 2010, we, through our wholly-owned subsidiary, PWAC Holdings, Inc, entered into a definitive agreement for the purchase of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. The purchase price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2010.

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2009, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments at December 31, 2009. The modeling of this effect was performed on our investments classified as trading and available-for-sale. A shift in the yield curve would not have an impact on our fixed income investments classified as held-to-maturity as they are carried at purchase cost adjusted for amortization of premiums and discounts. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value
of Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
	−50	−25	0	+25	+50
	(in thousands of U.S. dollars)

Total Market Value	$205,831	$204,437	$203,148	$201,873	$200,609
Market Value Change from Base	1.3%	0.6%	0%	(0.6)%	(1.2)%
Change in Unrealized Value	$2,683	$1,289	$0	$1,275	$2,539

As a holder of fixed income securities and mutual funds, we also have exposure to credit risk. In an effort to minimize this risk, our investment guidelines have been defined to ensure that the fixed income held-to-maturity portfolio is invested in high-quality securities. At December 31, 2009, approximately 65.5% of our fixed income investment portfolio was rated AA or higher by Standard & Poor’s.

At December 31, 2009, reinsurance receivables of $395.4 million were associated with three reinsurers and represented 62.0% of reinsurance balances receivable. These reinsurers are rated AA- or higher by Standard & Poor’s. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

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

Certain of our subsidiaries have the Australian dollar as their functional currency. Fluctuations in foreign currency exchange rates related to these subsidiaries have a direct impact on the valuation of their assets and liabilities denominated in local currencies. All changes in foreign exchange rates, with the exception of our

U.S. dollar denominated investments classified as available-for-sale held by our Australian subsidiaries, are recognized currently in foreign exchange gains (losses) in our consolidated statements of earnings.

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

Regarding our investments, we are currently exposed to currency fluctuations through our investments in respect of: 1) non-U.S. dollar fixed maturities held by our subsidiaries whose functional currency is U.S. dollars; and 2) non-Australian dollar fixed maturities held by our subsidiaries whose functional currency is Australian dollars. The unrealized foreign exchange gains (losses) arising from non-Australian fixed maturities classified as available-for-sale are recorded in accumulated other comprehensive income in our shareholders’ equity.

The table below summarizes our gross and net exposure as of December 31, 2009 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$572.0	$225.3	$57.4	$64.2	$23.1	$942.0
Total Liabilities	536.1	181.8	40.9	41.4	20.8	821.0

Net Foreign Currency Exposure	$35.9	$43.5	$16.5	$22.8	$2.3	$121.0

Excluding any tax effects, as of December 31, 2009, a 10% change in the U.S. dollar relative to the other currencies held by us would have resulted in a $12.1 million change in shareholders’ equity. Excluding any tax effects, as of December 31, 2008, a 10% change in the U.S. dollar relative to the other currencies held by us would have resulted in a $20.2 million change in shareholders’ equity.

The table below summarizes our gross and net exposure as of December 31, 2009 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

	GBP	Euro	USD	CDN	Other	Total
	(in millions of U.S. dollars)

Total Assets	$16.0	$5.3	$204.5	$(0.1)	$2.3	$228.0
Total Liabilities	11.2	12.4	115.3	0.2	0.3	139.4

Net Foreign Currency Exposure	$4.8	$(7.1)	$89.2	$(0.3)	$2.0	$88.6

Excluding any tax effects, as of December 31, 2009, a 10% change in the Australian dollar relative to the other currencies held by us would have resulted in a $8.9 million change in shareholders’ equity. Excluding any tax effects, as of December 31, 2008, a 10% change in the Australian dollar relative to the other currencies held by us would have resulted in a $15.0 million change in shareholders’ equity.

During the year ended December 31, 2009, we no longer had any subsidiaries whose functional currency was British pounds. As of December 31, 2008, a 10% change in the British pound relative to the other currencies held by us would have resulted in a $6.3 million change in shareholders’ equity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited

We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted the new guidance issued by the United States Financial Accounting Standard Board on the accounting for noncontrolling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche

Hamilton, Bermuda
March 3, 2010

ENSTAR GROUP LIMITED

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
	(expressed in thousands of U.S. dollars, except
	share data)

ASSETS
Short-term investments, available for sale, at fair value (amortized cost: 2009 — $45,046; 2008 — $406,712)	$45,206	$406,712
Short-term investments, held to maturity, at amortized cost (fair value: 2009 — $159,333; 2008 — $nil)	159,210	—
Fixed maturities, available for sale, at fair value (amortized cost: 2009 — $69,976; 2008 — $103,452)	69,892	104,797
Fixed maturities, held to maturity, at amortized cost (fair value: 2009 — $1,169,934; 2008 — $598,686)	1,152,330	586,716
Fixed maturities, trading, at fair value (amortized cost: 2009 — $85,775; 2008 — $110,453)	88,050	115,846
Equities, trading, at fair value (cost: 2009 — $21,257; 2008 — $5,087)	24,503	3,747
Other investments, at fair value (cost: 2009 — $165,872; 2008 — $147,652)	81,801	60,237

Total investments	1,620,992	1,278,055
Cash and cash equivalents	1,266,445	1,866,546
Restricted cash and cash equivalents	433,660	343,327
Accrued interest receivable	16,108	21,277
Accounts receivable, net	17,657	15,992
Income taxes recoverable	3,277	—
Reinsurance balances receivable	638,262	672,696
Investment in partly owned company	20,850	20,850
Goodwill	21,222	21,222
Other assets	132,369	118,186

TOTAL ASSETS	$4,170,842	$4,358,151

LIABILITIES
Losses and loss adjustment expenses	$2,479,136	$2,798,287
Reinsurance balances payable	162,576	179,917
Accounts payable and accrued liabilities	60,878	39,340
Income taxes payable	51,854	19,034
Loans payable	254,961	391,534
Other liabilities	85,285	58,808

TOTAL LIABILITIES	3,094,690	3,486,920

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2009:156,000,000; 2008:
156,000,000)
Ordinary shares (issued and outstanding 2009: 13,580,793; 2008: 13,334,353)	13,581	13,334
Non-voting convertible ordinary shares (issued 2009: 2,972,892; 2008: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2009: 2,972,892; 2008:
2,972,892)	(421,559)	(421,559)
Additional paid-in capital	721,120	709,485
Accumulated other comprehensive income (loss)	8,709	(30,871)
Retained earnings	477,057	341,847

Total Enstar Group Limited Shareholders’ Equity	801,881	615,209
Noncontrolling interest	274,271	256,022

TOTAL SHAREHOLDERS’ EQUITY	1,076,152	871,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,170,842	$4,358,151

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(expressed in thousands of U.S.
	dollars, except share and per share data)

INCOME
Consulting fees	$16,104	$25,151	$31,918
Net investment income	81,371	26,601	64,087
Net realized gains (losses)	4,237	(1,655)	249

	101,712	50,097	96,254

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(274,825)	(161,437)	(30,745)
(Reduction) increase in provisions for bad debt	(11,718)	(36,136)	1,746
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(50,412)	(69,056)	(22,014)
Amortization of fair value adjustments	77,328	24,525	26,531

	(259,627)	(242,104)	(24,482)
Salaries and benefits	68,454	56,270	46,977
General and administrative expenses	46,902	53,357	31,413
Interest expense	17,583	23,370	4,876
Net foreign exchange loss (gain)	23,787	14,986	(7,921)

	(102,901)	(94,121)	50,863

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET LOSS OF PARTLY OWNED COMPANY	204,613	144,218	45,391
INCOME TAXES	(27,605)	(46,854)	7,441
SHARE OF NET LOSS OF PARTLY OWNED COMPANY	—	(201)	—

EARNINGS BEFORE EXTRAORDINARY GAIN	177,008	97,163	52,832
Extraordinary gain — Negative goodwill	—	50,280	15,683

NET EARNINGS	177,008	147,443	68,515
Less: Net earnings attributable to noncontrolling interests (including share of extraordinary gain of $nil, $15,084, and $nil, respectively)	(41,798)	(65,892)	(6,730)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$135,210	$81,551	$61,785

EARNINGS PER SHARE — BASIC:
Earnings before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$10.01	$3.67	$3.93
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	2.78	1.34

Net earnings attributable to Enstar Group Limited ordinary shareholders	$10.01	$6.45	$5.27

EARNINGS PER SHARE — DILUTED:
Earnings before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$9.84	$3.59	$3.84
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	2.72	1.31

Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.84	$6.31	$5.15

Weighted average ordinary shares outstanding — basic	13,514,207	12,638,333	11,731,908
Weighted average ordinary shares outstanding — diluted	13,744,661	12,921,475	12,009,683
AMOUNTS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS:
Earnings before extraordinary gain	$135,210	$46,355	$46,102
Extraordinary gain — Negative goodwill	—	35,196	15,683

Net earnings	$135,210	$81,551	$61,785

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(expressed in thousands of
	U.S. dollars)

NET EARNINGS	$177,008	$147,443	$68,515

Other comprehensive income:
Unrealized holding (losses) gains on investments arising during the period	(3,332)	8,525	249
Reclassification adjustment for net realized (gains) losses included in net earnings	(4,237)	1,655	(249)
Currency translation adjustment	69,833	(66,411)	1,470

Total other comprehensive income (loss)	62,264	(56,231)	1,470

Comprehensive income	239,272	91,212	69,985

Less comprehensive income attributable to noncontrolling interests	(64,483)	(46,567)	(6,730)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$174,789	$44,645	$63,255

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008 and 2007

	2009	2008	2007
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of year	$13,334	$11,920	$19
Conversion of shares	—	—	6,029
Issue of shares	170	1,375	5,775
Shares repurchased	—	—	(7)
Share awards granted/vested	77	39	104

Balance, end of year	$13,581	$13,334	$11,920

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$2,973	$2,973	$—
Conversion of shares	—	—	2,973

Balance, end of year	$2,973	$2,973	$2,973

Treasury Shares
Balance, beginning of year	$(421,559)	$(421,559)	$—
Shares acquired, at cost	—	—	(421,559)

Balance, end of year	$(421,559)	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of year	$709,485	$590,934	$111,371
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiary	2,716	—	—
Share awards granted/vested	3,567	2,551	3,665
Shares repurchased	—	—	(16,755)
Issue of shares	5,352	115,392	490,269
Amortization of share awards	—	608	2,384

Balance, end of year	$721,120	$709,485	$590,934

Accumulated Other Comprehensive Income (Loss) Attributable to Enstar Group Limited
Balance, beginning of year	$(30,871)	$6,035	$4,565
Cumulative translation adjustments	48,939	(47,086)	1,470
Net movement in unrealized holding gains on investments	(9,359)	10,180	—

Balance, end of year	$8,709	$(30,871)	$6,035

Retained Earnings
Balance, beginning of year	$341,847	$260,296	$202,655
Adjustment to initially apply ASC 740	—	—	4,858

Adjusted balance, beginning of period	341,847	260,296	207,513
Conversion of shares	—	—	(9,002)
Net earnings attributable to Enstar Group Limited	135,210	81,551	61,785

Balance, end of year	$477,057	$341,847	$260,296

Noncontrolling Interest
Balance, beginning of year	$256,022	$63,437	$55,520
(Return) contribution of capital	(38,010)	161,409	1,187
Equity attributable to noncontrolling interest on acquisition of noncontrolling shareholders’ interest in subsidiary	(7,244)	—	—
Dividends paid	(980)	(15,392)	—
Net earnings attributable to noncontrolling interest	41,798	65,892	6,730
Cumulative translation adjustments	20,894	(19,324)	—

Net movement on unrealized holding gains on investments	1,791	—	—

Balance, end of year	$274,271	$256,022	$63,437

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(expressed in thousands of
	U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$177,008	$147,443	$68,515
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Negative goodwill	—	(50,280)	(15,683)
Share of undistributed net loss (earnings) of partly owned company	—	201	—
Share of net (gain) loss from other investments	(5,157)	85,157	—
Share-based compensation expense	—	608	2,384
Net realized and unrealized investment (gain) loss	(4,237)	1,655	(249)
Other items	6,765	7,656	5,374
Depreciation and amortization	1,138	808	951
Amortization of bond premiums and discounts	5,926	(1,278)	176
Net movement of trading securities held on behalf of policyholders	28,054	207,132	104,363
Sales of trading securities	13,289	—	—
Purchases of trading securities	(17,598)	—	—
Changes in assets and liabilities:
Reinsurance balances receivable	70,166	24,270	118,850
Other assets	(877)	45,301	(7,580)
Losses and loss adjustment expenses	(504,378)	(268,333)	(105,115)
Reinsurance balances payable	(28,268)	(74,042)	(74,472)
Accounts payable and accrued liabilities	11,428	(11,349)	(5,926)
Other liabilities	48,686	42,238	(17,914)

Net cash flows (used in) provided by operating activities	(198,055)	157,187	73,674

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$67,804	$254,613	$5,653
Purchase of available-for-sale securities	(222,891)	(212,342)	(74,827)
Sales and maturities of available-for-sale securities	688,180	263,299	411,573
Purchase of held-to-maturity securities	(873,679)	—	(29,512)
Maturity of held-to-maturity securities	186,092	136,305	229,818
Movement in restricted cash and cash equivalents	(85,005)	(141,475)	(53,358)
Funding of other investments	(17,863)	(33,488)	(11,824)
Purchase of investments in partly owned company	—	(21,387)	—
Other investing activities	(2,452)	(463)	(2,396)

Net cash flows (used in) provided by investing activities	(259,814)	245,062	475,127

FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	$2,796	$115,392	$—
Distribution of capital and dividend to noncontrolling interest	(38,990)	(27,146)	—
Contribution to surplus of subsidiary by noncontrolling interest	—	163,848	1,187
Receipt of loans	—	572,791	42,125
Repayment of loans	(163,490)	(200,301)	(31,032)
Repurchase of shares	—	—	(16,762)

Net cash flows (used in) provided by financing activities	(199,684)	624,584	(4,482)

TRANSLATION ADJUSTMENT	57,452	(155,524)	101

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(600,101)	871,309	544,420
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,866,546	995,237	450,817

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,266,445	$1,866,546	$995,237

Supplement Cash Flow Information
Net income taxes (paid) recovered	$(20,143)	$(6,195)	$5,241
Interest paid	$11,846	$14,853	$4,597

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar” or the “Company”) was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. On January 31, 2007, Enstar completed the merger (the “Merger”) of CWMS Subsidiary Corp., a Georgia corporation and wholly-owned subsidiary of Enstar, with and into The Enstar Group Inc. (“EGI”), a Georgia corporation. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of Enstar. Prior to the Merger, EGI owned an approximately 32% economic and 50% voting interest in Enstar.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation — The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The major estimates reflected in the Company’s financial statements include, but are not limited to, the reserves for losses and loss adjustment expenses and reinsurance balances receivable.

To facilitate period-to-period comparisons in Note 6 to the consolidated financial statements, the Company’s short-term investments as at December 31, 2008 have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net earnings.

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

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

Investments classified as held-to maturity and available-for-sale are reviewed quarterly to determine if they have sustained an impairment of value that is considered to be other than temporary. The process includes reviewing each fixed maturity investment that is impaired and determining: (1) if the Company has the intent to sell the fixed maturity investment; (2) if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment. In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments. If management concludes a security is other-than-temporarily impaired (“OTTI”) then the difference between the fair value and the amortized cost of the security is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s earnings. Realized gains and loss on sales of investments classified as available-for-sale and trading securities are recognized in the consolidated statement of earnings. Investment purchases and sales are recorded on a trade-date basis.

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

The Company’s insurance and reinsurance subsidiaries establish provisions for loss adjustment expenses relating to run-off costs for the estimated duration of the run-off. These provisions are assessed at each reporting date and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off. Provisions relating to the current period together with any adjustments to future run-off provisions are included in loss and loss adjustment expenses in the consolidated statements of earnings.

Reinsurance balances receivable — Amounts receivable from reinsurers are estimated in a manner consistent with the loss reserve associated with the underlying policy.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acquisitions — Goodwill represents the excess of the purchase price over the fair value of the net assets received related to the acquisition of Enstar Limited (formerly “Castlewood Limited”) by Enstar in 2001. The Company performed an initial valuation of its goodwill assets and updates this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company’s goodwill asset. Negative goodwill arises where the fair value of net assets acquired exceeds the purchase price of those acquired assets and has been recognized as an extraordinary gain.

Stock Based Compensation — Compensation costs related to share-based payment transactions are recognized in the financial statements based on the grant date fair value of the award. On May 23, 2006, Enstar entered into an agreement and plan of merger and a recapitalization agreement. As a result of the execution of these agreements, the accounting treatment for share-based awards issued under Enstar’s employee share plan changed from book value to fair value.

Adoption of New Accounting Standards

In June 2009, the United States Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“the Codification”) as the source of authoritative U.S. GAAP for non-governmental entities, in addition to guidance issued by the Securities and Exchange Commission (“SEC”). The Codification supersedes all then-existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. The Company adopted the Codification as of September 30, 2009, and it impacted the Company’s disclosures by eliminating all references to pre-Codification standards.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted the new guidance issued by FASB on the accounting for noncontrolling interests, effective January 1, 2009. The new guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. The new guidance requires consolidated net income to be reported at the amounts that include the amounts attributable to both the parent and the noncontrolling interest. The new guidance also establishes a method of accounting for changes in a parent’s ownership interest in a subsidiary that results in deconsolidation. The presentation and disclosure of the new guidance have been applied retrospectively for all periods presented. The adoption of the new guidance resulted in reclassification of noncontrolling interest in the amount of $256.0 million to shareholders’ equity as at December 31, 2008.

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

The Company adopted the new guidance issued by FASB for the accounting for other-than-temporary impairments (“OTTI”), effective April 1, 2009. The new guidance provides guidance on the recognition and presentation of OTTI for available-for-sale and held-to-maturity fixed maturities (equities are excluded). An impaired security is not recognized as an impairment if management does not intend to sell the impaired security and it is more likely than not it will not be required to sell the security before the recovery of its amortized cost basis. If management concludes a security is other-than-temporarily impaired, the new guidance requires that the difference between the fair value and the amortized cost of the security be presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s earnings. The new guidance also requires extensive new interim and annual disclosure for both fixed maturities and equities to provide further disaggregated information, as well as information about how the credit loss component of the OTTI charge was determined, and requires a roll forward of such amount for each reporting period. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

The Company adopted the new guidance issued by FASB for the interim disclosures about fair value of financial instruments, effective April 1, 2009. The new guidance extends the disclosure requirements about fair value of financial instruments to interim financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the new guidance did not have a material impact on the

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated financial statements. To facilitate period-to-period comparisons, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on the Company’s consolidated net income.

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

The Company adopted the new guidance issued by FASB for the accounting for subsequent events, effective June 30, 2009. The new guidance, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of the new guidance did not have a material impact on the consolidated financial statements.

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

In December 2009, the FASB issued revised guidance for the accounting for transfers of financial assets. The revised guidance eliminates the concept of a “qualifying special-purpose entity”; changes the requirements for derecognizing financial assets; and enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. The revised guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of adopting this revised guidance on the consolidated financial statements.

In January 2010, the FASB issued the revised guidance for the disclosures about fair value measurements. The revised guidance requires additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The revised guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this revised guidance on the consolidated financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2007

EGI and BH

On January 31, 2007, the Company completed the Merger of CWMS Subsidiary Corp., a Georgia corporation and its wholly-owned subsidiary, with and into EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now a wholly-owned subsidiary of the Company.

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

On February 23, 2007, Enstar repurchased 7,180 Enstar ordinary shares from T. Whit Armstrong for total consideration of $0.7 million. This repurchase was done in accordance with the letter agreement dated May 23, 2006, between T. Whit Armstong, T. Wayne Davis and Enstar pursuant to which Enstar agreed to repurchase from Messrs. Armstrong and Davis, upon their request, during a 30-day period commencing January 15, 2007, at then prevailing market prices, such number of Enstar ordinary shares as provided an amount sufficient for Messrs. Armstrong and Davis to pay taxes on compensation income resulting from the exercise of options by them on May 23, 2006 for 50,000 shares of EGI common stock in the aggregate. Mr. Davis did not elect to sell shares under the agreement. Mr. Armstrong is a director of the Company and Mr. Davis was a director of the Company until he resigned in March 2009.

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

Inter-Ocean

On February 23, 2007, the Company, through a wholly-owned subsidiary, completed the acquisition of Inter-Ocean Holdings Ltd. (“Inter-Ocean”) for a total purchase price of approximately $57.5 million. Inter-Ocean owns two reinsurance companies, one based in Bermuda and the other based in Ireland.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$21,049
Restricted cash	24,226
Investments:
Short-term investments, available-for-sale	34,466
Fixed maturities, trading	359,508

Total investments	393,974
Accounts receivable and accrued interest	5,620
Reinsurance balances receivable	149,043
Other assets	40,511
Losses and loss adjustment expenses	(415,551)
Insurance and reinsurance balances payable	(145,317)
Accounts payable	(368)

Net assets acquired at fair value	$73,187

Tate & Lyle

On June 12, 2007, the Company completed the acquisition of Tate & Lyle Reinsurance Ltd. (“Tate & Lyle”) for a total purchase price of approximately $5.9 million. Tate & Lyle is a Bermuda-based reinsurance company in run-off.

The purchase price and fair value of the assets acquired in the Tate & Lyle acquisition were as follows:

Purchase price	$5,788
Direct costs of acquisition	85

Total purchase price	$5,873

Net assets acquired at fair value	$5,873

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$12,625
Restricted cash	4,169
Reinsurance balances receivable	223
Losses and loss adjustment expenses	(11,144)

Net assets acquired at fair value	$5,873

Marlon

On August 28, 2007, the Company completed the acquisition of Marlon Insurance Company Limited, a reinsurance company in run-off, and Marlon Management Services Limited (together, “Marlon”) for a total purchase price of approximately $31.2 million. Marlon are U.K.-based companies.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price and fair value of the assets acquired in the Marlon acquisition were as follows:

Purchase price	$30,845
Direct costs of acquisition	390

Total purchase price	$31,235

Net assets acquired at fair value	$31,235

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$7,237
Restricted cash	5,611
Investments:
Short-term investments, available-for-sale	13,724
Fixed maturities, available-for-sale	31,370

Total investments	45,094
Accounts receivable and accrued interest	658
Reinsurance balances receivable	24,912
Losses and loss adjustment expenses	(45,011)
Insurance and reinsurance balances payable	(5,621)
Accounts payable	(1,645)

Net assets acquired at fair value	$31,235

2008

Guildhall

On February 29, 2008, the Company completed the acquisition of Guildhall Insurance Company Limited (“Guildhall”), a reinsurance company based in the U.K., for total purchase price of £33.4 million (approximately $65.9 million). The purchase price was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from the Flowers Fund, by way of non-voting equity participation; and the balance of approximately £11.9 million (approximately $23.5 million) from available cash on hand. In September 2008, the facility loan was repaid in full.

The purchase price and fair value of the assets acquired in the Guildhall acquisition were as follows:

Purchase price	$65,571
Direct costs of acquisition	303

Total purchase price	$65,874

Net assets acquired at fair value	$65,874

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Cash	$104,888
Restricted cash	4,106
Accounts receivable and accrued interest	4,631
Reinsurance balances receivable	33,298
Losses and loss adjustment expenses	(79,107)
Accounts payable	(1,942)

Net assets acquired at fair value	$65,874

Gordian

On March 5, 2008, the Company completed the acquisition from AMP Limited (“AMP”) of AMP’s Australian-based closed reinsurance and insurance operations (“Gordian”). The total purchase price was approximately AU$436.9 million (approximately $405.4 million) and was financed by AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank (in which the Flowers Fund is a significant shareholder of the German bank); approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand. In August 2009, the facility A portion of the loan was repaid in full.

The purchase price and fair value of the assets acquired in the Gordian acquisition were as follows:

Purchase price	$401,086
Direct costs of acquisition	4,326

Total purchase price	$405,412

Net assets acquired at fair value	$455,692

Excess of net assets over purchase price (negative goodwill)	$50,280
Less noncontrolling interests share of negative goodwill	(15,084)

Negative goodwill attributable to the Company	$35,196

The negative goodwill arose primarily as a result of income earned by Gordian between the date of the balance sheet on which the agreed purchase price was based, June 30, 2007, and the date the acquisition closed, March 5, 2008, and the desire of the vendors to achieve a substantial reduction in regulatory capital requirements and therefore to dispose of Gordian at a discount to fair value.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$341,879
Restricted cash	28,237
Investments:
Short-term investments, available-for-sale	50,930
Fixed maturities, available-for-sale	416,355
Other investments	35,354

Total investments	502,639
Accounts receivable and accrued interest	31,253
Reinsurance balances receivable	99,645
Losses and loss adjustment expenses	(509,638)
Insurance and reinsurance balances payable	(22,660)
Accounts payable	(15,663)

Net assets acquired at fair value	$455,692

Seaton and Stonewall

On June 13, 2008, the Company’s indirect subsidiary, Virginia Holdings Ltd., completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation (“Stonewall”) from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. Stonewall Acquisition Corporation is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The total purchase price of $21.4 million was funded from available cash on hand.

The purchase price of the Company’s 44.4% share of Stonewall and the fair value of the assets acquired were as follows:

Purchase price	$20,444
Direct costs of acquisition	987

Total purchase price	$21,431

Net assets acquired at fair value	$21,431

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the Company’s 44.4% share of the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Cash	$17,873
Investments:
Short-term investments, available-for-sale	1,302
Fixed maturities, available-for-sale	37,917
Equities	425
Other investments	604

Total investments	40,248
Reinsurance balances receivable	187,964
Losses and loss adjustment expenses	(217,044)
Insurance and reinsurance balances payable	(3,049)
Accounts payable	(4,561)

Net assets acquired at fair value	$21,431

On December 3, 2009, Stonewall Acquisition Corporation entered into a definitive agreement for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway) for a purchase price of $56.0 million. Completion of the sale transaction is conditioned on, among other things, regulatory approval and the satisfaction of various customary closing conditions. The Company expects the transaction to close in the first quarter of 2010. Stonewall Acquisition Corporation will continue as the parent of Seaton Insurance Company.

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

The total purchase price of approximately $82.0 million was financed by a drawdown of $36.1 million from a credit facility provided by a London-based bank, a contribution of $11.7 million of the acquisition price from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand.

In connection with the acquisition, Goshawk’s existing bank loan of $16.3 million was refinanced by the drawdown of $12.2 million (net of fees) from a credit facility provided by a London-based bank and $4.1 million from the Flowers Fund. On December 22, 2009, the outstanding principal and interest on the Goshawk facility was fully repaid.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of the Company’s 89.44% share of Goshawk and the fair value of the assets acquired were as follows:

Purchase price	$80,861
Direct costs of acquisition	1,106

Total purchase price	$81,967

Net assets acquired at fair value	$81,967

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$159,301
Reinsurance balances receivable	32,532
Other assets	15,703
Losses and loss adjustment expenses	(80,051)
Insurance and reinsurance balances payable	(20,634)
Accounts payable	(24,884)

Net assets acquired at fair value	$81,967

On November 26, 2009, the Company acquired an additional 10.01% of the outstanding shares of Goshawk that it did not previously own, for a purchase price of approximately $4.7 million. The Company has accounted for acquisition of shares in accordance with the provisions of the Consolidation topic of the Codification. The Company now owns 99.45% of Goshawk’s outstanding shares.

EPIC

On August 14, 2008, the Company completed the purchase of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited (“EPIC”) for a total purchase price of approximately £36.8 million (approximately $69.0 million). The purchase price was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. On October 6, 2008, the Company fully repaid the outstanding principal and accrued interest on the facility.

The purchase price and fair value of the assets acquired in the EPIC acquisition were as follows:

Purchase price	$68,792
Direct costs of acquisition	173

Total purchase price	$68,965

Net assets acquired at fair value	$68,965

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$169,401
Restricted cash	15,929
Fixed maturity investments, available-for-sale	771
Other assets	733
Losses and loss adjustment expenses	(108,616)
Insurance and reinsurance balances payable	(312)
Accounts payable	(8,941)

Net assets acquired at fair value	$68,965

Capital Assurance

On August 18, 2008, the Company completed the acquisition of all of the outstanding capital stock of Capital Assurance Company Inc. and Capital Assurance Services, Inc. for a total purchase price of approximately $5.6 million. Capital Assurance Company, Inc. is a Florida-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the Capital Assurance acquisition were as follows:

Purchase price	$5,338
Direct costs of acquisition	282

Total purchase price	$5,620

Net assets acquired at fair value	$5,620

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$1,162
Investments:
Short-term investments, available-for-sale	28,220
Fixed maturities, available-for-sale	1,686

Total investments	29,906
Reinsurance balances receivable	332
Other assets	1,244
Losses and loss adjustment expenses	(26,265)
Insurance and reinsurance balances payable	(30)
Accounts payable	(729)

Net assets acquired at fair value	$5,620

Hillcot Re

On October 27, 2008, Kenmare Holdings Ltd., a wholly-owned subsidiary of the Company, completed the purchase of the entire share capital of Hillcot Re Ltd. (“Hillcot Re”) for a total purchase price of $54.7 million. Prior to this transaction, the Company owned 50.1% of the outstanding share capital of Hillcot Holdings Ltd. (“Hillcot”) with Shinsei Bank, Ltd. (“Shinsei”) owning the remaining 49.9%. Upon completion of the transaction, Hillcot paid

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration received by Hillcot. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei. The total purchase price of $54.7 million was funded from available cash on hand.

The purchase price and the fair value of the assets acquired of Hillcot Re was as follows:

Purchase price	$54,400
Direct costs of acquisition	272

Total purchase price	$54,672

Net assets acquired at fair value	$54,672

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$77,611
Restricted cash	630
Reinsurance balances receivable	7,114
Other assets	1,336
Losses and loss adjustment expenses	(28,531)
Insurance and reinsurance balances payable	(630)
Accounts payable	(2,858)

Net assets acquired at fair value	$54,672

Unionamerica

On December 30, 2008, the Company completed the purchase of all of the outstanding capital stock of Unionamerica Holdings Limited (“Unionamerica”) for total purchase price of approximately $343.4 million. Unionamerica is comprised of the discontinued operations of St. Paul Fire and Marine Insurance Company’s U.K. based London Market business, which were placed into run-off between 1992 and 2003. The purchase price was financed by approximately $184.6 million from a credit facility provided by a London-based bank (the “Royston Facility”); approximately $49.8 million from the Flowers Fund, by way of non-voting equity participation, and the remainder from available cash on hand. Under the facilities agreement for the bank loan, which was amended and restated on August 4, 2009, the Company borrowed $152.6 million under Facility A and $32.0 million under Facility B.

The purchase price and fair value of the assets acquired in the Unionamerica acquisition were as follows:

Purchase price	$341,266
Direct costs of acquisition	2,160

Total purchase price	$343,426

Net assets acquired at fair value	$343,426

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$404,411
Restricted cash	7,298
Investments:
Fixed maturities, available-for-sale	388,008
Fixed maturities, held-to-maturity	229,925
Other investments	2,007

Total investments	619,940
Reinsurance balances receivable	128,615
Other assets	35,735
Losses and loss adjustment expenses	(828,338)
Insurance and reinsurance balances payable	(22,681)
Accounts payable	(1,554)

Net assets acquired at fair value	$343,426

2009

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

The purchase price and fair value of the assets acquired in the Constellation acquisition were as follows:

Total purchase price	$2,500

Net assets acquired at fair value	$2,500

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$11,004
Fixed maturity investments, available-for-sale	250
Reinsurance balances receivable	3,374
Losses and loss adjustment expenses	(12,128)

Net assets acquired at fair value	$2,500

From January 31, 2009, the date of acquisition, to December 31, 2009, the Company has recorded in its consolidated statement of earnings, revenues and net (losses) related to Constellation of $0.1 million and $(0.5) million, respectively.

Copenhagen Re

On October 15, 2009, the Company, through its wholly-owned subsidiary, Marlon Insurance Company Limited, completed the acquisition of Copenhagen Reinsurance Company Ltd. (“Copenhagen Re”) from Alm.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brand Forsikring A/S for a total purchase price of DKK149.2 million (approximately $29.9 million). Copenhagen Re is a Norwegian domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the Copenhagen Re acquisition were as follows:

Total purchase price	$29,884

Net assets acquired at fair value	$29,884

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$93,710
Restricted cash	5,327
Fixed maturity investments, available-for-sale	39,848
Accounts receivable and accrued interest	747
Reinsurance balances receivable	23,905
Other assets	5,365
Losses and loss adjustment expenses	(115,286)
Insurance and reinsurance balances payable	(8,089)
Accounts payable	(15,643)

Net assets acquired at fair value	$29,884

From October 15, 2009, the date of acquisition, to December 31, 2009, the Company has recorded in its consolidated statement of earnings, revenues and net (losses) related to Copenhagen Re of $0.4 million and $(1.6) million, respectively.

British Engine

On March 2, 2010, the Company, through its indirect subsidiary, Knapton Holdings Limited, completed the acquisition of British Engine Insurance Limited (“British Engine”) from RSA Insurance Group plc for a total purchase price of £28.0 million (approximately $42.4 million). British Engine is a U.K. domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand. As the initial accounting for the business combination has not been completed at the time of issuance of these financial statements, the disclosure required for business combinations will be made in a subsequent filing.

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

Providence Washington

On January 29, 2010, the Company, through its wholly-owned subsidiary, PWAC Holdings, Inc, entered into a definitive agreement for the purchase of PW Acquisition Company (“PWAC”) for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island domiciled insurers that are in run-off. The purchase

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2010.

4.	SIGNIFICANT NEW BUSINESS

In December 2007, Enstar, in conjunction with JCF FPK I L.P. (“JCF FPK”), and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”), to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC (“FPK”) and J.C. Flowers II, L.P. (the “Flowers Fund”). The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers is the founder and Managing Member of J.C. Flowers & Co LLC. John J. Oros, Enstar’s Executive Chairman and a member of Enstar’s board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and Enstar. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPKCCW until its sale of FPK in December 2009.

Shelbourne is a holding company of a Lloyd’s Managing Agency, Shelbourne Syndicate Services Limited. Enstar owns approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. At February 26, 2010 the capital commitment to Lloyd’s Syndicate 2008 with respect to these five RITC agreements, amounted to £41.6 million (approximately $62.4 million), which was financed by £12.0 million (approximately $18.0 million) from a letter of credit issued by a London-based bank that has been secured by a parental guarantee from Enstar; approximately £6.3 million (approximately $9.5 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK) by way of a non-voting equity participation; and approximately £12.7 million (approximately $19.0 million) from available cash on hand. JCF FPK’s capital commitment to Lloyd’s Syndicate 2008, with respect to these five RITC agreements, is approximately £10.6 million (approximately $15.9 million). JCF FPK owns 25% of Shelbourne Group Limited.

In February 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $167.0 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £25.0 million (approximately $37.5 million), which was fully financed by Enstar from available cash on hand.

5.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $433.7 million and $343.3 million as of December 31, 2009 and 2008, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of the Company’s fixed maturity securities classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$14,079	$227	$—	$14,306
Non-U.S. government	37,166	33	(13)	37,186
Corporate	62,092	825	(867)	62,050
Residential mortgage-backed	1,685	31	(160)	1,556

	$115,022	$1,116	$(1,040)	$115,098

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2008
U.S. government and agency	$239,856	$2,197	$—	$242,053
Non-U.S. government	25,447	32	—	25,479
Corporate	229,135	737	(1,217)	228,655
Residential mortgage-backed	2,217	—	(367)	1,850
Asset backed	13,509	218	(255)	13,472

	$510,164	$3,184	$(1,839)	$511,509

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Non-U.S. government	$—	$—	$782	$(13)	$782	$(13)
Corporate	10,894	(786)	5,348	(81)	16,242	(867)
Residential mortgage-backed	369	(160)	—	—	369	(160)

	$11,263	$(946)	$6,130	$(94)	$17,393	$(1,040)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Corporate	$—	$—	$18,130	$(1,217)	$18,130	$(1,217)
Residential mortgage-backed	216	(367)	—	—	216	(367)
Asset backed	—	—	3,313	(255)	3,313	(255)

	$216	$(367)	$21,443	$(1,472)	$21,659	$(1,839)

As at December 31, 2009 and December 31, 2008, the number of securities classified as available-for-sale in an unrealized loss position was 20 and 30, respectively, with a fair value of $17.3 million and $21.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 11 and one, respectively. As at December 31, 2009, one of these securities was considered to be other-than-temporarily impaired.

The contractual maturities of the Company’s fixed maturities, classified as available-for-sale, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment.

	Amortized	Fair	% of Total
As at December 31, 2009	Cost	Value	Fair Value

Due in one year or less	$64,202	$64,606	56.1%
Due after one year through five years	39,951	40,305	35.0%
Due after five years through ten years	5,811	5,783	5.0%
Due after ten years	3,373	2,848	2.5%

	113,337	113,542	98.6%
Residential mortgage-backed	1,685	1,556	1.4%

	$115,022	$115,098	100.0%

	Amortized	Fair	% of Total
As at December 31, 2008	Cost	Value	Fair Value

Due in one year or less	$393,357	$393,673	77.1%
Due after one year through five years	74,547	73,556	14.4%
Due after five years through ten years	11,117	12,016	2.3%
Due after ten years	15,417	16,942	3.3%

	494,438	496,187	97.1%
Residential mortgage-backed	2,217	1,850	0.3%
Asset backed	13,509	13,472	2.6%

	$510,164	$511,509	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

	Amortized	Fair	% of Total
As at December 31, 2009	Cost	Value	Fair Value

AAA	$54,157	$54,229	47.1%
AA	—	—	—%
A	32,764	32,886	28.6%
BBB or lower	13,848	13,596	11.8%
Not Rated	14,253	14,387	12.5%

	$115,022	$115,098	100.0%

	Amortized	Fair	% of Total
As at December 31, 2008	Cost	Value	Fair Value

AAA	$370,422	$372,797	72.9%
AA	72,036	71,951	14.1%
A	52,628	52,627	10.2%
BBB or lower	13,928	13,638	2.7%
Not Rated	1,150	496	0.1%

	$510,164	$511,509	100.0%

Held-to-maturity

The amortized cost and estimated fair value of the Company’s fixed maturity securities classified as held-to-maturity were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
As at December 31, 2009	Cost	Gain	Non-OTTI	Value

U.S. government and agency	$164,706	$1,659	$(196)	$166,169
Non-U.S. government	276,506	3,069	(131)	279,444
Corporate	780,099	15,794	(1,284)	794,609
Municipal	9,649	6	(1)	9,654
Residential mortgage-backed	15,894	165	(427)	15,632
Commercial mortgage-backed	30,608	1,130	(1,970)	29,768
Asset backed	34,078	477	(564)	33,991

	$1,311,540	$22,300	$(4,573)	$1,329,267

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
As at December 31, 2008	Cost	Gain	Losses Non-OTTI	Value

U.S. government and agency	$95,583	$2,155	$—	$97,738
Non-U.S. government	156,620	9,466	—	166,086
Corporate	277,073	2,452	(2,107)	277,418
Residential mortgage-backed	11,309	—	(619)	10,690
Commercial mortgage-backed	17,074	1,045	(117)	18,002
Asset backed	29,057	297	(602)	28,752

	$586,716	$15,415	$(3,445)	$598,686

During the year ended December 31, 2009, the Company’s investments classified as held-to-maturity increased from $586.7 million as at December 31, 2008 to $1,311.5 million as at December 31, 2009. The increase of $724.8 million was due to a combination of: (1) the Company reducing its cash position through the purchase of short-term investments and fixed maturity investments classified as held-to-maturity; and (2) fixed maturity investments that were classified on acquisition as available-for-sale maturing or being sold and replaced by fixed maturity investments and short term investments classified as held-to-maturity. On acquisition, fixed maturity investments are generally classified as available-for-sale if they do not meet the Company’s investment parameters in regards to either duration or ratings.

The following tables summarize the Company’s fixed maturity securities classified as held-to-maturity in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2009	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency	$—	$—	$53,674	$(196)	$53,674	$(196)
Non-U.S. government	—	—	44,477	(131)	44,477	(131)
Corporate	3,892	(249)	153,220	(1,034)	157,112	(1,283)
Municipal	—	—	8,641	(1)	8,641	(1)
Residential mortgage-backed	2,109	(277)	6,494	(151)	8,603	(428)
Commercial mortgage-backed	—	—	11,931	(1,970)	11,931	(1,970)
Asset backed	889	(86)	21,817	(478)	22,706	(564)

	$6,890	$(612)	$300,254	$(3,961)	$307,144	$(4,573)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2008	Value	Losses	Value	Losses	Value	Losses

Corporate	$2,014	$(46)	$21,391	$(2,061)	$23,405	$(2,107)
Residential mortgage-backed	3,710	(619)	—	—	3,710	(619)
Commercial mortgage-backed	58	(117)	—	—	58	(117)
Asset backed	26,642	(602)	—	—	26,642	(602)

	$32,424	$(1,384)	$21,391	$(2,061)	$53,815	$(3,445)

As at December 31, 2009 and December 31, 2008, the number of fixed maturity securities classified as held-to-maturity in an unrealized loss position was 135 and 38, respectively, with a fair value of $307.1 million and $53.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 19 and 24, respectively. As of December 31, 2009, one of these securities was considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of our fixed maturities, classified as held-to-maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
As at December 31, 2009	Cost	Value	Fair Value

Due in one year or less	$569,133	$572,881	43.1%
Due after one year through five years	607,499	621,344	46.7%
Due after five years through ten years	51,660	53,228	4.0%
Due after ten years	2,668	2,423	0.2%

	1,230,960	1,249,876	94.0%
Residential mortgage-backed	15,894	15,632	1.2%
Commercial mortgage-backed	30,608	29,768	2.2%
Asset backed	34,078	33,991	2.6%

	$1,311,540	$1,329,267	100.0%

	Amortized	Fair	% of Total
As at December 31, 2008	Cost	Value	Fair Value

Due in one year or less	$80,002	$80,492	13.4%
Due after one year through five years	387,550	395,224	66.1%
Due after five years through ten years	61,724	65,526	10.9%
Due after ten years	—	—	—

	529,276	541,242	90.4%
Residential mortgage-backed	11,309	10,690	1.8%
Commercial mortgage-backed	17,074	18,002	3.0%
Asset backed	29,057	28,752	4.8%

	$586,716	$598,686	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as held-to-maturity:

	Amortized	Fair	% of Total
As at December 31, 2009	Cost	Value	Fair Value

AAA	$598,949	$603,017	45.4%
AA	271,954	276,507	20.8%
A	367,750	375,416	28.2%
BBB or lower	68,436	69,876	5.3%
Not Rated	4,451	4,451	0.3%

	$1,311,540	$1,329,267	100.0%

	Amortized	Fair	% of Total
As at December 31, 2008	Cost	Value	Fair Value

U.S. government and agency	$119,982	$122,989	20.5%
AAA	274,884	284,229	47.5%
AA	106,074	106,865	17.8%
A	78,777	77,477	12.9%
BBB or lower	6,794	6,921	1.2%
Not Rated	205	205	0.1%

	$586,716	$598,686	100.0%

Trading

The estimated fair value of investments in fixed maturity securities and equities classified as trading securities were as follows:

	December 31,	December 31,
	2009	2008

U.S. government and agency	$61,920	$84,351
Corporate	25,033	30,644
Residential mortgaged backed	456	499
Commerical mortgaged backed	641	352
Equities	24,503	3,747

	$112,553	$119,593

Other Investments

As of December 31, 2009 and 2008, the Company had $81.8 million and $60.2 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 2.5% and 1.7% of total investments and cash and cash equivalents as of December 31, 2009 and 2008, respectively. All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value, determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As of December 31, 2009 and 2008, the Company had unfunded capital

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments relating to its other investments of $101.1 million and $108.0 million, respectively. As of December 31, 2009 and 2008, 93.1% and 90.6%, respectively, of the other investments were with a related party.

Other-Than-Temporary Impairment Process

Upon the adoption of the new guidance on investments in debt securities, effective April 1, 2009, the Company changed its quarterly process for assessing whether declines in the fair value of its fixed maturity investments, both available-for-sale and held-to-maturity, represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and determining: (1) if the Company has the intent to sell the fixed maturity investment or (2) if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale or held-to-maturity as at December 31, 2009. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2009, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at December 31, 2009, a credit loss existed for two fixed maturity investments. The impairment of $0.9 million was recognized in earnings.

Fair Value of Financial Instruments

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the Codification, we have categorized our investments that are recorded at fair value among levels as follows:

	December 31, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$326,404	$—	$326,404
Non-U.S. government	—	25,479	—	25,479
Corporate	—	259,299	—	259,299
Residential mortgage-backed	—	2,349	—	2,349
Commercial mortgage-backed	—	—	352	352
Asset backed	—	13,472	—	13,472
Equities	3,747	—	—	3,747
Other investments	—	—	60,237	60,237

Total investments	$3,747	$627,003	$60,589	$691,339

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2009	$352	$60,237	$—	$60,589
Net purchases (sales and distributions)	—	15,967	2,006	17,973
Total realized and unrealized losses	289	5,597	1,294	7,180
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of December 31, 2009	$641	$81,801	$3,300	$85,742

The amount of net gains/ (losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2009 was $6.5 million. Of this amount $1.6 million was included in net realized gains/(losses) and $4.9 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2008:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2008	$1,051	$75,300	$—	$76,351
Net purchases (sales and distributions)	—	77,681	—	77,681
Total realized and unrealized losses	—	—	—	—
Net transfers in and/or (out) of Level 3	(699)	(92,744)	—	(93,443)

Level 3 investments as of December 31, 2008	$352	$60,237	$—	$60,589

The amount of net gains/ (losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2008 was $(84.6) million. Of this amount, $(0.7) million was included in net realized gains/(losses) and $(83.9) million in net investment income.

During the years ended December 31, 2009, 2008 and 2007, proceeds from sales and maturities of available-for-sale securities were $688.2 million, $263.3 million and $411.6 million, respectively. Gross realized gains on

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale of available-for-sale securities were $0.8 million, $0.3 million and $0.1 million, respectively, and gross realized losses on sale of available-for-sale securities were $1.6 million, $0.1 million and $0.1 million, respectively.

Major categories of net investment income are summarized as follows:

	2009	2008	2007

Interest from cash and cash equivalents and short-term investments	$27,938	$71,342	$49,544
Interest from fixed maturities	42,842	26,549	15,798
Other	12,935	13,217	17)
Amortization of bond premiums and discounts	(5,716)	1,278	(767)
Other investments	5,201	(84,117)	(331
Investment expenses	(1,829)	(1,668)	(174)

	$81,371	$26,601	$64,087

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted investments as of December 31, 2009 and 2008 was as follows:

	2009	2008

Assets used for collateral in trust for third-party agreements	$214,149	$297,491
Deposits with U.S. regulatory authorities	12,998	11,751

	$227,147	$309,242

7.	REINSURANCE BALANCES RECEIVABLE

	2009	2008

Recoverable from reinsurers on:
Outstanding losses	$263,545	$346,098
Losses incurred but not reported	102,220	110,194
Fair value adjustments	(18,037)	(61,717)

Total reinsurance reserves recoverable	347,728	394,575
Paid losses	290,534	278,121

	$638,262	$672,696

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

The Company’s acquired reinsurance subsidiaries use retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent that retrocessionaires do not meet their

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $397.6 million and $397.5 million at December 31, 2009 and 2008, respectively.

As at December 31, 2009 and 2008, reinsurance receivables with a carrying value of $395.4 million and $254.2 million, respectively, were associated with three and two reinsurers, respectively, which each represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts. As at December 31, 2009, all of the three reinsurers had Standard & Poor’s ratings of AA- or higher.

8.	INVESTMENT IN PARTLY OWNED COMPANIES

During the year ended December 31, 2008 the Company acquired 44.4% of the outstanding capital stock of Stonewall. Stonewall is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The investment is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends. During the years ended December 31, 2009 and 2008 the Company recorded a loss of $nil and $0.2 million, respectively, representing the Company’s share of after-tax losses.

On January 1, 2007 the Company held 45% of the ordinary shares of BH. On January 31, 2007, the Company acquired the 55% of the shares of BH it did not previously own. The Company has consolidated the results of operations of BH from the acquisition date.

The balance of the investment in partly owned company was $20.9 million at December 31, 2009 and 2008.

9.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2009	2008

Outstanding	$1,555,112	$1,605,445
Incurred but not reported	1,221,463	1,542,498
Fair value adjustment	(297,439)	(349,656)

	$2,479,136	$2,798,287

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

In establishing the liability for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, liabilities have been established to cover additional exposures on both known and unasserted claims. Estimates of the liabilities are reviewed and updated continually. Developed case law and adequate claim history do not exist for asbestos and environmental claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2009 and 2008 included $667.6 million and $846.4 million, respectively, that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2009 and 2008 was $751.0 million and $944.0 million, respectively.

Activity in the liability for unpaid losses and loss adjustment expenses is summarized as follows:

	2009	2008	2007

Balance as at January 1	$2,798,287	$1,591,449	$1,214,419
Less: total reinsurance reserves recoverable	394,575	427,964	342,160

	2,403,712	1,163,485	872,259
Effect of exchange rate movement	73,512	(124,989)	18,625
Net reduction in ultimate losses and loss adjustment expense liabilities	(259,627)	(242,104)	(24,482)
Net losses paid	(257,414)	(174,013)	(20,422)
Acquired on purchase of subsidiaries	114,595	1,408,046	317,505
Retroactive reinsurance contracts assumed	56,630	373,287	—

Net balance as at December 31	2,131,408	2,403,712	1,163,485
Plus: total reinsurance reserves recoverable	347,728	394,575	427,964

Balance as at December 31	$2,479,136	$2,798,287	$1,591,449

The net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2009, 2008 and 2007 was due to the following:

	2009	2008	2007

Net losses paid	$(257,414)	$(174,013)	$(20,422)
Net change in case and LAE reserves	214,079	147,576	19,406
Net change in IBNR	318,160	187,874	31,761

Reduction in estimates of net ultimate losses	274,825	161,437	30,745
Reduction (increase) in provisions for bad debt	11,718	36,136	(1,746)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	50,412	69,056	22,014
Amortization of fair value adjustments	(77,328)	(24,525)	(26,531)

Net reduction in ultimate loss and loss adjustment expense liabilities	$259,627	$242,104	$24,482

The reduction in estimates of net ultimate losses in 2009, 2008 and 2007 arose from commutations and policy buy-backs, the settlement of losses in the year below carried reserves, lower than expected incurred adverse loss development and the resulting reductions in actuarial estimates of losses incurred but not reported. Based on reviews undertaken, during 2009 and 2008, of reinsurance balances receivables and, as a result of the collection of certain reinsurance receivables, against which bad debt provisions had been provided in earlier periods, the Company reduced its aggregate provisions for bad debt in 2009 and 2008.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions. The Company draws down on these facilities at the time of the acquisition, although in some circumstances the Company has made additional draw-downs to refinance existing debt of the acquired company. The Company incurred interest expense on its loan facilities of $17.6 million and $23.4 million for the years ended December 31, 2009 and 2008, respectively.

Total amounts of long-term debt outstanding as of December 31, 2009 and 2008 totaled $255.0 million and $391.5 million, respectively, and were comprised as follows:

		December 31,	December 31,
Facility	Date of Facility	2009	2008

Cumberland — Facility A	March 4, 2008	$—	$90,974
Cumberland — Facility B	March 4, 2008	67,071	66,290
Goshawk — Facility A	October 3, 2008	—	36,766
Goshawk — Facility B	August 14, 2008	—	12,742
Unionamerica — Facility A	December 30, 2008	155,268	152,737
Unionamerica — Facility B	December 30, 2008	32,622	32,025

		$254,961	$391,534

Cumberland

In February 2008, the Company’s wholly-owned subsidiary, Cumberland Holdings Limited (“Cumberland”) entered into a term facility agreement jointly with a London-based bank and a German bank (the “Cumberland Facility”). On March 4, 2008, Cumberland drew down AU$215.0 million (approximately $197.5 million) from the Facility A commitment (“Cumberland Facility A”) and AU$86.0 million (approximately $79.0 million) from the Facility B commitment (“Cumberland Facility B”) to partially fund the Gordian acquisition.

The interest rate on Cumberland Facility A was LIBOR plus 2.00% and was repayable in five years. Cumberland had fully repaid Cumberland Facility A as of December 31, 2009. The outstanding Cumberland Facility A loan balance as of December 31, 2008 was approximately AU$129.5 million (approximately $91.0 million).

The interest rate on Cumberland Facility B is LIBOR plus 2.75%. Cumberland Facility B is repayable in six years and is secured by a first charge over Cumberland’s shares in Gordian. Cumberland Facility B was partially repaid during 2009, and as of December 31, 2009, the remaining outstanding loan balance related to the facility was AU$74.7 million (approximately $67.1 million), compared to AU$94.3 million (approximately $66.3 million) as of December 31, 2008. Cumberland Facility B is subject to various financial and business covenants, including limitations on liens on the stock of restricted subsidiaries, restrictions as to the disposition of the stock of restricted subsidiaries and limitations on mergers and consolidations. As of December 31, 2009, all of the financial covenants relating to Cumberland Facility B were met.

Goshawk

On June 20, 2008, in connection with the proposed acquisition by EAL of Goshawk through the Offer, EAL entered into a Term Facilities Agreement (the “Goshawk Facilities Agreement”) with a London-based bank. The Goshawk Facilities Agreement provided for a term loan facility of up to $60.0 million to partially finance the acquisition of Goshawk and refinance certain debt obligations of one of Goshawk’s subsidiaries (the “Existing Debt”).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 12, 2008, the Company and EAL entered into an amendment and restatement agreement under which the Goshawk Facilities Agreement was amended (the “First Amendment and Restatement Agreement”). Under the First Amendment and Restatement Agreement, EAL was entitled to draw $47.5 million to fund the acquisition of Goshawk (“Goshawk Facility A”) and the Company was entitled to draw $12.5 million to partially fund the refinancing of the Existing Debt of $16.3 million (“Goshawk Facility B”). On August 14, 2008, the Company drew down $12.5 million from Goshawk Facility B and on October 3, 2008, EAL drew down $36.1 million from Goshawk Facility A.

On December 22, 2009, the Company fully repaid the $49.1 million outstanding principal and accrued interest on both Goshawk Facility A and Goshawk Facility B. As of December 31, 2008, loan balances outstanding under Goshawk Facility A and B were $36.8 million and $12.8 million, respectively.

Unionamerica

On December 30, 2008, in connection with the Unionamerica Holdings Limited acquisition, Royston Run-off Limited (“Royston”) borrowed the full amount of $184.6 million available under a term facilities agreement (the “Unionamerica Facilities Agreement”) with National Australia Bank Limited (“NABL”). Of that amount, Royston borrowed $152.6 million under Facility A (“Unionamerica Facility A”) and $32.0 million under Facility B (“Unionamerica Facility B”). As of December 31, 2009, the remaining outstanding loan balances, inclusive of accrued interest, related to Unionamerica Facilities A and B were $155.3 million and $32.6 million, respectively, compared to $152.7 million and $32.0 million, respectively, as of December 31, 2008.

The loans are secured by a lien covering all of the assets of Royston. Unionamerica Facility A is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. Unionamerica Facility B is repayable within four years from October 3, 2008. On August 4, 2009, Royston entered into an amendment and restatement of the Unionamerica Facilities Agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by the Company of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Unionamerica Facilities Agreement), the lenders may declare that all amounts outstanding under the Unionamerica Facilities Agreement are immediately due and payable, declare that all borrowed amounts be paid upon demand, or proceed against the security. Amounts outstanding under the Unionamerica Facilities Agreement are also subject to acceleration by the lenders in the event of a change of control of Royston, successful application by Royston or certain of its affiliates (other than us) for listing on a stock exchange, or total amounts outstanding under the facilities decreasing below $10.0 million. The Unionamerica Facilities Agreement contains various financial and business covenants for Unionamerica Facilities A and B. As of December 31, 2009, all of the financial covenants relating to the Unionamerica facilities were met. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

The fair values of the Company’s floating rate loans approximate their book value.

11.	SHARE CAPITAL

As at December 31, 2009 and 2008, the authorized share capital was 156,000,000 ordinary shares, par value $1.00 per share. The following table is a summary of changes in ordinary shares issued and outstanding:

Issued and fully paid ordinary shares of par value $1.00 each —

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Balance, beginning of year	$13,334	$11,920
Issue of shares	170	1,375
Share awards vested	77	39

Balance, end of year	$13,581	$13,334

In July 2008, the Company completed the sale to the public of 1,372,028 newly-issued ordinary shares, inclusive of the underwriters’ over-allotment. The shares were priced at $87.50 per share and the Company received net proceeds of approximately $116.8 million, after underwriting fees and other expenses of approximately $3.5 million.

Issued and fully paid non-voting convertible ordinary shares of par value $1.00 each —

	2009	2008

Balance, beginning and end of year	$2,973	$2,973

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2009 and 2008 is comprised of cumulative translation adjustments and unrealized holding gains on investments arising during the year.

	2009	2008

Cumulative translation adjustments	$4,112	$(44,827)
Unrealized holding gains on investments	4,597	13,956

	$8,709	$(30,871)

13.	EMPLOYEE BENEFITS

a) Summary

Components of salaries and benefits are summarized as follows:

	2009	2008	2007

Salaries and benefits	$41,534	$38,675	$31,639
Defined contribution pension plan expense	3,060	2,596	2,050
2004-2005 employee share plan	—	608	2,385
Annual incentive plan	23,860	14,391	10,903

Total salaries and benefits	$68,454	$56,270	$46,977

b) Defined contribution pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans. Pension expense for the years ended December 31, 2009, 2008 and 2007 was $3.1 million, $2.6 million and $2.1 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c) Employee share plans

Employee stock awards for 2009 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1	13,749	$813
Granted	69,966	3,593
Vested	(82,079)	(4,303)

Nonvested — December 31	1,636	$102

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

Compensation costs of $nil, $0.6 million and $2.4 million relating to the issuance of share-awards to employees of the Company in 2004 and 2005 have been recognized in the Company’s statement of earnings for years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, all compensation costs related to the non-vested share awards have been recognized.

ii) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the years ended December 31, 2009, 2008 and 2007, 64,378, 27,140 and 38,357 shares, respectively, were awarded to a director, officers and employees under the 2006 Equity Incentive Plan. The total values of the awards for the years ended December 31, 2009, 2008 and 2007 were $3.3 million, $2.6 million and $3.8 million, respectively, and were charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2008, 2007 and 2006.

The accrued liability relating to the 2006-2010 Annual Incentive Plan for the years ended December 31, 2009 and 2008 was $23.9 million and $14.4 million, respectively.

iii) Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“the Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Plan at the Annual General Meeting.

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for each of the years ended December 31, 2009 and 2008. As at December 31, 2009 and 2008, 5,588 and 2,695 shares, respectively, have been issued to employees under the Plan.

(d) Options

Prior to the Merger, the Company had no options outstanding to purchase any of its share capital. In accordance with the Merger Agreement, on January 31, 2007, fully vested options were granted by the Company to replace options previously issued by EGI with the same fair value as the EGI options.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2009	490,371	$25.40	$16,545
Granted	—	—	—
Exercised	(162,785)	17.18	(2,796)
Forfeited	—	—	—

Outstanding — December 31, 2009	327,586	$29.49	$14,261

Stock options outstanding and exercisable as of December 31, 2009 were as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
Ranges of Exercise Prices	Options	Exercise Price	Contractual Life

$10 — $20	160,860	$17.23	1.1 years
$40 — $60	166,726	41.32	3.7 years

(c) Deferred Compensation and Stock Plan for Non-Employee Directors

For the years ended December 31 2009 and 2008, 7,147 and 4,631 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

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

14.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$135,210	$81,551	$61,785
Weighted average shares outstanding — basic	13,514,207	12,638,333	11,731,908

Earnings per share attributable to Enstar Group Limited — basic	$10.01	$6.45	$5.27

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$135,210	$81,551	$61,785
Weighted average shares outstanding — basic	13,514,207	12,638,333	11,731,908
Share equivalents:
Unvested shares	4,822	16,959	43,334
Restricted share units	8,988	3,889	378
Options	216,644	262,294	234,063

Weighted average shares outstanding — diluted	13,744,661	12,921,475	12,009,683

Earnings per share attributable to Enstar Group Limited — diluted	$9.84	$6.31	$5.15

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average ordinary shares outstanding shown for the year ended December 31, 2007 reflects the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007. For the year ended December 31, 2007, the ordinary shares issued to acquire EGI are reflected in the calculation of the weighted average ordinary shares outstanding from January 31, 2007, the date of issue.

15.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Messrs. Flowers and Oros are members of the Company’s board of directors and Mr. Flowers is one of the largest shareholders of Enstar.

•	The Company received management fees for advisory services provided to the Flowers Fund, a private investment fund, for the years ended December 31, 2009, 2008, and 2007 of $0.7 million, $0.9 million, and $1.2 million, respectively. Of this amount $0.7 million, $0.9 million, and $0.8 million was earned for the years ended December 31, 2009, 2008, and 2007, respectively.

•	The Company has, as of December 31, 2009, 2008, and 2007, investments in entities affiliated with Messers. Flowers and Oros with a total value of $76.1 million, $54.5 million, and $71.6 million, respectively, and outstanding commitments to entities managed by Messers. Flowers and Oros, for the same periods, of $98.1 million, $104.0 million, and $76.3 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years. As at December 31, 2009, the related party investments associated with Messrs. Flowers and Oros accounted for 97.0% of the total unfunded capital commitments of the Company and 93.0% of the total amount of investments classified as other investments by the Company.

•	On November 12, 2009, the Company invested approximately $4.0 million in Flowers Sego-Carrus Holdings, LLC (“FSC”), a joint venture between the Company, an unaffiliated third party and Flowers National Bank, an entity owned by Mr. Flowers. FSC purchased two mortgage loans from the Federal Deposit Insurance Corporation.

•	On January 28, 2009, the Company invested approximately $8.7 million in JCF III Co-invest I L.P., in connection with its investment in certain of the operations, assets and liabilities of OneWest Bank FSB (formerly known as IndyMac Bank, F.S.B.).

•	In July 2008, FPK acted as lead managing underwriter in the Company’s sale to the public of 1,372,028 ordinary shares, inclusive of the underwriters’ over-allotment, at a public offering price of $87.50 per share (the “Offering”). The underwriters purchased the shares at a 2% discount to the public offering price. The Company received net proceeds of approximately $116.8 million in the Offering. An affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009. In addition, the Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25.0 million in the Offering at the public offering price.

•	In March 2006, Enstar and Shinsei Bank Limited (“Shinsei”), completed the acquisition of Aioi. The acquisition was effected through Hillcot, in which Enstar held at that date a 50.1% economic interest and Shinsei held at that date the remaining 49.9%. Enstar and Shinsei made capital contributions to Hillcot to fund the acquisition in proportion to their economic interests. Mr. Flowers is a director and the largest shareholder of Shinsei. On October 27, 2008, the company distributed to Shinsei $27.1 million representing its 49.9% share of the consideration received on the sale of Hillcot Re.

•	During 2008, the Flowers Fund funded approximately $145.0 million for its share of the economic interest in the acquisitions of Gordian, Guildhall and Shelbourne, Goshawk, EPIC and Unionamerica.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In February 2008, the Company entered into an AUS$301.0 million (approximately $285.0 million) joint loan facility with an Australian and German bank. The Flowers Fund is a significant shareholder of the German bank.

During each of the years ended December 31, 2009, 2008, and 2007, Enstar paid $0.1 million to Saracens Ltd. for corporate marketing and entertainment. Dominic Silvester, Chief Executive Officer of Enstar, is a director of Saracens Ltd.

In November 2008, Enstar (US) Inc. entered into a lease agreement for use of office space with one of its directors running to 2011. For the years ended December 31, 2009, 2008 and 2007, Enstar (US) Inc. incurred rent expense of $0.2 million, $0.1 million and $0.2 million, respectively.

In 2007 the Company granted loans to certain of its employees in relation to tax incurred on shares awarded as part of the incentive plans. On December 31, 2009, 2008 and 2007, the total amount due from employees for loans granted, including accrued interest charges at 5.0%, was $nil, $0.1 million and $1.3 million, respectively.

16.	LITIGATION

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2009, the Company was not a party to any material litigation or arbitration outside its normal course of business operations.

17.	TAXATION

Under current Bermuda law, the Company and its Bermuda-based subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company and its Bermuda-based subsidiaries will be exempt from taxation in Bermuda until March 2016.

The Company has operating subsidiaries and branch operations in the United Kingdom, Australia, United States and Europe and is subject to the relevant taxes in those jurisdictions. The weighted average expected tax provision for the foreign operations has been calculated using pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The actual income tax rate for the years ended December 31, 2009, 2008 and 2007, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as a result of the following:

	2009	2008	2007

Earnings before income tax	$162,815	$128,405	$54,344

Expected tax rate	0%	0%	0%
Foreign taxes at local expected rates	52.1%	44.8%	(0.3)%
Benefit of loss carryovers	—	(1.0)%	—
Change in uncertain tax positions	(0.8)%	(2.6)%	(14.1)%
Valuation allowance	(28.4)%	(4.7)%	—
Other	(5.9)%	—	0.7%

Effective tax rate	17.0%	36.5%	(13.7)%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the table below:

	As of December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$71,407	$82,468
Claims reserves, principally due to discounting for tax	11,111	11,510
Allowance for doubtful accounts receivable	7,006	6,358
Investments	1,959	—
Other	—	1,440

	91,483	101,776

Deferred tax liabilities
Investments	—	(19,932)
Other	(2,672)	—

	(2,672)	(19,932)

Net deferred tax asset before valuation allowance	88,811	81,844
Valuation allowance	(57,574)	(70,687)

Net deferred tax asset	$31,237	$11,157

As of December 31, 2009 and 2008, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $212.7 million and $260.2 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit. In 2007, the U.K. taxing authorities partially repealed for the 2007 tax year, and fully repealed for all tax years including and after 2008, Finance Act 2000 Section 107. Section 107 allowed the Company’s U.K. insurance and reinsurance entities to disclaim part or all of their loss reserves in any given tax year. The disclaimed reserves would then refresh as current year losses in the following year.

As of December 31, 2009 and December 31, 2008, U.S. subsidiaries had deductible losses for tax purposes of approximately $21.0 million and $25.1 million, respectively. Under U.S. tax law these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

The Company has made estimates of future taxable income of foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit.

The Company adopted the authoritative guidance related to the financial statement recognition, measurement and disclosure of uncertain tax positions in a company’s financial statements on January 1, 2007. Upon adoption of this guidance the Company recognized a $4.9 million increase to the January 1, 2007 retained earnings.

As a result of the Company’s merger with EGI on January 31, 2007, the Company assumed approximately $15.3 million of liabilities for unrecognized tax benefits related to various U.S., state and local income tax matters, and $2.4 million of accrued interest related to uncertain tax positions as a result of EGI’s adoption of the accounting guidance related to income tax uncertainities on January 1, 2007.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, December 31, 2008 and December 31, 2007, there were certain reductions to the unrecognized tax benefit due to the expiration of statutes of limitations of $3.5 million, $3.5 million and $8.5 million, respectively, which are included in net earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance, beginning of year	$8,056	$13,115	$4,396
Balance assumed as a result of merger with EGI on January 31, 2007	—	—	17,698
Gross increases — tax positions related to the current year	835	2,204	117
Gross increases — tax positions related to prior years	413	644	729
Gross decreases — tax positions related to the current year	—	(557)	—
Gross decreases — tax positions related to prior years	—	(3,297)	—
Lapse of statute of limitations	(3,577)	(4,053)	(9,825)

Balance, end of year	$5,727	$8,056	$13,115

Included in the balances at December 31, 2009, December 31, 2008 and December 31, 2007 were $5.1 million, $4.2 million and $3.2 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

Within specific countries, the subsidiaries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to audits for years before 2005, 2007, and 2003, respectively.

It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of the unrecognized tax positions could decrease by up to approximately $0.6 million within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2009, 2008, and 2007 the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $0.5 million, $0.8 million and $1.2 million, respectively. The Company had approximately $0.9 million, $1.2 million and $1.8 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	STATUTORY REQUIREMENTS (Unaudited)

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Australia, the United States, Europe and the United Kingdom. Statutory capital and surplus as reported to the relevant regulatory authorities for the insurance and reinsurance subsidiaries of the Company as of December 31, 2009 and 2008 was as follows (in the table below, the United States and Europe are among the jurisdictions included in “Other”):

	Bermuda		U.K.		Australia		Other
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008

Required statutory capital and surplus	$54,022	$144,658	$54,777	$40,420	$186,107	$223,791	$56,728	$6,508
Actual statutory capital and surplus	$428,624	$336,042	$604,390	$352,122	$337,962	$459,288	$147,195	$13,853

	Bermuda		UK		Australia		Other
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009	2008	2009	2008

Statutory income	$43,534	$20,319	$45,986	$(76,662)	$30,614	$112,328	$140,126	$(1,193)
Maximum available for dividends	$272,686	$120,281	$80,652	$51,039	$151,793	$235,496	$6,052	$15,343

19.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in various years through 2015. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of December 31, 2009:

2010	$3,248
2011	2,913
2012	2,243
2013	1,409
2014	1,064
2015 through 2018	513

$11,390

Rent expense for the years ended December 31, 2009, 2008, and 2007 was $2.7 million, $2.5 million, and $2.2 million, respectively.

In 2006 the Company committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2009, the capital contributed to the Flowers Fund was $96.9 million, with the remaining unfunded commitment being approximately $3.1 million.

As at December 31, 2009, the Company has guaranteed the obligations of two of its subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the aggregate amount of £19.5 million (approximately $31.5 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at December 31, 2009, the Company had not recorded any liabilities associated with the guarantees.

On September 10, 2008, the Company made a commitment to invest in aggregate $100.0 million in J.C. Flowers Fund III L.P. (“Fund III”). The Company’s commitment may be drawn down by Fund III over

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately the next six years. As of December 31, 2009, the capital contributed to the fund was $5.0 million with the remaining outstanding commitment being $95.0 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the founder and Managing Director of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors, is a Managing Director of J.C. Flowers & Co. LLC. Mr. Oros splits his time between J.C. Flowers & Co. LLC and the Company.

The Company has made a capital commitment of up to $10.0 million on the GSC European Mezzanine Fund II, LP (“GSC”). GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2009, the capital contributed to GSC was $7.0 million, with the remaining commitment being $3.0 million.

20.	SEGMENT INFORMATION

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

All of the consulting fees for the reinsurance segment relate to intercompany fees paid to the consulting segment.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2009
Consulting fees	$49,617	$(33,513)	$16,104
Net investment income	1,894	79,477	81,371
Net realized gains	—	4,237	4,237

	51,511	50,201	101,712

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	—	(274,825)	(274,825)
Reduction in provisions for bad debt	—	(11,718)	(11,718)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	—	(50,412)	(50,412)
Amortization of fair value adjustments	—	77,328	77,328

	—	(259,627)	(259,627)
Salaries and benefits	37,281	31,173	68,454
General and administrative expenses	19,870	27,032	46,902
Interest expense	—	17,583	17,583
Net foreign exchange (gain) loss	(920)	24,707	23,787

	56,231	(159,132)	(102,901)

(Loss) earnings before income taxes	(4,720)	209,333	204,613
Income taxes	(2,402)	(25,203)	(27,605)

Net (loss) earnings	(7,122)	184,130	177,008
Less: Net earnings attributable to noncontrolling interest	—	(41,798)	(41,798)

Net (loss) earnings attributable to Enstar Group Limited	$(7,122)	$142,332	$135,210

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2008
Consulting fees	$54,158	$(29,007)	$25,151
Net investment (loss) income	(20,248)	46,849	26,601
Net realized losses	—	(1,655)	(1,655)

	33,910	16,187	50,097

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	—	(161,437)	(161,437)
Reduction in provisions for bad debt	—	(36,136)	(36,136)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	—	(69,056)	(69,056)
Amortization of fair value adjustments	—	24,525	24,525

	—	(242,104)	(242,104)
Salaries and benefits	33,196	23,074	56,270
General and administrative expenses	17,289	36,068	53,357
Interest expense	—	23,370	23,370
Net foreign exchange loss	1,167	13,819	14,986

	51,652	(145,773)	(94,121)

(Loss) earnings before income taxes and share of net loss of partly owned company	(17,742)	161,960	144,218
Income taxes	511	(47,365)	(46,854)
Share of net loss of partly owned company	—	(201)	(201)

(Loss) earnings before extraordinary gain	(17,231)	114,394	97,163
Extraordinary gain — Negative goodwill	—	50,280	50,280

Net (loss) earnings	(17,231)	164,674	147,443
Less: Net earnings attributable to noncontrolling interest	—	(65,892)	(65,892)

Net (loss) earnings attributable to Enstar Group Limited	$(17,231)	$98,782	$81,551

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2007
Consulting fees	$59,465	$(27,547)	$31,918
Net investment income	228	63,859	64,087
Net realized gains	—	249	249

	59,693	36,561	96,254

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	—	(30,745)	(30,745)
Increase in provisions for bad debt	—	1,746	1,746
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	—	(22,014)	(22,014)
Amortization of fair value adjustments	—	26,531	26,531

	—	(24,482)	(24,482)
Salaries and benefits	36,222	10,755	46,977
General and administrative expenses	21,844	9,569	31,413
Interest expense	—	4,876	4,876
Net foreign exchange loss (gain)	192	(8,113)	(7,921)

	58,258	(7,395)	50,863

Earnings before income taxes	1,435	43,956	45,391
Income taxes	(597)	8,038	7,441

Earnings before extraordinary gain	838	51,994	52,832
Extraordinary gain — Negative goodwill	—	15,683	15,683

Net earnings	838	67,677	68,515
Less: Net earnings attributable to noncontrolling interest	—	(6,730)	(6,730)

Net earnings attributable to Enstar Group Limited	$838	$60,947	$61,785

Revenue from one client of the Company’s consulting segment was $12.4 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2009 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$4,477	$4,112	$4,179	$3,336
Net investment income	20,929	24,640	18,493	17,309
Net realized gains (losses)	2,255	2,912	5,080	(6,010)

	27,661	31,664	27,752	14,635

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(182,523)	(44,736)	(17,742)	(29,824)
Reduction in provisions for bad debt	(2,004)	—	—	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(21,042)	(9,830)	(9,422)	(10,118)
Amortization of fair value adjustments	32,572	12,008	9,771	22,977

	(172,997)	(42,558)	(17,393)	(26,679)
Salaries and benefits	27,126	16,997	11,914	12,417
General and administrative expenses	11,415	12,195	10,910	12,382
Interest expense	3,681	4,262	4,675	4,965
Net foreign exchange loss (gain)	30,964	(7,164)	(1,611)	1,598

	(99,811)	(16,268)	8,495	4,683

EARINGS BEFORE INCOME TAXES AND SHARE OF NET (LOSS) EARNINGS OF PARTLY OWNED COMPANY	127,472	47,932	19,257	9,952
Income taxes	(25,586)	(2,660)	23	618
Share of net (loss) earnings of partly owned company	(465)	196	—	269

NET EARNINGS	101,421	45,468	19,280	10,839
Less: Net (earnings) loss attributable to noncontrolling interests	(21,480)	(10,481)	(10,529)	692

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$79,941	$34,987	$8,751	$11,531

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$5.89	$2.58	$0.65	$0.86

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$5.79	$2.53	$0.63	$0.84

Weighted average shares outstanding — Basic	13,579,971	13,578,555	13,532,608	13,363,507
Weighted average shares outstanding — Diluted	13,811,176	13,814,651	13,787,553	13,699,419

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$8,108	$7,410	$3,578	$6,055
Net investment income	(2,057)	6,849	21,219	590
Net realized (losses) gains	(1,393)	(192)	1,014	(1,084)

	4,658	14,067	25,811	5,561

Net (reduction) increase in ultimate loss and loss adjustment expense liabilities:
(Reduction) increase in estimates of net ultimate losses	(134,467)	(4,164)	(24,091)	1,285
(Reduction) increase in provisions for bad debt	(35,274)	213	(1,075)	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(36,132)	(13,672)	(12,165)	(7,087)
Amortization of fair value adjustments	(7,964)	14,154	11,848	6,487

	(213,837)	(3,469)	(25,483)	685
Salaries and benefits	24,953	6,013	13,947	11,357
General and administrative expenses	17,353	10,121	13,972	11,911
Interest expense	4,493	7,919	7,643	3,315
Net foreign exchange (gain) loss	(3,800)	25,056	(4,935)	(1,335)

	(170,838)	45,640	5,144	25,933

EARINGS (LOSS) BEFORE INCOME TAXES AND SHARE OF NET LOSS OF PARTLY OWNED COMPANY	175,496	(31,573)	20,667	(20,372)
Income taxes	(33,466)	(10,434)	(3,193)	239
Share of net loss of partly owned company	(201)	—	—	—

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	141,829	(42,007)	17,474	(20,133)
Extraordinary gain — Negative goodwill	—	—	—	50,280
NET EARNINGS (LOSS)	141,829	(42,007)	17,474	30,147
Less: Net (earnings) loss attributable to noncontrolling interests (including share of extraordinary gain of $nil, $nil, $nil, and 15,084, respectively)	(46,703)	5,572	(6,301)	(18,460)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$95,126	$(36,435)	$11,173	$11,687

EARNINGS PER SHARE — BASIC
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.93	$(1.97)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.95

Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.93	$0.98

EARNINGS PER SHARE — DILUTED
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.91	$(1.97)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.95

Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.91	$0.98

Weighted average shares outstanding — basic	13,333,644	13,317,919	11,959,125	11,927,542
Weighted average shares outstanding — diluted	13,334,944	13,317,919	12,238,356	11,927,542

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$17,193	$6,238	$3,826	$4,661
Net investment income	13,461	15,870	16,976	17,780
Net realized (losses) gains	(221)	31	(132)	571

	30,433	22,139	20,670	23,012

Net (reduction) increase in ultimate loss and loss adjustment expense liabilities:
(Reduction) increase in estimates of net ultimate losses	(25,777)	(5,422)	(1,669)	2,123
(Reduction) increase in provisions for bad debt	(4,047)	4,972	821	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(4,954)	(5,933)	(5,860)	(5,267)
Amortization of fair value adjustments	8,904	6,070	5,903	5,654

	(25,874)	(313)	(805)	2,510
Salaries and benefits	15,144	8,671	10,360	12,802
General and administrative expenses	6,935	10,890	7,915	5,673
Interest expense	1,109	1,442	1,307	1,018
Net foreign exchange (gain) loss	(255)	(4,651)	(3,069)	54

	(2,941)	16,039	15,708	22,057

EARINGS BEFORE INCOME TAXES	33,374	6,100	4,962	955
Income taxes	1,281	(933)	8,109	(1,016)

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	34,655	5,167	13,071	(61)
Extraordinary gain — Negative goodwill	—	—	—	15,683

NET EARNINGS	34,655	5,167	13,071	15,622
Less: Net loss (earnings) attributable to noncontrolling interests	284	(2,599)	(2,167)	(2,248)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,939	$2,568	$10,904	$13,374

EARNINGS PER SHARE — BASIC
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$2.93	$0.22	$0.92	$(0.21)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	1.41

Net earnings attributable to Enstar Group Limited ordinary shareholders	$2.93	$0.22	$0.92	$1.20

EARNINGS PER SHARE — DILUTED
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$2.86	$0.21	$0.89	$(0.20)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	1.37

Net earnings attributable to Enstar Group Limited ordinary shareholders	$2.86	$0.21	$0.89	$1.17

Weighted average shares outstanding — basic	11,920,393	11,920,393	11,916,013	11,160,448
Weighted average shares outstanding — diluted	12,197,074	12,200,514	12,204,562	11,425,716

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
	(in thousands of U.S. dollars, except share data)

ASSETS
Cash and cash equivalents	$12,911	$2,486
Balances due from subsidiaries	159,688	142,277
Investments in subsidiaries	1,196,687	1,030,968
Goodwill	21,222	21,222
Accounts receivable and other assets	8,644	10,534

TOTAL ASSETS	$1,399,152	$1,207,487

LIABILITIES
Accounts payable and accrued liabilities	$4,510	2,582
Loans payable	—	12,741
Balances due to subsidiaries	318,490	320,933

TOTAL LIABILITIES	323,000	336,256

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2009: 156,000,000; 2008: 156,000,000)
Ordinary shares (Issued 2009: 13,580,793; 2008: 13,334,353)	13,581	13,334
Non-voting convertible ordinary shares (Issued 2009: 2,972,892; 2008: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2009: 2,972,892; 2008: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	721,120	709,485
Accumulated other comprehensive income (loss)	8,709	(30,871)
Retained earnings	477,057	341,847

Total Enstar Group Limited Shareholders’ Equity	801,881	615,209
Noncontrolling interest	274,271	256,022

TOTAL SHAREHOLDERS’ EQUITY	1,076,152	871,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,399,152	$1,207,487

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands of U.S. dollars)

INCOME
Net investment income	$1,122	$1,423	$557
Dividend income from subsidiaries	1,019	22,454	—

	2,141	23,877	557

EXPENSES
Salaries and benefits	50	642	4,414
General and administrative expenses	6,780	3,708	4,514
Interest expense	15,977	16,022	7,118
Foreign exchange (gains) losses	(401)	1,063	163

	22,406	21,435	16,209

(LOSS) EARNINGS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(20,265)	2,442	(15,652)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	197,273	129,917	84,167
NONCONTROLLING INTEREST	(41,798)	(50,808)	(6,730)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$135,210	$81,551	$61,785

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net cash flows (used in) provided by operating activities	$(35,610)	$118,158	$56,590

INVESTING ACTIVITIES:
Return (contribution) of capital	55,721	(245,900)	(42,067)

FINANCING ACTIVITIES:
Repayment of loans	(12,482)	—	—
Receipt of loans	—	12,482	—
Repurchase of shares	—	—	(16,762)
Proceeds from issuance of ordinary shares	2,796	115,392	—

Net cash flows (used in) provided by financing activities	(9,686)	127,874	(16,762)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,425	132	(2,239)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,486	2,354	4,593

CASH AND CASH EQUIVALENTS, END OF YEAR	$12,911	$2,486	$2,354

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2009, 2008, and 2007

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar’’) was incorporated under the laws of Bermuda on August 16, 2001 and with its subsidiaries (collectively the “Company”) acquires and manages insurance and reinsurance companies in run-off, and provides management, consultancy and other services to the insurance and reinsurance industry.

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

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management was responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As allowed by SEC guidance, management excluded from its assessment the 2009 acquisition of Copenhagen Re, whose total assets, net assets, total revenues and net income constitute approximately 3.91%, (0.19)%, 0.39% and (1.16)% respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2009.

Based upon that assessment, our management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 107.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the year ended December 31, 2009. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited

We have audited the internal control over financial reporting of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Copenhagen Reinsurance Company Ltd. (“Copenhagen Re”) which was acquired on October 15, 2009. The financial statements of Copenhagen Re constitute approximately 3.91%, (0.19)%, 0.39% and (1.16)% of total assets, net assets, total revenues and net income, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Copenhagen Re. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 3, 2010

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual General Meeting of Shareholders under the headings “Proposal No. 1 — Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual General Meeting of Shareholders under the headings “Executive Compensation,” “Director Compensation” and “Proposal No. 1 — Election of Directors — Meetings of the Board of Directors and its Committees — Compensation Committee Interlocks and Insider Participation.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual General Meeting of Shareholders under the headings “Principal Shareholders and Management Ownership” and “Equity Compensation Plan Information.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual General Meeting of Shareholders under the headings “Certain Relationships and Related Transactions” and “Proposal No. 1 — Election of Directors — Independence of Directors.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual General Meeting of Shareholders under the heading “Proposal No. 2 — Appointment of Independent Auditors.” That proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2009 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II — See Item 8 of this report.

2. Financial Statement Schedules

Included in Part II — See Item 8 of this report.

3. Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.		Description

2	..1◆	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 (and Annex A) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..2◆	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 (and Annex C) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..3◆	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2007).
2	..4◆	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008).
2	..5◆	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

Exhibit
No.		Description

10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.4		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.5+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.6+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.10+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10.13		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.14+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).

Exhibit
No.		Description

10	.15+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.16+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.17+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.18		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.19		Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
10.20		Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009).
10	.21+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2009).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

◆	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2010.

ENSTAR GROUP LIMITED

By:	/s/ Dominic F. Silvester
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2010.

Signature	Title

/s/ Dominic F. Silvester Dominic F. Silvester	Chief Executive Officer and Director

/s/ Richard J. Harris Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ Paul J. O’Shea Paul J. O’Shea	Executive Vice President and Director

/s/ John J. Oros John J. Oros	Executive Chairman and Director

/s/ J. Christopher Flowers J. Christopher Flowers	Director

/s/ T. Whit Armstrong T. Whit Armstrong	Director

/s/ Charles T. Akre, Jr. Charles T. Akre, Jr.	Director

/s/ Paul J. Collins Paul J. Collins	Director

/s/ Gregory L. Curl Gregory L. Curl	Director

/s/ Robert J. Campbell Robert J. Campbell	Director

EXHIBIT INDEX

Exhibit
No.		Description

2	..1◆	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 (and Annex A) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..2◆	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 (and Annex C) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..3◆	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2007).
2	..4◆	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008).
2	..5◆	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange on March 5, 2009).
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.4		Letter Agreement, dated as of May 23, 2006, between Castlewood Holdings Limited, T. Whit Armstrong and T. Wayne Davis (incorporated by reference to Exhibit 10.5 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).

Exhibit
No.		Description

10	.5+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.6+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.10+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10.13		Letter Agreement, dated as of May 23, 2006, among The Enstar Group, Inc. and its Directors (incorporated by reference to Exhibit 10.4 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.14+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
10	.15+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.16+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.17+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).

Exhibit
No.		Description

10.18		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.19		Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
10.20		Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009).
10	.21+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2009).
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

◆	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request