Form 10-Q
period 2010-03-31
Enstar Group LTD
filed 2010-05-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 6, 2010, the registrant had outstanding 13,834,183 ordinary shares, par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2010 — $3,999; 2009 — $45,046)	$4,009	$45,206
Short-term investments, held-to-maturity, at amortized cost (fair value: 2010 — $260,649; 2009 — $159,333)	260,672	159,210
Short-term investments, trading, at fair value (amortized cost: 2010 — 49,245; 2009 — nil)	49,170	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010 — $56,991; 2009 — $69,976)	57,403	69,892
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2010 — $1,262,338; 2009 — $1,169,934)	1,244,536	1,152,330
Fixed maturities, trading, at fair value (amortized cost: 2010 — $183,636; 2009 — $85,775)	186,124	88,050
Equities, trading, at fair value (cost: 2010 — $26,085; 2009 — $21,257)	30,934	24,503
Other investments, at fair value (cost: 2010 — $166,978; 2009 — $165,872)	91,294	81,801

Total investments	1,924,142	1,620,992
Cash and cash equivalents	1,061,925	1,266,445
Restricted cash and cash equivalents	524,654	433,660
Accrued interest receivable	18,731	16,108
Accounts receivable, net	50,498	17,657
Income taxes recoverable	3,057	3,277
Reinsurance balances receivable	839,452	638,262
Investment in partly owned company	28,000	20,850
Goodwill	21,222	21,222
Other assets	120,494	132,369

TOTAL ASSETS	$4,592,175	$4,170,842

LIABILITIES
Losses and loss adjustment expenses	$2,890,725	$2,479,136
Reinsurance balances payable	180,555	162,576
Accounts payable and accrued liabilities	43,783	60,878
Income taxes payable	37,432	51,854
Loans payable	254,541	254,961
Other liabilities	87,480	85,285

TOTAL LIABILITIES	3,494,516	3,094,690

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2010: 156,000,000; 2009: 156,000,000)
Ordinary shares (issued and outstanding 2010: 13,700,741; 2009:13,580,793)	13,701	13,581
Non-voting convertible ordinary shares (issued 2010: 2,972,892; 2009: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2010: 2,972,892; 2009: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	726,770	721,120
Accumulated other comprehensive income	11,375	8,709
Retained earnings	492,978	477,057

Total Enstar Group Limited Shareholders’ Equity	826,238	801,881
Noncontrolling interest	271,421	274,271

TOTAL SHAREHOLDERS’ EQUITY	1,097,659	1,076,152

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,592,175	$4,170,842

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three-Month Periods Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$14,128	$3,336
Net investment income	26,121	17,309
Net realized gains (losses)	2,202	(6,010)

	42,451	14,635

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(1,942)	(29,824)
Reduction in provisions for bad debt	(5,339)	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(8,965)	(10,118)
Amortization of fair value adjustments	6,650	22,977

	(9,596)	(26,679)
Salaries and benefits	15,190	12,417
General and administrative expenses	10,487	12,382
Interest expense	2,394	4,965
Net foreign exchange loss	7,588	1,598

	26,063	4,683

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	16,388	9,952
INCOME TAXES	(5,922)	618
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	7,150	269

NET EARNINGS	17,616	10,839
Less: Net (earnings) loss attributable to noncontrolling interest	(1,695)	692

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$15,921	$11,531

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$1.17	$0.86

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$1.15	$0.84

Weighted average shares outstanding — basic	13,619,741	13,363,507
Weighted average shares outstanding — diluted	13,831,697	13,699,419

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three-Month Periods Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$17,616	$10,839

Other comprehensive income:
Unrealized holding gains (losses) on investments arising during the period	760	(7,849)
Reclassification adjustment for net realized (gains) losses included in net earnings	(2,202)	6,010
Currency translation adjustment	5,572	(3,982)

Total other comprehensive income (loss)	4,130	(5,821)

Comprehensive income	21,746	5,018
Less comprehensive income attributable to noncontrolling interests	(3,160)	(1,994)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$18,586	$3,024

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Three-Month Periods Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,581	$13,334
Issue of shares	41	52
Share awards granted/vested	79	65

Balance, end of period	$13,701	$13,451

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$721,120	$709,485
Share awards granted/vested	5,286	3,974
Issue of shares	215	—
Amortization of share awards	149	—

Balance, end of period	$726,770	$713,459

Accumulated Other Comprehensive Income (Loss) Attributable to Enstar Group Limited
Balance, beginning of period	$8,709	$(30,871)
Cumulative translation adjustments	3,887	(2,784)
Net movement in unrealized holdings gains on investments	(1,221)	(5,720)

Balance, end of period	$11,375	$(39,375)

Retained Earnings
Balance, beginning of period	$477,057	$341,847
Net earnings attributable to Enstar Group Limited	15,921	11,531

Balance, end of period	$492,978	$353,378

Noncontrolling Interest
Balance, beginning of period	$274,271	$256,022
Return of capital	—	(18,783)
Dividends paid	(6,010)	(979)
Net earnings (loss) attributable to noncontrolling interest	1,695	(692)
Cumulative translation adjustments	1,685	(1,198)
Net movement on unrealized holding gains on investments	(220)	3,884

Balance, end of period	$271,421	$238,254

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$17,616	$10,839
Adjustments to reconcile net earnings to cash flows (used in) provided by operating activities:
Share of undistributed net earnings of partly owned company	(7,150)	(269)
Net realized and unrealized investment (gain) loss	(2,202)	6,010
Share of net (gain) loss from other investments	(7,797)	2,100
Other items	(1,878)	5,550
Depreciation and amortization	335	210
Amortization of bond premiums and discounts	780	2,513
Net movement of trading securities held on behalf of policyholders	3,342	3,302
Sales of trading securities	32,106	—
Purchases of trading securities	(127,351)	—
Changes in assets and liabilities:
Reinsurance balances receivable	(149,686)	(50,686)
Other assets	(18,204)	8,685
Losses and loss adjustment expenses	145,230	(7,876)
Reinsurance balances payable	2,351	28,967
Accounts payable and accrued liabilities	(17,638)	(8,532)
Other liabilities	(12,744)	2,273

Net cash flows (used in) provided by operating activities	(142,890)	3,086

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	157,184	8,504
Purchase of available-for-sale securities	—	(218,353)
Sales and maturities of available-for-sale securities	40,993	96,757
Purchase of held-to-maturity securities	(381,817)	(118,897)
Maturity of held-to-maturity securities	166,960	36,581
Movement in restricted cash and cash equivalents	(55,479)	(72,485)
Funding of other investments	(3,048)	(14,728)
Other investing activities	(2)	(477)

Net cash flows used in investing activities	(75,209)	(283,098)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	650
Distribution of capital to noncontrolling interest	—	(18,780)
Dividends paid to noncontrolling interest	(6,010)	(979)

Net cash flows used in financing activities	(6,010)	(19,109)
TRANSLATION ADJUSTMENT	19,589	(3,372)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(204,520)	(302,493)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,266,445	1,866,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,061,925	$1,564,053

Supplemental Cash Flow Information
Net income taxes paid	$15,372	$5,322
Interest paid	$3,687	$3,235

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and December 31, 2009
(Tabular information expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation. The results of operations for any interim period are not necessarily indicative of the results for a full year. All significant inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Adoption of New Accounting Standards

In January 2010, the Company adopted the revised guidance issued by the U.S. Financial Accounting Standards Board (“FASB”) for the consolidation of variable interest entities. The revised guidance requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The adoption of the revised guidance did not have any impact on the consolidated financial statements.

The Company adopted the revised guidance issued by FASB for the accounting for transfers of financial assets in January 2010. The revised guidance eliminates the concept of a “qualifying special-purpose entity”; changes the requirements for derecognizing financial assets; and enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. The adoption of the revised guidance did not have any impact on the consolidated financial statements.

Also in January 2010, the Company adopted the revised guidance issued by FASB for the disclosures about fair value measurements. The revised guidance requires additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The revised guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

Subsequent Events

On February 24, 2010, the FASB amended its guidance on subsequent events to no longer require companies filing periodic reports with the U.S. Securities and Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements in order to alleviate potential conflicts between the FASB’s guidance and the SEC’s filing requirements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on the Company’s results of operations or financial condition. While the Company’s consolidated financial statements no longer disclose the

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

date through which it has evaluated subsequent events, it continues to be required to evaluate subsequent events through the date when the Company’s financial statements are issued.

2.	ACQUISITIONS

The Company accounts for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of reinsurance assets and liabilities acquired are derived from probability weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when the changes occur.

Knapton Insurance (formerly British Engine)

On March 2, 2010, the Company, through its wholly-owned subsidiary, Knapton Holdings Limited (“Knapton Holdings”), completed the acquisition of Knapton Insurance Limited, formerly British Engine Insurance Limited (“Knapton”), from RSA Insurance Group plc for a total purchase price of approximately £28.8 million (approximately $44.0 million). Knapton is a U.K. domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the Knapton acquisition were as follows:

Total purchase price	$44,031

Net assets acquired at fair value	$44,031

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$153,286
Restricted cash	35,515
Investments:
Short-term investments, trading	5,990
Fixed maturity investments, trading	27,923

Total investments	33,913
Reinsurance balances receivable	50,942
Other assets	5,840
Losses and loss adjustment expenses	(216,871)
Insurance and reinsurance balances payable	(12,347)
Accounts payable	(6,247)

Net assets acquired at fair value	$44,031

From March 2, 2010, the date of acquisition, to March 31, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net earnings related to Knapton of $Nil and $0.5 million, respectively.

In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank (the “Knapton Facility”). On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially refinance the acquisition of Knapton.

Assuransinvest

On March 30, 2010, the Company, through its wholly-owned subsidiary, Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF (“Assuransinvest”) for a purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish domiciled reinsurer that is in run-off. The purchase price was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the Assuransinvest acquisition were as follows:

Total purchase price	$11,042

Net assets acquired at fair value	$11,042

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$58,971
Fixed maturity investments, trading	579
Other assets	5
Losses and loss adjustment expenses	(45,021)
Insurance and reinsurance balances payable	(3,130)
Accounts payable	(362)

Net assets acquired at fair value	$11,042

From March 30, 2010, the date of acquisition, to March 31, 2010, the Company recorded no revenues or net earnings related to Assuransinvest in its consolidated statement of earnings.

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

3.	SIGNIFICANT NEW BUSINESS

Shelbourne RITC Transactions

In December 2007, Enstar, in conjunction with JCF FPK I L.P. (“JCF FPK”) and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”) to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC (“FPK”) and J.C. Flowers II, L.P. (the “Flowers Fund”). The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of the Company’s largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of the Company’s board of directors, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Enstar owns approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off.

In February 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $170.3 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £25.0 million (approximately $37.5 million), which was fully financed by Enstar from available cash on hand.

Fitzwilliam

In February 2010, the Company, through its wholly-owned subsidiary, Fitzwilliam Insurance Limited (“Fitzwilliam”) entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch (“Allianz”) in respect of a specific book of Allianz’s business whereby Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $524.7 million and $433.7 million as of March 31, 2010 and December 31, 2009, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of the Company’s fixed maturity securities classified as available-for-sale are as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at March 31, 2010
U.S. government and agency	$11,372	$215	$(2)	$11,585
Non-U.S. government	11,007	51	(5)	11,053
Corporate	36,981	531	(299)	37,213
Residential mortgage-backed	1,630	48	(117)	1,561

	$60,990	$845	$(423)	$61,412

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$14,079	$227	$—	$14,306
Non-U.S. government	37,166	33	(13)	37,186
Corporate	62,092	825	(867)	62,050
Residential mortgage-backed	1,685	31	(160)	1,556

	$115,022	$1,116	$(1,040)	$115,098

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at March 31, 2010
U.S. government and agency	$—	$—	$230	$(2)	$230	$(2)
Non-U.S. government	—	—	772	(5)	772	(5)
Corporate	6,031	(245)	3,176	(54)	9,207	(299)
Residential mortgage-backed	400	(117)	—	—	400	(117)

	$6,431	$(362)	$4,178	$(61)	$10,609	$(423)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2009
Non-U.S. government	$—	$—	$782	$(13)	$782	$(13)
Corporate	10,894	(786)	5,348	(81)	16,242	(867)
Residential mortgage-backed	369	(160)	—	—	369	(160)

	$11,263	$(946)	$6,130	$(94)	$17,393	$(1,040)

As at March 31, 2010 and December 31, 2009, the number of securities classified as available-for-sale in an unrealized loss position was 15 and 20, respectively, with a fair value of $10.6 million and $17.4 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 6 and 11, respectively. As at March 31, 2010, none of these securities were considered to be other-than-temporarily impaired.

The contractual maturities of the Company’s fixed maturity securities classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at March 31, 2010
Due in one year or less	$19,872	$20,194	32.9%
Due after one year through five years	33,514	33,612	54.7%
Due after five years through ten years	5,874	5,936	9.7%
Due after ten years	100	109	0.2%

	59,360	59,851	97.5%
Residential mortgage-backed	1,630	1,561	2.5%

	$60,990	$61,412	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
Due in one year or less	$64,202	$64,606	56.1%
Due after one year through five years	39,951	40,305	35.0%
Due after five years through ten years	5,811	5,783	5.0%
Due after ten years	3,373	2,848	2.5%

	113,337	113,542	98.6%
Residential mortgage-backed	1,685	1,556	1.4%

	$115,022	$115,098	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at March 31, 2010
AAA	$25,267	$25,414	41.4%
AA	—	—	—%
A	12,862	13,137	21.4%
BBB or lower	9,204	8,961	14.6%
Not Rated	13,657	13,900	22.6%

	$60,990	$61,412	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
AAA	$54,157	$54,229	47.1%
AA	—	—	—%
A	32,764	32,886	28.6%
BBB or lower	13,848	13,596	11.8%
Not Rated	14,253	14,387	12.5%

	$115,022	$115,098	100.0%

Held-to-maturity

The amortized cost and estimated fair value of the Company’s fixed maturity securities classified as held-to-maturity are as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at March 31, 2010
U.S. government and agency	$126,005	$1,678	$(19)	$127,664
Non-U.S. government	292,687	2,169	(341)	294,515
Corporate	986,408	16,520	(1,178)	1,001,750
Municipal	9,613	14	—	9,627
Residential mortgage-backed	30,147	227	(397)	29,977
Commercial mortgage-backed	28,909	984	(1,998)	27,895
Asset backed	31,439	720	(600)	31,559

	$1,505,208	$22,312	$(4,533)	$1,522,987

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$164,706	$1,659	$(196)	$166,169
Non-U.S. government	276,506	3,069	(131)	279,444
Corporate	780,099	15,794	(1,284)	794,609
Municipal	9,649	6	(1)	9,654
Residential mortgage-backed	15,894	165	(427)	15,632
Commercial mortgage-backed	30,608	1,130	(1,970)	29,768
Asset backed	34,078	477	(564)	33,991

	$1,311,540	$22,300	$(4,573)	$1,329,267

The following tables summarize the Company’s fixed maturity securities classified as held-to-maturity in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at March 31, 2010
U.S. government and agency	$1,073	$(6)	$2,254	$(13)	$3,327	$(19)
Non-U.S. government	2,013	(4)	42,253	(337)	44,266	(341)
Corporate	14,926	(281)	204,564	(897)	219,490	(1,178)
Residential mortgage-backed	2,097	(233)	21,222	(164)	23,319	(397)
Commercial mortgage-backed	—	—	13,176	(1,998)	13,176	(1,998)
Asset backed	887	(77)	13,893	(523)	14,780	(600)

	$20,996	$(601)	$297,362	$(3,932)	$318,358	$(4,533)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2009
U.S. government and agency	$—	$—	$53,674	$(196)	$53,674	$(196)
Non-U.S. government	—	—	44,477	(131)	44,477	(131)
Corporate	3,892	(249)	153,220	(1,034)	157,112	(1,283)
Municipal	—	—	8,641	(1)	8,641	(1)
Residential mortgage-backed	2,109	(277)	6,494	(151)	8,603	(428)
Commercial mortgage-backed	—	—	11,931	(1,970)	11,931	(1,970)
Asset backed	889	(86)	21,817	(478)	22,706	(564)

	$6,890	$(612)	$300,254	$(3,961)	$307,144	$(4,573)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

As at March 31, 2010 and December 31, 2009, the number of fixed maturity securities classified as held-to-maturity in an unrealized loss position was 162 and 135, respectively, with a fair value of $318.4 million and $307.1 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 25 and 19, respectively. As of March 31, 2010, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The contractual maturities of the Company’s fixed maturity securities, classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at March 31, 2010
Due in one year or less	$690,296	$694,843	45.6%
Due after one year through five years	666,103	679,098	44.6%
Due after five years through ten years	52,948	54,170	3.5%
Due after ten years	5,366	5,445	0.4%

	1,414,713	1,433,556	94.1%
Residential mortgage-backed	30,147	29,977	2.0%
Commercial mortgage-backed	28,909	27,895	1.8%
Asset backed	31,439	31,559	2.1%

	$1,505,208	$1,522,987	100%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
Due in one year or less	$569,133	$572,881	43.1%
Due after one year through five years	607,499	621,344	46.7%
Due after five years through ten years	51,660	53,228	4.0%
Due after ten years	2,668	2,423	0.2%

	1,230,960	1,249,876	94.0%
Residential mortgage-backed	15,894	15,632	1.2%
Commercial mortgage-backed	30,608	29,768	2.2%
Asset backed	34,078	33,991	2.6%

	$1,311,540	$1,329,267	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as held-to-maturity:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at March 31, 2010
AAA	$645,173	$648,703	42.6%
AA	285,747	290,206	19.1%
A	455,980	463,772	30.4%
BBB or lower	113,906	115,904	7.6%
Not Rated	4,402	4,402	0.3%

	$1,505,208	$1,522,987	100%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
AAA	$598,949	$603,017	45.4%
AA	271,954	276,507	20.8%
A	367,750	375,416	28.2%
BBB or lower	68,436	69,876	5.3%
Not Rated	4,451	4,451	0.3%

	$1,311,540	$1,329,267	100.0%

Trading

The estimated fair value of the Company’s fixed maturity securities, short-term investments and equities classified as trading was as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value

As at March 31, 2010
U.S. government and agency	$84,273	$1,693	$(182)	$85,784
Non-U.S. government	28,441	1	(57)	28,385
Corporate	110,545	1,401	(121)	111,825
Residential mortgage-backed	8,571	9	(37)	8,543
Commercial mortgage-backed	1,051	—	(294)	757
Equities	26,085	5,218	(369)	30,934

	$258,966	$8,322	$(1,060)	$266,228

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value

As at December 31, 2009
U.S. government and agency	$60,355	$1,696	$(131)	$61,920
Corporate	23,894	1,139	—	25,033
Residential mortgage-backed	474	4	(22)	456
Commercial mortgage-backed	1,051	—	(410)	641
Equities	21,258	3,854	(609)	24,503

	$107,032	$6,693	$(1,172)	$112,553

Other Investments

At March 31, 2010 and December 31, 2009, the Company had $91.3 million and $81.8 million, respectively, of other investments recorded in limited partnerships, limited liability companies and equity funds. These other investments represented 2.6% and 2.5% of total investments and cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively. All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As at March 31, 2010 and December 31, 2009, the Company had unfunded capital commitments relating to its other investments of $117.9 and $101.1 million, respectively. As at March 31, 2010, and December 31, 2009, 93.4% and 93.1%, respectively, of the Company’s other investments were under management by a related party.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale or held-to-maturity in an unrealized loss position as at March 31, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at March 31, 2010, no credit losses existed.

Fair Value of Financial Instruments

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. The Company uses a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•	Level 2 — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own assumptions about assumptions that market participants might use.

The following is a summary of valuation techniques or models the Company uses to measure fair value by asset and liability classes.

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by its outside investment advisors. Through these third parties, the Company uses nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its fixed maturity investments. These pricing services include Barclays Capital Aggregate Index (formerly Lehman Index), Reuters Pricing Service, FT Interactive Data and others.

The pricing service uses market quotations for securities (e.g. public common and preferred securities) that have quoted prices in active markets. When quoted market prices are unavailable, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.

With the exception of two securities within the Company’s trading portfolio, the fair value estimates of its fixed maturity investments are based on observable market data. The Company has therefore included these as Level 2 investments within the fair value hierarchy. The two securities in its trading portfolio that do not have observable inputs have been included as Level 3 investments within the fair value hierarchy.

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and challenges any prices deemed not to be representative of fair value.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

As of March 31, 2010, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

Equity Securities

The Company’s equity securities are managed by two external advisors. Through these third parties, the Company uses nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its equity securities. These pricing services include FT Interactive Data and others.

The Company has categorized all but one of its equity securities as Level 1 investments because these securities are based on quoted prices in active markets for identical assets or liabilities. The one equity security that was not categorized as Level 1 was instead categorized as Level 3 because, due to the nature of the investment, management had to make assumptions regarding its valuation.

Other Investments

For its investments in limited partnerships, limited liability companies and equity funds, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. For all publicly traded company investments within the funds, the Company has valued those investments based on the latest share price. The value of Affirmative Investment LLC (in which the Company owns a non-voting 7% membership interest) is based on the market value of the shares of Affirmative Insurance Holdings, Inc., a publicly traded company.

All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments in the short term. The Company has classified its other investments as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2010
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$97,369	$—	$97,369
Non-U.S. government	—	39,438	—	39,438
Corporate	—	148,459	579	149,038
Residential mortgage-backed	—	10,104	—	10,104
Commercial mortgage-backed	—	—	757	757
Equities	27,484	—	3,450	30,934
Other investments	—	—	91,294	91,294

Total investments	$27,484	$295,370	$96,080	$418,934

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	December 31, 2009
			Significant
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	3,049	—	3,628
Total realized and unrealized losses	116	6,444	150	6,710
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2010	$1,336	$91,294	$3,450	$96,080

The amount of net gains/(losses) for the period included in earnings attributable to the fair value of changes in assets still held at March 31, 2010 was $7.9 million. Of this amount, $0.3 million was included in net realized gains/(losses) and $7.6 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2009	$352	$60,237	$—	$60,589
Net purchases (sales and distributions)	—	12,628	2,006	14,634
Total realized and unrealized losses	(68)	(3,299)	85	(3,282)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2009	$284	$69,566	$2,901	$71,941

The amount of net gains/(losses) for the period included in earnings attributable to the fair value of changes in assets still held at March 31, 2009 was $(1.9) million. Of this amount, less than $0.1 million was included in net realized gains/(losses) and $(1.9) million was included in net investment income

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

During the three months ended March 31, 2010 and 2009, proceeds from the sale and maturities of available-for-sale securities were $41.0 million and $96.8 million, respectively. Gross realized gains on the sale of available-for-sale securities were, for the three months ended March 31, 2010 and 2009, less than $0.1 million and $0.1 million, respectively, and gross unrealized losses on the sale of available-for-sale securities, were $Nil and $0.2 million respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009

Assets used for collateral in trust for third-party agreements	$235,307	$214,149
Deposits with U.S. regulatory authorities	19,109	12,998

	$254,416	$227,147

6.	INVESTMENT IN PARTLY OWNED COMPANIES

On June 13, 2008, the Company, through its wholly-owned subsidiary Virginia Holdings Ltd. (“Virginia”), completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation (“SAC”) from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. SAC is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. The investment is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends. During the three months ended March 31, 2010 and 2009 the Company recorded earnings of $7.2 million and $0.3 million, respectively, representing the Company’s share of after-tax earnings.

The following summarized financial information for SAC is derived from its unaudited quarterly financial statements:

	Three Months Ended
	March 31
	2010	2009

Total revenues	$812	$1,097
Total expenses	13,488	(490)
Income from continuing operations	14,300	607
Net income	$14,300	$607

SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments. Virginia is entitled to receive $28.0 million of the sale price plus its agreed share of any post-closing purchase

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENT IN PARTLY OWNED COMPANIES — (cont’d)

price adjustments. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. SAC remains the parent of Seaton Insurance Company.

The balance of the investment in partly owned company was $28.0 million and $20.9 million at March 31, 2010 and December 31, 2009, respectively.

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2010 and March 31, 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2010	2009

Balance as of January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Effect of exchange rate movement	(35,975)	(6,650)
Net reduction in ultimate losses and loss adjustment expense liabilities	(9,596)	(26,679)
Net losses paid	(83,225)	(12,372)
Acquired on purchase of subsidiaries	222,042	11,383
Retroactive reinsurance contracts assumed	230,389	48,818

Net balance as at March 31	2,455,043	2,418,212
Plus: total reinsurance reserves recoverable	435,680	379,615

Balance as at March 31	$2,890,723	$2,797,827

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Net losses paid	$(83,225)	$(12,372)
Net change in case and loss adjustment expense (LAE) reserves	78,854	5,593
Net change in incurred but not reported (IBNR) reserves	6,313	36,603

Reduction in estimates of net ultimate losses	1,942	29,824
Reduction in provisions for bad debt	5,339	9,714
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	8,965	10,118
Amortization of fair value adjustments	(6,650)	(22,977)

Net reduction in ultimate loss and loss adjustment expense liabilities	$9,596	$26,679

Net reduction in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by the Company’s policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net reduction in IBNR represents the change in the Company’s actuarial estimates of losses incurred but not reported.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2010 of $9.6 million was attributable to a reduction in estimates of net ultimate losses of $1.9 million, a reduction in aggregate provisions for bad debt of $5.3 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $9.0 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.7 million.

The reduction in estimates of net ultimate losses of $1.9 million comprised net incurred loss development of $4.4 million and reductions in IBNR reserves of $6.3 million. The reductions in aggregate provisions for bad debts of $5.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2009 of $26.7 million was attributable to a reduction in estimates of net ultimate losses of $29.8 million, a reduction in aggregate provisions for bad debts of $9.7 million and a reduction in estimates of loss adjustment expense liabilities of $10.1 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $23.0 million. The reduction in estimates of net ultimate losses of $29.8 million primarily related to a reduction in IBNR loss reserves. Subsequent to the period end, claims liabilities of certain policyholders within a number of the Company’s insurance subsidiaries were agreed at levels that required a reassessment of IBNR loss reserves for those subsidiaries. The reductions in aggregate provisions for bad debts of $9.7 million resulted from the collection of certain reinsurance balances receivable against which bad debt provisions had been provided in earlier periods.

8.	LOANS PAYABLE

Total amounts of long-term debt outstanding as of March 31, 2010 and December 31, 2009 totaled $254.5 million and $255.0 million, respectively, and were comprised of the following:

Facility	Date of Facility	March 31, 2010	December 31, 2009

Cumberland — Facility B	March 4, 2008	$69,118	$67,071
Unionamerica — Facility A	December 30, 2008	153,265	155,268
Unionamerica — Facility B	December 30, 2008	32,158	32,622

		$254,541	$254,961

In April 2010, Knapton Holdings entered into the Knapton Facility, a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially refinance the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries.

9.	EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to its employees and to members of the board of directors. These are described in Note 13 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information below includes both the employee and director components of the Company’s share-based compensation.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

a)  Employee share plans

Employee stock awards for the three months ended March 31, 2010 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2010	1,636	$102
Granted	234,207	15,953
Vested	(80,277)	(5,455)

Nonvested — March 31, 2010	155,566	$10,759

i)  2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the three months ended March 31, 2010 and 2009, 78,664 and 64,572 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total values of the awards for the three months ended March 31, 2010 and 2009 were $5.4 million and $3.3 million, respectively, and were charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2009 and 2008, respectively.

In addition, for the three months ended March 31, 2010, 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the non-vested share awards as at March 31, 2010 was $10.5 million. This cost is expected to be recognized over the next 5.8 years. Compensation costs of $0.1 million relating to the share award were recognized in the Company’s statement of earnings for the three months ended March 31, 2010.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three months ended March 31, 2010 and 2009 was $2.8 million and $2.0 million, respectively.

ii)  Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“the Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Plan at the Annual General Meeting. The Plan commenced on April 1, 2008.

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for the three months ended March 31, 2010 and 2009. As at March 31, 2010, 9,897 shares have, in total, been issued to employees under the Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

(b)  Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2010	327,586	$29.49	$14,261
Granted	—	—	—
Exercised	(106,920)	28.29	(3,741)
Forfeited	—	—	—

Outstanding — March 31, 2010	220,666	$30.07	$8,626

Stock options outstanding and exercisable as of March 31, 2010 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 — $20	112,785	$19.03	1.3 years
$40 — $60	107,881	41.61	3.5 years

(c)  Deferred Compensation and Stock Plan for Non-Employee Directors

For the three months ended March 31, 2010 and 2009, 1,472 and 1,651 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

10.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share of amounts attributable to the Company’s ordinary shareholders for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$15,921	$11,531
Weighted average shares outstanding — basic	13,619,741	13,363,507

Earnings per share attributable to Enstar Group Limited — basic	$1.17	$0.86

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$15,921	$11,531
Weighted average shares outstanding — basic	13,619,741	13,363,507
Share equivalents:
Unvested shares	39,313	13,749
Restricted share units	14,397	7,429
Options	158,246	314,734

Weighted average shares outstanding — diluted	13,831,697	13,699,419

Earnings per share attributable to Enstar Group Limited — diluted	$1.15	$0.84

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Messrs Flowers and Oros are members of the Company’s board of directors, Mr. Flowers is one of the largest shareholders of the Company and Mr. Oros is an executive officer of the Company.

•	During March 2010, the Company committed to invest $20.0 million in Varadero International Ltd. (“Varadero”) an entity affiliated with Messrs. Flowers and Oros. During the three months ended March 31, 2010 the Company funded $3.0 million of its commitment. The remaining outstanding commitment is $17.0 million. As of May 3, 2010, the Company’s remaining outstanding capital commitment of $17.0 million had been called by Varadero.

•	During the three months ended March 31, 2010, the Company did not fund any of its remaining outstanding capital commitment to entities affiliated with Messrs. Flowers and Oros. The Company had, as of March 31, 2010 and December 31, 2009, investments in entities affiliated with Mr. Flowers with a total value of $85.2 million and $76.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, as of those same dates, of $98.1 million and $98.1 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next four years.

As at March 31, 2010, related party investments associated with Messrs. Flowers and Oros accounted for 97.6% of the total unfunded capital commitments of the Company, 93.4% of the total amount of investments classified as other investments by the Company and 95.0% of the total increase in fair value of other investments held by the Company.

12.	SEGMENT INFORMATION

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended March 31, 2010
	Reinsurance	Consulting	Total

Consulting fees	$(21,503)	$35,631	$14,128
Net investment income	25,301	820	26,121
Net realized gains	2,202	—	2,202

	6,000	36,451	42,451

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(1,942)	—	(1,942)
Reduction in provisions for bad debt	(5,339)	—	(5,339)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(8,965)	—	(8,965)
Amortization of fair value adjustments	6,650	—	6,650

	(9,596)	—	(9,596)
Salaries and benefits	2,301	12,889	15,190
General and administrative expenses	4,077	6,410	10,487
Interest expense	2,394	—	2,394
Net foreign exchange loss	7,225	363	7,588

	6,401	19,662	26,063

(Loss) earnings before income taxes and share of net earnings of partly owned company	(401)	16,789	16,388
Income taxes	(2,348)	(3,574)	(5,922)
Share of net earnings of partly owned company	7,150	—	7,150

Net earnings	4,401	13,215	17,616
Less: Net earnings attributable to noncontrolling interests	(1,695)	—	(1,695)

Net earnings attributable to Enstar Group Limited	$2,706	$13,215	$15,921

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended March 31, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(7,996)	$11,332	$3,336
Net investment income	17,097	212	17,309
Net realized losses	(6,010)	—	(6,010)

	3,091	11,544	14,635

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(29,824)	—	(29,824)
Reduction in provisions for bad debt	(9,714)	—	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(10,118)	—	(10,118)
Amortization of fair value adjustments	22,977	—	22,977

	(26,679)	—	(26,679)
Salaries and benefits	3,466	8,951	12,417
General and administrative expenses	8,057	4,325	12,382
Interest expense	4,965	—	4,965
Net foreign exchange loss	1,309	289	1,598

	(8,882)	13,565	4,683

Earnings (loss) before income taxes and share of net earnings of partly owned company	11,973	(2,021)	9,952
Income taxes	125	493	618
Share of net earnings of partly owned company	269	—	269

Net earnings (loss)	12,367	(1,528)	10,839
Less: Net loss attributable to noncontrolling interests	692	—	692

Net earnings (loss) attributable to Enstar Group Limited	$13,059	$(1,528)	$11,531

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2009 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and in our report dated March 3, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche
Hamilton, Bermuda
May 7, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have acquired a number of insurance and reinsurance companies and several portfolios of insurance and reinsurance business and are now administering those businesses in run-off. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the recorded loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Recent Transactions

Sale of Interest in Stonewall

On June 13, 2008, our indirect subsidiary Virginia Holdings Ltd., or Virginia, completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation, or SAC, from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. SAC is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. In settlement of the litigation described below in “Part II — Other Information — Item 1. Legal Proceedings,” SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments. Virginia is entitled to receive $28.0 million of the sale price plus its agreed share of any post-closing purchase price adjustments. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. SAC remains the parent of Seaton Insurance Company.

Knapton Insurance (formerly British Engine)

On March 2, 2010, we, through our wholly-owned subsidiary, Knapton Holdings Limited, or Knapton Holdings, completed the acquisition of Knapton Insurance Limited, formerly British Engine Insurance Limited, or Knapton, from RSA Insurance Group plc for a total purchase price of £28.8 million (approximately $44.0 million). Knapton is a U.K. domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank, or the Knapton Facility. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially refinance the acquisition of Knapton.

Assuransinvest

On March 30, 2010, we, through our wholly-owned subsidiary Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF, or Assuransinvest, for a purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Providence Washington

On January 29, 2010, we, through our wholly-owned subsidiary PWAC Holdings, Inc., entered into a definitive agreement for the purchase of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island domiciled insurers that are in run-off. The purchase price is expected to be funded from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2010.

Shelbourne RITC Transactions

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited, or Shelbourne, to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. JCF FPK is a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia & Waller (USA) LLC, or FPK. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, our Executive Chairman and a member of our board of directors, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off.

In February 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $170.3 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £25.0 million (approximately $37.5 million), which was fully funded from available cash on hand.

Fitzwilliam

In February 2010, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch, or Allianz, in respect of a specific book of Allianz’s business whereby Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2010	2009
	(in thousands of
	U.S. dollars)

INCOME
Consulting fees	$14,128	$3,336
Net investment income	26,121	17,309
Net realized gains (losses)	2,202	(6,010)

	42,451	14,635

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reductions in estimates of net ultimate losses	(1,942)	(29,824)
Reductions in provisions for bad debt	(5,339)	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(8,965)	(10,118)
Amortization of fair value adjustments	6,650	22,977

	(9,596)	(26,679)
Salaries and benefits	15,190	12,417
General and administrative expenses	10,487	12,382
Interest expense	2,394	4,965
Net foreign exchange loss	7,588	1,598

	26,063	4,683

Earnings before income taxes and share of net earnings of partly owned company	16,388	9,952
Income taxes	(5,922)	618
Share of net earnings of partly owned company	7,150	269

NET EARNINGS	17,616	10,839
Less: Net (earnings) loss attributable to noncontrolling interest	(1,695)	692

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$15,921	$11,531

Comparison of the Three Months Ended March 31, 2010 and 2009

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $17.6 million and $10.8 million for the three months ended March 31, 2010 and 2009, respectively. The increase in earnings of approximately $6.8 million was primarily attributable to the following:

(i)	an increase in investment income (inclusive of realized gains (losses)) of $17.0 million primarily as a result of an increase in 2010 in the fair value of our private equity portfolio classified as other investments of $7.7 million as compared to a writedown in 2009 of $2.1 million; an increase in net realized gains (losses) from ($6.0) million in 2009 to $2.2 million in 2010; and an increase in investment income as a result of an overall increase in the size of the investment portfolio in 2010 as compared to 2009;

(ii)	an increase in consulting fee income due to increased fees earned in respect of incentive based engagements;

(iii)	reduced interest expense of $2.6 million due primarily to an overall reduction in loan facility balances outstanding as at March 31, 2010; and

(iv)	an increase of $6.9 million in income earned from our investment in our partly owned subsidiary; partially offset by

(v)	an increase in income taxes of $6.5 million due to higher tax liabilities recorded on the results of our taxable subsidiaries;

(vi)	an increase in net foreign exchange losses of $6.0 million;

(vii)	an increase in salary and benefits costs of $2.8 million due to increased salary costs related to our discretionary bonus plan, which occurred as a result of increased net earnings in the period, as well as an increase in our overall headcount; and

(viii)	a lower net reduction in ultimate loss and loss adjustment expense liabilities of $17.1 million.

We recorded noncontrolling interest in (earnings) loss of $(1.7) million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited increased from $11.5 million for the three months ended March 31, 2009 to $15.9 million for the three months ended March 31, 2010.

Consulting Fees:

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$35,631	$11,332	$24,299
Reinsurance	(21,503)	(7,996)	(13,507)

Total	$14,128	$3,336	$10,792

We earned consulting fees of approximately $35.6 million and $11.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase in consulting fees primarily related to the combination of additional fees received from our reinsurance segment and increased incentive fees earned from third party agreements.

Internal management fees of $21.5 million and $8.0 million were paid in the quarters ended March 31, 2010 and 2009, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to additional fees paid by reinsurance companies relating to allocated charges for increases in 2009 salary and general and administrative expenses.

Net Investment Income and Net Realized Gains/(Losses):

	Three Months Ended March 31,
				Net Realized
	Net Investment Income			Gains/(Losses)
	2010	2009	Variance	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$820	$212	$608	$—	$—	$—
Reinsurance	25,301	17,097	8,204	2,202	(6,010)	8,212

Total	$26,121	$17,309	$8,812	$2,202	$(6,010)	$8,212

Net investment income for the three months ended March 31, 2010 increased by $8.8 million to $26.1 million, as compared to $17.3 million for the same period in 2009. The increase was primarily attributable to the combination of the following items:

(i)	an increase of $9.8 million in the fair value of our private equity investments from a writedown of $2.1 million for the three months ended March 31, 2009 to an increase in value of $7.7 million as at March 31, 2010; and

(ii)	an increase in the average balances of short-term and fixed maturity securities held from $1,306.0 million for the three months ended March 31, 2009 to $1,658.3 million for the three months ended March 31, 2010, as well as a corresponding increase in the return. The increase in short-term and fixed maturity securities was due primarily to the completion of the acquisitions of Knapton and Assuransinvest and the RITC agreements entered into with two Lloyd’s syndicates.

The average return on the cash and fixed maturities for the three months ended March 31, 2010 was 2.18%, as compared to the average return of 1.72% for the three months ended March 31, 2009. The average credit rating of our fixed income investments at March 31, 2010 was AA.

Net realized gains (losses) for the three months ended March 31, 2010 and 2009 were $2.2 million and $(6.0) million, respectively.

The net realized loss for the three months ended March 31, 2009 primarily arose as a result of the transfer of approximately $10.0 million of our investments that were classified as available-for-sale fixed maturities and approximately $2.0 million of our investments that were classified as other investments to equities. As a result, we wrote down the value of those securities by approximately $5.4 million to reflect their current market values.

Fair Value Measurements

In accordance with the guidance for fair value measurement and disclosure hierarchy, we have categorized our investments that are recorded at fair value among levels as follows:

	March 31, 2010
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$97,369	$—	$97,369
Non-U.S. government	—	39,438	—	39,438
Corporate	—	148,459	579	149,038
Residential mortgage-backed	—	10,104	—	10,104
Commercial mortgage-backed	—	—	757	757
Equities	27,484	—	3,450	30,934
Other investments	—	—	91,294	91,294

Total investments	$27,484	$295,370	$96,080	$418,934

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands of
	U.S. dollars)

Net losses paid	$(83,225)	$(12,372)
Net change in case and LAE reserves	78,854	5,593
Net change in IBNR	6,313	36,603

Reduction in estimates of net ultimate losses	1,942	29,824
Reduction in provisions for bad debt	5,339	9,714
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	8,965	10,118
Amortization of fair value adjustments	(6,650)	(22,977)

Net reduction in ultimate loss and loss adjustment expense liabilities	$9,596	$26,679

Net reduction in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net reduction in Incurred But Not Reported, or IBNR, represents the change in our actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2010 of $9.6 million was attributable to a reduction in estimates of net ultimate losses of $1.9 million, a reduction in aggregate provisions for bad debt of $5.3 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $9.0 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.7 million.

The reduction in estimates of net ultimate losses of $1.9 million comprised net incurred loss development of $4.4 million and reductions in IBNR reserves of $6.3 million. The reductions in aggregate provisions for bad debt of $5.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2009 of $26.7 million was attributable to a reduction in estimates of net ultimate losses of $29.8 million, a reduction in aggregate provisions for bad debts of $9.7 million and a reduction in estimates of loss adjustment expense liabilities of $10.1 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $23.0 million. The reduction in estimates of net ultimate losses of $29.8 million primarily related to a reduction in IBNR loss reserves. Subsequent to the period end, claims liabilities of certain policyholders within a number of our insurance subsidiaries were agreed at levels that required a reassessment of IBNR loss reserves for those subsidiaries. The reduction in aggregate provisions for bad debts of $9.7 million resulted from the collection of certain reinsurance balances receivable against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2010	2009
	(in thousands of U.S. dollars)

Balance as of January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Net reduction in ultimate loss and loss adjustment expense liabilities	(9,596)	(26,679)
Net losses paid	(83,225)	(12,372)
Effect of exchange rate movement	(35,975)	(6,650)
Retroactive reinsurance contracts assumed	230,389	48,818
Acquired on purchase of subsidiaries	222,042	11,383

Net balance as at March 31	$2,455,043	$2,418,212
Plus: total reinsurance reserves recoverable	435,680	379,615

Balance as at March 31	$2,890,723	$2,797,827

Salaries and Benefits:

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$12,889	$8,951	$(3,938)
Reinsurance	2,301	3,466	1,165

Total	$15,190	$12,417	$(2,773)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $15.2 million and $12.4 million for the three months ended March 31, 2010 and 2009, respectively.

The increase in salaries and benefits was primarily attributable to:

(i)	an increase of $2.3 million in the discretionary bonus expense in our consulting segment for the three months ended March 31, 2010;

(ii)	increased staff costs due to an increase in average staff numbers from 288 to 296 for the three months ended March 31, 2009 and 2010, respectively; and

(iii)	increased U.S. dollar costs of our U.K. based staff following an increase in the average British pound exchange rate from approximately 1.4367 to 1.5597 for the three months ended March 31, 2009 and 2010, respectively. Of our total headcount as at March 31, 2010 and 2009, approximately 68% and 67%, respectively, had their salaries paid in British pounds.

Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$4,077	$4,325	$248
Reinsurance	6,410	8,057	1,647

Total	$10,487	$12,382	$1,895

General and administrative expenses attributable to the reinsurance segment decreased by $1.6 million during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. The decrease of $1.6 million was due primarily to: (i) reduced professional fees of $0.7 million due primarily to reduced legal fees in respect of the recently settled lawsuit described in “Part II — Other Information — Item 1. Legal Proceedings” of this filing; (ii) reduced rent expense of $0.5 million on a building lease we acquired at the time of our acquisition of Copenhagen Reinsurance Company Ltd.; and (iii) overall reduction in other general expenses of $0.7 million in the period; partially offset by (iv) increased government fees of $0.2 million associated primarily with the stamp duty paid on the acquisition of Knapton.

Interest Expense:

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	2,394	4,965	2,571

Total	$2,394	$4,965	$2,571

Interest expense of $2.4 million and $5.0 million was recorded for the three months ended March 31, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in the principal remaining on outstanding bank borrowings as at March 31, 2010 as compared to March 31, 2009, as well as lower interest rates. As at March 31, 2009, there was approximately $392.7 million of outstanding bank debt as compared to approximately $254.5 million as at March 31, 2010.

Foreign Exchange Loss:

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(363)	$(289)	$(74)
Reinsurance	(7,225)	(1,309)	(5,916)

Total	$(7,588)	$(1,598)	$(5,990)

We recorded a foreign exchange loss of $7.6 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. The foreign exchange loss arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, and foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar has been depreciating against the currency. Subsequent to the three months ended March 31, 2010, the surplus British pounds were largely converted to U.S. dollars.

Income Tax (Expense)/Recovery:

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(3,574)	$493	$(4,067)
Reinsurance	(2,348)	125	(2,473)

Total	$(5,922)	$618	$(6,540)

We recorded income tax (expense)/recovery of $(5.9) million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. The increase in taxes for the three months ended March 31, 2010 was due primarily to an increase in earnings of some of our companies operating in tax paying jurisdictions.

Share of Net Earnings of Partly Owned Company

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	7,150	269	6,881

Total	$7,150	$269	$6,881

For the three months ended March 31, 2010, we recorded $7.2 million of our share of net earnings of partly owned company as compared to $0.3 million for the three months ended March 31, 2009.

On June 13, 2008, our indirect subsidiary Virginia completed the acquisition of 44.4% of the outstanding capital stock of SAC from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. Stonewall Acquisition Corporation, or SAC, is the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. In settlement of the litigation described below in “Part II — Other Information — Item 1. Legal Proceedings,” SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments. Virginia is entitled to receive $28.0 million of the sale purchase price plus its agreed share of any post-closing purchase price adjustments. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. SAC remains the parent of Seaton Insurance Company.

Noncontrolling Interest

	Three Months Ended March 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(1,695)	692	(2,387)

Total	$(1,695)	$692	$(2,387)

We recorded net earnings (loss) attributable to a noncontrolling interest of $1.7 million and $(0.7) million for the three months ended March 31, 2010 and 2009, respectively. The increase for the quarter ended March 31, 2010 in noncontrolling interest was due primarily to an increase in income for those entities that have noncontrolling interests.

Liquidity and Capital Resources

In April 2010, our wholly-owned subsidiary, Knapton Holdings, entered into a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially fund the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries.

Other than the above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2009. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the three month periods ended March 31, 2010 and 2009, net cash (used in) provided by our operating activities was $(142.9) million and $3.1 million, respectively. The decrease in cash flows was primarily attributable to:

i)	an increase in the net purchase of trading securities of $95.3 million related primarily to securities acquired on the acquisitions of Knapton and Assuransinvest, along with our completion of two new RITC transactions, which at the time of the acquisitions were designated as trading;

ii)	an increase in the movement of total reinsurance balances receivable and payable of $125.4 million due primarily to completion of the acquisitions and RITC transactions noted above; and

iii)	an increase in the net movement of other assets and liabilities of $41.9 million; partially offset by

iv)	an increase in loss and loss adjustment expenses of $153.1 million due to the completion of the acquisitions and RITC transactions noted above.

Due to the nature of our operating activities — managing insurance and reinsurance companies and portfolios of insurance and reinsurance in run-off — it is not unexpected to have significant swings in net cash provided by our operating activities.

Net cash used in investing activities for the three month periods ended March 31, 2010 and 2009 was $75.2 million and $283.1 million, respectively. The increase in cash flows was primarily due to the increase of $148.7 million in net cash acquired on the completion of acquisitions and an increase of $162.6 million in net cash provided by the purchases, sales and maturities of available-for-sale securities, which were partially offset by an increase of $178.3 million in net purchases of held-to-maturity securities.

Net cash used in financing activities for the three month periods ended March 31, 2010 and 2009 was $6.0 million and $19.1 million, respectively. The increase in cash flows was primarily due to a reduction of $13.7 million in net payments to noncontrolling interests.

Commitments and Contingencies

There have been no other material changes in our commitments or contingencies since December 31, 2009. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303 (a)(4) of Regulation S-K.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report.

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission, or SEC. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2009. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2008, we, Enstar US, Inc., or Enstar US, Dukes Place Limited and certain affiliates of Dukes Place, or, collectively, Dukes Place, were named as defendants in a lawsuit filed in the United States District Court for the Southern District of New York by National Indemnity Company, or NICO, an indirect subsidiary of Berkshire Hathaway, Inc. The complaint alleged, among other things, that Dukes Place, we and Enstar US: (i) interfered with the rights of NICO as reinsurer under reinsurance agreements entered into between NICO and each of Stonewall and Seaton, two Rhode Island domiciled insurers that are indirect subsidiaries of Dukes Place, and (ii) breached certain duties owed to NICO under management agreements between Enstar US and each of Stonewall and Seaton. The suit was filed shortly after Virginia Holdings Ltd., our indirect subsidiary, or Virginia, completed a hearing before the Rhode Island Department of Business Regulation as part of Virginia’s application to buy a 44.4% interest in the insurers from Dukes Place. Virginia completed that acquisition on June 13, 2008. The suit did not seek a stated amount of damages. In a letter dated July 1, 2009, the parties requested a stay of the proceedings, which was granted by the Court by Order dated August 26, 2009. On April 7, 2010, Stonewall Acquisition Corporation, a corporation in which we own a 44.4% interest, closed a transaction in which it sold all of the shares of Stonewall Insurance Company to Columbia Insurance Company, an affiliate of NICO for a purchase price of $56.0 million (subject to certain post-closing purchase price adjustments). In connection with this transaction, we, Enstar US, Dukes Place, and NICO entered into a Mutual Release Agreement, dated as of April 7, 2010, pursuant to which the parties (i) dismissed the claims and counterclaims against one another in connection with the above-referenced litigation, and (ii) released and discharged each other from any and all liabilities arising out of, or relating to, the above-referenced litigation.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors identified therein have not materially changed.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2010.

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