Form 10-Q
period 2010-06-30
Enstar Group LTD
filed 2010-08-06
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2010, the registrant had outstanding 13,835,787 ordinary shares, par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2010 — $nil; 2009 — $45,046)	$—	$45,206
Short-term investments, held-to-maturity, at amortized cost (fair value: 2010 — $90,008; 2009 — $159,333)	90,084	159,210
Short-term investments, trading, at fair value (amortized cost: 2010 — $522,060; 2009 — $nil)	521,544	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010 — $33,388; 2009 — $69,976)	33,633	69,892
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2010 — $1,360,245; 2009 — $1,169,934)	1,340,764	1,152,330
Fixed maturities, trading, at fair value (amortized cost: 2010 — $241,587; 2009 — $85,775)	247,037	88,050
Equities, trading, at fair value (cost: 2010 — $41,421; 2009 — $21,257)	41,722	24,503
Other investments, at fair value (cost: 2010 — $240,351; 2009 — $165,872)	166,781	81,801

Total investments	2,441,565	1,620,992
Cash and cash equivalents	723,735	1,266,445
Restricted cash and cash equivalents	382,123	433,660
Accrued interest receivable	20,259	16,108
Accounts receivable, net	58,868	17,657
Income taxes recoverable	6,990	3,277
Reinsurance balances receivable	756,081	638,262
Investment in partly owned company	—	20,850
Goodwill	21,222	21,222
Other assets	193,050	132,369

TOTAL ASSETS	$4,603,893	$4,170,842

LIABILITIES
Losses and loss adjustment expenses	$2,894,353	$2,479,136
Reinsurance balances payable	189,023	162,576
Accounts payable and accrued liabilities	35,609	60,878
Income taxes payable	23,022	51,854
Loans payable	270,919	254,961
Other liabilities	79,974	85,285

TOTAL LIABILITIES	3,492,900	3,094,690

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2010: 156,000,000; 2009: 156,000,000)
Ordinary shares (issued and outstanding 2010: 13,703,981; 2009: 13,580,793)	13,704	13,581
Non-voting convertible ordinary shares (issued 2010: 2,972,892; 2009: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2010: 2,972,892; 2009: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	727,323	721,120
Accumulated other comprehensive income	(6,416)	8,709
Retained earnings	505,408	477,057

Total Enstar Group Limited Shareholders’ Equity	821,433	801,881
Noncontrolling interest	289,560	274,271

TOTAL SHAREHOLDERS’ EQUITY	1,110,993	1,076,152

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,603,893	$4,170,842

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Month Periods Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$3,500	$4,179	$17,628	$7,515
Net investment income	22,998	18,493	49,119	35,802
Net realized (losses) gains	(4,227)	5,080	(2,025)	(930)

	22,271	27,752	64,722	42,387

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(35,104)	(17,742)	(37,046)	(47,566)
Reduction in provisions for bad debt	(7,768)	—	(13,107)	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(11,696)	(9,422)	(20,661)	(19,540)
Amortization of fair value adjustments	12,202	9,771	18,852	32,748

	(42,366)	(17,393)	(51,962)	(44,072)
Salaries and benefits	14,254	11,914	29,444	24,331
General and administrative expenses	15,801	10,910	26,288	23,292
Interest expense	2,805	4,675	5,199	9,640
Net foreign exchange (gain) loss	(5,615)	(1,611)	1,973	(13)

	(15,121)	8,495	10,942	13,178

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	37,392	19,257	53,780	29,209
INCOME TAXES	(16,115)	23	(22,037)	641
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	2,203	—	9,353	269

NET EARNINGS	23,480	19,280	41,096	30,119
Less: Net earnings attributable to noncontrolling interests	(11,050)	(10,529)	(12,745)	(9,837)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$12,430	$8,751	$28,351	$20,282

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.91	$0.65	$2.08	$1.51

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.89	$0.63	$2.04	$1.48

Weighted average shares outstanding — basic	13,702,832	13,532,608	13,661,516	13,448,525
Weighted average shares outstanding — diluted	14,019,489	13,787,553	13,925,551	13,700,853

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Month Periods Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$23,480	$19,280	$41,096	$30,119

Other comprehensive income:
Unrealized holding losses on investments arising during the period	(6,412)	(7,024)	(5,652)	(14,873)
Reclassification adjustment for net realized losses (gains) included in net earnings	4,227	(5,080)	2,025	930
Currency translation adjustment	(22,688)	41,207	(17,116)	37,225

Total other comprehensive (loss) income:	(24,873)	29,103	(20,743)	23,282

Comprehensive (loss) income	(1,393)	48,383	20,353	53,401
Less comprehensive income attributable to noncontrolling interests	(3,965)	(18,674)	(7,125)	(20,668)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(5,358)	$29,709	$13,228	$32,733

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Six Month Periods Ended June 30, 2010 and 2009

	2010	2009
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,581	$13,334
Issue of shares	44	167
Share awards granted/vested	79	77

Balance, end of period	$13,704	$13,578

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$721,120	$709,485
Share awards granted/vested	5,286	3,567
Issue of shares	318	5,195
Amortization of share awards	599	—

Balance, end of period	$727,323	$718,247

Accumulated Other Comprehensive (Loss) Income Attributable to Enstar Group Limited
Balance, beginning of period	$8,709	$(30,871)
Cumulative translation adjustments	(12,103)	26,434
Net movement in unrealized holding gains on investments	(3,022)	(13,983)

Balance, end of period	$(6,416)	$(18,420)

Retained Earnings
Balance, beginning of period	$477,057	$341,847
Net earnings attributable to Enstar Group Limited	28,351	20,282

Balance, end of period	$505,408	$362,129

Noncontrolling Interest
Balance, beginning of period	$274,271	$256,022
Return of capital	(13,579)	(18,783)
Contribution of capital	28,742	—
Dividends paid	(7,000)	(979)
Net earnings attributable to noncontrolling interest	12,745	9,837
Cumulative translation adjustments	(5,013)	10,791
Net movement in unrealized holding (losses) gains on investments	(606)	40

Balance, end of period	$289,560	$256,928

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2010 and 2009

	2010	2009
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$41,096	$30,119
Adjustments to reconcile net earnings to cash flows (used in) provided by operating activities:
Share of undistributed net earnings of partly owned company	(9,353)	(269)
Net realized and unrealized investment loss	2,025	930
Share of net (gain) loss from other investments	(9,410)	1,458
Other items	(1,155)	4,381
Depreciation and amortization	374	491
Amortization of bond premiums and discounts	2,507	4,781
Net movement of trading securities held on behalf of policyholders	23,306	14,159
Sales of trading securities	64,695	—
Purchases of trading securities	(755,925)	—
Changes in assets and liabilities:
Reinsurance balances receivable	(68,415)	(18,642)
Other assets	(104,969)	5,570
Losses and loss adjustment expenses	166,148	(64,558)
Reinsurance balances payable	11,284	24,131
Accounts payable and accrued liabilities	(24,558)	5,139
Other liabilities	(33,293)	21,441

Net cash flows (used in) provided by operating activities	(695,643)	29,131

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	157,184	8,504
Purchase of available-for-sale securities	—	(237,887)
Sales and maturities of available-for-sale securities	54,872	247,988
Purchase of held-to-maturity securities	(608,680)	(233,001)
Maturity of held-to-maturity securities	461,810	47,549
Movement in restricted cash and cash equivalents	87,052	(120,331)
Funding of other investments	(66,245)	(23,327)
Sale of investment in partly owned company	29,400	—
Other investing activities	278	(1,714)

Net cash flows provided by (used in) investing activities	115,671	(312,219)

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2,796
Distribution of capital to noncontrolling interest	(13,579)	(18,780)
Contribution to surplus of subsidiary by noncontrolling interest	28,742	—
Dividends paid to noncontrolling interest	(7,000)	(979)
Receipt of loans	21,400	—
Repayment of loans	—	(57,571)

Net cash flows provided by (used in) financing activities	29,563	(74,534)

TRANSLATION ADJUSTMENT	7,699	39,242

NET DECREASE IN CASH AND CASH EQUIVALENTS	(542,710)	(318,380)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,266,445	1,866,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$723,735	$1,548,166

Supplemental Cash Flow Information
Income taxes paid	$41,089	$8,279
Interest paid	$5,738	$6,892

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and December 31, 2009
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

Adoption of New Accounting Standards

In January 2010, the Company adopted the revised guidance issued by the U.S. Financial Accounting Standards Board (“FASB”) for the consolidation of variable interest entities. The revised guidance requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. It prescribes the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The adoption of the revised guidance did not have any impact on the consolidated financial statements.

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

Also in January 2010, the Company adopted the revised guidance issued by FASB for the disclosures about fair value measurements. The revised guidance requires additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. The revised guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The revised guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

On February 24, 2010, FASB amended its guidance on subsequent events to no longer require companies filing periodic reports with the U.S. Securities and Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements in order to alleviate potential conflicts between FASB’s guidance and the SEC’s filing requirements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on the Company’s results of operations or financial condition. While the Company’s consolidated financial statements no longer disclose the date through

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

which it has evaluated subsequent events, the Company continues to be required to evaluate subsequent events through the date when its financial statements are issued.

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

Knapton Insurance (formerly British Engine)

On March 2, 2010, the Company, through its wholly-owned subsidiary, Knapton Holdings Limited (“Knapton Holdings”), completed the acquisition of Knapton Insurance Limited, formerly British Engine Insurance Limited (“Knapton”), from RSA Insurance Group plc for a total purchase price of approximately £28.8 million (approximately $44.0 million). Knapton is a U.K.-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

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

From March 2, 2010, the date of acquisition, to June 30, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to Knapton of $0.2 million and $(2.8) million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank (the “Knapton Facility”). On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility.

Assuransinvest

On March 30, 2010, the Company, through its wholly-owned subsidiary, Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF (“Assuransinvest”) for a purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish-domiciled reinsurer that is in run-off. The purchase price was funded from available cash on hand.

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

From March 30, 2010, the date of acquisition, to June 30, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to Assuransinvest of $0.1 million and $(1.2) million, respectively.

Providence Washington

On July 20, 2010, the Company, through its wholly-owned subsidiary, PWAC Holdings, Inc, completed the acquisition of PW Acquisition Company (“PWAC”) for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank (the “Enstar Facility”). Since the accounting for the business combination has not been completed at the time of issuance of these financial statements, the disclosure required for business combinations will be made in a subsequent filing.

3.	SIGNIFICANT NEW BUSINESS

Shelbourne RITC Transactions

In December 2007, Enstar, in conjunction with JCF FPK I L.P. (“JCF FPK”) and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”) to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. The Company owns approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate

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

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC (“FPK”) and J.C. Flowers II L.P. (the “Flowers Fund”). The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of the Company’s largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of the Company’s board of directors, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Fitzwilliam

In February 2010, the Company, through its wholly-owned subsidiary, Fitzwilliam Insurance Limited (“Fitzwilliam”) entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch (“Allianz”) with respect to a specific portfolio of run-off business of Allianz whereby Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

In July 2010, following the acquisition of the entire issued share capital of Glacier Insurance AG by Torus Insurance (Bermuda) Limited (“Torus”), Fitzwilliam entered into two quota share reinsurance agreements with Torus protecting the prior year reserve development of two portfolios of business reinsured by them: a 79% quota share of Torus’ 95% quota share reinsurance of Glacier Insurance AG, and a 75% quota share of Torus’ 100% quota share reinsurance of Glacier Reinsurance AG. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $105.0 million.

Bosworth

In May 2010, a specific portfolio of run-off business underwritten by Mitsui Sumitomo Insurance Co., Ltd. of Japan (“Mitsui”) was transferred to our 50.1% owned subsidiary, Bosworth Run-off Limited (“Bosworth”). This transfer, which occurred under Part VII of the UK Financial Services and Markets Act 2000, was approved by the UK Court and took effect on May 31, 2010. As a result of the transfer, Bosworth received total assets and assumed net reinsurance reserves of approximately $117.5 million. Shinsei Bank, Ltd owns the remaining 49.9% of Bosworth. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei Bank, Ltd.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $382.1 million and $433.7 million as of June 30, 2010 and December 31, 2009, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	RESTRICTED CASH AND CASH EQUIVALENTS — (Continued)

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of the Company’s fixed maturity securities classified as available-for-sale are as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at June 30, 2010
U.S. government and agency	$3,160	$314	$—	$3,474
Non-U.S. government	10,939	41	(3)	10,977
Corporate	17,750	261	(324)	17,687
Residential mortgage-backed	1,539	66	(110)	1,495

	$33,388	$682	$(437)	$33,633

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$14,079	$227	$—	$14,306
Non-U.S. government	37,166	33	(13)	37,186
Corporate	62,092	825	(867)	62,050
Residential mortgage-backed	1,685	31	(160)	1,556

	$115,022	$1,116	$(1,040)	$115,098

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at June 30, 2010
Non-U.S. government	$—	$—	$741	$(3)	$741	$(3)
Corporate	8,437	(324)	—	—	8,437	(324)
Residential mortgage-backed	389	(110)	—	—	389	(110)

	$8,826	$(434)	$741	$(3)	$9,567	$(437)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2009
Non-U.S. government	$—	$—	$782	$(13)	$782	$(13)
Corporate	10,894	(786)	5,348	(81)	16,242	(867)
Residential mortgage-backed	369	(160)	—	—	369	(160)

	$11,263	$(946)	$6,130	$(94)	$17,393	$(1,040)

As at June 30, 2010 and December 31, 2009, the number of securities classified as available-for-sale in an unrealized loss position was 14 and 20, respectively, with a fair value of $9.6 million and $17.4 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 12 and 11, respectively. As at June 30, 2010, none of these securities were considered to be other-than-temporarily impaired.

The contractual maturities of the Company’s fixed maturities classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2010
Due in one year or less	$3,965	$4,016	11.9%
Due after one year through five years	23,603	23,710	70.6%
Due after five years through ten years	4,181	4,300	12.8%
Due after ten years	100	112	0.3%

	31,849	32,138	95.6%
Residential mortgage-backed	1,539	1,495	4.4%

	$33,388	$33,633	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
Due in one year or less	$64,202	$64,606	56.1%
Due after one year through five years	39,951	40,305	35.0%
Due after five years through ten years	5,811	5,783	5.0%
Due after ten years	3,373	2,848	2.5%

	113,337	113,542	98.6%
Residential mortgage-backed	1,685	1,556	1.4%

	$115,022	$115,098	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2010
AAA	$16,051	$16,358	48.6%
AA	744	741	2.2%
A	7,206	7,461	22.2%
BBB or lower	8,389	8,073	24.0%
Not Rated	998	1,000	3.0%

	$33,388	$33,633	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
AAA	$54,157	$54,229	47.1%
A	32,764	32,886	28.6%
BBB or lower	13,848	13,596	11.8%
Not Rated	14,253	14,387	12.5%

	$115,022	$115,098	100.0%

Held-to-maturity

The amortized cost and estimated fair value of the Company’s fixed maturity securities classified as held-to-maturity are as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at June 30, 2010
U.S. government and agency	$129,034	$2,224	$(29)	$131,229
Non-U.S. government	288,407	3,810	(536)	291,681
Corporate	922,210	16,101	(1,271)	937,040
Municipal	—	—	—	—
Residential mortgage-backed	34,260	295	(204)	34,351
Commercial mortgage-backed	27,253	806	(2,046)	26,013
Asset backed	29,684	861	(606)	29,939

	$1,430,848	$24,097	$(4,692)	$1,450,253

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$164,706	$1,659	$(196)	$166,169
Non-U.S. government	276,506	3,069	(131)	279,444
Corporate	780,099	15,794	(1,284)	794,609
Municipal	9,649	6	(1)	9,654
Residential mortgage-backed	15,894	165	(427)	15,632
Commercial mortgage-backed	30,608	1,130	(1,970)	29,768
Asset backed	34,078	477	(564)	33,991

	$1,311,540	$22,300	$(4,573)	$1,329,267

The following tables summarize the Company’s fixed maturity securities classified as held-to-maturity in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at June 30, 2010
U.S. government and agency	$—	$—	$18,704	$(29)	$18,704	$(29)
Non-U.S. government	1,998	(5)	32,691	(531)	34,689	(536)
Corporate	8,969	(141)	272,429	(1,130)	281,398	(1,271)
Residential mortgage-backed	2,129	(136)	13,944	(68)	16,073	(204)
Commercial mortgage-backed	—	—	12,618	(2,046)	12,618	(2,046)
Asset backed	795	(69)	9,966	(537)	10,761	(606)

	$13,891	$(351)	$360,352	$(4,341)	$374,243	$(4,692)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2009
U.S. government and agency	$—	$—	$53,674	$(196)	$53,674	$(196)
Non-U.S. government	—	—	44,477	(131)	44,477	(131)
Corporate	3,892	(249)	153,220	(1,034)	157,112	(1,283)
Municipal	—	—	8,641	(1)	8,641	(1)
Residential mortgage-backed	2,109	(277)	6,494	(151)	8,603	(428)
Commercial mortgage-backed	—	—	11,931	(1,970)	11,931	(1,970)
Asset backed	889	(86)	21,817	(478)	22,706	(564)

	$6,890	$(612)	$300,254	$(3,961)	$307,144	$(4,573)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

As at June 30, 2010 and December 31, 2009, the number of fixed maturity securities classified as held-to-maturity in an unrealized loss position was 212 and 135, respectively, with a fair value of $374 million and $307.1 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 24 and 19, respectively. As of June 30, 2010, none of these securities were considered to be other-than-temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their anticipated recovery. The unrealized losses from these securities were not a result of credit, collateral or structural issues.

The contractual maturities of the Company’s fixed maturity securities classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2010
Due in one year or less	$511,922	$515,011	35.5%
Due after one year through five years	809,063	824,776	56.9%
Due after five years through ten years	13,893	15,436	1.1%
Due after ten years	4,773	4,727	0.3%

	1,339,651	1,359,950	93.8%
Residential mortgage-backed	34,260	34,351	2.4%
Commercial mortgage-backed	27,253	26,013	1.8%
Asset backed	29,684	29,939	2.0%

	$1,430,848	1,450,253	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
Due in one year or less	$569,133	$572,881	43.1%
Due after one year through five years	607,499	621,344	46.7%
Due after five years through ten years	51,660	53,228	4.0%
Due after ten years	2,668	2,423	0.2%

	1,230,960	1,249,876	94.0%
Residential mortgage-backed	15,894	15,632	1.2%
Commercial mortgage-backed	30,608	29,768	2.2%
Asset backed	34,078	33,991	2.6%

	$1,311,540	$1,329,267	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as held-to-maturity:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2010
AAA	$571,932	$579,812	40.0%
AA	319,749	324,443	22.4%
A	441,604	447,073	30.8%
BBB or lower	96,025	97,387	6.7%
Not Rated	1,538	1,538	0.1%

	$1,430,848	$1,450,253	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
AAA	$598,949	$603,017	45.4%
AA	271,954	276,507	20.8%
A	367,750	375,416	28.2%
BBB or lower	68,436	69,876	5.3%
Not Rated	4,451	4,451	0.3%

	$1,311,540	$1,329,267	100.0%

Trading

The estimated fair value of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading was as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value

As at June 30, 2010
U.S. government and agency	$69,209	$3,541	$(10)	$72,740
Non-U.S. government	110,031	24	(132)	109,923
Corporate	577,535	2,339	(628)	579,246
Residential mortgage-backed	5,821	50	(14)	5,857
Commercial mortgage-backed	1,051	—	(236)	815
Equities	41,421	3,199	(2,898)	41,722

	$805,068	$9,153	$(3,918)	$810,303

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Fair
	Cost	Gain	Losses	Value

As at December 31, 2009
U.S. government and agency	$60,355	$1,696	$(131)	$61,920
Corporate	23,894	1,139	—	25,033
Residential mortgage-backed	474	4	(22)	456
Commercial mortgage-backed	1,051	—	(410)	641
Equities	21,258	3,854	(609)	24,503

	$107,032	$6,693	$(1,172)	$112,553

Other Investments

	June 30,	December 31,
	2010	2009

Private equity	$83,512	77,359
Short-duration high yield bond fund	50,004	—
Hedge funds	20,000	—
Other	13,265	4,442

	$166,781	$81,801

At June 30, 2010 and December 31, 2009, the Company had $83.5 million and $77.4 million, respectively, of private equity investments recorded in limited partnerships and limited liability companies. These private equity investments represented 2.4% and 2.3% of total investments and cash and cash equivalents at June 30, 2010 and December 31, 2009, respectively. All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As at June 30, 2010 and December 31, 2009, the Company had unfunded capital commitments relating to its private equity investments of $100.5 million and $101.1 million, respectively.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale or held-to-maturity in an unrealized loss position as at June 30, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at June 30, 2010, no credit losses existed.

Fair Value of Financial Instruments

Fair value is defined as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. The Company uses a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•	Level 2 — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own judgment about assumptions that market participants might use.

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

The pricing services use market quotations for securities (e.g., public common and preferred securities) that have quoted prices in active markets. When quoted market prices are unavailable, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include

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

As of June 30, 2010 there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

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

Other Investments

For its investments in hedge funds, limited partnerships and limited liability companies, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The financial statements of each fund generally are audited annually, using fair value measurement for the underlying investments. For all publicly traded companies within the funds, the Company has valued those investments based on the latest share price. The value of Affirmative Investment LLC (in which the Company owns a non-voting 7% membership interest) is based on the market value of the shares of Affirmative Insurance Holdings, Inc., a publicly traded company.

All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments in the short term.

The Company has classified its hedge funds, limited partnerships and limited liability companies as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

The short duration high yield fund is classified within Level 2 as its fair value is estimated using the net asset value reported by Bloomberg and it has daily liquidity.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Fair Value Measurements

In accordance with the provisions of the Fair Value measurement and Disclosure topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2010
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,214	$—	$76,214
Non-U.S. government	—	120,900	—	120,900
Corporate	—	596,354	579	596,933
Residential mortgage-backed	—	7,352	—	7,352
Commercial mortgage-backed	—	—	815	815
Equities	38,484	—	3,238	41,722
Other investments	—	62,702	104,079	166,781

Total investments	$38,484	$863,522	$108,711	$1,010,717

	December 31, 2009
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2010.

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of April 1, 2010	$1,336	$91,294	$3,450	$96,080
Net purchases (sales and distributions)	—	13,197	—	13,197
Total realized and unrealized losses (gains)	58	(412)	(212)	(566)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2010	$1,394	$104,079	$3,238	$108,711

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The amount of net gains/(losses) for the three months ended June 30, 2010 included in earnings attributable to the fair value of changes in assets still held at June 30, 2010 was $1.5 million. Of this amount $(0.2) million was included in net realized gains/(losses) and $1.7 million was included in net investment income.

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

The amount of net gains/(losses) for the three months ended June 30, 2009 included in earnings attributable to the fair value of changes in assets still held at June 30, 2009 was $1.8 million. Of this amount $1.1 million was included in net realized gains/(losses) and $0.7 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	16,246	—	16,825
Total realized and unrealized losses (gains)	174	6,032	(62)	6,144
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2010	$1,394	$104,079	$3,238	$108,711

The amount of net gains for the six months ended June 30, 2010 included in earnings attributable to the fair value of changes in assets still held at June 30, 2010 was $9.4 million. Of this amount $0.1 million was included in net realized gains and $9.3 million in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2009:

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

The amount of net losses/(gains) for the six months ended June 30, 2009 included in earnings attributable to the fair value of changes in assets still held at June 30, 2009 was $(0.6) million. Of this amount $1.1 million was included in net realized gains/(losses) and $(1.7) million in net investment income.

During the period ended June 30, 2010 and 2009, proceeds from the sale and maturities of available-for-sale securities were $54.9 million and $248.0 million, respectively. Gross realized gains on sale of available-for-sale securities were $0.1 million and $0.1 million, respectively, and gross unrealized losses on sale of available-for-sale securities, were $nil and $0.1 million, respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009

Assets used for collateral in trust for third-party agreements	$247,964	$214,149
Deposits with regulatory authorities	17,558	12,998

	$265,522	$227,147

6.	INVESTMENT IN PARTLY OWNED COMPANIES

On June 13, 2008, the Company’s indirect subsidiary Virginia Holdings Ltd. (“Virginia”), completed the acquisition from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation (“SAC”), the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton Insurance Company. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by SAC are being distributed among Dukes Place Holdings, L.P. and Virginia. The investment is carried on the equity basis whereby the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends. During the three months and six months ended June 30, 2010 the Company recorded earnings of $2.2 million and $9.4 million, respectively, representing the Company’s share of after-tax earnings as compared to $nil and $0.3 million for the same periods in 2009.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENT IN PARTLY OWNED COMPANIES — (cont’d)

The following summarized financial information for SAC is derived from its unaudited quarterly financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Total revenues	$4,937	$2,007	$5,749	$3,104
Total expenses	(530)	(2,007)	12,958	(2,497)
Income from continuing operations	4,407	—	18,707	607
Net income	$4,407	$—	$18,707	$607

The balance of the investment in partly owned company was $nil and $20.9 million at June 30, 2010 and December 31, 2009, respectively.

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2010	2009

Balance as at April 1	$2,890,723	$2,797,827
Less: total reinsurance reserves recoverable	435,680	379,615

	2,455,043	2,418,212
Net reduction in ultimate losses and loss adjustment expense liabilities	(42,366)	(17,393)
Net losses paid	(47,863)	(67,449)
Effect of exchange rate movement	(26,454)	72,776
Retroactive reinsurance contracts assumed	134,129	—

Net balance as at June 30	$2,472,489	$2,406,146
Plus: total reinsurance reserves recoverable	421,864	375,431

Balance as at June 30	$2,894,353	$2,781,577

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009

Net losses paid	$(47,863)	$(67,449)
Net change in case and loss adjustment expense (LAE) reserves	53,718	26,896
Net change in incurred but not reported (IBNR) reserves	29,249	58,295

Reduction in estimates of net ultimate losses	35,104	17,742
Reduction in provisions for bad debt	7,768	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	11,696	9,422
Amortization of fair value adjustments	(12,202)	(9,771)

Net reduction in ultimate loss and loss adjustment expense liabilities	$42,366	$17,393

Net change in case and LAE reserves comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by the Company’s policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2010 of $42.4 million was attributable to a reduction in estimates of net ultimate losses of $35.1 million, a reduction in provisions for bad debt of $7.8 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $11.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $12.2 million.

The reduction in estimates of net ultimate losses of $35.1 million comprised net favorable incurred loss development of $5.9 million along with reductions in IBNR reserves of $29.2 million. Subsequent to June 30, 2010, claims liabilities of certain policyholders within a number of our insurance and reinsurance subsidiaries were commuted at levels that required the reduction in IBNR reserves for those subsidiaries. The reductions in provisions for bad debt of $7.8 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2009 of $17.4 million was attributable to a reduction in estimates of net ultimate losses of $17.7 million and a reduction in loss adjustment expense of $9.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $9.8 million relating to companies acquired. The reduction in estimates of net ultimate losses of $17.7 million primarily related to the reduction in estimates of net ultimate losses of $13.0 million in one of the Company’s subsidiaries. This reduction in estimates of net ultimate losses of $13.0 million was comprised of net favorable incurred loss development for the six months ended June 30, 2009 of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of the Company’s reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves as required by local regulation.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2010	2009

Balance as of January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Net reduction in ultimate losses and loss adjustment expense liabilities	(51,962)	(44,072)
Net losses paid	(131,088)	(79,821)
Effect of exchange rate movement	(62,429)	66,126
Retroactive reinsurance contracts assumed	364,518	48,818
Acquired on purchase of subsidiaries	222,042	11,383

Net balance as at June 30	$2,472,489	$2,406,146
Plus: total reinsurance reserves recoverable	421,864	375,431

Balance as at June 30	$2,894,353	$2,781,577

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Net losses paid	$(131,088)	$(79,821)
Net change in case and LAE reserves	132,572	58,904
Net change in IBNR	35,562	68,483

Reduction in estimates of net ultimate losses	37,046	47,566
Reduction in provisions for bad debt	13,107	9,714
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	20,661	19,540
Amortization of fair value adjustments	(18,852)	(32,748)

Net reduction in ultimate loss and loss adjustment expense liabilities	$51,962	$44,072

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2010 of $52.0 million was attributable to a reduction in estimates of net ultimate losses of $37.0 million, a reduction in provisions for bad debt of $13.1 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $20.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $18.9 million.

The reduction in estimates of net ultimate losses of $37.0 million comprised net favorable incurred loss development of $1.5 million along with reductions in IBNR reserves of $35.6 million. Subsequent to June 30, 2010, claims liabilities of certain policyholders within a number of our insurance and reinsurance subsidiaries were commuted at levels that required the reduction in IBNR reserves for those subsidiaries. The reductions in provisions for bad debt of $13.1 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net reduction in loss and loss adjustment expense liabilities for the six months ended June 30, 2009 of $44.1 million was attributable to a reduction in estimates of net ultimate losses of $47.6 million, a reduction in provisions for bad debts of $9.7 million and a reduction in estimates of loss adjustment expense liabilities of $19.5 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $32.7 million.

The reduction in estimates of net ultimate losses of $47.6 million primarily related to a reduction in estimates of loss reserves in two of the Company’s subsidiaries of $33.9 million following the commutation of one of the Company’s largest ten assumed and ceded exposures at less than case and LAE reserves and the agreement of claims liabilities of certain policyholders at levels that required a reassessment of IBNR reserves.

In addition, the Company recognized a reduction in estimates of net ultimate losses of $13.0 million in one of the Company’s subsidiaries as a result of net favorable incurred loss development for the six months ended June 30, 2009 of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of the Company’s reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves as required by local regulation.

8.	LOANS PAYABLE

Total amounts of long-term debt outstanding as of June 30, 2010 and December 31, 2009 totaled $270.9 million and $255.0 million, respectively, and were comprised of the following:

Facility	Date of Facility	June 30, 2010	December 31, 2009

Cumberland — Facility B	March 4, 2008	$63,926	$67,071
Unionamerica — Facility A	December 30, 2008	153,292	155,268
Unionamerica — Facility B	December 30, 2008	32,164	32,622
Knapton	April 20, 2010	21,537	—

		$270,919	$254,961

In April 2010, Knapton Holdings entered into the Knapton Facility, a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially refinance the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries. As of June 30, 2010, all of the financial covenants relating to the Knapton Facility were met.

On July 16, 2010, the Company entered into a term facility agreement with a London-based bank (the “Enstar Facility”). On July 19, 2010, the Company drew down $25.0 million from the Enstar Facility to fund the acquisition of PWAC. The interest rate on the Enstar Facility is LIBOR plus 2.75%. The Facility is repayable in three months and is unsecured. The Enstar Facility contains various financial and business undertakings.

The Cumberland and Unionamerica facilities are described in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to our employees and to members of the board of directors. These are described in Note 13 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information below includes both the employee and director components of the Company’s share-based compensation.

a)	Employee share plans

Employee stock awards for the six months ended June 30, 2010 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2010	1,636	$102
Granted	235,811	16,041
Vested	(83,517)	(5,656)

Nonvested — June 30, 2010	153,930	$10,227

i) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the six months ended June 30, 2010 and 2009, 78,664 and 64,378 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the award for the six months ended June 30, 2010 and 2009 was $5.4 million and $3.3 million, respectively, and was charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2009 and 2008, respectively.

In addition, for the six months ended June 30, 2010, 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the non-vested share award as at June 30, 2010 was $9.9 million. These costs are expected to be recognized evenly over the next 5.5 years. Compensation costs of $0.4 million and $0.6 million relating to the share award were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2010, respectively.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three and six months ended June 30, 2010 was $2.2 million and $5.0 million, respectively, as compared to $1.6 million and $3.6 million, respectively, for the three and six months ended June 30, 2009.

ii) Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million relating to the shares issued have been recognized in the Company’s statement of earnings for both the three and six months ended June 30, 2010 and 2009. As at June 30, 2010, 11,505 shares have been issued to employees under the Enstar Group Limited Employee Share Purchase Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2010	327,586	$29.49	$14,261
Granted	—	—	—
Exercised	(106,920)	28.29	(3,741)
Forfeited	—	—	—

Outstanding — June 30, 2010	220,666	$30.07	$8,026

Stock options outstanding and exercisable as of June 30, 2010 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 — $20	112,785	$19.03	1.0 years
$40 — $60	107,881	41.61	3.2 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the six months ended June 30, 2010 and 2009, 3,134 and 3,431 restricted share units, respectively, were credited to the accounts of non-employee directors under the Company’s Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share of amounts attributable to the Company’s ordinary shareholders for the three and six-month periods ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$12,430	$8,751	$28,351	$20,282
Weighted average shares outstanding — basic	13,702,832	13,532,608	13,661,516	13,448,525

Earnings per share attributable to Enstar Group Limited — basic	$0.91	$0.65	$2.08	$1.51

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$12,430	$8,751	$28,351	$20,282
Weighted average shares outstanding — basic	13,702,832	13,532,608	13,661,516	13,448,525
Share equivalents:
Unvested Shares	154,088	1,769	97,018	7,726
Restricted share units	16,059	7,633	15,233	7,532
Options	146,510	245,543	151,784	237,070

Weighted average shares outstanding — diluted	14,019,489	13,787,553	13,925,551	13,700,853

Earnings per share attributable to Enstar Group Limited — diluted	$0.89	$0.63	$2.04	$1.48

11.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Mr. Flowers is a member of the Company’s board of directors and one of the Company’s largest shareholders, and Mr. Oros is an executive officer and member of the Company’s board of directors.

•	In March 2010, the Company committed to invest $20.0 million in Varadero International Ltd. (“Varadero”), a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially owned by an entity affiliated with Messrs. Flowers and Oros.

•	During the six months ended June 30, 2010, and excluding Varadero, the Company did not fund any of its remaining outstanding capital commitments to entities affiliated with Messrs. Flowers and Oros. The Company had, as of June 30, 2010 and December 31, 2009, investments in entities affiliated with Messrs. Flowers and Oros (excluding Varadero) with a total value of $78.1 million and $76.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, as of those same dates, of $98.1 million and $98.1 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next four years.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RELATED PARTY TRANSACTIONS — (cont’d)

As at June 30, 2010, the related party investments associated with Messrs. Flowers and Oros accounted for 97.5% of the total unfunded capital commitments of the Company, 58.8% of the total amount of investments classified as other investments by the Company.

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

All of the consulting fees for the reinsurance segment relate to intercompany fees paid to the consulting segment.

	Three Months Ended June 30, 2010
	Reinsurance	Consulting	Total

Consulting fees	$(10,089)	$13,589	$3,500
Net investment income	23,825	(827)	22,998
Net realized losses	(4,227)	—	(4,227)

	9,509	12,762	22,271

Net reduction in ultimate loss and loss adjustment expense:
Reduction in estimates of net ultimate losses	(35,104)	—	(35,104)
Reduction in provisions for bad debt	(7,768)	—	(7,768)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(11,696)	—	(11,696)
Amortization of fair value adjustments	12,202	—	12,202

	(42,366)	—	(42,366)
Salaries and benefits	3,834	10,420	14,254
General and administrative expenses	10,630	5,171	15,801
Interest expense	2,805	—	2,805
Net foreign exchange (gain) loss	(5,904)	289	(5,615)

	(31,001)	15,880	(15,121)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended June 30, 2010
	Reinsurance	Consulting	Total

Earnings (loss) before income taxes and share of net earnings of partly owned company	40,510	(3,118)	37,392
Income taxes	(16,235)	120	(16,115)
Share of net earnings of partly owned company	2,203	—	2,203

Net earnings (loss)	26,478	(2,998)	23,480
Less: Net earnings attributable to noncontrolling interest	(11,050)	—	(11,050)

Net earnings (loss) attributable to Enstar Group Limited	$15,428	$(2,998)	$12,430

	Three Months Ended June 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(8,247)	$12,426	$4,179
Net investment income	17,593	900	18,493
Net realized gains	5,080	—	5,080

	14,426	13,326	27,752

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(17,742)	—	(17,742)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(9,422)	—	(9,422)
Amortization of fair value adjustments	9,771	—	9,771

	(17,393)	—	(17,393)
Salaries and benefits	2,961	8,953	11,914
General and administrative expenses	6,727	4,183	10,910
Interest expense	4,675	—	4,675
Net foreign exchange gain	(948)	(663)	(1,611)

	(3,978)	12,473	8,495

Earnings before income taxes	18,404	853	19,257
Income taxes	1,723	(1,700)	23

Net earnings (loss)	20,127	(847)	19,280
Less: Net earnings attributable to noncontrolling interest	(10,529)	—	(10,529)

Net earnings (loss) attributable to Enstar Group Limited	$9,598	$(847)	$8,751

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SEGMENT INFORMATION — (cont’d)

	Six Months Ended June 30, 2010
	Reinsurance	Consulting	Total

Consulting fees	$(31,592)	$49,220	$17,628
Net investment income	49,126	(7)	49,119
Net realized losses	(2,025)	—	(2,025)

	15,509	49,213	64,722

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(37,046)	—	(37,046)
Reduction in provisions for bad debt	(13,107)	—	(13,107)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(20,661)	—	(20,661)
Amortization of fair value adjustments	18,852	—	18,852

	(51,962)	—	(51,962)
Salaries and benefits	6,135	23,309	29,444
General and administrative expenses	16,534	9,754	26,288
Interest expense	5,199	—	5,199
Net foreign exchange loss	1,321	652	1,973

	(22,773)	33,715	10,942

Earnings before income taxes and share of net earnings of partly owned company	38,282	15,498	53,780
Income taxes	(18,583)	(3,454)	(22,037)
Share of net earnings of partly owned company	9,353	—	9,353

Net earnings	29,052	12,044	41,096
Less: Net earnings attributable to noncontrolling interest	(12,745)	—	(12,745)

Net earnings attributable to Enstar Group Limited	$16,307	$12,044	$28,351

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SEGMENT INFORMATION — (cont’d)

	Six Months Ended June 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(16,243)	$23,758	$7,515
Net investment income	34,690	1,112	35,802
Net realized losses	(930)	—	(930)

	17,517	24,870	42,387

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(47,566)	—	(47,566)
Reduction in provisions for bad debt	(9,714)	—	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(19,540)	—	(19,540)
Amortization of fair value adjustments	32,748	—	32,748

	(44,072)	—	(44,072)
Salaries and benefits	6,427	17,904	24,331
General and administrative expenses	14,784	8,508	23,292
Interest expense	9,640	—	9,640
Net foreign exchange loss (gain)	361	(374)	(13)

	(12,860)	26,038	13,178

Earnings (loss) before income taxes and share of net earnings of partly owned company	30,377	(1,168)	29,209
Income taxes	1,848	(1,207)	641
Share of net earnings of partly owned company	269	—	269

Net earnings (loss)	32,494	(2,375)	30,119
Less: Net earnings attributable to noncontrolling interest	(9,837)	—	(9,837)

Net earnings (loss) attributable to Enstar Group Limited	$22,657	$(2,375)	$20,282

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009 and changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
August 6, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Recent Transactions

Providence Washington

On July 20, 2010, we, through our wholly-owned subsidiary PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank, or the Enstar Facility.

Sale of Interest in Stonewall

On June 13, 2008, our indirect subsidiary Virginia Holdings Ltd., or Virginia, completed the acquisition from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation, or SAC, the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton Insurance Company. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by SAC are being distributed among Dukes Place Holdings, L.P. and Virginia.

Knapton Insurance (formerly British Engine)

On March 2, 2010, we, through our wholly-owned subsidiary, Knapton Holdings Limited, or Knapton Holdings, completed the acquisition of Knapton Insurance Limited, formerly British Engine Insurance Limited, or Knapton, from RSA Insurance Group plc for a total purchase price of £28.8 million (approximately $44.0 million). Knapton is a U.K.-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank, or the Knapton Facility. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility.

Assuransinvest

On March 30, 2010, we, through our wholly-owned subsidiary Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF, or Assuransinvest, for a purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Significant New Business

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

Fitzwilliam

In February 2010, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch, or Allianz, with respect to a specific portfolio of run-off business of Allianz. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

In July 2010, following the acquisition of the entire issued share capital of Glacier Insurance AG by Torus Insurance (Bermuda) Limited, or Torus, Fitzwilliam entered into two quota share reinsurance agreements with Torus protecting the prior year reserve development of two portfolios of business reinsured by them: a 79% quota share of Torus’ 95% quota share reinsurance of Glacier Insurance AG, and a 75% quota share of Torus’ 100% quota share reinsurance of Glacier Reinsurance AG. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $105.0 million.

Bosworth

In May 2010, a specific portfolio of business in run-off underwritten by Mitsui Sumitomo Insurance Co., Ltd. of Japan, or Mitsui, was transferred to our 50.1% owned subsidiary, Bosworth Run-off Limited, or Bosworth. This transfer, which occurred under Part VII of the U.K. Financial Services and Markets Act 2000, was approved by the U.K. Court and took effect on May 31, 2010. As a result of the transfer, Bosworth received total assets and assumed net reinsurance reserves of approximately $117.5 million. Shinsei Bank, Ltd owns the remaining 49.9% of Bosworth. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei Bank, Ltd.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$3,500	$4,179	$17,628	$7,515
Net investment income	22,998	18,493	49,119	35,802
Net realized (losses) gains	(4,227)	5,080	(2,025)	(930)

	22,271	27,752	64,722	42,387

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reductions in estimates of net ultimate losses	(35,104)	(17,742)	(37,046)	(47,566)
Reductions in provisions for bad debt	(7,768)	—	(13,107)	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(11,696)	(9,422)	(20,661)	(19,540)
Amortization of fair value adjustments	12,202	9,771	18,852	32,748

	(42,366)	(17,393)	(51,962)	(44,072)
Salaries and benefits	14,254	11,914	29,444	24,331
General and administrative expenses	15,801	10,910	26,288	23,292
Interest expense	2,805	4,675	5,199	9,640
Net foreign exchange (gain) loss	(5,615)	(1,611)	1,973	(13)

	(15,121)	8,495	10,942	13,178

Earnings before income taxes and share of net earnings of partly owned company	37,392	19,257	53,780	29,209
Income taxes	(16,115)	23	(22,037)	641
Share of net earnings of partly owned company	2,203	—	9,353	269

NET EARNINGS	23,480	19,280	41,096	30,119
Less: Net earnings attributable to noncontrolling interest	(11,050)	(10,529)	(12,745)	(9,837)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$12,430	$8,751	$28,351	$20,282

Comparison of the Three Months Ended June 30, 2010 and 2009

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $23.5 million and $19.3 million for the three months ended June 30, 2010 and 2009, respectively. The increase in earnings of approximately $4.2 million was primarily attributable to the following:

(i)	an increase in the net reduction in ultimate loss and loss adjustment expense liabilities of $25.0 million;

(ii)	an increase of $4.5 million in net investment income due primarily to an increase in the fair value of our investments classified as other investments;

(iii)	an increase of $2.3 million in salaries and benefits;

(iv)	an increase in net foreign exchange gains of $4.0 million; and

(v)	an increase of $2.2 million in income earned from our investment in our partly owned subsidiary; partially offset by

(vi)	an increase in income taxes of $16.1 million due to higher tax liabilities recorded on the results of our taxable subsidiaries;

(vii)	a decrease in net realized gains of $9.3 million due to movement in the value of our equity portfolios; and

(viii)	an increase in our general and administrative expenses of $4.9 million due to increased bank charges associated with increased letter of credit costs and loan structure fees along with increased expenses associated with Shelbourne and Lloyd’s Syndicate 2008.

We recorded noncontrolling interest in earnings of $11.1 million and $10.5 million for the three months ended June 30, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited increased from $8.8 million for the three months ended June 30, 2009 to $12.4 million for the three months ended June 30, 2010.

Consulting Fees:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$13,589	$12,426	$1,163
Reinsurance	(10,089)	(8,247)	(1,842)

Total	$3,500	$4,179	$(679)

We earned consulting fees of approximately $13.6 million and $12.4 million for the three months ended June 30, 2010 and 2009, respectively. The increase in consulting fees primarily related to additional fees received from our reinsurance segment.

Internal management fees of $10.1 million and $8.2 million were paid for the three months ended June 30, 2010 and 2009, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to fees earned from new acquisitions that were completed subsequent to June 30, 2009.

Net Investment Income and Net Realized (Losses)/Gains:

	Three Months Ended June 30,
				Net Realized
	Net Investment Income			(Losses)/Gains
	2010	2009	Variance	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(827)	$900	$(1,727)	$—	$—	$—
Reinsurance	23,825	17,593	6,232	(4,227)	5,080	(9,307)

Total	$22,998	$18,493	$4,505	$(4,227)	$5,080	$(9,307)

Net investment income for the three months ended June 30, 2010 increased by $4.5 million to $23.0 million, as compared to $18.5 million for the same period in 2009. The increase was primarily attributable the combination of the following items:

(i)	an increase of $1.7 million in the fair value of our private equity investments compared to an increase of $0.5 million for the three months ended June 30, 2009; and

(ii)	an increase of $2.2 million in investment income during the three months ended June 30, 2010 from the return on a particular security classified as other investments.

During the three months ended June 30, 2010, we also transferred a significant percentage of our cash holdings into short-term and fixed maturity investments in an effort to seek higher returns. For the three months ended June 30, 2010 and 2009, we had 62.9% and 39.8%, respectively, of our total cash and investments in short-term and fixed maturity investments. The average return on our total cash and investments, excluding other investments, for the three months ended June 30, 2010 was 1.46%, as compared to the average return of 1.96% for the three months ended June 30, 2009. The average Standard & Poor’s credit rating of our fixed income investments at June 30, 2010 was AA-.

Net realized (losses) gains for the three months ended June 30, 2010 and 2009 were $(4.2) million and $5.1 million, respectively. The decrease in net realized gains relates primarily to mark-to-market changes in the market value of our equity investments.

Fair Value Measurements

In accordance with the provisions of the fair value measurement and disclosure topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2010
	(in thousands of U.S. dollars)
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,214	$—	$76,214
Non-U.S. government	—	120,900	—	120,900
Corporate	—	596,354	579	596,933
Residential mortgage-backed	—	7,352	—	7,352
Commercial mortgage-backed	—	—	815	815
Equities	38,484	—	3,238	41,722
Other investments	—	62,702	104,079	166,781

Total investments	$38,484	$863,522	$108,711	$1,010,717

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(in thousands of
	U.S. dollars)

Net losses paid	$(47,863)	$(67,449)
Net change in case and LAE reserves	53,718	26,896
Net change in IBNR reserves	29,249	58,295

Reduction in estimates of net ultimate losses	35,104	17,742
Reduction in provisions for bad debt	7,768	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	11,696	9,422
Amortization of fair value adjustments	(12,202)	(9,771)

Net reduction in ultimate loss and loss adjustment expense liabilities	$42,366	$17,393

Net change in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in Incurred But Not Reported reserves, or IBNR reserves, represents the change in our actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2010 of $42.4 million was attributable to a reduction in estimates of net ultimate losses of $35.1 million, a reduction in provisions for bad debt of $7.8 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $11.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $12.2 million.

The reduction in estimates of net ultimate losses of $35.1 million comprised net favorable incurred loss development of $5.9 million along with reductions in IBNR reserves of $29.2 million. Subsequent to June 30, 2010, claims liabilities of certain policyholders within a number of our insurance and reinsurance subsidiaries were commuted at levels that required the reduction in IBNR reserves for those subsidiaries. The reductions in provisions for bad debt of $7.8 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in loss and loss adjustment expense liabilities for the three months ended June 30, 2009 of $17.4 million was attributable to a reduction in estimates of net ultimate losses of $17.7 million and a reduction in loss adjustment expense of $9.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $9.8 million relating to companies acquired. The reduction in estimates of net ultimate losses of $17.7 million primarily related to the reduction in estimates of net ultimate losses of $13.0 million in one of our subsidiaries. This reduction in estimates of net ultimate losses of $13.0 million was comprised of net favorable incurred loss development for the six months ended June 30, 2009 of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of our reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves as required by local regulation.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2010	2009
	(in thousands of U.S. dollars)

Balance as at April 1	$2,890,723	$2,797,827
Less: total reinsurance reserves recoverable	435,680	379,615

	2,455,043	2,418,212
Net reduction in ultimate losses and loss adjustment expense liabilities	(42,366)	(17,393)
Net losses paid	(47,863)	(67,449)
Effect of exchange rate movement	(26,454)	72,776
Retroactive reinsurance contracts assumed	134,129	—

Net balance as at June 30	$2,472,489	$2,406,146
Plus: total reinsurance reserves recoverable	421,864	375,431

Balance as at June 30	$2,894,353	$2,781,577

Salaries and Benefits:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$10,420	$8,953	$(1,467)
Reinsurance	3,834	2,961	(873)

Total	$14,254	$11,914	$(2,340)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $14.3 million and $11.9 million for the three months ended June 30, 2010 and 2009, respectively.

The increase in salaries and benefits is primarily attributable to:

(i)	increased staff costs due to an increase in average staff numbers from 286 for the three months ended June 30, 2009 to 309 for the three months ended June 30, 2010;

(ii)	an increase in the discretionary bonus expense for the three months ended June 30, 2010 of $0.6 million as a result of higher earnings;

(iii)	the amortization for the three months ended June 30, 2010 of the unrecognized compensation costs of $0.5 million in respect of the restricted shares that were awarded to certain employees in 2010 under our 2006 Equity Incentive Plan; and

(iv)	increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.4950 for the three months ended June 30, 2009 to 1.5256 for the three months ended June 30, 2010, respectively.

Of our total headcount as at June 30, 2009 and June 30, 2010, approximately 67% and 68%, respectively, had their salaries paid in British pounds. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$5,171	$4,183	$(988)
Reinsurance	10,630	6,727	(3,903)

Total	$15,801	$10,910	$(4,891)

General and administrative expenses attributable to the reinsurance segment increased by $3.9 million during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase of $3.9 million was primarily due to: (i) increased bank costs of $1.5 million primarily associated with the costs of establishing and maintaining our letters of credit, along with structure fees paid in relation to the establishment of the Knapton Facility; and (ii) increased other general and administrative expenses of $2.4 million relating primarily to increased expenses associated with Shelbourne and Lloyd’s Syndicate 2008.

Interest Expense:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	2,805	4,675	1,870

Total	$2,805	$4,675	$1,870

Interest expense of $2.8 million and $4.7 million were recorded for the three months ended June 30, 2010 and 2009, respectively. The decrease in interest expense is primarily attributable to the decrease in the principal remaining on outstanding bank borrowings as at June 30, 2010 as compared to June 30, 2009, as well as lower interest rates. As at June 30, 2009, we had approximately $354.8 million of outstanding bank debt as compared to approximately $270.9 million as at June 30, 2010.

Foreign Exchange Gain/(Loss):

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(289)	$663	$(952)
Reinsurance	5,904	948	4,956

Total	$5,615	$1,611	$4,004

We recorded a foreign exchange gain of $5.6 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively. The foreign exchange gain for the three months ended June 30, 2010 arose primarily as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar had been appreciating against the currency, partially offset by foreign exchange losses arising as a result of our holding surplus British pounds.

For the three months ended June 30, 2009, the foreign exchange gain arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar had been depreciating against the currency.

In addition to the foreign exchange gains recorded in our consolidated statement of earnings for the three months ended June 30, 2010, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $16.0 million as compared to gains of $27.7 million for the same period in 2009. For the three months ended June 30, 2010 and 2009, the currency translation adjustments related primarily to our Australian subsidiaries, or, collectively, Gordian. Since the functional currency of Gordian is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets of Gordian through accumulated other comprehensive income.

Income Tax (Expense)/Recovery:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$120	$(1,700)	$1,820
Reinsurance	(16,235)	1,723	(17,958)

Total	$(16,115)	$23	$(16,138)

We recorded income tax (expense)/recovery of $(16.1) million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively. The increase in taxes for the three months ended June 30, 2010 was due primarily to an increase in earnings of some of our companies operating in tax paying jurisdictions.

Share of Net Earnings of Partly Owned Company:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	2,203	—	2,203

Total	$2,203	$—	$2,203

For the three months ended June 30, 2010, we recorded $2.2 million for our share of net earnings of partly owned company as compared to $nil for the three months ended June 30, 2009. The $2.2 million was our share of the earnings of SAC which related primarily to the post-closing purchase price adjustment in connection with SAC’s sale of its interest in Stonewall Insurance Company (discussed above in “ — Recent Transactions”).

Noncontrolling Interest:

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(11,050)	(10,529)	(521)

Total	$(11,050)	$(10,529)	$(521)

We recorded noncontrolling interest in earnings of $11.1 million and $10.5 million for the three months ended June 30, 2010 and 2009, respectively. The costs associated with our noncontrolling interest are variable and wholly dependent on the results for the period of those subsidiaries for which there exists a noncontrolling interest.

Comparison of the Six Months Ended June 30, 2010 and 2009

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $41.1 million and $30.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in earnings of approximately $11.0 million was primarily attributable to the following:

(i)	an increase in investment income (net of realized gains/(losses)) of $12.2 million primarily as a result of an increase in 2010 in the fair value of our private equity portfolio classified as other investments of $11.1 million as compared to a writedown in 2009 of $1.4 million;

(ii)	an increase in consulting fee income of $10.1 million due to increased fees earned in respect of incentive-based engagements;

(iii)	an increase in the reduction in ultimate loss and loss adjustment expense liabilities of $7.9 million;

(iv)	an increase of $9.1 million in income earned from our investment in our partly owned subsidiary; and

(v)	reduced interest expense of $4.4 million due primarily to an overall reduction in loan facility balances outstanding as at June 30, 2010; partially offset by

(vi)	an increase in income taxes of $22.7 million due to higher tax liabilities recorded on the results of our taxable subsidiaries;

(vii)	an increase in our general and administrative expenses of $3.0 million;

(viii)	an increase in salary and benefits costs of $5.1 million primarily due to increased salary costs related to our discretionary bonus plan as a result of increased net earnings in the period along with an increase in our overall headcount; and

(xi)	an increase in net foreign exchange losses of $2.0 million.

We recorded noncontrolling interest in earnings of $12.7 million and $9.8 million for the six months ended June 30, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited increased from $20.3 million for the six months ended June 30, 2009 to $28.4 million for the six months ended June 30, 2010.

Consulting Fees:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$49,220	$23,758	$25,462
Reinsurance	(31,592)	(16,243)	(15,349)

Total	$17,628	$7,515	$10,113

We earned consulting fees of approximately $49.2 million and $23.8 million for the six months ended June 30, 2010 and 2009, respectively. The increase in consulting fees primarily related to the combination of additional fees received from our reinsurance segment and increased incentive fees earned from third party agreements.

Internal management fees of $31.6 million and $16.2 million were paid for the six months ended June 30, 2010 and 2009, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to additional fees paid by our reinsurance companies relating to allocated charges for increases in salary and general and administrative expenses.

Net Investment Income and Net Realized Losses:

	Six Months Ended June 30,
	Net Investment Income			Net Realized Losses
	2010	2009	Variance	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(7)	$1,112	$(1,119)	$—	$—	$—
Reinsurance	49,126	34,690	14,436	(2,025)	(930)	(1,095)

Total	$49,119	$35,802	$13,317	$(2,025)	$(930)	$(1,095)

Net investment income for the six months ended June 30, 2010 increased by $13.3 million to $49.1 million, as compared to $35.8 million for the same period in 2009. The increase was primarily attributable to an increase in the fair value of our private equity investments of $12.5 million, from a writedown of $1.4 million for the six months ended June 30, 2009 to an increase of $11.1 million for the six months ended June 30, 2010.

The average return on our total cash and investments, excluding other investments, for the six months ended June 30, 2010 was 1.84%, as compared to the average return of 1.76% for the six months ended June 30, 2009. The average Standard & Poor’s credit rating of our fixed income investments at June 30, 2010 was AA-.

Net realized losses for the six months ended June 30, 2010 and 2009 were $2.0 million and $0.9 million, respectively. The net realized losses were a result of writedowns in the market value of our equity investments.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands of U.S. dollars)

Net losses paid	$(131,088)	$(79,821)
Net change in case and LAE reserves	132,572	58,904
Net change in IBNR reserves	35,562	68,483

Reduction in estimates of net ultimate losses	37,046	47,566
Reduction in provisions for bad debt	13,107	9,714
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	20,661	19,540
Amortization of fair value adjustments	(18,852)	(32,748)

Net reduction in ultimate loss and loss adjustment expense liabilities	$51,962	$44,072

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2010 of $52.0 million was attributable to a reduction in estimates of net ultimate losses of $37.0 million, a reduction in provisions for bad debt of $13.1 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $20.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $18.8 million.

The reduction in estimates of net ultimate losses of $37.0 million comprised net favorable incurred loss development of $1.5 million along with reductions in IBNR reserves of $35.6 million. Subsequent to the period end, claims liabilities of certain policyholders within a number of our insurance and reinsurance subsidiaries were commuted at levels that required the reduction in IBNR reserves for those subsidiaries. The reductions in provisions for bad debt of $13.1 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in loss and loss adjustment expense liabilities for the six months ended June 30, 2009 of $44.1 million was attributable to a reduction in estimates of net ultimate losses of $47.6 million, a reduction in provisions for bad debts of $9.7 million and a reduction in estimates of loss adjustment expense liabilities of $19.5 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $32.7 million.

The reduction in estimates of net ultimate losses of $47.6 million primarily related to a reduction in estimates of loss reserves in two of our subsidiaries of $33.9 million following the commutation of one of our largest ten assumed and ceded exposures at less than case and LAE reserves and the agreement of claims liabilities of certain policyholders at levels that required a reassessment of IBNR reserves.

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

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2010 and June 30, 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2010	2009
	(in thousands of U.S. dollars)

Balance as of January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Net reduction in ultimate losses and loss adjustment expense liabilities	(51,962)	(44,072)
Net losses paid	(131,088)	(79,821)
Effect of exchange rate movement	(62,429)	66,126
Retroactive reinsurance contracts assumed	364,518	48,818
Acquired on purchase of subsidiaries	222,042	11,383

Net balance as at June 30	$2,472,489	$2,406,146
Plus: total reinsurance reserves recoverable	421,864	375,431

Balance as at June 30	$2,894,353	$2,781,577

Salaries and Benefits:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$23,309	$17,904	$(5,405)
Reinsurance	6,135	6,427	292

Total	$29,444	$24,331	$(5,113)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $29.4 million and $24.3 million for the six months ended June 30, 2010 and 2009, respectively.

The increase in salaries and benefits is primarily attributable to:

(i)	increased staff costs due to an increase in average staff numbers from 287 for the six months ended June 30, 2009 to 302 for the six months ended June 30, 2010;

(ii)	amortization of the unrecognized compensation costs of $0.6 million relating to the restricted shares that were awarded to certain employees in 2010 under our 2006 Equity Incentive Plan;

(iii)	an increase in the discretionary bonus expense for the six months ended June 30, 2010 of $1.4 million due to higher earnings; and

(iv)	increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.4929 for the six months ended June 30, 2009 to 1.5269 for the six months ended June 30, 2010, respectively.

Of our total headcount as at June 30, 2009 and June 30, 2010, approximately 67% and 68%, respectively, had their salaries paid in British pounds. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$9,754	$8,508	$(1,246)
Reinsurance	16,534	14,784	(1,750)

Total	$26,288	$23,292	$(2,996)

General and administrative expenses attributable to the reinsurance segment increased by $1.8 million during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. The increase of $1.8 million was primarily due to: (i) increased bank costs of $1.5 million primarily associated with the costs of establishing and maintaining our letters of credit along with structure fees paid in relation to the establishment of the Knapton Facility; and (ii) increased other general and administrative expenses of $2.0 million relating primarily to increased expenses associated with Shelbourne and Lloyd’s Syndicate 2008; partially offset by (iii) reduced rent expense of $0.8 million in relation to reassessment of lease shortfall and dilapidation costs for office space we acquired upon the acquisition of Copenhagen Reinsurance Company Ltd.; and (iv) reduced professional fees of $0.8 million.

Interest Expense:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	5,199	9,640	4,441

Total	$5,199	$9,640	$4,441

Interest expense of $5.2 million and $9.6 million was recorded for the six months ended June 30, 2010 and 2009, respectively. The decrease in interest expense is primarily attributable to the decrease in the principal remaining on outstanding bank borrowings as at June 30, 2010 as compared to June 30, 2009, as well as lower interest rates. As at June 30, 2009 we had approximately $354.8 million of outstanding bank debt as compared to approximately $270.9 million as at June 30, 2010.

Foreign Exchange (Loss)/Gain:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(652)	$374	$(1,026)
Reinsurance	(1,321)	(361)	(960)

Total	$(1,973)	$13	$(1,986)

We recorded a foreign exchange (loss) gain of $(2.0) million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The foreign exchange loss for the six months ended June 30, 2010 arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar had been appreciating against the currency.

For the six months ended June 30, 2009, the foreign exchange gain arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by the combination of realized foreign exchange losses on currency translations and foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar had been depreciating against the currency.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the six months ended June 30, 2010, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $12.1 million as compared to gains of $25.6 million for the same period in 2009. For the six months ended June 30, 2010 and 2009, the currency translation adjustments related primarily to Gordian. Since the functional currency of Gordian is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets of Gordian through accumulated other comprehensive income.

Income Tax (Expense)/Recovery:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(3,454)	$(1,207)	$(2,247)
Reinsurance	(18,583)	1,848	(20,431)

Total	$(22,037)	$641	$(22,678)

We recorded income tax (expense)/recovery of $(22.0) million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. The increase in taxes for the six months ended June 30, 2010 was due primarily to an increase in earnings of some of our companies operating in tax paying jurisdictions.

Share of Net Earnings of Partly Owned Company:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	9,353	269	9,084

Total	$9,353	$269	$9,084

For the six months ended June 30, 2010, we recorded $9.4 million of our share of net earnings of partly owned company as compared to $0.3 million for the six months ended June 30, 2009. The $9.4 million was our share of the earnings of SAC which related primarily to SAC’s sale of its interest in Stonewall Insurance Company (discussed above in “ — Recent Transactions”).

Noncontrolling Interest:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(12,745)	(9,837)	(2,908)

Total	$(12,745)	$(9,837)	$(2,908)

We recorded noncontrolling interest in earnings of $(12.7) million and $(9.8) million for the six months ended June 30, 2010 and 2009, respectively. The costs associated with our noncontrolling interest is variable and wholly dependent on the results for the period of those subsidiaries for which there exists a noncontrolling interest.

Liquidity and Capital Resources

In April 2010, our wholly-owned subsidiary, Knapton Holdings, entered into a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially fund the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries. As of June 30, 2010, all of the financial covenants relating to the Knapton Facility were met.

On July 16, 2010, in advance of the closing of the PWAC acquisition, we entered into a term facility agreement with a London-based bank, or the Enstar Facility. On July 19, 2010, we drew down $25.0 million from the Enstar Facility to fund the acquisition of PWAC. The interest rate on the Enstar Facility is LIBOR plus 2.75%. The Enstar Facility is repayable in three months and is unsecured. The Enstar Facility contains various financial and business covenants.

Other than the above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2009. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the six month periods ended June 30, 2010 and 2009, net cash (used in) provided by our operating activities was $(696.4) million and $29.1 million, respectively. The decrease in cash flows was primarily attributable to:

(i)	an increase in the net purchase of trading securities of $682.1 million resulting primarily from $557.5 million in net purchases of trading securities during the three months ended June 30, 2010, and the acquisition of trading securities in the Knapton and Assuransinvest acquisitions and in connection with the completion of two new RITC transactions;

(ii)	an increase in the movement of total reinsurance balances receivable and reinsurance balances payable of $62.6 million due primarily to the completion of the acquisitions and RITC transactions noted above; and

(iii)	an increase in the net movement of other assets and other liabilities of $165.3 million related primarily to the completion of the acquisitions and RITC transactions noted above along with the completion of the 100% quota share reinsurance agreement with Allianz; partially offset by

(iv)	an increase in loss and loss adjustment expenses of $230.7 million primarily due to the completion of the acquisitions and RITC transactions noted above along with the completion of the transfer from Mitsui of a portfolio of run-off business to Bosworth.

We changed our investment policy effective April 1, 2010, and as a result, we now classify all of our short-term investments as trading securities, including those we acquire in connection with our acquisitions. Due to the nature of our operating activities — managing insurance and reinsurance companies and portfolios of insurance and reinsurance in run-off — it is not unexpected to have significant swings in net cash provided by our operating activities.

Net cash provided by (used in) investing activities for the six month periods ended June 30, 2010 and 2009 was $116.5 million and $(312.2) million, respectively. The increase in net cash provided by investing activities was primarily due to the following:

(i)	an increase of $148.7 million in net cash acquired on completed acquisitions;

(ii)	an increase of $35.6 million in total net purchases and maturities of held-to-maturity securities;

(iii)	an increase of $207.4 million of restricted cash due primarily to increased letter of credit funding requirements in relation to the Bosworth run-off business; and

(iv)	an increase of $44.8 million in total net purchases, sales and maturities of available-for-sale securities.

Net cash provided by (used in) financing activities for the six month periods ended June 30, 2010 and 2009 was $29.6 million and $(74.5) million, respectively. The increase in net cash provided by financing activities was primarily due to an increase in net capital contributions received from noncontrolling interests of $33.9 million and an increase in loan receipts, during 2010, of $21.4 million relating to the Knapton Facility as compared to $57.6 million of loan repayments during 2009.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission, or the SEC. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2010.

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