Form 10-Q
period 2010-09-30
Enstar Group LTD
filed 2010-11-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 4, 2010, the registrant had outstanding 13,065,169 ordinary shares, par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2010 — $23,596; 2009 — $45,046)	$23,583	$45,206
Short-term investments, held-to-maturity, at amortized cost (fair value: 2010 — nil; 2009 — $159,333)	—	159,210
Short-term investments, trading, at fair value (amortized cost: 2010 — $539,969; 2009 — $nil)	539,985	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010 — $1,342,419; 2009 — $69,976)	1,361,336	69,892
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2010 — $nil; 2009 — $1,169,934)	—	1,152,330
Fixed maturities, trading, at fair value (amortized cost: 2010 — $392,120; 2009 — $85,775)	400,498	88,050
Equities, trading, at fair value (cost: 2010 — $66,783; 2009 — $21,257)	71,613	24,503
Other investments, at fair value (cost: 2010 — $274,246; 2009 — $165,872)	200,700	81,801

Total investments	2,597,715	1,620,992
Cash and cash equivalents	823,777	1,266,445
Restricted cash and cash equivalents	395,821	433,660
Accrued interest receivable	25,854	16,108
Accounts receivable, net	12,756	17,657
Income taxes recoverable	7,274	3,277
Reinsurance balances receivable	914,441	638,262
Investment in partly owned company	—	20,850
Goodwill	21,222	21,222
Other assets	214,069	132,369

TOTAL ASSETS	$5,012,929	$4,170,842

LIABILITIES
Losses and loss adjustment expenses	$3,233,699	$2,479,136
Reinsurance balances payable	235,017	162,576
Accounts payable and accrued liabilities	54,275	60,878
Income taxes payable	26,339	51,854
Loans payable	207,177	254,961
Other liabilities	83,603	85,285

TOTAL LIABILITIES	3,840,110	3,094,690

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2010:
156,000,000; 2009: 156,000,000)
Ordinary shares (issued and outstanding 2010: 13,707,014; 2009: 13,580,793)	13,707	13,581
Non-voting convertible ordinary shares (issued 2010: 2,972,892; 2009: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2010: 2,972,892; 2009: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	727,506	721,120
Accumulated other comprehensive income	33,743	8,709
Retained earnings	526,851	477,057

Total Enstar Group Limited Shareholders’ Equity	883,221	801,881
Noncontrolling interest	289,598	274,271

TOTAL SHAREHOLDERS’ EQUITY	1,172,819	1,076,152

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,012,929	$4,170,842

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(expressed in thousands of U.S. dollars, except share and
	per share data)

INCOME
Consulting fees	$2,119	$4,112	$19,747	$11,627
Net investment income	20,165	24,640	69,284	60,442
Net realized gains	10,635	2,912	8,610	1,982

	32,919	31,664	97,641	74,051

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(20,890)	(44,736)	(57,936)	(92,302)
Reduction in provisions for bad debt	(1,304)	—	(14,411)	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(10,171)	(9,830)	(30,832)	(29,370)
Amortization of fair value adjustments	6,250	12,008	25,102	44,756

	(26,115)	(42,558)	(78,077)	(86,630)
Salaries and benefits	18,012	16,997	47,456	41,328
General and administrative expenses	13,185	12,195	39,473	35,487
Interest expense	2,961	4,262	8,160	13,902
Net foreign exchange (gain) loss	(586)	(7,164)	1,387	(7,177)

	7,457	(16,268)	18,399	(3,090)

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	25,462	47,932	79,242	77,141
INCOME TAXES	(979)	(2,660)	(23,016)	(2,019)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	1,351	196	10,704	465

NET EARNINGS	25,834	45,468	66,930	75,587
Less: Net earnings attributable to noncontrolling interest	(4,391)	(10,481)	(17,136)	(20,318)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$21,443	$34,987	$49,794	$55,269

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$1.56	$2.58	$3.64	$4.10

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$1.53	$2.53	$3.57	$4.03

Weighted average shares outstanding — basic	13,704,832	13,578,555	13,676,113	13,492,044
Weighted average shares outstanding — diluted	14,019,768	13,814,651	13,956,948	13,729,387

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Month Periods Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$25,834	$45,468	$66,930	$75,587
Other comprehensive income:
Unrealized holding gains (losses) on investments arising during the period	29,161	(13,028)	23,509	(27,901)
Reclassification adjustment for net realized gains included in net earnings	(10,635)	(2,912)	(8,610)	(1,982)
Currency translation adjustment	36,662	28,286	19,546	65,511

Total other comprehensive income:	55,188	12,346	34,445	35,628

Comprehensive income	81,022	57,814	101,375	111,215
Less comprehensive income attributable to noncontrolling interest	(19,422)	(14,073)	(26,547)	(34,741)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$61,600	$43,741	$74,828	$76,474

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
 For the Nine Month Periods Ended September 30, 2010 and 2009

	2010	2009
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,581	$13,334
Issue of shares	47	168
Share awards granted/vested	79	77

Balance, end of period	$13,707	$13,579

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$721,120	$709,485
Issue of shares	501	5,263
Share awards granted/vested	5,286	3,567
Amortization of share awards	599	—

Balance, end of period	$727,506	$718,315

Accumulated Other Comprehensive Income (Loss) Attributable to Enstar Group Limited
Balance, beginning of period	$8,709	$(30,871)
Cumulative translation adjustments	13,726	46,020
Net movement in unrealized holdings gains (losses) on investments	11,308	(24,816)

Balance, end of period	$33,743	$(9,667)

Retained Earnings
Balance, beginning of period	$477,057	$341,847
Net earnings attributable to Enstar Group Limited	49,794	55,269

Balance, end of period	$526,851	$397,116

Noncontrolling Interest
Balance, beginning of period	$274,271	$256,022
Return of capital	(32,963)	(32,198)
Contribution of capital	28,742	—
Dividends paid	(7,000)	(980)
Net earnings attributable to noncontrolling interest	17,136	20,318
Cumulative translation adjustments	5,821	19,492
Net movement in unrealized holdings gains (losses) on investments	3,591	(5,068)

Balance, end of period	$289,598	$257,586

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2010 and 2009

	2010	2009
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$66,930	$75,587
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Share of undistributed net earnings of partly owned company	(10,704)	(465)
Net realized and unrealized investment gains	(8,610)	(1,982)
Share of net gain from other investments	(11,225)	(2,334)
Other items	(663)	4,563
Depreciation and amortization	1,053	763
Amortization of bond premiums and discounts	6,540	5,660
Net movement of trading securities held on behalf of policyholders	22,772	18,878
Sales of trading securities	313,654	—
Purchases of trading securities	(1,072,799)	—
Changes in assets and liabilities:
Reinsurance balances receivable	(18,743)	23,508
Other assets	(80,229)	6,885
Losses and loss adjustment expenses	184,212	(183,180)
Reinsurance balances payable	24,343	964
Accounts payable and accrued liabilities	(19,142)	52,498
Other liabilities	(27,541)	22,915

Net cash flows (used in) provided by operating activities	(630,152)	24,260

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	155,435	8,504
Purchase of available-for-sale securities	—	(244,310)
Sales and maturities of available-for-sale securities	57,335	489,778
Purchase of held-to-maturity securities	(780,848)	(697,146)
Sales and maturity of held-to-maturity securities	786,651	56,622
Movement in restricted cash and cash equivalents	73,354	(109,601)
Funding of other investments	(89,426)	(24,255)
Sale of investment in partly owned company	31,554	—
Other investing activities	(467)	(2,060)

Net cash flows provided by (used in) investing activities	233,588	(522,468)

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	(32,963)	(33,178)
Contribution to surplus of subsidiary by noncontrolling interest	28,742	—
Dividends paid to noncontrolling interest	(7,000)	—
Receipt of loans	46,400	—
Repayment of loans	(93,560)	(97,845)
Proceeds from exercise of stock options	—	2,796

Net cash flows used in financing activities	(58,381)	(128,227)

TRANSLATION ADJUSTMENT	12,277	59,974

NET DECREASE IN CASH AND CASH EQUIVALENTS	(442,668)	(566,461)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,266,445	1,866,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$823,777	$1,300,085

Supplemental Cash Flow Information
Income taxes paid	$58,625	$12,867
Interest paid	$8,103	$10,697

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and December 31, 2009
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

From March 2, 2010, the date of acquisition, to September 30, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to Knapton of $1.7 million and $(0.1) million, respectively.

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

From March 30, 2010, the date of acquisition, to September 30, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net earnings related to Assuransinvest of $0.1 million and $0.1 million, respectively.

Providence Washington

On July 20, 2010, the Company, through its wholly-owned subsidiary, PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company (“PWAC”) for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank (the “Enstar Facility”). The Enstar Facility was fully repaid during the three months ended September 30, 2010.

The purchase price and fair value of the assets acquired in the PWAC acquisition were as follows:

Total purchase price	$25,000

Net assets acquired at fair value	$25,000

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$19,278
Investments:
Short-term investments, trading	4,181
Fixed maturity investments, trading	97,756
Equities	37
Other investments	4,985

Total investments	106,959
Accounts receivable and accrued interest	813
Reinsurance balances receivable	31,718
Other assets	1,276
Losses and loss adjustment expenses	(120,745)
Insurance and reinsurance balances payable	(3,597)
Accounts payable	(10,702)

Net assets acquired at fair value	$25,000

From July 20, 2010, the date of acquisition, to September 30, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to PWAC of $1.0 million and $(0.1) million, respectively.

Seaton Insurance

On August 3, 2010, the Company, through its wholly-owned subsidiary, Virginia Holdings Ltd. (“Virginia”) acquired 55.6% of the shares of Seaton Insurance Company (“Seaton”) that it previously did not own for a $nil purchase price, resulting in Virginia owning 100% of Seaton. Seaton is a Rhode Island-domiciled insurer that is in run-off. The acquisition of the Seaton shares was a result of the distribution by Stonewall Acquisition Corporation (“SAC”) to Virginia of proceeds and certain other assets following its sale of Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.). Prior to the distribution, Virginia had indirectly owned 44.4% of Seaton through its holding in SAC. The purchase price and fair value of the assets acquired in the Seaton acquisition were both $nil.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the estimated fair values of 100% of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$3,949
Fixed maturity investments, trading	22,745
Accounts receivable and accrued interest	270
Reinsurance balances receivable	170,344
Other assets	3,759
Losses and loss adjustment expenses	(171,010)
Insurance and reinsurance balances payable	(28,670)
Accounts payable	(1,387)

Net assets acquired at fair value	$—

From August 3, 2010, the date of acquisition, to September 30, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to Seaton of $0.4 million and $(0.5) million, respectively.

Claremont

On September 7, 2010, the Company, through its wholly-owned subsidiary CLIC Holdings, Inc., entered into a definitive agreement for the acquisition of Claremont Liability Insurance Company, or Claremont, for an aggregate purchase price of $13.5 million and an additional amount based on a purchase price adjustment to be calculated at closing. The purchase price is expected to be financed from available cash on hand. Claremont is a California-domiciled insurer that is in run-off. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2010.

New Castle

On September 22, 2010, the Company, through its wholly-owned subsidiary Kenmare Holdings Ltd., entered into a definitive agreement for the acquisition of New Castle Reinsurance Company Ltd., or New Castle, for an aggregate purchase price of $24.0 million, subject to potential purchase price adjustments at closing. The purchase price is expected to be financed from available cash on hand. New Castle is a Bermuda-domiciled insurer that is in run-off. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2010.

Brampton

On November 2, 2010, the Company acquired the 49.9% of the shares of Hillcot Holdings Ltd. (“Hillcot”) that it did not previously own from Shinsei Bank, Ltd. (“Shinsei”) for a purchase price of $38.0 million, resulting in the Company owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton Insurance Company Limited, a U.K.-domiciled reinsurer that is in run-off. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei. The accounting for this business combination has not been completed at the time of issuance of these financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT NEW BUSINESS

Shelbourne RITC Transactions

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

In February 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $170.3 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £25.0 million (approximately $37.5 million), which was fully funded by the Company from available cash on hand.

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC (“FPK”) and J.C. Flowers II, L.P. (the “Flowers Fund”). The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of the Company’s largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros who was the Company’s Executive Chairman and a member of the Company’s board of directors until his resignation on August 20, 2010, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Fitzwilliam

In February 2010, the Company, through its wholly-owned subsidiary Fitzwilliam Insurance Limited (“Fitzwilliam”), entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch (“Allianz”) with respect to a specific portfolio of run-off business of Allianz. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

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

Bosworth

In May 2010, a specific portfolio of run-off business underwritten by Mitsui Sumitomo Insurance Co., Ltd. of Japan (“Mitsui”) was transferred to the Company’s 50.1% owned subsidiary, Bosworth Run-off Limited (“Bosworth”). This transfer, which occurred under Part VII of the U.K. Financial Services and Markets Act 2000, was approved by the U.K. Court and took effect on May 31, 2010. As a result of the transfer, Bosworth received total assets and assumed net reinsurance reserves of approximately $117.5 million. Shinsei owns the remaining 49.9% of Bosworth.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $395.8 million and $433.7 million as of September 30, 2010 and December 31, 2009, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at September 30, 2010
U.S. government and agency	$108,202	$1,162	$(110)	$109,254
Non-U.S. government	291,278	4,204	(159)	295,323
Corporate	888,730	16,950	(1,243)	904,437
Residential mortgage-backed	24,071	292	(341)	24,022
Commercial mortgage-backed	25,241	378	(2,828)	22,791
Asset backed	28,493	1,017	(418)	29,092

	$1,366,015	$24,003	$(5,099)	$1,384,919

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$14,079	$227	$—	$14,306
Non-U.S. government	37,166	33	(13)	37,186
Corporate	62,092	825	(867)	62,050
Residential mortgage-backed	1,685	31	(160)	1,556

	$115,022	$1,116	$(1,040)	$115,098

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at September 30, 2010
U.S. government and agency	$—	$—	$39,789	$(110)	$39,789	$(110)
Non-U.S. government	—	—	38,361	(159)	38,361	(159)
Corporate	27,988	(684)	129,757	(559)	157,745	(1,243)
Residential mortgage-backed	1,743	(143)	15,435	(198)	17,178	(341)
Commercial mortgage-backed	6,607	(2,703)	8,909	(125)	15,516	(2,828)
Asset backed	5,425	(52)	9,771	(366)	15,196	(418)

	$41,763	$(3,582)	$242,022	$(1,517)	$283,785	$(5,099)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2009
Non-U.S. government	$—	$—	$782	$(13)	$782	$(13)
Corporate	10,894	(786)	5,348	(81)	16,242	(867)
Residential mortgage-backed	369	(160)	—	—	369	(160)

	$11,263	$(946)	$6,130	$(94)	$17,393	$(1,040)

As at September 30, 2010 and December 31, 2009, the number of securities classified as available-for-sale in an unrealized loss position was 148 and 20, respectively, with a fair value of $283.8 million and $17.4 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 27 and 11, respectively. As at September 30, 2010, none of these securities were considered to be other-than-temporarily impaired.

The contractual maturities of the Company’s fixed maturity securities and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at September 30, 2010
Due in one year or less	$439,785	$442,126	31.9%
Due after one year through five years	837,937	855,973	61.8%
Due after five years through ten years	5,320	5,529	0.4%
Due after ten years	5,168	5,386	0.4%

	1,288,210	1,309,014	94.5%
Residential mortgage-backed	24,071	24,022	1.7%
Commercial mortgage-backed	25,241	22,791	1.7%
Asset backed	28,493	29,092	2.1%

	$1,366,015	$1,384,919	100%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
Due in one year or less	$64,202	$64,606	56.1%
Due after one year through five years	39,951	40,305	35.0%
Due after five years through ten years	5,811	5,783	5.0%
Due after ten years	3,373	2,848	2.5%

	113,337	113,542	98.6%
Residential mortgage-backed	1,685	1,556	1.4%

	$115,022	$115,098	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at September 30, 2010
AAA	$559,727	$563,892	40.7%
AA	343,163	348,843	25.2%
A	363,860	371,294	26.8%
BBB or lower	98,875	100,447	7.3%
Not Rated	390	443	0.0%

	$1,366,015	$1,384,919	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2009
AAA	$54,157	$54,229	47.1%
A	32,764	32,886	28.6%
BBB or lower	13,848	13,596	11.8%
Not Rated	14,253	14,387	12.5%

	$115,022	$115,098	100.0%

Held-to-maturity

As of September 30, 2010, the Company has redesignated $1.33 billion in investment securities from the held-to-maturity category to the available-for-sale category, following the disposition of certain held-to-maturity securities in one of the Company’s Australian insurance subsidiaries. The speed of settlement of the liabilities in this subsidiary has been notably greater than was originally anticipated, prompting the Company to apply to the subsidiary’s regulator for a reduction in required capital levels. Upon the approval, on September 1, 2010, of the capital reduction in the amount of $148.2 million, the Company evaluated the funding alternatives relating to the capital distribution and, as a result, reconsidered its intent to hold certain securities to maturity and sold securities with a carrying value of $33.4 million that had previously been designated held-to-maturity. The proceeds from these sales were $36.5 million, resulting in a realized gain of $3.1 million.

During September 2010, requests were made to regulators, that are pending approval, for capital releases, in certain of the Company’s other insurance subsidiaries, for amounts that are also greater than was originally anticipated. Further to both approved and pending requests for capital releases greater than originally anticipated in certain of the Company’s insurance subsidiaries, the Company reevaluated its intent with respect to its remaining held-to-maturity securities. The Company concluded that, as of September 30, 2010, it no longer had the positive intent to hold its held-to-maturity securities to maturity. The Company does not plan to designate securities as held-to-maturity for at least two years and believes that maintaining its securities in the available-for-sale category provides greater flexibility in the management of the overall investment portfolio.

As a result of redesignation, the held-to-maturity securities with an amortized cost of $1.15 billion have been transferred to the available-for-sale category at the fair value of $1.33 billion, with unrealized gains of $18.0 million recorded in accumulated other comprehensive income.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The amortized cost and estimated fair value of the Company’s fixed maturity securities and short-term investments classified as held-to-maturity as at December 31, 2009 were as follows:

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

The following table summarizes the Company’s fixed maturity securities and short-term investments classified as held-to-maturity in an unrealized loss position as at December 31, 2009 and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

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

As at December 31, 2009, the number of fixed maturity securities classified as held-to-maturity in an unrealized loss position was 135, with a fair value of $307.1 million. Of these securities, the number of securities that had been in an unrealized loss position for 12 months or longer was 19.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Trading

The estimated fair value of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading was as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at September 30, 2010
U.S. government and agency	$117,991	$5,131	$—	$123,122
Non-U.S. government	125,106	100	(35)	125,171
Corporate	617,554	3,692	(190)	621,056
Municipal	1,591	19	(5)	1,605
Residential mortgage-backed	61,668	179	(342)	61,505
Commercial mortgage-backed	7,818	71	(226)	7,663
Asset backed	361	—	—	361
Equities	66,783	6,351	(1,521)	71,613

	$998,872	$15,543	$(2,319)	$1,012,096

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$60,355	$1,696	$(131)	$61,920
Corporate	23,894	1,139	—	25,033
Residential mortgage-backed	474	4	(22)	456
Commercial mortgage-backed	1,051	—	(410)	641
Equities	21,258	3,854	(609)	24,503

	$107,032	$6,693	$(1,172)	$112,553

Other Investments

	September 30,	December 31,
	2010	2009

Private equity	$86,383	$77,359
Short-duration high yield bond fund	51,879	—
Hedge funds	20,899	—
Other	41,539	4,442

	$200,700	$81,801

At September 30, 2010 and December 31, 2009, the Company had $86.4 million and $77.4 million, respectively, of private equity investments recorded in limited partnerships and limited liability companies. These

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

private equity investments represented 2.3% of total investments and cash and cash equivalents at both September 30, 2010 and December 31, 2009. All of the Company’s investments in limited partnerships and limited liability companies are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As at September 30, 2010 and December 31, 2009, the Company had unfunded capital commitments relating to its private equity investments of $97.9 and $101.1 million, respectively.

Other-Than-Temporary Impairment Process

Upon the adoption of the new guidance on investments in debt and equity securities, effective April 1, 2009, the Company changed its quarterly process for assessing whether declines in the fair value of its fixed maturity investments, both available-for-sale and held-to-maturity, represented impairments that are other-than-temporary. The process now includes reviewing each fixed maturity investment that is impaired and determining: (i) if the Company has the intent to sell the fixed maturity investment or (ii) if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (iii) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale in an unrealized loss position as at September 30, 2010. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2010, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at September 30, 2010, no credit losses existed.

Fair Value of Financial Instruments

Fair value is defined as the price at which to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. The Company uses a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

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

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors. The Company uses nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its fixed maturity investments. These pricing services include Barclays Capital Aggregate Index (formerly Lehman Index), Reuters Pricing Service, FT Interactive Data and others.

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

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and will challenge any prices deemed not to be representative of fair value.

As of September 30, 2010 there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

Equity Securities

The Company’s equity securities are managed by two external advisors. Through these third parties, the Company uses nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its equity securities. These pricing services include FT Interactive Data and others.

The Company has categorized all of its investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. The Company has categorized all of its investments in preferred stock as Level 2 (except one which was categorized as Level 3) because their fair value estimates are based on observable market data.

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

The short duration high yield fund and other bond funds have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and they have daily liquidity.

  Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	September 30, 2010
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$232,375	$—	$232,375
Non-U.S. government	—	420,494	—	420,494
Corporate	—	1,524,987	504	1,525,491
Municipal	—	1,606	—	1,606
Residential mortgage-backed	—	85,528	—	85,528
Commercial mortgage-backed	—	29,582	872	30,454
Asset backed	—	29,454	—	29,454
Equities	53,105	15,033	3,475	71,613
Other investments	—	86,829	113,871	200,700

Total investments	$53,105	$2,425,888	$118,722	$2,597,715

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	December 31, 2009
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2010.

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of July 1, 2010	$1,394	$104,079	$3,238	$108,711
Net purchases (sales and distributions)	—	7,832	—	7,832
Total realized and unrealized (losses)/gains	(18)	1,960	237	2,179
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2010	$1,376	$113,871	$3,475	$118,722

The amount of net gains/(losses) for the three months ended September 30, 2010 included in earnings attributable to the fair value of changes in assets still held at September 30, 2010 was $(0.3) million. Of this amount, $0.2 million was included in net realized gains/(losses) and $(0.5) million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of July 1, 2009	$263	$71,039	$3,200	$74,502
Net purchases (sales and distributions)	—	517	—	517
Total realized and unrealized gains	315	4,807	150	5,272
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2009	$578	$76,363	$3,350	$80,291

The amount of net gains for the three months ended September 30, 2009 included in earnings attributable to the fair value of changes in assets still held at September 30, 2009 was $4.3 million. Of this amount, $0.5 million was included in net realized gains and $3.8 million was included in net investment income.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using the Level 3 inputs during the nine months ended September 30, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	24,078	—	24,657
Total realized and unrealized gains	156	7,992	175	8,323
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2010	$1,376	$113,871	$3,475	$118,722

The amount of net gains for the nine months ended September 30, 2010 included in earnings attributable to the fair value of changes in assets still held at September 30, 2010 was $9.1 million. Of this amount, $0.3 million was included in net realized gains and $8.8 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using the Level 3 inputs during the nine months ended September 30, 2009:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2009	$352	$60,237	$—	$60,589
Net purchases (sales and distributions)	—	12,932	2,006	14,938
Total realized and unrealized gains	226	3,194	1,344	4,764
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of September 30, 2009	$578	$76,363	$3,350	$80,291

The amount of net gains for the nine months ended September 30, 2009 included in earnings attributable to the fair value of changes in assets still held at September 30, 2009 was $3.7 million. Of this amount, $1.6 million was included in net realized gains and $2.1 million was included in net investment income.

During the nine months ended September 30, 2010 and 2009, proceeds from the sales and maturities of available-for sale securities were $57.3 million and $489.8 million, respectively. Gross realized gains on sales of available-for-sale securities were $0.1 million and $0.1 million, respectively, and gross unrealized losses on sales of available-for-sale securities were $nil and $0.6 million, respectively. Unrealized gains on trading securities were $3.9 million for both the nine months ended September 30, 2010 and 2009.

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

trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009

Assets used for collateral in trust for third-party agreements	$354,521	$214,149
Deposits with U.S. regulatory authorities	33,281	12,998

	$387,802	$227,147

6.	INVESTMENT IN PARTLY OWNED COMPANIES

On June 13, 2008, the Company’s indirect subsidiary Virginia completed the acquisition from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) of 44.4% of the outstanding capital stock of SAC, the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by SAC were later distributed among Dukes Place Holdings, L.P. and Virginia. The investment was carried on the equity basis until the distribution. When the Company carries an investment on the equity basis, the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends.

As discussed in Note 2 above, on August 3, 2010, Virginia acquired 55.6% of the shares of Seaton that it previously did not own for $nil consideration, resulting in Virginia owning 100% of Seaton. The acquisition of the Seaton shares was a result of the distribution by SAC of proceeds and certain other assets following its sale of Stonewall Insurance Company. Virginia received 100% of the final $1.4 million distribution from SAC.

The following summarized financial information for SAC is derived from its unaudited quarterly financial statements:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues	$3,008	$1,941	$8,757	$5,045
Total expenses	(1,657)	(1,501)	11,301	(3,998)
Income from continuing operations	1,351	440	20,058	1,047
Net income	1,351	440	20,058	1,047

The balance of the investment in partly owned company was $nil and $20.9 million at September 30, 2010 and December 31, 2009, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance reserves recoverable.

	Three Months Ended September 30,
	2010	2009

Balance as at July 1,	$2,894,353	$2,781,577
Less: total reinsurance reserves recoverable	421,864	375,431

	2,472,489	2,406,146
Net reduction in ultimate losses and loss adjustment expense liabilities	(26,115)	(42,558)
Net losses paid	(80,501)	(50,756)
Effect of exchange rate movement	80,839	15,867
Retroactive reinsurance contracts assumed	100,136	—
Acquired on purchase of subsidiaries	198,498	—

Net balance as at September 30	$2,745,346	$2,328,699
Plus: total reinsurance reserves recoverable	488,353	357,253

Balance as at September 30	$3,233,699	$2,685,952

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009

Net losses paid	$(80,501)	$(50,756)
Net change in case and loss adjustment expense (LAE) reserves	101,542	91,540
Net change in incurred but not reported (IBNR) reserves	(151)	3,952

Reduction in estimates of net ultimate losses	20,890	44,736
Reduction in provisions for bad debt	1,304	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	10,171	9,830
Amortization of fair value adjustments	(6,250)	(12,008)

Net reduction in ultimate loss and loss adjustment expense liabilities	$26,115	$42,558

Net change in case and LAE reserves comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2010 of $26.1 million was attributable to a reduction in estimates of net ultimate losses of $20.9 million, a reduction in provisions for bad debt of $1.3 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $10.2 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.3 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The reduction in estimates of net ultimate losses of $20.9 million for the three months ended September 30, 2010 comprised net favorable incurred loss development of $21.1 million and a modest increase in IBNR reserves of $0.2 million, primarily related to the following:

(i)	A reduction in estimates of net ultimate losses of $10.8 million in one of the Company’s insurance entities following the commutations and policy buy-backs of five of its largest insurance and reinsurance exposures.

(ii)	The Company concluded its review of historic case reserves for two of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million.

The reduction in provisions for bad debt of $1.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2009 of $42.6 million was attributable to a reduction in estimates of net ultimate losses of $44.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $9.8 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $12.0 million relating to companies acquired.

The reduction in estimates of net ultimate losses of $44.7 million during the three months ended September 30, 2009 related to the following:

(i)	A reduction in estimates of net ultimate losses of $23.8 million in two of the Company’s insurance entities whereby previously advised net case and LAE reserves of $18.6 million were settled without payment. The application of the Company’s reserving methodologies to the reduced case and LAE reserves resulted in a reduction in net IBNR reserves of $5.2 million.

(ii)	The Company concluded its review of historic case reserves for eight of the Company’s insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,000 advised case reserves with an aggregate value of $16.6 million.

(iii)	A reduction in estimates of net ultimate losses of $5.4 million in another of the Company’s insurance entities that completed, during September 2009, a Solvent Scheme of Arrangement relating to its U.K. liabilities. A Solvent Scheme of Arrangement is an arrangement between a company and its creditors whereby the company, by making a one-time full and final settlement of its liabilities to policyholders, is able to achieve financial certainty and finality. The entity settled its remaining U.K. net case reserves of $1.5 million, net IBNR reserves of $3.1 million and net reinsurance reserves recoverable for the net receipt of $0.8 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance reserves recoverable.

	Nine Months Ended September 30,
	2010	2009

Balance as of January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Net reduction in ultimate losses and loss adjustment expense liabilities	(78,077)	(86,630)
Net losses paid	(211,589)	(130,577)
Effect of exchange rate movement	18,410	81,993
Retroactive reinsurance contracts assumed	464,654	48,818
Acquired on purchase of subsidiaries	420,540	11,383

Net balance as at September 30	$2,745,346	$2,328,699
Plus: total reinsurance reserves recoverable	488,353	357,253

Balance as at September 30	$3,233,699	$2,685,952

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Net losses paid	$(211,589)	$(130,577)
Net change in case and LAE reserves	234,114	133,742
Net change in IBNR reserves	35,411	89,137

Reduction in estimates of net ultimate losses	57,936	92,302
Reduction in provisions for bad debt	14,411	9,714
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	30,832	29,370
Amortization of fair value adjustments	(25,102)	(44,756)

Net reduction in ultimate loss and loss adjustment expense liabilities	$78,077	$86,630

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2010 of $78.1 million was attributable to a reduction in estimates of net ultimate losses of $57.9 million, a reduction in provisions for bad debt of $14.4 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $30.8 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $25.1 million.

The reduction in estimates of net ultimate losses of $57.9 million comprised net favorable incurred loss development of $22.5 million along with reductions in IBNR reserves of $35.4 million. The net favorable incurred loss development of $22.5 million, whereby net advised case and LAE reserves of $234.1 million were settled for net losses paid of $211.6 million, related to the settlement of non-commuted and commuted losses during the nine months ended September 30, 2010 including commutations and policy buy-backs of seven of the largest insured

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

and/or reinsured exposures in three of the Company’s insurance and reinsurance subsidiaries. These commutations and policy buy-backs were primarily responsible for the reduction in IBNR reserves of $35.4 million following the application of the Company’s reserving methodologies in determining the IBNR reserves related to the commuted exposures. The settlement of advised case and LAE reserves of $234.1 million included the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million which resulted from the Company’s review of historic case reserves for two of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years.

The reductions in provisions for bad debt of $14.4 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2009 of $86.6 million was attributable to a reduction in estimates of net ultimate losses of $92.3 million, a reduction in provisions for bad debts of $9.7 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $29.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $44.8 million relating to companies acquired.

The reduction in estimates of net ultimate losses of $92.3 million for the nine months ended September 30, 2009 related primarily to the following:

(i)	A reduction in estimates of net ultimate losses in one of the Company’s subsidiaries of $25.2 million following the commutation of one of its largest ten assumed and ceded exposures at less than case and LAE reserves.

(ii)	A reduction in estimates of net ultimate losses of $13.0 million in one of the Company’s subsidiaries as a result of net favorable incurred loss development of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of the Company’s reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves, which are required by local regulation.

(iii)	A reduction in estimates of net ultimate losses of $23.8 million in two of the Company’s insurance entities whereby previously advised net case and LAE reserves of $18.6 million were settled without payment. The application of the Company’s reserving methodologies to the reduced case and LAE reserves resulted in a reduction in net IBNR reserves of $5.2 million.

(iv)	The Company concluded its review of historic case reserves for eight of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,000 advised case reserves with an aggregate value of $16.6 million.

(v)	A reduction in estimates of net ultimate losses of $14.1 million in another of the Company’s insurance entities that completed, during September 2009, a Solvent Scheme of Arrangement relating to its U.K. liabilities. During the nine months ended September 30, 2009, the entity settled its remaining U.K. net case and LAE reserves of $8.4 million, net IBNR reserves of $10.4 million and net reinsurance reserves recoverable for the net payment of $4.7 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOANS PAYABLE

Amounts of long-term debt outstanding as of September 30, 2010 and December 31, 2009 totaled $207.2 million and $255.0 million, respectively, and were comprised of the following:

Facility	Date of Facility	September 30, 2010	December 31, 2009

Cumberland — Facility B	March 4, 2008	$—	$67,071
Unionamerica — Facility A	December 30, 2008	153,300	155,268
Unionamerica — Facility B	December 30, 2008	32,165	32,622
Knapton	April 20, 2010	21,712	—

		$207,177	$254,961

In April 2010, Knapton Holdings entered into the Knapton Facility, a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially fund the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries. As of September 30, 2010, all of the covenants relating to the Knapton Facility were met.

On July 16, 2010, the Company entered into the Enstar Facility, a term facility agreement with a London-based bank. On July 19, 2010, the Company drew down $25.0 million from the Enstar Facility to fund the acquisition of PWAC. The interest rate on the Enstar Facility was LIBOR plus 2.75%. The Enstar Facility was repayable in three months and was unsecured. The Enstar Facility contained various financial and business undertakings. On September 13, 2010, the Company fully repaid the Enstar Facility.

On September 10, 2010, the Company fully repaid the remaining outstanding principal and accrued interest on Cumberland Facility B of AU$76.4 million ($70.8 million). With this repayment, the Company fully repaid the AU$301 million ($276.5 million) it borrowed in March 2008 pursuant to the Cumberland term facility agreements, which partially funded the acquisition of its Australian subsidiaries.

The Unionamerica facilities are described in Note 10 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

9.	EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to the Company’s employees and to members of the board of directors. These are described in Note 13 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The information below includes both the employee and director components of the Company’s share-based compensation.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

(a)	Employee share plans

Employee stock awards for the nine months ended September 30, 2010 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2010	1,636	$102
Granted	237,238	16,128
Vested	(84,944)	(5,743)

Nonvested — September 30, 2010	153,930	$11,175

(i) 2006-2010 Annual Incentive Plan and 2006 Equity Incentive Plan

For the nine months ended September 30, 2010 and 2009, 78,664 and 64,378 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the nine months ended September 30, 2010 and 2009 was $5.4 million and $3.3 million, respectively, and was charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2009 and 2008, respectively.

In addition, for the nine months ended September 30, 2010, 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the non-vested share award as at September 30, 2010 was $9.4 million. These costs are expected to be recognized evenly over the next 5.2 years. Compensation costs of $0.4 million and $1.1 million relating to the share award were recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2010, respectively.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the three and nine months ended September 30, 2010 was $3.8 million and $8.8 million, respectively, as compared to $6.2 million and $9.8 million for the three and nine months ended September 30, 2009, respectively.

(ii) Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for each of the three and nine months ended September 30, 2010 and 2009. As at September 30, 2010, 12,932 shares have been issued to employees under the Enstar Group Limited Employee Share Purchase Plan.

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2010	327,586	$29.49	$14,261
Granted	—	—	—
Exercised	(106,920)	28.29	(3,741)
Forfeited	—	—	—

Outstanding — September 30, 2010	220,666	$30.07	$9,385

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

Stock options outstanding and exercisable as of September 30, 2010 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$10 — $20	112,785	$19.03	0.8 years
$40 — $60	107,881	41.61	3.0 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the nine months ended September 30, 2010 and 2009, 4,847 and 5,292 restricted share units, respectively, were credited to the accounts of non-employee directors under the Company’s Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

10.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share of amounts attributable to the Company’s ordinary shareholders for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$21,443	$34,987	$49,794	$55,269
Weighted average shares outstanding — basic	13,704,832	13,578,555	13,676,113	13,492,044

Earnings per share attributable to Enstar Group Limited — basic	$1.56	$2.58	$3.64	$4.10

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$21,443	$34,987	$49,794	$55,269
Weighted average shares outstanding — basic	13,704,832	13,578,555	13,676,113	13,492,044
Share equivalents:
Unvested Shares	155,616	1,636	116,214	5,896
Restricted share units	17,406	11,070	15,965	8,193
Options	141,914	223,390	148,656	223,254

Weighted average shares outstanding — diluted	14,019,768	13,814,651	13,956,948	13,729,387

Earnings per share attributable to Enstar Group Limited — diluted	$1.53	$2.53	$3.57	$4.03

11.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros, as set forth below. Mr. Flowers is a member of the Company’s board of

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RELATED PARTY TRANSACTIONS — (cont’d)

directors and is one of the Company’s largest shareholders. Mr. Oros served as an executive officer and member of the Company’s board of directors until his resignation on August 20, 2010.

(i)	In March 2010, the Company committed to invest $20.0 million in Varadero International Ltd. (“Varadero”), a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially owned by an entity affiliated with the Company and Messrs. Flowers and Oros.

(ii)	During the nine months ended September 30, 2010, and excluding Varadero, the Company funded $0.3 million of its remaining outstanding capital commitment to entities affiliated with Messrs. Flowers and Oros. The Company had, as of September 30, 2010 and December 31, 2009, investments in entities affiliated with Messrs. Flowers and Oros (excluding Varadero) with a total value of $78.5 million and $76.1 million, respectively, and outstanding commitments to entities affiliated with Mr. Flowers (excluding Varadero), as of those same dates, of $97.8 million and $98.1 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next four years.

As at September 30, 2010, the related party investments associated with Messrs. Flowers and Oros accounted for 99.9% of the total unfunded capital commitments of the Company and 49.5% of the total amount of investments classified as other investments by the Company.

On October 1, 2010, the Company entered into share repurchase agreements (the “Repurchase Agreements”) with three of its executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 ordinary shares of the Company at a price of $70.00 per share. The repurchase transactions consisted of repurchases of an aggregate of 600,000 ordinary shares from Dominic F. Silvester (the Company’s Chief Executive Officer and Chairman of the Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (the Company’s Joint Chief Operating Officer, Executive Vice President and a member of its Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (the Company’s Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by the Company through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, the Company entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements.

12.	TAXATION

Under current Bermuda law, the Company and its Bermuda-based subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company and its Bermuda-based subsidiaries will be exempt from taxation in Bermuda until March 2016.

The Company has operating subsidiaries and branch operations in the United Kingdom, Australia, the United States and Europe and is subject to the relevant taxes in those jurisdictions. The weighted average expected tax provision for the foreign operations has been calculated using pre-tax accounting income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	TAXATION — (cont’d)

The actual income tax rate for the three and nine months ended September 30, 2010 and 2009, differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Earnings before income tax	$22,422	$37,647	$72,810	$57,288

Expected tax rate	0%	0%	0%	0%
Foreign taxes at local expected rates	12.4%	54.8%	40.6%	50.4%
Benefit of loss carryovers	(4.3)%	—	(5.4)%	—
Change in uncertain tax positions	—	(0.8)%	0.2%	(0.8)%
Valuation allowance	(3.5)%	(40.9)%	(3.9)%	(40.1)%
Other	(0.2)%	(6.0)%	0.1%	(6.0)%

Effective tax rate	4.4%	7.1%	31.6%	3.5%

The Company had net deferred tax assets of approximately $26.6 million and $31.2 million as of September 30, 2010 and December 31, 2009, respectively. Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the Company’s deferred tax assets are net operating loss carryforwards, claims reserves, principally due to the discounting for tax, and the allowance for doubtful accounts receivable. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. Based on consideration of all available evidence using a “more likely than not” standard, the Company determined that certain of the valuation allowances that had previously been established were no longer required. This resulted in a reduction of the valuation allowance in the nine month period ended September 30, 2010 of approximately $2.8 million.

The Company adopted the authoritative guidance related to the financial statement recognition, measurement and disclosure of uncertain tax positions in a company’s financial statements on January 1, 2007. The Company has unrecognized tax benefits relating to uncertain tax positions of approximately $5.6 million and $5.7 million as of September 30, 2010, and December 31, 2009, respectively.

The Company’s operating subsidiaries that are in specific countries may be subject to audit by various tax authorities and may be subject to different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to audits for years before 2005, 2007, and 2003, respectively.

13.	SEGMENT INFORMATION

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT INFORMATION — (cont’d)

portfolios in run-off relating to risks spanning the globe. As a result, extracting and quantifying revenues attributable to certain geographic locations would be impracticable given the global nature of the business.

All of the consulting fees for the reinsurance segment relate to intercompany fees paid to the consulting segment.

	Three Months Ended September 30, 2010
	Reinsurance	Consulting	Total

Consulting fees	$(10,831)	$12,950	$2,119
Net investment income	21,012	(847)	20,165
Net realized gains	10,635	—	10,635

	20,816	12,103	32,919

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(20,890)	—	(20,890)
Reduction in provisions for bad debt	(1,304)	—	(1,304)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(10,171)	—	(10,171)
Amortization of fair value adjustments	6,250	—	6,250

	(26,115)	—	(26,115)
Salaries and benefits	5,378	12,634	18,012
General and administrative expenses	7,578	5,607	13,185
Interest expense	2,961	—	2,961
Net foreign exchange gain	(356)	(230)	(586)

	(10,554)	18,011	7,457

Earnings (loss) before income taxes and share of net earnings of partly owned company	31,370	(5,908)	25,462
Income taxes	(2,806)	1,827	(979)
Share of net earnings of partly owned company	1,351	—	1,351

Net earnings (loss)	29,915	(4,081)	25,834
Less: Net earnings attributable to noncontrolling interest	(4,391)	—	(4,391)

Net earnings (loss) attributable to Enstar Group Limited	$25,524	$(4,081)	$21,443

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT INFORMATION — (cont’d)

	Three Months Ended September 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(8,099)	$12,211	$4,112
Net investment income	22,927	1,713	24,640
Net realized gains	2,912	—	2,912

	17,740	13,924	31,664

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(44,736)	—	(44,736)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(9,830)	—	(9,830)
Amortization of fair value adjustments	12,008	—	12,008

	(42,558)	—	(42,558)
Salaries and benefits	7,577	9,420	16,997
General and administrative expenses	7,795	4,400	12,195
Interest expense	4,262	—	4,262
Net foreign exchange (gain) loss	(7,253)	89	(7,164)

	(30,177)	13,909	(16,268)

Earnings before income taxes and share of net earnings of partly owned company	47,917	15	47,932
Income taxes	(1,449)	(1,211)	(2,660)
Share of net earnings of partly owned company	196	—	196

Net earnings (loss)	46,664	(1,196)	45,468
Less: Net earnings attributable to noncontrolling interest	(10,481)	—	(10,481)

Net earnings (loss) attributable to Enstar Group Limited	$36,183	$(1,196)	$34,987

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT INFORMATION — (cont’d)

	Nine Months Ended September 30, 2010
	Reinsurance	Consulting	Total

Consulting fees	$(42,423)	$62,170	$19,747
Net investment income	70,138	(854)	69,284
Net realized gains	8,610	—	8,610

	36,325	61,316	97,641

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(57,936)	—	(57,936)
Reduction in provisions for bad debt	(14,411)	—	(14,411)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(30,832)	—	(30,832)
Amortization of fair value adjustments	25,102	—	25,102

	(78,077)	—	(78,077)
Salaries and benefits	11,513	35,943	47,456
General and administrative expenses	24,103	15,370	39,473
Interest expense	8,160	—	8,160
Net foreign exchange loss	965	422	1,387

	(33,336)	51,735	18,399

Earnings before income taxes and share of net earnings of partly owned company	69,661	9,581	79,242
Income taxes	(21,389)	(1,627)	(23,016)
Share of net earnings of partly owned company	10,704	—	10,704

Net earnings	58,976	7,954	66,930
Less: Net earnings attributable to noncontrolling interest	(17,136)	—	(17,136)

Net earnings attributable to Enstar Group Limited	$41,840	$7,954	$49,794

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SEGMENT INFORMATION — (cont’d)

	Nine Months Ended September 30, 2009
	Reinsurance	Consulting	Total

Consulting fees	$(24,343)	$35,970	$11,627
Net investment income	57,617	2,825	60,442
Net realized gains	1,982	—	1,982

	35,256	38,795	74,051

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(92,302)	—	(92,302)
Reduction in provisions for bad debt	(9,714)	—	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(29,370)	—	(29,370)
Amortization of fair value adjustments	44,756	—	44,756

	(86,630)	—	(86,630)
Salaries and benefits	14,004	27,324	41,328
General and administrative expenses	22,578	12,909	35,487
Interest expense	13,902	—	13,902
Net foreign exchange gain	(6,892)	(285)	(7,177)

	(43,038)	39,948	(3,090)

Earnings (loss) before income taxes and share of net earnings of partly owned company	78,294	(1,153)	77,141
Income taxes	399	(2,418)	(2,019)
Share of net earnings of partly owned company	465	—	465

Net earnings (loss)	79,158	(3,571)	75,587
Less: Net earnings attributable to noncontrolling interest	(20,318)	—	(20,318)

Net earnings (loss) attributable to Enstar Group Limited	$58,840	$(3,571)	$55,269

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009 and changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
November 5, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Recent Transactions

Brampton

On November 2, 2010, we acquired the 49.9% of the shares of Hillcot Holdings Ltd., or Hillcot, from Shinsei Bank, Ltd., or Shinsei, that we did not previously own for a purchase price of $38.0 million, resulting in us owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton Insurance Company Limited, a U.K.-domiciled reinsurer that is in run-off. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei.

Share Repurchases

On October 1, 2010, we entered into share repurchase agreements with three of our executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. The repurchase transactions consisted of repurchases of an aggregate of 600,000 ordinary shares from Dominic F. Silvester (our Chief Executive Officer and Chairman of the Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (our Joint Chief Operating Officer, Executive Vice President and a member of our Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (our Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by us through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the share repurchase agreements, we entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the share repurchase agreements.

New Castle

On September 22, 2010, we, through our wholly-owned subsidiary Kenmare Holdings Ltd., entered into a definitive agreement for the acquisition of New Castle Reinsurance Company Ltd., or New Castle, for an aggregate purchase price of $24.0 million, subject to potential purchase price adjustments at closing. The purchase price is expected to be funded from available cash on hand. New Castle is a Bermuda-domiciled insurer that is in run-off. Completion of the transactions is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2010.

Claremont

On September 7, 2010, we, through our wholly-owned subsidiary CLIC Holdings, Inc., entered into a definitive agreement for the acquisition of Claremont Liability Insurance Company, or Claremont, for an aggregate purchase price of $13.5 million and an additional amount based on a purchase price adjustment to be calculated at closing. The purchase price is expected to be funded from available cash on hand. Claremont is a California-domiciled insurer that is in run-off. Completion of the transactions is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2010.

Providence Washington

On July 20, 2010, we, through our wholly-owned subsidiary PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank, which was fully repaid during the three months ended September 30, 2010.

Sale of Interest in Stonewall and Acquisition of Seaton

On June 13, 2008, our indirect subsidiary Virginia Holdings Ltd., or Virginia, completed the acquisition from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation, or SAC, the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton Insurance Company, or Seaton. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by SAC and certain other assets were distributed between Dukes Place Holdings, L.P. and Virginia. The proceeds received by Virginia included the shares of Seaton distributed on August 3, 2010, resulting in Virginia owning 100% of Seaton following the distribution (prior to the distribution, Virginia had indirectly owned 44.4% of Seaton through its holdings in SAC).

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

Bosworth

In May 2010, a specific portfolio of business in run-off underwritten by Mitsui Sumitomo Insurance Co., Ltd. of Japan, or Mitsui, was transferred to our 50.1% owned subsidiary, Bosworth Run-off Limited, or Bosworth. This transfer, which occurred under Part VII of the U.K. Financial Services and Markets Act 2000, was approved by the U.K. Court and took effect on May 31, 2010. As a result of the transfer, Bosworth received total assets and assumed net reinsurance reserves of approximately $117.5 million. Shinsei owns the remaining 49.9% of Bosworth.

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

JCF FPK is a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia & Waller (USA) LLC, or FPK. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, who served as our Executive Chairman and a member of our board of directors until August 20, 2010, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$2,119	$4,112	$19,747	$11,627
Net investment income	20,165	24,640	69,284	60,442
Net realized gains	10,635	2,912	8,610	1,982

	32,919	31,664	97,641	74,051

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(20,890)	(44,736)	(57,936)	(92,302)
Reduction in provisions for bad debt	(1,304)	—	(14,411)	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(10,171)	(9,830)	(30,832)	(29,370)
Amortization of fair value adjustments	6,250	12,008	25,102	44,756

	(26,115)	(42,558)	(78,077)	(86,630)
Salaries and benefits	18,012	16,997	47,456	41,328
General and administrative expenses	13,185	12,195	39,473	35,487
Interest expense	2,961	4,262	8,160	13,902
Net foreign exchange (gain) loss	(586)	(7,164)	1,387	(7,177)

	7,457	(16,268)	18,399	(3,090)

Earnings before income taxes and share of net earnings of partly owned company	25,462	47,932	79,242	77,141
Income taxes	(979)	(2,660)	(23,016)	(2,019)
Share of net earnings of partly owned company	1,351	196	10,704	465

NET EARNINGS	25,834	45,468	66,930	75,587
Less: Net earnings attributable to noncontrolling interest	(4,391)	(10,481)	(17,136)	(20,318)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$21,443	$34,987	$49,794	$55,269

Comparison of the Three Months Ended September 30, 2010 and 2009

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $25.8 million and $45.5 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in earnings of approximately $19.7 million was primarily attributable to the following:

(i)	a decrease in the net reduction in ultimate loss and loss adjustment expense liabilities of $16.4 million; and

(ii)	a decrease in net foreign exchange gains of $6.6 million; partially offset by

(iii)	an increase of $1.2 million in income earned from our investment in our partly owned company; and

(iv)	a decrease in income tax expense of $1.7 million.

We recorded noncontrolling interest in earnings of $4.4 million and $10.5 million for the three months ended September 30, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited decreased from

$35.0 million for the three months ended September 30, 2009 to $21.4 million for the three months ended September 30, 2010.

Consulting Fees:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$12,950	$12,211	$739
Reinsurance	(10,831)	(8,099)	(2,732)

Total	$2,119	$4,112	$(1,993)

We earned consulting fees of approximately $13.0 million and $12.2 million for the three months ended September 30, 2010 and 2009, respectively. After elimination of consulting fees received from our reinsurance segment, our income from third party fees decreased by $2.0 million. The decrease was attributable to reduced third party engagements during the period.

Internal management fees of $10.8 million and $8.1 million were paid for the three months ended September 30, 2010 and 2009, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to fees earned from new acquisitions that were completed subsequent to September 30, 2009.

Net Investment Income and Net Realized Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized Gains
	2010	2009	Variance	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(847)	$1,713	$(2,560)	$—	$—	$—
Reinsurance	21,012	22,927	(1,915)	10,635	2,912	7,723

Total	$20,165	$24,640	$(4,475)	$10,635	$2,912	$7,723

Net investment income for the three months ended September 30, 2010 decreased by $4.5 million to $20.2 million, as compared to $24.6 million for the same period in 2009. The decrease was primarily attributable to the following:

(i)	a decrease of $1.4 million in the fair value of our private equity investments for the three months ended September 30, 2010 compared to an increase of $3.8 million for the three months ended September 30, 2009; partially offset by

(ii)	an increase in investment income from fixed maturities and cash and cash equivalents due primarily to an overall increase in the amount of investments held as at September 30, 2010 as compared to September 30, 2009 with a corresponding increased return as compared to the return available on cash and cash equivalents.

The average yield on our total cash and investments for the three months ended September 30, 2010 was 2.32%, as compared to the average yield of 2.35% for the three months ended September 30, 2009. The average Standard & Poor’s credit rating of our fixed income investments at September 30, 2010 was AA−.

Net realized gains for the three months ended September 30, 2010 and 2009 were $10.6 million and $2.9 million, respectively. The net realized gains relate primarily to mark-to-market changes in the market value of our equity investments.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, we have categorized our investments that are recorded at fair value among levels as follows:

	September 30, 2010
	(in thousands of U.S. dollars)
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$232,375	$—	$232,375
Non-U.S. government	—	420,494	—	420,494
Corporate	—	1,524,987	504	1,525,491
Municipal	—	1,606	—	1,606
Residential mortgage-backed	—	85,528	—	85,528
Commercial mortgage- backed	—	29,582	872	30,454
Asset backed	—	29,454	—	29,454
Equities	53,105	15,033	3,475	71,613
Other investments	—	86,829	113,871	200,700

Total investments	$53,105	$2,425,888	$118,722	$2,597,715

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(in thousands of U.S. dollars)

Net losses paid	$(80,501)	$(50,756)
Net change in case and LAE reserves	101,542	91,540
Net change in IBNR reserves	(151)	3,952

Reduction in estimates of net ultimate losses	20,890	44,736
Reduction in provisions for bad debt	1,304	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	10,171	9,830
Amortization of fair value adjustments	(6,250)	(12,008)

Net reduction in ultimate loss and loss adjustment expense liabilities	$26,115	$42,558

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2010 of $26.1 million was attributable to a reduction in estimates of net ultimate losses of $20.9 million, a reduction in provisions for bad debt of $1.3 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $10.2 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.3 million.

The reduction in estimates of net ultimate losses of $20.9 million comprised net favorable incurred loss development of $21.1 million and a modest increase in IBNR reserves of $0.2 million, primarily related to the following:

(i)	A reduction in estimates of net ultimate losses of $10.8 million in one of our insurance entities primarily following the commutations and policy buy-backs of five of its largest insurance and reinsurance exposures during the three months ended September 30, 2010.

(ii)	We concluded our review of historic case reserves for two of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million.

The reduction in provisions for bad debt of $1.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2009 of $42.6 million was attributable to a reduction in estimates of net ultimate losses of $44.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $9.8 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $12.0 million relating to companies acquired.

The reduction in estimates of net ultimate losses of $44.7 million during the three months ended September 30, 2009 related to the following:

(i)	A reduction in estimates of net ultimate losses of $23.8 million in two of our insurance entities whereby previously advised net case and LAE reserves of $18.6 million were settled without payment. The application of our reserving methodologies to the reduced case and LAE reserves resulted in a reduction in IBNR reserves of $5.2 million.

(ii)	We concluded our review of historic case reserves for eight of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,000 advised case reserves with an aggregate value of $16.6 million.

(iii)	A reduction in estimates of net ultimate losses of $5.4 million in another of our insurance entities that completed, during September 2009, a Solvent Scheme of Arrangement relating to its U.K. liabilities. A Solvent Scheme of Arrangement is an arrangement between a company and its creditors whereby the company, by making a one-time full and final settlement of its liabilities to policyholders, is able to achieve financial certainty and finality. The entity settled its remaining U.K. net case reserves of $1.5 million, net IBNR reserves of $3.1 million and net reinsurance reserves recoverable for the net receipt of $0.8 million.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance reserves recoverable.

	Three Months Ended September 30,
	2010	2009
	(in thousands of U.S. dollars)

Balance as at July 1	$2,894,353	$2,781,577
Less: total reinsurance reserves recoverable	421,864	375,431

	2,472,489	2,406,146
Net reduction in ultimate loss and loss adjustment expense liabilities	(26,115)	(42,558)
Net losses paid	(80,501)	(50,756)
Effect of exchange rate movement	80,839	15,867
Retroactive reinsurance contracts assumed	100,136	—
Acquired on purchase of subsidiaries	198,498	—

Net balance as at September 30	$2,745,346	$2,328,699
Plus: total reinsurance reserves recoverable	488,353	357,253

Balance as at September 30	$3,233,699	$2,685,952

Salaries and Benefits:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$12,634	$9,420	$(3,214)
Reinsurance	5,378	7,577	2,199

Total	$18,012	$16,997	$(1,015)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $18.0 million and $17.0 million for the three months ended September 30, 2010 and 2009, respectively.

The increase in salaries and benefits was primarily attributable to:

(i)	increased staff costs due to an increase in average staff numbers from 287 for the three months ended September 30, 2009 to 322 for the three months ended September 30, 2010;

(ii)	a payment of $1.25 million to our former Executive Chairman, John J. Oros, in accordance with the terms of his separation agreement; and

(iii)	amortization of the unrecognized compensation costs of $0.5 million in respect of the restricted shares that were awarded to certain employees in 2010 under our 2006 Equity Incentive Plan; partially offset by

(iv)	a decrease in the discretionary bonus expense for the three months ended September 30, 2010 of $2.4 million as a result of lower earnings.

Expenses relating to our discretionary bonus plan will be variable and dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$5,607	$4,400	$(1,207)
Reinsurance	7,578	7,795	217

Total	$13,185	$12,195	$(990)

General and administrative expenses attributable to the consulting segment increased by $1.2 million for the three months ended September 30, 2010. The increase related primarily to increased costs associated with companies acquired subsequent to September 30, 2009, and increased professional, legal and accounting fees associated with general corporate matters.

Interest Expense:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	2,961	4,262	1,301

Total	$2,961	$4,262	$1,301

Interest expense of $3.0 million and $4.3 million was recorded for the three months ended September 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in the principal remaining on outstanding bank borrowings as at September 30, 2010 compared to September 30, 2009, as well as lower interest rates. As at September 30, 2009, we had approximately $319.2 million of outstanding bank debt as compared to approximately $207.2 million as at September 30, 2010.

Foreign Exchange Gain/(Loss):

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$230	$(89)	$319
Reinsurance	356	7,253	(6,897)

Total	$586	$7,164	$(6,578)

We recorded a foreign exchange gain of $0.6 million and $7.2 million for the three months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2009, the foreign exchange gain of $7.2 million arose primarily as a result of the matching of our non-U.S. dollar assets and liabilities at a time when the U.S. dollar had been depreciating against most major currencies, along with realized foreign exchange gains earned on the maturity of non-U.S. dollar available-for-sale securities. The gain was partially offset by foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar had been depreciating against the U.S. dollar. Unrealized foreign exchange gains (losses) on our non-U.S. dollar available-for-sale securities as at September 30, 2010 and 2009 are recorded through accumulated other comprehensive income.

In addition to the foreign exchange gains recorded in our consolidated statement of earnings for the three months ended September 30, 2010, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $25.8 million as compared to $20.7 million for the same period in 2009. For the three months ended September 30, 2010 and 2009, the currency translation adjustments related primarily to an Australian subsidiary with Australian dollars as its functional currency. We are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets through accumulated other comprehensive income.

Income Tax (Expense)/Recovery:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$1,827	$(1,211)	$3,038
Reinsurance	(2,806)	(1,449)	(1,357)

Total	$(979)	$(2,660)	$1,681

We recorded income tax expense of $1.0 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively. The decrease in taxes in the consulting segment was attributable to our recording taxes recoverable for the three months ended September 30, 2010 of $1.8 million as compared to a tax expense of $1.2 million for the three months ended September 30, 2009. The tax recoverable for 2010 arose primarily as a result of a release of a valuation allowance of $1.2 million against an investment related loss. The increase in tax expense for the reinsurance segment was due primarily to an increase in earnings of some of our companies operating in tax paying jurisdictions.

Share of Net Earnings of Partly Owned Company:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	1,351	196	1,155

Total	$1,351	$196	$1,155

For the three months ended September 30, 2010, we recorded $1.4 million for our share of net earnings of partly owned company as compared to $0.2 million for the three months ended September 30, 2009. The $1.4 million was our share of the final distribution by SAC of proceeds and certain other assets to our subsidiary, Virginia, following SAC’s sale of Stonewall Insurance Company, described above under “ — Recent Transactions — Sale of Interest in Stonewall and Acquisition of Seaton.”

Noncontrolling Interest:

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(4,391)	(10,481)	6,090

Total	$(4,391)	$(10,481)	$6,090

We recorded noncontrolling interest in earnings of $4.4 million and $10.5 million for the three months ended September 30, 2010 and 2009, respectively. The costs associated with our noncontrolling interest are variable and wholly dependent on the results for the period of those subsidiaries for which there exists a noncontrolling interest.

Comparison of the Nine Months Ended September 30, 2010 and 2009

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $66.9 million and $75.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in earnings of approximately $8.7 million was primarily attributable to the following:

(i)	a decrease in the net reduction in ultimate loss and loss adjustment expense liabilities of $8.6 million;

(ii)	an increase in income taxes of $21.0 million due to higher tax liabilities recorded on the results of some of our taxable subsidiaries;

(iii)	an increase in salaries and benefits costs of $6.1 million due to increased salary costs; and

(iv)	an increase in net foreign exchange losses of $8.6 million from a gain of $7.2 million in 2009 to a loss of $1.4 million in 2010; partially offset by

(v)	an increase in investment income including net realized gains of $15.5 million primarily as a result of: (a) an increase in 2010 in the fair value of our private equity portfolio classified as other investments of $7.9 million, compared to an increase in 2009 of $2.1 million; and (b) an increase in realized gains of $6.6 million;

(vi)	an increase of $10.2 million in income earned from our investment in our partly owned company;

(vii)	a reduction in interest expense of $5.7 million due primarily to an overall reduction in loan facility balances outstanding during the nine months ended September 30, 2010; and

(viii)	an increase in consulting fee income of $8.1 million due to increased fees earned from incentive based engagements.

We recorded noncontrolling interest in earnings of $17.1 million and $20.3 million for the nine months ended September 30, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited decreased from $55.3 million for the nine months ended September 30, 2009 to $49.8 million for the nine months ended September 30, 2010.

Consulting Fees:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$62,170	$35,970	$26,200
Reinsurance	(42,423)	(24,343)	(18,080)

Total	$19,747	$11,627	$8,120

We earned consulting fees of approximately $62.2 million and $36.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in consulting fees related primarily to the combination of additional fees received from our reinsurance segment and increased incentive fees earned from third party agreements.

Internal management fees of $42.4 million and $24.3 million were paid for the nine months ended September 30, 2010 and 2009, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to additional fees paid by reinsurance companies relating to allocated charges for increases in salary and general and administrative expenses.

Net Investment Income and Net Realized Gains

	Nine Months Ended September 30,
	Net Investment Income			Net Realized Gains
	2010	2009	Variance	2010	2009	Variance
		(in thousands of U.S. dollars)

Consulting	$(854)	$2,825	$(3,679)	$—	$—	$—
Reinsurance	70,138	57,617	12,521	8,610	1,982	6,628

Total	$69,284	$60,442	$8,842	$8,610	$1,982	$6,628

Net investment income for the nine months ended September 30, 2010 increased by $8.9 million to $69.3 million, as compared to $60.4 million for the same period in 2009. The increase was primarily attributable to an increase in the fair value of our private equity investments of $5.8 million, from an increase of $2.1 million for the nine months ended September 30, 2009 to an increase of $7.9 million for the nine months ended September 30, 2010.

The average yield on our total cash and investments, excluding other investments, for the nine months ended September 30, 2010 was 1.98%, as compared to the average yield of 2.03% for the nine months ended September 30, 2009. The average Standard & Poor’s credit rating of our fixed income investments at September 30, 2010 was AA−.

Net realized gains for the nine months ended September 30, 2010 and 2009 were $8.6 million and $2.0 million, respectively. The net realized gains were a result of mark-to-market changes in the market value of our equity investments.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands of U.S. dollars)

Net losses paid	$(211,589)	$(130,577)
Net change in case and LAE reserves	234,114	133,742
Net change in IBNR reserves	35,411	89,137

Reduction in estimates of net ultimate losses	57,936	92,302
Reduction in provisions for bad debt	14,411	9,714
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	30,832	29,370
Amortization of fair value adjustments	(25,102)	(44,756)

Net reduction in ultimate loss and loss adjustment expense liabilities	$78,077	$86,630

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2010 of $78.1 million was attributable to a reduction in estimates of net ultimate losses of $57.9 million, a reduction in provisions for bad debt of $14.4 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $30.8 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $25.1 million.

The reduction in estimates of net ultimate losses of $57.9 million comprised net favorable incurred loss development of $22.5 million along with reductions in IBNR reserves of $35.4 million. The net favorable incurred loss development of $22.5 million, whereby net advised case and LAE reserves of $234.1 million were settled for net losses paid of $211.6 million, related to the settlement of non-commuted and commuted losses during the nine months ended September 30, 2010 including commutations and policy buy-backs of seven of the largest insured and/or reinsured exposures in three of our insurance and reinsurance subsidiaries. These commutations and policy buy-backs were primarily responsible for the reduction in IBNR reserves of $35.4 million following the application of our reserving methodologies in determining the IBNR reserves related to the commuted exposures. The settlement of advised case and LAE reserves of $234.1 million included the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million which resulted from our review of historic case reserves for two of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years.

The reduction in provisions for bad debt of $14.4 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2009 of $86.6 million was attributable to a reduction in estimates of net ultimate losses of $92.3 million, a reduction in provisions for bad debts of $9.7 million and a reduction in provisions for unallocated loss and loss adjustment expense liabilities of $29.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments of $44.8 million relating to companies acquired.

The reduction in estimates of net ultimate losses of $92.3 million for the nine months ended September 30, 2009 related primarily to the following:

(i)	A reduction in estimates of net ultimate losses in one of our subsidiaries of $25.2 million following the commutation of one of our largest ten assumed and ceded exposures at less than case and LAE reserves.

(ii)	A reduction in estimates of net ultimate losses of $13.0 million in one of our subsidiaries as a result of net favorable incurred loss development of $2.6 million and reductions in IBNR reserves of $10.4 million. The net favorable incurred loss development of $2.6 million, whereby net advised case and LAE reserves of $6.6 million were settled for net paid losses of $4.0 million, arose from the settlement of losses during the period below carried reserves. The net reduction in the estimate of the subsidiary’s IBNR loss and loss adjustment expense liabilities of $10.4 million was the result of the application of our reserving methodologies to the reduced case and LAE reserves following the subsidiary’s semi-annual actuarial review of reserves, which are required by local regulation.

(iii)	A reduction in estimates of net ultimate losses of $23.8 million in two of our insurance entities whereby previously advised net case and LAE reserves of $18.6 million were settled without payment. The application of our reserving methodologies to the reduced case and LAE reserves resulted in a reduction in net IBNR reserves of $5.2 million.

(iv)	We concluded our review of historic case reserves for eight of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,000 advised case reserves with an aggregate value of $16.6 million.

(v)	A reduction in estimates of net ultimate losses of $14.1 million in another of our insurance entities that completed, during September 2009, a Solvent Scheme of Arrangement relating to its U.K. liabilities. During the nine months ended September 30, 2009, the entity settled its remaining U.K. net case and LAE reserves of $8.4 million, net IBNR reserves of $10.4 million and net reinsurance reserves recoverable for the net payment of $4.7 million.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance reserves recoverable.

	Nine Months Ended September 30,
	2010	2009
	(in thousands of U.S. dollars)

Balance as at January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Net reduction in ultimate losses and loss adjustment expense liabilities	(78,077)	(86,630)
Net losses paid	(211,589)	(130,577)
Effect of exchange rate movement	18,410	81,993
Retroactive reinsurance contracts assumed	464,654	48,818
Acquired on purchase of subsidiaries	420,540	11,383

Net balance as at September 30	$2,745,346	$2,328,699
Plus: total reinsurance reserves recoverable	488,353	357,253

Balance as at September 30	$3,233,699	$2,685,952

Salaries and Benefits:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$35,943	$27,324	$(8,619)
Reinsurance	11,513	14,004	2,491

Total	$47,456	$41,328	$(6,128)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $47.5 million and $41.3 million for the nine months ended September 30, 2010 and 2009, respectively.

The increase in salaries and benefits was primarily attributable to:

(i)	increased staff costs due to an increase in average staff numbers from 287 for the nine months ended September 30, 2009 to 309 for the nine months ended September 30, 2010;

(ii)	a payment of $1.25 million to our former Executive Chairman, John J. Oros, in accordance with the terms of his separation agreement; and

(iii)	amortization of the unrecognized compensation costs of $1.1 million relating to the restricted shares that were awarded to certain employees in 2010 under the 2006 Equity Incentive Plan; partially offset by

(iv)	a decrease in the discretionary bonus expense for the nine months ended September 30, 2010 of $1.0 million due to lower earnings.

Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$15,370	$12,909	$(2,461)
Reinsurance	24,103	22,578	(1,525)

Total	$39,473	$35,487	$(3,986)

General and administrative expenses attributable to the reinsurance segment increased by $1.5 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase of $1.5 million was primarily due to: (i) increased bank costs of $0.5 million primarily associated with the costs of establishing and maintaining our letters of credit along with structure fees paid in relation to the establishment of the Knapton Facility; and (ii) increased other general and administrative expenses of $1.7 million relating primarily to increased expenses associated with Shelbourne and Lloyd’s Syndicate 2008; partially offset by (iii) reduced rent expense of $0.7 million primarily relating to a reassessment of lease shortfall and dilapidation costs for office space we received upon the acquisition of Copenhagen Reinsurance Company Ltd.

General and administrative expenses attributable to the consulting segment increased by $2.5 million during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. The increase of $2.5 million was primarily due to: (i) increased professional fees of $1.5 million relating largely to ongoing litigation costs and (ii) increased rent expense of $0.4 million related to increased office space costs.

Interest Expense:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	8,160	13,902	5,742

Total	$8,160	$13,902	$5,742

Interest expense of $8.2 million and $13.9 million was recorded for the nine months ended September 30, 2010 and 2009, respectively. The decrease in interest expense was primarily attributable to the decrease in the principal remaining on outstanding bank borrowings as at September 30, 2010 as compared to September 30, 2009, as well as lower interest rates. As at September 30, 2010 we had approximately $207.2 million of outstanding bank debt as compared to approximately $319.2 million as at September 30, 2009.

Foreign Exchange (Loss)/Gain:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(422)	$285	$(707)
Reinsurance	(965)	6,892	(7,857)

Total	$(1,387)	$7,177	$(8,564)

We recorded a foreign exchange (loss) gain of $(1.4) million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2009, the foreign exchange gain arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators, partially offset by the combination of realized foreign exchange losses on currency translations and foreign exchange losses arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar had been depreciating against the Australian dollar.

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the nine months ended September 30, 2010, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $13.8 million as compared to gains of $46.3 million for the same period in 2009. For the nine months ended September 30, 2010 and 2009, the currency translation adjustments related primarily to an Australian subsidiary with Australian dollars as its functional currency. We are required to record any U.S. dollar gains or losses on the translation of the net Australian dollar assets through accumulated other comprehensive income.

Income Tax (Expense)/Recovery:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(1,627)	$(2,418)	$791
Reinsurance	(21,389)	399	(21,788)

Total	$(23,016)	$(2,019)	$(20,997)

We recorded income tax expense of $23.0 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in taxes related primarily to two of our insurance subsidiaries that recorded total tax expense of $17.2 million for the nine months ended September 30, 2010 as compared to $1.7 million for the nine months ended September 30, 2009.

Share of Net Earnings of Partly Owned Company:

	Nine Months Ended September 30
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	10,704	465	10,239

Total	$10,704	$465	$10,239

For the nine months ended September 30, 2010, we recorded $10.7 million of our share of net earnings of partly owned company as compared to $0.5 million for the nine months ended September 30, 2009.

The $10.7 million was our share of distributions by SAC of proceeds and certain other assets to our subsidiary, Virginia, following SAC’s sale of Stonewall Insurance Company, described above under “ — Recent Transactions — Sale of Interest in Stonewall and Acquisition of Seaton.”

Noncontrolling Interest:

	Nine Months Ended September 30
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	(17,136)	(20,318)	3,182

Total	$(17,136)	$(20,318)	$3,182

We recorded noncontrolling interest in earnings of $17.1 million and $20.3 million for the nine months ended September 30, 2010 and 2009, respectively. The costs associated with our noncontrolling interest are variable and wholly dependent on the results for the period of those subsidiaries for which there exists a noncontrolling interest.

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

On July 16, 2010, in advance of the closing of the PWAC acquisition, we entered into a term facility agreement with a London-based bank, or the Enstar Facility. On July 19, 2010, we drew down $25.0 million from the Enstar Facility to fund the acquisition of PWAC. The interest rate on the Enstar Facility was LIBOR plus 2.75%. The Enstar Facility was repayable in three months and was unsecured. The Enstar Facility contained various financial and business covenants. On September 13, 2010, we fully repaid the Enstar Facility.

As of September 30, 2010, all of the covenants relating to our three outstanding credit facilities, the Knapton Facility and the two term facilities that we entered into in connection with our 2008 acquisition of Unionamerica Holdings Limited (Unionamerica — Facility A and Unionamerica — Facility B), were met.

In September 2010, the Australian Prudential Regulatory Authority, or APRA, the regulatory authority with jurisdiction over our Australian subsidiaries, approved a capital distribution by our Australian subsidiaries of AU$172.0 million ($159.4 million). On September 10, 2010, our Australian subsidiaries distributed AU$160.0 million ($148.2 million) to their parent Cumberland Holdings Limited, or Cumberland. On October 7, 2010, the subsidiaries distributed an additional AU$20.0 million ($19.6 million) to Cumberland.

Cumberland utilized the AU$180.0 million ($167.8 million) distributions as follows:

(i)	AU$76.4 million ($70.8 million) to fully repay the outstanding balance of its loan facility;

(ii)	AU$18.4 million ($17.0 million) to repay intercompany balances;

(iii)	AU$25.6 million ($24.0 million) as a distribution to its noncontrolling interest shareholder; and

(iv)	AU$59.6 million ($56.0 million) as a distribution to us.

As at September 30, 2010 we had surplus Australian dollar net assets of approximately AU$263.1 million. In October 2010, we entered into the following transactions in order to reduce our surplus Australian dollar net assets to approximately AU$141.1 million and to secure approximately 46.4% of foreign exchange gains relating to the appreciation of the Australian dollar against the U.S. dollar since June 30, 2010.

(i)	Our Australian subsidiaries converted AU$77.0 million cash to U.S. dollars, at an exchange rate of approximately $0.98.

(ii)	We purchased an AU$45.0 million forward foreign exchange contract at an Australian dollar to U.S. dollar exchange rate of $0.9432. This contract has an expiration date of June 30, 2011.

Other than the above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2009. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the nine months ended September 30, 2010 and 2009, net cash (used in) provided by our operating activities was $(630.2) million and $24.3 million, respectively. The movement in cash flows between periods was primarily attributable to:

(i)	an increase in the net purchase of trading securities of $759.1 million resulting primarily from our increased investment in short-term investments classified as trading, due to the change in our investment policy regarding how we classify short-term investments; and

(ii)	an increase in the net movement of other assets and other liabilities of $137.6 million related primarily to our completion of a greater number of acquisitions and RITC transactions in 2010 along with our completion of the 100% quota share reinsurance agreement with Allianz; partially offset by

(iii)	an increase in loss and loss adjustment expenses of $367.4 million primarily due to our completion of a greater number of acquisitions and RITC transactions in 2010, along with the completion of the transfer of a portfolio of run-off business from Mitsui to Bosworth.

We changed our investment policy effective April 1, 2010 and, as a result, we now classify all of our short-term investments as trading securities, including those we acquire in connection with our acquisitions. Since April 1, 2010, we have a net purchase of trading securities of $663.9 million. Due to the nature of our operating activities — managing insurance and reinsurance companies and portfolios of insurance and reinsurance in run-off — it is not unexpected to have significant swings in net cash provided by our operating activities.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2010 and 2009 was $233.6 million and $(522.5) million, respectively. The movement in cash flows between periods was primarily attributable to:

(i)	an increase of $146.9 million in net cash acquired on completed acquisitions;

(ii)	an increase of $646.3 million in total net sales and maturities of held-to-maturity securities. The increase was due primarily to increased maturities of our investments designated as held-to-maturity; and

(iii)	an increase of $183.0 million of restricted cash due primarily to increased letter of credit funding requirements in relation to the Bosworth run-off business; partially offset by

(iv)	a decrease of $188.1 million in total net purchases, sales and maturities of available-for-sale securities.

Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $58.4 million and $128.2 million, respectively. The movement in net cash used in financing activities between periods was primarily attributable to an increase in net capital contributions received from noncontrolling interests of $21.7 million and an increase in loan proceeds of $46.4 million.

As of September 30, 2010, we redesignated $1.33 billion in investment securities from the held-to-maturity category to the available-for-sale category, following the disposition of certain held-to-maturity securities in one of our Australian insurance subsidiaries. The speed of settlement of the liabilities in this subsidiary has been notably greater than was originally anticipated, prompting us to apply to the subsidiary’s regulator for a reduction in required capital levels. Upon the approval, on September 1, 2010, of the capital reduction in the amount of $148.2 million, we evaluated the funding alternatives relating to the capital distribution and, as a result, we reconsidered our intent to hold certain securities to maturity and sold securities with a carrying value of $33.4 million that had previously been designated held-to-maturity. The proceeds from these sales were $36.5 million, resulting in a realized gain of $3.1 million.

During September 2010, requests were made to regulators, that are pending approval, for capital releases, in certain of the Company’s other insurance subsidiaries, for amounts that are also greater than was originally anticipated.

Further to both approved and pending requests for capital releases greater than originally anticipated in certain of our insurance subsidiaries, we reevaluated our intent with respect to our remaining held-to-maturity securities. We concluded that, as of September 30, 2010, we no longer had the positive intent to hold our held-to-maturity securities to maturity. We do not plan to designate securities as held-to-maturity for at least two years and believe that maintaining our securities in the available-for-sale category provides greater flexibility in the management of our overall investment portfolio.

Commitments and Contingencies

There have been no material changes in our commitments or contingencies since December 31, 2009. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2010, we have not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

There have been no material changes in our market risk exposures since December 31, 2009, except that we purchased an AU$45.0 million forward foreign exchange contract at an Australian dollar to U.S. dollar exchange rate of $0.9432. This contract has an expiration date of June 30, 2011.

For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

Exhibit
No.		Description

10	.1*	Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2010.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris,
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10	.1*	Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith