Form 10-K
period 2010-12-31
Enstar Group LTD
filed 2011-03-07
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $455,419,690.

As of March 1, 2011, the registrant had outstanding 13,073,210 ordinary shares, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2011 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Company Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have acquired 30 insurance and reinsurance companies and 15 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn partially driven by successfully completing new acquisitions.

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

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e. property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party, such as us, that specializes in run-off management to purchase the company or portfolio, or to manage the company or portfolio in run-off.

In the sale of a run-off company, a purchaser, such as us, may pay a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

In some situations an insurer or reinsurer may wish to divest itself of a portfolio of non-core legacy business that may have been underwritten alongside other ongoing core business that the insurer or reinsurer does not want to dispose of and so cannot sell the non-core business. In such instances we are able to provide economic finality for the insurer or reinsurer by providing a retroactive loss portfolio reinsurance contract to protect the insurer or reinsurer against deterioration of the subject portfolio of loss reserves. During 2010, we entered into eight loss portfolio reinsurance contracts.

We have entered into ten Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another.

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

Following the acquisition of a company in run-off, or acquisition of a portfolio of business in run-off, or new consulting engagement, we will spend time analyzing the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis. This analysis enables us to identify those policyholders and reinsurers we wish to approach to discuss commutation or policy buy-back. Furthermore, following the acquisition of a company or portfolio of business in run-off, or new consulting engagement, we will often be approached by policyholders or reinsurers requesting commutation or policy buy-back. In these instances we will also carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation or policy buy-back. From the initial analysis of the underlying exposures it may take several months, or even years, before a commutation or policy buy-back is completed. In a number of cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation or policy buy-back may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.

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

We aim to maximize our growth in net book value per share by using the following strategies:

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

Recent Transactions

Claremont

On December 31, 2010, we, through our wholly-owned subsidiary, CLIC Holdings, Inc., completed the acquisition of Claremont Liability Insurance Company, or Claremont, for an aggregate purchase price of $13.9 million. Claremont is a California-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

CIGNA Reinsurance

On December 31, 2010, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, entered into a 100% reinsurance agreement, administrative services agreement, and related transaction documents with three affiliates of CIGNA Corporation, or CIGNA affiliates, pursuant to which Fitzwilliam reinsured all of the run-off workers compensation and personal accident reinsurance business of those CIGNA affiliates. Pursuant to the transaction documents, the CIGNA affiliates have transferred assets into three reinsurance collateral trusts securing the obligations of Fitzwilliam under the reinsurance agreement and administrative services agreement. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $190.5 million. Fitzwilliam transferred approximately $50 million of additional funds to the trusts to further support these obligations. We funded the contribution to the trusts through a draw on a new $115 million credit facility entered into with Barclays Bank PLC on December 29, 2010.

In addition to the trusts, we have provided a limited parental guarantee supporting certain obligations of Fitzwilliam in the amount of $79.7 million. The amount of the guarantee will increase or decrease over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities.

Clarendon

On December 22, 2010, we, through our wholly-owned subsidiary, Clarendon Holdings, Inc., entered into a definitive agreement for the purchase of Clarendon National Insurance Company, or Clarendon, from Clarendon Insurance Group, Inc., an affiliate of Hannover Re. Clarendon is a New Jersey-domiciled insurer that is in run-off. The purchase price is approximately $200 million and will be financed in part by a bank loan facility provided by a London-based bank entered into on March 4, 2011 and in part from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2011.

Inter-Hannover Reinsurance

On December 3, 2010, we, through our wholly-owned subsidiary, Fitzwilliam, entered into a 100% quota share reinsurance agreement with International Insurance Company of Hannover, or IICH, with respect to a specific portfolio of run-off business. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $137.1 million. In addition, we provided a parental guarantee supporting the IICH obligations of Fitzwilliam in the amount of approximately £76.0 million (approximately $118.7 million). The amount of the guarantee will decrease over time in line with relevant independent actuarial assessments.

New Castle

On December 3, 2010, we, through our wholly-owned subsidiary, Kenmare Holdings Ltd., or Kenmare, completed the acquisition of New Castle Reinsurance Company Ltd., or New Castle, for an aggregate purchase price of $22.0 million. New Castle is a Bermuda-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

CitiLife

On November 8, 2010, we, through our wholly-owned subsidiary, Kenmare, entered into a definitive agreement for the purchase of CitiLife Financial Limited from Citigroup Insurance Holding Corporation, an affiliate of Citigroup Inc. CitiLife Financial Limited is a Dublin, Ireland-based life insurer that is in run-off. The purchase price is €30 million (approximately $40.2 million) and is expected to be financed from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2011.

Brampton (formerly Aioi Europe)

In March 2006, we and Shinsei Bank, Ltd., or Shinsei, through Hillcot Holdings Ltd., or Hillcot, completed the acquisition of Brampton Insurance Company of Europe Limited, or Brampton, a London-based subsidiary of Aioi Insurance Company Limited. Brampton underwrote general insurance and reinsurance business in Europe for its own account from 1982 until 2002 when it generally ceased underwriting and placed its general insurance and reinsurance business into run-off. The aggregate purchase price paid for Brampton was £62.0 million (approximately $108.9 million), with £50.0 million in cash paid upon the closing of the transaction and £12.0 million in the form of a promissory note, payable twelve months from the date of the closing. In April 2006, Hillcot borrowed approximately $44.0 million from a London-based bank to partially assist with the financing of the Brampton acquisition. Following a repurchase by Brampton of its shares valued at £40.0 million in May 2006, Hillcot repaid the promissory note and reduced the bank borrowing to $19.2 million, which was repaid in May 2008.

On November 2, 2010, we acquired the 49.9% of the shares of Hillcot from Shinsei that we did not previously own for a purchase price of $38.0 million, resulting in us owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton. The fair value of the assets acquired that we did not previously own was $34.9 million. The excess of the purchase price over the fair value of assets acquired in the amount of $3.1 million was recorded as a charge to additional paid-in capital in accordance with the applicable guidance of accounting principles generally accepted in the United States of America, or U.S. GAAP. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei.

Sale of Interest in Stonewall and Acquisition of Seaton

On June 13, 2008, our indirect subsidiary, Virginia Holdings Ltd., or Virginia, completed the acquisition from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation, or SAC, which at that time was the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton Insurance Company, or Seaton. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. SAC entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by SAC and certain other assets were distributed between Dukes Place Holdings, L.P. and Virginia. The proceeds received by Virginia included the shares of Seaton distributed on August 3, 2010, resulting in Virginia owning 100% of Seaton following the distribution (prior to the distribution, Virginia had indirectly owned 44.4% of Seaton through its holdings in SAC).

Providence Washington

On July 20, 2010, we, through our wholly-owned subsidiary PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank, or the EGL Facility, which was fully repaid in September 2010.

Torus Reinsurance

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

Assuransinvest

On March 30, 2010, we, through our wholly-owned subsidiary, Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF, or Assuransinvest, for a purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

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

Allianz Reinsurance

In February 2010, we, through our wholly-owned subsidiary, Fitzwilliam, entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch, or Allianz, with respect to a specific portfolio of run-off business of Allianz. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

Shelbourne RITC Transactions

In December 2007, we, in conjunction with JCF FPK I L.P., or JCF FPK, and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited, or Shelbourne, to invest in RITC transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off.

JCF FPK is a joint investment program between J.C. Flowers II L.P., or the Flowers Fund, and Fox-Pitt Kelton Cochran Caronia & Waller (USA) LLC, or FPK. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, who served as our Executive Chairman and a member of our board of directors until his resignation on August 20, 2010, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Lloyd’s Syndicate 2008 has, to date, entered into ten RITC agreements with Lloyd’s syndicates, inclusive of two agreements entered into in February 2011. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. During 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves of approximately $192.6 million. In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million.

The capital commitment to Lloyd’s Syndicate 2008, at February 28, 2011, amounted to £80.1 million (approximately $125.1 million) and was financed by approximately £47.4 million (approximately $74.0 million) from available cash on hand; £19.0 million (approximately $29.7 million) from a letter of credit issued by a London-based bank that has been secured by a parental guarantee from us; approximately £5.2 million (approximately $8.1 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK) by way of non-voting equity participation; and approximately £8.5 million (approximately $13.3 million) from JCF FPK.

Copenhagen Re

On October 15, 2009, we, through our wholly-owned subsidiary, Marlon Insurance Company Limited, completed the acquisition of Copenhagen Reinsurance Company Ltd., or Copenhagen Re, from Alm. Brand Forsikring A/S for a total purchase price, including acquisition costs, of DKK149.2 million (approximately $29.9 million). Copenhagen Re is a Danish-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Constellation

On January 31, 2009, we, through our indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited, or Constellation, for a total purchase price of approximately $2.5 million. Constellation is a New York-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Unionamerica

On December 30, 2008, our indirect subsidiary Royston Run-Off Limited, or Royston, completed the acquisition of all of the outstanding capital stock of Unionamerica Holdings Limited, or Unionamerica, from St. Paul Fire and Marine Insurance Company, an affiliate of The Travelers Companies, Inc., or Travelers. Unionamerica is comprised of the discontinued operations of Travelers’ U.K.-based London Market business, which were placed into run-off between 1992 and 2003. The total purchase price, including acquisition costs, of $343.4 million was financed by approximately $184.6 million from a credit facility provided by a London-based bank; approximately $49.8 million from the Flowers Fund by way of its non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston; and the remainder from available cash on hand. In December 2010, approximately $114.0 million of the credit facility was repaid and, on March 3, 2011, another $40.5 million of the credit facility was repaid.

Hillcot Re

On October 27, 2008, our wholly-owned subsidiary Kenmare, purchased the entire issued share capital of Hillcot Re Ltd., or Hillcot Re, the wholly-owned subsidiary of Hillcot for a total purchase price, including acquisition costs, of $54.7 million. Prior to the completion of the transaction, we owned 50.1% of the outstanding share capital of Hillcot and Shinsei owned the remaining 49.9%. Upon completion of the transaction, Hillcot paid a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration. The total purchase price of $54.7 million was funded from available cash on hand. Hillcot Re is a U.K.-based reinsurer that is in run-off.

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

EPIC

On August 14, 2008, we completed the acquisition of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited, or EPIC, from its parent British Nuclear Fuels plc. The total purchase price, including acquisition costs, of £36.8 million (approximately $69.0 million) was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund by way of non-voting equity participation; and the remainder from available cash on hand. In October 2008, we fully repaid the outstanding principal and accrued interest on the credit facility.

Goshawk

On June 20, 2008 we, through our wholly-owned subsidiary Enstar Acquisitions Limited, or EAL, announced a cash offer to all of the shareholders of Goshawk Insurance Holdings Plc, or Goshawk, at 5.2 pence (approximately $0.103) for each share, or the Offer, conditioned on, among other things, receiving acceptance from shareholders owning 90% of the shares of Goshawk. Goshawk owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. The Offer valued Goshawk at approximately £45.7 million in the aggregate.

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

On November 26, 2009, we acquired an additional 10.01% of the outstanding shares that we did not previously own for a purchase price of approximately $4.7 million. We now own 99.45% of the outstanding shares of Goshawk.

Gordian

On March 5, 2008, we completed the acquisition of AMP Limited’s, or AMP’s, Australian-based closed reinsurance and insurance operations, or Gordian. The purchase price, including acquisition expenses, of approximately AU$436.9 million (approximately $405.4 million) was financed by approximately AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank (the Flowers Fund is a significant shareholder of the German bank); approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand. In September 2010, the remaining balance of the outstanding facility was repaid in full.

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

Unione

In November 2006, we, through our wholly-owned subsidiary Virginia, purchased Unione Italiana (U.K.) Reinsurance Company Limited, or Unione, a U.K. company, for approximately $17.4 million. Unione underwrote business from the 1940’s though to 1995. Prior to acquisition, Unione closed the majority of its portfolio by way of a solvent scheme of arrangement in the U.K. Unione’s remaining business is a portfolio of international insurance and reinsurance which has been in run-off since 1971.

Cavell

In October 2006, we, through our wholly-owned subsidiary Virginia, purchased Cavell Holdings Limited (U.K.), or Cavell, for approximately £31.8 million (approximately $60.9 million). Cavell owns a U.K. reinsurance company and a Norwegian reinsurer, both of which wrote portfolios of international reinsurance business and went into run-off in 1993 and 1992, respectively. The purchase price was funded by $24.5 million borrowed under a facility loan agreement with a London-based bank and available cash on hand. In February 2008, Virginia repaid its bank debt in full.

Share Repurchase

On October 1, 2010, we entered into share repurchase agreements, or the Repurchase Agreements, with three of our executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. We repurchased an aggregate of 600,000 ordinary shares from Dominic F. Silvester (our Chief Executive Officer and Chairman of the Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (our Joint Chief Operating Officer, Executive Vice President and a member of our Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (our Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by us through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, we entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements.

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

Management of Run-Off Portfolios

We are a party to several management engagements pursuant to which we have agreed to manage the run-off portfolios of third parties with gross loss reserves, as of December 31, 2010, of approximately $658.4 million. Such arrangements are advantageous for third-party insurers because they allow a third-party insurer to focus their management efforts on their core competency while allowing them to maintain the portfolio of business on their balance sheet. In addition, our expertise in managing portfolios in run-off allows the third-party insurer the opportunity to potentially realize positive operating results if we achieve our objectives in management of the run-off portfolio. We specialize in the collection of reinsurance receivables through our subsidiary Kinsale Brokers Limited. Through our subsidiaries, Enstar (US) Inc. and Cranmore Adjusters Limited, we also specialize in providing claims inspection services whereby we are engaged by third-party insurance and reinsurance providers to review certain of their existing insurance and reinsurance exposures, relationships, policies and/or claims history.

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

The loss development tables below show changes in our gross and net loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. The “Reserve redundancy” line represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

Gross Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands of U.S. dollars)

Reserves assumed	$419,717	$284,409	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136	$3,291,275
1 year later	348,279	302,986	365,913	900,274	909,984	1,227,427	1,436,051	2,661,011	2,237,124
2 years later	360,558	299,281	284,583	1,002,773	916,480	1,084,852	1,358,900	2,422,291
3 years later	359,771	278,020	272,537	1,012,483	853,139	1,020,755	1,284,304
4 years later	332,904	264,040	243,692	953,834	778,216	949,595
5 years later	316,257	242,278	216,875	879,504	733,151
6 years later	294,945	238,315	204,875	835,488
7 years later	290,926	229,784	195,795
8 years later	282,066	216,969
9 years later	269,522
Reserve redundancy	$150,195	$67,440	$185,736	$211,825	$73,408	$264,824	$307,145	$375,996	$242,012

	Year Ended December 31,
Gross Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands of U.S. dollars)

1 year later	$97,036	$43,721	$19,260	$110,193	$117,666	$90,185	$407,692	$364,440	$377,159
2 years later	123,844	64,900	43,082	226,225	198,407	197,751	575,522	727,205
3 years later	142,282	84,895	61,715	305,913	268,541	353,032	688,946
4 years later	160,193	101,414	75,609	375,762	402,134	423,731
5 years later	174,476	110,155	87,274	509,319	442,624
6 years later	181,800	121,000	101,958	549,033
7 years later	189,023	135,426	108,901
8 years later	200,454	140,492
9 years later	204,805

Net Loss and Loss
Adjustment Expense	Year Ended December 31,
Reserves	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands of U.S. dollars)

Reserves assumed	$224,507	$184,518	$230,155	$736,660	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408	$2,765,835
1 year later	190,768	176,444	220,712	653,039	590,153	875,636	1,034,588	2,216,928	1,851,268
2 years later	176,118	178,088	164,319	652,195	586,059	753,551	950,739	1,940,472
3 years later	180,635	138,251	149,980	649,355	532,804	684,999	874,961
4 years later	135,219	129,923	136,611	600,939	454,933	611,182
5 years later	124,221	119,521	108,666	531,666	408,270
6 years later	114,375	112,100	104,127	485,392
7 years later	106,920	108,447	92,972
8 years later	103,311	93,188
9 years later	88,345
Reserve redundancy	$136,162	$91,330	$137,183	$251,268	$184,890	$261,077	$288,524	$463,240	$280,140

	Year Ended December 31,
Net Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in thousands of U.S. dollars)

1 year later	$38,634	$10,557	$11,354	$78,488	$79,398	$43,896	$112,321	$247,823	$250,635
2 years later	32,291	24,978	6,312	161,178	125,272	(70,430)	243,146	480,102
3 years later	44,153	17,304	9,161	206,351	(14,150)	58,228	324,735
4 years later	34,483	24,287	(1,803)	67,191	102,776	108,109
5 years later	39,232	9,686	2,515	184,150	132,405
6 years later	23,309	14,141	11,348	212,822
7 years later	24,176	22,966	11,808
8 years later	30,551	21,400
9 years later	28,303

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands of U.S. dollars)

Net reserves for loss and loss adjustment expenses, beginning of period	$2,131,408	$2,403,712	$1,163,485	$872,259	$593,160
Net reduction in ultimate loss and loss adjustment expense liabilities	(311,834)	(259,627)	(242,104)	(24,482)	(31,927)
Net losses paid	(294,996)	(257,414)	(174,013)	(20,422)	(75,293)
Effect of exchange rate movement	(3,836)	73,512	(124,989)	18,625	24,856
Retroactive reinsurance contracts assumed	785,731	56,630	373,287	—	—
Acquired on purchase of subsidiaries	459,362	114,595	1,408,046	317,505	361,463

Net reserves for loss and loss adjustment expenses, end of period	$2,765,835	$2,131,408	$2,403,712	$1,163,485	$872,259

In the table above, net reduction in ultimate loss and loss adjustment expense liabilities represents changes in estimates of prior period net loss and loss adjustment expense liabilities comprising net incurred loss movements during a period and changes in estimates of net IBNR liabilities. Net incurred loss movements during a period comprise increases or reductions in specific case reserves advised during the period to us by our policyholders and attorneys, or by us to our reinsurers, less claims settlements made during the period by us to our policyholders, plus claim receipts made to us by our reinsurers. Prior period estimates of net IBNR liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. The trend of incurred loss development in any period comprises the movement in net case reserves less net claims settled during the period. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 72 for an explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities.

Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previously estimated ultimate liability. To the extent possible, our internal and external actuaries eliminate all prior historical loss development that relates to commuted exposures and apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess estimates of ultimate liabilities.

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” on page 72, compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

Year Ended December 31, 2010

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2010 was $311.8 million, excluding the impact of foreign exchange rate movements of $3.8 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $19.0 million relating to companies and portfolios acquired during the year and premium and commission adjustments triggered by incurred losses of $16.5 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2010 of $311.8 million was attributable to a reduction in estimates of net ultimate losses of $278.1 million, a reduction in aggregate provisions for bad debts of $49.6 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $55.4 million.

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in IBNR reserves of $236.9 million. The decrease in the estimate of IBNR loss reserves of $236.9 million was comprised of $67.8 million relating to asbestos liabilities, $4.2 million relating to environmental liabilities and $164.9 million relating to all other remaining liabilities. The reduction in IBNR was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures. Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 90 commutations completed during 2010, three related to our top ten insured and/or reinsured exposures, including one commutation completed shortly after December 31, 2009 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year ended December 31, 2009, and one related to the commutation of one of our largest ceded reinsurance assets. The remaining 86 commutations, of which approximately 43% were completed during the three months ended December 31, 2010, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2010, including commutations (but excluding the impact of the commutation that was completed subsequent to the year ended December 31, 2009) and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2010 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $236.9 million in 2010.

The reduction in aggregate provisions for bad debt of $49.6 million was a result of the collection, primarily during the three months ended December 31, 2010, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2009

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2009 was $259.6 million, excluding the impact of adverse foreign exchange rate movements of $73.5 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $4.8 million relating to companies acquired during the year and premium and commission adjustments of $5.5 million triggered by incurred losses.

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

Year Ended December 31, 2008

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2008 was $242.1 million, excluding the impacts of favorable foreign exchange rate movements of $36.1 million (relating to companies acquired in 2007 and earlier) and including both net reduction in ultimate loss and loss adjustment expense liabilities of $149.4 million relating to companies acquired during the year and premium and commission adjustments of $0.1 million triggered by incurred losses.

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

The reduction in estimates of net ultimate losses of $161.4 million comprised the following:

(i) A reduction in estimates of net ultimate losses of $21.7 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. Net incurred loss development relating to this entity of $21.6 million was offset by reductions in IBNR reserves of $94.8 million and reductions in provisions for bad debt of $3.1 million, resulting in a net reduction in estimates of ultimate losses of $76.3 million. The entity in question benefited, until December 18, 2008, from substantial stop loss reinsurance protection whereby $54.6 million of the net reduction in ultimate losses of $76.3 million was ceded to a single AA- rated reinsurer such that we retained a reduction in estimates of net ultimate losses relating to this entity of $21.7 million. On December 18, 2008, we commuted the stop loss reinsurance protection with the reinsurer for the receipt of $190.0 million payable by the reinsurer to us over four years together with interest compounded at 3.5% per annum. The commutation resulted in no significant financial impact to us. The decrease in the estimate of IBNR loss reserves of $94.8 million for this one insurance entity was comprised of $77.7 million relating to asbestos liabilities, $9.0 million relating to environmental liabilities and $8.1 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2008, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the trend of loss development relating to non-commuted policies compared to prior forecasts. The net incurred loss development relating to this entity of $21.6 million, whereby advised net case reserves of $25.0 million were settled for net paid losses of $46.6 million, primarily related to six commutations of assumed and ceded liabilities completed during 2008. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured were eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. Of the six commutations completed for this entity, of which the three largest were completed during the three months ended December 31, 2008, one was among its top ten assumed exposures. The remaining five commutations were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2008, including commutations, combined with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $94.8 million for this one insurance entity in 2008.

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

Approximately 82% of commutations completed in 2008 related to commutations completed during the three months ended December 31, 2008. The combination of the claims settlement activity in 2008, including commutations, with the actuarial estimation of IBNR reserves required for the remaining noncommuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $115.6 million for our remaining insurance and reinsurance entities in 2008.

One of our reinsurance companies had retrocessional arrangements providing for full reinsurance of all risks assumed. During the year, this entity commuted its largest assumed liability and related retrocessional protection whereby the subsidiary paid net losses of $222.0 million and reduced net IBNR by the same amount, resulting in no gain or loss to us.

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

The reduction in estimates of net ultimate losses of $30.7 million comprised the following:

(i) An increase in estimates of net ultimate losses of $2.1 million in one of our insurance entities that benefited from substantial stop loss reinsurance protection. This entity increased ultimate net losses by $23.5 million which was largely offset by a recoverable from a single AA- rated reinsurer such that a net ultimate loss of $2.1 million was retained by us. The increase in ultimate net losses of $23.5 million, before the recoverable from the stop loss reinsurer, comprised net incurred loss development of $36.6 million, partially offset by a decrease in the estimate of IBNR loss reserves of $13.1 million. The decrease in the estimate of IBNR loss reserves of $13.1 million was comprised of $2.9 million relating to asbestos liabilities, $6.2 million relating to environmental liabilities and $4.0 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2007, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the favorable trend of loss development relating to non-commuted policies compared to prior forecasts. The net incurred loss development relating to this entity of $36.6 million, whereby advised net case reserves of $16.9 million were settled for net paid losses of $53.5 million, resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately 12 commutations of assumed and ceded exposures below carried reserve levels. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured were eliminated. This often results in a net gain irrespective of whether the settlement exceeds advised case reserves. Of the 12 commutations completed for this entity, three were among our top ten cedant exposures. The remaining nine were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2007, including commutations, with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2007 related to such exposures compared to prior forecasts), resulted in our management concluding that the favorable loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $13.1 million for this one insurance entity in 2007.

(ii) Net favorable incurred loss development of $29.0 million, comprising net paid loss recoveries, relating to another one of our reinsurance companies, offset by increases in net IBNR loss reserves of $29.0 million, resulting in no ultimate gain or loss. This reinsurance company has retrocessional arrangements providing for full reinsurance of all risks assumed.

(iii) A reduction in estimates of net ultimate losses of $32.8 million in our remaining insurance and reinsurance entities, which was comprised of net favorable incurred loss development of $6.5 million and reductions in IBNR reserves of $26.3 million. The decrease in the estimate of IBNR loss reserves of $26.3 million was comprised of $20.1 million relating to asbestos liabilities and $7.7 million relating to all other remaining liabilities, partially offset by an increase of $1.5 million relating to environmental liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2007, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the trend of loss development related to non-commuted policies compared to prior forecasts. The net favorable incurred loss development in our remaining insurance and reinsurance entities of $6.5 million, whereby net advised case and LAE reserves of $2.5 million were settled for net paid loss recoveries of $4.0 million, primarily related to the settlement of non-commuted losses in the year below carried reserves and approximately 57 commutations of assumed and ceded exposures at less than case and LAE reserves. Of the 57 commutations completed during 2007 for our remaining reinsurance and insurance companies, five were among our top ten cedant and/or reinsured exposures. The remaining 52 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2007, including commutations, with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2007 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $26.3 million for our remaining insurance and reinsurance entities in 2007.

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

The incurred loss development of $59.2 million relating to one of our insurance companies was comprised of net paid loss settlements of $81.3 million less reductions in case and LAE reserves of $22.1 million and resulted from the settlement of case and LAE reserves above carried levels and from new loss advices, partially offset by approximately ten commutations of assumed and ceded exposures below carried reserves levels. Actuarial analysis of the remaining unsettled loss liabilities resulted in an increase in the estimate of IBNR loss reserves of $35.0 million after consideration of the $59.2 million adverse incurred loss development during the year, and the application of the actuarial methodologies to loss data pertaining to the remaining non-commuted exposures. Factors contributing to the increase include the establishment of a reserve to cover potential exposure to lead paint claims, a significant increase in asbestos reserves related to the entity’s single largest cedant (following a detailed review of the underlying exposures), and a change in the assumed A&E loss reporting time-lag as discussed further below. Of the ten commutations completed for this entity, two were among our top ten cedant and/or reinsurance exposures. The remaining eight were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships as well as targeting significant individual cedant and reinsurer relationships. This entity also benefited from substantial stop loss reinsurance protection whereby the loss development of $59.2 million was largely offset by a recoverable from a single AA- rated reinsurer. The increase in estimated net ultimate losses of $3.4 million was retained by us.

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

As of December 31, 2010, we had 35 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 276 reserve categories in total, including 40 distinct asbestos reserving categories and 27 distinct environmental reserving categories.

To the extent data availability allows, the five methodologies described above are applied for each of the 40 asbestos reserving categories and each of the 27 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2010, we had net loss reserves of $640.1 million for asbestos-related claims and $96.1 million for environmental pollution-related claims. The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Year Ended December 31,
	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)

Provisions for A&E claims and ALAE at January 1	$750,972	$667,632	$943,970	$846,421	$677,610	$419,977
A&E losses and ALAE incurred during the year	(71,302)	(78,801)	(51,612)	(78,756)	(54,337)	(14,448)
A&E losses and ALAE paid during the year	(101,917)	(67,756)	(158,391)	(115,479)	(58,916)	108,583
Provision for A&E claims and ALAE acquired during the year	247,459	215,097	17,005	15,446	379,613	332,309

Provision for A&E claims and ALAE at December 31	$825,212	$736,172	$750,972	$667,632	$943,970	$846,421

During 2010 and 2009, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $173.2 million and $210.0 million on a gross basis and by $146.6 million and $194.2 million on a net basis, respectively. The reductions in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and reductions in IBNR resulting from actuarial analysis of remaining liabilities.

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

From 2001 through 2003 the industry experienced increasing numbers of asbestos claims, including claims from individuals who did not appear to be impaired by asbestos exposure. Since 2003, however, new claim filings have been fairly stable. It is possible that the increases observed in the early part of the decade were triggered by various state tort reforms (discussed immediately below). At this point, we cannot predict whether claim filings will return to pre-2004 levels, remain stable, or begin to decrease.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,282 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency as of the most recent rulemaking dated September 30, 2010, an increase of 12 sites from the prior year. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

Other Latent Exposures

While we do not view health hazard exposures such as silica and tobacco as becoming a material concern, recent developments in lead litigation have caused us to watch these matters closely. Recently, municipal and state governments have had success, using a public nuisance theory, pursuing the former makers of lead pigment for the abatement of lead paint in certain home dwellings. As lead paint was used almost exclusively into the early 1970’s, large numbers of old housing stock contain lead paint that can prove hazardous to people and, particularly, children. Although governmental success has been limited thus far, we continue to monitor developments carefully due to the size of the potential awards sought by plaintiffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Latent Claims” on page 73 for a further discussion of recent lead paint developments.

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

As of December 31, 2010, we had cash and cash equivalents of $1.46 billion. Our cash and cash equivalent portfolio is comprised mainly of high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Our investment portfolio consists primarily of investment grade-rated, liquid, fixed-maturity securities of short-to-medium term duration along with mutual funds — 87.6% of our total investment portfolio as of December 31, 2010 consisted of investment grade securities, as compared to 92.4% as of December 31, 2009. In addition, our non-investment grade securities, excluding bond funds included as part of other investments, comprised 8.2% and 7.6% of our total investment portfolio, as at December 31, 2010 and 2009, respectively, and consisted of exposures to equities, limited partnerships and limited liability companies, collectively private equities, fixed maturity securities and bond and hedge funds. Assuming the commitments to the other investments were fully funded as of December 31, 2010 out of cash balances on hand at that time, the percentage of investments held in other than investment grade securities would increase to 11.0%. As of December 31, 2009, the increase would have been to 13.0%.

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

Investment Committee and Investment Manager

The investment committee of our board of directors supervises our investment activity. The investment committee regularly monitors our overall investment results, which it ultimately reports to the board of directors. Our investment committee is comprised of Robert J. Campbell, a member of our board of directors and the chairman of the committee, Richard J. Harris, our Chief Financial Officer, and, as of August 4, 2010, J. Christopher Flowers and Charles T. Akre, Jr., both members of our board of directors. John J. Oros served on the investment committee until his resignation as our Executive Chairman and a member of our board of directors on August 20, 2010. The investment committee met five times during the year ended December 31, 2010 in conjunction with our regularly scheduled board of directors meetings. The committee made the following major decisions during the year: (i) approved increased allocations to equities and structured credit securities; (ii) approved increased allocation from cash into short duration securities, predominantly corporate and non-U.S. government securities; and (iii) ensured that the investment portfolio of each entity we acquired during the year met our investment criteria in regards to duration and ratings.

As stated in “— Investment Strategy and Guidelines” above, we generally follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and settlement of commutation payments. Our investment portfolio consists primarily of investment grade-rated, liquid, fixed-maturity securities of short-to-medium duration and mutual funds. As of December 31, 2010, only 5.7% of our total investment portfolio was classified as Level 3 as defined in the Fair Value Measurements and Disclosure topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC. Given our investment objectives, the composition of our current investment portfolio, and our business strategy to acquire insurance and reinsurance companies in run-off, our investment committee’s efforts tend to be focused on the structural issues surrounding acquired portfolios. While the investment committee does review the ongoing performance of our investment portfolio, we have not experienced significant widespread liquidity or pricing issues with our portfolio that would require meaningful review by the committee.

We utilize various companies to provide investment advisory and/or management services. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2010 were $1.7 million, including approximately $0.4 million to our largest single investment manager. We have investment management agreements with all of our managers, however, none of them are material to us.

Investment Portfolio

Accounting Treatment

Our investments primarily consist of fixed maturity securities. Our fixed maturity investments are comprised of available-for-sale and trading investments as defined in the Investment — Debt and Equity Securities topic of FASB ASC. Available-for-sale and trading investments are carried at their fair value on the balance sheet date. Unrealized holdings gains and losses on trading investments, which represent the difference between the amortized cost and the fair market value of securities, are included in our net earnings and are reported as net realized and unrealized gains and losses. Unrealized gains and losses on available-for-sale securities are recognized as part of other comprehensive income.

Composition as of December 31, 2010 and 2009

As of December 31, 2010 and 2009, the fair value of our aggregate invested assets totaled approximately $3.88 billion and $3.34 billion, respectively. Aggregate invested assets included cash and cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equities, short-term investments and other investments.

The following table shows the types of securities in our portfolio, including cash equivalents, and their fair market values as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)

Cash and cash equivalents (1)	$1,455,354	37.5%	$1,700,105	50.9%

U.S. government and agency	227,803	5.9%	242,395	7.3%
Non-U.S. government	386,866	10.0%	316,630	9.5%
Corporate	1,347,384	34.7%	881,692	26.4%
Municipal	2,297	0.1%	9,654	0.3%
Residential mortgage-backed	102,506	2.6%	17,644	0.5%
Commercial mortgage-backed	38,841	1.0%	30,409	0.9%
Asset backed	28,613	0.7%	33,991	1.0%

Fixed maturities	2,134,310	55.0%	1,532,415	45.9%
Other investments	234,714	6.0%	81,801	2.5%
Equities	60,082	1.5%	24,503	0.7%

Total investments	2,429,106	62.5%	1,638,719	49.1%

Total cash and investments	$3,884,460	100.0%	$3,338,824	100.0%

(1)	Includes restricted cash and cash equivalents of $656.2 million and $433.7 million as of December 31, 2010 and 2009, respectively.

U.S. Government and Agency Securities

U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

Non-U.S. Government Securities

Non-U.S. government securities represent the fixed maturity obligations of non-U.S. governmental entities. These are comprised primarily of bonds issued by the Australian, United Kingdom, French, Canadian and German governments.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The largest single issuer of corporate securities in our portfolio as of December 31, 2010 was National Australia Bank, which represented 5.3% of our total cash and investments and had a credit rating of AA.

Other Investments

	Year Ended December 31,
	2010	2009
	(in thousands of U.S. dollars)

Private equities	$104,109	$77,359
Bond funds	102,279	—
Hedge fund	22,037	—
Other	6,289	4,442

Total	$234,714	$81,801

In December 2005, we invested in New NIB, a Province of Alberta limited partnership, in exchange for an approximately 1.6% limited partnership interest. New NIB was formed for the purpose of purchasing, together with certain affiliated entities, 100% of the outstanding share capital of NIBC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is a director of New NIB. Certain affiliates of J.C. Flowers I L.P., which is a private investment fund formed and managed by J.C. Flowers & Co. LLC, of which Mr. Flowers is its Chairman and Chief Executive Officer, and Mr. Oros, who was our Executive Chairman and a member of our board of directors until his resignation on August 20, 2010, is a managing director, also participated in the acquisition of NIBC. Certain of our officers and directors made personal investments in New NIB.

We own a non-voting 7.0% membership interest in Affirmative Investment LLC, or Affirmative. J.C. Flowers I L.P. owns the remaining 93.0% interest in Affirmative. Affirmative and its affiliates own approximately 51.0% of the outstanding stock of Affirmative Insurance Holdings, a publicly traded company.

We have a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2010, the capital contributed to GSC was $9.9 million, with the remaining commitment being $0.1 million.

In 2006, we committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2010, the capital contributed to the Flowers Fund was $97.1 million, with the remaining commitment being approximately $2.9 million. During 2010, we received $0.3 million in advisory service fees from the Flowers Fund. Certain of our officers and directors made personal investments in the Flowers Fund.

During 2008, we committed to invest up to $100.0 million in J.C. Flowers III L.P., or Fund III. As of December 31, 2010, the capital contributed to Fund III was $18.3 million, with the remaining commitment being $81.7 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC.

On January 28, 2009, we invested approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with J.C. Flowers & Co. LLC and Messrs. Flowers and Oros, in connection with its investment in certain of the operations, assets and liabilities of OneWest Bank FSB (formerly known as IndyMac Bank, F.S.B).

We had, as of December 31, 2010 and 2009, excluding our investment in Varadero International Ltd., or Varadero, investments in entities affiliated with Messers. Flowers and Oros with a total value of $96.1 million and $76.1 million, respectively, and outstanding commitments to entities managed by Messers. Flowers and Oros, for the same periods, of $84.6 million and $98.1 million, respectively. Our outstanding commitments may be drawn down over approximately the next five years. As at December 31, 2010, our related party investments associated with Messrs. Flowers and Oros accounted for 99.9% of our total unfunded capital commitments and 50.3% of our total amount of investments classified as other investments.

In March 2010, we committed to invest $20.0 million in Varadero, a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. As at December 31, 2010, we had funded 100% of our capital commitment. Both the investment manager and general partner are partially owned by an entity affiliated with us and Messrs. Flowers and Oros.

During 2010, we made investments of approximately $85.4 million in various bond funds.

Equities

During 2007, we funded two equity portfolios that invest in both small and large market capitalization publicly traded U.S. companies. In 2009, we increased funding to those portfolios along with adding a third equity portfolio. In 2010, we further increased the funding of these equity portfolios. The equity portfolios are actively managed by two third-party managers.

Ratings as of December 31, 2010 and 2009

The investment ratings (provided by major rating agencies) for our fixed maturity securities held as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)

AAA	$812,407	38.1%	$719,622	47.0%
AA	450,802	21.1%	283,418	18.5%
A	741,761	34.8%	424,841	27.7%
BBB or lower	122,257	5.7%	85,696	5.6%
Not Rated	7,083	0.3%	18,838	1.2%

Total	$2,134,310	100.0%	$1,532,415	100.0%

Maturity Distribution as of December 31, 2010 and 2009

The maturity distribution for our fixed maturity securities held as of December 31, 2010 and 2009 was as follows:

	December 31, 2010		December 31, 2009
		% of Total		% of Total
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands of U.S. dollars)

Due in one year or less	$966,319	45.3%	$639,191	41.7%
Due after one year through five years	940,017	44.0%	680,630	44.4%
Due after five years through ten years	47,627	2.2%	101,868	6.6%
Due after ten years	10,387	0.5%	28,682	1.9%

	1,964,350	92.0%	1,450,371	94.6%
Residential mortgage-backed	102,506	4.8%	17,644	1.2%
Commercial mortgage-backed	38,841	1.8%	30,409	2.0%
Asset backed	28,613	1.4%	33,991	2.2%

Total	$2,134,310	100.0%	$1,532,415	100.0%

Unrealized Losses as of December 31, 2010 and 2009

The unrealized losses for our fixed maturity available-for-sale securities held as of December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
	Fair	Unrealized	% of	Fair	Unrealized	% of
	Value	Losses	Total Fair Value	Value	Losses	Total Fair Value

U.S. government and agency	$23,777	$(92)	10.9%	$782	$(13)	4.5%
Non-U.S. government	38,838	(314)	17.8%	—	—	0.0%
Corporate	129,774	(1,615)	59.3%	16,242	(867)	93.4%
Residential mortgage-backed	13,642	(234)	6.2%	369	(160)	2.1%
Commercial mortgage-backed	2,046	(11)	0.9%	—	—	0.0%
Asset backed	10,641	(346)	4.9%	—	—	0.0%

Total available-for-sale investments	$218,718	(2,612)	100.0%	$17,393	$(1,040)	100.0%

Investment Returns for the Years ended December 31, 2010 and 2009

Our investment returns for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended
	December 31,
	2010	2009
	(in thousands of U.S. dollars)

Net investment income	$99,906	$81,371
Net realized and unrealized gains (losses)	13,137	4,237

Net investment income and net realized and unrealized gains (losses)	$113,043	$85,608

Effective annualized yield (1)	2.38%	2.13%

(1)	Effective annualized yield is calculated by dividing net investment income, excluding writedowns and income on other investments, by the average balance of aggregate cash and cash equivalents, equities and fixed maturity securities on a carrying value basis. Trading securities where the investment return is for the benefit of insureds and reinsurers are excluded from the calculation.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. We have a significant presence in Bermuda, the United Kingdom, Australia and the United States and are subject to extensive regulation under the applicable statutes in these countries. A summary of the regulations governing us in these countries is set forth below.

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

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, each of our regulated Bermuda subsidiaries’ principal offices is at Windsor Place, 3rd Floor, 18 Queen Street, in Hamilton, Bermuda, and each of their principal representatives is Enstar Limited. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless 30 days’ notice in writing is given to the BMA. It is the duty of the principal representative, forthwith on reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to notify the BMA and, within 14 days of such notification, to make a report in writing to the BMA setting forth all the particulars

32.1

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

Loss Reserve Specialist.  As a registered Class 2 or 3A insurer, each of our regulated Bermuda insurance and reinsurance subsidiaries is required, every year, to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

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

Annual Statutory Financial Return.  Each of our regulated insurance and reinsurance subsidiaries is required to file with the BMA a statutory financial return no later than six months, in the case of a Class 2, or four months in the case of a Class 3A, after its fiscal year end unless specifically extended upon application to the BMA. The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, declaration of statutory ratios, the statutory financial statements, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer has complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return. Further, every Class 2 insurer must submit a Loss Reserve Specialist Opinion on a triennial basis, while Class 3A insurers must submit annually. Additionally, all Class 3A insurers are required to submit a Schedule of Ceded Reinsurance pursuant to the Insurance Act.

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

After the year ended December 31, 2011, Class 3A insurers will be required to maintain available statutory capital and surplus in an amount that is equal to or exceeds the target capital levels based on Enhanced Capital Requirements, or ECR, calculated using the Bermuda Solvency Capital Requirement, or BSCR, model. The BSCR model is a risk based capital model introduced by the BMA that measures risk and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirement) based on the subsidiary’s statutory financial statements. Each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited from declaring or paying any dividends during any fiscal year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If the subsidiary has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any fiscal year, each of our regulated Bermuda subsidiaries will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next fiscal year. In addition, once a Class 3A insurer is required to meet the ECR, if it is in breach of its ECR, it will be prohibited from declaring or paying dividends until it rectifies that breach.

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

Notification by Shareholder Controller of New or Increased Control.  Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder.. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

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

Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. Aside from certain insurers with historical exemptions, it is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000, or the FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

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

Insurers are required to calculate an Enhanced Capital Requirement, or ECR, in addition to their required solvency margin. This represents a more risk-sensitive calculation than the previous required solvency margin requirements and is used by the FSA as its benchmark in assessing its Individual Capital Adequacy Standards. Insurers must maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives Individual Capital Guidance, or ICG, regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. We calculated the ECR for our regulated U.K. subsidiaries for the period ended December 31, 2009 and submitted those calculations in March

2010 to the FSA as part of their statutory filings. The ECR calculations for its regulated U.K. subsidiaries for the year ended December 31, 2010 will be submitted by no later than March 31, 2011.

In addition, an insurer (other than a pure reinsurer) that is part of a group is required to perform and submit to the FSA an audited Group Capital Adequacy Return, or GCAR. The GCAR is a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the FSA’s rules. This return is not part of an insurer’s own solvency return and hence will not be publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result, the FSA may take action where it considers that the solvency of the insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the FSA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).

Solvency II.  In April 2009, the European Parliament approved the Solvency II framework directive, due to come into force on December 31, 2012. Solvency II will set out new, strengthened EU-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of EU insurers.

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

Change of Control.  FSMA regulates the acquisition of “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his associates) directly or indirectly acquires 20% or more of the shares in a U.K. authorized insurance company or its parent company, or is entitled to exercise or control the exercise of 20% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 20% or more of our ordinary shares would therefore be considered to have acquired “control” of our regulated U.K. subsidiaries.

Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the FSA of his intention to do so. The FSA would then have up to 60 working days (without taking into account any interruption period) to consider that person’s application to acquire “control.” In considering whether to approve such application, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against us by the FSA.

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

ASIC is Australia’s corporate, markets and financial services regulator. In 2001, the Financial Services Reform Act 2001 amended Chapter 7 of the Corporations Act 2001 and the reforms came into force, after a transitional period, in March 2004. These reforms, as they relate to insurance and insurers, are intended to promote: confident and informed decision making by consumers of insurance products and services while facilitating efficiency, flexibility and innovation in the provision of those products and services; fairness, honesty and professionalism by those who provide insurance services; and fair, orderly and transparent markets for insurance products. In 2010, ASIC took on responsibility for regulation of Australia’s domestic financial markets and their participants. Through its responsibility for the regulation of financial services, ASIC regulates the giving of advice and making of disclosures in relation to insurance products.

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

In November 2009, APRA released a new prudential standard entitled GPS 510-Governance with an effective commencement date of April 1, 2010. GPS 510-Governance updated the previous version of GPS 510-Governance by imposing new remuneration obligations on general insurers. GPS 510-Governance mandates that the Board of a general insurer (or the group Board if part of a corporate group) must have a remuneration policy that aligns remuneration and risk management. Furthermore, it requires that a Board remuneration committee must be established for each regulated entity (or each group if the regulated entity is part of a corporate group).

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

Audit and Actuarial Reporting Requirements.  APRA requires insurers to submit data in accordance with the reporting standards under the Financial Sector (Collection of Data) Act 1988. Insurers must provide quarterly returns and annual audited returns to APRA. Insurers in run-off must provide a run-off plan annually. Insurance contract transactions are accounted for on a “prospective accounting basis,” which results in all premium revenue, acquisition costs and reinsurance expenses being recorded directly into profit and loss. Australian Prudential Standard GPS 310 was updated effective July 1, 2010 to simplify prudential reporting obligations for general insurers.

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

United States

As of December 31, 2010, we own seven property and casualty insurance companies domiciled in the U.S., our U.S. Insurers, all of which are in run-off.

General.  In common with other insurers, our U.S. Insurers are subject to extensive governmental regulation and supervision in the various states and jurisdictions in which they are domiciled and licensed and/or approved to conduct business. The laws and regulations of the state of domicile have the most significant impact on operations. This regulation and supervision is designed to protect policyholders rather than investors. Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including certain reinsurance agreements or arrangements, as well as certain third-party transactions, require prior approval or non-disapproval from, or prior notice to, the applicable regulator under certain circumstances. Regulatory authorities also conduct periodic financial, claims and other types of examinations. Finally, our U.S. Insurers are also subject to the general laws of the jurisdictions in which they do business. Certain insurance regulatory requirements are highlighted below.

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

Before a person can acquire control of a domestic insurer (including a reinsurer) or any person controlling such insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Prior to granting approval of an application to acquire control of a domestic insurer or person controlling the domestic insurer, the state insurance commissioner of the jurisdiction in which the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes and regulations provide that “control” over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls a domestic insurer. Florida statutes create a presumption of control when any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 5% or more of the voting securities or securities convertible into voting securities of the domestic insurer or person controlling a domestic insurer.

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

Regulation of Dividends and other Payments from Insurance Subsidiaries.  The ability of a U.S. insurer to pay dividends or make other distributions is generally subject to insurance regulatory limitations of the insurance company’s state of domicile. Generally, these laws require prior regulatory approval before an insurer may pay a dividend or make a distribution above a specified level. In many U.S. jurisdictions, dividends may only be paid out of earned surplus. In addition, the laws of many U.S. jurisdictions require an insurer to report for informational purposes to the insurance commissioner of its state of domicile all declarations and proposed payments of dividends and other distributions to security holders. Any return of capital from a U.S. insurance company generally would require prior approval of the domestic regulators.

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

Accreditation.  The National Association of Insurance Commissioners, or the NAIC, has instituted its Financial Regulations Standards and Accreditation Program, or FRSAP, in response to federal initiatives to regulate the business of insurance. FRSAP provides a set of standards designed to establish effective state regulation of the financial condition of insurance companies. Under FRSAP, a state must adopt certain laws and regulations, institute required regulatory practices and procedures, and have adequate personnel to enforce these laws and regulations in order to become an “accredited” state. Accredited states are not able to accept certain financial examination reports of insurers prepared solely by the regulatory agency in an unaccredited state. The respective states in which our U.S. Insurers are domiciled are accredited states.

Insurance Regulatory Information System Ratios.  The NAIC Insurance Regulatory Information System, or IRIS, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report four or more unusual values are generally targeted for regulatory review. For 2010, certain of our U.S. Insurers generated IRIS ratios that were outside of the usual ranges. Only Seaton has been subject to any increased regulatory review, but there is no assurance that our other U.S. Insurers will not be subject to increased scrutiny in the future.

Risk-Based Capital Requirements.  In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements change from time to time and are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. The risk-based capital model for property and casualty insurance companies measures three major areas of risk facing property and casualty insurers:

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

Some of our U.S. Insurers, from time to time, may have risk-based capital levels that are below required levels and be subject to increased regulatory scrutiny and control by their domestic insurance regulator. As of December 31, 2010, one of our U.S. insurance companies was not in compliance with its applicable risk-based capital level. We do not believe this company’s non-compliance presents material risk to our operations or our financial condition. With the exception of the above, all of our consolidated U.S. Insurers were in compliance with minimum risk-based capital levels as of December 31, 2010.

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

Credit for Reinsurance.  Licensed reinsurers in the United States are subject to insurance regulation and supervision that is similar to the regulation of licensed primary insurers. However, the terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This contrasts with primary insurance policies and agreements, the rates and terms of which sometimes are regulated by state insurance regulators. As a practical matter, however, the rates charged by primary insurers do have an effect on the rates that can be charged by reinsurers. A primary insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit for reinsurance is allowed in the following circumstances:

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

As a result of the requirements relating to the provision of credit for reinsurance, our U.S. Insurers and our insurers domiciled outside the U.S., when reinsuring risks from cedants domiciled or licensed in U.S. jurisdictions in which our reinsurers are not domiciled or admitted, may be indirectly subject to some regulatory requirements imposed by jurisdictions in which ceding companies are licensed. Because our non-U.S. insurers are not licensed, accredited or otherwise approved by or domiciled in any state in the U.S., and because our U.S. Insurers are not admitted in all U.S. jurisdictions, primary insurers are only willing to cede business to such insurers if we provide adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchased. Such security may be provided by various means, including the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer. There can be no assurance that we will be able to continue to post letters of credit or provide other forms of security on favorable terms.

Statutory Accounting Principles.  Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. It is primarily concerned with measuring an insurer’s surplus to policyholders and ensuring solvency. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

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

Other

In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in various other countries, including Belgium, Denmark, Ireland, Sweden and Switzerland, and in the future could acquire new subsidiaries in other countries. Our subsidiaries in these other jurisdictions are also regulated. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. While the degree and type of regulation to which we are subject in each country may differ, regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid loss and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.

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

Employees

As of December 31, 2010, we had 335 employees, 4 of whom were executive officers. All non-Bermudian employees who operate out of our Bermuda office are subject to approval of any required work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Operating Segments and Geographic Areas

See Note 21 to our consolidated financial statements for the year ended December 31, 2010 included in Item 8 of this annual report for a discussion of segment reporting and geographic areas.

Available Information

We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission, or the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics and the governing charters for the audit and compensation committees of our board of directors are available free of charge on our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

We were founded to acquire and manage companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our insurance and reinsurance companies in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, will not be sufficient to cover future losses and the cost of run-off. Because our companies in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2010, our gross reserves for losses and loss adjustment expense totaled $3.29 billion, and our reinsurance receivables totaled $961.4 million.

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

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries think the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $311.8 million, $259.6 million and $242.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Although this recent experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, our insurance and reinsurance subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net income and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because our subsidiaries’ loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities. At December 31, 2010, our insurance and reinsurance companies had recorded gross A&E loss reserves of $825.2 million, or 25.1% of the total gross loss reserves. Net A&E loss reserves at December 31, 2010 amounted to $736.2 million, or 26.6% of total net loss reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing A&E claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 13.

Our insurance and reinsurance subsidiaries’ reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so. As of December 31, 2010, the balances receivable from reinsurers amounted to $961.4 million, of which $398.8 million were associated with two reinsurers which each represented 10% or more of total reinsurance balances receivable. The two reinsurers had credit ratings, as provided by a major rating agency, of AA- or higher. In addition, many reinsurance companies have been negatively impacted by the deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline as a result of market fluctuations and economic conditions.

We derive a significant portion of our income from our invested assets. The net investment income that our subsidiaries realize from investments in fixed maturity securities will generally increase or decrease with interest rates. The fair market value of our subsidiaries’ fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates and can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The fair market value of our subsidiaries’ fixed maturity securities classified as trading or available-for-sale in our subsidiaries’ investment portfolios amounted to $2.13 billion at December 31, 2010. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Permanent impairments in the value of our subsidiaries’ fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may reduce our net income or cause us to incur a loss.

In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in private equities, equities and bond and hedge funds. These and other similar investments may be illiquid and have different risk characteristics than our investments in fixed maturity securities. As of December 31, 2010, we had an aggregate of $294.8 million of such investments. In 2010, the fair value of our private equity investments increased by $12.5 million due primarily to mark-to-market adjustments in the fair value of their underlying assets, which are primarily investments in financial institutions. For more information, see “Business — Investment Portfolio” on page 28.

Uncertain conditions in the economy generally may materially adversely affect our business and results of operations.

The recent severe downturn in the public debt and equity markets, reflecting uncertainties associated with the mortgage crisis, worsening economic conditions, widening of credit spreads, bankruptcies and government intervention in large financial institutions, resulted in significant unrealized losses in our investment portfolio. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, there continues to be significant uncertainty regarding the timeline for global economic recovery. Depending on market conditions going forward, we could incur substantial realized and additional unrealized losses in future periods, which could have an adverse impact on our results of operations and financial condition. Disruptions, uncertainty and volatility in the global credit markets may also impact our ability to obtain financing for future acquisitions. If financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses. We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly Australian dollars, Euros, British pounds and other European currencies, into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from year to year. We recorded, for the year ended December 31, 2010, foreign currency translation adjustment gains of $22.4 million, net of noncontrolling interest of $9.6 million, upon conversion of Gordian’s net Australian dollar assets to U.S. dollars due primarily to the increase in the Australian to U.S. dollar foreign exchange rate.

We have made, and expect to continue to make, strategic acquisitions of insurance and reinsurance companies in run-off, and these activities may not be financially beneficial to us or our shareholders.

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions and/or strategic investments in insurance and reinsurance companies in run-off. We have made 30 acquisitions and several investments and we expect to continue to make such acquisitions and investments. We cannot be certain that any of these acquisitions or investments will be financially advantageous for us or our shareholders.

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

We have made 30 acquisitions of insurance and reinsurance businesses in run-off and entered into 15 acquisitions of portfolios of insurance and reinsurance businesses in run-off, and we may in the future make additional strategic acquisitions. These acquisitions may expose us to operational challenges and risks, including:

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 13.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws of a number of jurisdictions, and compliance with legal and regulatory requirements is expensive. These laws limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency requirements and require them to maintain reserves. Failure to comply with these laws may subject our subsidiaries to fines and penalties and restrict them from conducting business. The application of these laws may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2010, the required statutory capital and surplus of our insurance and reinsurance companies amounted to $377.0 million compared to the actual statutory capital and surplus of $2.01 billion. As of December 31, 2010, $85.3 million of our total investments of $2.43 billion were not admissible for statutory solvency purposes. To further understand this risk, see “Business — Regulation” beginning on page 32.

The insurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC concerning certain practices within the insurance industry. These practices include the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these investigations and have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.

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

In July 2005, the case of British Aviation Insurance Company, or BAIC, was the first solvent scheme of arrangement to fail to be sanctioned by the English High Court, following opposition by certain creditors. The primary reason for the failure of the BAIC arrangement was the failure to adequately provide for different classes of creditors to vote separately on the arrangement. However, since BAIC, approximately 42 solvent schemes of arrangement have been sanctioned, including one relating to one of our subsidiaries, such that the prevailing view is that the BAIC judgment was very fact-specific to the case in question, and solvent schemes generally should continue to be promoted and sanctioned as a viable means for achieving finality for our insurance and reinsurance subsidiaries Following the BAIC judgment, insurance and reinsurance companies must take more care in drafting a solvent scheme of arrangement to fit the circumstances of the company including the determination of the appropriate classes of creditors. This remains so after the January 2010 decision of the Inner House of the Scottish Court of Session in the Scottish Lion case to the effect that solvent schemes are to be considered on their individual merits following a full consideration of the relevant evidence, and that the existence of opposition to a scheme is not, without a full hearing of the evidence, fatal to an application for sanction. Should a solvent scheme of arrangement promoted by any of our insurance or reinsurance subsidiaries fail to receive the requisite approval by creditors or sanction by the court, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete. We rely substantially upon the services of Dominic F. Silvester, our Chairman and Chief Executive Officer, Paul J. O’Shea and Nicholas A. Packer, our Executive Vice Presidents and Joint Chief Operating Officers, Richard J. Harris, our Chief Financial Officer, and our subsidiaries’ executive officers and directors to identify and consummate the acquisition of insurance and reinsurance companies and portfolios in run-off on favorable terms and to implement our run-off strategy. Each of Messrs. Silvester, O’Shea, Packer and Harris has an employment agreement with us. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors could have a material adverse effect on our business.

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

In addition to acquiring insurance and reinsurance companies in run-off, we have entered into several management agreements with third parties to manage their companies or portfolios of business in run-off. The terms of these management engagements typically include incentive payments to us based on our ability to successfully manage the run-off of these companies or portfolios. We may not be able to accomplish our objectives for these engagements as a result of unforeseen circumstances such as the length of time for claims to develop, the extent to which losses may exceed reserves, changes in the law that may require coverage of additional claims and losses, our ability to commute reinsurance policies on favorable terms and our ability to manage run-off expenses. If we are not successful in meeting our objectives for these management engagements, we may not receive incentive payments under our management agreements, which could adversely impact our financial results, and we may not win future engagements to provide these management services, which could slow the growth of our business. Consulting fees generated from management agreements amounted to $23.0 million, $16.1 million and $25.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The interests of Messrs. Flowers, Silvester, Packer and O’Shea, Advisory Research, Inc., or Advisory, and Beck Mack & Oliver LLC, or Beck Mack, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2010, Messrs. Flowers, Silvester, Packer and O’Shea, Advisory and Beck Mack beneficially owned approximately 11.3%, 11.9%, 3.6%, 3.9%, 6.9% and 9.0%, respectively, of our outstanding ordinary shares. Although they do not act as a group, Advisory, Beck Mack and each of Messrs. Flowers, Silvester, Packer and O’Shea exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares. For further information on aspects of our bye-laws that may discourage changes of control of Enstar, see “— Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management” below.

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

We have entered into a registration rights agreement with Mr. Flowers and Mr. Silvester and certain other of our shareholders. This agreement provides that Mr. Flowers and Mr. Silvester may request that we effect a registration under the Securities Act of certain of their ordinary shares. In addition, they and the other shareholders party to the agreement have “piggyback” registration rights, which may result in their participation in an offering initiated by us. As of December 31, 2010, an aggregate of approximately 3.0 million ordinary shares held by Mr. Flowers and Mr. Silvester are subject to the agreement. By exercising their registration rights, these holders could cause a large number of ordinary shares to be registered and generally become freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales, pursuant to the existing registration rights or otherwise, could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given us and each of our Bermuda subsidiaries an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to us or our Bermuda subsidiaries or any of our or their respective operations, shares, debentures or other obligations until March 28, 2016. Given the limited duration of the Minister of Finance’s assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. In the event that we become subject to any Bermuda tax after such date, it could have a material adverse effect on our financial condition and results of operations. The Bermuda Minister of Finance announced, in November 2010, that the assurance will be extended to 2035, however, the required legislation for this has not yet been brought before the Bermuda legislature.

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

Legislation has been proposed on various occasions to eliminate perceived tax advantages of insurance companies that have legal domiciles outside the United States but have certain U.S. connections. For example, proposed legislation was introduced in Congress in 2010 to limit the deductibility of reinsurance premiums paid by U.S. companies to non-U.S. affiliates, although no such provision was enacted. It is possible that similar legislation could be introduced in and enacted by the current Congress or future Congresses and enactment of some version of such legislation, or other changes in U.S. tax laws, regulations or interpretations thereof, could have an adverse impact on us or our shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES.

We lease office space in the locations set forth below. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future.

		Square	Lease
Entity	Location	Feet	Expiration

Enstar Limited	Hamilton, Bermuda	8,250	August 7, 2014
Enstar (EU) Limited	Guildford, England	22,712	August 15, 2016
Enstar (EU) Limited	London, England	12,453	March 24, 2016
Enstar (EU) Limited	London, England	2,192	March 24, 2011
Enstar (EU) Limited	London, England	3,822	September 26, 2015
River Thames Insurance Company	London, England	6,329	March 24, 2015
Enstar Australia Limited	Sydney, Australia	8,094	April 30, 2013
Enstar (US) Inc.	Tampa, FL	8,859	October 31, 2011
Enstar (US) Inc.	E Providence, RI	13,628	September 30, 2012
Enstar (US) Inc.	Warwick, RI	3,000	May 31, 2011
Enstar USA, Inc.	Montgomery, AL	2,500	December 31, 2012

We also own, through various of our subsidiaries, the following properties: 1) two apartments in Guildford, England; 2) a building in Norwich, England and 3) an apartment in New York, NY. In addition, we also lease two residential apartments in Bermuda with leases expiring in April 2011 and April 2012.

See Note 20 to our consolidated financial statements for further discussion of our lease commitments for real property.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Registrant’s Common Equity

Our ordinary shares trade on the Nasdaq Global Select Market under the ticker symbol ESGR.

	2010		2009
	High	Low	High	Low

First Quarter	$74.87	$61.03	$76.63	$41.41
Second Quarter	$69.74	$54.03	$75.20	$50.11
Third Quarter	$76.29	$65.01	$64.41	$55.10
Fourth Quarter	$89.92	$70.26	$75.00	$58.03

On March 1, 2011 the number of holders of record of our ordinary shares was 2,266. This figure does not represent the actual number of beneficial owners of our ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to our insurance and reinsurance subsidiaries. We do not intend to pay a dividend on our ordinary shares. Rather, we intend to reinvest any earnings back into the company. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” and “Business — Regulation” beginning on pages 57 and 32, respectively. We did not pay any dividends on our ordinary shares in 2010 or 2009.

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and our wholly-owned subsidiary, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now our wholly-owned subsidiary. Prior to the completion of the Merger, EGI’s common stock traded on the Nasdaq Global Select Market under the ticker symbol ESGR. Because our ordinary shares did not commence trading until after the Merger, the graph below reflects the cumulative shareholder return on the common stock of EGI, our predecessor, compared to the cumulative shareholder return of the NASDAQ Composite Index (the Nasdaq index for U.S. companies used in prior years was discontinued in 2006) and the Nasdaq Insurance Index, through January 31, 2007. Thereafter, the graph below reflects the same comparison for Enstar. The graph reflects the investment of $100.00 on December 31, 2005 (assuming the reinvestment of dividends) in EGI common stock, the NASDAQ Composite Index, and the Nasdaq Insurance Index).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Enstar Group Limited, the NASDAQ Composite Index
and the NASDAQ Insurance Index

Source: Research Data Group, Inc.

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

	12/05	12/06	12/07	12/08	12/09	12/10
Enstar Group Limited	100.00	144.75	189.93	91.75	113.29	131.22
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Insurance	100.00	110.09	108.18	87.79	91.16	107.03

Issuer Purchases of Equity Securities

The table below lists our repurchases of ordinary shares during the fourth quarter of 2010.

Maximum Number (or
				Total Number of	Approximate Dollar
				Shares Purchased as	Value) of Shares
				part of Publicly	that May Yet Be
	Total Number of		Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased		per Share	Programs	Plans or Programs

October 1 — October 31, 2010	800,000	(1)	$70.00	—	—
November 1 — November 30, 2010	—		—	—	—
December 1 — December 31, 2010	—		—	—	—

Total	800,000		$70.00	—	—

(1)	On October 1, 2010, we entered into the Repurchase Agreements with three of our executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. The repurchase transactions closed on October 14, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands of U.S. dollars, except share and per share data)

Summary Consolidated Statements of Earnings Data:
Consulting fees	$23,015	$16,104	$25,151	$31,918	$33,908
Net investment income and net realized and unrealized gains (losses)	113,043	85,608	24,946	64,336	48,001
Net reduction in ultimate loss and loss adjustment expense liabilities	311,834	259,627	242,104	24,482	31,927
Total other expenses	(242,865)	(184,331)	(194,837)	(67,904)	(49,838)
Share of earnings (loss) of partly owned companies	10,704	—	(201)	—	518

Net earnings from continuing operations	215,731	177,008	97,163	52,832	64,516
Extraordinary gain -
Negative goodwill	—	—	50,280	15,683	35,367

Net earnings	$215,731	$177,008	$147,443	$68,515	$99,883
Less: Net earnings attributable to noncontrolling interests (including share of extraordinary gain of $nil, $nil, $15,084, $nil and $4,329)	(41,645)	(41,798)	(65,892)	(6,730)	(17,537)

Net earnings attributable to Enstar Group Limited	$174,086	$135,210	$81,551	$61,785	$82,346

Per Share Data(1)(2):
Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — basic	$12.91	$10.01	$3.67	$3.93	$5.21
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — basic	—	—	2.78	1.34	3.15

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$12.91	$10.01	$6.45	$5.27	$8.36

Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — diluted	$12.66	$9.84	$3.59	$3.84	$5.15
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — diluted	—	—	2.72	1.31	3.11

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$12.66	$9.84	$6.31	$5.15	$8.26

Weighted average shares outstanding — basic	13,489,221	13,514,207	12,638,333	11,731,908	9,857,914
Weighted average shares outstanding — diluted	13,751,256	13,744,661	12,921,475	12,009,683	9,966,960
Cash dividends paid per share	$—	$—	$—	$—	$2.92

	December 31,
	2010	2009	2008	2007	2006
	(in thousands of U.S. dollars, except per share data)

Summary Balance Sheet Data:
Total investments	$2,429,106	$1,620,992	$1,278,055	$637,196	$747,529
Cash and cash equivalents	1,455,354	1,700,105	2,209,873	1,163,333	513,563
Reinsurance balances receivable	961,442	638,262	672,696	465,277	408,142
Total assets	5,235,904	4,170,842	4,358,151	2,417,143	1,774,252
Loss and loss adjustment expense liabilities	3,291,275	2,479,136	2,798,287	1,591,449	1,214,419
Loans payable	245,278	254,961	391,534	60,227	62,148
Total Enstar Group Limited shareholders’ equity	948,421	801,881	615,209	450,599	318,610
Book Value per Share(3):
Basic	$73.29	$59.05	$46.14	$37.80	$32.15
Diluted	$71.68	$58.06	$45.18	$36.92	$31.85

(1)	Earnings per share is a measure based on net earnings divided by weighted average ordinary shares outstanding. Basic earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of ordinary shares outstanding for the period, giving no effect to dilutive securities. Diluted earnings per share is defined as net earnings available to ordinary shareholders divided by the weighted average number of shares and share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

(2)	The weighted average ordinary shares outstanding shown for the years ended December 31, 2007 and 2006 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007 and 2006. As a result, both the book value per share and the earnings per share calculations for 2006, previously reported, have been amended to reflect this change.

(3)	Basic book value per share is defined as total Enstar Group Limited shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is defined as total shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares and ordinary share equivalents outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	losses due to foreign currency exchange rate fluctuations;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere; and

•	changes in accounting policies or practices.

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

Since our formation, we, through our subsidiaries, have completed 30 acquisitions of insurance and reinsurance companies and 15 acquisitions of portfolios of insurance and reinsurance business and are now administering those businesses in run-off.

We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United Kingdom, the United States, Europe and Australia. We had a total of 335 employees as at December 31, 2010.

2010 summary:

•	We completed the acquisitions of six companies and eight portfolios of insurance and reinsurance business;

•	We repaid or paid down a number of our existing loan facilities and entered into two new bank loan facilities that remained outstanding as at December 31, 2010; and

•	On October 1, 2010, we repurchased 800,000 shares at a price of $70.00 per share from three of our executives and certain trusts and a corporation affiliated with the executives. We issued promissory notes for the aggregate purchase price of $56.0 million, of which $37.3 million was outstanding at December 31, 2010, and is payable over approximately two years.

2010 results of operations:

•	Net earnings attributable to Enstar Group Limited amounted to $174.1 million, or $12.91 per basic share and $12.66 per diluted share;

•	Net investment income and net realized gains amounted to $113.0 million; and

•	Net reduction in ultimate loss and loss adjustment expense liabilities amounted to $311.8 million.

2010 financial condition:

•	Total cash and investments of $3.88 billion;

•	Total assets of $5.24 billion;

•	Reserves for losses and loss adjustment expenses of $3.29 billion and reinsurance recoverables of $961.4 million; and

•	Total shareholders’ equity attributable to Enstar Group Limited of $948.4 million; net book value per basic share of $73.29 and per diluted share of $71.68.

Outlook for 2011:

•	In February 2011, we entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million;

•	During 2010, we signed definitive agreements for the acquisitions of both Clarendon and Citilife Financial Limited for a total purchase price of approximately $240.2 million. These acquisitions are expected to close in the second and first quarter of 2011, respectively;

•	On March 4, 2011, we, through our wholly-owned subsidiary, Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with a London-based bank, which will be available to be drawn to fund up to 50% of the purchase price of Clarendon;

•	We expect our employee head count to increase by approximately 40 due primarily to the acquisition of Clarendon along with continued growth of our operations;

•	We will continue to work with our regulators to facilitate the release of surplus capital from our regulated subsidiaries; and

•	We will continue to source and complete, where appropriate, the acquisition of companies and portfolios of insurance and reinsurance business in run-off.

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

Net Investment Income and Net Realized and Unrealized Gains/(Losses)

Our net investment income is principally derived from interest earned primarily on cash and investments offset by investment management fees paid. Our investment portfolio currently consists of the following: (1) fixed maturity investments that are classified as both available-for-sale and trading and are carried at fair value; (2) short-term investments that are classified as both available-for-sale and trading and are carried at fair value; (3) equities that are carried at fair value; and (4) other investments that are accounted for at estimated fair values determined by our proportionate share of the net asset value of the investee reduced by any impairment charges.

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

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities

Our insurance-related earnings are comprised primarily of reductions, or potential increases, of net ultimate loss and loss adjustment expense liabilities. These liabilities are comprised of:

•	outstanding loss or case reserves, or OLR, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers;

•	reserves for losses incurred but not reported, or IBNR reserves, which are reserves established by us for claims that are not yet reported but can reasonably be expected to have occurred based on industry information, management’s experience and actuarial evaluation, less the portion that can be recovered from reinsurers; and

•	reserves for unallocated loss adjustment expenses, which represent management’s best estimate of the future costs to be incurred by us in managing the run-off of claims liabilities not specific, or allocated, to individual claims or policies.

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

Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previously estimated ultimate liability. To the extent possible, our internal and external actuaries eliminate all prior historical loss development that relates to commuted exposures and apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess estimates of ultimate liabilities.

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied, often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking, which, under certain methodologies (discussed further under “— Critical Accounting Policies” below), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities. Additionally, consolidated net reductions, or potential increases, in net ultimate loss and loss adjustment expense liabilities include reductions, or potential increases, in the provisions for future losses and loss adjustment expenses related to the current period’s run-off activity. Net reductions in net ultimate loss and loss adjustment expense liabilities are reported as negative expenses by us in our reinsurance segment. The unallocated loss adjustment expenses paid by the reinsurance segment comprise management fees paid to the consulting segment and are eliminated on consolidation. The consulting segment costs in providing run-off services are classified as salaries and general and administrative expenses. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 72.

As our reinsurance subsidiaries are in run-off, our premium income is insignificant, consisting primarily of adjustment premiums triggered by loss payments.

Salaries and Benefits

We are a service-based company and, as such, employee salaries and benefits are our largest expense. We have experienced significant increases in our salaries and benefits expenses as we have grown our operations, and we expect that trend to continue if we are able to expand our operations successfully.

The Enstar Group Limited 2006 Equity Incentive Plan, or the Equity Incentive Plan, and the Enstar Group Limited 2006-2010 Annual Incentive Compensation Plan, or the Annual Incentive Plan, which are administered by the Compensation Committee of our board of directors, provide for the annual grant of bonus compensation to our officers and employees, including our senior executive officers. In February 2011, we adopted the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program. Bonus awards for each calendar year from 2006 through 2010 were determined, and for calendar year 2011 will be determined, based on our consolidated net after-tax profits. The Compensation Committee determines the amount of bonus awards in any calendar year, based on a percentage of our consolidated net after-tax profits. The percentage is 15% unless the Compensation Committee exercises its discretion to change the percentage no later than 30 days after our year end. For the years ended December 31, 2010, 2009 and 2008 the percentage was left unchanged by the Compensation Committee. The Compensation Committee determines, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan.

For information on the awards made under both the Annual and Equity Incentive plans for the years ended December 31, 2010, 2009 and 2008, see Note 14 to our consolidated financial statements for the year ended December 31, 2010, included in Item 8 of this annual report.

General and Administrative Expenses

General and administrative expenses include rent and rent-related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. We have operations in multiple jurisdictions and our employees travel frequently in connection with the search for acquisition opportunities and in the general management of the business. While certain general and administrative expenses, such as professional fees, are incurred directly by the reinsurance segment, the remaining general and administrative expenses are incurred by the consulting segment. To the extent that such costs incurred by the consulting segment relate to the management of the reinsurance segment, they are recovered by the consulting segment through the management fees charged to the reinsurance segment.

Foreign Exchange Gain/(Loss)

Our reporting currency is U.S. dollars. Our functional currency is U.S. dollars for all of our subsidiaries with the exception of Gordian, whose functional currency is Australian dollars. Through our subsidiaries whose functional currency is the U.S. dollar, we hold a variety of foreign (non-U.S.) currency assets and liabilities, the principal exposures being Euros, British pounds and Australian dollars. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the applicable period. The resulting exchange gains or losses are included in our net income.

For Gordian, whose functional currency is Australian dollars, at each reporting period the balance sheet and income statement are translated at period end and average rates of exchange, respectively, with any foreign exchange gains or losses on translation recorded as a component of our accumulated other comprehensive income in the shareholders’ equity section of our balance sheet.

We seek to manage our exposure to foreign currency exchange, where possible, by broadly matching our foreign currency assets against our foreign currency liabilities and to selectively use foreign currency exchange contracts. Subject to regulatory constraints, the net assets of our subsidiaries are maintained in U.S. dollars.

Income Tax/(Recovery)

Under current Bermuda law, we and our Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. These companies have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2016.

Income taxes have been provided, in accordance with the provisions of the Income Taxes topic of FASB ASC, on our operations in other jurisdictions which are subject to income tax. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. Such temporary differences are due primarily to the tax basis discount on unpaid losses and loss expenses, net operating loss carryforwards, and certain investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance is based on all available information including projections of future U.S. GAAP taxable income from each tax-paying component in each tax jurisdiction. Projections of future U.S. GAAP taxable income incorporate several assumptions of future business and operations that are likely to differ from actual experience. We also, in accordance with the Income Taxes topic of FASB ASC, record tax liabilities for unrecognized tax benefits related to uncertain tax positions.

Noncontrolling Interest

The acquisitions of Hillcot Re (formerly Toa-Re Insurance Company (UK) Limited) in March 2003 and of Brampton (formerly Aioi Insurance Company of Europe Limited) in March 2006 were effected through Hillcot, a Bermuda-based company in which we had a 50.1% economic interest until October 27, 2008. The results of operations of Hillcot were included in our consolidated statements of operations with the remaining 49.9% economic interest in the results of Hillcot reflected as a noncontrolling interest until October 27, 2008 when we acquired the 49.9% interest in Hillcot Re that we previously did not own. As a result, the noncontrolling interest in the earnings of Hillcot Re was recorded only through September 30, 2008. On November 2, 2010, we acquired the 49.9% of the shares of Hillcot that we did not previously own. At the time of acquisition, Hillcot owned 100% of the shares of Brampton. As a result, the noncontrolling interest in the earnings of Hillcot was recorded only through September 30, 2010.

During 2008, we completed the following acquisitions having a noncontrolling interest: 1) Guildhall, a U.K.-based insurance and reinsurance company in run-off; 2) Gordian, AMP Limited’s Australian-based closed reinsurance and insurance operations; 3) EPIC, a Bermuda-based reinsurance company; 4) Goshawk, which owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer in run-off; and 5) Unionamerica, a U.K.-based insurance and reinsurance company in run-off. We have a 70% economic interest in all of the above listed acquired subsidiaries with the exception of Goshawk, in which we have a 75% economic interest. The results of the operations of the acquired subsidiaries are included in our consolidated statements of earnings with the remaining noncontrolling interests’ share of the economic interest of the respective subsidiaries reflected as a noncontrolling interest.

We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007. We have committed to provide approximately 83.0% of the capital required by Lloyd’s Syndicate 2008, which is authorized to undertake RITC transactions with Lloyd’s syndicates in run-off.

During 2010, we completed the transfer of a specific portfolio of run-off business underwritten by Mitsui to our 50.1% owned subsidiary, Bosworth. The results of operations of Bosworth are included in our consolidated statements of earnings with the remaining noncontrolling interests’ share of the economic interest of Bosworth reflected as a noncontrolling interest.

Negative Goodwill

Negative goodwill represents the excess of the fair value of businesses acquired by us over the cost of such businesses. In accordance with the Business Combinations topic of FASB ASC, or ASC 805, this amount is recognized upon the acquisition of the businesses as an extraordinary gain. The fair values of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management’s run-off strategy. Any amendment to the fair values resulting from changes in such information or strategy will be recognized when they occur. For more information on how the goodwill is determined, see “— Critical Accounting Policies — Goodwill” on page 83.

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

Loss and Loss Adjustment Expenses

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2010 and 2009:

	2010			2009
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)

Asbestos	$221,567	$492,772	$714,339	$191,238	$470,113	$661,351
Environmental	62,592	48,281	110,873	46,252	43,369	89,621
All other	1,567,454	720,360	2,287,814	1,065,160	530,444	1,595,604

Total	$1,851,613	$1,261,413	$3,113,026	$1,302,650	$1,043,926	$2,346,576

Unallocated loss adjustment expenses			178,249			132,560

Total			$3,291,275			$2,479,136

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2010 and 2009:

	2010		2009
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)

Asbestos	$640,063	23.2%	$588,411	27.6%
Environmental	96,109	3.5	79,221	3.7
All other	1,851,414	66.9	1,331,216	62.5
Unallocated loss adjustment expenses	178,249	6.4	132,560	6.2

Total	$2,765,835	100%	$2,131,408	100%

Our “All other” exposure category consists of a mix of general casualty (approximately 40% of “All other” net reserves), marine and aviation (approximately 11% of “All other” net reserves), workers compensation/personal accident (approximately 16% of “All other” net reserves) and other miscellaneous exposures, which are generally long-tailed in nature.

As of December 31, 2010, the IBNR reserves (net of reinsurance balances receivable) accounted for $1,119.9 million, or 40.5%, of our total net loss reserves. The reserve for IBNR (net of reinsurance balance receivable) accounted for $953.1 million, or 44.7%, of our total net loss reserves at December 31, 2009.

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

Nearly all of our unpaid claims liabilities are considered to have a longtail claims payout. Gross loss reserves relate primarily to casualty exposures, including latent claims, of which approximately 25.1% relate to asbestos and environmental, or A&E, exposures.

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

The ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2010 were:

	Low	Selected	High
	(in thousands of U.S. dollars)

Asbestos	$612,272	$714,339	$784,486
Environmental	97,139	110,873	123,848
All other	2,087,565	2,287,814	2,578,426
Unallocated loss adjustment expenses	178,249	178,249	178,249

Total	$2,975,225	$3,291,275	$3,665,009

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

We employ approximately 27 full time equivalent employees, including a U.S. attorney, actuaries, and experienced claims-handlers, to directly administer our A&E liabilities. We have established a provision for future expenses of $47.3 million, which reflects the total anticipated costs to administer these claims to expiration.

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

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g., primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g., first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to the international domicile of our subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g., policy buy-backs and commutations) pursued by us, lists of individual risks remaining and general trends within the legal and tort environments.

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

As of December 31, 2010, we had 35 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 276 reserve categories in total, including 40 distinct asbestos reserving categories and 27 distinct environmental reserving categories.

To the extent that data availability allows, the five methodologies described above are applied for each of the 40 asbestos reserving categories and each of the 27 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2010:

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

3. Loss Reporting Lag — Our subsidiaries assumed a mix of insurance and reinsurance exposures generally through the London market. As the available industry benchmark loss information, as supplied by our independent consulting actuaries, is compiled largely from U.S. direct insurance company experience, our loss reporting is expected to lag relative to available industry benchmark information. This time-lag used by each of our insurance subsidiaries varies from 1 to 5 years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess insurance, reinsurance of direct, and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time-lag than portfolios written from a U.S. domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

The assumptions above as to Ultimate Industry Asbestos and Environmental losses have not changed from the immediately preceding period. For our company as a whole, the average selected lag for asbestos has increased slightly from 2.8 years to 2.9 years and the average selected lag for environmental has decreased slightly from 2.5 years to 2.4 years. The changes to the selected lags arose largely as a result of the acquisition of new portfolios of A&E exposures.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $65 billion for asbestos and $35 billion for environmental, and changes in the time-lag, from the selected averages of 2.9 years for asbestos and 2.4 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2010 and differs from the table on page 73, which demonstrates the range of outcomes produced by the various methodologies.

Asbestos
Sensitivity to Industry Asbestos Ultimate Loss Assumption	Loss Reserves
(in thousands
of U.S. dollars)

Asbestos — $70 billion	$830,228
Asbestos — $65 billion (selected)	714,339
Asbestos — $60 billion	598,450

Environmental
Sensitivity to Industry Environmental Ultimate Loss Assumption	Loss Reserves
(in thousands
of U.S. dollars)

Environmental — $40 billion	$170,227
Environmental — $35 billion (selected)	110,873
Environmental — $30 billion	51,519

	Asbestos	Environmental
Sensitivity to Time-Lag Assumption*	Loss Reserves	Loss Reserves
	(in thousands
	of U.S. dollars)

Selected average of 2.9 years asbestos, 2.4 years environmental	$714,339	$110,873
Increase all portfolio lags by six months	787,964	114,922
Decrease all portfolio lags by six months	630,826	106,046

*	Using $65 billion/$35 billion Asbestos/Environmental Industry Ultimate Loss assumptions.

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

At December 31, 2010 and 2009, the provision for uncollectible reinsurance relating to losses recoverable was $381.4 million and $397.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverable is first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer.

We use a detailed analysis to estimate uncollectible reinsurance. The primary components of the analysis are reinsurance recoverable balances by reinsurer and bad debt provisions applied to these balances to determine the portion of a reinsurer’s balance deemed to be uncollectible. These provisions require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer (in order to determine its ability to settle the reinsurance balances) as well as other key considerations and assumptions, such as claims and coverage issues.

See Note 8 to our consolidated financial statements for an analysis of reinsurance recoverables.

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

Fair Value Measurements

The following is a summary of valuation techniques or models we use to measure fair value by asset and liability classes, which have not changed significantly since December 31, 2009.

Fixed Maturity Investments

Our fixed maturity portfolio is managed by our Chief Investment Officer and our outside investment advisors. We use inputs from nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our fixed maturity investments. These pricing services include FT Interactive Data, Barclays Capital Aggregate Index (formerly Lehman Index), Reuters Pricing Service and others.

In general, the independent pricing services use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmark curves, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

With the exception of two securities held within our trading portfolio, the fair value estimates of our fixed maturity investments are based on observable market data. We have therefore included these as Level 2 investments within the fair value hierarchy. The two securities in our trading portfolio that do not have observable inputs have been included as Level 3 investments within the fair value hierarchy.

To validate the techniques or models used by the pricing services, we compare the fair value estimates to our knowledge of the current market and will challenge any prices deemed not to be representative of fair value.

As of December 31, 2010, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by us.

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

Based on the factors described above, we determined that, as of December 31, 2010, no credit losses existed.

Equity Securities

Our equity securities are managed by two external advisors. Through these third parties, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our equity securities. These pricing services include FT Interactive Data and others.

We have categorized all of our investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. We have categorized all of our investments in preferred stock as Level 2 (except one which was categorized as Level 3) because their fair value estimates are based on observable market data.

Other Investments

For our investments in private equities, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. Our private equity investments are mainly in the financial services industry. The fund advisors continue to evaluate the overall market environment, as well as specific areas in the financial services sector, in order to identify segments that they believe will offer the most attractive investment opportunities. The financial statements of each fund generally are audited annually under U.S. GAAP, using fair value measurement for the underlying investments. For all publicly-traded companies within the funds, we have valued those investments based on the latest share price. The value of Affirmative Investment LLC (in which we own a non-voting 7% membership interest) is based on the market value of the shares of Affirmative Insurance Holdings, Inc., a publicly-traded company.

All of our investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit our ability to liquidate those investments in the short term. The capital commitments are discussed in detail in Note 20 to the consolidated financial statements.

We have classified our private equities as Level 3 investments because they reflect our own judgment about the assumptions that market participants might use.

For our investment in the hedge fund, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The adviser of the fund intends to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset-backed securities and loans. The fund will focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by us are our interests in the fund and not the underlying holdings of the fund. Thus, the inputs used to value our investments in the fund may differ from the inputs used to value the underlying holdings of the fund. The hedge fund is not currently eligible for redemption due to imposed lock-up periods of three years from the time of the initial investment. Once eligible, redemptions will be permitted quarterly with 90 days notice. There are no unfunded capital commitments in relation to the hedge fund. The investment in the fund is classified as Level 3 in the fair value hierarchy.

The bond funds have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and they have daily liquidity.

For the year ended December 31, 2010, the share of net earnings on our other investments was $21.4 million as compared to $5.2 million for the year-ended December 31, 2009. Any unrealized losses or gains on our other investments are included as part of our net investment income.

The following table summarizes all of our financial assets and liabilities recorded at fair value at December 31, 2010, by hierarchy established by the Fair Value Measurement and Disclosure topic of FASB ASC:

	December 31, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Other Observable	Unobservable
	Identical Assets	Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

As a percentage of total assets	1.1%	42.7%	2.6%	46.4%

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

ASC 805 also requires that negative goodwill be recorded in earnings. During 2008, we took negative goodwill into earnings upon the completion of the acquisition of certain companies and presented it as an extraordinary gain.

ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (January 1, 2009 for calendar year-end companies).

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a discussion of new accounting standards we have adopted as well as standards not yet adopted.

Results of Operations

The following table sets forth our selected consolidated statements of earnings data for each of the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$23,015	$16,104	$25,151
Net investment income	99,906	81,371	26,601
Net realized and unrealized gains (losses)	13,137	4,237	(1,655)

	136,058	101,712	50,097

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(278,065)	(274,825)	(161,437)
Reduction in provisions for bad debt	(49,556)	(11,718)	(36,136)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(39,651)	(50,412)	(69,056)
Amortization of fair value adjustments	55,438	77,328	24,525

	(311,834)	(259,627)	(242,104)
Salaries and benefits	86,677	68,454	56,270
General and administrative expenses	59,201	46,902	53,357
Interest expense	10,253	17,583	23,370
Net foreign exchange (gain) loss	(398)	23,787	14,986

	(156,101)	(102,901)	(94,121)

Earnings before income taxes and share of net earnings (loss) of partly owned company	292,159	204,613	144,218
Income taxes	(87,132)	(27,605)	(46,854)
Share of net earnings (loss) of partly owned company	10,704	—	(201)

Earnings before extraordinary gain	215,731	177,008	97,163
Extraordinary gain — negative goodwill	—	—	50,280

NET EARNINGS	215,731	177,008	147,443
Less: Net earnings attributable to noncontrolling interest (including share of extraordinary gain of $nil, $nil and $15,084)	(41,645)	(41,798)	(65,892)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$174,086	$135,210	$81,551

Comparison of Years Ended December 31, 2010 and 2009

We reported consolidated net earnings, before extraordinary item and net earnings attributable to noncontrolling interest, of approximately $215.7 million and $177.0 million for the years ended December 31, 2010 and 2009, respectively. The increase in earnings of approximately $38.7 million was attributable primarily to the following:

(i)	an increase in net investment income of $18.5 million primarily as a result of an increase, in 2010, in the fair value of our private equity portfolio classified as other investments of $8.6 million along with an increase in net investment income due to an increase in cash and investment balances held during 2010;

(ii)	an increase in net realized and unrealized gains of $8.9 million due primarily to mark-to-market changes in the market value of our equity investments along with realized gains on the sale of our fixed maturity securities;

(iii)	a larger net reduction in ultimate loss and loss adjustment expense liabilities of $52.2 million;

(iv)	an increase in consulting fee income of $6.9 million;

(v)	reduced interest expense of $7.3 million due primarily to an overall reduction in loan facility balances outstanding during 2010;

(vi)	an increase of $10.7 million in income earned from our investment in partly owned company; and

(vii)	a decrease in net foreign exchange losses of $24.2 million due primarily to eliminating our excess U.S. dollar exposure that we held in 2009 within one of our subsidiaries whose functional currency is Australian dollars; partially offset by

(viii)	an increase in general and administrative expenses of $12.3 million due primarily to an increase in loan structure fees and letter of credit fees that were paid in 2010 along with an overall increase in other professional fees;

(ix)	an increase in income taxes of $59.5 million due to increased tax liabilities recorded on the results of our taxable subsidiaries along with an additional tax liability arising in our Australian subsidiary from the formation of an Australian tax consolidated group; and

(x)	an increase in salaries and benefits costs of $18.2 million due primarily to our increased overall headcount from 287 at December 31, 2009 to 335 at December 31, 2010 along with increased salary costs related to our discretionary bonus plan as a result of increased net earnings in the year.

We recorded noncontrolling interest in earnings of $41.6 million and $41.8 million for the years ended December 31, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited increased from $135.2 million for the year ended December 31, 2009 to $174.1 million for the year ended December 31, 2010.

Consulting Fees:

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$84,054	$49,617	$34,437
Reinsurance	(61,039)	(33,513)	(27,526)

Total	$23,015	$16,104	$6,911

Our consulting companies earned fees of approximately $84.1 million and $49.6 million for the years ended December 31, 2010 and 2009, respectively. The increase in consulting fees related primarily to the combination of additional fees received from our reinsurance segment and increased incentive fees earned from third-party agreements.

Internal management fees of $61.0 million and $33.5 million were paid for the years ended December 31, 2010 and 2009, respectively, by our reinsurance companies to our consulting companies. The increase in internal fees paid to the consulting segment was due primarily to additional fees paid by reinsurance companies relating to allocated charges for increases in salary and general and administrative expenses.

Net Investment Income and Net Realized and Unrealized Gains:

	Year Ended December 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2010	2009	Variance	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$461	$1,894	$(1,433)	$—	$—	$—
Reinsurance	99,445	79,477	19,968	13,137	4,237	8,900

Total	$99,906	$81,371	$18,535	$13,137	$4,237	$8,900

Net investment income for the year ended December 31, 2010 increased by $18.5 million to $99.9 million, as compared to $81.4 million for the year ended December 31, 2009. The increase was attributable primarily to the combination of the following items:

(i)	an increase of $8.6 million, for the year ended December 31, 2010, in the fair value of our private equity investments classified as other investments over that recorded for the year ended December 31, 2009; and

(ii)	higher investment income from our fixed maturities and cash and cash equivalents, reflecting the increase in the amount of cash and investment balances held by us in 2010 as compared to 2009. The increased cash and investments arose primarily as a result of the completion of the purchase of six companies along with the acquisition of eight portfolios of business in run-off during the year ended December 31, 2010.

The average return on the cash and fixed maturities investments (excluding any writedowns or appreciation related to our other investments) for the year ended December 31, 2010 was 2.38% as compared to the average return of 2.13% for the year ended December 31, 2009. The average credit rating of our fixed maturity investments at December 31, 2010 was AA-.

Net realized and unrealized gains for the year ended December 31, 2010 and 2009 were $13.1 million and $4.2 million, respectively. The increase was due primarily to mark-to-market gains earned on our equity securities.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the Codification, we have categorized our investments that are recorded at fair value among levels as follows:

	December 31, 2010
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

	December 31, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands of U.S. dollars)

Net losses paid	$(294,996)	$(257,414)
Net change in case and LAE reserves	336,141	214,079
Net change in IBNR	236,920	318,160

Reduction in estimates of net ultimate losses	278,065	274,825
Reduction in provisions for bad debt	49,556	11,718
Reduction in provisions for unallocated loss adjustment expense liabilities	39,651	50,412
Amortization of fair value adjustments	(55,438)	(77,328)

Net reduction in ultimate loss and loss adjustment expense liabilities	$311,834	$259,627

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2010 of $311.8 million was attributable to a reduction in estimates of net ultimate losses of $278.1 million, a reduction in aggregate provisions for bad debts of $49.6 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $55.4 million.

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in IBNR reserves of $236.9 million. The decrease in the estimate of IBNR loss reserves of $236.9 million was comprised of $67.8 million relating to asbestos liabilities, $4.2 million relating to environmental liabilities and $164.9 million relating to all other remaining liabilities. The reduction in IBNR was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures.

Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 90 commutations completed during 2010, three related to our top ten insured and/or reinsured exposures, including one commutation completed shortly after December 31, 2009 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year ended December 31, 2009, and one related to the commutation of one of our largest ceded reinsurance assets. The remaining 86 commutations, of which approximately 43% were completed during the three months ended December 31, 2010, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2010, including commutations (but excluding the impact of the commutation that was completed subsequent to the year ended December 31, 2009) and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2010 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $236.9 million in 2010.

The reduction in aggregate provisions for bad debt of $49.6 million was a result of the collection, primarily during the three months ended December 31, 2010, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2010	2009
	(in thousands of U.S. dollars)

Balance as of January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Effect of exchange rate movement	(3,836)	73,512
Net reduction in ultimate loss and loss adjustment expense liabilities	(311,854)	(259,627)
Net losses paid	(294,996)	(257,414)
Acquired on purchase of subsidiaries	459,362	114,595
Retroactive reinsurance contracts assumed	785,731	56,630

Net balance as at December 31	2,765,835	2,131,408
Plus: total reinsurance reserves recoverable	525,440	347,728

Balance as at December 31	$3,291,275	$2,479,136

Salaries and Benefits:

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$50,684	$37,283	$(13,401)
Reinsurance	35,993	31,171	(4,822)

Total	$86,677	$68,454	$(18,223)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $86.7 million and $68.5 million for the years ended December 31, 2010 and 2009, respectively.

The increase in salaries and benefits was attributable primarily to:

(i)	an increase in the discretionary bonus expense for the year ended December 31, 2010 of $6.8 million. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability;

(ii)	increased staff costs due to an increase in average staff numbers from 287 for the year ended December 31, 2009 to 335 for the year ended December 31, 2010;

(iii)	a payment of $1.25 million to our former Executive Chairman, John J. Oros, in accordance with the terms of his separation agreement; and

(iv)	amortization of unrecognized compensation costs of $1.5 million relating to the restricted shares that were awarded to certain employees in 2010 under the 2006 Equity Incentive Plan.

General and Administrative Expenses:

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$28,288	$19,870	$(8,418)
Reinsurance	30,913	27,032	(3,881)

Total	$59,201	$46,902	$(12,299)

General and administrative expenses attributable to the consulting segment increased by $8.4 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increased expenses in 2010 related primarily to: (i) increased loan structure fees incurred primarily related to the Enstar Facility; (ii) increased legal fees relating to ongoing litigation costs; and (iii) increased audit and actuarial tax fees due primarily to growth of the group and increased tax fees relating to the work done in connection with our Australian tax consolidation.

General and administrative expenses attributable to the reinsurance segment increased by $3.9 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increased expenses in 2010 related primarily to increased costs associated with new companies of approximately $3.0 million and additional letters of credit costs associated with portfolios of run-off business acquired during 2010.

Interest Expense:

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	10,253	17,583	7,330

Total	$10,253	$17,583	$7,330

Interest expense of $10.3 million and $17.6 million was recorded for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense was attributable primarily to the reduction and then elimination of the principal balance of the Cumberland Facility partially offset by interest expense incurred on both the Knapton Facility and the loan associated with the Repurchase Agreements.

Net Foreign Exchange Gain/(Loss):

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$(420)	$920	$(1,340)
Reinsurance	818	(24,707)	25,525

Total	$398	$(23,787)	$24,185

We recorded a foreign exchange gain of $0.4 million for the year ended December 31, 2010, as compared to a foreign exchange loss of $23.8 million for the year ended December 31, 2009.

In October 2010, we entered into a foreign currency forward exchange contract as part of our overall foreign currency risk management strategy. The terms of the contract are that on the value date, June 30, 2011, we will sell AU$45 million and receive $42.5 million. The contract exchange rate is AU$1 for $0.9439. As at December 31, 2010, the fair value of the contract was $(3.6) million, the effect of which we have recognized as a foreign exchange loss included as part of our net earnings. This loss was offset by foreign exchange gains of approximately $4.0 million arising primarily from our holdings of surplus British pounds and Australian dollars at a time when these currencies were appreciating against the U.S. dollar.

For the year ended December 31, 2009, $35.6 million (including noncontrolling interest’s share of $10.7 million) of the foreign exchange loss arose primarily as a result of holding surplus U.S. dollar denominated assets by Gordian, our Australian subsidiary, at a time when the U.S. dollar had weakened significantly against the Australian dollar.

Excluding the foreign exchange loss in Gordian of $35.6 million, exchange gains of $11.8 million were generated during the year ended December 31, 2009 primarily as a result of our holding surplus British pounds relating to cash collateral required to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound exchange rate to the U.S. dollar had increased from approximately £1 = $1.4593 as at January 1, 2009 to £1 = $1.6170 as at December 31, 2009. Since letters of credit were in excess of the British pound liabilities held by our subsidiaries, the subsidiary companies were unable to match the surplus assets against liabilities during the year, resulting in the foreign exchange gain.

In addition to the foreign exchange gain we recorded in our consolidated statement of earnings for the year ended December 31, 2010, we recorded in our consolidated statement of comprehensive income foreign currency translation adjustment gains for the year ended December 31, 2010 of approximately $22.5 million, as compared to gains of approximately $48.9 million for the year ended December 31, 2009. We have concluded that under the Foreign Currency Matters topic of the FASB ASC the functional currency of Gordian is Australian dollars. As a result, upon conversion of the net Australian dollar assets of Gordian to U.S. dollars, we recorded $22.4 million, net of noncontrolling interest of $9.6 million, of U.S. dollar foreign currency translation adjustment gains through accumulated other comprehensive income. This gain was due primarily to the appreciation in the Australian to U.S. dollar foreign exchange rate from AU$1 = $0.8977 as at December 31, 2009, to AU$1 = $1.0233 at December 31, 2010.

As our functional currency is the U.S. dollar, we seek to manage our exposure to foreign currency exchange by broadly matching foreign currency assets against foreign currency liabilities, subject to regulatory constraints.

The net impact on shareholders’ equity of foreign exchange movements relating specifically to Gordian are summarized in the table below:

	Year Ended December 31,
	2010	2009
	(in thousands of U.S. dollars)

Foreign exchange gains (losses) recorded through earnings (net of noncontrolling interest of $(0.4) million and $10.7 million)	$1,035	$(24,888)
Foreign exchange loss recorded through earnings related to the forward foreign exchange contract (net of noncontrolling interest of $1.1 million)	(2,501)	—
Foreign exchange gains recorded through accumulated other comprehensive income (net of noncontrolling interest of $(9.6) million and $(20.9) million, respectively)	22,403	48,753

Combined increase in shareholders’ equity	$20,937	$23,865

Income Tax (Expense)/Recovery:

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$33	$(2,402)	$2,435
Reinsurance	(87,165)	(25,203)	(61,962)

Total	$(87,132)	$(27,605)	$(59,527)

We recorded income tax expense of $87.1 million and $27.6 million for the years ended December 31, 2010 and 2009, respectively.

Income tax expense of $87.2 million and $25.2 million were recorded in the reinsurance segment for the years ended December 31, 2010 and 2009, respectively. The increase in tax arose due primarily to increased income from our U.K. subsidiaries and our Australian subsidiaries, which recorded increased taxes in 2010 of $27.2 million and $12.4 million, respectively.

In addition, during the three months ended December 31, 2010, in order to mitigate the tax impacts of inter-group transactions, the boards of our Australian group of companies elected to form a consolidated tax group. The impact of this tax consolidation resulted in resetting the cost base of certain assets, which is estimated to result in an additional tax liability of approximately $30.3 million.

Noncontrolling Interest

	Year Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)

Consulting	$—	$—	$—
Reinsurance	41,645	41,798	153

Total	$41,645	$41,798	$153

We recorded a noncontrolling interest in earnings of $41.6 million and $41.8 million for the years ended December 31, 2010 and 2009, respectively. The increase for the year ended December 31, 2010 related to the increase in earnings for those entities that have noncontrolling interests.

Comparison of Years Ended December 31, 2009 and 2008

We reported consolidated net earnings, before extraordinary item and net earnings attributable to noncontrolling interest, of approximately $177.0 million and $97.2 million for the years ended December 31, 2009 and 2008, respectively. The increase in earnings of approximately $79.8 million was attributable primarily to the following:

(i) an increase in investment income (net of realized and unrealized gains/(losses)) of $60.7 million primarily as a result of an increase, in 2009, in the fair value of our private equity portfolio classified as other investments of $5.2 million as compared to a writedown in 2008 of $84.1 million, partially offset by lower investment income reflecting the impact of lower global short-term and intermediate interest rates;

(ii) a larger net reduction in ultimate loss and loss adjustment expense liabilities of $17.5 million;

(iii) reduced interest expense of $5.8 million due primarily to an overall reduction in loan facility balances outstanding as at December 31, 2009 along with lower interest rates on outstanding term loan facility agreements;

(iv) a reduction in general and administrative expenses of $6.5 million primarily due to elimination of loan structure fees that were paid in 2008, partially offset by increased professional fees; and

(v) a reduction in income taxes of $19.2 million due to lower tax liabilities recorded on the results of our taxable subsidiaries; partially offset by

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

Consulting Fees

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$49,617	$54,158	$(4,541)
Reinsurance	(33,513)	(29,007)	(4,506)

Total	$16,104	$25,151	$(9,047)

Our consulting companies earned consulting fees of approximately $49.6 million and $54.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease in consulting fees related primarily to decreased management and incentive fees earned from third-party agreements.

Internal management fees of $33.5 million and $29.0 million were paid for the years ended December 31, 2009 and 2008, respectively, by our reinsurance companies to our consulting companies. The increase in internal management fees was due to increased management fees received from reinsurance companies we acquired during 2008.

Net Investment Income and Net Realized and Unrealized Gains/(Losses):

	Year Ended December 31,
				Net Realized and Unrealized
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

The average return on the cash, equities and fixed maturities investments (excluding any writedowns or appreciation related to our other investments) for the year ended December 31, 2009 was 2.13%, as compared to the average return of 4.62% for the year ended December 31, 2008. The average credit rating of Enstar’s fixed maturity investments at December 31, 2009 was AA.

Net realized and unrealized gains (losses) for the year ended December 31, 2009 and 2008 were $4.2 million and $(1.7) million, respectively. The increase was due primarily to mark-to-market gains earned during 2009 on our equity portfolios.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the Codification, we have categorized our investments recorded at fair value among levels as follows:

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2009 of $259.6 million was attributable to a reduction in estimates of net ultimate losses of $274.8 million, a reduction in aggregate provisions for bad debts of $11.7 million and a reduction in estimates of loss and loss adjustment expense liabilities of $50.4 million, relating to 2009 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $77.3 million.

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

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	Year Ended December 31,
	2009	2008
	(in thousands of U.S. dollars)

Balance as of January 1	$2,798,287	$1,591,449
Less: total reinsurance reserves recoverable	394,575	427,964

	2,403,712	1,163,485
Effect of exchange rate movement	73,512	(124,989)
Net reduction in ultimate loss and loss adjustment expense liabilities	(259,627)	(242,104)
Net losses paid	(257,414)	(174,013)
Acquired on purchase of subsidiaries	114,595	1,408,046
Retroactive reinsurance contracts assumed	56,630	373,287

Net balance as at December 31	2,131,408	2,403,712
Plus: total reinsurance reserves recoverable	347,728	394,575

Balance as at December 31	$2,479,136	$2,798,287

Salaries and Benefits:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$37,281	$33,196	$(4,085)
Reinsurance	31,173	23,074	(8,099)

Total	$68,454	$56,270	$(12,184)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $68.5 million and $56.3 million for the years ended December 31, 2009 and 2008, respectively.

The increase in salaries and benefits was primarily attributable to:

(i) an increase in the discretionary bonus expense in our reinsurance segment for the year ended December 31, 2009 of $9.5 million. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability; and

(ii) increased staff costs due to an increase in average staff numbers from 248 for the year ended December 31, 2008 to 287 for the year ended December 31, 2009; partially offset by

(iii) lower U.S. dollar costs of our U.K.-based staff following a reduction in the average British pound exchange rate from approximately 1.8524 to 1.5670 for the years ended December 31, 2008 and 2009, respectively. Of our total headcount as at December 31, 2009 and December 31, 2008, approximately 67% and 65%, respectively, were paid in British pounds.

General and Administrative Expenses:

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$19,870	$17,289	$(2,581)
Reinsurance	27,032	36,068	9,036

Total	$46,902	$53,357	$6,455

General and administrative expenses attributable to the reinsurance segment decreased by $9.0 million during the year ended December 31, 2009, as compared to the year ended December 31, 2008. For the year ended December 31, 2008, we incurred approximately $13.0 million of bank loan structure fees in respect of acquisitions we completed during 2008. For the year ended December 31, 2009 we did not incur any such fees. The reduced expenses in 2009 relating to lower bank loan structure fees were partially offset by increased costs associated with new companies acquired during 2008 along with increased professional fees due in part to legal fees incurred in respect of a lawsuit that was settled pursuant to a Mutual Release Agreement dated as of April 7, 2010.

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

Net Foreign Exchange (Loss):

	Year Ended December 31,
	2009	2008	Variance
	(in thousands of U.S. dollars)

Consulting	$920	$(1,167)	$2,087
Reinsurance	(24,707)	(13,819)	(10,888)

Total	$(23,787)	$(14,986)	$(8,801)

We recorded a foreign exchange loss of $23.8 million for the year ended December 31, 2009, as compared to a foreign exchange loss of $15.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, $35.6 million (including noncontrolling interests’ share of $10.7 million) of the foreign exchange loss arose primarily due to Gordian’s holdings of surplus U.S. dollar denominated assets at a time when the U.S. dollar had weakened significantly against the Australian dollar.

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

In addition to the foreign exchange losses recorded in our consolidated statement of earnings for the year ended December 31, 2009, we recorded in our consolidated statement of comprehensive income foreign currency translation adjustment gains for the year ended December 31, 2009 of $48.9 million, as compared to losses of $51.0 million for the year ended December 31, 2008. For the year ended December 31, 2009, these gains arose primarily as a result of foreign currency translation adjustments of $48.8 million, net of noncontrolling interest of $20.9 million, relating to Gordian. We have concluded that under the Foreign Currency Matters topic of FASB ASC, or ASC 830, the functional currency of Gordian is Australian dollars. As a result, upon conversion of the net Australian dollar assets of Gordian to U.S. dollars, we recorded $48.8 million, net of noncontrolling interest of $20.9 million, of U.S. dollar foreign currency translation adjustment gains through accumulated other comprehensive income. This gain was due primarily to the appreciation in the Australian to U.S. dollar foreign exchange rate from AU$1 = $0.7026 as at December 31, 2008, to AU$1 = $0.8977 at December 31, 2009.

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

Income tax expense of $25.2 million and $47.4 million were recorded in the reinsurance segment for the years ended December 31, 2009 and 2008, respectively. The decrease arose due primarily to a reduction in tax expense for the Cumberland group, which owns our Australian subsidiary, Gordian, from $46.3 million in 2008 down to $7.9 million in 2009, due primarily to a reduction in income earned in 2009 as compared to 2008. Reduced income at the local Gordian level for the year ended December 31, 2009 was attributable primarily to foreign exchange losses on surplus U.S. dollars. The reduction in tax expense attributable to Gordian for the year ended December 31, 2009 was partially offset by tax expense recorded by Unionamerica of approximately $20.4 million.

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

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, United States, Australia and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. As of December 31, 2010 and 2009, one of our U.S. insurance companies was not in compliance with its applicable risk-based capital level. We do not believe this company’s non-compliance will have a material impact on our ability to meet our cash obligations. With the exception of the above, all of our insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required as of December 31, 2010 and 2009. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital.

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemption of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions and additional investments. We expect that our reinsurance segment will have a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect that our consulting segment operating cash flows will generally be breakeven. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay cash dividends on our ordinary shares.

We maintain a short duration conservative investment strategy whereby, as of December 31, 2010, 45.2% of our fixed maturity portfolio classified as available-for-sale or trading was held with a maturity of less than one year and 89.3% had maturities of less than five years. Excluding the impact of commutations and any schemes of arrangement, should they be completed, we expect approximately 16.3% of the gross reserves to be settled within one year and approximately 64.1% of the reserves to be settled within five years. However, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses to less than five years. Therefore, the relatively short-duration investment portfolio is maintained in order to provide liquidity for commutation opportunities and preclude us from having to liquidate longer dated securities. As a result, we do not anticipate having to sell longer dated investments in order to meet future policyholder liabilities.

At December 31, 2010, total cash and investments were $3.88 billion, compared to $3.32 billion at December 31, 2009.

Reinsurance Recoverables

Our acquired reinsurance subsidiaries, prior to acquisition by us, used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $381.4 million and $397.6 million at December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, we had total reinsurance recoverables of $961.4 million and $638.3 million, respectively, of which $398.8 million and $409.6 million, respectively, were associated with two and three reinsurers rated AA- or higher by a major rating agency, respectively, which each represented 10% or more of total reinsurance balances receivable. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts. One major AA- rated reinsurer was included in the 2009 figure for reinsurers each representing 10% or more of total reinsurance balances receivable but, for the year ended December 31, 2010, is now excluded as its balance receivable is now less than 10% of the total reinsurance balance receivable.

During 2010 and 2009, we completed six and two acquisitions, respectively, of insurance companies in run-off and entered into eight and one acquisitions of portfolios of insurance and reinsurance businesses in run-off, respectively. These transactions included the acquisition of additional reinsurance balances receivable together with the related provisions for uncollectible reinsurance. The aggregate provision for uncollectible reinsurance recoverable at December 31, 2010 amounted to approximately 28.4% of the total reinsurance recoverables balance, before provisions for uncollectible reinsurance, compared to approximately 38.4% at December 31, 2009.

The overall bad debt provision percentage on the reinsurance asset has decreased as new acquisitions during 2010 have lower bad debt provisions than that established as at December 31, 2009.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Total cash (used in) provided by:	2010	2009	2008
	(in thousands of U.S. dollars)

Operating activities	$(609,211)	$(198,055)	$157,187
Investing activities	253,461	(259,814)	245,062
Financing activities	(124,697)	(199,684)	624,584
Effect of exchange rate changes on cash	13,156	57,452	(155,524)

(Decrease) increase in cash and cash equivalents	$(467,291)	$(600,101)	$871,309

See “Item 8. Financial Statements and Supplementary Data — Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008” for further information.

Operating

Net cash used in our operating activities for the year ended December 31, 2010 was $609.2 million compared to $198.1 million for the year ended December 31, 2009. This $411.1 million increase in cash used in operating activities was due primarily to the following:

1) an increase of $838.5 million in the net purchases of trading securities between 2010 and 2009 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

2) an increase of $206.0 million in funds withheld by clients on our behalf between 2010 and 2009 due primarily to us entering into quota share reinsurance agreements with Allianz and IICH with respect to specific portfolios of run-off business; partially offset by

3) an increase of $654.4 million in losses and loss adjustment expenses between 2010 and 2009.

Net cash (used in) provided by our operating activities for the year ended December 31, 2009 was $(198.1) million compared to $157.2 million for the year ended December 31, 2008. This $355.3 million increase in cash used in operating activities was due primarily to the following:

1) a reduction of $179.1 million in the net sales of trading securities on behalf of policyholders between 2008 and 2009 due primarily to the funding of the 2008 commutation settlement relating to one such policyholder;

2) a reduction of $90.3 million in net losses from other investments between 2009 and 2008; and

3) a reduction of $236.1 million in losses and loss adjustment expenses between 2009 and 2008 partially offset by $91.7 million of associated changes in net reinsurance balances payable and receivable.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by (used in) investing activities was $253.5 million during the year ended December 31, 2010 compared to $(259.8) million during the year ended December 31, 2009. The increase of $513.3 million in investing cash flows between 2010 and 2009 was due primarily to the following:

1) a decrease of $315.7 million in the purchases of available-for-sale and held-to-maturity securities between 2010 and 2009 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

2) an increase of $259.6 million in the sales and maturity of available-for-sale and held-to-maturity securities between 2010 and 2009 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities; and

3) an increase of $98.9 million in the funding of other investments between 2010 and 2009 due to the increased investment in our private equity investments; partially offset by

4) $31.6 million received on the sale of a partly owned company.

Net cash (used in) provided by investing activities was $(259.8) million during the year ended December 31, 2009 compared to $245.1 million during the year ended December 31, 2008. The decrease of $504.9 million in the investing cash flows between 2009 and 2008 was due primarily to the following:

1) a reduction in the number of acquisitions in 2009 as compared to 2008, which resulted in a net reduction of cash flows related to acquisitions of $186.8 million; and

2) an increase of $409.6 million in the net purchases of available-for-sale and held-to-maturity securities between 2009 and 2008 due to the decision of our investment committee to increase the allocation to short-duration securities from available cash balances.

Financing

Net cash used in financing activities was $124.7 million during the year ended December 31, 2010 compared to $199.7 million during the year ended December 31, 2009. The decrease of $75.0 million in cash used in financing activities was primarily attributable to the following:

1) an increase of $161.4 million in cash received attributable to bank loans between 2010 and 2009, offset partially by an increase of $62.7 million in the repayment of bank loans; and

2) an increase of $49.2 million in dividends paid to noncontrolling interest in 2010, offset partially by contributions of $28.7 million to surplus of subsidiary by noncontrolling interest.

Net cash (used in) provided by financing activities was $(199.7) million during the year ended December 31, 2009 compared to $624.6 million during the year ended December 31, 2008. The increase of $824.3 million in cash used in financing activities was attributable primarily to the following:

1) a reduction in cash received attributable to bank loans from $572.8 million in 2008 to $nil in 2009 due to the significant reduction in the number and size of acquisitions completed in 2009. All of the 2009 acquisitions that were completed were funded from available cash on hand;

2) a reduction in cash contributions received from noncontrolling interests from $163.8 million in 2008 to $nil in 2009 due to none of the acquisitions completed in 2009 having a third-party participation; and

3) a reduction of $112.6 million in proceeds from issuance of ordinary shares from 2008 to 2009.

Investments

The maturity distribution for our fixed maturity securities held as of December 31, 2010 and December 31, 2009 was as follows:

	December 31, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)

Due in one year or less	$966,319	45.3%	$639,191	41.7%
Due after one year through five years	940,017	44.0%	680,630	44.4%
Due after five years through ten years	47,627	2.2%	101,868	6.6%
Due after ten years	10,387	0.5%	28,682	1.9%

	1,964,350	92.0%	1,450,371	94.6%
Residential mortgage-backed	102,506	4.8%	17,644	1.2%
Commercial mortgage-backed	38,841	1.8%	30,409	2.0%
Asset backed	28,613	1.4%	33,991	2.2%

Total	$2,134,310	100.0%	$1,532,415	100.0%

Long-Term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions along with a loan outstanding in relation to the Repurchase Agreements entered into with three of our executives and certain trusts and a corporation affiliated with the executives. We draw down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company. We incurred interest expense on our loan facilities and loan outstanding relating to the Repurchase Agreements of $10.3 million and $17.6 million for the years ended December 31, 2010 and 2009, respectively.

Total amounts of loans payable outstanding as of December 31, 2010 and 2009 totaled $245.3 million and $255.0 million, respectively, and were comprised as follows:

Facility	Date of Facility	December 31, 2010	December 31, 2009
		(in thousands of U.S. dollars)

Cumberland — Facility B	March 4, 2008	$—	$67,071
Unionamerica — Facility A	December 30, 2008	71,259	155,268
Unionamerica — Facility B	December 30, 2008	154	32,622
Knapton	April 20, 2010	21,532	—
Enstar Group — Facility A	December 29, 2010	52,100	—
Enstar Group — Facility B	December 29, 2010	62,900	—

Total long-term bank debt		207,945	254,961
Repurchase Agreements	October 1, 2010	37,333	—

Total loans payable		$245,278	$254,961

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

Cumberland had fully repaid Cumberland Facility A as of December 31, 2009.

The interest rate on Cumberland Facility B was LIBOR plus 2.75%. The outstanding Cumberland Facility B loan balance as of December 31, 2009 was AU$74.7 million (approximately $67.1 million). On September 10, 2010, Cumberland fully repaid the remaining outstanding principal and accrued interest on Cumberland Facility B of AU$76.4 million ($70.8 million).

Unionamerica

On December 30, 2008, in connection with the Unionamerica Holdings Limited acquisition, Royston Run-off Limited, or Royston, borrowed the full amount of $184.6 million available under a term facilities agreement, or the Unionamerica Facilities Agreement, with National Australia Bank Limited, or NABL. Of that amount, Royston borrowed $152.6 million under Facility A, or Unionamerica Facility A, and $32.0 million under Facility B, or Unionamerica Facility B. Unionamerica Facility A was partially repaid in December 2010 and, as of December 31, 2010, the remaining outstanding loan balance was $71.3 million compared to $155.3 million as of December 31, 2009. Unionamerica Facility B was fully repaid in December 2010 and, as of December 31, 2010, the remaining outstanding balance of $0.2 million related to accrued interest outstanding. As of December 31, 2009, the outstanding Unionamerica Facility B loan balance was $32.6 million.

The loans are secured by a lien covering all of the assets of Royston. Unionamerica Facility A is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. Unionamerica Facility B was repayable within four years from October 3, 2008. On August 4, 2009, Royston entered into an amendment and restatement of the Unionamerica Facilities Agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by us of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Unionamerica Facilities Agreement), the lenders may declare that all amounts outstanding under the Unionamerica Facilities Agreement are immediately due and payable, declare that all borrowed amounts be paid upon demand, or proceed against the security. Amounts outstanding under the Unionamerica Facilities Agreement are also subject to acceleration by the lenders in the event of a change of control of Royston, successful application by Royston or certain of its affiliates (other than us) for listing on a stock exchange, or total amounts outstanding under the facilities decreasing below $10.0 million. The Unionamerica Facilities Agreement contains various financial and business covenants for Unionamerica Facilities A and B. As of December 31, 2010, all of the financial covenants relating to the Unionamerica facilities were met. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

In January 2011, the accrued interest outstanding of $0.2 million relating to Unionamerica Facility B was settled. In addition, on March 3, 2011, we repaid an additional $40.5 million of the outstanding loan balance of Unionamerica Facility A. As of March 3, 2011, the remaining outstanding loan balance of Unionamerica Facility A, inclusive of accrued interest, was $30.6 million.

Knapton

In April 2010, Knapton Holdings entered into the Knapton Facility, a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially fund the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries. As of December 31, 2010, all of the covenants relating to the Knapton Facility were met and the outstanding loan balance, inclusive of accrued interest, was $21.5 million.

EGL Facility

On July 16, 2010, we entered into the EGL Facility, an unsecured term facility agreement with a London-based bank. On July 19, 2010, we drew down $25.0 million from the EGL Facility to fund the acquisition of PWAC. The EGL Facility accrued interest at an interest rate of LIBOR plus 2.75% and was repayable in three months. It contained various financial and business undertakings. On September 13, 2010, we fully repaid the EGL Facility.

Enstar Group Facility

On December 29, 2010, we, as borrower, and certain of our subsidiaries, as guarantors, borrowed the full amount of $115.0 million available under a term facilities agreement, or the Enstar Facilities Agreement, with Barclays Corporate, as mandated lead arranger, and Barclays Bank PLC, as lender, agent and security agent. Of that amount, we borrowed $52.1 million under Facility A, or Enstar Facility A, and $62.9 million under Facility B, or Enstar Facility B. The drawdown of Enstar Facility B was used to partially fund the obligations of one of our subsidiaries under the CIGNA reinsurance transaction, with the remainder being used for general corporate purposes. The drawdown of Enstar Facility A was used to repay internal group loans. As of December 31, 2010, the remaining outstanding loan balances, inclusive of accrued interest, related to Enstar Facilities A and B were $52.1 million and $62.9 million, respectively.

The loans are secured by a pledge of the shares of certain of our subsidiaries. Both Enstar Facilities A and B must be repaid in three equal annual installments on the anniversary date of the Enstar Facilities Agreement. Interest is payable quarterly and the interest rate on both Enstar Facilities A and B is LIBOR plus 3.00%. The Enstar Facilities Agreement terminates on December 29, 2013.

During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Enstar Facilities Agreement), the lenders may declare that all or a portion of amounts outstanding under the Enstar Facilities Agreement are immediately due and payable, declare that all or a portion of borrowed amounts be paid upon demand, or proceed against the security. The Enstar Facilities Agreement contains various financial and business covenants for Enstar Facilities A and B. As of December 31, 2010, all of the financial covenants relating to the Enstar Facilities A and B were met.

Clarendon Facility

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with a London-based bank. The Clarendon Facility provides for a four-year term loan facility, which will be available to be drawn to fund up to 50% of the purchase price of Clarendon. As of March 4, 2011, Clarendon Holdings, Inc. has not borrowed any of the amount available under the Clarendon Facility.

The Clarendon Facility will be secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock and limitations of liens on the stock.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the term facility agreement), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Clarendon Facility terminates and all amounts borrowed must be repaid on the fourth anniversary of the date the term loan is made.

Share repurchase agreements

On October 1, 2010, we entered into the Repurchase Agreements with three of our executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. We repurchased, in aggregate, 600,000 ordinary shares from Dominic F. Silvester (our Chief Executive Officer and Chairman of the Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (our Joint Chief Operating Officer, Executive Vice President and a member of our Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (our Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by us through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, we entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements. On December 31, 2010, we repaid $18.7 million of the promissory notes and $0.4 million of accrued interest.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at December 31, 2010. The table does not reflect certain acquisition-related payments potentially due in the future.

	Payment Due by Period
		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in millions of U.S. dollars)

Operating Activities
Estimated gross reserves for loss and loss adjustment expenses(1)	$3,291.3	$610.0	$1,053.2	$572.0	$1,056.1
Operating lease obligations(2)	10.3	3.2	4.6	2.3	0.2
Investing Activities
Investment commitments(3)	84.7	26.0	34.1	24.6	—
Financing Activities
Loan repayments (including interest payments)(4)	256.9	156.8	100.1	—	—

Total	$3,643.2	$796.0	$1,192.0	$598.9	$1,056.3

(1)	We are obligated to pay claims for specified loss events covered by the insurance and reinsurance contracts we have. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” beginning on page 72 for further information. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.

(2)	We lease office space in a number of locations, with such leases expiring at varying dates. We renew and enter into new leases in the ordinary course of business, as required.

(3)	For further details on the terms of our investment commitments, refer to Note 20 to our consolidated financial statements.

(4)	For further details on the terms of on our loan repayments, refer to Note 11 to our consolidated financial statements.

We have an accrued liability of approximately $5.6 million for unrecognized tax benefits as of December 31, 2010. We are uncertain as to if or when such amounts may be settled with any tax authorities. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

In 2006, we committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2010, the capital contributed to the Flowers Fund was $97.1 million, with the remaining commitment being approximately $2.9 million.

As at December 31, 2010, we guaranteed the obligations of two of our subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £19.5 million (approximately $30.4 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and insurance contract requirements of one of the subsidiaries. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at December 31, 2010, we had not recorded any liabilities associated with the guarantees. As of February 28, 2011, our total guarantee has increased to £26.5 million (approximately $41.4 million) in respect of our increased capital commitment to Lloyd’s Syndicate 2008.

As at December 31, 2010, we provided guarantees supporting the obligations of one of our subsidiaries in respect of the acquisition, by the subsidiary, of two portfolios of insurance and reinsurance businesses in run-off. The total guarantees provided are approximately $198.4 million and will increase or decrease over time in line with relevant independent actuarial assessments, but will always be subject to an overall maximum cap with respect to reinsurance liabilities.

On September 10, 2008, we made a commitment to invest an aggregate of $100.0 million in J.C. Flowers Fund III L.P., or Fund III. Our commitment may be drawn down by Fund III over approximately the next five years. As of December 31, 2010, the capital contributed to the fund was $18.3 million with the remaining outstanding commitment being $81.7 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of our board of directors and one of our largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, who served as our Executive Chairman and a member of our board of directors until his resignation on August 20, 2010, is a Managing Director of J.C. Flowers & Co. LLC.

We have made a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2010, the capital contributed to GSC was $9.9 million, with the remaining commitment being $0.1 million.

On November 8, 2010, we, through our wholly-owned subsidiary, Kenmare, entered into a definitive agreement for the purchase of CitiLife Financial Limited from Citigroup Insurance Holding Corporation, an affiliate of Citigroup Inc. The purchase price is €30 million (approximately $40.2 million) and is expected to be financed from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2011.

On December 22, 2010, we, through our wholly-owned subsidiary, Clarendon Holdings, Inc., entered into a definitive agreement for the purchase of Clarendon for a purchase price of approximately $200 million. The purchase price will be financed in part by a bank loan facility provided by a London-based bank entered into on March 4, 2011 and in part from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2011.

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. Our capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $33.3 million).

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2010, we do not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk

Our balance sheets include a substantial amount of assets and, to a lesser extent, liabilities whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our most significant market risks are associated primarily with changes in interest rates and foreign currency exchange rates. The following provides an analysis of the potential effects that these market risk exposures could have on our future earnings.

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments at December 31, 2010. The modeling of this effect was performed on our investments classified as trading and available-for-sale. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value
of Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
	−50	−25	0	+25	+50
	(in thousands of U.S. dollars)

Total Market Value	$2,151,944	$2,143,127	$2,134,310	$2,125,493	$2,116,676
Market Value Change from Base	0.8%	0.4%	0%	(0.4)%	(0.8)%
Change in Unrealized Value	$17,634	$8,817	$0	$8,817	$17,634

As a holder of fixed maturity securities and mutual funds, we also have exposure to credit risk. At December 31, 2010, approximately 59.2% of our fixed maturity investment portfolio was rated AA or higher by a major rating agency.

At December 31, 2010, reinsurance receivables of $398.8 million were associated with two reinsurers and represented 41.5% of reinsurance balances receivable. These reinsurers are rated AA- or higher by a major rating agency. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

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

Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints, and to selectively use foreign currency exchange contracts. The matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet certain local country branch and regulatory requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities. In October 2010, we also entered into a foreign currency forward exchange contract pursuant to which we will sell AU$45.0 million for $42.5 million on June 30, 2011.

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

The tables below summarize our gross and net exposure as of December 31, 2010 and 2009 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

2010	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total assets	$751.1	$270.9	$57.6	$58.7	$48.7	$1,187.0
Total liabilities	795.7	267.7	82.7	41.5	31.6	1,219.2

Net foreign currency exposure	$(44.6)	$3.2	$(25.1)	$17.2	$17.1	$(32.2)

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(4.4)	$0.3	$(2.5)	$1.7	$1.7	$(3.2)

(1)	Assumes 10% change in U.S. dollar relative to other currencies

2009	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)

Total assets	$572.0	$225.3	$57.4	$64.2	$23.1	$942.0
Total liabilities	536.1	181.8	40.9	41.4	20.8	821.0

Net foreign currency exposure	$35.9	$43.5	$16.5	$22.8	$2.3	$121.0

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$3.6	$4.4	$1.6	$2.3	$0.2	$12.1

(1)	Assumes 10% change in U.S. dollar relative to other currencies

The tables below summarize our gross and net exposure as of December 31, 2010 and 2009 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

2010	GBP	Euro	USD	CDN	Other	Total
	(in millions of U.S. dollars)

Total assets	$5.3	$5.1	$128.9	$0.1	$2.4	$141.8
Total liabilities	8.2	7.0	73.2	0.8	0.1	89.3

Net foreign currency exposure	$(2.9)	$(1.9)	$55.7	$(0.7)	$2.3	$52.5

Pre-tax impact of a 10% movement of the Australian dollar(1)	$(0.3)	$(0.2)	$5.6	$—	$0.2	$5.3

(1)	Assumes 10% change in Australian dollar relative to other currencies

2009	GBP	Euro	USD	CDN	Other	Total
	(in millions of U.S. dollars)

Total assets	$16.0	$5.3	$204.5	$(0.1)	$2.3	$228.0
Total liabilities	11.2	12.4	115.3	0.2	0.3	139.4

Net foreign currency exposure	$4.8	$(7.1)	$89.2	$(0.3)	$2.0	$88.6

Pre-tax impact of a 10% movement of the Australian dollar(1)	$0.5	$(0.7)	$8.9	$—	$0.2	$8.9

(1)	Assumes 10% change in Australian dollar relative to other currencies

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited

We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted the new guidance issued by the United States Financial Accounting Standards Board on the accounting for noncontrolling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche

Hamilton, Bermuda
March 4, 2011

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(expressed in thousands of U.S. dollars, except
	share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2010 — $7,209; 2009 — $45,046)	$7,263	$45,206
Short-term investments, held-to-maturity, at amortized cost (fair value: 2010 — $nil; 2009 — $159,333)	—	159,210
Short-term investments, trading, at fair value	507,978	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2010 — $1,068,540; 2009 — $69,976)	1,094,947	69,892
Fixed maturities, held-to-maturity, at amortized cost (fair value: 2010 — $nil; 2009 — $1,169,934)	—	1,152,330
Fixed maturities, trading, at fair value	524,122	88,050
Equities, trading, at fair value	60,082	24,503
Other investments, at fair value	234,714	81,801

Total investments	2,429,106	1,620,992
Cash and cash equivalents	799,154	1,266,445
Restricted cash and cash equivalents	656,200	433,660
Accrued interest receivable	19,980	16,108
Accounts receivable	24,790	17,657
Income taxes recoverable	7,968	3,277
Reinsurance balances receivable	961,442	638,262
Funds held by reinsured companies	274,699	68,660
Investment in partly owned company	—	20,850
Goodwill	21,222	21,222
Other assets	41,343	63,709

TOTAL ASSETS	$5,235,904	$4,170,842

LIABILITIES
Losses and loss adjustment expenses	$3,291,275	$2,479,136
Reinsurance balances payable	231,435	162,576
Accounts payable and accrued liabilities	94,390	60,878
Income taxes payable	50,075	51,854
Loans payable	245,278	254,961
Other liabilities	107,630	85,285

TOTAL LIABILITIES	4,020,083	3,094,690

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (authorized 2010: 156,000,000; 2009: 156,000,000)
Ordinary shares (issued and outstanding 2010: 12,940,021; 2009: 13,580,793)	12,940	13,581
Non-voting convertible ordinary shares (issued 2010: 2,972,892; 2009: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2010: 2,972,892; 2009: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	667,907	721,120
Accumulated other comprehensive income	35,017	8,709
Retained earnings	651,143	477,057

Total Enstar Group Limited Shareholders’ Equity	948,421	801,881
Noncontrolling interest	267,400	274,271

TOTAL SHAREHOLDERS’ EQUITY	1,215,821	1,076,152

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,235,904	$4,170,842

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(expressed in thousands of U.S.
	dollars, except share and per share data)

INCOME
Consulting fees	$23,015	$16,104	$25,151
Net investment income	99,906	81,371	26,601
Net realized and unrealized gains (losses)	13,137	4,237	(1,655)

	136,058	101,712	50,097

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(278,065)	(274,825)	(161,437)
Reduction in provisions for bad debt	(49,556)	(11,718)	(36,136)
Reduction in provisions for unallocated loss adjustment expense liabilities	(39,651)	(50,412)	(69,056)
Amortization of fair value adjustments	55,438	77,328	24,525

	(311,834)	(259,627)	(242,104)
Salaries and benefits	86,677	68,454	56,270
General and administrative expenses	59,201	46,902	53,357
Interest expense	10,253	17,583	23,370
Net foreign exchange (gain) loss	(398)	23,787	14,986

	(156,101)	(102,901)	(94,121)

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS (LOSS) OF PARTLY OWNED COMPANY	292,159	204,613	144,218
INCOME TAXES	(87,132)	(27,605)	(46,854)
SHARE OF NET EARNINGS (LOSS) OF PARTLY OWNED COMPANY	10,704	—	(201)

EARNINGS BEFORE EXTRAORDINARY GAIN	215,731	177,008	97,163
Extraordinary gain — Negative goodwill	—	—	50,280

NET EARNINGS	215,731	177,008	147,443
Less: Net earnings attributable to noncontrolling interest (including share of extraordinary gain of $nil, $nil and $15,084, respectively)	(41,645)	(41,798)	(65,892)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$174,086	$135,210	$81,551

EARNINGS PER SHARE — BASIC:
Earnings before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$12.91	$10.01	$3.67
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	2.78

Net earnings attributable to Enstar Group Limited ordinary shareholders	$12.91	$10.01	$6.45

EARNINGS PER SHARE — DILUTED:
Earnings before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$12.66	$9.84	$3.59
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	2.72

Net earnings attributable to Enstar Group Limited ordinary shareholders	$12.66	$9.84	$6.31

Weighted average ordinary shares outstanding — basic	13,489,221	13,514,207	12,638,333
Weighted average ordinary shares outstanding — diluted	13,751,256	13,744,661	12,921,475
AMOUNTS ATTRIBUTABLE TO ENSTAR GROUP LIMITED ORDINARY SHAREHOLDERS:
Earnings before extraordinary gain	$174,086	$135,210	$46,355
Extraordinary gain — Negative goodwill	—	—	35,196

Net earnings	$174,086	$135,210	$81,551

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(expressed in thousands of
	U.S. dollars)

NET EARNINGS	$215,731	$177,008	$147,443

Other comprehensive income:
Unrealized holding gains (losses) on investments arising during the period	19,722	(3,332)	8,525
Reclassification adjustment for net realized and unrealized (gains) losses included in net earnings	(13,137)	(4,237)	1,655
Increase in defined benefit pension liability	(1,000)	—	—
Currency translation adjustment	32,077	69,833	(66,411)

Total other comprehensive income (loss)	37,662	62,264	(56,231)

Comprehensive income	253,393	239,272	91,212

Less comprehensive income attributable to noncontrolling interest	(53,000)	(64,483)	(46,567)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$200,393	$174,789	$44,645

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of year	$13,581	$13,334	$11,920
Issue of shares	80	170	1,375
Shares repurchased	(800)	—	—
Share awards granted/vested	79	77	39

Balance, end of year	$12,940	$13,581	$13,334

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973

Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of year	$721,120	$709,485	$590,934
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiary	(3,229)	2,716	—
Issue of shares	514	5,352	115,392
Shares repurchased	(55,200)	—	—
Share awards granted/vested	3,202	3,567	2,551
Amortization of share awards	1,500	—	608

Balance, end of year	$667,907	$721,120	$709,485

Accumulated Other Comprehensive Income (Loss) Attributable to Enstar Group Limited
Balance, beginning of year	$8,709	$(30,871)	$6,035
Foreign currency translation adjustments	22,476	48,939	(47,086)
Increase in defined benefit pension liability	(1,000)	—	—
Net movement in unrealized holding gains (losses) on investments	4,832	(9,359)	10,180

Balance, end of year	$35,017	$8,709	$(30,871)

Retained Earnings
Balance, beginning of year	$477,057	$341,847	$260,296
Net earnings attributable to Enstar Group Limited	174,086	135,210	81,551

Balance, end of year	$651,143	$477,057	$341,847

Noncontrolling Interest
Balance, beginning of year	$274,271	$256,022	$63,437
Return of capital	(39,381)	(38,010)	—
Contribution of capital	28,742	—	161,409
Equity attributable to noncontrolling interest on acquisition of noncontrolling shareholders’ interest in subsidiary	—	(7,244)	—
Dividends paid	(49,232)	(980)	(15,392)
Net earnings attributable to noncontrolling interest	41,645	41,798	65,892
Foreign currency translation adjustments	9,602	20,894	(19,324)
Net movement in unrealized holding gains on investments	1,753	1,791	—

Balance, end of year	$267,400	$274,271	$256,022

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(expressed in thousands of
	U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$215,731	$177,008	$147,443
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Negative goodwill	—	—	(50,280)
Share of undistributed net (earnings) loss of partly owned company	(10,704)	—	201
Net realized and unrealized investment (gain) loss	(13,137)	(4,237)	1,655
Share of net (gain) loss from other investments	(18,645)	(5,157)	85,157
Share-based compensation expense	1,562	—	608
Other items	(550)	6,765	7,656
Depreciation and amortization	1,516	1,138	808
Amortization of bond premiums and discounts	10,275	5,926	(1,278)
Net movement of trading securities held on behalf of policyholders	44,766	28,054	207,132
Sales and maturities of trading securities	563,729	13,289	—
Purchases of trading securities	(1,406,547)	(17,598)	—
Changes in assets and liabilities:
Reinsurance balances receivable	(13,899)	70,166	24,270
Other assets	(186,247)	(877)	45,301
Losses and loss adjustment expenses	150,009	(504,378)	(268,333)
Reinsurance balances payable	19,175	(28,268)	(74,042)
Accounts payable and accrued liabilities	18,557	11,428	(11,349)
Other liabilities	15,198	48,686	42,238

Net cash flows (used in) provided by operating activities	(609,211)	(198,055)	157,187

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$173,740	$67,804	$254,613
Purchase of available-for-sale securities	—	(222,891)	(212,342)
Sales and maturities of available-for-sale securities	347,214	688,180	263,299
Purchase of held-to-maturity securities	(780,889)	(873,679)	—
Sales and maturity of held-to-maturity securities	786,651	186,092	136,305
Movement in restricted cash and cash equivalents	(187,025)	(85,005)	(141,475)
Funding of other investments	(116,720)	(17,863)	(33,488)
Purchase of investment in partly owned company	—	—	(21,387)
Sale of investment in partly owned company	31,554	—	—
Other investing activities	(1,064)	(2,452)	(463)

Net cash flows provided by (used in) investing activities	253,461	(259,814)	245,062

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$(39,381)	$(38,990)	$(27,146)
Contribution to surplus of subsidiary by noncontrolling interest	28,742	—	163,848
Dividends paid to noncontrolling interest	(49,231)	—	—
Receipt of loans	161,400	—	572,791
Repayment of loans	(226,227)	(163,490)	(200,301)
Proceeds from issuance of ordinary shares	—	2,796	115,392

Net cash flows (used in) provided by financing activities	(124,697)	(199,684)	624,584

TRANSLATION ADJUSTMENT	13,156	57,452	(155,524)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(467,291)	(600,101)	871,309
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,266,445	1,866,546	995,237

CASH AND CASH EQUIVALENTS, END OF YEAR	$799,154	$1,266,445	$1,866,546

Supplemental Cash Flow Information
Net income taxes paid	$73,368	$20,143	$6,195
Interest paid	$10,404	$11,846	$14,853

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008
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

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Cash and cash equivalents — The Company considers all highly liquid debt instruments purchased with an initial maturity of ninety-two days or less to be cash and cash equivalents.

Investments  —

a) Short-term investments:  Short-term investments comprise securities with a maturity greater than ninety-two days but less than one year from the date of purchase. Short-term investments classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Short-term investments classified as held-to-maturity are carried at purchase cost adjusted for amortization of premiums and discounts. Short-term investments classified as trading are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities using an effective yield method. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. For mortgage-backed and asset-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis.

b) Fixed maturities:  Debt securities classified as held-to-maturity investments are carried at purchase cost adjusted for amortization of premiums and discounts. Debt investments classified as trading securities are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses. Debt securities classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities using an effective yield method. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. For mortgage-backed and asset backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

c) Equity securities:  Equity investments are classified as trading securities and are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.

d) Other investments:  Other investments include investments in limited partnerships and limited liability companies (collectively “private equities”), bond and hedge funds which value their investments at fair value. The Company has no significant influence and does not participate in the management of these investments. Other investments are accounted for at estimated fair values, determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. The Company records movement in the value of its other investments through earnings. Significant estimates are involved in the valuation of other investments. Because of the inherent uncertainty of valuation, the estimates of fair value may differ significantly from the values that would have been used had a ready market for the other investments existed. The differences could be significant.

Investments classified as held-to-maturity and available-for-sale are reviewed quarterly to determine if they have sustained an impairment of value that is considered to be other than temporary. The process includes reviewing each fixed maturity investment that is impaired and: (1) determining if the Company has the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment. In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the fixed maturity investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the fixed maturity investment to make scheduled interest or principal payments. If management concludes a security is other-than-temporarily impaired (“OTTI”) then the difference between the fair value and the amortized cost of the security is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s earnings. Realized gains and loss on sales of investments classified as available-for-sale and trading securities are recognized in the consolidated statements of earnings. Investment purchases and sales are recorded on a trade-date basis.

Derivative instruments — The Company may enter into derivative instruments such as futures, options, interest rate swaps and foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. All derivative instruments are measured at fair value and recognized as either assets or liabilities in the consolidated balance sheets. Change in fair value and realized gains or losses on derivative instruments are recorded in the consolidated statements of earnings.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign currencies — At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the Company are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the applicable year. The resulting exchange gains or losses are included in net earnings.

Assets and liabilities of subsidiaries are translated into U.S. dollars at the year-end rates of exchange. Revenues and expenses of subsidiaries are translated into U.S. dollars at the average rates of exchange for the applicable year.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Standards

In June 2009, the United States Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“the Codification”) as the source of authoritative U.S. GAAP for non-governmental entities, in addition to guidance issued by the U.S. Securities and Exchange Commission (“SEC”). The Codification supersedes all then-existing, non-SEC accounting and reporting standards and reorganizes existing U.S. GAAP into authoritative accounting topics and sub-topics. The Company adopted the Codification as of September 30, 2009, and it impacted the Company’s disclosures by eliminating all references to pre-Codification standards.

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

In January 2010, the Company adopted the revised guidance issued by FASB for the consolidation of variable interest entities. The revised guidance requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. It prescribes the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The adoption of the revised guidance did not have any impact on the consolidated financial statements.

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

In February, 2010, FASB amended its guidance on subsequent events in order to alleviate potential conflicts between FASB’s guidance and the SEC’s filing requirements. Companies filing periodic reports with the SEC are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately upon issuance. The adoption of this guidance had no impact on the Company’s results of operations or financial condition. While the Company’s consolidated financial statements no longer disclose the date through which it has evaluated subsequent events, the Company continues to be required to evaluate subsequent events through the date when its financial statements are issued.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards Not Yet Adopted

In December 2010, FASB provided additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. Under the new guidance, Step 2 of the goodwill impairment test must be performed when adverse qualitative factors indicate that goodwill is more likely than not impaired. This guidance will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the revised guidance will not have a material impact on the consolidated financial statements.

In December 2010, FASB issued new guidance specifying that if a public entity presents comparative financial statements, the entity should disclose, in its supplementary pro-forma information, revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance is effective prospectively for business combinations that are consummated in fiscal years beginning on or after December 15, 2010, with earlier application permitted. The adoption of the revised guidance will not have a material impact on the consolidated financial statements.

On October 1, 2010, the Company adopted new guidance issued by FASB requiring disclosures about the nature of credit risk in financing receivables and how that risk is analyzed in determining the related allowance for credit losses, as well as details on changes in the allowance for credit losses during the reporting period. Additional disclosures with respect to this guidance have been provided in Note 8.

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

2008

Guildhall

On February 29, 2008, the Company completed the acquisition of Guildhall Insurance Company Limited (“Guildhall”), a U.K.-based reinsurance company that has been in run-off since 1986, for total purchase price of approximately £33.4 million (approximately $65.9 million). The purchase price was financed by the drawdown of approximately £16.5 million (approximately $32.5 million) from a facility loan agreement with a London-based bank; approximately £5.0 million (approximately $10.0 million) from J.C. Flowers II, L.P. (the “Flowers Fund”), by way of non-voting equity participation; and the balance of approximately £11.9 million (approximately $23.5 million) from available cash on hand. In September 2008, the facility loan was repaid in full.

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

Gordian

On March 5, 2008, the Company completed the acquisition of AMP Limited’s Australian-based closed reinsurance and insurance operations (“Gordian”). The total purchase price was approximately AU$436.9 million (approximately $405.4 million) and was financed by approximately AU$301.0 million (approximately $276.5 million), including an arrangement fee of AU$4.5 million (approximately $4.2 million), from bank financing provided jointly by a London-based bank and a German bank (the Flowers Fund is a significant shareholder of the German bank); approximately AU$41.6 million (approximately $39.5 million) from the Flowers Fund, by way of non-voting equity participation; and approximately AU$98.7 million (approximately $93.6 million) from available cash on hand. In September 2010, the facility was repaid in full.

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

Seaton and Stonewall

On June 13, 2008, the Company’s indirect subsidiary, Virginia Holdings Ltd. (“Virginia”), completed the acquisition of 44.4% of the outstanding capital stock of Stonewall Acquisition Corporation (“Stonewall”) from Dukes Place Holdings, L.P., a portfolio company of GSC European Mezzanine Fund II, L.P. At that time, Stonewall Acquisition Corporation was the parent of two Rhode Island-domiciled insurers, Stonewall Insurance Company and Seaton Insurance Company, both of which are in run-off. The total purchase price of $21.4 million was funded from available cash on hand.

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

Stonewall entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by Stonewall and certain other assets were later distributed between Dukes Place Holdings, L.P. and Virginia.

Goshawk

On June 20, 2008, the Company, through its wholly-owned subsidiary, Enstar Acquisitions Limited (“EAL”), announced a cash offer to all of the shareholders of Goshawk Insurance Holdings Plc (“Goshawk”), at 5.2 pence (approximately $0.103) for each share (the “Offer”), conditioned on, among other things, receiving acceptance from shareholders owning 90% of the shares of Goshawk. Goshawk owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer that wrote primarily property and marine business, which was placed into run-off in October 2005. The Offer valued Goshawk at approximately £45.7 million in the aggregate.

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

On November 26, 2009, the Company acquired an additional 10.01% of the outstanding shares of Goshawk that it did not previously own, for a purchase price of approximately $4.7 million. The Company has accounted for the acquisition of the shares in accordance with the provisions of the Consolidation topic of the Codification. The Company now owns 99.45% of Goshawk’s outstanding shares.

EPIC

On August 14, 2008, the Company completed the purchase of all of the outstanding capital stock of Electricity Producers Insurance Company (Bermuda) Limited (“EPIC”) for a total purchase price of approximately £36.8 million (approximately $69.0 million). The purchase price was financed by approximately $32.8 million from a credit facility provided by a London-based bank; approximately $10.2 million from the Flowers Fund, by way of non-voting equity participation; and the remainder from available cash on hand. On October 6, 2008, the Company fully repaid the outstanding principal and accrued interest on the facility.

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

Capital Assurance

On August 18, 2008, the Company completed the acquisition of all of the outstanding capital stock of Capital Assurance Company Inc. and Capital Assurance Services, Inc. (collectively “Capital Assurance”) for a total purchase price of approximately $5.6 million. Capital Assurance Company, Inc. is a Florida-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

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

Hillcot Re

On October 27, 2008, Kenmare Holdings Ltd. (“Kenmare”), a wholly-owned subsidiary of the Company, completed the purchase of the entire share capital of Hillcot Re Ltd. (“Hillcot Re”), the wholly-owned subsidiary of Hillcot Holdings Ltd. (“Hillcot”), for a total purchase price of $54.7 million. Hillcot Re is a U.K.-based reinsurer that is in run-off. Prior to this transaction, the Company owned 50.1% of the outstanding share capital of Hillcot and

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shinsei Bank, Ltd. (“Shinsei”) owned the remaining 49.9%. Upon completion of the transaction, Hillcot paid a distribution to Shinsei of approximately $27.1 million representing its 49.9% share of the consideration received by Hillcot. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei. The total purchase price of $54.7 million was funded from available cash on hand.

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

Unionamerica

On December 30, 2008, Royston Run-Off Limited (“Royston”), the Company’s indirect subsidiary, completed the purchase of all of the outstanding capital stock of Unionamerica Holdings Limited (“Unionamerica”) for total purchase price of approximately $343.4 million. Unionamerica is comprised of the discontinued operations of St. Paul Fire and Marine Insurance Company’s U.K.-based London Market business, which were placed into run-off between 1992 and 2003. The purchase price was financed by approximately $184.6 million from a credit facility provided by a London-based bank; approximately $49.8 million from the Flowers Fund, by way of its non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston, and the remainder from available cash on hand. Under the facilities agreement for the bank loan, which was amended and restated on August 4, 2009, the Company borrowed $152.6 million under Facility A and $32.0 million under Facility B. In December 2010, the Company repaid $114.0 million of the credit facility and, in March 2011, repaid another $40.5 million of the credit facility.

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

2009

Constellation Reinsurance

On January 31, 2009, the Company, through its indirect subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited (“Constellation”) for a total purchase price of approximately $2.5 million. Constellation is a New York-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

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

Copenhagen Re

On October 15, 2009, the Company, through its wholly-owned subsidiary, Marlon Insurance Company Limited, completed the acquisition of Copenhagen Reinsurance Company Ltd. (“Copenhagen Re”) from Alm. Brand Forsikring A/S for a total purchase price of DKK149.2 million (approximately $29.9 million). Copenhagen Re is a Danish-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

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

2010

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

From March 2, 2010, the date of acquisition, to December 31, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net earnings related to Knapton of $2.4 million and $11.9 million, respectively.

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

From March 30, 2010, the date of acquisition, to December 31, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to Assuransinvest of $0.1 million and $(0.8) million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Providence Washington

On July 20, 2010, the Company, through its wholly-owned subsidiary, PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company (“PWAC”) for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank (the “EGL Facility”), which was fully repaid on September 13, 2010.

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

From July 20, 2010, the date of acquisition, to December 31, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to PWAC of $1.5 million and $(1.5) million, respectively.

Seaton Insurance

On August 3, 2010, the Company, through its wholly-owned subsidiary, Virginia, acquired 55.6% of the shares of Seaton Insurance Company (“Seaton”) that it previously did not own for a $nil purchase price, resulting in Virginia owning 100% of Seaton. Seaton is a Rhode Island-domiciled insurer that is in run-off. The acquisition of the Seaton shares was a result of the distribution by Stonewall to Virginia of proceeds and certain other assets following its sale of Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.). Prior to the distribution, Virginia had indirectly owned 44.4% of Seaton through its holding in Stonewall. The fair value of the assets acquired in the Seaton acquisition was $nil.

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

From August 3, 2010, the date of acquisition, to December 31, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to Seaton of $0.2 million and $(5.3) million, respectively.

Brampton

On November 2, 2010, the Company acquired the 49.9% of the shares of Hillcot from Shinsei that it did not previously own for a purchase price of $38.0 million, resulting in the Company owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton. The fair value of the assets acquired that the Company did not previously own was $34.9 million. The excess of the purchase price over the fair value of assets acquired in the amount of $3.1 million was recorded as a charge to additional paid-in capital in accordance with the applicable U.S. GAAP guidance.

CitiLife

On November 8, 2010, the Company, through its wholly-owned subsidiary, Kenmare, entered into a definitive agreement for the purchase of CitiLife Financial Limited from Citigroup Insurance Holding Corporation, an affiliate of Citigroup Inc. CitiLife Financial Limited is a Dublin, Ireland-based life insurer that is in run-off. The purchase price is €30 million (approximately $40.2 million) and is expected to be financed from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2011.

New Castle

On December 3, 2010, the Company, through its wholly-owned subsidiary, Kenmare, completed the acquisition of New Castle Reinsurance Company Ltd. (“New Castle”), for an aggregate purchase price of $22.0 million. New Castle is a Bermuda-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the New Castle acquisition were as follows:

Total purchase price	$21,950

Net assets acquired at fair value	$21,950

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$57,026
Reinsurance balances receivable	4,818
Other assets	99
Losses and loss adjustment expenses	(38,603)
Insurance and reinsurance balances payable	(1,316)
Accounts payable	(74)

Net assets acquired at fair value	$21,950

From December 3, 2010, the date of acquisition, to December 31, 2010, the Company has recorded in its consolidated statement of earnings, revenues and net losses related to New Castle of $nil and $(0.1) million, respectively.

Clarendon

On December 22, 2010, the Company, through its wholly-owned subsidiary, Clarendon Holdings, Inc., entered into a definitive agreement for the purchase of Clarendon National Insurance Company (“Clarendon”) from Clarendon Insurance Group, Inc., an affiliate of Hannover Re. Clarendon is a New Jersey-domiciled insurer that is in run-off. The purchase price is approximately $200 million and will be financed in part by a bank loan facility provided by a London-based bank entered into on March 4, 2011 and in part from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2011.

Claremont

On December 31, 2010, the Company, through its wholly-owned subsidiary, CLIC Holdings, Inc., completed the acquisition of Claremont Liability Insurance Company (“Claremont”), for an aggregate purchase price of $13.9 million. Claremont is a California-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

The purchase price and fair value of the assets acquired in the Claremont acquisition were as follows:

Total purchase price	$13,936

Net assets acquired at fair value	$13,936

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$394
Investments:
Fixed maturity investments, trading	15,990
Equities	138

Total investments	16,128
Accounts receivable and accrued interest	196
Reinsurance balances receivable	44,966
Other assets	19
Losses and loss adjustment expenses	(47,516)
Accounts payable	(251)

Net assets acquired at fair value	$13,936

No revenues or net earnings related to Claremont were recorded in the Company’s consolidated statement of earnings for the year ended December 31, 2010.

4.	SIGNIFICANT NEW BUSINESS

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

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC (“FPK”) and the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of the Company’s largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros who was the Company’s Executive Chairman and a member of the Company’s board of directors until his resignation on August 20, 2010, is a Managing Director of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s syndicates with total gross insurance reserves of approximately $471.2 million. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million.

During 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves of approximately $192.6 million. The capital commitment to Lloyd’s Syndicate 2008, as at February 28, 2011, with respect to these three RITC agreements amounted to approximately £24.3 million (approximately $37.9 million), which was fully funded by the Company from available cash on hand.

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008, as at February 28, 2011, with respect to these two RITC agreements amounted to £21.3 million (approximately $33.3 million).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On December 3, 2010, Fitzwilliam entered into a 100% quota share reinsurance agreement with International Insurance Company of Hannover (“IICH”) with respect to a specific portfolio of run-off business. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $137.1 million. In addition, the Company has provided a parental guarantee supporting the IICH obligations of Fitzwilliam in the amount of approximately £76.0 million (approximately $118.7 million). The amount of the guarantee will decrease over time in line with relevant independent actuarial assessments.

On December 31, 2010, Fitzwilliam entered into a 100% reinsurance agreement, administrative services agreement, and related transaction documents with three affiliates of CIGNA Corporation (“CIGNA affiliates”) pursuant to which Fitzwilliam has reinsured all of the run-off workers compensation and personal accident reinsurance business of those CIGNA affiliates. Pursuant to the transaction documents, the CIGNA affiliates have transferred assets into three reinsurance collateral trusts securing the obligations of Fitzwilliam under the reinsurance agreement and administrative services agreement. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $190.5 million. Fitzwilliam transferred approximately $50 million of additional funds to the trusts to further support these obligations. The Company funded the contribution to the trusts through a draw on a new $115 million credit facility entered into with Barclays Bank PLC on December 29, 2010 (the “Enstar Facility”).

In addition to the trusts, the Company has provided a limited parental guarantee supporting certain obligations of Fitzwilliam in the amount of $79.7 million. The amount of the guarantee will increase or decrease over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities.

Bosworth

In May 2010, a specific portfolio of run-off business underwritten by Mitsui Sumitomo Insurance Co., Ltd. of Japan was transferred to the Company’s 50.1% owned subsidiary, Bosworth Run-off Limited (“Bosworth”). This transfer, which occurred under Part VII of the U.K. Financial Services and Markets Act 2000, was approved by the U.K. Court and took effect on May 31, 2010. As a result of the transfer, Bosworth received total assets and assumed net reinsurance reserves of approximately $117.5 million. Shinsei owns the remaining 49.9% of Bosworth.

5.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $656.2 million and $433.7 million as of December 31, 2010 and 2009, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantee under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2010
U.S. government and agency	$65,115	$766	$(92)	$65,789
Non-U.S. government	248,487	8,832	(314)	257,005
Corporate	695,372	16,513	(1,615)	710,270
Residential mortgage-backed	20,036	305	(234)	20,107
Commercial mortgage-backed	19,667	2,083	(11)	21,739
Asset backed	27,072	574	(346)	27,300

	$1,075,749	$29,073	$(2,612)	$1,102,210

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2009
U.S. government and agency	$14,079	$227	$—	$14,306
Non-U.S. government	37,166	33	(13)	37,186
Corporate	62,092	825	(867)	62,050
Residential mortgage-backed	1,685	31	(160)	1,556

	$115,022	$1,116	$(1,040)	$115,098

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2010	Value	Losses	Value	Losses	Value	Losses

U.S. government and agency	$801	$—	$22,976	$(92)	$23,777	$(92)
Non-U.S. government	7,710	(32)	31,128	(282)	38,838	(314)
Corporate	22,039	(318)	107,735	(1,297)	129,774	(1,615)
Residential mortgage-backed	2,368	(168)	11,274	(66)	13,642	(234)
Commercial mortgage-backed	530	(10)	1,516	(1)	2,046	(11)
Asset backed	10,554	(346)	87	—	10,641	(346)

	$44,002	$(874)	$174,716	$(1,738)	$218,718	$(2,612)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2009	Value	Losses	Value	Losses	Value	Losses

Non-U.S. government	$—	$—	$782	$(13)	$782	$(13)
Corporate	10,894	(786)	5,348	(81)	16,242	(867)
Residential mortgage-backed	369	(160)	—	—	369	(160)

	$11,263	$(946)	$6,130	$(94)	$17,393	$(1,040)

As at December 31, 2010 and December 31, 2009, the number of securities classified as available-for-sale in an unrealized loss position was 136 and 20, respectively, with a fair value of $218.7 million and $17.3 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 32 and 11, respectively.

The contractual maturities of the Company’s fixed maturity securities and short-term investments, classified as available-for-sale, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
As at December 31, 2010	Cost	Value	Fair Value

Due in one year or less	$373,683	$379,203	34.4%
Due after one year through five years	625,463	643,252	58.3%
Due after five years through ten years	5,307	5,539	0.5%
Due after ten years	4,521	5,070	0.5%

	1,008,974	1,033,064	93.7%
Residential mortgage-backed	20,036	20,107	1.8%
Commercial mortgage-backed	19,667	21,739	2.0%
Asset backed	27,072	27,300	2.5%

	$1,075,749	$1,102,210	100.0%

	Amortized	Fair	% of Total
As at December 31, 2009	Cost	Value	Fair Value

Due in one year or less	$64,202	$64,606	56.1%
Due after one year through five years	39,951	40,305	35.0%
Due after five years through ten years	5,811	5,783	5.0%
Due after ten years	3,373	2,848	2.5%

	113,337	113,542	98.6%
Residential mortgage-backed	1,685	1,556	1.4%

	$115,022	$115,098	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

	Amortized	Fair	% of Total
As at December 31, 2010	Cost	Value	Fair Value

AAA	$405,682	$416,526	37.8%
AA	267,917	273,500	24.8%
A	332,401	341,447	31.0%
BBB or lower	69,359	70,274	6.4%
Not Rated	390	463	0.0%

	$1,075,749	$1,102,210	100.0%

	Amortized	Fair	% of Total
As at December 31, 2009	Cost	Value	Fair Value

AAA	$54,157	$54,229	47.1%
AA	—	—	—%
A	32,764	32,886	28.6%
BBB or lower	13,848	13,596	11.8%
Not Rated	14,253	14,387	12.5%

	$115,022	$115,098	100.0%

Held-to-maturity

As of September 30, 2010, the Company redesignated $1.33 billion in investment securities from the held-to-maturity category to the available-for-sale category, following the disposition of certain held-to-maturity securities in one of the Company’s Australian insurance subsidiaries. The speed of settlement of the liabilities in this subsidiary had been notably greater than was originally anticipated, prompting the Company to apply to the subsidiary’s regulator for a reduction in required capital levels. Upon the approval, on September 1, 2010, of the capital reduction in the amount of $148.2 million, the Company evaluated the funding alternatives relating to the capital distribution and, as a result, reconsidered its intent to hold certain securities to maturity and sold securities with a carrying value of $33.4 million that had previously been designated held-to-maturity. The proceeds from these sales were $36.5 million, resulting in a realized gain of $3.1 million.

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

As a result of redesignation, the held-to-maturity securities with amortized cost of $1.15 billion as of September 30, 2010, were transferred to the available-for-sale category at the fair value of $1.33 billion, with unrealized gains of $18.0 million recorded in accumulated other comprehensive income.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trading

The estimated fair value of investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	December 31,	December 31,
	2010	2009

U.S. government and agency	$162,014	$61,920
Non-U.S. government	129,861	—
Corporate	637,114	25,033
Municipal	2,297	—
Residential mortgage-backed	82,399	456
Commercial mortgage-backed	17,102	641
Asset backed	1,313	—
Equities	60,082	24,503

	$1,092,182	$112,553

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

		% of Total
As at December 31, 2010	Fair Value	Fair Value

AAA	$395,881	38.4%
AA	177,302	17.2%
A	400,314	38.8%
BBB or lower	51,983	5.0%
Not Rated	6,620	0.6%

	$1,032,100	100.0%

Other Investments

	December 31,	December 31,
	2010	2009

Private equities	$104,109	$77,359
Bond funds	102,279	—
Hedge fund	22,037	—
Other	6,289	4,442

	$234,714	$81,801

As of December 31, 2010 and 2009, the Company had $104.1 million and $77.4 million, respectively, of other investments recorded in private equities which represented 2.4% and 2.3% of total investments and cash and cash equivalents as of December 31, 2010 and 2009, respectively. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value, determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As of December 31, 2010 and 2009, the Company had unfunded

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital commitments relating to its other investments of $84.7 million and $101.1 million, respectively. See Note 16 for details of other investments with related parties.

Our bond fund holdings comprise a number of positions in diversified bond mutual funds managed by third-party managers.

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments, both available-for-sale and held-to-maturity, represent impairments that are other-than-temporary by reviewing each fixed maturity investment that is impaired and: (1) determining if the Company has the intent to sell the fixed maturity investment or (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment are less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at December 31, 2010 and 2009. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments available for sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2010 and 2009, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at December 31, 2010, no credit losses existed. As at December 31, 2009, a credit loss existed for two fixed maturity investments. The impairment of $0.9 million was included as part of the Company’s net earnings.

Fair Value of Financial Instruments

Fair value is defined as the price at which to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. The Company uses a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•	Level 1— Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•	Level 2— Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own judgment about assumptions that market participants might use.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of valuation techniques or models the Company uses to measure fair value by asset and liability classes.

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors. The Company uses inputs from nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its fixed maturity investments. These pricing services include FT Interactive Data, Barclays Capital Aggregate Index (formerly Lehman Index), Reuters Pricing Service and others.

In general, the independent pricing services use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmark curves, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturities by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass- through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2010, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities includes the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2010, the Company had one commercial mortgage-backed security classified as Level 3.

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and will challenge any prices deemed not to be representative of fair value.

As of December 31, 2010, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

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

Other Investments

For its investments in private equities, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The Company’s private equity investments are mainly in the financial services industry. The fund advisors continue to evaluate the overall market environment, as well as specific areas in the financial services sector, in order to identify segments they believe will offer the most attractive investment opportunities. The financial statements of each fund generally are audited annually under U.S. GAAP, using fair value measurement for the underlying investments. For all publicly-traded companies within the funds, the Company has valued those investments based on the latest share price. The value of Affirmative Investment LLC (in which the Company owns a non-voting 7% membership interest) is based on the market value of the shares of Affirmative Insurance Holdings, Inc., a publicly-traded company.

All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments in the short term. These restrictions have been in place since the initial investment. The capital commitments are discussed in detail in Note 20 to the consolidated financial statements.

The Company has classified private equities as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

For its investment in the hedge fund, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The adviser of the fund intends to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various forms of asset-backed securities and loans. The fund will focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by the Company are its interests in the fund and not the underlying holdings of such fund. Thus, the inputs used by the Company to value its investment in the fund may differ from the inputs used to value the underlying holdings of such fund. The hedge fund is not currently eligible for redemption due to imposed lock-up periods of three years from the time of the initial investment. Once eligible, redemptions will be permitted quarterly with 90 days notice. There are no unfunded capital commitments in relation to the hedge fund. The investment in the fund is classified as Level 3 in the fair value hierarchy.

The bond funds in which the company invests have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and they have daily liquidity.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	December 31, 2010
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

	December 31, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	36,052	—	36,631
Total realized and unrealized losses	224	14,582	275	15,081
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of December 31, 2010	$1,444	$132,435	$3,575	$137,454

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2010 was $16.3 million. Of this amount, $0.5 million was included in net realized and unrealized gains/(losses) and $15.8 million was included in net investment income.

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

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2009 was $6.5 million. Of this amount, $1.6 million was included in net realized and unrealized gains/(losses) and $4.9 million was included in net investment income.

During the years ended December 31, 2010, 2009 and 2008, proceeds from sales and maturities of available-for-sale securities were $347.2 million, $688.2 million and $263.3 million, respectively. Gross realized gains on sale of available-for-sale securities were $1.6 million, $0.8 million and $0.3 million, respectively, and gross realized losses on sale of available-for-sale securities were $nil, $1.6 million and $0.1 million, respectively. Unrealized gains on trading securities were $5.3 million and $4.9 million for the years ended December 31, 2010 and 2009, respectively.

Major categories of net investment income are summarized as follows:

	2010	2009	2008

Interest from cash and cash equivalents and short-term investments	$15,951	$27,938	$71,342
Interest from fixed maturities	59,187	42,842	26,549
Other	14,277	12,935	13,217
Amortization of bond premiums and discounts	(9,304)	(5,716)	1,278
Other investments	21,470	5,201	(84,117)
Investment expenses	(1,675)	(1,829)	(1,668)

	$99,906	$81,371	$26,601

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of December 31, 2010 and 2009 was as follows:

	2010	2009

Assets used for collateral in trust for third-party agreements	$371,834	$214,149
Deposits with regulatory authorities	33,970	12,998
Others	62,437	—

	$468,241	$227,147

7.	DERIVATIVE INSTRUMENTS

In October 2010, the Company entered into a foreign currency forward exchange contract as part of its overall foreign currency risk management strategy. On the value date, June 30, 2011, the Company will sell AU$45.0 million for $42.5 million. The contract exchange rate is AU$1 for $0.9439. As at December 31, 2010, the fair value of the contract was $(3.6) million, the effect of which the Company has recognized as a foreign exchange loss included as part of its net earnings.

8.	REINSURANCE BALANCES RECEIVABLE

	2010	2009

Recoverable from reinsurers on:
Outstanding losses	$425,336	$263,545
Losses incurred but not reported	141,118	102,220
Fair value adjustments	(41,014)	(18,037)

Total reinsurance reserves recoverable	525,440	347,728
Paid losses	436,002	290,534

	$961,442	$638,262

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

The Company’s acquired reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. The Company remains liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk among its reinsurers. Provisions are made for amounts considered potentially uncollectible.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the Company’s top 10 reinsurers accounted for 75.5% of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $99.6 million of IBNR recoverable (December 31, 2009: $87.1 million). Reinsurance recoverables by reinsurer were as follows:

	2010		2009
	Reinsurance		Reinsurance
	Recoverable	% of Total	Recoverable	% of Total

Top 10 reinsurers	$726,201	75.5%	$529,743	83.0%
Other reinsurers’ balances > $1 million	36,504	3.8%	16,408	2.6%
Other reinsurers’ balances < $1 million	198,737	20.7%	92,111	14.4%

Total	$961,442	100.0%	$638,262	100.0%

At December 31, 2010 and 2009, the provision for uncollectible reinsurance relating to losses recoverable was $381.4 million and $397.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverables, the reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer.

The Company uses a detailed analysis to estimate uncollectible reinsurance. The primary components of the analysis are reinsurance recoverable balances by reinsurer and bad debt provisions applied to these balances to determine the portion of a reinsurer’s balance deemed to be uncollectible. These provisions require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer (in order to determine their ability to settle the reinsurance balances) as well as other key considerations and assumptions, such as claims and coverage issues.

As at December 31, 2010 and 2009, reinsurance receivables with a carrying value of $398.8 million and $409.6 million, respectively, were associated with two and three reinsurers, respectively, which each represented 10% or more of total reinsurance balances receivable. As at December 31, 2010, the two reinsurers had credit ratings of AA- or higher. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

9.	INVESTMENT IN PARTLY OWNED COMPANY

On June 13, 2008, the Company’s indirect subsidiary Virginia completed the acquisition from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) of 44.4% of the outstanding capital stock of Stonewall, which at that time was the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. Stonewall entered into a definitive agreement on December 3, 2009 for the sale of its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for a sale price of $56.0 million, subject to certain post-closing purchase price adjustments that brought the total consideration received to $60.4 million. The transaction received the required regulatory approval on March 31, 2010 and subsequently closed on April 7, 2010. The proceeds received by Stonewall were later distributed between Dukes Place Holdings, L.P. and Virginia. The investment was carried on the equity basis until the distribution. When the Company carries an investment on the equity basis, the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends.

As discussed in Note 3 above, on August 3, 2010, Virginia acquired 55.6% of the shares of Seaton that it previously did not own for $nil consideration, resulting in Virginia owning 100% of Seaton. The acquisition of the Seaton shares was a result of the distribution by Stonewall of proceeds and certain other assets following its sale of Stonewall Insurance Company. Virginia received 100% of the final $1.4 million distribution from Stonewall.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance of the investment in partly owned company was $nil and $20.9 million at December 31, 2010 and 2009, respectively.

10.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2010	2009

Outstanding	$2,122,168	$1,555,112
Incurred but not reported	1,467,239	1,221,463
Fair value adjustment	(298,132)	(297,439)

	$3,291,275	$2,479,136

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

In establishing the reserves for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unasserted claims. Estimates of the reserves are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2010 and 2009 included $736.2 million and $667.6 million, respectively, that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2010 and 2009 was $825.2 million and $751.0 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2010, 2009 and 2008. Losses incurred and paid are reflected net of reinsurance recoverables.

	2010	2009	2008

Balance as at January 1	$2,479,136	$2,798,287	$1,591,449
Less: total reinsurance reserves recoverable	347,728	394,575	427,964

	2,131,408	2,403,712	1,163,485
Effect of exchange rate movement	(3,836)	73,512	(124,989)
Net reduction in ultimate losses and loss adjustment expense liabilities	(311,834)	(259,627)	(242,104)
Net losses paid	(294,996)	(257,414)	(174,013)
Acquired on purchase of subsidiaries	459,362	114,595	1,408,046
Retroactive reinsurance contracts assumed	785,731	56,630	373,287

Net balance as at December 31	2,765,835	2,131,408	2,403,712
Plus: total reinsurance reserves recoverable	525,440	347,728	394,575

Balance as at December 31	$3,291,275	$2,479,136	$2,798,287

The net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2010, 2009 and 2008 was due to the following:

	2010	2009	2008

Net losses paid	$(294,996)	$(257,414)	$(174,013)
Net change in case and LAE reserves	336,141	214,079	147,576
Net change in IBNR	236,920	318,160	187,874

Reduction in estimates of net ultimate losses	278,065	274,825	161,437
Reduction in provisions for bad debt	49,556	11,718	36,136
Reduction in provisions for unallocated loss adjustment expense liabilities	39,651	50,412	69,056
Amortization of fair value adjustments	(55,438)	(77,328)	(24,525)

Net reduction in ultimate loss and loss adjustment expense liabilities	$311,834	$259,627	$242,104

Net reduction in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net reduction in incurred but not reported, or IBNR, represents the change in the Company’s actuarial estimates of losses incurred but not reported.

Year Ended December 31, 2010

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2010 was $311.8 million, excluding the impact of foreign exchange rate movements of $3.8 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $19.0 million relating to companies and portfolios acquired during the year and premium and commission adjustments triggered by incurred losses of $16.5 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2010 of $311.8 million was attributable to a reduction in estimates of net ultimate losses of $278.1 million, a reduction in aggregate provisions for bad debts of $49.6 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $55.4 million.

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in IBNR reserves of $236.9 million. The decrease in the estimate of IBNR loss reserves of $236.9 million was comprised of $67.8 million relating to asbestos liabilities, $4.2 million relating to environmental liabilities and $164.9 million relating to all other remaining liabilities. The reduction in IBNR was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures. Commutations provide an opportunity for the Company to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. The Company adopts a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 90 commutations completed during 2010, three related to the Company’s top ten insured and/or reinsured exposures, including one commutation completed shortly after December 31, 2009 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year ended December 31, 2009, and one related to the commutation of one of the Company’s largest ceded reinsurance assets. The remaining 86 commutations, of which approximately 43% were completed during the three months ended December 31, 2010, were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2010, including commutations (but excluding the impact of the commutation that was completed subsequent to the year ended December 31, 2009) and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2010 related to such exposures compared to prior forecasts), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $236.9 million in 2010.

The reduction in aggregate provisions for bad debt of $49.6 million was a result of the collection, primarily during the three months ended December 31, 2010, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2009

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2009 was $259.6 million, excluding the impact of adverse foreign exchange rate movements of $73.5 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $4.8 million relating to companies acquired during the year and premium and commission adjustments of $5.5 million triggered by incurred losses.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The reduction in estimates of net ultimate losses of $274.8 million comprised net incurred loss development of $43.3 million and reductions in IBNR reserves of $318.2 million. The decrease in the estimate of IBNR loss reserves of $318.2 million was comprised of $158.4 million relating to asbestos liabilities, $17.0 million relating to environmental liabilities and $142.8 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2009, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development of $43.3 million resulting from settlement of net advised case and LAE reserves of $214.1 million for net paid losses of $257.4 million, related to the settlement of non-commuted losses in the year and approximately 79 commutations of assumed and ceded exposures. Of the 79 commutations completed during 2009, two related to the Company’s top ten insured and/or reinsured exposures. The remaining 77 were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. Approximately 76% of commutations completed in 2009 related to commutations completed during the three months ended December 31, 2009. Subsequent to the year end, one of the Company’s insurance entities completed a commutation of another of one of its top ten reinsured exposures. The combination of the claims settlement activity in 2009, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2009 related to such exposures compared to prior forecasts, as well as the impact of the commutation that was completed subsequent to the year end), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $318.2 million in 2009.

The reduction in aggregate provisions for bad debt of $11.7 million was a result of the collection, primarily during the three months ended March 31, 2009, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2008

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2008 was $242.1 million, excluding the impacts of favorable foreign exchange rate movements of $36.1 million (relating to companies acquired in 2007 and earlier) and including both net reduction in ultimate loss and loss adjustment expense liabilities of $149.4 million relating to companies acquired during the year and premium and commission adjustments of $0.1 million triggered by incurred losses.

The net reduction in ultimate loss and loss adjustment expense liabilities for 2008 of $242.1 million was attributable to a reduction in estimates of net ultimate losses of $161.4 million, a reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of the Company’s entities that benefited from substantial stop loss reinsurance protection discussed below) and a reduction in estimates of loss adjustment expense liabilities of $69.1 million, relating to 2008 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $24.5 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in estimates of net ultimate losses of $161.4 million comprised the following:

(i) A reduction in estimates of net ultimate losses of $21.7 million in one of the Company’s insurance entities that benefited from substantial stop loss reinsurance protection. Net incurred loss development relating to this entity of $21.6 million was offset by reductions in IBNR reserves of $94.8 million and reductions in provisions for bad debt of $3.1 million, resulting in a net reduction in estimates of ultimate losses of $76.3 million. The entity in question benefited, until December 18, 2008, from substantial stop loss reinsurance protection whereby $54.6 million of the net reduction in ultimate losses of $76.3 million was ceded to a single AA- rated reinsurer such that the Company retained a reduction in estimates of net ultimate losses relating to this entity of $21.7 million. On December 18, 2008, the Company commuted the stop loss reinsurance protection with the reinsurer for the receipt of $190.0 million payable by the reinsurer to it over four years together with interest compounded at 3.5% per annum. The commutation resulted in no significant financial impact to the Company. The decrease in the estimate of IBNR loss reserves of $94.8 million for this one insurance entity was comprised of $77.7 million relating to asbestos liabilities, $9.0 million relating to environmental liabilities and $8.1 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2008, which was comprised of the settlement of certain advised case reserves below their prior period carried amounts, commutations completed and the trend of loss development relating to non-commuted policies compared to prior forecasts. The net incurred loss development relating to this entity of $21.6 million, whereby advised net case reserves of $25.0 million were settled for net paid losses of $46.6 million, primarily related to six commutations of assumed and ceded liabilities completed during 2008. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured were eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. Of the six commutations completed for this entity, of which the three largest were completed during the three months ended December 31, 2008, one was among its top ten assumed exposures. The remaining five commutations were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2008, including commutations, combined with the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $94.8 million for this one insurance entity in 2008.

(ii) A reduction in estimates of net ultimate losses of $139.7 million in the Company’s other insurance and reinsurance entities comprised net favorable incurred loss development of $24.1 million and reductions in IBNR reserves of $115.6 million. The decrease in the estimate of IBNR loss reserves of $115.6 million was comprised of $23.8 million relating to asbestos liabilities, $1.8 million relating to environmental liabilities and $90.0 million relating to all other remaining liabilities. The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of favorable loss development activity during 2008, which was comprised of the settlement of advised case reserves below their prior period carried amounts, commutations completed and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net favorable incurred loss development in the Company’s remaining insurance and reinsurance entities of $24.1 million, whereby net advised case and LAE reserves of $123.5 million were settled for net paid losses of $99.4 million, primarily

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the settlement of non-commuted losses in the year below carried reserves and approximately 59 commutations of assumed and ceded exposures at less than case and LAE reserves. Of the 59 commutations completed during 2008 for the Company’s other reinsurance and insurance companies, two (both of which were completed during the three months ended December 31, 2008) were among its top ten insured and/or reinsured exposures. The remaining 57 were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships.

Approximately 82% of commutations completed in 2008 related to commutations completed during the three months ended December 31, 2008. The combination of the claims settlement activity in 2008, including commutations, with the actuarial estimation of IBNR reserves required for the remaining noncommuted exposures (which took into account the favorable trend of loss development in 2008 related to such exposures compared to prior forecasts), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $115.6 million for the Company’s remaining insurance and reinsurance entities in 2008.

One of the Company’s reinsurance companies had retrocessional arrangements providing for full reinsurance of all risks assumed. During the year, this entity commuted its largest assumed liability and related retrocessional protection whereby the subsidiary paid net losses of $222.0 million and reduced net IBNR by the same amount, resulting in no gain or loss to the Company.

The reduction in aggregate provisions for bad debt of $36.1 million (excluding $3.1 million relating to one of the Company’s entities that benefited from substantial stop loss reinsurance protection discussed above) was comprised of: (1) $13.7 million as a result of the collection, primarily during the three months ended December 31, 2008, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods, (2) $8.5 million as a result of the revision of estimates of bad debt provisions following the receipt of new information during the three months ended December 31, 2008 and (3) $13.9 million as a result of reduced exposures to reinsurers with bad debt provisions following the commutation of assumed liabilities.

11.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions along with a loan outstanding in relation to the share repurchase agreements (the “Repurchase Agreements”) entered into with three of its executives and certain trusts and a corporation affiliated with the executives. The Company draws down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances the Company has made additional draw-downs to refinance existing debt of the acquired company. The Company incurred interest expense on its loan facilities and loan outstanding relating to the Repurchase Agreements of $10.3 million and $17.6 million for the years ended December 31, 2010 and 2009, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amounts of loans payable outstanding as of December 31, 2010 and 2009 totaled $245.3 million and $255.0 million, respectively, and were comprised as follows:

		December 31,	December 31,
Facility	Date of Facility	2010	2009

Cumberland — Facility B	March 4, 2008	$—	$67,071
Unionamerica — Facility A	December 30, 2008	71,259	155,268
Unionamerica — Facility B	December 30, 2008	154	32,622
Knapton	April 20, 2010	21,532	—
Enstar Group — Facility A	December 29, 2010	52,100	—
Enstar Group — Facility B	December 29, 2010	62,900	—

Total long-term bank debt		207,945	254,961
Repurchase Agreements	October 1, 2010	37,333	—

Total loans payable		$245,278	$254,961

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

The interest rate on Cumberland Facility B was LIBOR plus 2.75% and was repayable in six years. The outstanding Cumberland Facility B loan balance as of December 31, 2009 was approximately AU$74.7 million (approximately $67.1 million). Cumberland had fully repaid Cumberland Facility B as of December 31, 2010.

Unionamerica

On December 30, 2008, in connection with the Unionamerica Holdings Limited acquisition, Royston borrowed the full amount of $184.6 million available under a term facilities agreement (the “Unionamerica Facilities Agreement”) with National Australia Bank Limited (“NABL”). Of that amount, Royston borrowed $152.6 million under Facility A (“Unionamerica Facility A”) and $32.0 million under Facility B (“Unionamerica Facility B”).

Unionamerica Facility A was partially repaid in December 2010, and as of December 31, 2010, the remaining outstanding loan balance, inclusive of accrued interest, was $71.3 million compared to $155.3 million as of December 31, 2009. Unionamerica Facility B was fully repaid in December 2010, and as of December 31, 2010, the remaining outstanding balance of $0.2 million related to accrued interest outstanding. As of December 31, 2009, the outstanding Unionamerica Facility B loan balance, inclusive of accrued interest, was $32.6 million.

The loans are secured by a lien covering all of the assets of Royston. Unionamerica Facility A is repayable within three years from October 3, 2008, the date of the Unionamerica Facilities Agreement. Unionamerica Facility B was repayable within four years from October 3, 2008. On August 4, 2009, Royston entered into an amendment and restatement of the Unionamerica Facilities Agreement pursuant to which: (1) NABL’s participation in the original $184.6 million facility was reduced from 100% to 50%, with Barclays Bank PLC providing the remaining 50%; (2) the guarantee provided by the Company of all of the obligations of Royston under the Unionamerica Facilities Agreement was terminated; and (3) the interest rate on the Facility A portion was reduced from LIBOR

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus 3.50% to LIBOR plus 2.75% and the interest rate on the Facility B portion was reduced from LIBOR plus 4.00% to LIBOR plus 3.25%.

During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Unionamerica Facilities Agreement), the lenders may declare that all amounts outstanding under the Unionamerica Facilities Agreement are immediately due and payable, declare that all borrowed amounts be paid upon demand, or proceed against the security. Amounts outstanding under the Unionamerica Facilities Agreement are also subject to acceleration by the lenders in the event of a change of control of Royston, successful application by Royston or certain of its affiliates (other than the Company) for listing on a stock exchange, or total amounts outstanding under the facilities decreasing below $10.0 million. The Unionamerica Facilities Agreement contains various financial and business covenants for Unionamerica Facilities A and B. As of December 31, 2010, all of the financial covenants relating to the Unionamerica facilities were met. The Flowers Fund has a 30% non-voting equity interest in Royston Holdings Ltd., the direct parent company of Royston.

In January 2011, the accrued interest outstanding of $0.2 million relating to Unionamerica Facility B was settled. In addition, on March 3, 2011, the Company repaid an additional $40.5 million of the outstanding loan balance of Unionamerica Facility A. As of March 3, 2011, the remaining outstanding loan balance of Unionamerica Facility A, inclusive of accrued interest, was $30.6 million.

Knapton

In April 2010, Knapton Holdings entered into the Knapton Facility, a term facility agreement with a London-based bank. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility to partially refinance the acquisition of Knapton. The interest rate on the Knapton Facility is LIBOR plus 2.75%. The Knapton Facility is repayable in three years and is secured by a first charge over Knapton Holding’s shares in Knapton. The Knapton Facility contains various financial and business covenants, including limitations on mergers and consolidations involving Knapton Holdings and its subsidiaries. As of December 31, 2010, all of the covenants relating to the Knapton Facility were met and the outstanding loan balance, inclusive of accrued interest, was $21.5 million.

EGL Facility

On July 16, 2010, the Company entered into the EGL Facility, an unsecured term facility agreement with a London-based bank. On July 19, 2010, the Company drew down $25.0 million from the EGL Facility to fund the acquisition of PWAC. The interest rate on the EGL Facility was LIBOR plus 2.75% and was repayable in three months. The EGL Facility contained various financial and business undertakings. On September 13, 2010, the Company fully repaid the EGL Facility.

Enstar Group

On December 29, 2010, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a term facility agreement with a London-based bank (the “Enstar Facilities Agreement”). On December 30, 2010, the Company drew down $52.1 million from the Facility A commitment (“Enstar Facility A”) and $62.9 million from the Facility B commitment (“Enstar Facility B”). The drawdown of Enstar Facility B was used to partially fund the obligations of one of the Company’s subsidiaries under the CIGNA reinsurance transaction with the remainder being used for general corporate purposes. The drawdown of Enstar Facility A was used to repay internal group loans. As of December 31, 2010, the outstanding loan balances, inclusive of accrued interest, related to Enstar Facilities A and B were $52.1 million and $62.9 million, respectively.

The loans are secured by a pledge of the shares of certain of the Company’s subsidiaries. Both Enstar Facilities A and B must be repaid in three equal annual installments on the anniversary date of the Enstar Facilities Agreement. Interest is payable quarterly and the interest rate on both Enstar Facilities A and B is LIBOR plus 3.00%. The Enstar Facilities Agreement terminates on December 29, 2013.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the existence of a payment default, the interest rates will be increased by 1.00%. During the existence of any event of default (as specified in the Enstar Facilities Agreement), the lenders may declare that all or a portion of amounts outstanding under the Enstar Facilities Agreement are immediately due and payable, declare that all or a portion of borrowed amounts be paid upon demand, or proceed against the security. The Enstar Facilities Agreement contains various financial and business covenants for Enstar Facilities A and B. As of December 31, 2010, all of the financial covenants relating to the Enstar Facilities A and B were met.

Clarendon

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with a London-based bank. The Clarendon Facility provides for a four-year term loan facility, which will be available to be drawn to fund up to 50% of the purchase price of Clarendon. As of March 4, 2011, Clarendon Holdings, Inc. has not borrowed any of the amount available under the Clarendon Facility.

The Clarendon Facility will be secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock and limitations of liens on the stock.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the term facility agreement), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Clarendon Facility terminates and all amounts borrowed must be repaid on the fourth anniversary of the date the term loan is made.

The fair values of the Company’s floating rate loans approximate their book value.

Share repurchase agreements

On October 1, 2010, the Company entered into the Repurchase Agreements with three of its executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 ordinary shares of the Company at a price of $70.00 per share. The Company repurchased an aggregate of 600,000 ordinary shares from Dominic F. Silvester (the Company’s Chief Executive Officer and Chairman of the Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (the Company’s Joint Chief Operating Officer, Executive Vice President and a member of its Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (the Company’s Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by the Company through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, the Company entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements. On December 31, 2010, the Company repaid $18.7 million of the promissory notes and $0.4 million of accrued interest.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	SHARE CAPITAL

As at December 31, 2010 and 2009, the authorized share capital was 156,000,000 ordinary shares, par value $1.00 per share. The following table is a summary of changes in ordinary shares issued and outstanding:

Issued and fully paid ordinary shares of par value $1.00 each —

	2010	2009

Balance, beginning of year	$13,581	$13,334
Issue of shares	80	170
Shares repurchased	(800)	—
Share awards granted/vested	79	77

Balance, end of year	$12,940	$13,581

Issued and fully paid non-voting convertible ordinary shares of par value $1.00 each —

	2010	2009

Balance, beginning and end of year	$2,973	$2,973

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2010 and 2009 was comprised of foreign currency translation adjustments and unrealized holding gains on investments arising during the year.

	2010	2009

Foreign currency translation adjustments	$26,588	$4,112
Defined benefit pension liability	(1,000)	—
Unrealized holding gains on investments	9,429	4,597

	$35,017	$8,709

14.	EMPLOYEE BENEFITS

a) Summary

Components of salaries and benefits are summarized as follows:

	2010	2009	2008

Salaries and benefits	$50,978	$41,534	$38,675
Defined contribution pension plan expense	3,477	3,060	2,596
2004-2005 employee share plan	—	—	608
2006 equity plan	1,500	—	—
Annual incentive plan	30,722	23,860	14,391

Total salaries and benefits	$86,677	$68,454	$56,270

b) Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as disclosed below, are structured as defined contribution plans. Pension expense for the years ended December 31, 2010, 2009 and 2008 was $3.5 million, $3.1 million and $2.6 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company acquired, as part of the acquisition of PWAC, a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at the date of acquisition of PWAC by the Company, the PWAC Plan had an unfunded liability of $6.7 million that had been accrued by PWAC. Subsequent to acquisition, an actuarial review was performed of the PWAC Plan which determined that the PWAC Plan’s unfunded liability, as at December 31, 2010, was $7.9 million. As at December 31, 2010, PWAC had an accrued liability of $7.9 million for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the period from the date of acquisition to December 31, 2010, of $0.6 million.

c) Employee share plans

Employee stock awards for 2010 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1	1,636	$102
Granted	238,465	16,214
Vested	(86,171)	(5,829)

Nonvested — December 31	153,930	$13,019

i) 2006-2010 Annual Incentive Plan, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the years ended December 31, 2010, 2009 and 2008, 78,664, 64,378 and 27,140 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $3.3 million and $2.6 million, respectively, and was charged against the 2006-2010 Annual Incentive Plan accrual established for the years ended December 31, 2010, 2009 and 2008, respectively. On February 23, 2011, the Company adopted The Enstar Group Limited 2011-2015 Annual Incentive Compensation Program.

In addition, during the year ended December 31, 2010, 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the non-vested share awards as at December 31, 2010 was $9.0 million. These costs are expected to be recognized evenly over the next 4.9 years. Compensation costs of $1.5 million relating to the share awards were recognized in the Company’s statement of earnings for the year ended December 31, 2010.

The accrued expense relating to the 2006-2010 Annual Incentive Plan for the years ended December 31, 2010, 2009 and 2008 was $30.7 million, $23.9 million and $14.4 million, respectively.

ii) Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (the “Purchase Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Purchase Plan at the Annual General Meeting.

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for each of the years ended December 31, 2010, 2009 and 2008. As at December 31, 2010, 2009 and 2008, 5,871, 5,588 and 2,695 shares, respectively, have been issued to employees under the Purchase Plan.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2010	327,586	$29.49	$14,261
Granted	—	—	—
Exercised	(175,571)	25.11	(7,604)
Forfeited	—	—	—

Outstanding — December 31, 2010	152,015	$34.55	$7,606

Stock options outstanding and exercisable as of December 31, 2010 were as follows:

			Weighted Average
	Number of	Weighted Average	Remaining
Ranges of Exercise Prices	Options	Exercise Price	Contractual Life

$10 — $20	49,037	$19.63	0.7 years
$40 — $60	102,978	41.65	2.7 years

(e) Deferred Compensation and Stock Plan for Non-Employee Directors

For the years ended December 31 2010, 2009 and 2008, 6,463, 7,147 and 4,631 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

Following Gregory Curl’s resignation from the board of directors, 1,606 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on September 10, 2010 with fractional shares paid in cash. Also on September 10, 2010, 1,383 restricted stock units previously credited to Mr. Curl’s account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

Following T. Wayne Davis’ resignation from the board of directors in 2009, 1,576 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on April 1, 2009, with fractional shares paid in cash. Also on April 1, 2009, 14,146 restricted stock units previously credited to Mr. Davis’ account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$174,086	$135,210	$81,551
Weighted average shares outstanding — basic	13,489,221	13,514,207	12,638,333

Earnings per share attributable to Enstar Group Limited — basic	$12.91	$10.01	$6.45

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$174,086	$135,210	$81,551
Weighted average shares outstanding — basic	13,489,221	13,514,207	12,638,333
Share equivalents:
Unvested shares	125,733	4,822	16,959
Restricted share units	16,423	8,988	3,889
Options	119,879	216,644	262,294

Weighted average shares outstanding — diluted	13,751,256	13,744,661	12,921,475

Earnings per share attributable to Enstar Group Limited — diluted	$12.66	$9.84	$6.31

16.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers and John J. Oros. Mr. Flowers is a member of the Company’s board of directors and one of the largest shareholders of the Company. Mr. Oros was the Company’s Executive Chairman and a member of the Company’s board of directors until his resignation on August 20, 2010.

•	The Company earned management fees for advisory services provided to the Flowers Fund, a private investment fund, for the years ended December 31, 2010, 2009 and 2008 of $0.3 million, $0.7 million and $0.9 million, respectively.

•	The Company had, as of December 31, 2010, 2009 and 2008, excluding its investment in Varadero International Ltd. (“Varadero”) investments in entities affiliated with Messers. Flowers and Oros with a total value of $96.1 million, $76.1 million and $54.5 million, respectively, and outstanding commitments to entities managed by Messers. Flowers and Oros, for the same periods, of $84.6 million, $98.1 million and $104.0 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years. As at December 31, 2010, the related party investments associated with Messrs. Flowers and Oros accounted for 99.9% of the total unfunded capital commitments of the Company and 50.3% of the total amount of investments classified as other investments by the Company.

•	On October 1, 2010, the Company entered into the Repurchase Agreements with three of its executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of the Company’s ordinary shares at a price of $70.00 per share. The Company repurchased an aggregate of 600,000 ordinary shares from Dominic F. Silvester (the Company’s Chief Executive Officer and Chairman of the Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (the Company’s Joint Chief Operating Officer, Executive Vice President and a member of its Board of Directors) and his immediate family are the sole

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•	On August 9, 2010, the Company entered into a participation agreement for $1 million with Flowers National Bank, an entity owned by Mr. Flowers. Flowers National Bank purchased a pool of mortgage loans from the Federal Deposit Insurance Corporation.

•	In March 2010, the Company committed to invest $20.0 million in Varadero, a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially owned by an entity affiliated with Messrs. Flowers and Oros. As of December 31, 2010, the Company had funded 100% of its commitment to Varadero.

•	On November 12, 2009, the Company invested approximately $4.0 million in Flowers Sego-Carrus Holdings, LLC (“FSC”), a joint venture between the Company, an unaffiliated third party and Flowers National Bank, an entity owned by Mr. Flowers. FSC purchased two mortgage loans from the Federal Deposit Insurance Corporation.

•	On January 28, 2009, the Company invested approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with J.C. Flowers & Co. LLC, in connection with its investment in certain of the operations, assets and liabilities of OneWest Bank FSB (formerly known as IndyMac Bank, F.S.B.).

•	In July 2008, FPK acted as lead managing underwriter in the Company’s sale to the public of 1,372,028 ordinary shares, inclusive of the underwriters’ over-allotment, at a public offering price of $87.50 per share (the “Offering”). The underwriters purchased the shares at a 2% discount to the public offering price. The Company received net proceeds of approximately $116.8 million in the Offering. An affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009. In addition, the Flowers Fund and certain of its affiliated investment partnerships purchased 285,714 ordinary shares with a value of approximately $25.0 million in the Offering at the public offering price.

•	In March 2006, Enstar and Shinsei Bank Limited (“Shinsei”), completed the acquisition of Brampton (formerly Aioi Insurance Company of Europe Limited). The acquisition was effected through Hillcot, in which Enstar held at that date a 50.1% economic interest and Shinsei held at that date the remaining 49.9%. Enstar and Shinsei made capital contributions to Hillcot to fund the acquisition in proportion to their economic interests. Mr. Flowers is a director and the largest shareholder of Shinsei. On October 27, 2008, the company distributed to Shinsei $27.1 million representing its 49.9% share of the consideration received on the sale of Hillcot Re.

•	During 2008, the Flowers Fund funded approximately $145.0 million for its share of the economic interest in the acquisitions of Gordian, Guildhall, Shelbourne, Goshawk, EPIC and Unionamerica.

•	In February 2008, the Company entered into an AU$301.0 million (approximately $285.0 million) joint loan facility with an Australian and a German bank. The Flowers Fund is a significant shareholder of the German bank.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2008, Enstar (US) Inc. entered into a lease agreement for use of office space with one of its directors running to 2011. For the years ended December 31, 2010, 2009 and 2008, Enstar (US) Inc. incurred rent expense of $0.2 million, $0.2 million and $0.1 million, respectively.

17.	LITIGATION

The Company, in common with the insurance and reinsurance industry in general, is subject to litigation and arbitration in the normal course of its business operations. While the outcome of the litigation cannot be predicted with certainty, the Company is disputing and will continue to dispute all allegations that management believes are without merit. As of December 31, 2010, the Company was not a party to any material litigation or arbitration outside its normal course of business operations.

18.	TAXATION

Income tax expense for the years ended December 31, 2010, 2009 and 2008 was $87.1 million, $27.6 million, and $46.9 million, respectively.

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. The Company has received an undertaking from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the Company and its Bermuda subsidiaries will be exempt from taxation in Bermuda until March 2016.

The Company has operating subsidiaries and branch operations in the United Kingdom, Australia, the United States and Europe and is subject to federal, foreign, state and local taxes in those jurisdictions. In addition, certain distributions from some foreign sources may be subject to withholding taxes.

The expected income tax provision for the foreign operations computed on pre-tax income at the weighted-average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The actual income tax rate for the years ended December 31, 2010, 2009 and 2008 differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2010	2009	2008

Earnings before income tax	$261,218	$162,815	$128,405

Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	28.7%	52.1%	44.8%
Benefit of loss carryovers	(1.5)%	—	(1.0)%
Change in uncertain tax positions	(0.1)%	(0.8)%	(2.6)%
Change in valuation allowance	(5.1)%	(28.4)%	(4.7)%
Impact of Australian tax consolidation	11.6%	—	—
Other	(0.2)%	(5.9)%	—

Effective tax rate	33.4%	17.0%	36.5%

During the three months ended December 31, 2010, in order to mitigate the tax impacts of inter-group transactions, the board of directors of the Company’s Australian subsidiaries elected to form a consolidated tax group. The impact of this tax consolidation resulted in the resetting of the cost base of certain assets of our Australian subsidiaries which is estimated to result in an additional tax liability of approximately $30.3 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the table below:

	As of December 31,
	2010	2009

Deferred tax assets
Benefit of losses, deductions, and other carryforwards	$143,680	$71,407
Claims reserves, principally due to discounting for tax	10,082	11,111
Allowance for doubtful accounts receivable	—	7,006
Investments	—	1,959

	153,762	91,483

Deferred tax liabilities
Investments	(15,745)	—
Other	(1,355)	(2,672)

	(17,100)	(2,672)

Net deferred tax asset before valuation allowance	136,662	88,811
Valuation allowance	(133,506)	(57,574)

Net deferred tax asset	$3,156	$31,237

As of December 31, 2010 and 2009, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $404.0 million and $212.7 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit.

As of December 31, 2010 and 2009, U.S. subsidiaries had deductible losses for tax purposes of approximately $27.0 million and $21.0 million, respectively. Under U.S. tax law, these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

The Company has made estimates of future taxable income of foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company has unrecognized tax benefits of $5.6 million, $5.7 million and $8.1 million relating to uncertain tax positions as of December 31, 2010, 2009 and 2008, respectively.

During the years ended December 31, 2010, 2009 and 2008, there were certain reductions to unrecognized tax benefits due to the expiration of statutes of limitations of $0.3 million, $3.5 million and $3.5 million, respectively, which were included in net earnings.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance, beginning of year	$5,727	$8,056	$13,115
Gross increases — tax positions related to the current year	—	835	2,204
Gross increases — tax positions related to prior years	113	413	644
Gross decreases — tax positions related to the current year	—	—	(557)
Gross decreases — tax positions related to prior years	—	—	(3,297)
Lapse of statute of limitations	(274)	(3,577)	(4,053)

Balance, end of year	$5,566	$5,727	$8,056

Included in the balances at December 31, 2010, 2009 and 2008 were $4.4 million, $5.1 million and $4.2 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is reasonably possible that the amount of unrecognized tax benefits with respect to certain of the unrecognized tax positions could decrease by up to approximately $70,000 within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2010, 2009, and 2008 the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $0.1 million, $0.5 million and $0.8 million, respectively. The Company had approximately $1.0 million, $0.9 million and $1.2 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2010, 2009 and 2008, respectively.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2005, 2008 and 2005, respectively.

Because the Company operates in many jurisdictions, its net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which it operates. The Company cannot predict what, if any, legislation, will actually be proposed or enacted, or what the effect of any such legislation might be on the Company’s financial condition and results of operations.

19.	STATUTORY REQUIREMENTS (Unaudited)

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Australia, the United States, Europe and the United

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kingdom. Statutory capital and surplus as reported to the relevant regulatory authorities for the insurance and reinsurance subsidiaries of the Company as of December 31, 2010 and 2009 was as follows:

	Bermuda		U.K.		Australia		U.S.		Europe
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Minimum required statutory capital and surplus	$112,593	$54,022	$66,445	$54,777	$128,576	$186,107	$42,476	$9,205	$25,785	$52,523
Actual statutory capital and surplus	$613,867	$428,624	$945,451	$604,390	$224,256	$337,962	$94,543	$16,791	$126,392	$130,404

	Bermuda		UK		Australia		U.S.		Europe
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Statutory income	$66,718	$43,534	$130,105	$45,986	$(1,934)	$30,614	$4,940	$5,609	$62,440	$134,517
Maximum available for dividends	$422,043	$272,686	$441,794	$80,652	$95,681	$151,793	$3,902	$—	$8,361	$6,052

The statutory capital and surplus required by the relevant regulatory authorities in any jurisdiction may be significantly in excess of the minimum required statutory capital and surplus and, as a result, the maximum available for dividends may be lower.

20.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in various years through 2016. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of December 31, 2010:

2011	$3,205
2012	2,772
2013	1,819
2014	1,447
2015	852
2016	169

$10,264

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $2.7 million and $2.5 million, respectively.

In 2006, the Company committed to invest up to $100.0 million in the Flowers Fund. As of December 31, 2010, the capital contributed to the Flowers Fund was $97.1 million, with the remaining unfunded commitment being approximately $2.9 million.

As at December 31, 2010, the Company has guaranteed the obligations of two of its subsidiaries in respect of letters of credit issued on their behalf by London-based banks in the amount of £12.0 million (approximately $18.7 million) in respect of capital commitments to Lloyd’s Syndicate 2008 and £7.5 million (approximately $11.7 million) in respect of insurance contract requirements of one of the subsidiaries. As of February 28, 2011, the Company’s total guarantee has increased to £19.0 million (approximately $29.7 million) in respect of its increased capital commitment to Lloyd’s Syndicate 2008. The guarantees will be triggered should losses incurred by the subsidiaries exceed available cash on hand resulting in the letters of credit being drawn. As at December 31, 2010, the Company had not recorded any liabilities associated with the guarantees.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2010, the Company provided guarantees supporting the obligations of one of its subsidiaries in respect of the acquisition, by the subsidiary, of two portfolios of insurance and reinsurance businesses in run-off. The total guarantee provided is approximately $198.4 million and will increase or decrease over time in line with relevant independent actuarial assessments, but will always be subject to an overall maximum cap with respect to reinsurance liabilities.

On September 10, 2008, the Company made a commitment to invest in aggregate $100.0 million in J.C. Flowers Fund III L.P. (“Fund III”). The Company’s commitment may be drawn down by Fund III over approximately the next five years. As of December 31, 2010, the capital contributed to the fund was $18.3 million with the remaining outstanding commitment being $81.7 million. Fund III is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, a member of the Company’s board of directors and one of its largest shareholders, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. John J. Oros, the Company’s Executive Chairman and a member of its board of directors until his resignation on August 20, 2010, is a Managing Director of J.C. Flowers & Co. LLC.

The Company has made a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP (“GSC”). GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2010, the capital contributed to GSC was $9.9 million, with the remaining commitment being $0.1 million.

On November 8, 2010, the Company, through its wholly-owned subsidiary, Kenmare, entered into a definitive agreement for the purchase of CitiLife Financial Limited from Citigroup Insurance Holding Corporation, an affiliate of Citigroup Inc. The purchase price is €30 million (approximately $40.2 million) and is expected to be financed from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2011.

On December 22, 2010, the Company, through its wholly-owned subsidiary, Clarendon Holdings, Inc., entered into a definitive agreement for the purchase of Clarendon from Clarendon Insurance Group, Inc., an affiliate of Hannover Re. The purchase price is approximately $200 million and will be financed in part by a bank loan facility provided by a London-based bank entered into on March 4, 2011 and in part from available cash on hand. Completion of the transaction is conditioned on, among other things, regulatory approval and satisfaction of various customary closing conditions. The transaction is expected to close in the second quarter of 2011.

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $33.3 million).

21.	SEGMENT INFORMATION

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the consulting fees for the reinsurance segment relate to intercompany fees paid to the consulting segment.

	Consulting	Reinsurance	Total

2010
Consulting fees	$84,054	$(61,039)	$23,015
Net investment income	461	99,445	99,906
Net realized and unrealized gains	—	13,137	13,137

	84,515	51,543	136,058

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	—	(278,065)	(278,065)
Reduction in provisions for bad debt	—	(49,556)	(49,556)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	—	(39,651)	(39,651)
Amortization of fair value adjustments	—	55,438	55,438

	—	(311,834)	(311,834)
Salaries and benefits	50,684	35,993	86,677
General and administrative expenses	28,288	30,913	59,201
Interest expense	—	10,253	10,253
Net foreign exchange loss (gain)	420	(818)	(398)

	79,392	(235,493)	(156,101)

Earnings before income taxes and share of net earnings of party owned company	5,123	287,036	292,159
Income taxes	33	(87,165)	(87,132)
Share of net earnings of partly owned company	—	10,704	10,704

Net earnings	5,156	210,575	215,731
Less: Net earnings attributable to noncontrolling interest	—	(41,645)	(41,645)

Net earnings attributable to Enstar Group Limited	$5,156	$168,930	$174,086

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2009
Consulting fees	$49,617	$(33,513)	$16,104
Net investment income	1,894	79,477	81,371
Net realized and unrealized gains	—	4,237	4,237

	51,511	50,201	101,712

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	—	(274,825)	(274,825)
Reduction in provisions for bad debt	—	(11,718)	(11,718)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	—	(50,412)	(50,412)
Amortization of fair value adjustments	—	77,328	77,328

	—	(259,627)	(259,627)
Salaries and benefits	37,281	31,173	68,454
General and administrative expenses	19,870	27,032	46,902
Interest expense	—	17,583	17,583
Net foreign exchange (gain) loss	(920)	24,707	23,787

	56,231	(159,132)	(102,901)

(Loss) earnings before income taxes	(4,720)	209,333	204,613
Income taxes	(2,402)	(25,203)	(27,605)

Net (loss) earnings	(7,122)	184,130	177,008
Less: Net earnings attributable to noncontrolling interest	—	(41,798)	(41,798)

Net (loss) earnings attributable to Enstar Group Limited	$(7,122)	$142,332	$135,210

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consulting	Reinsurance	Total

2008
Consulting fees	$54,158	$(29,007)	$25,151
Net investment (loss) income	(20,248)	46,849	26,601
Net realized and unrealized losses	—	(1,655)	(1,655)

	33,910	16,187	50,097

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	—	(161,437)	(161,437)
Reduction in provisions for bad debt	—	(36,136)	(36,136)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	—	(69,056)	(69,056)
Amortization of fair value adjustments	—	24,525	24,525

	—	(242,104)	(242,104)
Salaries and benefits	33,196	23,074	56,270
General and administrative expenses	17,289	36,068	53,357
Interest expense	—	23,370	23,370
Net foreign exchange loss	1,167	13,819	14,986

	51,652	(145,773)	(94,121)

(Loss) earnings before income taxes and share of net loss of partly owned company	(17,742)	161,960	144,218
Income taxes	511	(47,365)	(46,854)
Share of net loss of partly owned company	—	(201)	(201)

(Loss) earnings before extraordinary gain	(17,231)	114,394	97,163
Extraordinary gain — Negative goodwill	—	50,280	50,280

Net (loss) earnings	(17,231)	164,674	147,443
Less: Net earnings attributable to noncontrolling interest	—	(65,892)	(65,892)

Net (loss) earnings attributable to Enstar Group Limited	$(17,231)	$98,782	$81,551

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2010 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$3,268	$2,119	$3,500	$14,128
Net investment income	30,622	20,165	22,998	26,121
Net realized and unrealized gains (losses)	4,527	10,635	(4,227)	2,202

	38,417	32,919	22,271	42,451

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(220,129)	(20,890)	(35,104)	(1,942)
Reduction in provisions for bad debt	(35,145)	(1,304)	(7,768)	(5,339)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(8,819)	(10,171)	(11,696)	(8,965)
Amortization of fair value adjustments	30,336	6,250	12,202	6,650

	(233,757)	(26,115)	(42,366)	(9,596)
Salaries and benefits	39,221	18,012	14,254	15,190
General and administrative expenses	19,728	13,185	15,801	10,487
Interest expense	2,093	2,961	2,805	2,394
Net foreign exchange (gain) loss	(1,785)	(586)	(5,615)	7,588

	(174,500)	7,457	(15,121)	26,063

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	212,917	25,462	37,392	16,388
Income taxes	(64,116)	(979)	(16,115)	(5,922)
Share of net earnings of partly owned company	—	1,351	2,203	7,150

NET EARNINGS	148,801	25,834	23,480	17,616
Less: Net earnings attributable to noncontrolling interests	(24,509)	(4,391)	(11,050)	(1,695)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$124,292	$21,443	$12,430	$15,921

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.61	$1.56	$0.91	$1.17

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.37	$1.53	$0.89	$1.15

Weighted average shares outstanding — Basic	12,934,638	13,704,832	13,702,832	13,619,741
Weighted average shares outstanding — Diluted	13,258,299	14,019,768	14,019,489	13,831,697

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$4,477	$4,112	$4,179	$3,336
Net investment income	20,929	24,640	18,493	17,309
Net realized and unrealized gains (losses)	2,255	2,912	5,080	(6,010)

	27,661	31,664	27,752	14,635

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(182,523)	(44,736)	(17,742)	(29,824)
Reduction in provisions for bad debt	(2,004)	—	—	(9,714)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(21,042)	(9,830)	(9,422)	(10,118)
Amortization of fair value adjustments	32,572	12,008	9,771	22,977

	(172,997)	(42,558)	(17,393)	(26,679)
Salaries and benefits	27,126	16,997	11,914	12,417
General and administrative expenses	11,415	12,195	10,910	12,382
Interest expense	3,681	4,262	4,675	4,965
Net foreign exchange loss (gain)	30,964	(7,164)	(1,611)	1,598

	(99,811)	(16,268)	8,495	4,683

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET (LOSS) EARNINGS OF PARTLY OWNED COMPANY	127,472	47,932	19,257	9,952
Income taxes	(25,586)	(2,660)	23	618
Share of net (loss) earnings of partly owned company	(465)	196	—	269

NET EARNINGS	101,421	45,468	19,280	10,839
Less: Net (earnings) loss attributable to noncontrolling interests	(21,480)	(10,481)	(10,529)	692

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$79,941	$34,987	$8,751	$11,531

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$5.89	$2.58	$0.65	$0.86

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$5.79	$2.53	$0.63	$0.84

Weighted average shares outstanding — Basic	13,579,971	13,578,555	13,532,608	13,363,507
Weighted average shares outstanding — Diluted	13,811,176	13,814,651	13,787,553	13,699,419

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008 Quarters Ended
	December 31	September 30	June 30	March 31

Consulting fees	$8,108	$7,410	$3,578	$6,055
Net investment income	(2,057)	6,849	21,219	590
Net realized and unrealized (losses) gains	(1,393)	(192)	1,014	(1,084)

	4,658	14,067	25,811	5,561

Net (reduction) increase in ultimate loss and loss adjustment expense liabilities:
(Reduction) increase in estimates of net ultimate losses	(134,467)	(4,164)	(24,091)	1,285
(Reduction) increase in provisions for bad debt	(35,274)	213	(1,075)	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(36,132)	(13,672)	(12,165)	(7,087)
Amortization of fair value adjustments	(7,964)	14,154	11,848	6,487

	(213,837)	(3,469)	(25,483)	685
Salaries and benefits	24,953	6,013	13,947	11,357
General and administrative expenses	17,353	10,121	13,972	11,911
Interest expense	4,493	7,919	7,643	3,315
Net foreign exchange (gain) loss	(3,800)	25,056	(4,935)	(1,335)

	(170,838)	45,640	5,144	25,933

EARNINGS (LOSS) BEFORE INCOME TAXES AND SHARE OF NET LOSS OF PARTLY OWNED COMPANY	175,496	(31,573)	20,667	(20,372)
Income taxes	(33,466)	(10,434)	(3,193)	239
Share of net loss of partly owned company	(201)	—	—	—

EARNINGS (LOSS) BEFORE EXTRAORDINARY GAIN	141,829	(42,007)	17,474	(20,133)
Extraordinary gain — Negative goodwill	—	—	—	50,280
NET EARNINGS (LOSS)	141,829	(42,007)	17,474	30,147
Less: Net (earnings) loss attributable to noncontrolling interests (including share of extraordinary gain of $nil, $nil, $nil, and 15,084, respectively)	(46,703)	5,572	(6,301)	(18,460)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$95,126	$(36,435)	$11,173	$11,687

EARNINGS PER SHARE — BASIC
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.93	$(1.97)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.95

Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.93	$0.98

EARNINGS PER SHARE — DILUTED
Earnings (loss) before extraordinary gain attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.91	$(1.97)
Extraordinary gain attributable to Enstar Group Limited ordinary shareholders	—	—	—	2.95

Net earnings (loss) attributable to Enstar Group Limited ordinary shareholders	$7.13	$(2.74)	$0.91	$0.98

Weighted average shares outstanding — basic	13,333,644	13,317,919	11,959,125	11,927,542
Weighted average shares outstanding — diluted	13,334,944	13,317,919	12,238,356	11,927,542

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(in thousands of U.S. dollars,
	except share data)

ASSETS
Cash and cash equivalents	$25,498	$12,911
Balances due from subsidiaries	129,509	159,688
Investments in subsidiaries	1,388,529	1,196,687
Goodwill	21,222	21,222
Accounts receivable and other assets	253	8,644

TOTAL ASSETS	$1,565,011	$1,399,152

LIABILITIES
Accounts payable and accrued liabilities	$10,009	$4,510
Loans payable	152,333	—
Balances due to subsidiaries	186,848	318,490

TOTAL LIABILITIES	349,190	323,000

SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2010: 156,000,000; 2009: 156,000,000)
Ordinary shares (Issued 2010: 12,940,021; 2009: 13,580,793)	12,940	13,581
Non-voting convertible ordinary shares (Issued 2010: 2,972,892; 2009: 2,972,892)	2,973	2,973
Treasury stock at cost (non-voting convertible ordinary shares 2010: 2,972,892; 2009: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	667,907	721,120
Accumulated other comprehensive income (loss)	35,017	8,709
Retained earnings	651,143	477,057

Total Enstar Group Limited Shareholders’ Equity	948,421	801,881
Noncontrolling interest	267,400	274,271

TOTAL SHAREHOLDERS’ EQUITY	1,215,821	1,076,152

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,565,011	$1,399,152

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands of U.S. dollars)

INCOME
Net investment income	$3,528	$1,122	$1,423
Dividend income from subsidiaries	8,872	1,019	22,454

	12,400	2,141	23,877

EXPENSES
Salaries and benefits	1,985	50	642
General and administrative expenses	11,028	6,780	3,708
Interest expense	8,182	15,977	16,022
Foreign exchange losses (gains)	17	(401)	1,063

	21,212	22,406	21,435

(LOSS) EARNINGS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(8,812)	(20,265)	2,442
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	224,543	197,273	129,917
NONCONTROLLING INTEREST	(41,645)	(41,798)	(50,808)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$174,086	$135,210	$81,551

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net cash flows (used in) provided by operating activities	$(92,038)	$(35,610)	$118,158

INVESTING ACTIVITIES:
Return (contribution) of capital, net	8,407	55,721	(245,900)

FINANCING ACTIVITIES:
Repayment of loans	(19,206)	(12,482)	—
Receipt of loans	115,000	—	12,482
Proceeds from issuance of ordinary shares	424	2,796	115,392

Net cash flows provided by (used in) financing activities	96,218	(9,686)	127,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,587	10,425	132
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	12,911	2,486	2,354

CASH AND CASH EQUIVALENTS, END OF YEAR	$25,498	$12,911	$2,486

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar”) was incorporated under the laws of Bermuda on August 16, 2001 and with its subsidiaries (collectively the “Company”) acquires and manages insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and provides management, consultancy and other services to the insurance and reinsurance industry.

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

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management was responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As allowed by SEC guidance, management excluded from its assessment the 2010 acquisitions of PWAC, Seaton, New Castle and Claremont, whose total assets, net assets, total revenues and net income on a combined basis constituted approximately 9.1%, (0.7)%, 1.3% and (4.0)%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2010.

Based upon that assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 180.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the year ended December 31, 2010. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 4, 2011, Clarendon Holdings, Inc., a wholly-owned subsidiary of the Company, as borrower, entered into a Term Facility Agreement with National Australia Bank Limited (the “Clarendon Facility”). The Clarendon

Facility provides for a four-year term loan facility pursuant to which Clarendon Holdings, Inc. is permitted to borrow up to an aggregate of $106.5 million, which will be available to fund up to 50% of the purchase price of Clarendon National Insurance Company (“Clarendon”), an affiliate of Hannover Re. As of March 4, 2011, Clarendon Holdings, Inc. has not borrowed any of the amount available under the Clarendon Facility.

The Clarendon Facility is secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock and limitations of liens on the stock.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the Facility Agreement), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Facility Agreement terminates and all amounts borrowed must be repaid on the fourth anniversary of the date the term loan is made.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Enstar Group Limited

We have audited the internal control over financial reporting of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from its assessment the internal control over financial reporting at PW Acquisition Company (“PWAC”), Seaton Insurance Company (“Seaton), New Castle Reinsurance Company Ltd. (“New Castle”) and Claremont Liability Insurance Company (“Claremont”), which were acquired on July 20, 2010, August 3, 2010, December 3, 2010 and December 31, 2010, respectively. The financial statement amounts of PWAC, Seaton, New Castle and Claremont constitute approximately 9.1%, (0.7)%, 1.3% and (4.0)% of total assets, net assets, total revenues and net income, respectively, of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at PWAC, Seaton, New Castle and Claremont. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 4, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche

Hamilton, Bermuda
March 4, 2011

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2010 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II — See Item 8 of this report.

2. Financial Statement Schedules

Included in Part II — See Item 8 of this report.

3. Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.		Description

2	..1◆	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 (and Annex A) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..2◆	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 (and Annex C) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..3◆	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2007).
2	..4◆	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008).
2	..5◆	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).

Exhibit
No.		Description

10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.4+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.5+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.6+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.10+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
10	.13+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.14+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).

Exhibit
No.		Description

10	.15+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.16		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.17		Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
10.18		Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009).
10	.19+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2009).
10	.20+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Dominic F. Silvester and R&H Trust Co. (NZ) Limited, as trustee of the Left Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.21+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Paul J. O’Shea and R&H Trust Co. (BVI) Limited, as trustee of the Elbow Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.22+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Nicholas A. Packer and Hove Investments Holding Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.23+	Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 5, 2010).
10	.24*	Facilities Agreement, dated as of December 29, 2010, by and among Enstar Group Limited, certain of its subsidiaries, Barclays Corporate and Barclays Bank PLC.
10	.25+*	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program.
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

◆	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

ENSTAR GROUP LIMITED

By:	/s/ Dominic F. Silvester
Dominic F. Silvester
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2011.

Signature	Title

/s/ Dominic F. Silvester Dominic F. Silvester	Chairman, Chief Executive Officer and Director

/s/ Richard J. Harris Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer).

/s/ Paul J. O’Shea Paul J. O’Shea	Executive Vice President and Director

/s/ J. Christopher Flowers J. Christopher Flowers	Director

/s/ T. Whit Armstrong T. Whit Armstrong	Director

/s/ Charles T. Akre, Jr. Charles T. Akre, Jr.	Director

/s/ Paul J. Collins Paul J. Collins	Director

/s/ Robert J. Campbell Robert J. Campbell	Director

EXHIBIT INDEX

Exhibit
No.		Description

2	..1◆	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 (and Annex A) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..2◆	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 (and Annex C) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..3◆	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2007).
2	..4◆	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008).
2	..5◆	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange on March 5, 2009).
3.1		Memorandum of Association of Castlewood Holdings Limited (incorporated by reference to Exhibit 3.1 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).
10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.4+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).

Exhibit
No.		Description

10	.5+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.6+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.10+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
10	.13+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.14+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.15+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).
10.16		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.17		Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).

Exhibit
No.		Description

10.18		Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009).
10	.19+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2009).
10	.20+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Dominic F. Silvester and R&H Trust Co. (NZ) Limited, as trustee of the Left Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.21+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Paul J. O’Shea and R&H Trust Co. (BVI) Limited, as trustee of the Elbow Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.22+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Nicholas A. Packer and Hove Investments Holding Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.23+	Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 5, 2010).
10	.24*	Facilities Agreement, dated as of December 29, 2010, by and among Enstar Group Limited, certain of its subsidiaries, Barclays Corporate and Barclays Bank PLC.
10	.25+*	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program.
21	.1*	List of Subsidiaries.
23	.1*	Consent of Deloitte & Touche
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	filed herewith

**	furnished herewith

+	denotes management contract or compensatory arrangement

◆	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request