Form 10-K/A
period 2010-12-31
Enstar Group LTD
filed 2011-05-02
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal year, December 31, 2010, was $455,419,690.

As of March 1, 2011, the registrant had outstanding 13,073,210 ordinary shares, $1.00 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Enstar Group Limited (the “Company,” “our,” “we,” or “us”) for the fiscal year ended December 31, 2010, originally filed with the United States Securities and Exchange Commission (the “SEC”) on March 7, 2011 (the “Original Filing”). We are filing this Amendment for the purpose of including the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010. The reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted. We have also included certain exhibits, and accordingly, Item 15 of Part IV has also been amended. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Therefore, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Our Board of Directors (the “Board”) is divided into three classes designated Class I, Class II and Class III. The term of office for each Class II director expires at our annual general meeting in 2011; the term of office for each Class III director expires at our annual general meeting in 2012; and the term of office for each Class I director expires at our annual general meeting in 2013. At each annual general meeting, the successors of the class of directors whose term expires at that meeting will be elected to hold office for a term expiring at the annual general meeting to be held in the third year following the year of their election.

In connection with the merger of one of our wholly owned subsidiaries with The Enstar Group, Inc. on January 31, 2007 (the “Merger”), we completed a recapitalization (also on January 31, 2007). Pursuant to the terms of the agreement governing the recapitalization, each of our current directors, except for Robert J. Campbell and Charles T. Akre, Jr., was named a director of the Company. This includes T. Whit Armstrong, who will be a nominee for election at our 2011 annual general meeting.

The table below sets forth the names, ages and class of our current directors:

Name	Age	Class

Charles T. Akre, Jr.	68	II
T. Whit Armstrong	64	II
Robert J. Campbell	62	I
Paul J. Collins	74	III
J. Christopher Flowers	53	III
Paul J. O’Shea	53	I
Dominic F. Silvester	50	III

Charles T. Akre, Jr. was elected as a director of the Company at the annual general meeting of shareholders in 2009. He is the Managing Member and Chief Executive Officer of Akre Capital Management, LLC, a financial services investment advisory firm that he founded in 1989. Mr. Akre has been in the securities business since 1968 and is the primary person responsible for Akre Capital Management, LLC’s investment advisory services and investment selection. He launched the Akre Focus Fund in August 2009. Prior to managing the Akre Focus Fund, Mr. Akre was the sole portfolio manager of the FBR Focus Fund from its inception in December 1996 through August 2009. Before founding Akre Capital Management, LLC, Mr. Akre held positions as shareholder, director and Chief Executive Officer of Asset Management Division and Director of Research at Johnston, Lemon & Co., a NYSE member firm. Through his many years in the investment advisory business, Mr. Akre brings to our Board his investment expertise, in particular with respect to the insurance industry. His experience founding and managing Akre Capital Management and his knowledge of the financial markets are also very valuable to our Board.

T. Whit Armstrong became a director of the Company on January 31, 2007 in connection with the completion of the Merger. Mr. Armstrong served as a director of The Enstar Group, Inc. from June 1990 through the Merger. Mr. Armstrong was previously the President, Chief Executive Officer and Chairman of the Board for more than five years of The Citizens Bank, Enterprise, Alabama, and its holding company, Enterprise Capital Corporation, Inc. He has a Master’s degree in banking. Mr. Armstrong has also been a director of Alabama Power Company of Birmingham, Alabama for more than 25 years. Mr. Armstrong brings to our Board his financial reporting experience and substantial knowledge regarding the financial services sector and the banking industry in particular. In addition, Mr. Armstrong has many years of experience serving on boards of directors of other institutions.

Robert J. Campbell was appointed to the position of director of the Company in August 2007. Mr. Campbell has been a Partner with the investment advisory firm of Beck, Mack & Oliver, LLC since 1990. Since 1999, Mr. Campbell has also served as a director of Camden National Corporation, a publicly traded company, and as a member of its audit committee and chair of its capital committee. Mr. Campbell brings to the Board an extensive understanding of finance and accounting, which he obtained through 40 years of analyzing financial services companies, as well as his experience on our Board and the board of Camden National Corporation. In addition, Mr. Campbell’s investment management expertise makes him a valuable addition to our Investment Committee, of which he serves as chairman.

Paul J. Collins became a director of the Company on January 31, 2007 in connection with the completion of the Merger. Mr. Collins served as a director of The Enstar Group, Inc. from May 2004 through the Merger. In September 2000, Mr. Collins retired as a Vice Chairman and member of the Management Committee of Citigroup Inc. where he served in various executive capacities. From 1985 to 1998, Mr. Collins served as a director of Citicorp and its principal subsidiary, Citibank; from 1988 to 1998, he also served as Vice Chairman of those entities. Mr. Collins currently serves as a trustee of the University of Wisconsin Foundation and the Glyndebourne Arts Trust. He is also a member of the Advisory Board of Welsh, Carson, Anderson & Stowe, a private equity firm. He was previously a director of Kimberly Clark Corporation, Nokia Corporation and BG Group and a member of the supervisory board of Actis Capital LLP. Mr. Collins contributes financial reporting and investment management expertise to our Board as a result of his work with Citicorp and Citibank and his previous experience on the audit committees of several public companies. Mr. Collins also has many years of experience serving as a director of large public companies.

J. Christopher Flowers has been a director of the Company since November 2001. Mr. Flowers served as a director of The Enstar Group, Inc. from October 1996 through the Merger, including serving as Vice Chairman of the Board of Directors of The Enstar Group, Inc. from December 1998 through July 2003. Mr. Flowers is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC, the financial services investment advisory firm he founded in 1998. Previously, Mr. Flowers was head of the Financial Institutions Group at Goldman Sachs, a group he helped found in 1986. Mr. Flowers is also a director of Shinsei Bank, Ltd. (since 2000), Kessler Group (since 2007) and Flowers National Bank (since 2008). Mr. Flowers is well known in the financial services industry, and as Chief Executive Officer of J.C. Flowers & Co. LLC, he brings to our Board his significant experience managing investments and effectuating mergers and acquisitions. Mr. Flowers was instrumental in The Enstar Group, Inc.’s initial investment in the Company in its early stages, and has worked alongside our senior management for many years developing our business.

Paul J. O’Shea has served as a director, Executive Vice President and Joint Chief Operating Officer of the Company since our formation in 2001. Mr. O’Shea served as a director and Executive Vice President of Enstar Limited, which is now a subsidiary of the Company, from 1995 until 2001. In 1994, Mr. O’Shea joined Dominic F. Silvester and Nicholas A. Packer in their run-off business venture in Bermuda. From 1985 until 1994, he served as the Executive Vice President, Chief Operating Officer and a director of Belvedere Group/Caliban Group. Mr. O’Shea has spent more than 26 years in the insurance and reinsurance industry, including many years in senior management roles, and has been involved in financial management and mergers and acquisitions. He leads the Company’s acquisition process and is instrumental in all aspects of our acquisitions. As a co-founder of the Company, Mr. O’Shea has intimate knowledge and expertise regarding the Company and our industry.

Dominic F. Silvester is currently the Chairman and Chief Executive Officer (“CEO”) of the Company and has served as a director and the CEO of the Company since its formation in 2001. In 1993, Mr. Silvester began a business venture in Bermuda to provide run-off services to the insurance and reinsurance industry. In 1995, the business was assumed by Enstar Limited, which is now a subsidiary of the Company, of which Mr. Silvester was the Chief Executive Officer. From 1988 until 1993, Mr. Silvester served as the Chief Financial Officer of Anchor Underwriting Managers Limited. As a co-founder of the Company and its current Chairman and CEO, Mr. Silvester contributes to the Board his intimate knowledge of the Company and the run-off industry. He is well known in the industry and is primarily responsible for identifying and developing our acquisition opportunities on a worldwide basis. Mr. Silvester has served as CEO of the Company since our inception, demonstrating his proven ability to manage and grow the business.

In connection with the first closing under the Investment Agreement among the Company and GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. dated April 20, 2011, the Company appointed Sumit Rajpal to the Board, effective May 16, 2011. Mr. Rajpal, age 35, is a managing director of Goldman, Sachs & Co. He joined Goldman, Sachs & Co. in 2000 and became a managing director in 2007. Mr. Rajpal also serves as a director on the boards of USI Holdings Corporation, CSI Entertainment, Alliance Films Holdings Inc., ProSight Specialty Insurance Holdings, SKBHC Holdings, LLC and Dollar General Corporation (where he is an observer on the board). Mr. Rajpal brings to our Board his extensive experience as an investor and director in the global insurance and reinsurance industries and his expertise in corporate finance and compensation arrangements.

CORPORATE GOVERNANCE

Code of Ethics/Code of Conduct

We have adopted a Code of Ethics that applies to all of our senior executive and financial officers, and a Code of Conduct that applies to all of our directors and employees, including all senior executive and financial officers covered by the Code of Ethics. Copies of our Code of Ethics and Code of Conduct are available on our website at http://www.enstargroup.com/corporate-governance. In addition, any shareholder may receive copies of these documents in print, without charge, by contacting Investor Relations at Enstar Group Limited, P.O. Box 2267, Windsor Place, 3rd Floor, 18 Queen Street, Hamilton HM JX, Bermuda. We intend to post any amendments to our Code of Ethics or Code of Conduct on our website. In addition, we intend to disclose any waiver of a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, as well as any waiver of a provision of the Code of Conduct that applies to our senior executives and financial officers, by posting such information on our website or by filing a Form 8-K with the SEC within the prescribed time period.

Audit Committee

Our Board currently maintains an Audit Committee comprised of Messrs. Akre, Armstrong, Campbell and Collins, with Mr. Campbell serving as Chairman. Our Board has determined that each of Messrs. Collins and Campbell, who are independent directors, qualifies as an audit committee financial expert pursuant to the definition set forth in Item 407(d)(5)(ii) of Regulation S-K, as adopted by the SEC.

EXECUTIVE OFFICERS

The table below sets forth certain information concerning our executive officers:

Name	Age	Position(s)

Dominic F. Silvester(1)	50	Chairman and Chief Executive Officer
Paul J. O’Shea(1)	53	Executive Vice President, Joint Chief Operating Officer and Director
Nicholas A. Packer	48	Executive Vice President and Joint Chief Operating Officer
Richard J. Harris	49	Chief Financial Officer

(1)	Biography available above under “Directors.”

Nicholas A. Packer has served as Executive Vice President and the Joint Chief Operating Officer of the Company since our formation in 2001. He served as a director of the Company from January 2007 to August 2007, when he resigned from that position. From 1996 to 2001, Mr. Packer was Chief Operating Officer of Enstar (EU) Limited, a wholly owned subsidiary of Enstar Limited, which is now a subsidiary of the Company. Mr. Packer served as Enstar Limited’s Chief Operating Officer from 1995 until 1996. From 1993 to 1995, Mr. Packer joined Mr. Silvester in forming a run-off business venture in Bermuda. Mr. Packer served as Vice President of Anchor

Underwriting Managers Limited from 1991 until 1993. Prior to joining Anchor, he was a joint deputy underwriter at CH Bohling & Others, an affiliate of Lloyd’s of London.

Richard J. Harris has served as the Chief Financial Officer (the “CFO”) of the Company since May 2003. From 2000 until April 2003, Mr. Harris served as Managing Director of RiverStone Holdings Limited & Subsidiary Companies, the European run-off operations of Fairfax Financial Holdings Limited. Previously, he served as the Chief Financial Officer of Sphere Drake Group.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC and The Nasdaq Stock Market, LLC reports on Forms 3, 4 and 5 concerning their ownership of ordinary shares and other equity securities of the Company. Under SEC rules, we must be furnished with copies of these reports.

Based solely on our review of the copies of such forms received by us and written representations from our executive officers and directors, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities under Section 16(a) were complied with on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Committee Report

The following report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the SEC’s proxy rules or the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth below with our management. Based on its review and discussions, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2010.

COMPENSATION COMMITTEE

Charles T. Akre, Jr., Chairman
T. Whit Armstrong
Robert J. Campbell
Paul J. Collins

Compensation Discussion and Analysis

Our Compensation Committee is comprised of four independent directors. The Compensation Committee is responsible for establishing the philosophy and objectives of our compensation programs, designing and administering the various elements of our compensation programs and assessing the performance of our executive officers and the effectiveness of our compensation programs in achieving their objectives.

Executive Summary

We are a rapidly growing company operating in an extremely competitive and changing industry. We believe that the skill, talent, judgment and dedication of our executive officers are critical factors affecting the long-term value of our company. Therefore, our goal is to maintain an executive compensation program that will fairly compensate our executives, attract and retain qualified executives who are able to contribute to our long-term success, induce performance consistent with clearly defined corporate objectives and align our executives’ long-term interests with those of our shareholders.

In 2010, the Compensation Committee sought independent review of our executive compensation practices relative to certain publicly-traded Bermuda insurance and reinsurance companies. In February 2010, in connection with establishing compensation for our executive officers for 2010, the Compensation Committee engaged PricewaterhouseCoopers LLP as its compensation consultant. PricewaterhouseCoopers LLP compared our compensation practices to the then most recently available compensation data (which was 2008 data) for other publicly-traded Bermuda companies in the insurance and reinsurance industry. As discussed in more detail below, after considering this data and other factors, the Compensation Committee increased base salaries for 2010 in recognition that our executive officer compensation was significantly below what the analysis indicated were median levels for our market. In the third quarter of 2010, the Compensation Committee engaged Towers Watson as its compensation consultant to provide an independent review of our overall compensation arrangements for our executive officers and certain non-executive senior managers compared to the then most recently available compensation data (which was 2009 data) for other publicly-traded Bermuda companies in the insurance and reinsurance industry. Towers

Watson also reviewed our 2006-2010 Annual Incentive Compensation Program (the “2006-2010 Annual Incentive Plan”), which was scheduled to expire in December 2010. As also discussed in more detail below, after considering this data and other factors, the Compensation Committee increased Mr. Silvester’s salary in recognition that his compensation remained significantly below what the analysis indicated was the median level for our market and approved a new annual incentive plan that is substantially similar to the 2006-2010 Annual Incentive Plan that it would replace.

We have specifically identified growth in our net book value per share as our primary corporate objective. We believe growth in our net book value is largely driven by growth in our net earnings, which is in turn partially driven by successfully completing new acquisitions. While we have not identified specific metrics or goals against which we measure the performance of our executive officers, we believe the structure of our bonus plan, as described below, induces performance consistent with our corporate objectives and aligns our executives’ long-term interests with those of our shareholders. In 2010, we experienced successful growth in our net book value per share and net earnings, partially due to the completion of the acquisitions of six companies and eight portfolios of insurance and reinsurance business. Our basic book value per share increased to $73.29 as of December 31, 2010, as compared to $59.05 as of December 31, 2009. Net earnings attributable to the Company in 2010 grew to $174.1 million, as compared to $135.2 million in 2009. As discussed in more detail below, the successful 2010 year resulted in increased bonuses paid to executive officers under the 2006-2010 Annual Incentive Plan compared to 2009, principally due to the overall bonus pool being larger ($30.7 million in 2010, compared to $23.9 million in 2009) because of the increase in our net after-tax profits before bonus expense ($204.8 million for the year ended December 31, 2010, compared to $159.0 million for the year ended December 31, 2009).

Role of Executive Officers and Compensation Consultants

For the fiscal year ended December 31, 2010, Mr. Silvester, our Chairman and CEO, as the leader of our executive team, assessed the individual contribution of each member of our executive team and made a recommendation in February 2010 to the Compensation Committee with respect to any merit increase in salary, and made a recommendation in February 2011 to the Compensation Committee with respect to cash bonus and share awards under the 2006-2010 Annual Incentive Compensation Plan. The Compensation Committee evaluated, discussed and approved these recommendations.

Our CEO and CFO also support the Compensation Committee in its work by providing information relating to our financial plans, performance assessments of our executive officers and other personnel-related data. Mr. Harris, our CFO, regularly attends portions of the meetings of our Compensation Committee in connection with performing these functions.

The committee has the authority under its charter to retain independent compensation consultants or other outside advisors. The Compensation Committee engaged two compensation consultants in 2010, and details of the two engagements are discussed below.

Principal Elements of Executive Compensation

Our executive compensation program currently consists of three components: base salaries, annual incentive compensation and long-term incentive compensation. There is no pre-established policy or target for the allocation of these components. Rather, the structure of our 2006-2010 Annual Incentive Plan tended to dictate what percentage of our executives’ annual compensation was derived from their bonuses as opposed to their base salaries and the value of their perquisites. The Compensation Committee considers all compensation components in total when evaluating and making decisions with respect to each individual component.

In reviewing compensation for 2010 to determine whether we were meeting our goal of providing competitive compensation that will attract and retain qualified executives, early in 2010, the Compensation Committee considered an analysis provided by PricewaterhouseCoopers LLP for purposes of establishing 2010 base salaries. Later in the year, the committee considered a Towers Watson report for purposes of reexamining 2010 base salaries against more current peer compensation data and establishing a new annual incentive compensation program. The two independent analyses of our executive compensation practices included comparisons of our compensation practices to those practices described in the periodic filings of other publicly-traded Bermuda companies in the insurance and reinsurance industry.

The companies included in the PricewaterhouseCoopers LLP peer group included Allied World Assurance Company Holdings Limited, Argo Group International Holdings Ltd., Arch Capital Group Ltd., Aspen Insurance Holdings Ltd., Assured Guaranty Ltd., AXIS Capital Holdings Ltd., CRM Holdings, Ltd., Endurance Specialty Holdings Ltd., Everest Re Group Ltd., Maiden Holdings, Ltd., Max Capital Group Ltd., Montpelier Re Holdings Ltd., PartnerRe Limited, Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd., and White Mountains Insurance Group Ltd. (collectively, the “PWC Peer Group”). The companies included in the Towers Watson peer group included Allied World Assurance Company Holdings Limited, Argo Group International Holdings Ltd., Aspen Insurance Holdings Ltd., Assured Guaranty Ltd., AXIS Capital Holdings Ltd., CRM Holdings, Ltd., EMC Insurance Group Inc., Endurance Specialty Holdings Ltd., Hilltop Holdings Inc., Maiden Holdings, Ltd., Max Capital Group Ltd., Mercer Insurance Group, Inc., Montpelier Re Holdings Ltd., NYMAGIC, Inc., Platinum Underwriters Holdings Ltd., RenaissanceRe Holdings Ltd. and RLI Corp. (collectively, the “TW Peer Group”). The Towers Watson report also updated the data for the PWC Peer Group by providing the 2009 compensation information for those companies. The committee reviewed the compensation paid by these companies for informational and overall comparison purposes; there was no target percentile or precise position in which we aimed to fall other than to generally be competitive with the compensation we offer our executives.

Base Salaries.  The salaries of our CEO and our other executive officers are generally established based on the scope of the executives’ responsibilities, taking into account what the Compensation Committee believes to be competitive market compensation for similar positions based on the results of analyses performed by its compensation consultants and publicly available, as well as anecdotal, information available to the Compensation Committee. Our goal is to provide base salary levels that are consistent with levels necessary to achieve our compensation objective, which is to maintain compensation competitive with the market. We believe that below-market compensation could, in the long run, jeopardize our ability to retain our executive officers. Due to the competitive market for highly qualified employees in our industry and our geographic locations, we may choose to set our cash compensation levels at the higher end of the market in the future. Any base salary adjustments are generally based on competitive conditions, market increases in salaries, individual performance, our overall financial results and changes in job duties and responsibilities. Pursuant to the employment agreements we have with our CEO and our other executive officers, base salaries are also subject to cost-of-living adjustments, which provide that an increase in an executive officer’s base salary with respect to each subsequent year may not be less than the product of the executive officer’s base salary multiplied by the annual percentage increase in the retail price index for the United States, as reported in the most recent report of the U.S. Department of Labor for the preceding year. Once increased, the executive officer’s annual salary cannot be decreased without his written consent.

In February 2010, PricewaterhouseCoopers LLP provided an analysis to the Compensation Committee that included a review of total compensation of executives at the PWC Peer Group companies for 2008, the most recent year with respect to which information was publicly available, and a comparison of the compensation of our CEO, CFO, and Executive Vice Presidents to similar positions at the PWC Peer Group companies. Based primarily on this analysis, our 2009 financial results, and the CEO’s recommendations based on his review of the foregoing, the Compensation Committee increased base salaries for 2010 in recognition that total executive officer compensation was significantly below what the analysis indicated were median levels for our market. The Compensation Committee believed that continuing to compensate our executives at a level that is significantly below the median of our market could jeopardize our ability to retain these key employees. The committee increased Mr. Silvester’s base salary by 58.7%, Messrs. O’Shea and Packer’s base salaries by 70.7% and Mr. Harris’s base salary by 91.2%, effective March 31, 2010, to address the disparity between total compensation for our executive officers and the median compensation for the PWC Peer Group.

In November 2010, Towers Watson provided an analysis to the Compensation Committee that included a review of our overall compensation arrangements for our executive officers and certain non-executive senior managers, a review of the 2006-2010 Annual Incentive Plan, and recommendations for the implementation of a new annual incentive plan to replace the 2006-2010 Annual Incentive Plan, which expired in December 2010. The analysis of compensation arrangements included a review of total compensation of executives and certain non-executive senior managers at the TW Peer Group companies for 2009, the most recent year with respect to which information was then publicly available, and a comparison of the total compensation of our CEO, CFO, Executive Vice Presidents and certain non-executive senior managers to similar positions at the companies in the TW Peer Group and the PWC Peer Group. Based on this analysis, the Compensation Committee increased Mr. Silvester’s 2010 base salary by an additional 55.6% from $1,200,000 to $1,866,667 retroactive to April 1, 2010 in recognition that his total compensation fell further below what the analysis indicated was the median level for our market than the committee believed to be appropriate. The committee made no further adjustments to the base salaries of Messrs. O’Shea, Packer and Harris, as it believed that their compensation was appropriately competitive with the market.

For 2011, the Compensation Committee increased base salaries by 7.1% for Mr. Silvester and by 5.0% for Messrs. O’Shea, Packer and Harris, plus, for all executive officers, an amount equal to the annual housing allowance, which was eliminated as a perquisite, primarily to reflect what the committee believed were appropriate cost-of-living adjustments. The Compensation Committee also considered then-current market conditions and determined that a greater increase was not warranted. Effective January 1, 2011, annual base salaries were as follows: (i) Mr. Silvester, $2,102,000 (increased from $1,866,667); and (ii) Messrs. O’Shea, Packer and Harris, $1,152,000 (increased from $1,000,000).

Annual Incentive Compensation.  We previously maintained the 2006-2010 Annual Incentive Plan, which expired in December 2010. As part of its review of our compensation practices, Towers Watson reviewed the 2006-2010 Annual Incentive Plan and concluded that the essential structure of the bonus plan should be maintained. Based in large part on the analysis provided by Towers Watson, on February 23, 2011, the Compensation Committee adopted the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “2011-2015 Annual Incentive Program,” and, together with the 2006-2010 Annual Incentive Plan, the “Annual Incentive Plans”), which is substantially similar to the 2006-2010 Annual Incentive Plan. The purpose of the Annual Incentive Plans is to set aside 15% of our net after-tax profits to be allocated among our executive officers and employees. The Annual Incentive Plans are designed to reward performance that is consistent with our primary corporate objective of increasing our net book value per share through growth in our net earnings. The percentage of net after-tax profits comprising the bonus pool will be 15% unless the Compensation Committee exercises its discretion to decrease or increase the percentage no later than 30 days after the last day of the calendar year.

The allocation of the Annual Incentive Plan pool among our executive officers and the other participants in the plan is the responsibility of the Compensation Committee and is based on individual performance, as determined by the Compensation Committee with significant input from our CEO. As stated above, after the year ended December 31, 2010, our CEO assessed the individual contribution of each member of our executive team and made a recommendation to the Compensation Committee as to the allocation of bonuses out of the bonus pool. While the bonus pool is quantified as 15% of our net after-tax profits, there are no quantitative performance objectives for the recommendation as to individual allocations, nor are specific goals or targets for the executive team established in advance.

The factors considered in evaluating individual performance traditionally have been the executive’s contribution to our operating results, including the performance of the areas over which each executive has primary responsibility. The allocations are discretionary and driven by the opinion of both the CEO and the Compensation Committee as to how each executive officer performed when looking back on the fiscal year. Because the bonus pool is a fixed amount determined by a pre-established financial metric, we allow for a subjective judgment in allocating the pool to the individuals. No pre-determined criteria are established or utilized to support that judgment; the Compensation Committee bases its opinion on its retrospective view of the executive’s overall contribution during the year. For 2010, the Compensation Committee decided to permit our executive officers to choose whether to receive their Annual Incentive Plan bonuses in cash or ordinary shares, adjusted as necessary for fractional shares. For the year ended December 31, 2010, we awarded Mr. Silvester a total bonus of $2,750,000 and each of Messrs. O’Shea, Packer and Harris a total bonus of $2,250,000. Messrs. Silvester, O’Shea and Packer elected to receive their bonuses in cash and Mr. Harris elected to receive $1,687,500, or 75% of his total bonus, in cash, and $562,500, or 25% of his total bonus, in ordinary shares. As a result of Mr. Oros’s resignation on August 20, 2010, we did not award Mr. Oros a bonus for the year ended December 31, 2010. The bonus shares were awarded through the 2006 Equity Incentive Plan, as more fully described below.

Bonuses paid to executive officers under the 2006-2010 Annual Incentive Plan increased compared to last year. This was principally due to the overall bonus pool being larger ($30.7 million in 2010, compared to $23.9 million in 2009) because of the increase in our net after-tax profits before bonus expense ($204.8 million for the year ended December 31, 2010, compared to $159.0 million for the year ended December 31, 2009). The CEO and Compensation Committee have historically agreed that equal bonuses be paid to executive officers under the 2006-2010 Annual Incentive Plan based on the CEO’s assessment that all contributed equally, and as a reward and incentive for continued cohesiveness and teamwork. For 2010, the Compensation Committee awarded Mr. Silvester a higher bonus than the other executive officers in recognition of his efforts with respect to our increased acquisition activities and overall performance. The Compensation Committee agreed with the CEO’s recommendation that each other current executive officer receive an equal share of the bonus pool as each contributed equally to our performance and each was instrumental in the operating results achieved. The Compensation Committee has approved these equal bonuses to Messrs. O’Shea, Packer and Harris because it determined that doing so promotes accord and a willingness to strive for favorable results in the area over which each executive has primary responsibility.

In making compensation decisions, the Compensation Committee has evaluated the Annual Incentive Plans and believes that they are properly aligned with the Company’s performance as a whole and do not provide incentives for our executives to take inappropriate or excessive risks in any particular year to the detriment of our long-term success, as any such detriment would negatively affect the amount of the bonus payments in future years. Furthermore, the committee believes that at the present time the bonus structure addresses current market conditions, because the measure of net after-tax profits encompasses all aspects of our performance, including, among many other factors, market-sensitive areas such as the performance of our investment portfolio.

Long-Term Incentive Compensation. We have established the 2006 Equity Incentive Plan (the “Equity Incentive Plan”) to provide our employees long-term incentive compensation in the form of share ownership, which we believe furthers our objective of aligning the interests of management and the other participants in the plan with the interests of our shareholders. The Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee currently expects that the majority of shares available for issuance under the Equity Incentive Plan will be used for the purpose of granting bonus shares, which are issued in lieu of all or a portion of the cash bonus payments under the Annual Incentive Plans. Other awards under the Equity Incentive Plan may be made at various times and in varying amounts at the discretion of the Compensation Committee, although in 2010 this did not occur. In February 2011, the Compensation Committee granted 50,000 restricted shares to Mr. Harris under the Equity Incentive Plan in recognition of his efforts with respect to our capital raising activities and our overall performance. These shares vest in four equal annual installments beginning in February 2012.

As described above, for the year ended December 31, 2010, Mr. Harris received 6,259 ordinary shares, representing 25% of his $2,250,000 total bonus award. The bonus share award had a value on the award date of $562,496. The Compensation Committee made bonus determinations under the 2006-2010 Annual Incentive Plan at its meeting on February 23, 2011. The committee determined that the bonus shares would be awarded on the fifth day following the release of our Annual Report on Form 10-K for the year ended December 31, 2010. The choice of this date is consistent with the committee’s past practice and the committee’s desire to use a market price that reflects the impact of the information contained in our Annual Report. The closing price of our ordinary shares on the Nasdaq Global Select Market for the grant date of the award, March 11, 2011, $89.87, was used to determine the overall number of shares awarded to Mr. Harris under the Equity Incentive Plan. The bonus shares were immediately vested and not subject to any restriction on transfer.

Share Ownership Guidelines

We currently do not require our directors or executive officers to own a particular amount of our ordinary shares, nor do we have a policy regarding hedging the economic risk of such ownership. The Compensation Committee is satisfied that the equity holdings among our executive officers — currently our executive officers beneficially own in aggregate approximately 20.1% of our shares outstanding — are sufficient at this time to provide motivation and to align this group’s interests with the interests of our shareholders.

Perquisites

Our executive officers participate in the same group insurance and employee benefit plans, including medical and dental insurance, long-term disability insurance and life insurance, on the same basis as our other salaried employees. In addition, our executive officers receive certain other benefits that are described below under “Additional Benefits.”

Through the end of 2010, Messrs. Silvester, O’Shea, Packer and Harris also received housing allowances pursuant to their employment agreements. Because our business is global and we are headquartered in Bermuda, many of our executive officers are required to relocate or to maintain a second residence in order to work for us. Non-Bermudians are significantly restricted by law from owning property in Bermuda and accordingly the housing market is largely based on renting to expatriates who work on the island. As a result, housing allowances have become a common practice for non-Bermudians. In the past, we provided housing allowances to help defray the cost of maintaining a second residence or working in multiple locations. Effective January 1, 2011, the housing allowances for Messrs. Silvester, O’Shea, Packer and Harris were eliminated and an amount equal to the amount of the housing allowance was instead added to the salary of Messrs. Silvester, O’Shea, Packer and Harris.

Post-Termination Protection and Change in Control

We have entered into employment agreements with Messrs. Silvester, O’Shea, Packer and Harris and we had an employment agreement with Mr. Oros prior to his resignation on August 20, 2010. Each such agreement provides for accelerated vesting of equity in the event that we are subject to a change in control and the executive officer’s employment terminates for specified reasons. See “Employment Agreements with Executive Officers” below for a summary of these employment agreements. The terms of each employment agreement reflect arm’s length negotiations between us and the executive officer. In addition, our Equity Incentive Plan and our Annual Incentive Plans provide that our executive officers receive certain benefits upon a change in control. These benefits are described below in “Potential Payments Upon Termination or Change in Control.” The basis for the change in control provisions in both the employment agreements and the incentive plans is that they were consistent with customary industry practice and competitive in the marketplace at the time they were entered into or established.

Financial Restatements

The Compensation Committee has not adopted a policy with respect to whether we will make retroactive adjustments to any cash- or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. Our Compensation Committee believes that this issue is best addressed if the need actually arises, when all of the facts regarding the restatement are known.

Tax and Accounting Treatment of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), places a limit of $1,000,000 on the amount of compensation that we may deduct from our U.S. source income in any one year with respect to certain of our executive officers. As a Bermuda-based company with limited U.S. source income, this limitation has not historically impacted our decisions regarding executive compensation.

We account for equity compensation paid to our employees based on the guidance of the Share-Based Payment topic of the Financial Accounting Standards Board Accounting Standards Codification, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued.

Summary

The Compensation Committee believes that our compensation philosophy and programs are designed to foster a performance-oriented culture that aligns our executive officers’ interests with those of our shareholders. The Compensation Committee also believes that the compensation of our executives is both appropriate and responsive to the goal of improving shareholder value through growth in our net book value per share.

Summary Compensation Table

The following table sets forth compensation earned in fiscal 2010, 2009 and 2008 by our Chairman and CEO, our CFO, the two other executive officers who were serving as of December 31, 2010, and John J. Oros, who was our Executive Chairman until his resignation on August 20, 2010. These individuals are referred to in this Amendment as the “named executive officers.”

				Stock	All Other
		Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)		($)

Dominic F. Silvester	2010	$1,589,000	$2,750,000	$—	$443,715	(2)	$4,782,715
Chairman and Chief	2009	$747,000	$1,500,026	$499,974	$274,475		$3,021,475
Executive Officer	2008	$690,000	$750,034	$249,966	$292,757		$1,982,757
Richard J. Harris	2010	$880,725	$1,687,504	$562,496	$222,529	(3)	$3,353,254
Chief Financial Officer	2009	$516,675	$1,500,026	$499,974	$171,873		$2,688,548
	2008	$477,250	$750,034	$249,966	$154,874		$1,632,124
Paul J. O’Shea	2010	$896,475	$2,250,000	$—	$224,104	(4)	$3,370,579
Executive Vice President, Joint	2009	$578,925	$1,500,026	$499,974	$178,098		$2,757,023
Chief Operating Officer and Director	2008	$534,750	$750,034	$249,966	$173,623		$1,708,373
Nicholas A. Packer	2010	$896,475	$2,250,000	$—	$224,104	(5)	$3,370,579
Executive Vice President and	2009	$578,925	$1,500,026	$499,974	$178,098		$2,757,023
Joint Chief Operating Officer	2008	$534,750	$750,034	$249,966	$173,623		$1,708,373
John J. Oros(6)	2010	$241,977 (7)	$—	$—	$1,287,627	(8)	$1,529,604
Former Executive Chairman	2009	$373,500	$750,047	$249,953	$37,350		$1,410,850
and Director	2008	$345,000	$750,034	$249,966	$34,500		$1,379,500

(1)	For 2010, represents 6,259 bonus shares awarded to Mr. Harris in March 2011 pursuant to the 2006-2010 Annual Incentive Plan and issued pursuant to the Equity Incentive Plan. The shares were immediately vested, therefore, the value shown represents the number of shares multiplied by the closing price of our ordinary shares on the award date.

For 2009, represents bonus shares awarded in March 2010 pursuant to the 2006-2010 Annual Incentive Plan and issued pursuant to the Equity Incentive Plan as follows: Mr. Silvester, 7,331 shares; Mr. O’Shea, 7,331 shares; Mr. Packer, 7,331 shares; Mr. Harris, 7,331 shares; and Mr. Oros, 3,665 shares. The shares were immediately vested, therefore, the values shown represent the number of shares multiplied by the closing price of our ordinary shares on the award date.

For 2008, represents 4,866 bonus shares awarded to each of the named executive officers in March 2009 pursuant to the 2006-2010 Annual Incentive Plan and issued pursuant to the Equity Incentive Plan. The shares were immediately vested, therefore the values shown represent the number of shares multiplied by the closing price of our ordinary shares on the award date.

(2)	Represents housing allowance ($102,000), personal financial planning ($95,534), reimbursement under Mr. Silvester’s employment agreement for one trip for his family to/from Bermuda each calendar year ($54,825), cash payment in lieu of retirement benefit contribution ($158,900), and payroll and social insurance tax gross-ups ($32,456).

(3)	Represents housing allowance ($102,000), cash payment in lieu of retirement benefit contribution ($88,073), and payroll and social insurance tax gross-ups ($32,456).

(4)	Represents housing allowance ($102,000), cash payment in lieu of retirement benefit contribution ($89,648), and payroll and social insurance tax gross-ups ($32,456).

(5)	Represents housing allowance ($102,000), cash payment in lieu of retirement benefit contribution ($89,648), and payroll and social insurance tax gross-ups ($32,456).

(6)	John J. Oros resigned from his position as Executive Chairman and as a Director on August 20, 2010.

(7)	Represents payment of salary accrued through resignation date.

(8)	Represents severance payment ($1,250,000), cash payment in lieu of retirement benefit contribution ($30,277) and employer matching contributions under the 401(k) & Savings Plan of Enstar (US) Inc. (“Enstar U.S.”), our wholly-owned subsidiary ($7,350).

Grants of Plan-Based Awards in 2010

The following table provides information regarding plan-based awards granted during fiscal 2010. The bonus share award to Mr. Harris disclosed above in the Stock Awards column of the Summary Compensation Table for 2010 was awarded in March 2011 in recognition of services provided by him during 2010 and, therefore, is not included in this table.

			All Other Stock
			Awards: Number	Grant Date Fair
	Grant	Award	of Shares of	Value of Stock and
Name	Date(1)	Date(2)	Stock of Units (#)(3)	Option Awards(4)

Dominic F. Silvester	March 10, 2010	February 23, 2010	7,331	$499,974
Richard J. Harris	March 10, 2010	February 23, 2010	7,331	$499,974
Paul J. O’Shea	March 10, 2010	February 23, 2010	7,331	$499,974
Nicholas A. Packer	March 10, 2010	February 23, 2010	7,331	$499,974
John J. Oros	March 10, 2010	February 23, 2010	3,665	$249,953

(1)	Date of issuance of shares.

(2)	Date award was approved by the Compensation Committee.

(3)	Represents the bonus shares awarded pursuant to our 2006-2010 Annual Incentive Plan and issued pursuant to our Equity Incentive Plan. The shares were immediately vested on the grant date.

(4)	Based on the closing price of our ordinary shares on March 10, 2010, which was $68.20.

Employment Agreements with Executive Officers

We have employment agreements with Messrs. Silvester, O’Shea, Packer and Harris, effective as of May 1, 2007. Mr. Silvester’s employment agreement was amended and restated June 4, 2007; the effective date of the agreement remains as of May 1, 2007.

We and Enstar U.S. had an employment agreement with Mr. Oros until his resignation on August 20, 2010. In connection with Mr. Oros’s resignation, the Company, Enstar U.S. and Mr. Oros entered into a Separation Agreement and General Release (the “Separation Agreement”), which became effective on August 28, 2010, as described more fully below.

Dominic F. Silvester

Pursuant to his employment agreement, Mr. Silvester serves as our CEO and his initial term of service is five years (ending May 1, 2012). After the initial term ends, the agreement will renew for additional one-year periods unless either party gives prior written notice to terminate the agreement.

Under the employment agreement, Mr. Silvester is entitled to an annual base salary of $1,866,667 (which was increased by the Compensation Committee to $2,102,000, effective January 1, 2011) and is eligible for incentive compensation under our incentive compensation programs.

Mr. Silvester is also entitled to certain employee benefits, including (i) a housing allowance of $8,500 per month (which was eliminated effective January 1, 2011), (ii) a life insurance policy in the amount of five times his base salary, (iii) medical and dental insurance for Mr. Silvester, his spouse and any dependents, (iv) long-term disability insurance, (v) payment of an amount equal to 10% of his base salary each year in lieu of a retirement benefit contribution, and (vi) reimbursement for one trip for his family to/from Bermuda each calendar year. To the extent required, the amount of these benefits paid to Mr. Silvester for the years ended December 31, 2010, 2009 and 2008 is reflected in the “All Other Compensation” column of the Summary Compensation Table above. Mr. Silvester’s employment agreement also provides for certain benefits upon termination of his employment for various reasons, as described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Under the terms of his employment agreement, Mr. Silvester agreed not to compete with us for the term of the employment agreement and, if his employment with us is terminated before the end of the initial five-year term, for a period of eighteen months after his termination of employment.

Richard J. Harris

Pursuant to his employment agreement, Mr. Harris serves as our CFO and his initial term of service is five years (ending May 1, 2012). After the initial term ends, the agreement will renew for additional one-year periods unless either party gives prior written notice to terminate the agreement.

Under the employment agreement, Mr. Harris is entitled to an annual base salary of $1,000,000 (which was increased by the Compensation Committee to $1,152,000, effective January 1, 2011) and is eligible for incentive compensation under our incentive compensation programs.

Mr. Harris is also entitled to certain employee benefits, including (i) a housing allowance of $8,500 per month (which was eliminated effective January 1, 2011), (ii) a life insurance policy in the amount of five times his base salary, (iii) medical and dental insurance for Mr. Harris, his spouse, and any dependents, (iv) long-term disability insurance, and (v) payment of an amount equal to 10% of his base salary each year in lieu of a retirement benefit contribution. To the extent required, the amount of these benefits paid to Mr. Harris for the years ended December 31, 2010, 2009 and 2008 is reflected in the “All Other Compensation” column of the Summary Compensation Table above. Mr. Harris’ employment agreement also provides for certain benefits upon termination of his employment for various reasons, as described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Under the terms of his employment agreement, Mr. Harris agreed to not compete with us for the term of the employment agreement and, if his employment with us is terminated before the end of the initial five-year term, for a period of eighteen months after his termination of employment.

Paul J. O’Shea

Pursuant to his employment agreement, Mr. O’Shea serves as one of our Executive Vice Presidents and his initial term of service is five years (ending May 1, 2012). After the initial term ends, the agreement will renew for additional one-year periods unless either party gives prior written notice to terminate the agreement.

Under the employment agreement, Mr. O’Shea is entitled to an annual base salary of $1,000,000 (which was increased by the Compensation Committee to $1,152,000, effective January 1, 2011) and is eligible for incentive compensation under our incentive compensation programs.

Mr. O’Shea is also entitled to certain employee benefits, including (i) a housing allowance of $8,500 per month (which was eliminated effective January 1, 2011), (ii) a life insurance policy in the amount of five times his base salary, (iii) medical and dental insurance for Mr. O’Shea, his spouse and any dependents, (iv) long-term disability insurance, and (v) payment of an amount equal to 10% of his base salary each year in lieu of a retirement benefit contribution. To the extent required, the amount of these benefits paid to Mr. O’Shea for the years ended December 31, 2010, 2009 and 2008 is reflected in the “All Other Compensation” column of the Summary Compensation Table above. Mr. O’Shea’s employment agreement also provides for certain benefits upon termination of his employment for various reasons, as described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Under the terms of his employment agreement, Mr. O’Shea agreed to not compete with us for the term of the employment agreement and, if his employment with us is terminated before the end of the initial five-year term, for a period of eighteen months after his termination of employment.

Nicholas A. Packer

Pursuant to his employment agreement, Mr. Packer serves as one of our Executive Vice Presidents and his initial term of service is five years (ending May 1, 2012). After the initial term ends, the agreement will renew for additional one-year periods unless either party gives prior written notice to terminate the agreement.

Under the employment agreement, Mr. Packer is entitled to an annual base salary of $1,000,000 (which was increased by the Compensation Committee to $1,152,000, effective January 1, 2011) and is eligible for incentive compensation under our incentive compensation programs.

Mr. Packer is also entitled to certain employee benefits, including (i) a housing allowance of $8,500 per month (which was eliminated effective January 1, 2011), (ii) a life insurance policy in the amount of five times his base salary, (iii) medical and dental insurance for Mr. Packer, his spouse, and any dependents, (iv) long-term disability insurance, (v) payment of an amount equal to 10% of his base salary each year in lieu of a retirement benefit contribution, and (vi) reimbursement for one trip for his family to/from Bermuda each calendar year. To the extent required, the amount of these benefits paid to Mr. Packer for the years ended December 31, 2010, 2009 and 2008 is reflected in the “All Other Compensation” column of the Summary Compensation Table above. Mr. Packer’s employment agreement also provides for certain benefits upon termination of his employment for various reasons, as described below in the section entitled “Potential Payments Upon Termination or Change in Control.”

Under the terms of his employment agreement, Mr. Packer agreed to not compete with us for the term of the employment agreement and, if his employment with us is terminated before the end of the initial five-year term, for a period of eighteen months after his termination of employment.

John J. Oros

Pursuant to his employment agreement, Mr. Oros served as an Executive Chairman of both the Company and Enstar U.S., until his resignation on August 20, 2010.

Under the employment agreement, Mr. Oros was entitled to an annual base salary of $378,000 and was eligible for incentive compensation under our incentive compensation programs.

Mr. Oros was also entitled to certain employee benefits, including (i) a life insurance policy in the amount of five times his base salary, (ii) medical and dental insurance for Mr. Oros, his spouse and any dependents under Enstar U.S.’s plans, (iii) long-term disability insurance, and (iv) payment from Enstar U.S. of an amount equal to 10% of his base salary each year in lieu of a retirement benefit contribution (less an amount, if any, equal to non-elective employer contributions made to Enstar U.S.’s 401(k) plan for Mr. Oros). To the extent required, the amount of these benefits paid to Mr. Oros for the years ended December 31, 2010, 2009 and 2008 is reflected in the “All Other Compensation” column of the Summary Compensation Table above. Mr. Oros’ employment agreement also provided for certain benefits upon termination of his employment for various reasons, as described below in the section entitled “Potential Payments Upon Termination of Change in Control.”

After his resignation, Mr. Oros entered into the Separation Agreement, which became effective August 28, 2010. Pursuant to the Separation Agreement, Mr. Oros received $1,250,000 on September 7, 2010 and the Company was released from all obligations under Mr. Oros’s existing employment agreement. Under the terms of his Separation Agreement, Mr. Oros agreed to comply with the covenant in his employment agreement not to compete with us for a period of eighteen months from the date of his termination of employment.

2006 Enstar Group Limited Equity Incentive Plan

On September 15, 2006, the Board and shareholders adopted the Equity Incentive Plan, which reserved 1,200,000 ordinary shares for issuance pursuant to awards granted under the Equity Incentive Plan. The Equity Incentive Plan provides that awards may be granted to participants in any of the following forms, subject to such terms, conditions and provisions as the Compensation Committee may provide: (i) incentive stock options (“ISOs”), (ii) nonstatutory stock options (“NSOs”), (iii) stock appreciation rights (“SARs”), (iv) restricted share awards, (v) restricted share units (“RSUs”), (vi) bonus shares and (vii) dividend equivalents. The maximum aggregate number of ordinary shares subject to each of the following types of awards granted to an employee during any calendar year under the plan is 120,000 shares: options, SARs, restricted share awards and RSUs with performance-based vesting criteria. In addition, the aggregate number of bonus shares granted to an employee under the plan may not exceed 120,000. The Compensation Committee has broad authority to administer the plan, including the authority to select plan participants, determine when awards will be made, determine the type and amount of awards, determine any limitations, restrictions or conditions applicable to each award, and determine the terms of any agreement or other document that evidences an award.

Enstar Group Limited 2006-2010 Annual Incentive Compensation Program

On September 15, 2006, the Board and shareholders adopted the 2006-2010 Annual Incentive Plan. The purpose of the 2006-2010 Annual Incentive Plan, which was administered by the Compensation Committee, was to motivate certain officers, directors and employees of the Company and its subsidiaries to grow our profitability. The 2006-2010 Annual Incentive Plan provided for the annual grant of bonus compensation (a “bonus award”) to certain officers and employees of the Company and its subsidiaries, including our senior executive officers. The aggregate amount available for bonus awards for each calendar year from 2006 through 2010 was determined by the Compensation Committee based on a percentage of our consolidated net after-tax profits (before bonus expense), which for the fiscal years ended December 31, 2010, 2009 and 2008 amounted to $204.8 million, $159.0 million and $95.9 million, respectively. The percentage was 15% for each year as the Compensation Committee did not exercise its discretion to decrease or increase the percentage. The Compensation Committee determined, at its sole discretion, the amount of the bonus award paid to each participant. For the fiscal years ended December 31, 2010, 2009 and 2008, the aggregate amount available for bonus awards under the 2006-2010 Annual Incentive Plan was $30.7 million, $23.9 million and $14.4 million, respectively, or 15% of our net after-tax profits before bonus expense.

Bonus awards were payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award were issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan.

In March 2011, the Compensation Committee granted bonus awards to participants in the 2006-2010 Annual Incentive Plan in recognition of services performed during fiscal 2010. The named executive officers had the option to choose to receive the awards in cash or fully-vested bonus shares granted pursuant to the Equity Incentive Plan. Mr. Silvester was awarded $2,750,000 and Messrs. Harris, O’Shea and Packer were each awarded $2,250,000. Messrs. Silvester, O’Shea and Packer elected to receive the total award in cash, and Mr. Harris elected to receive 75% of his award in cash and 25% in bonus shares. The Compensation Committee made bonus determinations under the 2006-2010 Annual Incentive Plan at its meeting on February 23, 2011, and further determined that the bonus shares would be awarded on the fifth day following the release of our Annual Report on Form 10-K for the year ended December 31, 2010. The choice of this date is consistent with the committee’s past practice and the committee’s desire to use a market price that reflects the impact of the information contained in our Annual Report. The closing price of our ordinary shares on the Nasdaq Global Select Market for grant date of the award, March 11, 2011, $89.87, was used to determine the overall number of shares awarded to Mr. Harris under the Equity Incentive Plan.

In March 2010, the Compensation Committee granted bonus awards to participants in the 2006-2010 Annual Incentive Plan in recognition of services performed during fiscal 2009. The awards to the named executive officers were paid through a combination of cash and fully vested bonus shares granted pursuant to the Equity Incentive Plan; Messrs. Silvester, O’Shea, Packer and Harris were each awarded $2,000,000 ($1,500,026 in cash and 7,331 bonus shares) and Mr. Oros was awarded $1,000,000 ($750,047 in cash and 3,665 bonus shares). The Compensation Committee made bonus determinations under the 2006-2010 Annual Incentive Plan at its meeting on February 23, 2010, and further determined that the bonus shares would be awarded on the fifth day following the release of our Annual Report on Form 10-K for the year ended December 31, 2009. The closing price of our ordinary shares on the Nasdaq Global Select Market for the grant date of the awards, March 10, 2010, $68.20, was used to determine the overall number of shares awarded to each executive under the Equity Incentive Plan.

Enstar Group Limited 2011-2015 Annual Incentive Compensation Program

On February 23, 2011, the Board adopted the 2011-2015 Annual Incentive Program, which is substantially similar to the 2006-2010 Annual Incentive Plan. The purpose of the 2011-2015 Annual Incentive Program, which is administered by the Compensation Committee, is to motivate certain officers, directors and employees of the Company and its subsidiaries to grow our profitability. The 2011-2015 Annual Incentive Program provides for the annual grant of bonus compensation (a “bonus award”) to certain officers and employees of the Company and its subsidiaries, including our senior executive officers. The aggregate amount available for bonus awards for each calendar year from 2011 through 2015 will be determined by the Compensation Committee based on a percentage of our consolidated net after-tax profits (before bonus expense). The percentage will be 15% unless the Compensation Committee exercises its discretion to decrease or increase the percentage no later than 30 days after the last day of the calendar year. The Compensation Committee determines, at its sole discretion, the amount of the bonus award paid to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan.

Retirement Benefits

We maintain retirement plans and programs for our employees in Bermuda, Australia, the United Kingdom and the United States. We do not maintain a formal retirement plan for those Bermuda employees who are work permit holders. Instead, we pay out (and, in the case of Mr. Oros, Enstar U.S. paid out) on an annual basis to employees, including each of Messrs. Silvester, O’Shea, Packer, Harris and Oros, an amount equal to 10% of their base salaries in lieu of a retirement benefit contribution. The amount paid to Mr. Oros was reduced on a pro rata basis as a result of his resignation on August 20, 2010. The amounts paid to Messrs. Silvester, O’Shea, Packer, Harris and Oros are included in the amounts shown in the “All Other Compensation” column of the Summary Compensation Table above.

Under the Australian Superannuation Guarantee Act (“the Act”), our Australia subsidiaries must pay superannuation contributions into a complying superannuation fund in an amount equal to the current mandated minimum of 9% of ordinary time earnings as defined by the Act. We currently contribute in excess of the guarantee amount by paying contributions at the 10% level. Additionally, the employee may make personal contributions to their superannuation fund depending on individual circumstances. The superannuation contributions are paid into a fund chosen by the employee with their desired superannuation manager. The plan is fully portable should the employee cease to be employed by us. None of our named executive officers participates in this plan.

Our United Kingdom subsidiaries operate a Group Personal Pension Plan with a United Kingdom life assurance company into which we contribute monthly an amount equal to 10% of the employees’ base pre-tax salary. In addition, the employee may make personal contributions to the plan. The plan is a defined contribution plan and remains the property of the employee who has discretion over investment choices within his individual plan. The plan is fully portable should the employee cease to be employed by us. None of our named executive officers participates in this plan.

In the United States, Enstar U.S.  maintains a 401(k) & Savings Plan, under which employees may contribute a portion of their earnings on a tax-deferred basis and we may make matching contributions. We may also make profit sharing contributions on a discretionary basis. Mr. Oros is the only named executive officer who participated in this plan. For 2010, Enstar U.S. made matching contributions to Mr. Oros’s account of $7,350 on account of his employment through August 20, 2010.

Additional Benefits

Through December 31, 2010, we provided each of Messrs. Silvester, O’Shea, Packer and Harris with a housing allowance, which is included in the amounts shown for each of them in the “All Other Compensation” column of the Summary Compensation Table above. For the fiscal year ended December 31, 2010, Messrs. Silvester, O’Shea,

Packer and Harris each received $8,500 per month. Effective January 1, 2011, the housing allowance benefit was eliminated.

The Bermudian government imposes payroll taxes and social insurance taxes as a percentage of the employee’s salary, a portion of which is the employer’s responsibility and a portion of which may be charged to the employee. We pay the employee’s share of these taxes for all of our employees in Bermuda, including executive officers. This amount is included in the “All Other Compensation” column of the Summary Compensation Table above for all of our named executive officers subject to these taxes.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth information regarding all outstanding equity awards held by the named executive officers at December 31, 2010.

	Option Awards			Stock Awards
	Number of				Market Value
	Securities			Number of	of Shares or
	Underlying			Shares	Units of Stock
	Unexercised	Option	Option	That Have	That Have
	Options (#)	Exercise	Expiration	Not Vested	Not Vested
Name	Exercisable	Price ($)	Date	(#)	($)

Dominic F. Silvester	—	—	—	—	—
Richard J. Harris	—	—	—	—	—
Paul J. O’Shea	—	—	—	—	—
Nicholas A. Packer	—	—	—	—	—
John J. Oros	49,037 (1)	$19.63	9/27/2011	—	—
	98,075 (2)	$40.78	8/18/2013	—	—

(1)	Received in connection with the Merger in exchange for a fully vested stock option to acquire 50,000 shares of common stock of The Enstar Group, Inc. with an exercise price of $19.25. On March 23, 2011, Mr. Oros exercised this option in full.

(2)	Received in connection with the Merger in exchange for a fully vested stock option to acquire 100,000 shares of common stock of The Enstar Group, Inc. with an exercise price of $40.00.

Option Exercises and Stock Vested during 2010 Fiscal Year

The following table sets forth information regarding the vesting of restricted shares and the exercise of options held by the named executive officers during the 2010 fiscal year.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)

Dominic F. Silvester	0	—	0	—
Richard J. Harris	0	—	0	—
Paul J. O’Shea	0	—	0	—
Nicholas A. Packer	0	—	0	—
John J. Oros	48,075	$2,381,636 (1)	0	—
	49,037	$2,780,398 (2)	0	—

(1)	Based on $62.54, the closing price of our ordinary shares on the day of exercise (February 25, 2010), less the exercise price of $13.00 per share.

(2)	Based on $75.05, the closing price of our ordinary shares on the day of exercise (October 7, 2010), less the exercise price of $18.35 per share.

Potential Payments upon Termination or Change in Control

This section describes payments that would be made to our named executive officers upon a change in control of the Company or following termination of employment. The Company was released in the Separation Agreement from its obligations upon a change of control of the Company or following termination with respect to Mr. Oros. In the first part of this section, we describe benefits under general plans that apply to any executive officer participating in those plans. We then describe specific benefits to which each named executive officer is entitled, along with estimated amounts of benefits assuming termination for specified reasons as of December 31, 2010, the last business day of the fiscal year.

2006 Equity Incentive Plan

We maintain the Equity Incentive Plan, as described above. Under the Equity Incentive Plan, upon the occurrence of a change in control, executive officers receive the following benefits:

•	each option and stock appreciation right then outstanding becomes immediately exercisable, and remains exercisable throughout its entire term, unless exercised, cashed out or replaced;

•	forfeiture provisions and transfer restrictions with respect to restricted shares and restricted share units immediately lapse; and

•	any target performance goals or payout opportunities attainable under all outstanding awards of performance-based restricted stock, performance units and performance shares are deemed to have been fully attained.

In addition, options granted under the Equity Incentive Plan generally vest fully upon an executive officer’s retirement, death or disability. Upon termination of employment due to retirement, death or disability, an optionee has either one year or until the expiration date of the options (whichever occurs first) to exercise any vested options. Optionees generally have either three months or until the expiration date of the options (whichever occurs first) to exercise their options upon any other termination of employment other than termination for cause, in which case all options terminate immediately. In addition, the Compensation Committee may require an optionee to disgorge any profit, gain or other benefit received in respect of the exercise of any awards for a period of up to 12 months prior to optionee’s termination for cause. Forfeiture provisions and transfer restrictions with respect to restricted shares granted under the Equity Incentive Plan generally lapse upon an executive officer’s death or disability. Upon any other termination of employment other than termination for cause, in which case all restricted shares are forfeited immediately, any restricted shares subject to transfer restrictions as of the date of termination are forfeited immediately. In addition, the Compensation Committee may require a grantee of restricted shares to disgorge any profit, gain or other benefit received in respect of the lapse of restrictions on any prior grant of restricted shares for a period of up to 12 months prior to grantee’s termination for cause. Retirement is defined under the Equity Incentive Plan as termination of employment after attainment of age 65 and completion of a period of service as the Compensation Committee shall determine from time to time. Disability is defined as within the meaning of Section 22(e)(3) of the Internal Revenue Code.

Under the Equity Incentive Plan, a “change in control” occurs if:

•	a person, entity or “group” (other than the Company, its subsidiaries, or an employee benefit plan of the Company or its subsidiaries that acquires ownership of voting securities of the Company) required to file a Schedule 13D or Schedule 14D-1 under the Exchange Act becomes the beneficial owner of 50% or more of either our then outstanding ordinary shares or the combined voting power of our outstanding voting securities entitled to vote generally in the election of directors;

•	our Board is no longer composed of a majority of individuals who were either members as of the date the Equity Incentive Plan was adopted, or whose appointment, election or nomination for election was approved by a majority of the directors then comprising the incumbent Board (other than someone who becomes a director in connection with an actual or threatened election contest);

•	our shareholders approve a reorganization, merger or consolidation by reason of which persons who were the shareholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power of the reorganized, merged or consolidated company’s then-outstanding voting securities entitled to vote generally in the election of directors; or

•	our shareholders approve a complete liquidation or dissolution of the Company, or the sale, transfer, lease or other disposition of all or substantially all of our assets, and such transaction is consummated.

2006-2010 Annual Incentive Plan

In addition to the Equity Incentive Plan, we also maintained the 2006-2010 Annual Incentive Plan for fiscal years 2006 through 2010. Under the 2006-2010 Annual Incentive Plan, a change in control affects the measurement period for the executive officers’ bonuses under such program. The measurement period to determine bonuses for executive officers is the calendar year; however, in the event of a change in control, the measurement period begins on the first day of the calendar year and ends on the date of the change in control, thus, bonuses earned up to that date are paid out sooner than they otherwise would be. A change in control under the 2006-2010 Annual Incentive Plan is defined to be the same as a change in control under the executive officer’s employment agreement, or if the officer does not have an employment agreement, a change in control is defined to be the same as a change in control under the Equity Incentive Plan.

2011-2015 Annual Incentive Program

We also maintain the 2011-2015 Annual Incentive Program for fiscal years 2011 through 2015. A change in control under the 2011-2015 Annual Incentive Program will have the same effect as a change in control under the 2006-2010 Annual Incentive Plan.

Executive Officer Employment Agreements

In addition to the benefits described above, the executive officers are entitled to certain other benefits under their employment agreements upon termination of their employment. Upon termination for any reason, each is entitled to any salary, bonuses, expense reimbursement and similar amounts earned but not yet paid. We also provide each executive officer with a supplemental life insurance policy to pay a benefit of five times his base salary upon death.

If the employment of an executive officer terminates as a result of his death, his employment agreement automatically terminates, and his designated beneficiary or legal representatives are entitled to:

•	a lump sum payment in the amount of five times of the executive officer’s base salary upon his death under the life insurance policy maintained by us;

•	for the year in which the executive officer’s employment terminates, provided that we achieve the performance goals, if any, established in accordance with any incentive plan in which the executive officer participates, an amount equal to the bonus that the executive officer would have received had he been employed by us for the full year, reduced on a pro rata basis to reflect the amount of calendar days during the year that he was employed; and

•	continued medical benefits coverage under the employment agreement for the executive officer’s spouse and dependents for a period of 36 months following his death.

Either the executive officer or we may terminate his employment agreement if the executive officer becomes disabled, by providing 30 days’ prior written notice to the other party. Under the executive officers’ employment agreements, disability means the executive officer has been materially unable to perform his duties for any reason for 120 days during any period of 150 consecutive days. If the executive officer’s employment ends because of disability, then he is entitled to:

•	medical benefits for himself for 36 months following termination;

•	his base salary for a period of 36 months (with base salary payments being offset by any payments to the executive officer under disability insurance policies paid for by us); and

•	for the year in which the executive officer’s employment terminates because of disability, provided that we achieve the performance goals, if any, established in accordance with any incentive plan in which the executive officer participates, an amount equal to the bonus that he would have received had he been employed by us for the full year, reduced on a pro rata basis to reflect the amount of calendar days during the year that he was employed.

If we terminate the employment agreement of an executive officer for “cause,” or if an executive officer voluntarily terminates his employment agreement with us without “good reason,” we will not be obligated to make any payments to the executive officer other than amounts that have been fully earned by, but not yet paid to, the executive officer.

Under these employment agreements, “cause” means (i) fraud or dishonesty in connection with the executive’s employment that results in a material injury to us, (ii) the executive officer’s conviction of any felony or crime involving fraud or misrepresentation, (iii) a specific material and continuing failure of the executive officer to perform his duties (other than because of death or disability) following written notice and failure by the executive officer to cure such failure within 30 days, or (iv) a specific material and continuing failure of the executive officer to follow reasonable instructions of the Board following written notice and failure by the executive officer to cure such failure within 30 days.

Under the employment agreement, “good reason” means (i) a material breach by us of our obligations under the agreement following written notice and failure by us to cure such breach within 30 days, (ii) the relocation of the executive officer’s principal business office outside of Bermuda without his consent, or (iii) any material reduction in the executive officer’s duties or authority.

If we terminate the executive officer’s employment without cause, if the executive officer terminates his employment with good reason or if we or the executive officer terminate his employment within one year after a change in control (as defined above under “Potential Payments upon Termination or Change in Control — 2006 Equity Incentive Plan”) has occurred, then the executive officer is entitled to:

•	any amounts (including salary, bonuses, expense reimbursement, etc.) that have been fully earned by, but not yet paid to, the executive officer as of the date of termination;

•	a lump sum amount equal to three times the executive officer’s base salary;

•	continued medical benefits coverage for the executive officer, his spouse and dependents at our expense for 36 months;

•	each outstanding equity incentive award granted to the executive officer before, on or within three years of the effective date of the employment agreement shall become immediately vested and exercisable on the date of such termination; and

•	for the year in which the executive officer’s employment terminates, provided that we achieve any performance goals established in accordance with any incentive plan in which the executive officer participates, an amount equal to the bonus that the executive officer would have received had he been employed by us for the full year.

The executive officer is also subject to non-competition restrictions and provisions prohibiting solicitation of our employees and our customers during the five-year term of his employment and, if the executive officer fails to remain employed through the five-year term, for a period of 18 months after termination of the agreement, along with ongoing confidentiality and non-disparagement requirements.

Mr. Oros is not included in the table below setting forth the termination and/or change in control benefits because pursuant to the Separation Agreement, upon Mr. Oros’s voluntary resignation as Executive Chairman of the Company, the Company was released from all obligations under Mr. Oros’s employment agreement, including all termination and/or change in control benefits. Mr. Oros received a lump sum payment of $1,250,000 from the Company and the Compensation Committee permitted Mr. Oros’s then-outstanding options to purchase the Company’s ordinary shares to remain exercisable until their original expiration dates.

The following table sets forth the termination and/or change in control benefits payable to each executive officer under their employment agreements, assuming termination of employment on December 31, 2010.

		Executive
		Termination for
		Good Reason, Company
	Executive	Termination Without
	Voluntary	Cause, or Termination
	Termination or	by Executive or
Executive Benefits	Company	Company Within
and Payments	Termination for	One Year After a
Upon Termination	Cause(1)	Change in Control		Death		Disability

Dominic F. Silvester
Base Salary	$—	$5,600,001	(2)	$—		$5,300,001	(3)
Bonus(4)	—	2,750,000		2,750,000		2,750,000
Medical Benefits(5)	—	46,881		46,881		46,881
Life Insurance	—	—		9,333,335	(6)	—

TOTAL	$—	$8,396,882		$12,130,216		$8,096,882
Richard J. Harris
Base Salary	$—	$3,000,000	(2)	$—		$2,700,000	(3)
Bonus(4)	—	2,250,000		2,250,000		2,250,000
Medical Benefits(5)	—	51,384		51,384		51,384
Life Insurance	—	—		5,000,000	(6)	—

TOTAL	$—	$5,301,384		$7,301,384		$5,001,384
Paul J. O’Shea
Base Salary	$—	$3,000,000	(2)	$—		$2,700,000	(3)
Bonus(4)	—	2,250,000		2,250,000		2,250,000
Medical Benefits(5)	—	51,384		51,384		51,384
Life Insurance	—	—		5,000,000	(6)	—

TOTAL	$—	$5,301,384		$7,301,384		$5,001,384
Nicholas A. Packer
Base Salary	$—	$3,000,000	(2)	$—		$2,700,000	(3)
Bonus(4)	—	2,250,000		2,250,000		2,250,000
Medical Benefits(5)	—	51,384		51,384		51,384
Life Insurance	—	—		5,000,000	(6)	—

TOTAL	$—	$5,301,384		$7,301,384		$5,001,384

(1)	Upon termination, the executive officer would be entitled to all amounts (including salary, bonus, expense reimbursement, etc.) that have been fully earned by, but not yet paid to, him on the date of termination.

(2)	Lump sum payment equal to three times base salary.

(3)	In addition to amounts of base salary earned, but not yet paid, the executive officer would be entitled to receive his annual base salary for a period of 36 months, payable in accordance with our regular payroll practices, offset by any amounts payable under disability insurance policies paid for by us.

(4)	Bonus calculations are based on the bonus awarded to the executive officer under the 2006-2010 Annual Incentive Plan for the fiscal year ended December 31, 2010, which amount was paid in 2011 and consisted of cash in the case of Messrs. Silvester, O’Shea and Packer and a combination of cash and shares in the case of Mr. Harris.

(5)	Value of continued coverage under medical plans for Messrs. Silvester, O’Shea, Packer and Harris and their respective families assumes continuation of premiums paid by us as of December 31, 2010 for the maximum coverage period of 36 months.

(6)	As provided under each executive’s employment agreement, amount payable under life insurance policy maintained by us.

Director Compensation

Directors who are employees of the Company receive no fees for their services as directors. The non-employee directors receive the following: (i) a quarterly retainer fee of $15,000; (ii) a fee of $3,500 for each Board meeting attended other than a telephonic Board meeting; (iii) a fee of $1,500 for each Audit Committee meeting attended by a committee member; (iv) a fee of $1,250 for each Compensation Committee meeting attended by a committee member; (v) a fee of $1,250 for each Investment Committee meeting attended by a committee member; (vi) for the Audit Committee chairman, a quarterly retainer fee of $2,500; (vii) for the Compensation Committee chairman, a quarterly retainer fee of $1,250; (viii) for the Investment Committee chairman, a quarterly retainer fee of $1,250; and (ix) a fee of $1,000 for each telephonic Board meeting.

On June 11, 2007, the Compensation Committee approved the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”), which became effective immediately. The Deferred Compensation Plan provides each non-employee director with the opportunity to elect (i) to receive all or a portion of his or her compensation for services as a director in the form of our ordinary shares instead of cash and (ii) to defer receipt of all or a portion of such compensation until retirement or termination. Non-employee directors electing to receive compensation in the form of ordinary shares receive whole ordinary shares (with any fractional shares payable in cash) as of the date compensation would otherwise have been payable. Non-employee directors electing to defer compensation have such compensation converted into share units payable as a lump sum distribution after the director’s “separation from service” as defined under Section 409A of the Internal Revenue Code. The lump sum share unit distribution will be made in the form of ordinary shares, with fractional shares paid in cash.

The following table summarizes the compensation of our non-employee directors who served in 2010.

			Option	All Other
	Fees Earned or Paid in	Stock	Awards	Compensation
Name	Cash ($)(1)(2)	Awards ($)(3)(4)	($)(5)	($)	Total ($)

Charles T. Akre, Jr.	$82,750	—	—	—	$82,750
T. Whit Armstrong	$88,750	—	—	—	$88,750
Robert J. Campbell	$106,500	—	—	—	$106,500
Paul J. Collins	$78,500	—	—	—	$78,500
Gregory L. Curl(6)	$58,500	—	—	—	$58,500
J. Christopher Flowers	$75,250	—	—	—	$75,250

(1)	This table reflects fees earned for the 2010 fiscal year.

(2)	The following directors elected to defer all or a portion of their fees in the form of share units pursuant to the Deferred Compensation Plan:

	Amount of Fees	Number of Share
Name of Participating Director	Deferred in 2010	Units for 2010

Charles T. Akre, Jr.	$82,750	1,160
T. Whit Armstrong	$88,750	1,243
Robert J. Campbell	$106,500	1,503
Paul J. Collins	$78,500	1,121
Gregory L. Curl	$29,250	423	(A)
J. Christopher Flowers	$75,250	1,064

(A)	Mr. Curl’s share units converted into ordinary shares that were distributed September 10, 2010 following his resignation as a director.

(3)	In connection with the Merger, the following directors received restricted share units (“RSUs”) of the Company in exchange for Restricted Stock Units of The Enstar Group, Inc. The Restricted Stock Units were issued under The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended and restated (the “EGI Plan”). The RSUs may be settled in a lump sum distribution or in quarterly or annual installment payments over a period not to exceed 10 years beginning as of the first business day of any calendar year after the termination of the director’s services on our Board. As of December 31, 2010, the directors listed below held the following number of RSUs:

Name of Director	RSUs Outstanding

T. Whit Armstrong	14,922
Paul J. Collins	1,304
J. Christopher Flowers	4,515

(4)	In connection with the Merger, the directors listed below received deferred units in exchange for deferred units accrued under the EGI Plan. Each deferred unit is the economic equivalent of one ordinary share. The deferred units will be settled in a lump sum distribution of cash on the first business day of the first quarter after the termination of the director’s services on our Board. As of December 31, 2010, the directors listed below held the following number of deferred units:

Name of Director	Deferred Units Outstanding

T. Whit Armstrong	737.804
Paul J. Collins	299.205
J. Christopher Flowers	371.200

(5)	In connection with the Merger, Mr. Collins received options to purchase our ordinary shares in the aggregate amount of 4,903 in exchange for the options he held prior to the Merger to purchase shares of The Enstar Group, Inc.’s common stock. As of December 31, 2010, those remain outstanding.

(6)	Mr. Curl resigned from the Board on August 19, 2010.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or was during 2010 an employee, or is or ever has been an officer, of the Company. During the year ended December 31, 2010, no executive officer served as a member of the compensation committee or as a director of another entity having an executive officer serving on our Compensation Committee or as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table presents information concerning our equity compensation plans as of December 31, 2010.

					Number of Securities Remaining
	Number of Securities to be		Weighted-Average		Available for Future Issuance
	Issued Upon Exercise of		Exercise Price of		Under Equity Compensation Plans
	Outstanding Options, Warrants		Outstanding Options,		(Excluding Securities Reflected
Plan Category	and Rights(1)		Warrants and Rights		in the First Column)

Equity compensation plans approved by security holders	152,015	(1)	$34.55	(1)	1,006,865	(2)
Equity compensation plans not approved by security holders	19,388		$84.88		80,612	(3)

Total	171,403		$40.24		1,087,477

(1)	Excludes 20,741 restricted share units issued by the Company in connection with the Merger in exchange for 20,741 restricted stock units issued by The Enstar Group, Inc. under the EGI Plan, which was not approved by its shareholders.

(2)	Consists of ordinary shares available for future issuance under the Equity Incentive Plan (including ordinary shares issuable in connection with awards under the 2006-2010 Annual Incentive Plan or the 2011-2015 Annual Incentive Program) and the Enstar Group Limited Employee Share Purchase Plan. Includes 16,328 ordinary shares that were granted in March 2011 as bonuses to certain of our executive officers and employees pursuant to the 2006-2010 Annual Incentive Plan and the Equity Incentive Plan.

(3)	Consists of ordinary shares available for future issuance under the Deferred Compensation Plan, which is described above in “Item 11. Executive Compensation — Director Compensation.”

Principal Shareholders and Management Ownership

The following table sets forth information as of April 15, 2011 (unless otherwise provided herein) regarding beneficial ownership of our ordinary shares by each of the following, in each case based on information provided to us by these individuals:

•	each person or group known to us to be the beneficial owner of more than 5% of our ordinary shares;

•	each of our directors and director nominees;

•	each of the individuals named in the Summary Compensation Table; and

•	all of our current directors and executive officers as a group.

Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

		Number of Shares	Percent of
Name of Beneficial Owner	Number of Shares	Subject to Option	Class(1)

Dominic F. Silvester(2)	1,553,896	0	11.99%
J. Christopher Flowers(3)	1,478,394	0	11.40%
Beck, Mack & Oliver LLC(4)	1,172,387	0	9.04%
Advisory Research, Inc.(5)	899,795	0	6.94%
Paul J. O’Shea(6)	507,904	0	3.92%
Nicholas A. Packer(7)	472,970	0	3.65%
John J. Oros(8)	317,719	98,075	3.18%
Charles T. Akre, Jr.(9)	320,714	0	2.47%
Robert J. Campbell(10)	173,122	0	1.34%
Richard J. Harris(11)	73,130	0	*
T. Whit Armstrong(12)	45,487	0	*
Paul J. Collins(13)	30,192	4,903	*
All Current Executive Officers and Directors as a group (9 Persons)(14)	4,655,809	4,903	35.83%

*	Less than 1%

(1)	Our bye-laws reduce the total voting power of any U.S. shareholder or direct foreign shareholder group owning 9.5% or more of our ordinary shares to less than 9.5% of the voting power of all of our shares.

(2)	Includes 490,732 ordinary shares held directly by Mr. Silvester (of which 110,239 have been pledged to secure a loan) and 1,063,164 ordinary shares held by the Right Trust (which have been pledged to secure a loan). Mr. Silvester and his immediate family are the sole beneficiaries of the Right Trust. The trustee of the Right Trust is R&H Trust Co. (BVI) Ltd. (“RHTCBV”), a British Virgin Islands Company, whose registered office is Woodbourne Hall, P.O. Box 3162, Road Town, Tortola, British Virgin Islands. Mr. Silvester’s address is c/o Enstar Group Limited, P.O. Box 2267, Windsor Place, 3rd Floor, 18 Queen Street, Hamilton HM JX, Bermuda.

(3)	Includes (a) 1,184,555 ordinary shares held directly (which have been pledged to secure a line of credit), (b) 3,610 shares issuable pursuant to the Deferred Compensation Plan and (c) 4,515 restricted share units. In addition, Mr. Flowers exercises investment discretion over 285,714 shares through: (a) JCF Associates II Ltd., of which he is the sole director and which is the ultimate general partner of JCF II AIV E L.P., J.C. Flowers II-A L.P. and J.C. Flowers II-B L.P. (together, the “Main Fund Vehicles”) and (b) FSO GP Ltd., of which he is the sole director and which is the ultimate general partner of Financial Service Opportunities L.P. (together with the Main Fund Vehicles, the “Funds”). The general partner of each of the Funds must act in good faith in the interests of all the partners. In the case of JCF Associates II Ltd. and FSO GP Ltd., the casting of all votes for the election of board members of each foreign corporation in which the Main Fund Vehicles hold an interest (such as us and our non-U.S. subsidiaries) will be decided by majority vote of Mr. Flowers and the ten other owners of interests in JCF Associates II Ltd. Mr. Flowers disclaims beneficial ownership of the shares held by the Funds except to the extent of any pecuniary interest therein. This disclosure shall not be construed as an admission that Mr. Flowers is the beneficial owner of the Funds’ shares for any reason. The principal address for Mr. Flowers is 717 Fifth Ave., 26th floor, New York, NY 10022.

(4)	Based on information provided in a Schedule 13G filed by Beck, Mack & Oliver LLC (“Beck Mack”), a registered investment adviser under Section 203 of the Investment Advisers Act of 1940, on January 26, 2011. The ordinary shares beneficially owned by Beck Mack are owned by investment advisory clients of Beck Mack. These clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such securities. No one of these clients owns more than 5% of such class of securities. As of December 31, 2010, Beck Mack had shared dispositive power with respect to all of the shares and sole voting power with respect to 1,089,023 shares. The principal address for Beck Mack is 360 Madison Avenue, New York, NY 10017. Robert J. Campbell, one of our directors, is a Partner at Beck Mack. Beck

Mack disclaims beneficial ownership of the ordinary shares of the Company that are, or may be deemed to be, beneficially owned by Mr. Campbell.

(5)	Based on information provided in a Schedule 13G jointly filed by Piper Jaffray Companies (“PJC”) and Advisory Research, Inc. (“ARI”) on February 15, 2011, reflecting shares beneficially owned by ARI, which is a wholly-owned subsidiary of PJC, and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. ARI beneficially owns the shares as a result of acting as investment adviser to various clients. These clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held in their respective accounts. No one of these clients is known to own more than 5% of such class of securities. As of December 31, 2010, PJC and ARI had sole dispositive power and sole voting power with respect to all of the shares. However, PJC disclaims beneficial ownership of such shares. The principal address for PJC is 800 Nicollet Mall Suite 800, Minneapolis, MN 55402 and the principal address for ARI is 180 N. Stetson, Chicago, IL 60601.

(6)	Includes 31,629 ordinary shares held directly by Mr. O’Shea and 476,275 ordinary shares held by the Elbow Trust. Mr. O’Shea and his immediate family are the sole beneficiaries of the Elbow Trust. The trustee of the Elbow Trust is RHTCBV.

(7)	Includes 16,695 ordinary shares held directly by Mr. Packer and 456,275 ordinary shares held by Hove Investments Holding Limited, a British Virgin Islands company. The Hove Trust owns all of the equity interests of Hove Investments Holding Limited. Mr. Packer and his immediate family are the sole beneficiaries of the Hove Trust. The trustee of the Hove Trust is RHTCBV.

(8)	Includes 117,719 ordinary shares held directly by Mr. Oros and 200,000 ordinary shares indirectly owned by Mr. Oros through Brittany Ridge Investment Partners, L.P.

(9)	Includes (a) 3,000 ordinary shares held directly by Mr. Akre that are pledged in a brokerage margin account, (b) 2,350 ordinary shares held in an IRA, (c) 2,364 shares issuable pursuant to the Deferred Compensation Plan, and (d) 313,000 ordinary shares held indirectly through several investment funds of which Akre Capital Management, LLC serves as the general partner, managing member or investment adviser. Mr. Akre, who is the managing member of Akre Capital Management, LLC, disclaims beneficial ownership of the ordinary shares that are, or may be deemed to be, beneficially owned by the investment funds except to the extent of any pecuniary interest therein. Excludes 143,518 ordinary shares beneficially owned by investment advisory clients of Akre Capital Management, LLC for which Mr. Akre disclaims beneficial ownership except to the extent of any pecuniary interest therein.

(10)	Includes (a) 51,645 ordinary shares held directly by Mr. Campbell, (b) 41,000 ordinary shares held by a self-directed pension plan, (c) 32,300 ordinary shares owned by Mr. Campbell’s spouse and pledged in a brokerage margin account, (d) 25,050 ordinary shares owned by Osprey Partners, (e) 12,600 ordinary shares owned by Mr. Campbell’s children, (f) 3,000 ordinary shares owned by the Robert J. Campbell Family Trust, (g) 2,500 ordinary shares owned by the F.W. Spellissy Trust, (h) 500 ordinary shares owned by the Amy S. Campbell Family Trust and (i) 4,527 ordinary shares issuable pursuant to the Deferred Compensation Plan. Mr. Campbell disclaims beneficial ownership of the ordinary shares that are, or may be deemed to be, beneficially owned by Beck Mack.

(11)	Does not include 50,000 restricted shares granted in February 2011 that will not vest within 60 days of April 15, 2011.

(12)	Includes (a) 26,281 ordinary shares held directly, (b) 4,284 shares issuable pursuant to the Deferred Compensation Plan and (c) 14,922 restricted share units. Of the shares beneficially owned by Mr. Armstrong, 19,000 shares are pledged to secure a line of credit.

(13)	Includes (a) 25,062 ordinary shares held in trust, (b) 3,826 shares issuable pursuant to the Deferred Compensation Plan, and (c) 1,304 restricted share units.

(14)	See footnotes 2, 3, 6, 7 and 9 through 13.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transaction Procedures

From time to time, we participate in transactions in which one or more of our directors or executive officers has an interest. In particular, we have invested, and may continue to invest, in or with entities that are affiliates of or otherwise related to Mr. Flowers. Each transaction involving the Company and an affiliate entered into during 2010 was approved by the non-interested members of the Board.

Our Board has adopted a Code of Conduct, effective as of January 31, 2007. Our Code of Conduct states that our directors, officers and employees must avoid engaging in any activity, such as related-party transactions, that might create a conflict of interest or a perception of a conflict of interest. These individuals are required to raise for consideration any proposed or actual transaction that they believe may create a conflict of interest. We expect that members of our Audit Committee will review and discuss any related-party transaction proposed to be entered into by the Company. In addition, on an annual basis, each director and executive officer completes a Directors’ and Officers’ Questionnaire that requires disclosure of any transactions with the Company in which he, or any member of his immediate family, has a direct or indirect material interest.

Transactions Involving J. Christopher Flowers and Affiliated Entities

We and certain of our subsidiaries have entered into transactions with companies and partnerships that are affiliated with Messrs. Flowers and/or Oros, including J.C. Flowers II L.P. (the “Flowers Fund”) and J.C. Flowers III L.P. (“Fund III”). These transactions are described below. The Flowers Fund and Fund III are private investment funds advised by J.C. Flowers & Co. LLC (“JCF & Co.”). Mr. Flowers is the founder, Chairman and Chief Executive Officer of JCF & Co. Mr. Oros is a Managing Director of JCF & Co. and split his time between JCF & Co. and the Company until his resignation from the Company on August 20, 2010.

Investments in the Flowers Funds and Entities Affiliated with J. Christopher Flowers and John J. Oros

As of December 31, 2010, excluding our investment in Varadero International Ltd. (“Varadero”) discussed below, we had investments in entities affiliated with Messrs. Flowers and/or Oros with a total value of $96.1 million. No fees or other compensation will be payable by us to Messrs. Flowers or Oros, or their affiliates, in connection with any of the investments described below.

We have committed to invest up to $100.0 million in the Flowers Fund. As of March 31, 2011, our remaining outstanding commitment to the Flowers Fund was approximately $2.9 million. We received management fees in the amount of $0.3 million for advisory services provided to the Flowers Fund for the year ended December 31, 2010.

We have also committed to invest up to $100.0 million in Fund III. As of March 31, 2011, our remaining outstanding commitment to Fund III was approximately $77.8 million.

For the year ended December 31, 2010, we had an investment in New NIB Partners LP (“New NIB”) of $23.5 million. Mr. Flowers is a director of New NIB and certain affiliates of J.C. Flowers I L.P. (“Fund I”), a fund formed and managed by JCF & Co., participated in the acquisition of a subsidiary of New NIB. For the year ended December 31, 2010, we also had an investment in Affirmative Investment LLC (“Affirmative”) of $1.4 million. We own a 7% non-voting membership interest in Affirmative and Fund I owns the remaining 93% interest.

We also have an investment of $4.0 million in Flowers Sego-Carrus Holdings, LLC, a joint venture between the Company, an unaffiliated third party and Flowers National Bank, an entity owned by Mr. Flowers. Additionally, we have invested approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with JCF & Co.

We have also committed to invest $20.0 million in Varadero, a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. As at December 31, 2010, we had funded 100% of our capital commitment. Both the investment manager and general partner are partially owned by an entity affiliated with us and Messrs. Flowers and Oros.

We have also entered into a participation agreement for $1.0 million with Flowers National Bank, an entity owned by Mr. Flowers.

From time to time, certain of our directors and executive officers have made, and may continue to make, significant personal commitments and investments in entities that are affiliates of or otherwise related to Mr. Flowers and/or Mr. Oros and in which we also have commitments or investments.

Transactions

In December 2007, we, in conjunction with JCF FPK I L.P. (“JCF FPK”), and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”) to invest in Reinsurance to Close (“RITC”) transactions (the transferring of liabilities from one Lloyd’s Syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London in December 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. JCF FPK is a joint investment program between the Flowers Fund and Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC (“FPK”). An affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Lloyd’s Syndicate 2008 has, to date, entered into ten RITC agreements with Lloyd’s syndicates. In February 2008, Lloyd’s Syndicate 2008 entered into RITC agreements with four Lloyd’s Syndicates with total gross insurance reserves of approximately $471.2 million. In February 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. During 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves of approximately $192.6 million. In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million.

The capital commitment to Lloyd’s Syndicate 2008 as of March 31, 2011 amounted to £80.1 million (approximately $125.1 million) and was financed by approximately £47.4 million (approximately $74.0 million) from available cash on hand; £19.0 million (approximately $29.7 million) from a letter of credit issued by a London-based bank that has been secured by a parental guarantee from us; approximately £5.2 million (approximately $8.1 million) from the Flowers Fund (acting in its own capacity and not through JCF FPK) by way of non-voting equity participation; and approximately £8.5 million (approximately $13.3 million) from JCF FPK.

Other Agreements with Directors and Executive Officers

On January 31, 2007, in connection with the Merger, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain of our shareholders identified as signatories thereto. The Registration Rights Agreement provides that, after the expiration of one year from the date of the agreement, either of Mr. Flowers and Mr. Silvester, each referred to as a requesting holder, may require that we effect the registration under the Securities Act of all or any part of such holder’s registrable securities. Messrs. Flowers and Silvester are each entitled to make two requests.

Upon resignation from our Board on August 19, 2010, Gregory L. Curl was entitled to receive distribution of all amounts previously accrued under the Deferred Compensation Plan and the EGI Plan. In accordance with the terms of these plans, on September 10, 2010, Mr. Curl received 2,989 of the Company’s ordinary shares (with an aggregate value of $212,278.78, based on the closing price of our ordinary shares of $71.02 on the distribution date). Mr. Curl also received $11,684.29 resulting from a distribution of 164.098 deferred units payable only in cash under the terms of the EGI Plan and consideration in respect of fractional shares under the plans also payable only in cash. All amounts distributed represented compensation that had previously been deferred by Mr. Curl.

In connection with Mr. Oros’s resignation on August 20, 2010, the Company, Enstar U.S. and Mr. Oros entered into the Separation Agreement which became effective on August 28, 2010. Pursuant to the Separation Agreement, Mr. Oros received $1.25 million on the tenth day following the agreement’s effective date, and the Company and Enstar U.S. were released from all obligations under Mr. Oros’s existing employment agreement. Pursuant to the terms of the Separation Agreement, Mr. Oros’s currently outstanding options to purchase the Company’s ordinary shares remain exercisable until their original expiration dates.

On October 1, 2010, we entered into share repurchase agreements (the “Repurchase Agreements”) with three of our executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. We repurchased an aggregate of 600,000 ordinary shares from Mr. Silvester and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Mr. O’Shea and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Mr. Packer and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by us through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, we entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements.

Indemnification of Directors and Officers; Directors Indemnity Agreements

We have Indemnification Agreements with each of Messrs. Silvester, O’Shea, Packer, Flowers, Collins, Campbell, Akre and Armstrong, as well as Mr. Curl, who resigned from the Board on August 19, 2010, and Mr. Oros, who resigned from the Board on August 20, 2010. Each Indemnification Agreement provides, among other things, that we will, to the extent permitted by applicable law, indemnify and hold harmless each indemnitee if, by reason of such indemnitee’s status as a director or officer of the Company, such indemnitee was, is or is threatened to be made a party or participant in any threatened, pending or completed proceeding, whether of a civil, criminal, administrative, regulatory or investigative nature, against all judgments, fines, penalties, excise taxes, interest and amounts paid in settlement and incurred by such indemnitee in connection with such proceeding. In addition, each of the Indemnification Agreements provides for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the agreement, subject to certain exceptions. None of the Indemnification Agreements precludes any other rights to indemnification or advancement of expenses to which the indemnitee may be entitled, including but not limited to, any rights arising under the Company’s governing documents, or any other agreement, any vote of the shareholders of the Company or any applicable law.

Independence of Directors

Our Board currently consists of seven directors, of which five are non-management directors. The Board determined four of those non-management directors, Messrs. Akre, Armstrong, Campbell, and Collins, to be independent as defined by Nasdaq Marketplace Rule 5605(a)(2). The Board made this determination based primarily on a review of the responses of the directors to questions regarding employment and compensation history, family relationships and affiliations, and discussions with the directors. Details about certain relationships and transactions among us and our executive officers and directors are described above.

The Audit and Compensation Committees of the Board are comprised solely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by Deloitte & Touche for the fiscal years ended December 31, 2010 and 2009 are set forth below.

	Fiscal Year 2010	Fiscal Year 2009

Audit Fees	$6,684,975	$5,346,344
Audit-Related Fees	24,024	195,214
Tax Fees	901,364	1,098,114
All Other Fees	37,895	—

Total	$7,648,258	$6,639,672

Audit Fees for the years ended December 31, 2010 and December 31, 2009 were for professional services rendered for the audit of our annual financial statements, for the review of our quarterly financial statements, for services in connection with the audits for insurance statutory and regulatory purposes in the various jurisdictions in which we operate and for the provision of consents relating to our filings with the SEC.

Audit-Related Fees for the years ended December 31, 2010 and December 31, 2009 consisted primarily of professional services rendered for financial accounting and reporting consultations.

Tax Fees for the years ended December 31, 2010 and December 31, 2009 were for professional services rendered for tax compliance and tax consulting.

All Other Fees for the year ended December 31, 2010 were for professional services rendered for Solvency II/Enterprise Risk Management consulting. There were no fees in the All Other Fees category for the fiscal year ended December 31, 2009.

Our Audit Committee approved all of the services and related fees described above. In addition, our Audit Committee considers whether the nature or amount of non-audit services could potentially affect Deloitte & Touche’s independence.

Our Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by its independent auditors. For the year ended December 31, 2010, the Audit Committee approved these services by its independent registered public accounting firm on an individual basis as the need arose. The Audit Committee may instead choose to pre-approve a list of specific services and categories of services, including audit, audit-related, and other services, for the upcoming or current fiscal year, subject to a specified cost level, although this was not done in 2010. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the Audit Committee chairman.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Filing.

2. Financial Statement Schedules

No financial statement schedules are filed with this Amendment. These items were included as part of the Original Filing.

3. Exhibits

The Exhibits listed below are filed as part of, or incorporated by reference into, this report.

Exhibit
No.		Description

2	..1[w]	Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 (and Annex A) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..2[w]	Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 (and Annex C) to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
2	..3[w]	Agreement relating to the Sale and Purchase of the Entire Issued Share Capital of Inter-Ocean Holdings Ltd. dated December 29, 2006, as amended on January 29, 2007 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on March 1, 2007).
2	..4[w]	Share Sale Agreement, dated December 10, 2007, by and between Enstar Group Limited, Enstar Australia Holdings Pty Limited, AMP Insurance Investment Holdings Pty Limited, AMP Holdings Limited, AMP Group Services Limited, AMP Group Holdings Limited and AMP Services Limited (incorporated by reference to Exhibit 2.4 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008).
2	..5[w]	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Unionamerica Holdings Limited, dated October 7, 2008, by and between St. Paul Fire and Marine Insurance Company, Royston Run-off Limited and Kenmare Holdings Limited (incorporated by reference to Exhibit 2.5 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
3	.1*	Memorandum of Association of Enstar Group Limited.
3.2		Second Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10.1		Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B, as filed with the Securities and Exchange Commission on January 31, 2007).
10	.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-3 (No. 333-151461) initially filed with the Securities and Exchange Commission on June 5, 2008).

Exhibit
No.		Description

10.3		Tax Indemnification Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and J. Christopher Flowers (incorporated by reference to Exhibit 10.3 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10	.4+	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 9, 2007).
10	.5+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited, Castlewood (US) Inc., and John J. Oros (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.6+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.7+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.8+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 3, 2007).
10	.9+	Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.10+	Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Registration Statement on Form S-4, as filed with the Securities and Exchange Commission and declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.11+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2007).
10	.12+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 29, 2008).
10	.13+	Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2007).
10	.14+	The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on April 22, 2003).
10	.15+	The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc., as filed with the Securities and Exchange Commission on May 8, 2001).

Exhibit
No.		Description

10.16		License Agreement, dated October 27, 2005, between Castlewood (US) Inc. and J.C. Flowers & Co. LLC (incorporated by reference to Exhibit 10.10 to the proxy statement/prospectus that forms a part of the Registration Statement on Form S-4 of the Company, as filed with the Securities and Exchange Commission and declared effective December 15, 2006).
10.17		Term Facilities Agreement, dated October 3, 2008, by and between Royston Run-off Limited and National Australia Bank Limited (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 5, 2009).
10.18		Amended and Restated Term Facilities Agreement, dated as of October 3, 2008, as amended and restated August 4, 2009, by and among Royston Run-off Limited, National Australia Bank Limited and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q, as filed with the Securities and Exchange Commission on November 6, 2009).
10	.19+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 8, 2009).
10	.20+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Dominic F. Silvester and R&H Trust Co. (NZ) Limited, as trustee of the Left Trust (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.21+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Paul J. O’Shea and R&H Trust Co. (BVI) Limited, as trustee of the Elbow Trust (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.22+	Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Nicholas A. Packer and Hove Investments Holding Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2010).
10	.23+	Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 5, 2010).
10.24		Facilities Agreement, dated as of December 29, 2010, by and among Enstar Group Limited, certain of its subsidiaries, Barclays Corporate and Barclays Bank PLC (previously filed with Original Filing).
10	.25+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (previously filed with Original Filing).
21.1		List of Subsidiaries (previously filed with Original Filing).
23.1		Consent of Deloitte & Touche (previously filed with Original Filing).
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with Original Filing).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with Original Filing).

*	filed herewith

+	denotes management contract or compensatory arrangement

[w]	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2011.

ENSTAR GROUP LIMITED

By:	/s/ Dominic F. Silvester
Chief Executive Officer

EXHIBIT INDEX

Exhibit
No.		Description

3	.1*	Memorandum of Association of Enstar Group Limited.
31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

*	filed herewith