Form 10-Q
period 2011-03-31
Enstar Group LTD
filed 2011-05-06
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 4, 2011, the registrant had outstanding 13,698,066 ordinary shares, par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2011 — $nil 2010 — $7,209)	$—	$7,263
Short-term investments, trading, at fair value	425,727	507,978
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011 — $974,385; 2010 — $1,068,540)	1,006,350	1,094,947
Fixed maturities, trading, at fair value	913,847	524,122
Equities, trading, at fair value	63,655	60,082
Other investments, at fair value	233,878	234,714

Total investments	2,643,457	2,429,106
Cash and cash equivalents	630,386	799,154
Restricted cash and cash equivalents	570,815	656,200
Accrued interest receivable	23,884	19,980
Accounts receivable	20,208	24,790
Income taxes recoverable	6,458	7,968
Reinsurance balances receivable	1,006,627	961,442
Funds held by reinsured companies	244,959	274,699
Goodwill	21,222	21,222
Other assets	63,028	41,343

TOTAL ASSETS	$5,231,044	$5,235,904

LIABILITIES
Losses and loss adjustment expenses	$3,394,988	$3,291,275
Reinsurance balances payable	191,434	231,435
Accounts payable and accrued liabilities	41,168	94,390
Income taxes payable	28,498	50,075
Loans payable	204,430	245,278
Other liabilities	157,097	107,630

TOTAL LIABILITIES	4,017,615	4,020,083

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2011: 156,000,000; 2010: 156,000,000)
Ordinary shares (issued and outstanding 2011: 12,983,532; 2010:12,940,021)	12,984	12,940
Non-voting convertible ordinary shares (issued 2011: 2,972,892; 2010: 2,972,892)	2,973	2,973
Treasury shares at cost (non-voting convertible ordinary shares 2011: 2,972,892; 2010: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	668,751	667,907
Accumulated other comprehensive income	41,920	35,017
Retained earnings	654,646	651,143

Total Enstar Group Limited Shareholders’ Equity	959,715	948,421
Noncontrolling interest	253,714	267,400

TOTAL SHAREHOLDERS’ EQUITY	1,213,429	1,215,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,231,044	$5,235,904

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three-Month Periods Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$4,036	$14,128
Net investment income	18,542	26,121
Net realized and unrealized gains	3,368	2,202
Gain on bargain purchase	13,105	—

	39,051	42,451

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(2,612)	(1,942)
Reduction in provisions for bad debt	—	(5,339)
Reduction in provisions for unallocated loss adjustment expense liabilities	(11,537)	(8,965)
Amortization of fair value adjustments	10,077	6,650

	(4,072)	(9,596)
Salaries and benefits	10,382	15,190
General and administrative expenses	17,750	10,487
Interest expense	1,966	2,394
Net foreign exchange loss	7,334	7,588

	33,360	26,063

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	5,691	16,388
INCOME TAXES	(617)	(5,922)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	—	7,150

NET EARNINGS	5,074	17,616
Less: Net earnings attributable to noncontrolling interest	(1,571)	(1,695)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,503	$15,921

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.27	$1.17

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.26	$1.15

Weighted average shares outstanding — basic	12,945,838	13,619,741
Weighted average shares outstanding — diluted	13,220,332	13,831,697

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three-Month Periods Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$5,074	$17,616

Other comprehensive income:
Unrealized holding gains on investments arising during the period	8,736	760
Reclassification adjustment for net realized and unrealized gains included in net earnings	(3,368)	(2,202)
Decrease in defined benefit pension liability	272	—
Currency translation adjustment	2,206	5,572

Total other comprehensive income	7,846	4,130

Comprehensive income	12,920	21,746
Less comprehensive income attributable to noncontrolling interest	(2,514)	(3,160)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$10,406	$18,586

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Three-Month Periods Ended March 31, 2011 and 2010

	Three Months Ended
	March 31,
	2011	2010
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$12,940	$13,581
Issue of shares	2	41
Share awards granted/vested	42	79

Balance, end of period	$12,984	$13,701

Share Capital — Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$667,907	$721,120
Share awards granted/vested	168	5,286
Issue of shares	126	215
Amortization of share awards	550	149

Balance, end of period	$668,751	$726,770

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$35,017	$8,709
Foreign currency translation adjustments	1,595	3,887
Net movement in unrealized holdings gains (losses) on investments	5,036	(1,221)
Decrease in defined benefit pension liability	272	—

Balance, end of period	$41,920	$11,375

Retained Earnings
Balance, beginning of period	$651,143	$477,057
Net earnings attributable to Enstar Group Limited	3,503	15,921

Balance, end of period	$654,646	$492,978

Noncontrolling Interest
Balance, beginning of period	$267,400	$274,271
Return of capital	(16,200)	—
Dividends paid	—	(6,010)
Net earnings attributable to noncontrolling interest	1,571	1,695
Foreign currency translation adjustments	611	1,685
Net movement in unrealized holding gains (losses) on investments	332	(220)

Balance, end of period	$253,714	$271,421

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three-Month Periods Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$5,074	$17,616
Adjustments to reconcile net earnings to cash flows used in operating activities:
Gain on bargain purchase	(13,105)	—
Share of undistributed net earnings of partly owned company	—	(7,150)
Net realized and unrealized investment gain	(3,368)	(2,202)
Share of net gain from other investments	(2,993)	(7,797)
Other items	(1,339)	(1,878)
Depreciation and amortization	384	335
Amortization of bond premiums and discounts	4,538	780
Net movement of trading securities held on behalf of policyholders	7,110	3,342
Sales and maturities of trading securities	374,473	32,106
Purchases of trading securities	(654,563)	(127,351)
Changes in assets and liabilities:
Reinsurance balances receivable	(43,567)	(149,686)
Other assets	11,793	(18,204)
Losses and loss adjustment expenses	90,505	145,230
Reinsurance balances payable	(40,079)	2,351
Accounts payable and accrued liabilities	(51,265)	(17,638)
Other liabilities	26,048	(12,744)

Net cash flows used in operating activities	(290,354)	(142,890)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(7,949)	157,184
Sales and maturities of available-for-sale securities	101,109	40,993
Purchase of held-to-maturity securities	—	(381,817)
Maturity of held-to-maturity securities	—	166,960
Movement in restricted cash and cash equivalents	85,384	(55,479)
Funding of other investments	(4,108)	(3,048)
Redemption of bond funds	10,136	—
Other investing activities	(143)	(2)

Net cash flows provided by (used in) investing activities	184,429	(75,209)

FINANCING ACTIVITIES:
Repayment of loans	(40,500)	—
Distribution of capital to noncontrolling interest	(16,200)	—
Dividends paid to noncontrolling interest	—	(6,010)

Net cash flows used in financing activities	(56,700)	(6,010)

TRANSLATION ADJUSTMENT	(6,143)	19,589

NET DECREASE IN CASH AND CASH EQUIVALENTS	(168,768)	(204,520)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	799,154	1,266,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$630,386	$1,061,925

Supplemental Cash Flow Information
Net income taxes paid	$25,254	$15,372
Interest paid	$2,231	$3,687

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and December 31, 2010
(Tabular information expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. The results of operations for any interim period are not necessarily indicative of the results for a full year. Inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Adoption of New Accounting Standards

Effective January 1, 2011, the Company adopted the new guidance issued by the U.S. Financial Accounting Standards Board (“FASB”), which provides additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. As of March 31, 2011, none of the Company’s reporting units were at risk of failing Step 1 of the test for goodwill impairment. Under the new guidance, Step 2 of the goodwill impairment test must be performed when adverse qualitative factors indicate that goodwill is more likely than not impaired. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2011, the Company adopted the new guidance issued by FASB, which specifies that if a public entity presents comparative financial statements, the entity should disclose, in its supplementary pro-forma information, revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

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

Laguna

On March 25, 2011, the Company, through its wholly-owned subsidiary, Kenmare Holdings Ltd. (“Kenmare”), completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited (“Laguna”), from Citigroup Insurance Holding Corporation (“Citigroup”), an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The purchase price was €15.0 million (approximately $21.2 million) and was funded from available cash on hand. The previously disclosed purchase price of €30.0 million (approximately $42.4

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

million) was reduced, prior to completion of the acquisition, after Citigroup received approval from Laguna’s regulator to distribute €15.0 million (approximately $21.2 million) to its shareholders.

The purchase price and fair value of the assets acquired in the Laguna acquisition were as follows:

Purchase price	$21,223

Net assets acquired at fair value	$34,328

Excess of net assets over purchase price (gain on bargain purchase)	$(13,105)

The gain on bargain purchase of approximately $13.1 million, relating to the acquisition of Laguna, arose primarily as a result of the reassessment by the Company, upon acquisition, of the total required estimated costs to manage the business to expiry. The Company’s assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Cash	$13,274
Investments:
Short-term investments, trading	1,154
Fixed maturities, trading	30,765

Total investments	31,919
Reinsurance balances receivable	1,459
Other assets	1,325
Losses and loss adjustment expenses	(11,898)
Accounts payable	(1,751)

Net assets acquired at fair value	$34,328

From March 25, 2011, the date of acquisition, to March 31, 2011, the Company has recorded $nil revenues and net earnings related to Laguna in its consolidated statement of earnings.

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

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC (“FPK”) and J.C. Flowers II, L.P. (the “Flowers Fund”). The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, one of the Company’s largest shareholders and formerly a member of the Company’s board of directors, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $34.1 million), which was fully funded by the Company from available cash on hand.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $570.8 million and $656.2 million as of March 31, 2011 and December 31, 2010, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair value of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at March 31, 2011
U.S. government and agency	$63,952	$662	$(131)	$64,483
Non-U.S. government	236,004	11,308	(5)	247,307
Corporate	612,486	17,939	(336)	630,089
Residential mortgage-backed	18,839	591	(180)	19,250
Commercial mortgage-backed	17,178	1,706	(2)	18,882
Asset backed	25,926	631	(218)	26,339

	$974,385	$32,837	$(872)	$1,006,350

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2010
U.S. government and agency	$65,115	$766	$(92)	$65,789
Non-U.S. government	248,487	8,832	(314)	257,005
Corporate	695,372	16,513	(1,615)	710,270
Residential mortgage-backed	20,036	305	(234)	20,107
Commercial mortgage-backed	19,667	2,083	(11)	21,739
Asset backed	27,072	574	(346)	27,300

	$1,075,749	$29,073	$(2,612)	$1,102,210

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at March 31, 2011
U.S. government and agency	$—	$—	$32,910	$(131)	$32,910	$(131)
Non-U.S. government	—	—	4,995	(5)	4,995	(5)
Corporate	23,241	(281)	18,403	(55)	41,644	(336)
Residential mortgage-backed	2,142	(179)	31	(1)	2,173	(180)
Commercial mortgage-backed	1,499	(1)	445	(1)	1,944	(2)
Asset backed	5,324	(217)	211	(1)	5,535	(218)

	$32,206	$(678)	$56,995	$(194)	$89,201	$(872)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2010
U.S. government and agency	$801	$—	$22,976	$(92)	$23,777	$(92)
Non-U.S. government	7,710	(32)	31,128	(282)	38,838	(314)
Corporate	22,039	(318)	107,735	(1,297)	129,774	(1,615)
Residential mortgage-backed	2,368	(168)	11,274	(66)	13,642	(234)
Commercial mortgage-backed	530	(10)	1,516	(1)	2,046	(11)
Asset backed	10,554	(346)	87	—	10,641	(346)

	$44,002	$(874)	$174,716	$(1,738)	$218,718	$(2,612)

As at March 31, 2011 and December 31, 2010, the number of securities classified as available-for-sale in an unrealized loss position was 77 and 136, respectively, with a fair value of $89.2 million and $218.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

months or longer was 40 and 32, respectively. As of March 31, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

The contractual maturities of the Company’s fixed maturity securities and short-term investments, classified as available-for-sale, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at March 31, 2011
Due in one year or less	$387,872	$397,483	39.5%
Due after one year through five years	518,079	537,321	53.4%
Due after five years through ten years	3,611	3,846	0.4%
Due after ten years	2,880	3,229	0.3%

	912,442	941,879	93.6%
Residential mortgage-backed	18,839	19,250	1.9%
Commercial mortgage-backed	17,178	18,882	1.9%
Asset backed	25,926	26,339	2.6%

	$974,385	$1,006,350	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2010
Due in one year or less	$373,683	$379,203	34.4%
Due after one year through five years	625,463	643,252	58.3%
Due after five years through ten years	5,307	5,539	0.5%
Due after ten years	4,521	5,070	0.5%

	1,008,974	1,033,064	93.7%
Residential mortgage-backed	20,036	20,107	1.8%
Commercial mortgage-backed	19,667	21,739	2.0%
Asset backed	27,072	27,300	2.5%

	$1,075,749	$1,102,210	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at March 31, 2011
AAA	$391,116	$406,612	40.4%
AA	255,904	263,424	26.2%
A	263,827	270,869	26.9%
BBB or lower	63,150	64,934	6.4%
Not Rated	388	511	0.1%

	$974,385	$1,006,350	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2010
AAA	$405,682	$416,526	37.8%
AA	267,917	273,500	24.8%
A	332,401	341,447	31.0%
BBB or lower	69,359	70,274	6.4%
Not Rated	390	463	0.0%

	$1,075,749	$1,102,210	100.0%

Trading

The estimated fair values of investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	March 31,	December 31,
	2011	2010

U.S. government and agency	$200,531	$162,014
Non-U.S. government	205,083	129,861
Corporate	814,112	637,114
Municipal	1,567	2,297
Residential mortgage-backed	82,507	82,399
Commercial mortgage-backed	29,857	17,102
Asset backed	5,917	1,313
Equities	63,655	60,082

	$1,403,229	$1,092,182

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

	Fair	% of Total
	Value	Fair Value

As at March 31, 2011
AAA	$555,704	41.5%
AA	224,801	16.8%
A	479,129	35.8%
BBB or lower	64,528	4.8%
Not Rated	15,412	1.1%

	$1,339,574	100.0%

	Fair	% of Total
	Value	Fair Value

As at December 31, 2010
AAA	$395,881	38.4%
AA	177,302	17.2%
A	400,314	38.8%
BBB or lower	51,983	5.0%
Not Rated	6,620	0.6%

	$1,032,100	100.0%

Other Investments

	March 31,	December 31,
	2011	2010

Private equities	$110,485	$104,109
Bond funds	93,916	102,279
Hedge fund	23,230	22,037
Other	6,247	6,289

	$233,878	$234,714

At March 31, 2011 and December 31, 2010, the Company had $110.5 million and $104.1 million, respectively, of other investments recorded in private equities, which represented 2.9% and 2.4% of total investments and cash and cash equivalents at March 31, 2011 and December 31, 2010, respectively. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As at March 31, 2011 and December 31, 2010, the Company had unfunded capital commitments relating to its other investments of $80.8 million and $84.7 million, respectively. See Note 12 for details of other investments with related parties.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Our bond fund holdings comprise a number of positions in diversified bond mutual funds managed by third-party managers.

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary by reviewing each fixed maturity investment that is impaired and: (1) determining if the Company has the intent to sell the fixed maturity investment or (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment is less than the amortized cost basis of the investment.

The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at March 31, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short term investments and fixed maturity investments classified as available-for-sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at March 31, 2011, no credit losses existed.

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

In general, the pricing services use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmark curves, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturities by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass- through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2011, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2011, the Company had one commercial mortgage-backed security classified as Level 3.

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and challenges any prices deemed not to be representative of fair value.

As of March 31, 2011, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

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

All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments in the short term. These restrictions have been in place since the initial investments. The capital commitments are discussed in detail in Note 12 to the unaudited condensed consolidated financial statements. The Company has classified private equities as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2011
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$265,014	$—	$265,014
Non-U.S. government	—	452,390	—	452,390
Corporate	—	1,443,650	551	1,444,201
Municipal	—	1,567	—	1,567
Residential mortgage-backed	—	101,757	—	101,757
Commercial mortgage-backed	—	47,777	962	48,739
Asset backed	—	32,256	—	32,256
Equities	59,680	—	3,975	63,655
Other investments	—	93,916	139,962	233,878

Total investments	$59,680	$2,438,327	$145,450	$2,643,457

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	December 31, 2010
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2011:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	4,157	—	4,157
Sales	—	(49)	—	(49)
Total realized and unrealized losses through earnings	69	3,419	400	3,888
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2011	$1,513	$139,962	$3,975	$145,450

The amount of net gains/(losses) for the period included in earnings attributable to the fair value of changes in assets still held at March 31, 2011 was $2.5 million. Of this amount, $0.5 million was included in net realized and unrealized gains and $2.0 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	3,049	—	3,628
Total realized and unrealized losses through earnings	116	6,444	150	6,710
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of March 31, 2010	$1,336	$91,294	$3,450	$96,080

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The amount of net gains for the period included in earnings attributable to the fair value of changes in assets still held at March 31, 2010 was $7.9 million. Of this amount, $0.3 million was included in net realized and unrealized gains and $7.6 million was included in net investment income.

During the three months ended March 31, 2011 and 2010, proceeds from the sales and maturities of available-for-sale securities were $101.1 and $41.0 million, respectively. Gross realized gains on the sale of available-for-sale securities were, for the three months ended March 31, 2011 and 2010, $0.2 million and less than $0.1 million, respectively, and gross realized losses on the sale of available-for-sale securities, were $0.3 million and $nil, respectively. Unrealized gains on trading securities were $2.0 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments held in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010

Assets used for collateral in trust for third-party agreements	$452,444	$371,834
Deposits with regulatory authorities	33,064	33,970
Others	63,722	62,437

	$549,230	$468,241

6.	DERIVATIVE INSTRUMENTS

In October 2010, the Company entered into a foreign currency forward exchange contract as part of its overall foreign currency risk management strategy. On the value date, June 30, 2011, the Company will sell AU$45.0 million for $42.5 million. The contract exchange rate is AU$1 for $0.9439. As at March 31, 2011, the change in the fair value of the contract was $(0.4) million, the effect of which the Company has recognized as a foreign exchange loss included as part of its net earnings.

7.	REINSURANCE BALANCES RECEIVABLE

	March 31,	December 31,
	2011	2010

Recoverable from reinsurers on:
Outstanding losses	$460,464	$425,336
Losses incurred but not reported	162,325	141,118
Fair value adjustments	(39,311)	(41,014)

Total reinsurance reserves recoverable	583,478	525,440
Paid losses	423,149	436,002

	$1,006,627	$961,442

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	REINSURANCE BALANCES RECEIVABLE — (cont’d)

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

The Company’s acquired reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. The Company remains liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk among its reinsurers. Provisions are made for amounts considered potentially uncollectible.

At March 31, 2011, the Company’s top 10 reinsurers accounted for 72.7% (December 31, 2010: 75.5%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $102.9 million of incurred but not reported, or IBNR, recoverable (December 31, 2010: $99.6 million). Reinsurance recoverables by reinsurer were as follows:

	March 31, 2011		December 31, 2010
	Reinsurance	% of	Reinsurance	% of
	Recoverable	Total	Recoverable	Total

Top 10 reinsurers	$731,955	72.7%	$726,201	75.5%
Other reinsurers’ balances > $1 million	235,843	23.4%	198,737	20.7%
Other reinsurers’ balances < $1 million	38,829	3.9%	36,504	3.8%

Total	$1,006,627	100.0%	$961,442	100.0%

At March 31, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $419.0 million and $381.4 million, respectively. To estimate the provision for uncollectible reinsurance recoverables, the reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer.

The Company uses a detailed analysis to estimate uncollectible reinsurance. The primary components of the analysis are reinsurance recoverable balances by reinsurer and bad debt provisions applied to these balances to determine the portion of a reinsurer’s balance deemed to be uncollectible. These provisions require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer (in order to determine their ability to settle the reinsurance balances), as well as other key considerations and assumptions, such as claims and coverage issues.

As at March 31, 2011 and December 31, 2010, reinsurance receivables with a carrying value of $405.2 million and $398.8 million, respectively, were each associated with two reinsurers which represented 10% or more of total reinsurance balances receivable. As at March 31, 2011, the two reinsurers had credit ratings of AA- or higher. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2011 and March 31, 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2011	2010

Balance as at January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	34,372	(35,975)
Net reduction in ultimate loss and loss adjustment expense liabilities	(4,072)	(9,596)
Net losses paid	(88,131)	(83,225)
Acquired on purchase of subsidiaries	10,439	222,042
Retroactive reinsurance contracts assumed	93,067	230,389

Net balance as at March 31	2,811,510	2,455,043
Plus: total reinsurance reserves recoverable	583,478	435,680

Balance as at March 31	$3,394,988	$2,890,723

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Net losses paid	$(88,131)	$(83,225)
Net change in case and loss adjustment expense reserves	83,430	78,854
Net change in incurred but not reported reserves	7,313	6,313

Reduction in estimates of net ultimate losses	2,612	1,942
Reduction in provisions for bad debt	—	5,339
Reduction in provisions for unallocated loss adjustment expense liabilities	11,537	8,965
Amortization of fair value adjustments	(10,077)	(6,650)

Net reduction in ultimate loss and loss adjustment expense liabilities	$4,072	$9,596

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2011 of $4.1 million was attributable to a reduction in estimates of net ultimate losses of $2.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.5 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.1 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The reduction in estimates of net ultimate losses of $2.6 million comprised net incurred loss development of $4.7 million and reductions in IBNR reserves of $7.3 million.

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

The reduction in estimates of net ultimate losses of $1.9 million comprised net incurred loss development of $4.4 million and reductions in IBNR reserves of $6.3 million. The reductions in provisions for bad debts of $5.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

9.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions along with a loan outstanding in relation to the share repurchase agreements (the “Repurchase Agreements”) entered into with three of its executives and certain trusts and a corporation affiliated with the executives. The Unionamerica, Knapton and Enstar Group Facilities and the Repurchase Agreements are described in Note 11 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Total amounts of loans payable outstanding as of March 31, 2011 and December 31, 2010 totaled $204.4 million and $245.3 million, respectively, and were comprised as follows:

Facility	Date of Facility	March 31, 2011	December 31, 2010

Unionamerica — Facility A	December 30, 2008	$30,242	$71,259
Unionamerica — Facility B	December 30, 2008	—	154
Knapton	April 20, 2010	21,528	21,532
Enstar Group — Facility A	December 29, 2010	52,100	52,100
Enstar Group — Facility B	December 29, 2010	62,900	62,900

Total long-term bank debt		166,770	207,945
Repurchase Agreements	October 1, 2010	37,660	37,333

Total loans payable		$204,430	$245,278

In January 2011, the accrued interest outstanding of $0.2 million relating to Unionamerica Facility B was settled. In addition, on March 3, 2011, the Company repaid $40.5 million of the outstanding loan balance of Unionamerica Facility A.

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with a London-based bank. The Clarendon Facility provides for a four-year term loan facility, which will be available to be drawn to fund up to 50% of the purchase price of Clarendon. As of March 31, 2011, Clarendon Holdings, Inc. has not borrowed any of the amount available under the Clarendon Facility. The Clarendon Facility will be secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LOANS PAYABLE — (cont’d)

LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock, restrictions on the declaration and payment of dividends and limitations on liens on the stock.

As of March 31, 2011, all of the covenants relating to the Company’s outstanding credit facilities were met.

10.	EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to its employees and to members of the board of directors. These are described in Note 14 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The information below includes both the employee and director components of the Company’s share-based compensation.

(a)	Employee share plans

Employee stock awards for the three months ended March 31, 2011 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2011	153,930	$13,019
Granted	67,767	5,625
Vested	(17,767)	(1,575)

Nonvested — March 31, 2011	203,930	$20,369

(i)	2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the three months ended March 31, 2011 and 2010, 16,328 and 78,664 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total values of the awards for the three months ended March 31, 2011 and 2010 were $1.5 million and $5.4 million, respectively, and were charged against the 2006-2010 Annual Incentive Compensation Program accrual established for the years ended December 31, 2010 and 2009, respectively. On February 23, 2011, the Company adopted the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program.

In addition, for the three months ended March 31, 2011 and 2010, 50,000 and 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the non-vested share awards as at March 31, 2011 and 2010 was $12.5 million and $10.5 million, respectively. This cost is expected to be recognized over the next 4.5 years. Compensation costs of $0.5 million and $0.1 million relating to the share award were recognized in the Company’s statement of earnings for the three months ended March 31, 2011 and 2010, respectively.

The accrued expense relating to the 2006-2010 Annual Incentive Compensation Program for the three months ended March 31, 2011 and 2010 was $nil and $2.8 million, respectively.

(ii)	Enstar Group Limited Employee Share Purchase Plan

On February 26, 2008, the Company’s board of directors approved the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (the “Purchase Plan”), and subsequently, on June 11, 2008, the Company’s shareholders approved the Purchase Plan at the Annual General Meeting.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EMPLOYEE BENEFITS — (cont’d)

Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for each of the three-month periods ended March 31, 2011 and 2010. As at March 31, 2011, 15,593 shares have, in total, been issued to employees under the Purchase Plan.

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2011	152,015	$34.55	$7,606
Granted	—	—	—
Exercised	(49,037)	19.63	(3,709)
Forfeited	—	—	—

Outstanding — March 31, 2011	102,978	$41.61	$5,996

Stock options outstanding and exercisable as of March 31, 2011 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$40 - $60	102,978	$41.65	2.5 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the three months ended March 31, 2011 and 2010, 1,283 and 1,472 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

(d)	Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as disclosed below, are structured as defined contribution plans. Pension expense for the three months ended March 31, 2011 and 2010 was $1.1 million and $0.9 million, respectively.

The Company acquired, as part of the acquisition of PW Acquisition Company (“PWAC”) on July 20, 2010, a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at the date of acquisition of PWAC by the Company, the PWAC Plan had an unfunded liability of $6.7 million that had been accrued by PWAC. Subsequent to acquisition, an actuarial review was performed of the PWAC Plan which determined that the PWAC Plan’s unfunded liability was $8.1 million. As at March 31, 2011, PWAC had an accrued liability of $7.9 million for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the three months ended March 31, 2011, of $0.2 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three-month periods ended March 31, 2011 and 2010:

	2011	2010

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$3,503	$15,921
Weighted average shares outstanding — basic	12,945,838	13,619,741

Earnings per share attributable to Enstar Group Limited — basic	$0.27	$1.17

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$3,503	$15,921
Weighted average shares outstanding — basic	12,945,838	13,619,741
Share equivalents:
Unvested shares	174,486	39,313
Restricted share units	17,489	14,397
Options	82,519	158,246

Weighted average shares outstanding — diluted	13,220,332	13,831,697

Earnings per share attributable to Enstar Group Limited — diluted	$0.26	$1.15

12.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers is one of the largest shareholders of the Company and formerly was a member of the Company’s board of directors.

During the three months ended March 31, 2011, the Company funded $3.9 million of its remaining outstanding capital commitment to entities affiliated with Mr. Flowers. The Company had, as of March 31, 2011 and December 31, 2010, excluding its investment in Varadero International Ltd. (a hedge fund affiliated with the Company and Mr. Flowers with respect to which the Company has funded 100% of its capital commitment), investments in entities affiliated with Mr. Flowers with a total value of $102.4 million and $96.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, as of those same dates, of $80.7 million and $84.6 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years.

As at March 31, 2011, related party investments associated with Mr. Flowers accounted for 99.9% of the total unfunded capital commitments of the Company and 53.7% of the total amount of investments classified as other investments by the Company.

13.	TAXATION

Income tax expense for the three months ended March 31, 2011 and March 31, 2010 was $0.6 million and $5.9 million, respectively.

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. On March 25, 2011, the Company received confirmation from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the period for which the Company and its Bermuda subsidiaries will be exempt from taxation in Bermuda would be extended until March 2035.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	TAXATION — (cont’d))

The Company has operating subsidiaries and branch operations in the United Kingdom, Australia, the United States and Europe and is subject to federal, foreign, state and local taxes in those jurisdictions. In addition, certain distributions from some foreign sources may be subject to withholding taxes.

The expected income tax provision for the foreign operations computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate.

The actual income tax rate for the three months ended March 31, 2011 and 2010 differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended March 31,
	2011	2010

Earnings before income tax	$4,120	$21,843

Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates	50.9%	54.2%
Benefit of loss carryovers	0.0%	(11.8)%
Change in uncertain tax positions	1.2%	0.3%
Change in valuation allowance	(12.7)%	(15.1)%
Impact of Australian tax consolidation	(21.1)%	—
Other	(3.3)%	(0.5)%

Effective tax rate	15.0%	27.1%

The Company had net deferred tax assets of approximately $8.3 million and $3.2 million as of March 31, 2011 and December 31, 2010, respectively. Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are net operating loss carryforwards, claims reserves, due principally to the discounting for tax, and investments.

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

As of March 31, 2011 and December 31, 2010, the Company has unrecognized tax benefits of $5.6 million and $5.6 million, respectively, relating to uncertain tax positions.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUBSEQUENT EVENTS

On April 20, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (collectively, the “Purchasers”), each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, the Company agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described immediately below, securities representing 19.9% of the Company’s outstanding share capital pro forma for all of the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in the Company purchased pursuant to the Investment Agreement will be less than 4.9%. The securities that the Purchasers have acquired or, subject to certain conditions, will be acquiring at these closings can be further summarized as follows:

•	At the first closing, which occurred on April 20, 2011 (the “First Closing”), 531,345 of the Company’s voting ordinary shares, par value $1.00 per share (“Voting Common Shares”), and 749,869 of the Company’s newly created Series A convertible non-voting preference shares, par value $1.00 per share (the “Non-Voting Preferred Shares”), at a purchase price of $86.00 per share, or approximately $110.2 million in the aggregate. Subject to the receipt of shareholder approval of certain amendments to the Company’s bye-laws to, among other things, create three new classes of non-voting ordinary shares (the “Shareholder Approval”), the Non-Voting Preferred Shares will convert on a share-for-share basis (subject to adjustment in certain circumstances) into non-voting ordinary shares of the Company, par value $1.00 (the “Non-Voting Common Shares”). At the First Closing, the Company also issued to the Purchasers warrants to acquire 340,820 Non-Voting Preferred Shares or, subject to the receipt of the Shareholder Approval, Non-Voting Common Shares for an exercise price of $115.00 per share, subject to certain adjustments (the “Warrants”). The Purchasers may, at their election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants. The Warrants expire on the ten year anniversary of the First Closing.

•	At the second closing (the “Second Closing”), which is expected to occur after receipt of applicable regulatory approvals and satisfaction of other closing conditions (but not before December 23, 2011), 134,184 Voting Common Shares and 827,504 Non-Voting Preferred Shares (unless the Company receives the Shareholder Approval, in which case the Purchasers will purchase Non-Voting Common Shares instead of Non-Voting Preferred Shares at the Second Closing), at a purchase price of $86.00 per share, or approximately $82.7 million in the aggregate.

•	Subject to approval by the Company’s shareholders of the issuance of securities in excess of limits imposed by the listing requirements of the Nasdaq Stock Market and satisfaction of other closing conditions, at a third closing (the “Third Closing”), 1,148,264 Non-Voting Preferred Shares (unless the Company receives the Shareholder Approval, in which case the Purchasers will purchase Non-Voting Common Shares instead of Non-Voting Preferred Shares at the Third Closing), at a purchase price of $86.00 per share, or approximately $98.7 million in the aggregate. If the Third Closing occurs, it is expected to occur simultaneously with the Second Closing.

The Purchasers may also elect, at their option, to receive Non-Voting Preferred Shares or, if applicable, Non-Voting Common Shares in lieu of Voting Common Shares that might otherwise be issuable to them at any of the closings discussed above. Any such non-voting shares would be convertible on a share-for-share basis, subject to certain adjustments, into Voting Common Shares at the option of the Purchasers. The total investment expected to be made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares, the Non-Voting Preferred Shares and the Warrants is approximately $291.6 million.

In addition, certain directors and officers of the Company and other persons have entered into voting agreements (the “Voting Agreements”) with the Company concurrently with the signing of the Investment

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SUBSEQUENT EVENTS — (cont’d)

Agreement with respect to shares representing 34.3% of the Company’s outstanding voting power. Under the Voting Agreements, each such shareholder has committed, among other things, to vote all voting securities of the Company that such shareholder holds and is entitled to vote in favor of the matters required to be approved by the Company’s shareholders in connection with the Investment Agreement.

In connection with the First Closing, the Company appointed Sumit Rajpal, a managing director of Goldman, Sachs & Co., to its board of directors, effective May 16, 2011.

15.	SEGMENT INFORMATION

Due to the growing insignificance of the Company’s consulting activities in relation to its core reinsurance operations, the Company has reevaluated its segment reporting and concluded that it has one reportable segment. Due to the decreasing relative significance of consulting activities and the associated revenues and earnings, the Company no longer monitors the results of consulting activities separately for evaluating business performance and for making resource allocation decisions. Accordingly, effective January 1, 2011, the Company will no longer report separately the results of its consulting activities. Prior to 2011, the Company reported two segments: reinsurance and consulting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2010 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and in our report dated March 4, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche

Hamilton, Bermuda
May 6, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have acquired 31 insurance and reinsurance companies and 15 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Recent Transactions

Laguna

On March 25, 2011, we, through our wholly-owned subsidiary, Kenmare Holdings Ltd., or Kenmare, completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited, or Laguna, from Citigroup Insurance Holding Corporation, or Citigroup, an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The purchase price was €15.0 million (approximately $21.2 million) and was funded from available cash on hand. The previously disclosed purchase price of €30.0 million (approximately $42.4 million) was reduced, prior to completion of the acquisition, after Citigroup received approval from Laguna’s regulator to distribute €15.0 million (approximately $21.2 million) to its shareholders.

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

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC, or FPK, and J.C. Flowers II, L.P., or the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, one of our largest shareholders and formerly a member of our board of directors, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $34.1 million), which was fully funded from our available cash on hand.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2011	2010
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$4,036	$14,128
Net investment income	18,542	26,121
Net realized and unrealized gains	3,368	2,202
Gain on bargain purchase	13,105	—

	39,051	42,451

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(2,612)	(1,942)
Reduction in provisions for bad debt	—	(5,339)
Reduction in provisions for unallocated loss adjustment expense liabilities	(11,537)	(8,965)
Amortization of fair value adjustments	10,077	6,650

	(4,072)	(9,596)
Salaries and benefits	10,382	15,190
General and administrative expenses	17,750	10,487
Interest expense	1,966	2,394
Net foreign exchange loss	7,334	7,588

	33,360	26,063

Earnings before income taxes and share of net earnings of partly owned company	5,691	16,388
Income taxes	(617)	(5,922)
Share of net earnings of partly owned company	—	7,150

NET EARNINGS	5,074	17,616
Less: Net earnings attributable to noncontrolling interest	(1,571)	(1,695)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,503	$15,921

Comparison of the Three Months Ended March 31, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $5.1 million and $17.6 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in earnings of approximately $12.5 million was primarily attributable to the following:

(i)	a decrease in consulting fees of $10.1 million mainly related to lower fees earned from incentive based engagements;

(ii)	lower net reduction in ultimate loss and loss adjustment expense liabilities of $5.5 million;

(iii)	an increase in general and administrative expenses of $7.3 million due predominantly to an increase in professional fees relating largely to audit and third-party management fees as a result of 2010 acquisition activity;

(iv)	a decrease in net investment income of $7.6 million primarily as a result of lower unrealized gains in our private equity portfolio, classified as other investments, from $7.7 million in 2010 to $0.9 million in 2011; and

(v)	a decrease in our share of net earnings of partly owned company from $7.2 million in 2010 to $nil in 2011 as a result of our disposition of our investment in the partly owned company during 2010; partially offset by

(vi)	the gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna;

(vii)	a decrease in income tax expense of $5.3 million due in large part to lower net earnings within our taxable subsidiaries; and

(viii)	a decrease in salary and benefit costs of $4.8 million due primarily to the release back to earnings of the unallocated portion of the 2010 year end bonus accrual provision.

We recorded noncontrolling interest in earnings of $1.6 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. Net earnings attributable to Enstar Group Limited decreased from $15.9 million for the three months ended March 31, 2010 to $3.5 million for the three months ended March 31, 2011.

We no longer report our results of operations by segments. We previously reported our results of operations under the consulting and reinsurance business segments, but we believe the consulting business no longer meets the criteria of an operating segment, as more fully described in Note 15 to our unaudited condensed consolidated financial statements.

Consulting Fees:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$4,036	$14,128	$(10,092)

We earned consulting fees of approximately $4.0 million and $14.1 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in consulting fees primarily related to the decrease in incentive fees earned from third-party agreements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2011	2010	Variance	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$18,542	$26,121	$(7,579)	$3,368	$2,202	$1,166

Net investment income for the three months ended March 31, 2011 decreased by $7.6 million to $18.5 million, as compared to $26.1 million for the same period in 2010. The decrease was attributable largely to lower unrealized gains in our private equity portfolio, classified as other investments, from $7.7 million in 2010 to $0.9 million in 2011.

The average return on the cash and fixed maturities for the three months ended March 31, 2011 was 1.87%, as compared to the average return of 2.18% for the three months ended March 31, 2010. The average credit rating of our fixed maturity investments at March 31, 2011 was AA-.

Net realized and unrealized gains for the three months ended March 31, 2011 and 2010 were $3.4 million and $2.2 million, respectively. The net realized and unrealized gains relate predominantly to mark-to-market changes in the market value of our equity investments.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurements and Disclosures topic of the U.S. Financial Accounting Standards Board (FASB) Codification, we have categorized our investments that are recorded at fair value among levels as follows:

	March 31, 2011
	(in thousands of U.S. dollars)
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identified Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$265,014	$—	$265,014
Non-U.S. government	—	452,390	—	452,390
Corporate	—	1,443,650	551	1,444,201
Municipal	—	1,567	—	1,567
Residential mortgage-backed	—	101,757	—	101,757
Commercial mortgage-backed	—	47,777	962	48,739
Asset backed	—	32,256	—	32,256
Equities	59,680	—	3,975	63,655
Other investments	—	93,916	139,962	233,878

Total investments	$59,680	$2,438,327	$145,450	$2,643,457

Gain on Bargain Purchase:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$13,105	$—	$13,105

Gain on bargain purchase of $13.1 million and $nil, was recorded for the three months ended March 31, 2011 and 2010, respectively. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess has, in accordance with the provisions of the Business Combinations topic of the FASB Codification, been recognized as income for the three months ended March 31, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands of U.S. dollars)

Net losses paid	$(88,131)	$(83,225)
Net change in case and LAE reserves	83,430	78,854
Net change in IBNR	7,313	6,313

Reduction in estimates of net ultimate losses	2,612	1,942
Reduction in provisions for bad debt	—	5,339
Reduction in provisions for unallocated loss adjustment expense liabilities	11,537	8,965
Amortization of fair value adjustments	(10,077)	(6,650)

Net reduction in ultimate loss and loss adjustment expense liabilities	$4,072	$9,596

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2011 of $4.1 million was attributable to a reduction in estimates of net ultimate losses of $2.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.5 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $10.1 million.

The reduction in estimates of net ultimate losses of $2.6 million comprised net incurred loss development of $4.7 million and reductions in IBNR reserves of $7.3 million.

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

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands of U.S. dollars)

Balance as of January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	34,372	(35,975)
Net reduction in ultimate loss and loss adjustment expense liabilities	(4,072)	(9,596)
Net losses paid	(88,131)	(83,225)
Acquired on purchase of subsidiaries	10,439	222,042
Retroactive reinsurance contracts assumed	93,067	230,389

Net balance as at March 31	$2,811,510	$2,455,043
Plus: total reinsurance reserves recoverable	583,478	435,680

Balance as of March 31	$3,394,988	$2,890,723

Salaries and Benefits:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$10,382	$15,190	$4,808

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $10.4 million and $15.2 million for the three months ended March 31, 2011 and 2010, respectively.

The decrease in salaries and benefits was attributable to:

(i)	the reduction in the discretionary bonus accrual of $6.3 million due to the release back to earnings in 2011 of approximately $4.0 million relating to the unallocated portion of the 2010 year end bonus accrual provision and the reduction in net earnings for the three months ended March 31, 2011 as compared to 2010; partially offset by

(ii)	increased staff costs due to an increase in the average staff numbers from 296 for the three months ended March 31, 2010 to 339 for the three months ended March 31, 2011; and

(iii)	an increase from $0.1 million for the three months ended March 31, 2010 to $0.5 million for the three months ended March 31, 2011 in relation to the amortization of the unrecognized compensation costs in respect of the restricted shares that were awarded under our 2006 Equity Incentive Plan to an executive officer in 2011 and certain employees in 2010.

Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$17,750	$10,487	$(7,263)

General and administrative expenses increased by $7.3 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The increase was due principally to: (i) increased legal fees of approximately $1.1 million due to ongoing due diligence and financing activities; (ii) increased audit and audit related fees of $0.6 million due to our overall growth; (iii) increased third-party management fees paid of $1.2 million due primarily to transition fees paid in respect of a recently completed acquisition, along with other contractor fees; (iv) increased other professional and consulting fees of $1.1 million; (v) increased rent and rent related expenses of $0.7 million due largely to a rent recovery reflected in 2010; (vi) increased irrecoverable value added tax and disallowed federal excise taxes paid of $0.9 million; and (vii) increased bank and letter of credit charges of $0.7 million.

Interest Expense:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$1,966	$2,394	$428

Interest expense of $2.0 million and $2.4 million was recorded for the three months ended March 31, 2011 and 2010, respectively. The decrease in interest expense was attributable predominantly to the reduction in principal levels on loans outstanding and an overall lower interest rate on loan amounts outstanding during the three months ended March 31, 2011.

Net Foreign Exchange Loss:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$7,334	$7,588	$254

We recorded a net foreign exchange loss of $7.3 million and $7.6 million for the three months ended March 31, 2011 and 2010, respectively. The net foreign exchange loss arose primarily as a result of: (i) holding surplus British pound liabilities at a time when the British pound was appreciating against the U.S. dollar; (ii) the currency mismatch that is created by holding foreign currency available-for-sale security assets whereby any net foreign currency translation gains or losses on those assets are reflected in the balance sheet as part of accumulated other comprehensive income, but the net foreign currency gains or losses on the corresponding liabilities impact the statement of earnings; (iii) net foreign exchange losses arising as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was depreciating against the Australian dollar; and (iv) a decrease in the fair value of our Australian dollar foreign currency forward exchange contract, which was recognized as part of net foreign exchange loss.

Income Tax Expense:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$617	$5,922	$5,305

We recorded income tax expense of $0.6 million and $5.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in taxes for the three months ended March 31, 2011 was due predominantly to lower earnings as a result of lower incentive fees earned from third-party agreements as compared to those earned in the same period for 2010, along with reduced tax expense attributable to lower overall net earnings in our tax paying subsidiaries.

Share of Net Earnings of Partly Owned Company:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$—	$7,150	$(7,150)

For the three months ended March 31, 2011, we recorded $nil as our share of net earnings of partly owned company as compared to $7.2 million for the three months ended March 31, 2010. The decrease was attributable to the fact that we no longer have an investment in a partly owned company; during 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling Interest:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$1,571	$1,695	$124

We recorded a noncontrolling interest in earnings of $1.6 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively. The decrease for the three months ended March 31, 2011 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest.

Liquidity and Capital Resources

Long-term Debt

During the three months ended March 31, 2011, there were several developments regarding the two facilities under the term facilities agreement we entered into in connection with our acquisition of Unionamerica Holdings Limited in December 2008. In January 2011, the accrued interest outstanding of $0.2 million relating to Unionamerica Facility B was settled. In addition, on March 3, 2011, we repaid $40.5 million of the outstanding loan balance of Unionamerica Facility A. As of March 31, 2011, the remaining outstanding loan balance of Unionamerica Facility A, inclusive of accrued interest, was $30.2 million.

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with a London-based bank. The Clarendon Facility provides for a four-year term loan facility, which will be available to fund up to 50% of the purchase price of our acquisition of Clarendon, described above. As of March 31, 2011, Clarendon Holdings, Inc. has not borrowed any of the amount available under the Clarendon Facility. The Clarendon Facility will be secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock and limitations on liens on the stock.

As of March 31, 2011, all of the covenants relating to our outstanding credit facilities were met.

Private Placement

On April 20, 2011, we entered into an Investment Agreement (or the Investment Agreement) with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (or, collectively, the Purchasers), each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, we agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described below, securities representing 19.9% of our outstanding share capital pro forma for all of the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in us purchased pursuant to the Investment Agreement will be less than 4.9%. The Investment Agreement and the securities that the Purchasers have acquired, or subject to certain conditions, will be acquiring at each of the closings are further summarized above in Note 14 to our unaudited condensed consolidated financial statements.

In connection with the first closing under the Investment Agreement, which occurred on April 20, 2011, we issued to the Purchasers 531,345 of our voting ordinary shares, par value $1.00 per share (or the Voting Common Shares), and 749,869 of our Series A convertible non-voting preference shares, par value $1.00 per share (or the

Non-Voting Preferred Shares), at a purchase price of $86.00 per share, and warrants to acquire 340,820 Non-Voting Preferred Shares or, subject to the receipt of shareholder approval of certain amendments to our bye-laws to, among other things, create three new classes of non-voting ordinary shares (or the Shareholder Approval), Non-Voting Common Shares for an exercise price of $115.00 per share, for aggregate proceeds of approximately $110.2 million.

In connection with the second closing under the Investment Agreement, which is expected to occur after receipt of applicable regulatory approvals and satisfaction of other closing conditions (but not before December 23, 2011), we would issue to the Purchasers 134,184 Voting Common Shares and 827,504 Non-Voting Preferred Shares (unless we receive the Shareholder Approval, in which case we would issue Non-Voting Common Shares instead of Non-Voting Preferred Shares), at a purchase price of $86.00 per share, for aggregate proceeds of approximately $82.7 million.

In connection with the third closing under the Investment Agreement, which is subject to approval by our shareholders of the issuances of securities in excess of limits imposed by the listing requirements of the Nasdaq Stock Market and satisfaction of other closing conditions, we would issue to the Purchasers 1,148,264 Non-Voting Preferred Shares (unless we receive the Shareholder Approval, in which case we would issue Non-Voting Common Shares instead of Non-Voting Preferred Shares), at a purchase price of $86.00 per share, for aggregate proceeds of approximately $98.7 million. If the third closing occurs, it is expected to occur simultaneously with the second closing.

The proceeds received and to be received in connection with the closings under the Investment Agreement will provide us with capital and financial flexibility to pursue desirable acquisitions of insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off.

In connection with the first closing under the Investment Agreement, we appointed Sumit Rajpal, a managing director of Goldman, Sachs & Co., to our board of directors, effective May 16, 2011.

Other than the above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2010. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Cash Flows

With respect to the three month periods ended March 31, 2011 and 2010, net cash used in our operating activities was $290.4 million and $142.9 million, respectively. The increase in cash used was attributable primarily to:

(i)	an increase in the net amount of purchases, sales and maturities of trading securities of $184.8 million. This increase reflects the decision of our investment committee to increase the allocation of our investment portfolio to trading securities; and

(ii)	a decrease in the net changes in assets and liabilities of $44.1 million.

Net cash provided by (used in) investing activities for the three month periods ended March 31, 2011 and 2010 was $184.4 million and $(75.2) million, respectively. The increase in cash flows was attributable primarily to:

(i)	an increase of $101.1 million in the sales and maturities of available-for-sale securities due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(ii)	a decrease in the net amount of purchases and maturities of held-to-maturity securities of $214.9 million due to the decision of our investment committee, discussed above, to increase the allocation of our investment portfolio to trading securities; and

(iii)	a decrease of $85.4 million of restricted cash and cash equivalents arising as a result of the purchase of restricted investments classified as trading securities.

Net cash used in financing activities for the three month periods ended March 31, 2011 and 2010 was $56.7 million and $6.0 million, respectively. The increase of $50.7 million in cash used in financing activities was attributable primarily to the following:

(i)	an increase of $40.5 million in the repayment of outstanding bank loans; and

(ii)	an increase of $16.2 million in distribution of capital paid to noncontrolling interest in 2011; partially offset by

(iii)	a decrease of $6.0 million in dividends paid to noncontrolling interest.

Commitments and Contingencies

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. Our capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $34.1 million).

There have been no other material changes in our commitments or contingencies since December 31, 2010. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2011, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	risks that we may require additional capital in the future which may not be available or may be available only on unfavorable terms;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	operational risks as a result of our past and future acquisitions, such as cash flow shortages, personnel recruitment challenges, additional integration costs and excessive management time and effort;

•	losses due to foreign currency exchange rate fluctuations;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	changes in Bermuda law or regulation or the political stability of Bermuda;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2010, as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2010. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors identified therein have not materially changed.

Item 5.	OTHER INFORMATION

On May 6, 2011, J. Christopher Flowers resigned from our board of directors. Mr. Flowers’ departure from our board of directors was not due to any disagreement, including any disagreement relating to our operations, policies or practices.

Item 6.	EXHIBITS

Exhibit
No.		Description

10	.1*	Term Facility Agreement dated March 4, 2011 between Clarendon Holdings, Inc. and National Bank Limited.
10	.2+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 7, 2011).
10	.3*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Dominic F. Silvester, amending Amended and Restated Employment Agreement by and between Enstar Group Limited and Dominic F. Silvester.
10	.4*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Paul J. O’Shea, amending Employment Agreement by and between Enstar Group Limited and Paul J. O’Shea.
10	.5*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Nicholas A. Packer, amending Employment Agreement by and between Enstar Group Limited and Nicholas A. Packer.
10	.6*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Richard J. Harris, amending Employment Agreement by and between Enstar Group Limited and Richard J. Harris.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2011.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris,
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description

10	.1*	Term Facility Agreement dated March 4, 2011 between Clarendon Holdings, Inc. and National Bank Limited.
10	.2+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 7, 2011).
10	.3*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Dominic F. Silvester, amending Amended and Restated Employment Agreement by and between Enstar Group Limited and Dominic F. Silvester.
10	.4*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Paul J. O’Shea, amending Employment Agreement by and between Enstar Group Limited and Paul J. O’Shea.
10	.5*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Nicholas A. Packer, amending Employment Agreement by and between Enstar Group Limited and Nicholas A. Packer.
10	.6*+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Richard J. Harris, amending Employment Agreement by and between Enstar Group Limited and Richard J. Harris.
15	.1*	Deloitte & Touche Letter Regarding Unaudited Interim Financial Information.
31	.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement