Form 10-Q
period 2011-06-30
Enstar Group LTD
filed 2011-08-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

As of August 4, 2011, the registrant had outstanding 13,707,427 voting ordinary shares and 749,869 non-voting convertible ordinary shares, each par value $1.00 per share.

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements:	1
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	1
	Condensed Consolidated Statements of Earnings for the Three and Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)	2
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2011 and 2010 (Unaudited)	5
	Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
	Report of Independent Registered Public Accounting Firm	32
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 4.	Controls and Procedures	49

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 6.	Exhibits	51
Signatures		52
EX-3.1(a)
EX-3.1(b)
EX-10.9
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(expressed in thousands of U.S. dollars, except share data)

ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2011 — $ nil 2010 — $7,209)	$—	$7,263
Short-term investments, trading, at fair value	325,036	507,978
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011 — $817,284; 2010 — $1,068,540)	852,810	1,094,947
Fixed maturities, trading, at fair value	1,093,134	524,122
Equities, trading, at fair value	65,890	60,082
Other investments, at fair value	255,619	234,714

Total investments	2,592,489	2,429,106
Cash and cash equivalents	759,724	799,154
Restricted cash and cash equivalents	512,792	656,200
Accrued interest receivable	20,765	19,980
Accounts receivable	17,928	24,790
Income taxes recoverable	6,357	7,968
Reinsurance balances receivable	1,004,111	961,442
Funds held by reinsured companies	230,973	274,699
Goodwill	21,222	21,222
Other assets	34,400	41,343

TOTAL ASSETS	$5,200,761	$5,235,904

LIABILITIES
Losses and loss adjustment expenses	$3,267,341	$3,291,275
Reinsurance balances payable	224,266	231,435
Accounts payable and accrued liabilities	41,998	94,390
Income taxes payable	5,455	50,075
Loans payable	205,636	245,278
Other liabilities	109,826	107,630

TOTAL LIABILITIES	3,854,522	4,020,083

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2011: 156,000,000; 2010: 156,000,000)
Ordinary shares (issued and outstanding 2011: 13,519,723; 2010:12,940,021)	13,520	12,940
Non-voting convertible ordinary shares:
Series A (issued 2011: 2,972,892; 2010: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2011: 749,869; 2010: nil)	750	—
Treasury shares at cost (Series A non-voting convertible ordinary shares 2011: 2,972,892; 2010: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	774,637	667,907
Accumulated other comprehensive income	50,336	35,017
Retained earnings	664,021	651,143

Total Enstar Group Limited Shareholders’ Equity	1,084,678	948,421
Noncontrolling interest	261,561	267,400

TOTAL SHAREHOLDERS’ EQUITY	1,346,239	1,215,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,200,761	$5,235,904

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Month Periods Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(expressed in thousands of U.S. dollars, except share and per share data)

INCOME
Consulting fees	$2,045	$3,500	$6,081	$17,628
Net investment income	22,928	22,998	41,470	49,119
Net realized and unrealized gains (losses)	5,264	(4,227)	8,632	(2,025)
Gain on bargain purchase	—	—	13,105	—

	30,237	22,271	69,288	64,722

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(27,829)	(35,104)	(30,441)	(37,046)
Reduction in provisions for bad debt	(1,672)	(7,768)	(1,672)	(13,107)
Reduction in provisions for unallocated loss adjustment expense liabilities	(11,783)	(11,696)	(23,320)	(20,661)
Amortization of fair value adjustments	6,969	12,202	17,046	18,852

	(34,315)	(42,366)	(38,387)	(51,962)
Salaries and benefits	16,723	14,254	27,105	29,444
General and administrative expenses	28,211	15,801	45,961	26,288
Interest expense	1,697	2,805	3,663	5,199
Net foreign exchange losses (gains)	1,932	(5,615)	9,266	1,973

	14,248	(15,121)	47,608	10,942

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	15,989	37,392	21,680	53,780
INCOME TAXES	(975)	(16,115)	(1,592)	(22,037)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	—	2,203	—	9,353

NET EARNINGS	15,014	23,480	20,088	41,096
Less: Net earnings attributable to noncontrolling interest	(5,639)	(11,050)	(7,210)	(12,745)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$9,375	$12,430	$12,878	$28,351

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.67	$0.91	$0.96	$2.08

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.66	$0.89	$0.94	$2.04

Weighted average shares outstanding — basic	13,999,179	13,702,832	13,475,418	13,661,516
Weighted average shares outstanding — diluted	14,285,685	14,019,489	13,755,623	13,925,551

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Month Periods Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$15,014	$23,480	$20,088	$41,096

Other comprehensive income:
Unrealized holding gains (losses) on investments arising during the period	5,839	(6,412)	14,575	(5,652)
Reclassification adjustment for net realized and unrealized (gains) losses included in net earnings	(5,264)	4,227	(8,632)	2,025
Decrease in defined benefit pension liability	—	—	272	—
Currency translation adjustment	10,049	(22,688)	12,255	(17,116)

Total other comprehensive income (loss):	10,624	(24,873)	18,470	(20,743)

Comprehensive income (loss)	25,638	(1,393)	38,558	20,353
Less comprehensive income attributable to noncontrolling interest	(7,846)	(3,965)	(10,361)	(7,125)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$17,792	$(5,358)	$28,197	$13,228

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
For the Six Month Periods Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$12,940	$13,581
Issue of shares	538	44
Share awards granted/vested	42	79

Balance, end of period	$13,520	$13,704

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$—
Preferred shares converted	750	—

Balance, end of period	$750	$—

Share Capital — Preference Shares
Balance, beginning of period	$—	$—
Issue of shares	750	—
Shares converted	(750)	—

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$667,907	$721,120
Share awards granted/vested	168	5,286
Issue of shares and warrants, net	105,310	318
Amortization of share awards	1,252	599

Balance, end of period	$774,637	$727,323

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$35,017	$8,709
Foreign currency translation adjustments	9,152	(12,103)
Net movement in unrealized holdings gains (losses) on investments	5,895	(3,022)
Decrease in defined benefit pension liability	272	—

Balance, end of period	$50,336	$(6,416)

Retained Earnings
Balance, beginning of period	$651,143	$477,057
Net earnings attributable to Enstar Group Limited	12,878	28,351

Balance, end of period	$664,021	$505,408

Noncontrolling Interest
Balance, beginning of period	$267,400	$274,271
Return of capital	(16,200)	(13,579)
Contribution of capital	—	28,742
Dividends paid	—	(7,000)
Net earnings attributable to noncontrolling interest	7,210	12,745
Foreign currency translation adjustments	3,103	(5,013)
Net movement in unrealized holding gains (losses) on investments	48	(606)

Balance, end of period	$261,561	$289,560

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(expressed in thousands of U.S. dollars)

OPERATING ACTIVITIES:
Net earnings	$20,088	$41,096
Adjustments to reconcile net earnings to cash flows used in operating activities:
Gain on bargain purchase	(13,105)	—
Share of undistributed net earnings of partly owned company	—	(9,353)
Net realized and unrealized investment (gain) loss	(8,632)	2,025
Share of net gain from other investments	(6,863)	(9,410)
Other items	2,353	(1,155)
Depreciation and amortization	771	374
Amortization of bond premiums and discounts	8,866	2,507
Net movement of trading securities held on behalf of policyholders	448	23,306
Sales and maturities of trading securities	630,961	64,695
Purchases of trading securities	(980,455)	(755,925)
Changes in assets and liabilities:
Reinsurance balances receivable	(40,238)	(68,415)
Other assets	60,005	(104,969)
Losses and loss adjustment expenses	(41,924)	166,148
Reinsurance balances payable	(7,412)	11,284
Accounts payable and accrued liabilities	(52,667)	(24,558)
Other liabilities	(44,937)	(33,293)

Net cash flows used in operating activities	(472,741)	(695,643)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(7,949)	157,184
Sales and maturities of available-for-sale securities	261,977	54,872
Purchase of held-to-maturity securities	—	(608,680)
Maturity of held-to-maturity securities	—	461,810
Movement in restricted cash and cash equivalents	143,408	87,052
Funding of other investments	(23,581)	(66,245)
Redemption of bond funds	12,535	—
Sale of investment in partly owned company	—	29,400
Other investing activities	(297)	278

Net cash flows provided by investing activities	386,093	115,671

FINANCING ACTIVITIES:
Net proceeds from issuance of shares	105,703	—
Distribution of capital to noncontrolling interest	(16,200)	(13,579)
Contribution to surplus of subsidiary by noncontrolling interest	—	28,742
Dividends paid to noncontrolling interest	—	(7,000)
Receipt of loans	167,650	21,400
Repayment of loans	(207,016)	—

Net cash flows provided by financing activities	50,137	29,563

TRANSLATION ADJUSTMENT	(2,919)	7,699

NET DECREASE IN CASH AND CASH EQUIVALENTS	(39,430)	(542,710)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	799,154	1,266,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$759,724	$723,735

Supplemental Cash Flow Information
Net income taxes paid	$55,927	$41,089
Interest paid	$3,848	$5,738

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and December 31, 2010
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

Adoption of New Accounting Standards

Effective January 1, 2011, the Company adopted the new guidance issued by the U.S. Financial Accounting Standards Board (“FASB”), which provides additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. As of June 30, 2011, none of the Company’s reporting units were at risk of failing Step 1 of the test for goodwill impairment. Under the new guidance, Step 2 of the goodwill impairment test must be performed when adverse qualitative factors indicate that goodwill is more likely than not impaired. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2011, FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements under U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the consolidated financial statements.

In June 2011, FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the consolidated financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	BASIS OF PREPARATION AND CONSOLIDATION — (cont’d)

The Company has determined that all other recently issued accounting pronouncements do not apply to its operations.

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

Laguna

On March 25, 2011, the Company, through its wholly-owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited (“Laguna”), from Citigroup Insurance Holding Corporation (“Citigroup”), an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The purchase price was €15.0 million (approximately $21.2 million) and was funded from available cash on hand. The previously disclosed purchase price of €30.0 million (approximately $42.4 million) was reduced, prior to completion of the acquisition, after Citigroup received approval from Laguna’s regulator to distribute €15.0 million (approximately $21.2 million) to its shareholders.

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

From March 25, 2011, the date of acquisition, to June 30, 2011, the Company has recorded $0.7 million in revenues and $nil net earnings related to Laguna in its consolidated statement of earnings.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Clarendon

On July 12, 2011, the Company, through its wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon National Insurance Company (“Clarendon”) from Clarendon Insurance Group, Inc., an affiliate of Hannover Re. Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. The purchase price was $219.1 million and was financed in part by $106.5 million from a four-year term loan facility provided by National Australia Bank Limited (“NAB”) and the remainder from available cash on hand. The accounting for this business combination has not been completed at the time of issuance of these financial statements.

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

Restricted cash and cash equivalents were $512.8 million and $656.2 million as of June 30, 2011 and December 31, 2010, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at June 30, 2011
U.S. government and agency	$36,618	$673	$(11)	$37,280
Non-U.S. government	182,641	12,617	(53)	195,205
Corporate	541,111	19,515	(445)	560,181
Residential mortgage-backed	17,059	345	(104)	17,300
Commercial mortgage-backed	14,681	2,913	(175)	17,419
Asset backed	25,174	489	(238)	25,425

	$817,284	$36,552	$(1,026)	$852,810

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gain	Non-OTTI	Value

As at December 31, 2010
U.S. government and agency	$65,115	$766	$(92)	$65,789
Non-U.S. government	248,487	8,832	(314)	257,005
Corporate	695,372	16,513	(1,615)	710,270
Residential mortgage-backed	20,036	305	(234)	20,107
Commercial mortgage-backed	19,667	2,083	(11)	21,739
Asset backed	27,072	574	(346)	27,300

	$1,075,749	$29,073	$(2,612)	$1,102,210

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at June 30, 2011
U.S. government and agency	$7,013	$(11)	$—	$—	$7,013	$(11)
Non-U.S. government	—	—	6,364	(53)	6,364	(53)
Corporate	36,228	(246)	18,402	(199)	54,630	(445)
Residential mortgage-backed	11,307	(103)	38	(1)	11,345	(104)
Commercial mortgage-backed	—	—	1,638	(175)	1,638	(175)
Asset backed	10,662	(179)	4,936	(59)	15,598	(238)

	$65,210	$(539)	$31,378	$(487)	$96,588	$(1,026)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

As at December 31, 2010
U.S. government and agency	$801	$—	$22,976	$(92)	$23,777	$(92)
Non-U.S. government	7,710	(32)	31,128	(282)	38,838	(314)
Corporate	22,039	(318)	107,735	(1,297)	129,774	(1,615)
Residential mortgage-backed	2,368	(168)	11,274	(66)	13,642	(234)
Commercial mortgage-backed	530	(10)	1,516	(1)	2,046	(11)
Asset backed	10,554	(346)	87	—	10,641	(346)

	$44,002	$(874)	$174,716	$(1,738)	$218,718	$(2,612)

As at June 30, 2011 and December 31, 2010, the number of securities classified as available-for-sale in an unrealized loss position was 74 and 136, respectively, with a fair value of $96.6 million and $218.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 46 and 32, respectively. As of June 30, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

The contractual maturities of the Company’s fixed maturity securities and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2011
Due in one year or less	$346,170	$356,636	41.8%
Due after one year through five years	407,730	428,877	50.3%
Due after five years through ten years	3,589	3,934	0.5%
Due after ten years	2,881	3,219	0.4%

	760,370	792,666	93.0%
Residential mortgage-backed	17,059	17,300	2.0%
Commercial mortgage-backed	14,681	17,419	2.0%
Asset backed	25,174	25,425	3.0%

	$817,284	$852,810	100.0%

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2010
Due in one year or less	$373,683	$379,203	34.4%
Due after one year through five years	625,463	643,252	58.3%
Due after five years through ten years	5,307	5,539	0.5%
Due after ten years	4,521	5,070	0.5%

	1,008,974	1,033,064	93.7%
Residential mortgage-backed	20,036	20,107	1.8%
Commercial mortgage-backed	19,667	21,739	2.0%
Asset backed	27,072	27,300	2.5%

	$1,075,749	$1,102,210	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at June 30, 2011
AAA	$295,445	$313,744	36.8%
AA	211,064	219,468	25.7%
A	257,740	264,831	31.0%
BBB or lower	52,655	54,254	6.4%
Not Rated	380	513	0.1%

	$817,284	$852,810	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	Amortized	Fair	% of Total
	Cost	Value	Fair Value

As at December 31, 2010
AAA	$405,682	$416,526	37.8%
AA	267,917	273,500	24.8%
A	332,401	341,447	31.0%
BBB or lower	69,359	70,274	6.4%
Not Rated	390	463	0.0%

	$1,075,749	$1,102,210	100.0%

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	June 30,	December 31,
	2011	2010

U.S. government and agency	$174,422	$162,014
Non-U.S. government	188,942	129,861
Corporate	927,237	637,114
Municipal	1,599	2,297
Residential mortgage-backed	77,713	82,399
Commercial mortgage-backed	37,638	17,102
Asset backed	10,619	1,313
Equities	65,890	60,082

	$1,484,060	$1,092,182

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

	Fair	% of Total
	Value	Fair Value

As at June 30, 2011
AAA	$542,416	38.2%
AA	265,877	18.7%
A	509,512	36.0%
BBB or lower	76,713	5.4%
Not Rated	23,652	1.7%

	$1,418,170	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	Fair	% of Total
	Value	Fair Value

As at December 31, 2010
AAA	$395,881	38.4%
AA	177,302	17.2%
A	400,314	38.8%
BBB or lower	51,983	5.0%
Not Rated	6,620	0.6%

	$1,032,100	100.0%

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	June 30,	December 31,
	2011	2010

Private equities	$118,682	$104,109
Bond funds	106,779	102,279
Hedge fund	23,884	22,037
Other	6,274	6,289

	$255,619	$234,714

At June 30, 2011 and December 31, 2010, the Company had $118.7 million and $104.1 million, respectively, of other investments recorded in private equities, which represented 3.1% and 2.4% of total investments and cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As at June 30, 2011 and December 31, 2010, the Company had unfunded capital commitments relating to its other investments of $74.5 million and $84.7 million, respectively. See Note 12 for details of other investments with related parties.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at June 30, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments classified as available-for-sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at June 30, 2011, no credit losses existed.

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

In general, the pricing services use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmark curves, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. In addition, pricing services use valuation models, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset backed securities.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturities by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass- through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2011, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2011, the Company had one commercial mortgage-backed security classified as Level 3.

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and challenges any prices deemed not to be representative of fair value.

As of June 30, 2011, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

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

The Company has categorized all of its investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. The Company has categorized all of its investments in preferred stock as Level 2 (except one which was categorized as Level 3) because their fair value estimates are based on observable market data. As at June 30, 2011 the Company did not have any investments in preferred stock categorized as Level 2.

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

For its investment in the hedge fund, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The adviser of the fund intends to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset backed securities and loans. The fund will focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by the Company are its interests in the fund and not the underlying holdings of such fund. Thus, the inputs used by the Company to value its investment in the fund may differ from the inputs used to value the underlying holdings of such fund. The hedge fund is not currently eligible for redemption due to imposed lock-up periods of three years from the time of the initial investment. Once eligible, redemptions will be permitted quarterly with 90 days notice. There are no unfunded capital commitments in relation to the hedge fund. The investment in the fund is classified as Level 3 in the fair value hierarchy.

The bond funds in which the Company invests have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and they have daily liquidity.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2011
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$211,702	$—	$211,702
Non-U.S. government	—	384,147	—	384,147
Corporate	—	1,486,875	543	1,487,418
Municipal	—	1,599	—	1,599
Residential mortgage-backed	—	95,013	—	95,013
Commercial mortgage-backed	—	55,048	9	55,057
Asset backed	—	36,044	—	36,044
Equities	61,459	—	4,431	65,890
Other investments	—	106,779	148,840	255,619

Total investments	$61,459	$2,377,207	$153,823	$2,592,489

	December 31, 2010
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2011:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of April 1, 2011	$1,513	$139,962	$3,975	$145,450
Purchases	—	6,407	—	6,407
Sales	(1,043)	(1,617)	—	(2,660)
Total realized and unrealized gains (losses) through earnings	82	4,088	456	4,626
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2011	$552	$148,840	$4,431	$153,823

The amount of net gains/(losses) for the three months ended June 30, 2011 included in earnings attributable to the fair value of changes in assets still held at June 30, 2011 was $3.9 million. Of this amount, $0.5 million was included in net realized and unrealized gains and $3.4 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of April 1, 2010	$1,336	$91,294	$3,450	$96,080
Net purchases (sales and distributions)	—	13,197	—	13,197
Total realized and unrealized gains (losses) through earnings	58	(412)	(212)	(566)
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2010	$1,394	$104,079	$3,238	$108,711

The amount of net gains/(losses) for the three months ended June 30, 2010 included in earnings attributable to the fair value of changes in assets still held at June 30, 2010 was $1.5 million. Of this amount, $(0.2) million was included in net realized and unrealized gains and $1.7 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2011:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	10,564	—	10,564
Sales	(1,043)	(1,666)	—	(2,709)
Total realized and unrealized gains (losses) through earnings	151	7,507	856	8,514
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2011	$552	$148,840	$4,431	$153,823

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The amount of net gains/(losses) for the six months ended June 30, 2011 included in earnings attributable to the fair value of changes in assets still held at June 30, 2011 was $6.4 million. Of this amount, $1.0 million was included in net realized and unrealized gains and $5.4 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total

Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	16,246	—	16,825
Total realized and unrealized gains (losses) through earnings	174	6,032	(62)	6,144
Net transfers in and/or (out) of Level 3	—	—	—	—

Level 3 investments as of June 30, 2010	$1,394	$104,079	$3,238	$108,711

The amount of net gains/(losses) for the six months ended June 30, 2010 included in earnings attributable to the fair value of changes in assets still held at June 30, 2010 was $9.4 million. Of this amount, $0.1 million was included in net realized and unrealized gains and $9.3 million was included in net investment income.

During the six months ended June 30, 2011 and 2010, proceeds from the sales and maturities of available-for-sale securities were $262.0 million and $54.9 million, respectively. Gross realized gains on the sale of available-for-sale securities were, for the six months ended June 30, 2011 and 2010, $0.6 million and $0.1 million, respectively, and gross realized losses on the sale of available-for-sale securities, were $0.3 million and $nil, respectively. Net unrealized gains and (losses) on trading securities were $3.1 million and $(2.5) million as at June 30, 2011 and 2010, respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments held in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010

Assets used for collateral in trust for third-party agreements	$486,955	$371,834
Deposits with regulatory authorities	35,317	33,970
Others	62,939	62,437

	$585,211	$468,241

6.	DERIVATIVE INSTRUMENTS

In October 2010, the Company entered into a foreign currency forward exchange contract as part of its overall foreign currency risk management strategy. On the value date, June 30, 2011, the Company sold Australian Dollars (“AU$”) 45.0 million for $42.5 million. The contract exchange rate was AU$1 for $0.9439. On June 15, 2011, the Company effectively closed out the contract by entering into a forward exchange contract, with a value date of

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2011, where it bought AU$45.0 million for $48.0 million. For the three and six months ended June 30, 2011, the change in the fair value of the contract was $(1.5) million and $(1.9) million, the effect of which the Company has recognized as a foreign exchange loss included as part of its net earnings.

7.	REINSURANCE BALANCES RECEIVABLE

	June 30,	December 31,
	2011	2010

Recoverable from reinsurers on:
Outstanding losses	$454,402	$425,336
Losses incurred but not reported	140,248	141,118
Fair value adjustments	(38,276)	(41,014)

Total reinsurance reserves recoverable	556,374	525,440
Paid losses	447,737	436,002

	$1,004,111	$961,442

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

At June 30, 2011, the Company’s top 10 reinsurers accounted for 73.9% (December 31, 2010: 75.5%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $101.5 million of incurred but not reported (“IBNR”) recoverable (December 31, 2010: $99.6 million). Reinsurance recoverables by reinsurer were as follows:

	June 30, 2011		December 31, 2010
	Reinsurance	% of	Reinsurance	% of
	Recoverable	Total	Recoverable	Total

Top 10 reinsurers	$741,837	73.9%	$726,201	75.5%
Other reinsurers’ balances > $1 million	242,424	24.1%	198,737	20.7%
Other reinsurers’ balances < $1 million	19,850	2.0%	36,504	3.8%

Total	$1,004,111	100.0%	$961,442	100.0%

At June 30, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $421.5 million and $381.4 million, respectively. To estimate the provision for uncollectible reinsurance recoverables, the reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer.

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

As at June 30, 2011 and December 31, 2010, reinsurance receivables with a carrying value of $405.4 million and $398.8 million, respectively, were each associated with two reinsurers which represented 10% or more of total reinsurance balances receivable. As at June 30, 2011, the two reinsurers had credit ratings of AA- or higher. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2011	2010

Balance as at April 1	$3,394,988	$2,890,723
Less: total reinsurance reserves recoverable	583,478	435,680

	2,811,510	2,455,043
Effect of exchange rate movement	(1,020)	(26,454)
Net reduction in ultimate loss and loss adjustment expense liabilities	(34,315)	(42,366)
Net losses paid	(65,208)	(47,863)
Retroactive reinsurance contracts assumed	—	134,129

Net balance as at June 30	2,710,967	2,472,489
Plus: total reinsurance reserves recoverable	556,374	421,864

Balance as at June 30	$3,267,341	$2,894,353

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010

Net losses paid	$(65,208)	$(47,863)
Net reduction in case and loss adjustment expense reserves	65,074	53,718
Net reduction in IBNR	27,963	29,249

Reduction in estimates of net ultimate losses	27,829	35,104
Reduction in provisions for bad debt	1,672	7,768
Reduction in provisions for unallocated loss adjustment expense liabilities	11,783	11,696
Amortization of fair value adjustments	(6,969)	(12,202)

Net reduction in ultimate loss and loss adjustment expense liabilities	$34,315	$42,366

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2011 of $34.3 million was attributable to a reduction in estimates of net ultimate losses of $27.8 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.8 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $7.0 million.

The reduction in estimates of net ultimate losses of $27.8 million, comprised of net incurred loss development of $0.1 million and reductions in IBNR reserves of $28.0 million, primarily related to the completion of two commutations of the Company’s largest ten exposures. The reductions in provisions for bad debt of $1.7 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2010 of $42.4 million was attributable to a reduction in estimates of net ultimate losses of $35.1 million, a reduction in provisions for bad debt of $7.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $12.2 million.

The reduction in estimates of net ultimate losses of $35.1 million comprised net favorable incurred loss development of $5.9 million along with reductions in IBNR reserves of $29.2 million. Subsequent to June 30, 2010, claims liabilities of certain policyholders within a number of the Company’s insurance and reinsurance subsidiaries were commuted at levels that required the reduction in IBNR reserves for those subsidiaries. The reductions in provisions for bad debt of $7.8 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2011	2010

Balance as at January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	33,352	(62,429)
Net reduction in ultimate loss and loss adjustment expense liabilities	(38,387)	(51,962)
Net losses paid	(153,339)	(131,088)
Acquired on purchase of subsidiaries	10,439	222,042
Retroactive reinsurance contracts assumed	93,067	364,518

Net balance as at June 30	2,710,967	2,472,489
Plus: total reinsurance reserves recoverable	556,374	421,864

Balance as at June 30	$3,267,341	$2,894,353

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Net losses paid	$(153,339)	$(131,088)
Net reduction in case and LAE reserves	148,504	132,572
Net reduction in IBNR	35,276	35,562

Reduction in estimates of net ultimate losses	30,441	37,046
Reduction in provisions for bad debt	1,672	13,107
Reduction in provisions for unallocated loss adjustment expense liabilities	23,320	20,661
Amortization of fair value adjustments	(17,046)	(18,852)

Net reduction in ultimate loss and loss adjustment expense liabilities	$38,387	$51,962

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2011 of $38.4 million was attributable to a reduction in estimates of net ultimate losses of $30.4 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $23.3 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $17.0 million.

The reduction in estimates of net ultimate losses of $30.4 million, comprised of net incurred loss development of $4.8 million and reductions in IBNR reserves of $35.3 million, primarily related to the completion of two commutations of the Company’s largest ten exposures. The reductions in provisions for bad debt of $1.7 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2010 of $52.0 million was attributable to a reduction in estimates of net ultimate losses of $37.0 million, a reduction in provisions for bad debt of $13.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $20.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $18.9 million.

The reduction in estimates of net ultimate losses of $37.0 million comprised net favorable incurred loss development of $1.5 million and reductions in IBNR reserves of $35.6 million. Subsequent to June 30, 2010, claims liabilities of certain policyholders within a number of the Company’s insurance and reinsurance subsidiaries were commuted at levels that required the reduction in IBNR reserves for those subsidiaries. The reductions in provisions for bad debts of $13.1 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

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

Total amounts of loans payable outstanding, including accrued interest, as of June 30, 2011 and December 31, 2010 totaled $205.6 million and $245.3 million, respectively, and were comprised as follows:

Facility	Date of Facility	June 30, 2011	December 31, 2010

EGL Revolving Credit Facility	June 30, 2011	$167,650	$—
Unionamerica — Facility A	December 30, 2008	—	71,259
Unionamerica — Facility B	December 30, 2008	—	154
Knapton	April 20, 2010	—	21,532
Enstar Group — Facility A	December 29, 2010	—	52,100
Enstar Group — Facility B	December 29, 2010	—	62,900

Total long-term bank debt		167,650	207,945
Repurchase agreements	October 1, 2010	37,986	37,333

Total loans payable		$205,636	$245,278

EGL Revolving Credit Facility; Prepayment of Certain Subsidiary Debt Facilities

On June 13, 2011, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement with NAB and Barclays Corporate, the corporate banking division of Barclays Bank PLC, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent (the “EGL Credit Agreement”). The EGL Credit Agreement provides for a three-year revolving credit facility pursuant to which the Company is permitted to borrow up to an aggregate of $250.0 million (the “EGL Revolving Credit Facility”), which will be available to prepay certain existing credit facilities of the Company and certain of its subsidiaries, to fund permitted acquisitions and for general corporate purposes. The Company’s ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

On June 30, 2011, the Company borrowed $167.7 million under the EGL Revolving Credit Facility, which was used to prepay $167.7 million representing the total amounts owing by the Company under the Knapton, Unionamerica and Enstar Group facilities. The prepayment of these existing credit facilities was a condition to the Company’s initial borrowing under the EGL Revolving Credit Facility. As of June 30, 2011, the outstanding EGL Revolving Credit Facility loan balance was $167.7 million.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays Bank PLC in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs that may be incurred by the lenders, if any. The unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of June 30, 2011, all of the covenants relating to the EGL Revolving Credit Facility were met.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default as specified in the EGL Credit Agreement, the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LOANS PAYABLE — (cont’d)

amounts payable upon demand or proceed against the security. The EGL Credit Agreement terminates and all amounts borrowed must be repaid on June 13, 2014, the third anniversary of the date of the EGL Credit Agreement.

The fair value of the Company’s floating rate loan approximates its book value.

Clarendon

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with NAB. The Clarendon Facility provides for a four-year term loan facility available to be drawn to fund up to 50% of the purchase price of Clarendon. As of June 30, 2011, Clarendon Holdings, Inc. had not borrowed any of the amount available under the Clarendon Facility. On July 12, 2011, the Company fully drew down the Clarendon Facility in connection with the acquisition of Clarendon.

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

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the term facility agreement), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Clarendon Facility terminates and all amounts borrowed must be repaid on July 12, 2015.

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

(a)	Employee share plans

Employee stock awards for the six months ended June 30, 2011 are summarized as follows:

		Weighted
		Average Fair
	Number of	Value of
	Shares	the Award

Nonvested — January 1, 2011	153,930	$13,019
Granted	69,003	5,736
Vested	(19,003)	(1,686)

Nonvested — June 30, 2011	203,930	$21,309

(i)	2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the six months ended June 30, 2011 and 2010, 16,328 and 78,664 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the six months ended June 30, 2011 and 2010 was $1.5 million and $5.4 million, respectively, and was charged against the 2006-2010 Annual Incentive Compensation Program (the “2006 Program”) accrual established for the years ended

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EMPLOYEE BENEFITS — (cont’d)

December 31, 2010 and 2009, respectively. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “2011 Program”).

In addition, for the six months ended June 30, 2011 and 2010, 50,000 and 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s non-vested share awards as at June 30, 2011 and 2010 was $11.8 million and $9.9 million, respectively. This cost is expected to be recognized over the next 4.2 years. Compensation costs of $0.7 million and $1.2 million relating to these share awards were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2011, respectively, as compared to $0.4 million and $0.6 million, respectively, for the three and six months ended June 30, 2010.

The accrued expense relating to the 2011 Program for the three and six months ended June 30, 2011 was $0.9 million and $1.1 million, respectively as compared to $2.2 million and $5.0 million, respectively, for three and six months ended June 30, 2010 relating to the 2006 Program.

(ii)	Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million, respectively, relating to the shares issued have been recognized in the Company’s statement of earnings for both the three and six months ended June 30, 2011 and 2010. As at June 30, 2011, 16,829 shares have, in total, been issued to employees under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan.

(b)	Options

		Weighted
		Average	Intrinsic
	Number of	Exercise	Value of
	Shares	Price	Shares

Outstanding — January 1, 2011	152,015	$34.55	$7,606
Granted	—	—	—
Exercised	(49,037)	19.63	(3,709)
Forfeited	—	—	—

Outstanding — June 30, 2011	102,978	$41.65	$6,471

Stock options outstanding and exercisable as of June 30, 2011 were as follows:

Ranges of			Weighted Average
Exercise	Number of	Weighted Average	Remaining
Prices	Options	Exercise Price	Contractual Life

$40 - $60	102,978	$41.65	2.2 years

(c)	Deferred Compensation and Stock Plan for Non-Employee Directors

For the six months ended June 30, 2011 and 2010, 2,407 and 3,134 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

Following J. Christopher Flowers’ resignation from the Board of Directors, 3,610 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on May 24, 2011, with fractional shares paid in cash. Also on May 24, 2011, 4,515

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EMPLOYEE BENEFITS — (cont’d)

restricted stock units previously credited to Mr. Flowers’ account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly-owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

(d)	Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as disclosed below, are structured as defined contribution plans. Pension expense for the three and six months ended June 30, 2011 was $1.0 million and $2.1 million, respectively, as compared to $1.0 million and $1.8 million, respectively, for three and six months ended June 30, 2010.

The Company acquired, as part of the acquisition of PW Acquisition Company (“PWAC”) on July 20, 2010, a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at the date of acquisition of PWAC by the Company, the PWAC Plan had an unfunded liability of $6.7 million that had been accrued by PWAC. Subsequent to acquisition, an actuarial review was performed of the PWAC Plan which determined that the PWAC Plan’s unfunded liability was $8.1 million. As at June 30, 2011, PWAC had an accrued liability of $7.9 million for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the three and six months ended June 30, 2011, of $0.2 million and $0.3 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$9,375	$12,430	$12,878	$28,351
Weighted average shares outstanding — basic	13,999,179	13,702,832	13,475,418	13,661,516

Earnings per share attributable to Enstar Group Limited — basic	$0.67	$0.91	$0.96	$2.08

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$9,375	$12,430	$12,878	$28,351
Weighted average shares outstanding — basic	13,999,179	13,702,832	13,475,418	13,661,516
Share equivalents:
Unvested shares	203,930	154,088	189,289	97,018
Restricted share units	17,106	16,059	17,297	15,233
Options	65,470	146,510	73,619	151,784

Weighted average shares outstanding — diluted	14,285,685	14,019,489	13,755,623	13,925,551

Earnings per share attributable to Enstar Group Limited — diluted	$0.66	$0.89	$0.94	$2.04

12.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers is one of the largest shareholders of the Company and formerly was a member of the Company’s board of directors.

During the six months ended June 30, 2011, the Company funded $6.4 million of its remaining outstanding capital commitment to entities affiliated with Mr. Flowers. The Company had, as of June 30, 2011 and December 31, 2010, excluding its investment in Varadero International Ltd. (a hedge fund affiliated with the Company and Mr. Flowers with respect to which the Company has funded 100% of its capital commitment), investments in entities affiliated with Mr. Flowers with a total value of $111.4 million and $96.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, as of those same dates, of $74.3 million and $84.6 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years.

As at June 30, 2011, related party investments associated with Mr. Flowers accounted for 99.8% of the total unfunded capital commitments of the Company and 52.9% of the total amount of investments classified as other investments by the Company.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	TAXATION

Income tax expense for the three and six months ended June 30, 2011 was $1.0 million and $1.6 million, respectively, as compared to $16.1 million and $22.0 million, respectively, for the three and six months ended June 30, 2010.

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

The actual income tax rate for the three and six months ended June 30, 2011 and 2010 differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Earnings before income tax	$10,350	$28,545	$14,470	$50,388

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	70.9%	52.2%	65.2%	53.1%
Benefit of loss carryovers	0.0%	(1.5)%	0.0%	(6.0)%
Change in uncertain tax positions	0.5%	0.2%	0.7%	0.3%
Change in valuation allowance	(63.5)%	4.2%	(49.0)%	(4.1)%
Impact of Australian tax consolidation	0.0%	0.0%	(6.2)%	0.0%
Other	1.5%	1.3%	0.3%	0.4%

Effective tax rate	9.4%	56.4%	11.0%	43.7%

The Company had net deferred tax assets of approximately $14.9 million and $3.2 million as of June 30, 2011 and December 31, 2010, respectively. Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are net operating loss carryforwards, claims reserves due principally to the discounting for tax, and investments.

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

As of June 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $5.7 million and $5.6 million, respectively, relating to uncertain tax positions.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	TAXATION — (cont’d)

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2005, 2008 and 2005, respectively.

Because the Company operates in many jurisdictions, its net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which it operates. The Company cannot predict what, if any, legislation will actually be proposed or enacted, or what the effect of any such legislation might be on the Company’s financial condition and results of operations.

14.	SHARE CAPITAL

On April 20, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (collectively, the “Purchasers”), each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, the Company agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described immediately below, securities representing 19.9% of the Company’s outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in the Company purchased pursuant to the Investment Agreement will be less than 4.9%. The securities that the Purchasers have acquired or, subject to certain conditions, will be acquiring at these closings can be further summarized as follows:

•	At the first closing, which occurred on April 20, 2011, 531,345 of the Company’s voting ordinary shares, par value $1.00 per share (“Voting Common Shares”), and 749,869 of the Company’s newly created Series A convertible non-voting preference shares, par value $1.00 per share (the “Non-Voting Preferred Shares”), at a purchase price of $86.00 per share, or approximately $110.2 million in the aggregate. Upon the receipt of shareholder approval to create three new classes of non-voting ordinary shares at the Company’s Annual General Meeting on June 28, 2011 (the “Shareholder Approval”), the Non-Voting Preferred Shares automatically converted on a share-for-share basis into non-voting ordinary shares of the Company, par value $1.00 (the “Non-Voting Common Shares”). At the first closing, the Company also issued to the Purchasers warrants to acquire 340,820 Non-Voting Preferred Shares (which converted to the right to acquire Non-Voting Common Shares upon receipt of the Shareholder Approval) for an exercise price of $115.00 per share, subject to certain adjustments. The Purchasers may, at their election, satisfy the exercise price of the warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the warrants in accordance with a formula set forth in the warrants. The warrants expire on the ten year anniversary of the first closing.

•	At the second closing, which is expected to occur after receipt of applicable regulatory approvals and satisfaction of other closing conditions (but not before December 23, 2011), 134,184 Voting Common Shares and 827,504 Non-Voting Common Shares, at a purchase price of $86.00 per share, or approximately $82.7 million in the aggregate.

•	At the third closing, which was approved by the Company’s shareholders at the Annual General Meeting of Shareholders on June 28, 2011 and which is expected to occur after receipt of applicable regulatory approvals and satisfaction of other closing conditions, 1,148,264 Non-Voting Common Shares, at a purchase price of $86.00 per share, or approximately $98.7 million in the aggregate. If the third closing occurs, it is expected to occur simultaneously with the second closing.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SHARE CAPITAL — (cont’d)

The Purchasers may elect, at their option, to receive Series B Non-Voting Common Shares in lieu of Voting Common Shares that might otherwise be issuable to them at any of the closings discussed above. Any such Series B Non-Voting Common Shares would be convertible on a share-for-share basis, subject to certain adjustments, into Voting Common Shares at the option of the Purchasers. All other Non-Voting Common Shares received by the Purchasers under the Investment Agreement, including those received upon conversion of the Non-Voting Preferred Shares received at the first closing, are Series C Non-Voting Common Shares. The Purchasers may also elect to receive Series B Non-Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares upon conversion of Voting Common Shares held by them. In addition, the Purchasers may elect to receive Series D Non-Voting Common Shares upon conversion of Series B Non-Voting Common Shares or Series C Non-Voting Common Shares held by them. There is no economic difference in the sub-series of Non-Voting Common Shares, but there are slight differences in the limited voting rights of each sub-series that are designed to address certain regulatory matters affecting the Purchasers.

The total investment expected to be made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares and the warrants is approximately $291.6 million. The Company has accounted for the Purchaser’s investment under the Investment Agreement as equity under the applicable U.S. GAAP.

On June 28, 2011 at the Company’s Annual General Meeting, the Company’s shareholders approved the reallocation of the Company’s authorized share capital as follows:

	June 28,	Pre-June 28,
	2011	2011
	(expressed in thousands)

Ordinary shares, par value $1.00 per share	90,000	100,000
Non-voting convertible ordinary shares, par value $1.00 per share	21,000	6,000
Preference shares, par value $1.00 per share	45,000	50,000

Total authorized share capital	156,000	156,000

15.	SEGMENT INFORMATION

Due to the growing insignificance of the Company’s consulting activities in relation to its core reinsurance operations, the Company has reevaluated its segment reporting and concluded that it has one reportable segment. As a result of the decreasing relative significance of consulting activities and the associated revenues and earnings, the Company no longer monitors the results of consulting activities separately for evaluating business performance and for making resource allocation decisions. Accordingly, effective January 1, 2011, the Company will no longer report separately the results of its consulting activities. Prior to 2011, the Company reported two segments: reinsurance and consulting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Enstar Group Limited

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010 and changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda
August 5, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have acquired 31 insurance and reinsurance companies (excluding Clarendon National Insurance Company, or Clarendon, which was acquired subsequent to the end of our second quarter as discussed below) and 15 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Recent Transactions

Clarendon

On July 12, 2011, we, through our wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon from Clarendon Insurance Group, Inc., an affiliate of Hannover Re. Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. Clarendon and its subsidiaries reported combined total assets of $2,102.6 million and combined total liabilities of $1,845.8 million in their statutory financial statements as of March 31, 2011. The purchase price was $219.1 million and was financed in part by borrowing $106.5 million under a four-year term loan facility provided by National Australia Bank Limited, or NAB, and the remainder from available cash on hand.

Laguna

On March 25, 2011, we, through our wholly-owned subsidiary, Kenmare Holdings Ltd., completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited, or Laguna, from Citigroup Insurance Holding Corporation, or Citigroup, an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The purchase price was €15.0 million (approximately $21.2 million) and was funded from available cash on hand. The previously disclosed purchase price of €30.0 million (approximately $42.4 million) was reduced, prior to completion of the acquisition, after Citigroup received approval from Laguna’s regulator to distribute €15.0 million (approximately $21.2 million) to its shareholders.

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

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $34.1 million), which was fully funded from available cash on hand.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands of U.S. dollars)

INCOME
Consulting fees	$2,045	$3,500	$6,081	$17,628
Net investment income	22,928	22,998	41,470	49,119
Net realized and unrealized gains (losses)	5,264	(4,227)	8,632	(2,025)
Gain on bargain purchase	—	—	13,105	—

	30,237	22,271	69,288	64,722

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(27,829)	(35,104)	(30,441)	(37,046)
Reduction in provisions for bad debt	(1,672)	(7,768)	(1,672)	(13,107)
Reduction in provisions for unallocated loss adjustment expense liabilities	(11,783)	(11,696)	(23,320)	(20,661)
Amortization of fair value adjustments	6,969	12,202	17,046	18,852

	(34,315)	(42,366)	(38,387)	(51,962)
Salaries and benefits	16,723	14,254	27,105	29,444
General and administrative expenses	28,211	15,801	45,961	26,288
Interest expense	1,697	2,805	3,663	5,199
Net foreign exchange losses (gains)	1,932	(5,615)	9,266	1,973

	14,248	(15,121)	47,608	10,942

Earnings before income taxes and share of net earnings of partly owned company	15,989	37,392	21,680	53,780
Income taxes	(975)	(16,115)	(1,592)	(22,037)
Share of net earnings of partly owned company	—	2,203	—	9,353

NET EARNINGS	15,014	23,480	20,088	41,096
Less: Net earnings attributable to noncontrolling interest	(5,639)	(11,050)	(7,210)	(12,745)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$9,375	$12,430	$12,878	$28,351

Comparison of the Three Months Ended June 30, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $15.0 million and $23.5 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in earnings of approximately $8.5 million was attributable primarily to the following:

(i)	an increase in general and administrative expenses of $12.4 million due primarily to increased professional fees, certain non-recurring expenses associated with legal fees and settlement costs related to certain litigation along with arrangement and agency fees related to our revolving credit facility;

(ii)	lower net reduction in ultimate loss and loss adjustment expense liabilities of $8.1 million;

(iii)	an increase in net foreign exchange losses of $7.5 million;

(iv)	a decrease of $2.2 million in income earned from our investment in our partly owned company;

(v) an increase in salary and benefit costs of $2.5 million due primarily to increased staff;

(vi)	a decrease in consulting fees of $1.5 million; partially offset by

(vii)	a decrease in income tax expense of $15.1 million due in large part to lower net earnings within our taxable subsidiaries; and

(viii)	an increase in net investment income and net realized and unrealized gains of $9.4 million.

We recorded noncontrolling interest in earnings of $5.6 million and $11.1 million for the three months ended June 30, 2011 and 2010, respectively. Net earnings attributable to Enstar Group Limited decreased from $12.4 million for the three months ended June 30, 2010 to $9.4 million for the three months ended June 30, 2011.

We no longer report our results of operations by segments. We previously reported our results of operations under the consulting and reinsurance business segments, but we believe the consulting business no longer meets the criteria of an operating segment, as more fully described in Note 15 to our unaudited condensed consolidated financial statements.

Consulting Fees:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$2,045	$3,500	$(1,455)

We earned consulting fees of approximately $2.0 million and $3.5 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in consulting fees related primarily to the decrease in management fees earned from third-party agreements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2011	2010	Variance	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$22,928	$22,998	$(70)	$5,264	$(4,227)	$9,491

Net investment income for the three months ended June 30, 2011 decreased by $0.1 million to $22.9 million, as compared to $23.0 million for the same period in 2010.

The average annualized return on our cash and fixed maturities for the three months ended June 30, 2011 was 2.44%, as compared to the average annualized return of 1.46% for the three months ended June 30, 2010. The average credit rating of our fixed maturity investments at June 30, 2011 was AA-.

Net realized and unrealized gains (losses) for the three months ended June 30, 2011 and 2010 were $5.3 million and $(4.2) million, respectively. The net realized and unrealized gains (losses) relate predominantly to mark-to-market changes in the market value of our equity investments and fixed maturity trading securities.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurements and Disclosures topic of the U.S. Financial Accounting Standards Board (FASB) Codification, we have categorized our investments that are recorded at fair value among levels as follows:

	June 30, 2011
	(in thousands of U.S. dollars)
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identified Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value

U.S. government and agency	$—	$211,702	$—	$211,702
Non-U.S. government	—	384,147	—	384,147
Corporate	—	1,486,875	543	1,487,418
Municipal	—	1,599	—	1,599
Residential mortgage-backed	—	95,013	—	95,013
Commercial mortgage-backed	—	55,048	9	55,057
Asset backed	—	36,044	—	36,044
Equities	61,459	—	4,431	65,890
Other investments	—	106,779	148,840	255,619

Total investments	$61,459	$2,377,207	$153,823	$2,592,489

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands of U.S. dollars)

Net losses paid	$(65,208)	$(47,863)
Net reduction in case and loss adjustment expense reserves	65,074	53,718
Net reduction in incurred but not reported reserves	27,963	29,249

Reduction in estimates of net ultimate losses	27,829	35,104
Reduction in provisions for bad debt	1,672	7,768
Reduction in provisions for unallocated loss adjustment expense liabilities	11,783	11,696
Amortization of fair value adjustments	(6,969)	(12,202)

Net reduction in ultimate loss and loss adjustment expense liabilities	$34,315	$42,366

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2011 of $34.3 million was attributable to a reduction in estimates of net ultimate losses of $27.8 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.8 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $7.0 million.

The reduction in estimates of net ultimate losses of $27.8 million, comprised of net incurred loss development of $0.1 million and reductions in IBNR reserves of $28.0 million, primarily related to the completion of two commutations of our largest ten exposures. The reductions in provisions for bad debt of $1.7 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2010 of $42.4 million was attributable to a reduction in estimates of net ultimate losses of $35.1 million, a reduction in provisions for bad debt of $7.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $12.2 million.

The reduction in estimates of net ultimate losses of $35.1 million comprised net favorable incurred loss development of $5.9 million along with reductions in IBNR reserves of $29.2 million. The reductions in provisions for bad debt of $7.8 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended
	June 30,
	2011	2010
	(in thousands of U.S. dollars)

Balance as at April 1	$3,394,988	$2,890,723
Less: total reinsurance reserves recoverable	583,478	435,680

	2,811,510	2,455,043
Effect of exchange rate movement	(1,020)	(26,454)
Net reduction in ultimate loss and loss adjustment expense liabilities	(34,315)	(42,366)
Net losses paid	(65,208)	(47,863)
Retroactive reinsurance contracts assumed	—	134,129

Net balance as at June 30	2,710,967	2,472,489
Plus: total reinsurance reserves recoverable	556,374	421,864

Balance as at June 30	$3,267,341	$2,894,353

Salaries and Benefits:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$16,723	$14,254	$(2,469)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $16.7 million and $14.3 million for the three months ended June 30, 2011 and 2010, respectively. The increase in salaries and benefits was attributable to:

(i)	increased staff costs due to an increase in average staff numbers from 309 for the three months ended June 30, 2010 to 348 for the three months ended June 30, 2010; and

(ii)	increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.5256 for the three months ended June 30, 2010 to 1.6173 for the three months ended June 30, 2011. Of our total headcount as at June 30, 2010 and 2011, approximately 68% and 64%, respectively, had their salaries paid in British pounds; partially offset by

(iii)	a decrease in the discretionary bonus expense, for the three months ended June 30, 2011, as a result of lower earnings. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$28,211	$15,801	$(12,410)

General and administrative expenses increased by $12.4 million during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The increase was due principally to:

(i) increased bank costs of $3.5 million primarily associated with the arrangement and agency fees paid in relation to the establishment of our revolving credit facility;

(ii) increased expenses of approximately $5.2 million due primarily to legal fees and settlement costs associated with certain litigation; and

(iii) increased actuarial consulting fees of approximately $2.0 million due to costs associated with ongoing and completed due diligence projects.

Interest Expense:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$1,697	$2,805	$1,108

Interest expense of $1.7 million and $2.8 million was recorded for the three months ended June 30, 2011 and 2010, respectively. The decrease in interest expense was attributable predominantly to the decrease in the total loans outstanding during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. As at June 30, 2010, we had approximately $270.9 million of outstanding loans as compared to approximately $205.6 million as at June 30, 2011.

Net Foreign Exchange Losses (Gains):

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$1,932	$(5,615)	$(7,547)

We recorded net foreign exchange losses of $1.9 million and gains of $5.6 million for the three months ended June 30, 2011 and 2010, respectively. The net foreign exchange losses for the three months ended June 30, 2011 arose primarily as a result of a decrease in the fair value of our Australian dollar forward exchange contract, which expired on June 30, 2011, resulting in $1.5 million being recorded as part of net foreign exchange losses.

The net foreign exchange gains for the three months ended June 30, 2010 arose primarily as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was appreciating against the Australian dollar, partially offset by foreign exchange losses arising as a result of our holding surplus British pounds at a time when the British pound was depreciating against the U.S. dollar.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the three months ended June 30, 2011, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $7.6 million as compared to losses, net of noncontrolling interest, of $16.0 million for the same period in 2010. For the three months ended June 30, 2011 and 2010, the currency translation adjustments related primarily to our Australian based subsidiaries. As the functional currency of these subsidiaries is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$975	$16,115	$15,140

We recorded income tax expense of $1.0 million and $16.1 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in taxes for the three months ended June 30, 2011 was due predominantly to lower overall net earnings in our tax paying subsidiaries as compared to those earned in the same period in 2010.

Share of Net Earnings of Partly Owned Company:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$—	$2,203	$(2,203)

For the three months ended June 30, 2011, we recorded $nil as our share of net earnings of partly owned company as compared to $2.2 million for the three months ended June 30, 2010. The decrease was attributable to the fact that we no longer have an investment in a partly owned company; during 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling Interest:

	Three Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$5,639	$11,050	$(5,411)

We recorded a noncontrolling interest in earnings of $5.6 million and $11.1 million for the three months ended June 30, 2011 and 2010, respectively. The decrease for the three months ended June 30, 2011 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest.

Comparison of the Six Months Ended June 30, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $20.1 million and $41.1 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in earnings of approximately $21.0 million was primarily attributable to the following:

(i)	a decrease in the net reduction in ultimate loss and loss adjustment expense liabilities of $13.6 million;

(ii)	an increase in general and administrative expenses of $19.7 million due primarily to an increase in professional fees, legal fees and settlement costs related to certain litigation and arrangement and agency fees associated with our revolving credit facility;

(iii)	an increase in net foreign exchange losses of $7.3 million;

(iv)	a decrease of $9.4 million in income earned from our investment in our partly owned company;

(v)	a decrease in consulting fees of $11.5 million mainly related to lower fees earned from incentive based engagements; partially offset by

(vi)	a decrease in income tax expense of $20.4 million due in large part to lower net earnings within our taxable subsidiaries;

(vii)	the gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna;

(viii)	a decrease in salary and benefit costs of $2.3 million due primarily to the release back to earnings of the unallocated portion of the 2010 year end bonus accrual provision; and

(ix)	an increase of $3.0 million in net investment income and net realized and unrealized gains (losses).

We recorded noncontrolling interest in earnings of $7.2 million and $12.7 million for the six months ended June 30, 2011 and 2010, respectively. Net earnings attributable to Enstar Group Limited decreased from $28.4 million for the six months ended June 30, 2010 to $12.9 million for the six months ended June 30, 2011.

Consulting Fees:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$6,081	$17,628	$(11,547)

We earned consulting fees of approximately $6.1 million and $17.6 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in consulting fees primarily related to the decrease in incentive fees earned from third-party agreements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Six Months Ended June 30,
				Net Realized and Unrealized
	Net Investment Income			Gains (Losses)
	2011	2010	Variance	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$41,470	$49,119	$(7,649)	$8,632	$(2,025)	$10,657

Net investment income for the six months ended June 30, 2011 decreased by $7.6 million to $41.5 million, as compared to $49.1 million for the same period in 2010. The decrease was attributable largely to lower unrealized gains in our private equity portfolio, classified as other investments, from $9.3 million for the six months ended June 30, 2010 to $3.6 million for the six months ended June 30, 2011.

The average annualized return on our cash and fixed maturities for the six months ended June 30, 2011 was 2.15%, as compared to the average annualized return of 1.84% for the six months ended June 30, 2010. The average credit rating of our fixed maturity investments at June 30, 2011 was AA-.

Net realized and unrealized gains (losses) for the six months ended June 30, 2011 and 2010 were $8.6 million and $(2.0) million, respectively. The net realized and unrealized gains (losses) relate predominantly to mark-to-market changes in the market value of our equity investments and fixed maturity trading securities.

Gain on Bargain Purchase:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$13,105	$—	$13,105

Gain on bargain purchase of $13.1 million and $nil, was recorded for the six months ended June 30, 2011 and 2010, respectively. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess has, in accordance with the provisions of the Business Combinations topic of the FASB Codification, been recognized as income for the six months ended June 30, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010
	(in thousands of U.S. dollars)

Net losses paid	$(153,339)	$(131,088)
Net reduction in case and LAE reserves	148,504	132,572
Net reduction in IBNR	35,276	35,562

Reduction in estimates of net ultimate losses	30,441	37,046
Reduction in provisions for bad debt	1,672	13,107
Reduction in provisions for unallocated loss adjustment expense liabilities	23,320	20,661
Amortization of fair value adjustments	(17,046)	(18,852)

Net reduction in ultimate loss and loss adjustment expense liabilities	$38,387	$51,962

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2011 of $38.4 million was attributable to a reduction in estimates of net ultimate losses of $30.4 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $23.3 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $17.0 million.

The reduction in estimates of net ultimate losses of $30.4 million, comprised of net incurred loss development of $4.8 million and reductions in IBNR reserves of $35.3 million, primarily related to the completion of two commutations of our largest ten exposures. The reductions in provisions for bad debt of $1.7 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2010 of $52.0 million was attributable to a reduction in estimates of net ultimate losses of $37.0 million, a reduction in provisions for bad debt of $13.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $20.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $18.9 million.

The reduction in estimates of net ultimate losses of $37.0 million comprised net favorable incurred loss development of $1.5 million along with reductions in IBNR reserves of $35.6 million. The reductions in provisions for bad debt of $13.1 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended
	June 30,
	2011	2010
	(in thousands of U.S. dollars)

Balance as at January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	33,352	(62,429)
Net reduction in ultimate loss and loss adjustment expense liabilities	(38,387)	(51,962)
Net losses paid	(153,339)	(131,088)
Acquired on purchase of subsidiaries	10,439	222,042
Retroactive reinsurance contracts assumed	93,067	364,518

Net balance as at June 30	2,710,967	2,472,489
Plus: total reinsurance reserves recoverable	556,374	421,864

Balance as at June 30	$3,267,341	$2,894,353

Salaries and Benefits:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$27,105	$29,444	$2,339

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $27.1 million and $29.4 million for the six months ended June 30, 2011 and 2010, respectively.

The decrease in salaries and benefits was attributable to:

(i)	the reduction in the discretionary bonus accrual of $7.2 million due to the release back to earnings in 2011 of approximately $4.0 million relating to the unallocated portion of the 2010 year end bonus accrual provision and the reduction in net earnings for the six months ended June 30, 2011 as compared to 2010. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability; partially offset by

(ii)	increased staff costs due to an increase in the average staff numbers from 302 for the six months ended June 30, 2010 to 344 for the six months ended June 30, 2011; and

(iii)	increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.5269 for the six months ended June 30, 2010 to 1.6171 for the six months ended June 30, 2011. Of our total headcount as at June 30, 2010 and 2011, approximately 68% and 64%, respectively, had their salaries paid in British pounds.

General and Administrative Expenses:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$45,961	$26,288	$(19,673)

General and administrative expenses increased by $19.7 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The increase was due principally to:

(i)	increased bank costs of $4.2 million primarily associated with the costs of establishing and maintaining our letters of credit, along with the arrangement and agency fees paid in relation to the establishment of our revolving credit facility;

(i)	increased legal expenses of approximately $7.9 million due primarily to legal fees and settlement costs associated with certain litigation along with legal fees associated with ongoing due diligence projects;

(iii)	increased rent and rent-related expense of $1.0 million due largely to rent recoveries reflected in 2010;

(iv)	an increase in third-party management fees paid of $2.3 million related to transition fees paid in respect of recently completed acquisitions; and

(v)	an increase in actuarial consulting fees of approximately $2.0 million due to costs associated with ongoing and completed due diligence projects.

Interest Expense:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$3,663	$5,199	$1,536

Interest expense of $3.7 million and $5.2 million was recorded for the six months ended June 30, 2011 and 2010, respectively. The decrease in interest expense was primarily attributable to the reduction in loans outstanding along with an overall lower interest rate on those loan amounts that were outstanding during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. As at June 30, 2010, we had approximately $270.9 million of outstanding loans as compared to approximately $205.6 million as at June 30, 2011.

Net Foreign Exchange Losses:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$9,266	$1,973	$(7,293)

We recorded net foreign exchange losses of $9.3 million and $2.0 million for the six months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011, the net foreign exchange losses arose primarily as a result of: (i) holding surplus British pound liabilities at a time when the British pound was appreciating against the U.S. dollar; (ii) the currency mismatch that is created by the holding of foreign currency available-for-sale security assets whereby any net foreign currency translation gains or losses on those assets are reflected in the balance sheet as part of accumulated other comprehensive income, but the net foreign currency gains or losses on the corresponding liabilities impact the statement of earnings; (iii) net foreign exchange losses arising as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was depreciating against the Australian dollar; and (iv) a decrease in the fair value of our Australian dollar foreign currency forward exchange contract, which was recognized as part of the net foreign exchange losses.

The net foreign exchange losses for the six months ended June 30, 2010 arose primarily as a result of holding surplus British pounds relating primarily to cash collateral requirements to support British pound denominated letters of credit required by U.K. regulators at a time when the British pound was depreciating against the U.S. dollar, partially offset by foreign exchange gains arising as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was appreciating against the Australian dollar.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the six months ended June 30, 2011, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $9.2 million as compared to losses, net of noncontrolling interest, of $12.1 million for the same period in 2010. For the six months ended June 30, 2011 and 2010, the currency translation adjustments related primarily to our Australian based subsidiaries. As the functional currency of these subsidiaries is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$1,592	$22,037	$20,445

We recorded income tax expense of $1.6 million and $22.0 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in taxes for the six months ended June 30, 2011 was due predominantly to lower overall net earnings in our tax paying subsidiaries as compared to those earned in the same period in 2010.

Share of Net Earnings of Partly Owned Company:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$—	$9,353	$(9,353)

For the six months ended June 30, 2011, we recorded $nil as our share of net earnings of partly owned company as compared to $9.4 million for the six months ended June 30, 2010. The decrease was attributable to the fact that we no longer have an investment in a partly owned company; during 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling Interest:

	Six Months Ended June 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)

Total	$7,210	$12,745	$(5,535)

We recorded a noncontrolling interest in earnings of $7.2 million and $12.7 million for the six months ended June 30, 2011 and 2010, respectively. The decrease for the six months ended June 30, 2011 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest.

Liquidity and Capital Resources

Long-term Debt

On June 13, 2011, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement with NAB and Barclays Corporate, the corporate banking division of Barclays Bank PLC, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent, or the EGL Credit Agreement. The EGL Credit Agreement provides for a three-year revolving credit facility pursuant to which we are permitted to borrow up to an aggregate of $250.0 million, or the EGL Revolving Credit Facility, which will be available to prepay certain existing credit facilities of ours and certain of our subsidiaries, to fund permitted acquisitions and for general corporate purposes. Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

On June 30, 2011, we borrowed $167.7 million under the EGL Revolving Credit Facility, which was used to prepay $167.7 million representing the total amounts owing by us under the Knapton, Unionamerica and Enstar Group facilities. The prepayment of these existing credit facilities was a condition to our initial borrowing under the

EGL Revolving Credit Facility. As of June 30, 2010, the outstanding EGL Revolving Credit Facility loan balance was $167.7 million.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays Bank PLC in our name and into which amounts received in respect of any capital release from certain of our subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs that may be incurred by the lenders, if any. The unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to us, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of June 30, 2011, all of the covenants relating to the EGL Revolving Credit Facility were met.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default as specified in the EGL Credit Agreement, the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. The EGL Credit Agreement terminates and all amounts borrowed must be repaid on June 13, 2014, the third anniversary of the date of the EGL Credit Agreement.

Clarendon

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with NAB. The Clarendon Facility provides for a four-year term loan facility, available to be drawn to fund up to 50% of the purchase price of Clarendon. As of June 30, 2011, Clarendon Holdings, Inc. had not borrowed any of the amount available under the Clarendon Facility. On July 12, 2011, we fully drew down the Clarendon Facility in connection with the acquisition of Clarendon.

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

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the term facility agreement), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Clarendon Facility terminates and all amounts borrowed must be repaid on July 12, 2015.

Private Placement

On April 20, 2011, we entered into an Investment Agreement, or the Investment Agreement, with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P., or, collectively, the Purchasers, each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, we agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described below, securities representing 19.9% of our outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in us purchased pursuant to the Investment Agreement will be less than 4.9%. The securities that the Purchasers have acquired or, subject to certain conditions, will be acquiring at these closings can be further summarized as follows:

At the first closing, which occurred on April 20, 2011, we issued to the Purchasers 531,345 of our voting ordinary shares, par value $1.00 per share, or the Voting Common Shares, and 749,869 of our Series A convertible non-voting preference shares, par value $1.00 per share, or the Non-Voting Preferred Shares, at a purchase price of $86.00 per share, and warrants to acquire 340,820 Non-Voting Preferred Shares for an exercise price of $115.00 per share, for aggregate proceeds of approximately $110.2 million. Upon the receipt of shareholder approval to create three new classes of non-voting ordinary shares at our Annual General Meeting on June 28, 2011, or the Shareholder Approval, the Non-Voting Preferred Shares automatically converted on a share-for-share basis into our non-voting ordinary shares, par value $1.00, or the Non-Voting Common Shares, and the warrants became exercisable for Non-Voting Common Shares rather than Non-Voting Preferred Shares.

At the second closing, which is expected to occur after receipt of applicable regulatory approvals and satisfaction of other closing conditions (but not before December 23, 2011), we will issue to the Purchasers 134,184 Voting Common Shares and 827,504 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $82.7 million.

At the third closing, which was approved by our shareholders at the Annual General Meeting of Shareholders on June 28, 2011 and which is expected to occur after receipt of applicable regulatory approvals and satisfaction of other closing conditions, we will issue to the Purchasers 1,148,264 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $98.7 million. If the third closing occurs, it is expected to occur simultaneously with the second closing.

The Purchasers may elect, at their option, to receive Series B Non-Voting Common Shares in lieu of Voting Common Shares that might otherwise be issuable to them at any of the closings discussed above. Any such Series B Non-Voting Common Shares would be convertible on a share-for-share basis, subject to certain adjustments, into Voting Common Shares at the option of the Purchasers. All other Non-Voting Common Shares received by the Purchasers under the Investment Agreement, including those received upon conversion of the Non-Voting Preferred Shares received at the first closing, are Series C Non-Voting Common Shares. The Purchasers may also elect to receive Series B Non-Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares upon conversion of Voting Common Shares held by them. In addition, the Purchasers may elect to receive Series D Non-Voting Common Shares upon conversion of Series B Non-Voting Common Shares or Series C Non-Voting Common Shares held by them. There is no economic difference in the sub-series of Non-Voting Common Shares, but there are slight differences in the limited voting rights of each sub-series that are designed to address certain regulatory matters affecting the Purchasers.

The total investment expected to be made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares and the warrants is approximately $291.6 million.

We believe that the proceeds received and to be received in connection with the closings under the Investment Agreement will provide us with capital and financial flexibility to pursue desirable acquisitions of insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off.

Other than the above, there have been no material changes to our liquidity position or capital resource requirements since December 31, 2010. For more information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Cash Flows

With respect to the six month periods ended June 30, 2011 and 2010, net cash used in our operating activities was $472.7 million and $695.6 million, respectively. The decrease in cash used of $222.9 million was attributable primarily to:

(i) an increase in the sales and maturities of trading securities of $566.3 million partially offset by an increase in purchases of trading securities of $224.5 million. The increase in sales, maturities and purchases of trading securities reflects the decision of our investment committee to increase the allocation of our investment portfolio to trading securities; partially offset by

(ii) an increase in the net changes in assets and liabilities of $73.4 million.

Net cash provided by investing activities for the six month periods ended June 30, 2011 and 2010 was $386.1 million and $115.7 million, respectively. The increase in cash provided by investing activities of $270.4 million was attributable primarily to:

(i) an increase of $207.1 million in the sales and maturities of available-for-sale securities due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(ii) a decrease in the net amount of purchases and maturities of held-to-maturity securities of $146.9 million due to the decision of our investment committee, discussed above, to increase the allocation of our investment portfolio to trading securities;

(iii) a decrease of $42.7 million in funding of other investments; and

(iv) an increase of $56.4 million in transfers out of restricted cash and cash equivalents arising as a result of the purchase of restricted investments classified as trading securities; partially offset by

(v) a reduction in both the number and size of acquisitions for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 resulting in a net reduction in cash flows related to acquisitions of $165.1 million.

Net cash provided by financing activities for the six month periods ended June 30, 2011 and 2010 was $50.1 million and $29.6 million, respectively. The increase of $20.5 million in cash provided by financing activities was attributable primarily to the following:

(i)	net proceeds of $105.7 million received from the completion of the private placement; partially offset by

(ii)	a net increase in the repayment of outstanding bank loans of $60.8 million; and

(iii)	a decrease in net capital contributions (including dividends) of $24.4 million received from noncontrolling interest.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2011, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

In October 2010, we entered into a foreign currency forward exchange contract as part of our overall foreign currency risk management strategy. On the value date, June 30, 2011, we sold Australian Dollars (AU$) 45.0 million for $42.5 million. The contract exchange rate was AU$1 for $0.9439. On June 15, 2011, we effectively closed out the contract by entering into a forward exchange contract, with a value date of June 30, 2011, where we bought AU$45.0 million for $48.0 million. As at June 30, 2011, we did not have any foreign currency forward exchange contracts outstanding. Other than the foregoing, there have been no material changes in our market risk exposures since December 31, 2010. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

Exhibit
No.	Description

3.1(a)*	Third Amended and Restated Bye-Laws of Enstar Group Limited, marked as amended.
3.1(b)*	Third Amended and Restated Bye-Laws of Enstar Group Limited.
3.2	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.1	Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.2	Form of Warrant (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.3	Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.4	Form of Voting Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.5+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Dominic F. Silvester, amending Amended and Restated Employment Agreement by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.6+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Paul J. O’Shea, amending Employment Agreement by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.7+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Nicholas A. Packer, amending Employment Agreement by and between Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.8+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Richard J. Harris, amending Employment Agreement by and between Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.9*	Revolving Credit Facility Agreement dated June 13, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent.
15.1*	Deloitte & Touche Ltd. Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2011.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris,
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

3.1(a)*	Third Amended and Restated Bye-Laws of Enstar Group Limited, marked as amended.
3.1(b)*	Third Amended and Restated Bye-Laws of Enstar Group Limited.
3.2	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.1	Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.2	Form of Warrant (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.3	Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.4	Form of Voting Agreement (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2011).
10.5+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Dominic F. Silvester, amending Amended and Restated Employment Agreement by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.6+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Paul J. O’Shea, amending Employment Agreement by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.7+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Nicholas A. Packer, amending Employment Agreement by and between Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.8+	Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Richard J. Harris, amending Employment Agreement by and between Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on May 6, 2011).
10.9*	Revolving Credit Facility Agreement dated June 13, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent.
15.1*	Deloitte & Touche Ltd. Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith

**	Furnished herewith

+	Denotes management contract or compensatory arrangement