Form 10-Q
period 2011-09-30
Enstar Group LTD
filed 2011-11-04
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 3, 2011, the registrant had outstanding 13,714,129 voting ordinary shares and 749,869 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2011 — $ nil; 2010 — $7,209)	$—	$7,263
Short-term investments, trading, at fair value	410,694	507,978
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011 — $702,842;
2010 — $1,068,540)	716,656	1,094,947
Fixed maturities, trading, at fair value	1,887,557	524,122
Equities, trading, at fair value	81,535	60,082
Other investments, at fair value	200,399	234,714

Total investments	3,296,841	2,429,106
Cash and cash equivalents	762,577	799,154
Restricted cash and cash equivalents	452,429	656,200
Accrued interest receivable	29,767	19,980
Accounts receivable	24,627	24,790
Income taxes recoverable	12,186	7,968
Reinsurance balances receivable	1,939,300	961,442
Funds held by reinsured companies	202,844	274,699
Goodwill	21,222	21,222
Other assets	33,818	41,343

TOTAL ASSETS	$6,775,611	$5,235,904

LIABILITIES
Losses and loss adjustment expenses	$4,739,841	$3,291,275
Reinsurance balances payable	203,383	231,435
Accounts payable and accrued liabilities	49,225	94,390
Income taxes payable	6,160	50,075
Loans payable	314,569	245,278
Other liabilities	124,916	107,630

TOTAL LIABILITIES	5,438,094	4,020,083

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2011: 156,000,000; 2010: 156,000,000)
Ordinary shares (issued and outstanding 2011: 13,521,018; 2010:12,940,021)	13,521	12,940
Non-voting convertible ordinary shares:
Series A (issued 2011: 2,972,892; 2010: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2011: 749,869; 2010: nil)	750	—
Treasury shares at cost (Series A non-voting convertible ordinary shares 2011: 2,972,892; 2010: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	775,471	667,907
Accumulated other comprehensive income	25,453	35,017
Retained earnings	676,085	651,143

Total Enstar Group Limited Shareholders’ Equity	1,072,694	948,421
Noncontrolling interest	264,823	267,400

TOTAL SHAREHOLDERS’ EQUITY	1,337,517	1,215,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,775,611	$5,235,904

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Consulting fees	$1,623	$2,119	$7,704	$19,747
Net investment income	18,966	20,165	60,436	69,284
Net realized and unrealized (losses) gains	(8,980)	10,635	(348)	8,610
Gain on bargain purchase	—	—	13,105	—

	11,609	32,919	80,897	97,641

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(42,467)	(20,890)	(72,908)	(57,936)
Reduction in provisions for bad debt	(2,399)	(1,304)	(4,071)	(14,411)
Reduction in provisions for unallocated loss adjustment expense liabilities	(14,113)	(10,171)	(37,433)	(30,832)
Amortization of fair value adjustments	8,865	6,250	25,911	25,102

	(50,114)	(26,115)	(88,501)	(78,077)
Salaries and benefits	20,923	18,012	48,028	47,456
General and administrative expenses	20,759	13,185	66,720	39,473
Interest expense	2,435	2,961	6,098	8,160
Net foreign exchange (gains) losses	(8,878)	(586)	388	1,387

	(14,875)	7,457	32,733	18,399

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	26,484	25,462	48,164	79,242
INCOME TAXES	(4,436)	(979)	(6,028)	(23,016)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	—	1,351	—	10,704

NET EARNINGS	22,048	25,834	42,136	66,930
Less: Net earnings attributable to noncontrolling interest	(9,984)	(4,391)	(17,194)	(17,136)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$12,064	$21,443	$24,942	$49,794

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.85	$1.56	$1.81	$3.64

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.83	$1.53	$1.78	$3.57

Weighted average shares outstanding — basic	14,270,003	13,704,832	13,743,191	13,676,113
Weighted average shares outstanding — diluted	14,559,164	14,019,768	14,025,144	13,956,948

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Month Periods Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$22,048	$25,834	$42,136	$66,930

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on investments arising during the period	(15,060)	29,161	(485)	23,509
Reclassification adjustment for net realized and unrealized losses (gains) included in net earnings	8,980	(10,635)	348	(8,610)
Decrease in defined benefit pension liability	—	—	272	—
Currency translation adjustment	(25,526)	36,662	(13,271)	19,546

Total other comprehensive (loss) income:	(31,606)	55,188	(13,136)	34,445

Comprehensive (loss) income	(9,558)	81,022	29,000	101,375
Less comprehensive income attributable to noncontrolling interest	(3,262)	(19,422)	(13,623)	(26,547)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(12,820)	$61,600	$15,377	$74,828

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Month Periods Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$12,940	$13,581
Issue of shares	539	47
Share awards granted/vested	42	79

Balance, end of period	$13,521	$13,707

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$—
Preferred shares converted	750	—

Balance, end of period	$750	$—

Share Capital — Preference Shares
Balance, beginning of period	$—	$—
Issue of shares	750	—
Shares converted	(750)	—

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$667,907	$721,120
Share awards granted/vested	168	5,286
Issue of shares and warrants, net	105,439	501
Amortization of share awards	1,957	599

Balance, end of period	$775,471	$727,506

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$35,017	$8,709
Foreign currency translation adjustments	(9,623)	13,726
Net movement in unrealized holdings gains (losses) on investments	(213)	11,308
Decrease in defined benefit pension liability	272	—

Balance, end of period	$25,453	$33,743

Retained Earnings
Balance, beginning of period	$651,143	$477,057
Net earnings attributable to Enstar Group Limited	24,942	49,794

Balance, end of period	$676,085	$526,851

Noncontrolling Interest
Balance, beginning of period	$267,400	$274,271
Return of capital	(16,200)	(32,963)
Contribution of capital	—	28,742
Dividends paid	—	(7,000)
Net earnings attributable to noncontrolling interest	17,194	17,136
Foreign currency translation adjustments	(3,647)	5,821
Net movement in unrealized holding gains on investments	76	3,591

Balance, end of period	$264,823	$289,598

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$42,136	$66,930
Adjustments to reconcile net earnings to cash flows used in operating activities:
Gain on bargain purchase	(13,105)	—
Share of undistributed net earnings of partly owned company	—	(10,704)
Net realized and unrealized investment loss (gain)	348	(8,610)
Share of net gain from other investments	(7,331)	(11,225)
Other items	5,404	(663)
Depreciation and amortization	1,194	1,053
Amortization of bond premiums and discounts	16,717	6,540
Net movement of trading securities held on behalf of policyholders	(1,039)	22,772
Sales and maturities of trading securities	993,125	313,654
Purchases of trading securities	(1,535,777)	(1,072,799)
Changes in assets and liabilities:
Reinsurance balances receivable	88,289	(18,743)
Other assets	75,142	(80,229)
Losses and loss adjustment expenses	(210,735)	184,212
Reinsurance balances payable	(29,683)	24,343
Accounts payable and accrued liabilities	(45,348)	(19,142)
Other liabilities	(62,877)	(27,541)

Net cash flows used in operating activities	(683,540)	(630,152)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(88,505)	155,435
Sales and maturities of available-for-sale securities	332,560	57,335
Purchase of held-to-maturity securities	—	(780,848)
Maturity of held-to-maturity securities	—	786,651
Movement in restricted cash and cash equivalents	210,968	73,354
Funding of other investments	(25,703)	(89,426)
Redemption of bond funds	66,925	—
Sale of investment in partly owned company	—	31,554
Other investing activities	(282)	(467)

Net cash flows provided by investing activities	495,963	233,588

FINANCING ACTIVITIES:
Net proceeds from issuance of shares	105,921	—
Distribution of capital to noncontrolling interest	(16,200)	(32,963)
Contribution to surplus of subsidiary by noncontrolling interest	—	28,742
Dividends paid to noncontrolling interest	—	(7,000)
Receipt of loans	274,150	46,400
Repayment of loans	(207,016)	(93,560)

Net cash flows provided by (used in) financing activities	156,855	(58,381)

TRANSLATION ADJUSTMENT	(5,855)	12,277

NET DECREASE IN CASH AND CASH EQUIVALENTS	(36,577)	(442,668)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	799,154	1,266,445

CASH AND CASH EQUIVALENTS, END OF PERIOD	$762,577	$823,777

Supplemental Cash Flow Information
Net income taxes paid	$59,700	$58,625
Interest paid	$6,359	$8,103

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and December 31, 2010

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

Adoption of New Accounting Standards

Effective January 1, 2011, the Company adopted the new guidance issued by the U.S. Financial Accounting Standards Board (“FASB”), which provides additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. As of September 30, 2011, none of the Company’s reporting units were at risk of failing Step 1 of the test for goodwill impairment. Under the new guidance, Step 2 of the goodwill impairment test must be performed when adverse qualitative factors indicate that goodwill is more likely than not impaired. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

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

In September 2011, FASB issued amendments that simplify the current two-step goodwill impairment test previously required by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The amended guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The implementation of this amended accounting guidance is not expected to have a material impact on the consolidated financial statements.

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

The purchase price and fair value of the net assets acquired in the Laguna acquisition were as follows:

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

From March 25, 2011, the date of acquisition, to September 30, 2011, the Company has recorded $2.4 million in revenues and $nil net earnings related to Laguna in its consolidated statement of earnings.

Clarendon

On July 12, 2011, the Company, through its wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon National Insurance Company (“Clarendon”) from Clarendon Insurance Group, Inc., an affiliate of Hannover Re (“Hannover”). Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. The purchase price was $219.1 million and was financed in part by $106.5 million under a four-year term loan facility provided by National Australia Bank Limited (“NAB”) and the remainder from available cash on hand.

In addition, on July 12, 2011, the Company, through its wholly-owned subsidiary, Fitzwilliam Insurance Limited (“Fitzwilliam”), in connection with the acquisition of Clarendon, entered into a reinsurance agreement with Hannover, which provides adverse development cover (“ADC”) to Clarendon to reinsure Hannover for the first $80.0 million of the ADC. The Company provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of Fitzwilliam.

The purchase price and fair value of the net assets acquired in the Clarendon acquisition were as follows:

Purchase price	$219,077

Net assets acquired at fair value	$219,077

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, pending finalization of certain valuations:

Cash ..	$138,518
Restricted cash	7,198
Investments:
Short-term investments, trading	60,376
Fixed maturities, trading	623,530
Equities	5,014

Total investments	688,920
Reinsurance balances receivable	1,065,341
Accrued interest and other receivables	9,655
Losses and loss adjustment expenses	(1,654,436)
Insurance balances payable	(1,942)
Funds withheld	(26,277)
Other liabilities	(7,900)

Net assets acquired at fair value	$219,077

From July 12, 2011, the date of acquisition, to September 30, 2011, the Company has recorded $3.0 million in revenues and a $1.1 million net loss related to Clarendon in its consolidated statement of earnings.

Because Clarendon’s revenues and net loss are included in the Company’s statement of earnings for the three months ended September 30, 2011, the Company has not included pro forma financial information for such period. The following pro forma condensed combined income statement for the nine months ended September 30, 2011 combines the historical consolidated statements of earnings of the Company with those of Clarendon, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2011.

Nine Months Ended September 30, 2011	Enstar Group Limited	Clarendon	Proforma Adjustments		Enstar Group Limited - Proforma
Total income	$80,897	$9,720	$—		$90,617
Total expenses	(38,761)	(43,425)	(4,562	)(a)	(86,748)
Noncontrolling interest	(17,194)	—	—		(17,194)

Net earnings (loss)	$24,942	$(33,705)	$(4,562)		$(13,325)

Net loss per ordinary share — basic					$(0.97)

Weighted average shares outstanding — basic					13,743,191

Notes to the Nine Months Ended September 30, 2011 Pro Forma Condensed Consolidated Statement of Earnings:

Expenses:

(a) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	$(1,772)
(ii) Adjustment to recognize amortization of fair value adjustments	(3,410)
(iii) Adjustment to income taxes for proforma adjustments	620

$(4,562)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following pro forma condensed combined income statements for the three and nine months ended September 30, 2010 combines the historical consolidated statements of earnings of the Company with those of Clarendon, giving effect to the business combination and related transactions as if they had occurred on January 1, 2010.

Three Months Ended September 30, 2010	Enstar Group Limited	Clarendon	Proforma Adjustments		Enstar Group Limited - Proforma
Total income	$32,919	$9,194	$—		$42,113
Total expenses	(8,436)	(8,813)	(2,272	) (a)	(19,521)
Share of net earnings of partly owned company	1,351	—	—		1,351
Noncontrolling interest	(4,391)	—	—		(4,391)

Net earnings (loss)	$21,443	$381	$(2,272)		$19,552

Net earnings per ordinary share — basic					$1.43

Net earnings per ordinary share — diluted					$1.39

Weighted average shares outstanding — basic					13,704,832

Weighted average shares outstanding — diluted					14,019,768

Notes to the Three Months Ended September 30, 2010 Pro Forma Condensed Consolidated Statement of Earnings:

Expenses:

(a) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	$(1,029)
(ii) Adjustment to recognize amortization of fair value adjustments	(1,603)
(iii) Adjustment to income taxes for proforma adjustments	360

$(2,272)

Nine Months Ended September 30, 2010	Enstar Group Limited	Clarendon	Proforma Adjustments		Enstar Group Limited - Proforma
Total income	$97,641	$18,190	$—		$115,831
Total expenses	(41,415)	171,537	(7,445	) (a)	122,677
Share of net earnings of partly owned company	10,704	—	—		10,704
Noncontrolling interest	(17,136)	—	—		(17,136)

Net earnings (loss)	$49,794	$189,727	$(7,445)		$232,076

Net earnings per ordinary share — basic	$16.97

Net earnings per ordinary share — diluted	$16.63

Weighted average shares outstanding — basic	13,676,113

Weighted average shares outstanding — diluted	13,956,948

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Notes to the Nine Months Ended September 30, 2010 Pro Forma Condensed Consolidated Statement of Earnings:

Expenses:

(a) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the period	$(3,086)
(ii) Adjustment to recognize amortization of fair value adjustments	(5,439)
(iii) Adjustment to income taxes for proforma adjustments	1,080

$(7,445)

The foregoing pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011 or 2010, respectively.

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

Claremont

On September 1, 2011, the Company, through its wholly-owned subsidiary, Fitzwilliam, entered into a novation agreement with another of its wholly-owned subsidiaries, Claremont Liability Insurance Company (“Claremont”), and certain of its reinsurers with respect to three specific quota share contracts. Under the novation agreement, Fitzwilliam replaced those companies as reinsurer of Claremont on the quota share contracts in exchange for total assets and liabilities of approximately $22.5 million.

Insurance Australia Group

On September 20, 2011, the Company, through its wholly-owned subsidiary, Gordian Run-off Limited (“Gordian”), acquired an inwards reinsurance portfolio from Insurance Australia Group Ltd via an Australian Federal Court approved scheme. Gordian received total assets and assumed total net reinsurance liabilities of approximately $8.6 million (approximately $8.8 million Australian dollars).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $452.4 million and $656.2 million as of September 30, 2011 and December 31, 2010, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit and guarantees are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at September 30, 2011
U.S. government and agency	$27,460	$685	$(16)	$28,129
Non-U.S. government	178,832	4,769	(327)	183,274
Corporate	446,791	7,954	(1,875)	452,870
Residential mortgage-backed	15,312	307	(117)	15,502
Commercial mortgage-backed	12,904	2,882	(20)	15,766
Asset backed	21,543	75	(503)	21,115

	$702,842	$16,672	$(2,858)	$716,656

	Amortized Cost	Gross Unrealized Holding Gain	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2010
U.S. government and agency	$65,115	$766	$(92)	$65,789
Non-U.S. government	248,487	8,832	(314)	257,005
Corporate	695,372	16,513	(1,615)	710,270
Residential mortgage-backed	20,036	305	(234)	20,107
Commercial mortgage-backed	19,667	2,083	(11)	21,739
Asset backed	27,072	574	(346)	27,300

	$1,075,749	$29,073	$(2,612)	$1,102,210

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	000000	000000	000000	000000	000000	000000
	12 Months or Greater		Less Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As at September 30, 2011
U.S. government and agency	$—	$—	$10,008	$(16)	$10,008	$(16)
Non-U.S. government	14,597	(284)	20,975	(43)	35,572	(327)
Corporate	64,040	(1,295)	57,029	(580)	121,069	(1,875)
Residential mortgage-backed	1,579	(110)	353	(7)	1,932	(117)
Commercial mortgage-backed	125	(20)	136	—	261	(20)
Asset backed	13,731	(503)	—	—	13,731	(503)

	$94,072	$(2,212)	$88,501	$(646)	$182,573	$(2,858)

	000000	000000	000000	000000	000000	000000
	12 Months or Greater		Less Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As at December 31, 2010
U.S. government and agency	$801	$—	$22,976	$(92)	$23,777	$(92)
Non-U.S. government	7,710	(32)	31,128	(282)	38,838	(314)
Corporate	22,039	(318)	107,735	(1,297)	129,774	(1,615)
Residential mortgage-backed	2,368	(168)	11,274	(66)	13,642	(234)
Commercial mortgage-backed	530	(10)	1,516	(1)	2,046	(11)
Asset backed	10,554	(346)	87	—	10,641	(346)

	$44,002	$(874)	$174,716	$(1,738)	$218,718	$(2,612)

As at September 30, 2011 and December 31, 2010, the number of securities classified as available-for-sale in an unrealized loss position was 118 and 136, respectively, with a fair value of $182.6 million and $218.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 67 and 32, respectively. As of September 30, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell and it is not more likely than not that the Company will be required to sell these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

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

	Amortized Cost	Fair Value	% of Total Fair Value
As at September 30, 2011
Due in one year or less	$285,305	$285,373	39.8%
Due after one year through five years	361,334	372,234	52.0%
Due after five years through ten years	3,563	3,682	0.5%
Due after ten years	2,881	2,984	0.4%

	653,083	664,273	92.7%
Residential mortgage-backed	15,312	15,502	2.2%
Commercial mortgage-backed	12,904	15,766	2.2%
Asset backed	21,543	21,115	2.9%

	$702,842	$716,656	100.00%

	Amortized Cost	Fair Value	% of Total Fair Value
As at December 31, 2010
Due in one year or less	$373,683	$379,203	34.4%
Due after one year through five years	625,463	643,252	58.3%
Due after five years through ten years	5,307	5,539	0.5%
Due after ten years	4,521	5,070	0.5%

	1,008,974	1,033,064	93.7%
Residential mortgage-backed	20,036	20,107	1.8%
Commercial mortgage-backed	19,667	21,739	2.0%
Asset backed	27,072	27,300	2.5%

	$1,075,749	$1,102,210	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

	Amortized Cost	Fair Value	% of Total Fair Value
As at September 30, 2011
AAA	$212,574	$217,217	30.3%
AA	194,204	197,548	27.6%
A	246,491	252,491	35.2%
BBB or lower	49,183	48,927	6.8%
Not Rated	390	473	0.1%

	$702,842	$716,656	100.00%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

	Amortized	Fair	% of Total
	Cost	Value	Fair Value
As at December 31, 2010
AAA	$405,682	$416,526	37.8%
AA	267,917	273,500	24.8%
A	332,401	341,447	31.0%
BBB or lower	69,359	70,274	6.4%
Not Rated	390	463	0.0%

	$1,075,749	$1,102,210	100.0%

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	September 30,	December 31,
	2011	2010
U.S. government and agency	$417,934	$162,014
Non-U.S. government	178,955	129,861
Corporate	1,471,869	637,114
Municipal	31,528	2,297
Residential mortgage-backed	108,453	82,399
Commercial mortgage-backed	54,819	17,102
Asset backed	34,693	1,313
Equities	81,535	60,082

	$2,379,786	$1,092,182

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

	Fair	% of Total
	Value	Fair Value
As at September 30, 2011
AAA	$325,661	14.2%
AA	1,018,740	44.3%
A	787,579	34.3%
BBB or lower	147,648	6.4%
Not Rated	18,623	0.8%

	$2,298,251	100.0%

	Fair	% of Total
	Value	Fair Value
As at December 31, 2010
AAA	$395,881	38.4%
AA	177,302	17.2%
A	400,314	38.8%
BBB or lower	51,983	5.0%
Not Rated	6,620	0.6%

	$1,032,100	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	September 30,	December 31,
	2011	2010
Private equities	$120,138	$104,109
Bond funds	50,926	102,279
Hedge fund	23,624	22,037
Other	5,711	6,289

	$200,399	$234,714

At September 30, 2011 and December 31, 2010, the Company had $120.1 million and $104.1 million, respectively, of other investments recorded in private equities, which represented 2.7% and 2.4% of total investments and cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As at September 30, 2011 and December 31, 2010, the Company had unfunded capital commitments relating to its other investments of $73.3 million and $84.7 million, respectively. See Note 12 for details of other investments with related parties.

The Company’s bond fund holdings comprise a number of positions in diversified bond mutual funds managed by third-party managers.

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

The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at September 30, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments classified as available-for-sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2011, the Company did not recognize any other-than-temporary impairments due to required sales.

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

Based on the factors described above, the Company determined that, as at September 30, 2011, no credit losses existed.

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

•

U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2011, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2011, the Company had one commercial mortgage-backed security classified as Level 3.

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and challenges any prices deemed not to be representative of fair value.

As of September 30, 2011, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

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

For its investment in the hedge fund, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The adviser of the fund intends to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset backed securities and loans. The fund will focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by the Company are its interests in the fund and not the underlying holdings of such fund. Thus, the inputs used by the Company to value its investment in the fund may differ from the inputs used to value the underlying holdings of such fund. The hedge fund is not currently eligible for redemption due to imposed lock-up periods of three years from the time of the initial investment. Once eligible, redemptions will be permitted quarterly with 90 days notice. There are no unfunded capital commitments in relation to the hedge fund. The investment in the hedge fund is classified as Level 3 in the fair value hierarchy.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	September 30, 2011
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
U.S. government and agency	$—	$446,063	$—	$446,063
Non-U.S. government	—	362,229	—	362,229
Corporate	—	1,924,238	501	1,924,739
Municipal	—	31,528	—	31,528
Residential mortgage-backed	—	123,955	—	123,955
Commercial mortgage-backed	—	70,576	9	70,585
Asset backed	—	55,808	—	55,808
Equities	73,029	4,806	3,700	81,535
Other investments	—	50,926	149,473	200,399

Total investments	$73,029	$3,070,129	$153,683	$3,296,841

	December 31, 2010
	Quoted Prices in		Significant
	Active Markets	Significant Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2011:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total
Level 3 investments as of July 1, 2011	$552	$148,840	$4,431	$153,823
Purchases	—	2,196	—	2,196
Sales	—	(62)	—	(62)
Total realized and unrealized losses through earnings	(42)	(1,501)	(731)	(2,274)
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2011	$510	$149,473	$3,700	$153,683

The amount of net gains/(losses) for the three months ended September 30, 2011 included in earnings attributable to the fair value of changes in assets still held at September 30, 2011 was $(0.3) million. Of this amount, $(0.8) million was included in net realized and unrealized gains/(losses) and $0.5 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total
Level 3 investments as of July 1, 2010	$1,394	$104,079	$3,238	$108,711
Net purchases (sales and distributions)	—	7,832	—	7,832
Total realized and unrealized (losses) gains through earnings	(18)	1,960	237	2,179
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2010	$1,376	$113,871	$3,475	$118,722

The amount of net gains/(losses) for the three months ended September 30, 2010 included in earnings attributable to the fair value of changes in assets still held at September 30, 2010 was $(0.3) million. Of this amount, $0.2 million was included in net realized and unrealized gains and $(0.5) million was included in net investment income.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2011:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total
Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	12,760	—	12,760
Sales	(1,043)	(1,728)	—	(2,771)
Total realized and unrealized gains through earnings	109	6,006	125	6,240
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2011	$510	$149,473	$3,700	$153,683

The amount of net gains/(losses) for the nine months ended September 30, 2011 included in earnings attributable to the fair value of changes in assets still held at September 30, 2011 was $6.1 million. Of this amount, $0.2 million was included in net realized and unrealized gains and $5.9 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2010:

	Fixed
	Maturity	Other	Equity
	Investments	Investments	Securities	Total
Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchase (sales and distributions)	579	24,078	—	24,657
Total realized and unrealized gains (losses) through earnings	156	7,992	175	8,323
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2010	$1,376	$113,871	$3,475	$118,722

The amount of net gains/(losses) for the nine months ended September 30, 2010 included in earnings attributable to the fair value of changes in assets still held at September 30, 2010 was $9.1 million. Of this amount, $0.3 million was included in net realized and unrealized gains and $8.8 million was included in net investment income.

During the nine months ended September 30, 2011 and 2010, proceeds from the sales and maturities of available-for-sale securities were $332.6 million and $57.3 million, respectively. Gross realized gains on the sale of available-for-sale securities were, for the nine months ended September 30, 2011 and 2010, $0.8 million and $0.1 million, respectively, and gross realized losses on the sale of available-for-sale securities, were $0.3 million and $nil, respectively. Net unrealized (losses)/gains on trading securities were $(5.2) million and $3.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENTS — (cont’d)

reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments held in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of September 30, 2011 and December 31, 2010 was as follows:

	September 30,	December 31,
	2011	2010
Assets used for collateral in trust for third-party agreements	$535,098	$371,834
Deposits with regulatory authorities	207,425	33,970
Others	63,561	62,437

	$806,084	$468,241

6.	DERIVATIVE INSTRUMENTS

In October 2010, the Company entered into a foreign currency forward exchange contract as part of its overall foreign currency risk management strategy. On the value date, June 30, 2011, the Company sold Australian dollars (“AU$”) 45.0 million for $42.5 million. The contract exchange rate was AU$1 for $0.9439. On June 15, 2011, the Company effectively closed out the contract by entering into a forward exchange contract, with a value date of June 30, 2011, where it bought AU$45.0 million for $48.0 million. For the three and nine months ended September 30, 2011, the change in the fair value of the contract was $nil and $(1.9) million, respectively, the effect of which the Company has recognized as a foreign exchange loss included as part of its net earnings.

On August 23, 2011, the Company entered into a foreign currency forward exchange contract where it sold AU$35.0 million for $37.0 million. On September 22, 2011, the Company effectively closed out the contract by entering into a forward contract, with the same settlement date of December 2, 2011, where it bought AU$35.0 million for $34.0 million. The net gain on the contracts was $3.0 million and has been included in net foreign exchange gains/(losses) as part of the Company’s net earnings.

7.	REINSURANCE BALANCES RECEIVABLE

	September 30,	December 31,
	2011	2010
Recoverable from reinsurers on:
Outstanding losses	$908,487	$425,336
Losses incurred but not reported	786,179	141,118
Fair value adjustments	(143,403)	(41,014)

Total reinsurance reserves recoverable	1,551,263	525,440
Paid losses	388,037	436,002

	$1,939,300	$961,442

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

At September 30, 2011, the Company’s top 10 reinsurers accounted for $1,344.6 million or 69.3% (December 31, 2010: $726.2 million or 75.5%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $531.0 million of incurred but not reported (“IBNR”) recoverable (December 31, 2010: $99.6 million). With the exception of $50.8 million, which is recoverable from a BBB+ rated reinsurer, the remaining top 10 reinsurers, as at September 30, 2011, are all rated A+ or better. As at December 31, 2010, with the exception of $17.6 million which was recoverable from a non-rated reinsurer, the remaining top 10 reinsurers were all rated A- or better. Reinsurance recoverables by reinsurer were as follows:

	September 30, 2011		December 31, 2010
	Reinsurance	% of	Reinsurance	% of
	Recoverable	Total	Recoverable	Total
Top 10 reinsurers	$1,344,599	69.3%	$726,201	75.5%
Other reinsurers’ balances > $1 million	577,528	29.8%	198,737	20.7%
Other reinsurers’ balances < $1 million	17,173	0.9%	36,504	3.8%

Total	$1,939,300	100.0%	$961,442	100.0%

At September 30, 2011 and December 31, 2010, the provision for uncollectible reinsurance relating to losses recoverable was $431.4 million and $381.4 million, respectively. To estimate the provision for uncollectible reinsurance recoverables, the reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer.

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

As at September 30, 2011 and December 31, 2010, reinsurance receivables with a carrying value of $447.1 million and $398.8 million, respectively, were each associated with two reinsurers which represented 10% or more of total reinsurance balances receivable. As at September 30, 2011, the two reinsurers had credit ratings of A+ or higher. In the event that all or any of the reinsuring companies are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2011	2010
Balance as at July 1	$3,267,341	$2,894,353
Less: total reinsurance reserves recoverable	556,374	421,864

	2,710,967	2,472,489
Effect of exchange rate movement	(39,038)	80,839
Net reduction in ultimate loss and loss adjustment expense liabilities	(50,114)	(26,115)
Net losses paid	(73,941)	(80,501)
Acquired on purchase of subsidiaries	600,045	198,498
Retroactive reinsurance contracts assumed	40,660	100,136

Net balance as at September 30	3,188,579	2,745,346
Plus: total reinsurance reserves recoverable	1,551,262	488,353

Balance as at September 30	$4,739,841	$3,233,699

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Net losses paid	$(73,941)	$(80,501)
Net reduction in case and loss adjustment expense reserves	99,447	101,542
Net reduction in IBNR reserves	16,961	(151)

Reduction in estimates of net ultimate losses	42,467	20,890
Reduction in provisions for bad debt	2,399	1,304
Reduction in provisions for unallocated loss adjustment expense liabilities	14,113	10,171
Amortization of fair value adjustments	(8,865)	(6,250)

Net reduction in ultimate loss and loss adjustment expense liabilities	$50,114	$26,115

Net reduction in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net reduction in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2011 of $50.1 million was attributable to a reduction in estimates of net ultimate losses of $42.5 million, a reduction in provisions for bad debt of $2.4 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $14.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $8.9 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The reduction in estimates of net ultimate losses of $42.5 million, comprised of net favorable incurred loss development of $25.5 million and reductions in IBNR reserves of $17.0 million, related primarily to:

(i)	the conclusion of the Company’s review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

(ii)	an aggregate reduction in IBNR reserves of $10.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The Company in conjunction with its independent actuaries completed an actuarial review of the loss reserves for eleven of its most seasoned insurance and reinsurance subsidiaries as at September 30, 2011.

The reduction in provisions for bad debt of $2.4 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2010 of $26.1 million was attributable to a reduction in estimates of net ultimate losses of $20.9 million, a reduction in provisions for bad debt of $1.3 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $10.2 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.3 million.

The reduction in estimates of net ultimate losses of $20.9 million for the three months ended September 30, 2010 comprised net favorable incurred loss development of $21.1 million and a modest increase in IBNR reserves of $0.2 million, primarily related to the following:

(i)	a reduction in estimates of net ultimate losses of $10.8 million in one of the Company’s insurance entities following the commutations and policy buy-backs of five of its largest insurance and reinsurance exposures; and

(ii)	the conclusion of the Company’s review of historic case reserves for two of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million.

The reduction in provisions for bad debt of $1.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2011	2010
Balance as at January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	(5,686)	18,410
Net reduction in ultimate loss and loss adjustment expense liabilities	(88,501)	(78,077)
Net losses paid	(227,280)	(211,589)
Acquired on purchase of subsidiaries	610,484	420,540
Retroactive reinsurance contracts assumed	133,727	464,654

Net balance as at September 30	3,188,579	2,745,346
Plus: total reinsurance reserves recoverable	1,551,262	488,353

Balance as at September 30	$4,739,841	$3,233,699

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Net losses paid	$(227,280)	$(211,589)
Net reduction in case and LAE reserves	247,951	234,114
Net reduction in IBNR reserves	52,237	35,411

Reduction in estimates of net ultimate losses	72,908	57,936
Reduction in provisions for bad debt	4,071	14,411
Reduction in provisions for unallocated loss adjustment expense liabilities	37,433	30,832
Amortization of fair value adjustments	(25,911)	(25,102)

Net reduction in ultimate loss and loss adjustment expense liabilities	$88,501	$78,077

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2011 of $88.5 million was attributable to a reduction in estimates of net ultimate losses of $72.9 million, a reduction in provisions for bad debt of $4.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.4 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $25.9 million. The reduction in estimates of net ultimate losses of $72.9 million, comprised of net favorable incurred loss development of $20.7 million and reductions in IBNR reserves of $52.2 million, related primarily to:

(i)	the conclusion of the Company’s review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

(ii)	an aggregate reduction in IBNR reserves of $38.7 million as a result of the completion of two commutations of the Company’s largest ten exposures and the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The Company in conjunction with its independent actuaries completed an actuarial review of the loss reserves for eleven of its most seasoned insurance and reinsurance subsidiaries as at September 30, 2011.

The reduction in provisions for bad debt of $4.1 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2010 of $78.1 million was attributable to a reduction in estimates of net ultimate losses of $57.9 million, a reduction in provisions for bad debt of $14.4 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $30.8 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $25.1 million.

The reduction in estimates of net ultimate losses of $57.9 million for the nine months ended September 30, 2010 comprised net favorable incurred loss development of $22.5 million along with reductions in IBNR reserves of $35.4 million. The net favorable incurred loss development of $22.5 million, whereby net advised case and LAE reserves of $234.1 million were settled for net losses paid of $211.6 million, related to the settlement of non-commuted and commuted losses during the nine months ended September 30, 2010 including commutations and policy buy-backs of seven of the largest insured and/or reinsured exposures in three of the Company’s insurance and reinsurance subsidiaries. These commutations and policy buy-backs were primarily responsible for the reduction in IBNR reserves of $35.4 million following the application of the Company’s reserving methodologies in determining the IBNR reserves related to the commuted exposures. The settlement of advised case and LAE reserves of $234.1 million included the redundancy of approximately 1,750 advised case

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

reserves with an aggregate value of $11.8 million, which resulted from the Company’s review of historic case reserves for two of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years.

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

Total amounts of loans payable outstanding, including accrued interest, as of September 30, 2011 and December 31, 2010 totaled $314.6 million and $245.3 million, respectively, and were comprised as follows:

		September 30,	December 31,
Facility	Date of Facility	2011	2010
EGL Revolving Credit Facility	June 30, 2011	$169,000	$—
Clarendon Facility	July 12, 2011	107,256	—
Unionamerica — Facility A	December 30, 2008	—	71,259
Unionamerica — Facility B	December 30, 2008	—	154
Knapton	April 20, 2010	—	21,532
Enstar Group — Facility A	December 29, 2010	—	52,100
Enstar Group — Facility B	December 29, 2010	—	62,900

Total long-term bank debt		276,256	207,945
Repurchase agreements	October 1, 2010	38,313	37,333

Total loans payable		$314,569	$245,278

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

On June 30, 2011, the Company borrowed $167.7 million under the EGL Revolving Credit Facility, which was used to prepay $167.7 million representing the total amounts owing by the Company under the Knapton, Unionamerica and Enstar Group facilities. The prepayment of these existing credit facilities was a condition to the Company’s initial borrowing under the EGL Revolving Credit Facility. As of September 30, 2011, the outstanding EGL Revolving Credit Facility loan balance was $169.0 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LOANS PAYABLE — (cont’d)

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays Bank PLC in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs that may be incurred by the lenders, if any. The unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of September 30, 2011, all of the covenants relating to the EGL Revolving Credit Facility were met.

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

On October 21, 2011, the Company repaid $25.0 million of the outstanding principal balance of the EGL Revolving Credit Facility, reducing the remaining outstanding loan balance, inclusive of accrued interest, to $144.0 million.

The fair value of the Company’s floating rate loan approximates its book value.

Clarendon Facility

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with NAB. The Clarendon Facility provides for a four-year term loan facility available to be drawn to fund up to 50% of the purchase price of Clarendon. On July 12, 2011, the Company fully drew down the Clarendon Facility in connection with the acquisition of Clarendon. As of September 30, 2011, the outstanding Clarendon Facility balance was $107.3 million.

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

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default as specified in the term facility agreement, the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Clarendon Facility terminates and all amounts borrowed must be repaid on July 12, 2015.

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

(a)    Employee share plans

Employee stock awards for the nine months ended September 30, 2011 are summarized as follows:

	Number of Shares	Weighted Average Fair Value of the Awards
Nonvested — January 1, 2011	153,930	$13,019
Granted	70,305	5,848
Vested	(20,305)	(1,798)

Nonvested — September 30, 2011	203,930	$19,439

(i)	2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the nine months ended September 30, 2011 and 2010, 16,328 and 78,664 shares were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the nine months ended September 30, 2011 and 2010 was $1.5 million and $5.4 million, respectively, and was charged against the 2006-2010 Annual Incentive Compensation Program (the “2006 Program”) accrual established for the years ended December 31, 2010 and 2009, respectively. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “2011 Program”).

In addition, for the nine months ended September 30, 2011 and 2010, 50,000 and 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s non-vested share awards as at September 30, 2011 and 2010 was $11.1 million and $9.4 million, respectively. This cost is expected to be recognized over the next 4.0 years. Compensation costs of $0.7 million and $2.0 million relating to these share awards were recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2011, respectively, as compared to $0.4 million and $1.1 million, respectively, for the three and nine months ended September 30, 2010.

The accrued expense relating to the 2011 Program for the three and nine months ended September 30, 2011 was $2.1 million and $4.0 million, respectively, as compared to $3.8 million and $8.8 million, respectively, for three and nine months ended September 30, 2010 relating to the 2006 Program.

(ii)	Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million relating to the shares issued have been recognized in the Company’s statement of earnings for both the three and nine months ended September 30, 2011 and 2010, respectively. As at September 30, 2011, 18,131 shares have, in total, been issued to employees under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EMPLOYEE BENEFITS — (cont’d)

(b)    Options

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value of Shares
Outstanding — January 1, 2011	152,015	$34.55	$7,606
Exercised	(49,037)	19.63	(3,709)

Outstanding — September 30, 2011	102,978	$41.65	$5,517

Stock options outstanding and exercisable as of September 30, 2011 were as follows:

Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$40 - $60	102,978	$41.65	2.0 years

(c)    Deferred Compensation and Stock Plan for Non-Employee Directors

For the nine months ended September 30, 2011 and 2010, 3,388 and 4,847 restricted share units, respectively, were credited to the accounts of Non-Employee Directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

Following J. Christopher Flowers’ resignation from the Board of Directors, 3,610 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on May 24, 2011, with fractional shares paid in cash. Also on May 24, 2011, 4,515 restricted stock units previously credited to Mr. Flowers’ account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly-owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

Following Paul J. Collins’ resignation from the Board of Directors on September 30, 2011, 4,103 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on October 3, 2011, with fractional shares paid in cash. Also on October 3, 2011, 1,304 restricted stock units previously credited to Mr. Collins’ account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly-owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

(d)    Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as disclosed below, are structured as defined contribution plans. Pension expense for the three and nine months ended September 30, 2011 was $1.0 million and $3.2 million, respectively, as compared to $0.8 million and $2.6 million, respectively, for three and nine months ended September 30, 2010.

The Company acquired, as part of the acquisition of PW Acquisition Company (“PWAC”) on July 20, 2010, a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at the date of acquisition of PWAC by the Company, the PWAC Plan had an unfunded liability of $6.7 million that had been accrued by PWAC. Subsequent to acquisition, an actuarial review was performed of the PWAC Plan which determined that the PWAC Plan’s unfunded liability was $8.1 million. As at September 30, 2011, PWAC had an accrued liability of $7.1 million for the unfunded PWAC Plan liability.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EMPLOYEE BENEFITS — (cont’d)

The Company recorded pension expense relating to the PWAC Plan, for the three and nine months ended September 30, 2011, of $0.2 million and $0.5 million, respectively.

11.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$12,064	$21,443	$24,942	$49,794
Weighted average shares outstanding — basic	14,270,003	13,704,832	13,743,191	13,676,113

Earnings per share attributable to Enstar Group Limited — basic	$0.85	$1.56	$1.81	$3.64

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$12,064	$21,443	$24,942	$49,794
Weighted average shares outstanding — basic	14,270,003	13,704,832	13,743,191	13,676,113
Share equivalents:
Unvested shares	203,930	155,616	194,223	116,214
Restricted share units	19,594	17,406	16,854	15,965
Options	65,637	141,914	70,876	148,656

Weighted average shares outstanding — diluted	14,559,164	14,019,768	14,025,144	13,956,948

Earnings per share attributable to Enstar Group Limited — diluted	$0.83	$1.53	$1.78	$3.57

12.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers is one of the largest shareholders of the Company and formerly was a member of the Company’s board of directors.

During the nine months ended September 30, 2011, the Company funded $8.6 million of its remaining outstanding capital commitment to entities affiliated with Mr. Flowers. The Company had, as of September 30, 2011 and December 31, 2010, excluding its investment in Varadero International Ltd. (a hedge fund affiliated with the Company and Mr. Flowers with respect to which the Company has funded 100% of its capital commitment), investments in entities affiliated with Mr. Flowers with a total value of $136.5 million and $96.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, as of those same dates, of $72.2 million and $84.6 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next five years.

As at September 30, 2011, related party investments associated with Mr. Flowers accounted for 98.5% of the total unfunded capital commitments of the Company and 68.1% of the total amount of investments classified as other investments by the Company.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	TAXATION

Income tax expense for the three and nine months ended September 30, 2011 was $4.4 million and $6.0 million, respectively, as compared to $1.0 million and $23.0 million, respectively, for the three and nine months ended September 30, 2010.

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

The actual income tax rate for the three and nine months ended September 30, 2011 and 2010 differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Earnings before income tax	$16,500	$22,422	$30,970	$72,810

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	54.4%	12.4%	59.5%	40.6%
Benefit of loss carryovers	0.0%	(4.3)%	0.0%	(5.4)%
Change in uncertain tax positions	0.3%	0.0%	0.5%	0.2%
Change in valuation allowance	(29.1)%	(3.5)%	(38.4)%	(3.9)%
Impact of Australian tax consolidation	0.0%	0.0%	(2.9)%	0.0%
Other	1.3%	(0.2)%	0.8%	0.1%

Effective tax rate	26.9%	4.4%	19.5%	31.6%

The Company had net deferred tax assets of approximately $10.6 million and $3.2 million as of September 30, 2011 and December 31, 2010, respectively. Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are net operating loss carryforwards, claims reserves due principally to the discounting for tax, and investments.

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

As of September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $5.7 million and $5.6 million, respectively, relating to uncertain tax positions.

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
	(expressed in thousands )
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

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010 and changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2011

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have acquired 35 insurance and reinsurance companies and 16 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Recent Transactions

Clarendon

On July 12, 2011, we, through our wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon National Insurance Company, or Clarendon, from Clarendon Insurance Group, Inc., an affiliate of Hannover Re, or Hannover. Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. The purchase price was $219.1 million and was financed in part by borrowing $106.5 million under a four-year term loan facility, or the Clarendon Facility, provided by National Australia Bank Limited, or NAB, and the remainder from available cash on hand.

In addition, on July 12, 2011, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, in connection with the acquisition of Clarendon, entered into a reinsurance agreement with Hannover, which provides adverse development cover, or ADC, to Clarendon to reinsure Hannover for the first $80.0 million of the ADC. We provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of Fitzwilliam.

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

Significant New Business

Insurance Australia Group

On September 20, 2011, we, through our wholly-owned subsidiary, Gordian Run-off Limited, or Gordian, acquired an inwards reinsurance portfolio from Insurance Australia Group Ltd via an Australian Federal Court approved scheme. Gordian received total assets and assumed total net reinsurance liabilities of approximately $8.6 million (approximately $8.8 million Australian dollars).

Claremont

On September 1, 2011, we, through our wholly-owned subsidiary, Fitzwilliam, entered into a novation agreement with another of our wholly-owned subsidiaries, Claremont Liability Insurance Company, or Claremont, and certain of its reinsurers with respect to three specific quota share contracts. Under the novation agreement, Fitzwilliam replaced those companies as reinsurer of Claremont on the quota share contracts in exchange for total assets and liabilities of approximately $22.5 million.

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

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(expressed in thousands of U.S. dollars)
INCOME
Consulting fees	$1,623	$2,119	$7,704	$19,747
Net investment income	18,966	20,165	60,436	69,284
Net realized and unrealized (losses) gains	(8,980)	10,635	(348)	8,610
Gain on bargain purchase	—	—	13,105	—

	11,609	32,919	80,897	97,641

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(42,467)	(20,890)	(72,908)	(57,936)
Reduction in provisions for bad debt	(2,399)	(1,304)	(4,071)	(14,411)
Reduction in provisions for unallocated loss adjustment expense liabilities	(14,113)	(10,171)	(37,433)	(30,832)
Amortization of fair value adjustments	8,865	6,250	25,911	25,102

	(50,114)	(26,115)	(88,501)	(78,077)
Salaries and benefits	20,923	18,012	48,028	47,456
General and administrative expenses	20,759	13,185	66,720	39,473
Interest expense	2,435	2,961	6,098	8,160
Net foreign exchange (gains) losses	(8,878)	(586)	388	1,387

	(14,875)	7,457	32,733	18,399

Earnings before income taxes and share of net earnings of partly owned company	26,484	25,462	48,164	79,242
Income taxes	(4,436)	(979)	(6,028)	(23,016)
Share of net earnings of partly owned company	—	1,351	—	10,704

NET EARNINGS	22,048	25,834	42,136	66,930
Less: Net earnings attributable to noncontrolling interest	(9,984)	(4,391)	(17,194)	(17,136)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$12,064	$21,443	$24,942	$49,794

Comparison of the Three Months Ended September 30, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $22.0 million and $25.8 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in earnings of approximately $3.8 million was attributable primarily to the following:

(i)	net realized and unrealized losses on investments of $9.0 million for the three months ended September 30, 2011 as compared to gains of $10.6 million for the three months ended September 30, 2010;

(ii)	an increase of $7.6 million in general and administrative expenses due primarily to increased professional fees, arrangement and agency fees related to the Clarendon Facility and additional expenses arising out of new acquisitions;

(iii)	an increase of $3.5 million in income tax expense due in large part to higher net earnings within our taxable subsidiaries;

(iv)	an increase of $2.9 million in salary and benefit costs due primarily to increased staff; and

(v)	a decrease of $1.4 million in income earned from our investment in our partly owned company; partially offset by

(vi)	an increase of $24.0 million in net reduction in ultimate loss and loss adjustment expense liabilities; and

(vii)	an increase of $8.3 million in net foreign exchange gains.

We recorded noncontrolling interest in earnings of $10.0 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively. Net earnings attributable to Enstar Group Limited decreased from $21.4 million for the three months ended September 30, 2010 to $12.1 million for the three months ended September 30, 2011.

We no longer report our results of operations by segments. We previously reported our results of operations under the consulting and reinsurance business segments, but we believe the consulting business no longer meets the criteria of an operating segment, as more fully described in Note 15 to our unaudited condensed consolidated financial statements.

Consulting Fees:

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$1,623	$2,119	$(496)

We earned consulting fees of approximately $1.6 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in consulting fees of $0.5 million related primarily to the decrease in management fees earned from third-party agreements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2011	2010	Variance	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$18,966	$20,165	$(1,199)	$(8,980)	$10,635	$(19,615)

Net investment income for the three months ended September 30, 2011 decreased by $1.2 million to $19.0 million, as compared to $20.2 million for the same period in 2010. The decrease was attributable primarily to a reduction in income from fixed maturities and cash and cash equivalents due primarily to lower overall yields for the three months ended September 30, 2011 as compared to the same period for 2010, partially offset by the additional Clarendon cash and investments of $834.6 million acquired on July 12, 2011.

The average annualized return on our investments for the three months ended September 30, 2011 was 0.64%, as compared to the average annualized return of 2.32% for the three months ended September 30, 2010. The average credit rating of our fixed maturity investments at September 30, 2011 was AA-. During the three months ended September 30, 2011, the rating agency Standard & Poors downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon completion of the acquisition of Clarendon, which had a lower proportion of investments with AAA credit ratings, has resulted in us having a lower percentage of AAA rated investments than we had as at June 30, 2011. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding the credit ratings of our investments.

Net realized and unrealized (losses) gains for the three months ended September 30, 2011 and 2010 were ($9.0) million and $10.6 million, respectively. The net realized and unrealized (losses) gains relate predominantly to mark-to-market changes in the market value of our equity investments and fixed maturity trading securities.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurements and Disclosures topic of the U.S. Financial Accounting Standards Board (FASB) Codification, we have categorized our investments that are recorded at fair value among levels as follows:

	September 30, 2011
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Total Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$446,063	$—	$446,063
Non-U.S. government	—	362,229	—	362,229
Corporate	—	1,924,238	501	1,924,739
Municipal	—	31,528	—	31,528
Residential mortgage-backed	—	123,955	—	123,955
Commercial mortgage-backed	—	70,576	9	70,585
Asset backed	—	55,808	—	55,808
Equities	73,029	4,806	3,700	81,535
Other investments	—	50,926	149,473	200,399

Total investments	$73,029	$3,070,129	$153,683	$3,296,841

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands of U.S. dollars)
Net losses paid	$(73,941)	$(80,501)
Net reduction in case and loss adjustment expense reserves	99,447	101,542
Net reduction in incurred but not reported reserves	16,961	(151)

Reduction in estimates of net ultimate losses	42,467	20,890
Reduction in provisions for bad debt	2,399	1,304
Reduction in provisions for unallocated loss adjustment expense liabilities	14,113	10,171
Amortization of fair value adjustments	(8,865)	(6,250)

Net reduction in ultimate loss and loss adjustment expense liabilities	$50,114	$26,115

Net reduction in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net reduction in incurred but not reported, or IBNR, reserves represents the change in our actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2011 of $50.1 million was attributable to a reduction in estimates of net ultimate losses of

$42.5 million, a reduction in provisions for bad debt of $2.4 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $14.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $8.9 million.

The reduction in estimates of net ultimate losses of $42.5 million, comprised of net favorable incurred loss development of $25.5 million and reductions in IBNR reserves of $17.0 million, related primarily to:

(i)	the conclusion of our review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

(ii)	an aggregate reduction in IBNR reserves of $10.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. We in conjunction with our independent actuaries completed an actuarial review of the loss reserves for eleven of our most seasoned insurance and reinsurance subsidiaries as at September 30, 2011.

The reduction in provisions for bad debt of $2.4 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2010 of $26.1 million was attributable to a reduction in estimates of net ultimate losses of $20.9 million, a reduction in provisions for bad debt of $1.3 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $10.2 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $6.3 million.

The reduction in estimates of net ultimate losses of $20.9 million for the three months ended September 30, 2010 comprised net favorable incurred loss development of $21.1 million and a modest increase in IBNR reserves of $0.2 million, primarily related to the following:

(i)	a reduction in estimates of net ultimate losses of $10.8 million in one of our insurance entities following the commutations and policy buy-backs of five of our largest insurance and reinsurance exposures; and

(ii)	the conclusion of our review of historic case reserves for two of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million.

The reduction in provisions for bad debt of $1.3 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2011	2010
	(in thousands of U.S. dollars)
Balance as at July 1	$3,267,341	$2,894,353
Less: total reinsurance reserves recoverable	556,374	421,864

	2,710,967	2,472,489
Effect of exchange rate movement	(39,038)	80,839
Net reduction in ultimate loss and loss adjustment expense liabilities	(50,114)	(26,115)
Net losses paid	(73,941)	(80,501)
Acquired on purchase of subsidiaries	600,045	198,498
Retroactive reinsurance contracts assumed	40,660	100,136

Net balance as at September 30	3,188,579	2,745,346
Plus: total reinsurance reserves recoverable	1,551,262	488,353

Balance as at September 30	$4,739,841	$3,233,699

Salaries and Benefits:

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$20,923	$18,012	$(2,911)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $20.9 million and $18.0 million for the three months ended September 30, 2011 and 2010, respectively. The increase in salaries and benefits was attributable primarily to:

(i)	increased staff costs due primarily to an increase in average staff numbers from 323 for the three months ended September 30, 2010 to 390 for the three months ended September 30, 2011; and

(ii)	increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.5512 for the three months ended September 30, 2010 to 1.6096 for the three months ended September 30, 2011. Of our total headcount as at September 30, 2011 and 2010, approximately 54% and 65%, respectively, had their salaries paid in British pounds. These increases were partially offset by

(iii)	a decrease in the discretionary bonus expense, for the three months ended September 30, 2011, as a result of lower earnings. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$20,759	$13,185	$(7,574)

General and administrative expenses increased by $7.6 million during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. The increase was due principally to:

(i) increased bank costs of $2.6 million mainly associated with the arrangement and agency fees paid in relation to the establishment of the Clarendon Facility;

(ii) additional general and administrative costs of $3.2 million related to acquisitions completed subsequent to September 30, 2010; and

(iii) increased professional fees of approximately $1.3 million due to costs associated with ongoing and completed due diligence projects.

Interest Expense:

	00000	00000	00000
	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$2,435	$2,961	$526

Interest expense of $2.4 million and $3.0 million was recorded for the three months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was attributable predominantly to the lower interest rates on the loan facilities outstanding during the three months ended September 30, 2011 as compared to the same period in 2010.

Net Foreign Exchange Gains:

	00000	00000	00000
	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$8,878	$586	$8,292

We recorded net foreign exchange gains of $8.9 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively. The net foreign exchange gains for the three months ended September 30, 2011 arose primarily as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was appreciating against the Australian dollar and the foreign exchange gains of $3.0 million realized on an Australian dollar forward exchange contract, which we entered into on August 23, 2011 and closed out on September 22, 2011.

The net foreign exchange gains for the three months ended September 30, 2010 arose primarily as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was appreciating against the Australian dollar, partially offset by foreign exchange losses arising as a result of our holding surplus British pounds at a time when the British pound was depreciating against the U.S. dollar.

In addition to the net foreign exchange gains recorded in our consolidated statement of earnings for the three months ended September 30, 2011, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $18.7 million as compared to gains, net of noncontrolling interest, of $25.8 million for the same period in 2010. For the three months ended September 30, 2011 and 2010, the currency translation adjustments related primarily to our Australian based subsidiaries. As the functional currency of these subsidiaries is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar assets of approximately $148.9 million at September 30, 2011 through accumulated other comprehensive income.

Income Tax Expense:

	00000	00000	00000
	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$4,436	$979	$(3,457)

We recorded income tax expense of $4.4 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. The increase in taxes for the three months ended September 30, 2011 was due predominantly to higher overall net earnings in our tax paying subsidiaries as compared to those earned in the same period in 2010.

Share of Net Earnings of Partly Owned Company:

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$—	$1,351	$(1,351)

For the three months ended September 30, 2011, we recorded $nil as our share of net earnings of partly owned company as compared to $1.4 million for the three months ended September 30, 2010. The decrease was attributable to the fact that we no longer have an investment in a partly owned company; during 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling Interest:

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$9,984	$4,391	$5,593

We recorded a noncontrolling interest in earnings of $10.0 million and $4.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase for the three months ended September 30, 2011 in noncontrolling interest was due primarily to an increase in earnings for those companies where there exists a noncontrolling interest.

Comparison of the Nine Months Ended September 30, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $42.1 million and $66.9 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in earnings of approximately $24.8 million was attributable primarily to the following:

(i)	an increase of $27.2 million in general and administrative expenses due primarily to an increase in professional fees, legal fees and settlement costs related to certain litigation, arrangement and agency fees associated with our loan facilities and additional expenses arising out of new acquisitions;

(ii)	a decrease of $12.0 million in consulting fees mainly related to lower fees earned from incentive based engagements;

(iii)	a decrease of $10.7 million in income earned from our investment in our partly owned company;

(iv)	net realized and unrealized losses on investments of $0.3 million for the nine months ended September 30, 2011 as compared to gains of $8.6 million for the nine months ended September 30, 2010; and

(v)	a decrease of $8.8 million in net investment income; partially offset by

(vi)	a decrease of $17.0 million in income tax expense due in large part to lower net earnings within our taxable subsidiaries;

(vii)	the gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna;

(viii)	an increase of $10.4 million in the net reduction in ultimate loss and loss adjustment expense liabilities; and

(ix)	a decrease of $2.1 million in interest expense.

We recorded noncontrolling interest in earnings of $17.2 million and $17.1 million for the nine months ended September 30, 2011 and 2010, respectively. Net earnings attributable to Enstar Group Limited decreased from $49.8 million for the nine months ended September 30, 2010 to $24.9 million for the nine months ended September 30, 2011.

Consulting Fees:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$7,704	$19,747	$(12,043)

We earned consulting fees of approximately $7.7 million and $19.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in consulting fees of $12.0 million related primarily to the decrease in incentive fees earned from third-party agreements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains

	2011	2010	Variance	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$60,436	$69,284	$(8,848)	$(348)	$8,610	$(8,958)

Net investment income for the nine months ended September 30, 2011 decreased by $8.9 million to $60.4 million, as compared to $69.3 million for the same period in 2010. The decrease related primarily to:

(i)	a reduction of approximately $3.6 million in investment income attributable to our private equity and bond portfolios classified as other investments; and

(ii)	a reduction of approximately $5.3 million in investment income attributable to lower yields for the nine months ended September 30, 2011 as compared to the same period in 2010.

The average annualized return on our cash and fixed maturities for the nine months ended September 30, 2011 was 1.52%, as compared to the average annualized return of 1.98% for the nine months ended September 30, 2010. The average credit rating of our fixed maturity investments at September 30, 2011 was AA-. During the three months ended September 30, 2011, the rating agency Standard & Poors, downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon completion of the acquisition of Clarendon, which had a lower proportion of investments with AAA credit ratings, has resulted in us having a lower percentage of AAA rated investments than we had as at December 31, 2010. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding the credit ratings of our investments.

Net realized and unrealized (losses) gains for the nine months ended September 30, 2011 and 2010 were ($0.3) million and $8.6 million, respectively. The net realized and unrealized (losses) gains relate predominantly to mark-to-market changes in the market value of our equity investments and fixed maturity trading securities.

Gain on Bargain Purchase:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$13,105	$—	$13,105

Gain on bargain purchase of $13.1 million and $nil was recorded for the nine months ended September 30, 2011 and 2010, respectively. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess has, in accordance with the provisions of the Business Combinations topic of the FASB Codification, been recognized as income for the nine months ended September 30, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands of U.S. dollars)
Net losses paid	$(227,280)	$(211,589)
Net reduction in case and LAE reserves	247,951	234,114
Net reduction in IBNR reserves	52,237	35,411

Reduction in estimates of net ultimate losses	72,908	57,936
Reduction in provisions for bad debt	4,071	14,411
Reduction in provisions for unallocated loss adjustment expense liabilities	37,433	30,832
Amortization of fair value adjustments	(25,911)	(25,102)

Net reduction in ultimate loss and loss adjustment expense liabilities	$88,501	$78,077

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2011 of $88.5 million was attributable to a reduction in estimates of net ultimate losses of $72.9 million, a reduction in provisions for bad debt of $4.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.4 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $25.9 million.

The reduction in estimates of net ultimate losses of $72.9 million for the nine months ended September 30, 2011, comprised net favorable incurred loss development of $20.7 million and reductions in IBNR reserves of $52.2 million, related primarily to

(i)	the conclusion of our review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

(ii)	an aggregate reduction in IBNR reserves of $38.7 million as a result of the completion of two commutations of our largest ten exposures and the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. We in conjunction with our independent actuaries completed an actuarial review of the loss reserves for eleven of our most seasoned insurance and reinsurance subsidiaries as at September 30, 2011.

The reduction in provisions for bad debt of $4.1 million resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2010 of $78.1 million was attributable to a reduction in estimates of net ultimate losses of $57.9 million, a reduction in provisions for bad debt of $14.4 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $30.8 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $25.1 million.

The reduction in estimates of net ultimate losses of $57.9 million for the nine months ended September 30, 2010 comprised net favorable incurred loss development of $22.5 million along with reductions in IBNR reserves of $35.4 million. The net favorable incurred loss development of $22.5 million, whereby net advised case and LAE reserves of $234.1 million were settled for net losses paid of $211.6 million, related to the settlement of non-commuted and commuted losses during the nine months ended September 30, 2010 including commutations and policy buy-backs of seven of the largest insured and/or reinsured exposures in three of our insurance and reinsurance subsidiaries. These commutations and policy buy-backs were primarily responsible for the reduction in IBNR reserves of $35.4 million following the application of our reserving methodologies in determining the IBNR reserves related to the commuted exposures. The settlement of advised case and LAE reserves of $234.1 million included the redundancy of approximately 1,750 advised case reserves with an aggregate value of $11.8 million, which resulted from our review of historic case reserves for two of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years.

The reduction in provisions for bad debt of $14.4 million resulted from the collection of receivables against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2011	2010
	(in thousands of U.S. dollars)
Balance as at January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	(5,686)	18,410
Net reduction in ultimate loss and loss adjustment expense liabilities	(88,501)	(78,077)
Net losses paid	(227,280)	(211,589)
Acquired on purchase of subsidiaries	610,484	420,540
Retroactive reinsurance contracts assumed	133,727	464,654

Net balance as at September 30	3,188,579	2,745,346
Plus: total reinsurance reserves recoverable	1,551,262	488,353

Balance as at September 30	$4,739,841	$3,233,699

Salaries and Benefits:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$48,028	$47,456	$(572)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $48.0 million and $47.5 million for the nine months ended September 30, 2011 and 2010, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs due to an increase in the average staff numbers from 309 for the nine months ended September 30, 2010 to 360 for the nine months ended September 30, 2011; and

(ii)	increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.5350 for the nine months ended September 30, 2010 to 1.6146 for the nine months ended September 30, 2011. Of our total headcount as at September 30, 2011 and 2010, approximately 54% and 65%, respectively, had their salaries paid in British pounds. These increases were partially offset by

(iii)	the reduction in the discretionary bonus accrual of $9.5 million due to the release back to earnings in 2011 of approximately $4.0 million relating to the unallocated portion of the 2010 year end bonus accrual provision and the reduction in net earnings for the nine months ended September 30, 2011 as compared to 2010. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$66,720	$39,473	$(27,247)

General and administrative expenses increased by $27.2 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The increase was due principally to:

(i)	increased bank costs of $7.2 million primarily associated with the costs of establishing and maintaining our letters of credit, along with the arrangement and agency fees paid in relation to the establishment of both our Clarendon Facility and EGL Revolving Credit Facility;

(ii)	additional general and administrative expenses of $6.0 million incurred in relation to both new acquisitions and significant new business that we completed subsequent to September 30, 2010;

(iii)	increased legal expenses of approximately $8.5 million due primarily to legal fees and settlement costs associated with certain litigation, along with legal fees associated with ongoing due diligence projects; and

(iv)	an increase in actuarial consulting fees of approximately $2.0 million due to costs associated with ongoing and completed due diligence projects.

Interest Expense:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$6,098	$8,160	$2,062

Interest expense of $6.1 million and $8.2 million was recorded for the nine months ended September 30, 2011 and 2010, respectively. The decrease in interest expense was attributable predominantly to the lower interest rates on the loan facilities outstanding during the nine months ended September 30, 2011 as compared to the same period in 2010.

Net Foreign Exchange Losses:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$388	$1,387	$999

We recorded net foreign exchange losses of $0.4 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the nine months ended September 30, 2011, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $9.5 million as compared to gains, net of noncontrolling interest, of $13.8 million for the same period in 2010. For the nine months ended September 30, 2011 and 2010, the currency translation adjustments related primarily to our Australian based subsidiaries. As the functional currency of these subsidiaries is Australian dollars, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar assets of approximately $148.9 million as at September 30, 2011 through accumulated other comprehensive income.

Income Tax Expense:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$6,028	$23,016	$16,988

We recorded income tax expense of $6.0 million and $23.0 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in taxes for the nine months ended September 30, 2011 was due predominantly to lower overall net earnings in our tax paying subsidiaries as compared to those earned in the same period in 2010.

Share of Net Earnings of Partly Owned Company:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$—	$10,704	$(10,704)

For the nine months ended September 30, 2011, we recorded $nil as our share of net earnings of partly owned company as compared to $10.7 million for the nine months ended September 30, 2010. The decrease was attributable to the fact that we no longer have an investment in a partly owned company; during 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling Interest:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$17,194	$17,136	$(58)

We recorded a noncontrolling interest in earnings of $17.2 million and $17.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase for the nine months ended September 30, 2011 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest.

Liquidity and Capital Resources

Long-term Debt

On June 13, 2011, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement, or the EGL Credit Agreement, with NAB and Barclays Corporate, the corporate banking division of Barclays Bank PLC, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent. The EGL Credit Agreement provides for a three-year revolving credit facility, or the EGL Revolving Credit Facility, pursuant to which we are permitted to borrow up to an aggregate of $250.0 million, which will be available to prepay certain existing credit facilities of ours and certain of our subsidiaries, to fund permitted acquisitions and for general corporate purposes. Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

On June 30, 2011, we borrowed $167.7 million under the EGL Revolving Credit Facility, which was used to prepay $167.7 million representing the total amounts owing by us under the Knapton, Unionamerica and Enstar Group facilities. The prepayment of these existing credit facilities was a condition to our initial borrowing under the EGL Revolving Credit Facility. As of September 30, 2011, the outstanding EGL Revolving Credit Facility loan balance was $169.0 million.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays Bank PLC in our name and into which amounts received in respect of any capital release from certain of our subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs that may be incurred by the lenders, if any. The unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to us, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of September 30, 2011, all of the covenants relating to the EGL Revolving Credit Facility were met.

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

On October 21, 2011, we repaid $25.0 million of the outstanding principal balance of the EGL Revolving Credit Facility, reducing the remaining outstanding loan balance, inclusive of accrued interest, to $144.0 million.

Clarendon

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with NAB. The Clarendon Facility provides for a four-year term loan facility available to be drawn to fund up to 50% of the purchase price of Clarendon. On July 12, 2011, we fully drew down the Clarendon Facility in connection with the acquisition of Clarendon. As of September 30, 2011, the outstanding Clarendon Facility balance was $107.3 million.

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

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default as specified in the term facility agreement, the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The Clarendon Facility terminates and all amounts borrowed must be repaid on July 12, 2015.

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

Cash Flows

With respect to the nine month periods ended September 30, 2011 and 2010, net cash used in our operating activities was $683.5 million and $630.2 million, respectively. The increase in cash used of $53.3 million was attributable primarily to:

(i) a decrease in the net changes in assets and liabilities of $248.1 million; and

(ii) an increase in purchases of trading securities of $463.0 million. The increase in sales, maturities and purchases of trading securities reflects the decision of our investment committee, made during 2010, to increase the allocation of our investment portfolio to trading securities. These increases were partially offset by

(iii) an increase in the sales and maturities of trading securities of $679.5 million.

Net cash provided by investing activities for the nine month periods ended September 30, 2011 and 2010 was $496.0 million and $233.6 million, respectively. The increase in cash provided by investing activities of $262.4 million was attributable primarily to:

(i) an increase of $275.2 million in the sales and maturities of available-for-sale securities due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(ii) a decrease in funding of other investments of $63.7 million from $89.4 million for the nine months ended September 30, 2010 to $25.7 million for the nine months ended September 30, 2011;

(iii) an increase of $66.9 million in the redemption of bond funds; and

(iv) an increase of $137.6 million in transfers out of restricted cash and cash equivalents arising as a result of the purchase of restricted investments classified as trading securities; partially offset by

(v) a net reduction in cash flows related to acquisitions of $243.9 million.

Net cash provided by (used in) financing activities for the nine month periods ended September 30, 2011 and 2010 was $156.9 million and ($58.4) million, respectively. The increase of $215.3 million in cash provided by financing activities was attributable primarily to the following:

(i) net proceeds of $105.7 million received from the completion of the private placement; and

(ii) an increase in outstanding bank loans of $227.8 million; partially offset by

(iii) an increase in repayment of loans of $113.5 million.

Commitments and Contingencies

In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. Our capital commitment to Lloyd’s Syndicate 2008 with respect to these two RITC agreements amounted to £21.3 million (approximately $34.1 million).

On July 12, 2011, we provided a parental guarantee in the amount of $80.0 million to Hannover supporting the obligations of Fitzwilliam under a reinsurance agreement between Fitzwilliam and Hannover, under which Fitzwilliam provides adverse development cover, or ADC, to Clarendon to reinsure Hannover for the first $80.0 million of the ADC.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2011, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

In October 2010, we entered into a foreign currency forward exchange contract as part of our overall foreign currency risk management strategy. On the value date, June 30, 2011, we sold Australian dollars (AU$) 45.0 million for $42.5 million. The contract exchange rate was AU$1 for $0.9439. On June 15, 2011, we effectively closed out the contract by entering into a forward exchange contract, with a value date of June 30, 2011, where we bought AU$45.0 million for $48.0 million. On August 23, 2011, we entered into a foreign currency forward exchange contract in which we sold AU$35.0 million for $37.0 million. We closed out the contract on September 22, 2011 buying AU$35.0 million for $34.0 million. As at September 30, 2011, we did not have any foreign currency forward exchange contracts outstanding. Other than the foregoing, there have been no material changes in our market risk exposures since December 31, 2010. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item	4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 2, 2011, upon the recommendation of the Company’s Chairman and Chief Executive Officer, Dominic F. Silvester, the Board of Directors separated the positions of Chairman and Chief Executive Officer. The Board of Directors appointed current director Robert J. Campbell as the new Chairman of the Board of Directors, a non-executive position, effective immediately. Mr. Campbell, who the Board of Directors has determined is independent, has been a director of the Company since 2007. Mr. Silvester will continue to serve as Chief Executive Officer and as a director of the Company.

Item	6. EXHIBITS

Exhibit No.	Description
15.1*	Deloitte & Touche Ltd. Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith

**	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2011.

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