Form 10-K
period 2011-12-31
Enstar Group LTD
filed 2012-02-24
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $762,470,217.

As of February 22, 2012, the registrant had outstanding 13,854,447 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2012 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Company Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have acquired 35 insurance and reinsurance companies and 17 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Of the 17 portfolios of insurance and reinsurance business, 10 were Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

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

At the time we acquire a company in run-off, we estimate the fair value of liabilities acquired based on external actuarial advice, as well as our own views of the exposures assumed. While we earn a larger share of our total return on an acquisition from commuting the liabilities that we have assumed, we also try to maximize reinsurance recoveries on the assumed portfolio of business.

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

Alternatively, if the insurer or reinsurer hires a third party, such as us, to manage its run-off business, the insurer or reinsurer will, unlike in a sale of the business, receive little or no cash up front. Instead, the management arrangement may provide that the insurer or reinsurer will retain the profits, if any, derived from the run-off with certain incentive payments allocated to the run-off manager. By hiring a run-off manager, the insurer or reinsurer can outsource the management of the run-off business to experienced and capable individuals, while allowing its own management team to focus on the insurer’s or reinsurer’s core businesses. Our preferred approach to managing run-off business is to align our interests with the interests of the owners through both fixed management fees and certain incentive payments. Under certain management arrangements to which we are a party, however, we receive only a fixed management fee and do not receive any incentive payments.

Following the purchase of a run-off company, or acquisition of a portfolio of business in run-off, or a new consulting engagement to manage a run-off company or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies in run-off, as well as run-off companies or portfolios of businesses on behalf of third-party clients, includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

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

We also attempt, where appropriate, to negotiate favorable commutations with reinsurers by securing the receipt of a lump-sum settlement from the reinsurer in complete satisfaction of the reinsurer’s liability in respect of any future claims under a particular reinsurance contract. We, or the third-party client, are then fully responsible for any claims in the future. We typically invest proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

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

•

Continue to Commit to Highly Disciplined Acquisition, Management and Reinsurance Practices.    We utilize a disciplined approach to minimize risk and increase the probability of positive operating results from companies and portfolios we acquire or manage. We carefully review potential acquisition targets and management engagements for consistency with accomplishing our long-term objective of producing positive operating results. We focus our investigation on risk exposures, claims practices and reserve requirements. In particular, we carefully review all outstanding claims and case reserves, and follow a highly disciplined approach to managing allocated loss adjustment expenses, such as the cost of defense counsel, expert witnesses and related fees and expenses.

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

Recent Transactions

Insurance Australia Group

On September 20, 2011, we, through our wholly-owned subsidiary, Gordian Run-off Limited, or Gordian, acquired an inwards reinsurance portfolio from Insurance Australia Group Limited via an Australian Federal Court approved scheme. Gordian received total assets and assumed total net reinsurance liabilities of approximately $9.7 million Australian dollars (approximately $10.0 million).

Claremont Novation Agreement

On September 1, 2011, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, entered into a novation agreement with another of our wholly-owned subsidiaries, Claremont Liability Insurance Company, or Claremont, and certain of its reinsurers with respect to three specific quota share contracts. Under the novation agreement, Fitzwilliam replaced those companies as reinsurer of Claremont on the quota share contracts in exchange for total assets and liabilities of approximately $22.5 million.

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

In addition, on July 12, 2011, we, through our wholly-owned subsidiary, Fitzwilliam, in connection with the acquisition of Clarendon, entered into a reinsurance agreement with Hannover, which provides adverse development cover, or ADC, to Clarendon to reinsure Hannover for the first $80.0 million of the ADC. We provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of Fitzwilliam.

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

Claremont Acquisition

On December 31, 2010, we, through our wholly-owned subsidiary, CLIC Holdings, Inc., completed the acquisition of Claremont for an aggregate purchase price of $13.9 million. Claremont is a California-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

CIGNA Reinsurance

On December 31, 2010, we, through our wholly-owned subsidiary Fitzwilliam, entered into a 100% reinsurance agreement, administrative services agreement, and related transaction documents with three affiliates of CIGNA Corporation, or CIGNA affiliates, pursuant to which Fitzwilliam reinsured all of the run-off workers compensation and personal accident reinsurance business of those CIGNA affiliates. Pursuant to the transaction documents, the CIGNA affiliates have transferred assets into three reinsurance collateral trusts securing the obligations of Fitzwilliam under the reinsurance agreement and administrative services agreement. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $190.5 million. Fitzwilliam transferred approximately $50 million of additional funds to the trusts to further support these obligations. We funded the contribution to the trusts through a draw on a $115.0 million credit facility entered into with Barclays Bank PLC on December 29, 2010, which was fully repaid on June 30, 2011.

In addition to the trusts, we have provided a limited parental guarantee supporting certain obligations of Fitzwilliam in the amount of $79.7 million. The amount of the guarantee will increase or decrease over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As of December 31, 2011 the amount of the parental guarantee was $79.7 million.

Inter-Hannover

On October 1, 2011, we, through our wholly-owned subsidiary, Brampton Insurance Company Limited, or Brampton, completed the portfolio transfer of certain run-off agency business from International Insurance Company of Hannover, or IICH, under part VII of the Financial Services and Markets Act 2000. The transferring business was previously reinsured by our wholly-owned subsidiary, Fitzwilliam, pursuant to a 100% quota share reinsurance agreement with IICH entered into on December 3, 2010. Fitzwilliam had received total assets and assumed total net reinsurance reserves of approximately $137.1 million from IICH. In addition, we provided a parental guarantee supporting Fitzwilliam’s obligations in the amount of approximately £76.0 million (approximately $118.7 million). The amount of the guarantee will decrease over time in line with relevant independent actuarial assessments. This 100% quota share reinsurance, along with the associated guarantee, was novated in favor of Brampton as part of the portfolio transfer from IICH. As of December 31, 2011, the total amount of the parental guarantee was approximately £31.2 million (approximately $48.5 million).

New Castle

On December 3, 2010, we, through our wholly-owned subsidiary Kenmare, completed the acquisition of New Castle Reinsurance Company Ltd., or New Castle, for an aggregate purchase price of $22.0 million. New Castle is a Bermuda-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

Brampton

On November 2, 2010, we acquired the 49.9% of the shares of Hillcot Holdings Ltd., or Hillcot, from Shinsei Bank Ltd., or Shinsei, that we did not previously own for a purchase price of $38.0 million, resulting in us owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton, a London-domicilied insurer that is in run-off. The fair value of the assets acquired that we did not previously own was $34.9 million. The excess of the purchase price over the fair value of assets acquired in the amount of $3.1 million was recorded as a charge to additional paid-in capital in accordance with the applicable guidance of accounting principles generally accepted in the United States of America, or U.S. GAAP. J. Christopher Flowers, a former member of our board of directors and one of our largest shareholders, is a director and the largest shareholder of Shinsei.

Seaton

On August 3, 2010, we, through our wholly-owned subsidiary, Virginia Holdings Ltd., or Virginia, acquired 55.6% of the shares of Seaton Insurance Company, or Seaton, for a $nil purchase price. Seaton is a Rhode Island-domiciled insurer that is in run-off and, at that time, was the subsidiary of Stonewall Acquisition Corporation, or Stonewall. At that time, Virginia held 44.4% of the outstanding capital stock of Stonewall and, therefore, indirectly owned 44.4% of Seaton through its holdings. The acquisition of the 55.6% of the Seaton shares that it previously did not own was a result of the distribution by Stonewall to Virginia of proceeds and certain other assets following its sale of another subsidiary, Stonewall Insurance Company, to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.). The distribution resulted in Virginia owning 100% of Seaton following the distribution.

Providence Washington

On July 20, 2010, we, through our wholly-owned subsidiary PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company, or PWAC, for a purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank, or the EGL Facility, which was fully repaid on September 13, 2010.

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

In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank, or the Knapton Facility. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility. On June 30, 2011, the Knapton Facility was fully repaid.

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

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC, or FPK, and J.C. Flowers II L.P., or the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, one of our largest shareholders and formerly a member of our board of directors, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Lloyd’s Syndicate 2008 has, to date, entered into 10 RITC agreements with Lloyd’s syndicates. During 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. During 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves of approximately $192.6 million. In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008, required to be in place by February 29, 2012, amounted to £62.9 million (approximately $97.7 million) and will be financed from available cash on hand.

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

Constellation

On January 31, 2009, we, through our wholly-owned subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited, or Constellation, for a total purchase price of approximately $2.5 million. Constellation is a New York-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

Private Placement

On April 20, 2011, we entered into an Investment Agreement, or the Investment Agreement, with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P., or, collectively, the Purchasers, each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, we agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described below, securities representing 19.9% of our outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in us purchased pursuant to the Investment Agreement is less than 4.9%. The securities that the Purchasers have acquired can be further summarized as follows.

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

At the second closing, which occurred on December 22, 2011, we issued to the Purchasers 134,184 Voting Common Shares and 827,504 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $82.7 million.

At the third closing, which occurred simultaneously with the second closing on December 22, 2011, we issued to the Purchasers 1,148,264 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $98.7 million.

The Purchasers may elect to receive Series B Non-Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares upon conversion of Voting Common Shares held by them. Holders of the Series B Non-Voting Common Shares would have the right to convert such shares on a share-for-share basis, subject to certain adjustments, into Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares at their option. All Non-Voting Common Shares received by the Purchasers under the Investment Agreement are Series C Non-Voting Common Shares. Holders of the Series C Non-Voting Common Shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D Non-Voting Common Shares at their option. There is no economic difference in the sub-series of Non-Voting Common Shares, but there are slight differences in the limited voting rights of each sub-series that are designed to address certain regulatory matters affecting the Purchasers.

The total investment made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares and the warrants was approximately $291.6 million.

Share Repurchase

On October 1, 2010, we entered into share repurchase agreements, or the Repurchase Agreements, with three of our executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. We repurchased an aggregate of 600,000 ordinary shares from Dominic F. Silvester (our Chief Executive Officer and member of our board of directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (our Joint Chief Operating Officer, Executive Vice President and a member of our board of directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (our Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by us through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, we entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements.

Management of Run-Off Portfolios

We are a party to several management engagements pursuant to which we have agreed to manage the run-off portfolios of third parties with gross loss reserves, as of December 31, 2011 of approximately $546.9 million. Such arrangements are advantageous for third-party insurers because they allow a third-party insurer to focus its management efforts on its core competency while allowing it to maintain the portfolio of business on its balance sheet. In addition, our expertise in managing portfolios in run-off allows the third-party insurer the opportunity to potentially realize positive operating results if we achieve our objectives in management of the run-off portfolio. We specialize in the collection of reinsurance receivables through our subsidiary Kinsale Brokers Limited. Through our subsidiaries, Enstar (US) Inc. and Cranmore Adjusters Limited, we also specialize in providing claims inspection services whereby we are engaged by third-party insurance and reinsurance providers to review certain of their existing insurance and reinsurance exposures, relationships, policies and/or claims history.

Our primary objective in structuring our management arrangements is to align the third-party insurer’s interests with our interests. Consequently, management agreements typically are structured so that we receive fixed fees in connection with the management of the run-off portfolio and certain incentive payments based on a portfolio’s positive operating results. These agreements do not include the recurring engagements managed by our claims inspection and reinsurance collection subsidiaries, Cranmore Adjusters Limited, Enstar (US), Inc. and Kinsale Brokers Limited, respectively.

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

When appropriate, we negotiate with direct insureds to commute or buy back policies either on favorable terms or to mitigate against existing and/or potential future indemnity exposures and legal costs in an uncertain and constantly evolving legal environment. We also pursue commutations on favorable terms with ceding companies of reinsurance business in order to realize savings or to mitigate against potential future indemnity exposures and legal costs. Such buy-backs and commutations typically eliminate all past, present and future liability to direct insureds and reinsureds in return for a lump sum payment.

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

Reserves for Unpaid Losses and Loss Adjustment Expense

Applicable insurance laws and regulations and generally accepted accounting practices require us to maintain reserves to cover our estimated losses under insurance policies that we have assumed and for loss adjustment expenses, or LAE, relating to the investigation, administration and settlement of policy claims. Our LAE reserves consist of both reserves for allocated loss adjustment expenses, or ALAE, and for unallocated loss adjustment expenses, or ULAE. ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims.

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

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claims history do not exist. There is significant coverage litigation involved with these exposures which creates further uncertainty in the estimation of the liabilities. Therefore, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The actuarial methods used to estimate ultimate loss and ALAE for our latent exposures are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

For the non-latent loss exposures, a range of traditional loss development extrapolation techniques is applied. Incremental paid and incurred loss development methodologies are the most commonly used methods. Traditional cumulative paid and incurred loss development methods are used where inception-to-date, cumulative paid and reported incurred loss development history is available. These methods assume that groups of losses from similar exposures will increase over time in a predictable manner. Historical paid and incurred loss development experience is examined for earlier underwriting years to make inferences about how later underwriting years’ losses will develop. Where company-specific loss information is not available or not reliable, industry loss development information published by reliable industry sources such as the Reinsurance Association of America is considered. The actuarial methods used to estimate ultimate loss and ALAE for our non-latent exposures are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

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

Gross Loss and Loss Adjustment Expense Reserves	Years Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands of U.S. dollars)
Reserves assumed	$419,717	$284,409	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136	$3,291,275	$4,282,916
1 year later	348,279	302,986	365,913	900,274	909,984	1,227,427	1,436,051	2,661,011	2,237,124	3,057,032
2 years later	360,558	299,281	284,583	1,002,773	916,480	1,084,852	1,358,900	2,422,291	2,039,141
3 years later	359,771	278,020	272,537	1,012,483	853,139	1,020,755	1,284,304	2,245,557
4 years later	332,904	264,040	243,692	953,834	778,216	949,595	1,235,982
5 years later	316,257	242,278	216,875	879,504	733,151	905,043
6 years later	294,945	238,315	204,875	835,488	717,413
7 years later	290,926	229,784	195,795	820,168
8 years later	282,066	216,969	190,281
9 years later	269,522	212,755
10 years later	265,043
Reserve redundancy	$154,674	$71,654	$191,250	$227,145	$89,146	$309,376	$355,467	$552,730	$439,995	$234,243

	Years Ended December 31,
Gross Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands of U.S. dollars)
1 year later	$97,036	$43,721	$19,260	$110,193	$117,666	$90,185	$407,692	$364,440	$377,159	$430,284
2 years later	123,844	64,900	43,082	226,225	198,407	197,751	575,522	727,205	575,814
3 years later	142,282	84,895	61,715	305,913	268,541	353,032	688,946	912,401
4 years later	160,193	101,414	75,609	375,762	402,134	423,731	726,332
5 years later	174,476	110,155	87,274	509,319	442,624	455,414
6 years later	181,800	121,000	101,958	549,033	458,532
7 years later	189,023	135,426	108,901	564,900
8 years later	200,454	140,492	111,350
9 years later	204,805	142,638
10 years later	206,552

Net Loss and Loss Adjustment Expense Reserves	Years Ended December 31,
	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands of U.S. dollars)
Reserves assumed	$224,507	$184,518	$230,155	$736,660	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408	$2,765,835	$2,899,913
1 year later	190,768	176,444	220,712	653,039	590,153	875,636	1,034,588	2,216,928	1,851,268	2,533,710
2 years later	176,118	178,088	164,319	652,195	586,059	753,551	950,739	1,940,472	1,673,922
3 years later	180,635	138,251	149,980	649,355	532,804	684,999	874,961	1,783,372
4 years later	135,219	129,923	136,611	600,939	454,933	611,182	816,039
5 years later	124,221	119,521	108,666	531,666	408,270	557,109
6 years later	114,375	112,100	104,127	485,392	388,471
7 years later	106,920	108,447	92,972	466,303
8 years later	103,311	93,188	87,451
9 years later	88,345	89,460
10 years later	84,373
Reserve redundancy	$140,134	$95,058	$142,704	$270,357	$204,689	$315,150	$347,446	$620,340	$457,486	$232,125

	Years Ended December 31,
Net Paid Losses	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in thousands of U.S. dollars)
1 year later	$38,634	$10,557	$11,354	$78,488	$79,398	$43,896	$112,321	$247,823	$250,635	$313,642
2 years later	32,291	24,978	6,312	161,178	125,272	(70,430)	243,146	480,102	381,820
3 years later	44,153	17,304	9,161	206,351	(14,150)	58,228	324,735	603,875
4 years later	34,483	24,287	(1,803)	67,191	102,776	108,109	347,215
5 years later	39,232	9,686	2,515	184,150	132,405	128,567
6 years later	23,309	14,141	11,348	212,822	143,252
7 years later	24,176	22,966	11,808	223,944
8 years later	30,551	21,400	13,463
9 years later	28,303	23,281
10 years later	29,816

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Years Ended December 31,
	2011	2010	2009
	(in thousands of U.S. dollars)
Net reserves for loss and loss adjustment expenses, beginning of period	$2,765,835	$2,131,408	$2,403,712
Net reduction in ultimate loss and loss adjustment expense liabilities	(295,447)	(311,834)	(259,627)
Net losses paid	(284,611)	(294,996)	(257,414)
Effect of exchange rate movement	(9,170)	(3,836)	73,512
Retroactive reinsurance contracts assumed	112,821	785,731	56,630
Acquired on purchase of subsidiaries	610,485	459,362	114,595

Net reserves for loss and loss adjustment expenses, end of period	$2,899,913	$2,765,835	$2,131,408

In the table above, net reduction in ultimate loss and loss adjustment expense liabilities represents changes in estimates of prior period net loss and loss adjustment expense liabilities comprising net incurred loss movements during a period and changes in estimates of net IBNR liabilities. Net incurred loss movements during a period comprise increases or reductions in specific case reserves advised during the period to us by our policyholders and attorneys, or by us to our reinsurers, less claims settlements made during the period by us to our policyholders, plus claim receipts made to us by our reinsurers. Prior period estimates of net IBNR liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. The trend of incurred loss development in any period comprises the movement in net case reserves less net claims settled during the period. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 69 for an explanation of how the loss reserving methodologies are applied to the movement, or development, of net incurred losses during a period to estimate IBNR liabilities.

Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds, often at a discount to the previously estimated ultimate liability. Commutations are beneficial to us as they extinguish liabilities and reduce the potential for future adverse loss development. All prior historical loss development that relates to commuted exposures is eliminated to produce revised historical loss development for the remaining non-commuted exposures. Our independent actuaries apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess their estimates of ultimate liabilities, and, after management’s review of and, if necessary, adjustments to those estimates, we reassess our estimate of IBNR reserves. Because the majority of commutation activity takes place during the fourth quarter, the focus of our actuarial evaluation of ultimate liabilities also occurs in the fourth quarter.

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies (discussed further under “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” on page 67), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

Year Ended December 31, 2011

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 was $295.4 million, excluding the impact of foreign exchange rate movements of $9.2 million and including both net reduction in ultimate loss and loss adjustment expense liabilities of $17.5 million relating to companies and portfolios acquired during the year and premium and commission adjustments triggered by incurred losses of $32.5 million, as well as the Claremont novation agreement settlement of $22.5 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 of $295.4 million was attributable to a reduction in estimates of net ultimate losses of $250.2 million, a reduction in aggregate provisions for bad debts of $42.8 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $45.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $42.7 million.

The reduction in estimates of net ultimate losses of $250.2 million comprised net incurred favorable loss development of $25.4 million and reductions in IBNR reserves of $224.8 million. The decrease in the aggregate estimate of IBNR loss reserves of $224.8 million (compared to $236.9 million during the year ended December 31, 2010) was comprised of $57.9 million relating to asbestos liabilities (compared to $67.8 million in 2010), $2.8 million relating to environmental liabilities (compared to $4.2 million in 2010) and $164.1 million relating to all other remaining liabilities (compared to $164.9 million in 2010). The aggregate reduction in IBNR of $224.8 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 113 commutations (including three commutations completed shortly after December 31, 2011), to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development of $25.4 million, resulting from settlement of net advised case and LAE reserves of $310.0 million for net paid losses of $284.6 million, related to the settlement of non-commuted losses in the year and approximately 110 commutations of assumed and ceded exposures, excluding the three commutations completed subsequent to December 31, 2011. Net incurred liabilities settled by way of commutation during the year ended December 31, 2011 (excluding the three commutations completed subsequent to December 31, 2011) amounted to $71.5 million compared to the net reduction in advised case reserves during the same period of $310.0 million. Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 113 commutations completed, nine related to our top ten insured and/or reinsured exposures, including three completed shortly after December 31, 2011 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year, and two related to our top ten ceded reinsurance assets. The remaining 102 commutations, of which approximately 46% were completed during the three months ended December 31, 2011, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2011, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2011 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $224.8 million in 2011.

The reduction in aggregate provisions for bad debt of $42.8 million was a result of the collection, primarily during the three months ended December 31, 2011, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

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

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in IBNR reserves of $236.9 million. The decrease in the aggregate estimate of IBNR loss reserves of $236.9 million (compared to $318.2 million during the year ended December 31, 2009) was comprised of $67.8 million relating to asbestos liabilities (compared to $158.4 million in 2009), $4.2 million relating to environmental liabilities (compared to $17.0 million in 2009) and $164.9 million relating to all other remaining liabilities (compared to $142.8 million in 2009). The aggregate reduction in IBNR of $236.9 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data following 90 commutations to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The lower reduction in asbestos IBNR reserves during 2010 was primarily due to reduced commutations of asbestos related exposures compared to the prior year. Total net loss reserves acquired from January 1, 2008 to December 31, 2010 amounted to $3,197.3 million, of which $2,634.5 million, or 82.4% related to all other losses. This increase in all other loss reserves provided the basis for a greater reduction in all other IBNR reserves. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2010 amounted to $109.7 million compared to the net reduction in advised case reserves during the same period of $336.1 million. Of the 90 commutations completed during 2010, three related to our top ten insured and/or reinsured exposures, including one commutation completed shortly after December 31, 2009 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year ended December 31, 2009, and one related to the commutation of one of our largest ceded reinsurance assets. The remaining 86 commutations, of which approximately 43% were completed during the three months ended December 31, 2010, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2010, including commutations (but excluding the impact of the commutation that was completed subsequent to the year ended December 31, 2009) and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2010 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $236.9 million in 2010.

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

The reduction in estimates of net ultimate losses of $274.8 million comprised net incurred loss development of $43.3 million and reductions in IBNR reserves of $318.2 million. The decrease in the estimate of IBNR loss reserves of $318.2 million (compared to $187.9 million for the year ended December 31, 2008) was comprised of $158.4 million relating to asbestos liabilities (compared to $79.0 million in 2008), $17.0 million relating to environmental liabilities (compared to $10.8 million in 2008) and $142.8 million relating to all other remaining liabilities (compared to $98.1 million in 2008). The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2009, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The larger reduction in asbestos IBNR reserves in 2009 was primarily due to the further commutation of asbestos reserves relating to one of our insurance entities that had benefited from a substantial stop loss protection until December 18, 2008. The larger reduction in all other IBNR reserves in 2009 was primarily due to incurred loss development in one of our entities acquired during 2008 that was in line with incurred loss development expected by our external actuaries and was, therefore, offset by a corresponding reduction in IBNR reserves, as well as the completion of a commutation by the same entity subsequent to the year-end referred to below. The net incurred loss development of $43.3 million resulting from settlement of net advised case and LAE reserves of $214.1 million for net paid losses of $257.4 million, related to the settlement of non-commuted losses in the year and approximately 79 commutations of assumed and ceded exposures. Of the 79 commutations completed during 2009, two related to our top ten insured and/or reinsured exposures. The remaining 77 were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. Approximately 76% of commutations completed in 2009 related to commutations completed during the three months ended December 31, 2009. Net incurred liabilities settled by way of commutation during the year ended December 31, 2009 amounted to $81.9 million compared to the net reduction in advised case reserves during the same period of $214.1 million. Subsequent to the year end, one of our insurance entities completed a commutation of another of one of our top ten reinsured exposures. The combination of the claims settlement activity in 2009, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2009 related to such exposures compared to prior forecasts as well as the impact of the commutation that was completed subsequent to the year-end), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $318.2 million in 2009.

The reduction in aggregate provisions for bad debt of $11.7 million was a result of the collection, primarily during the three months ended March 31, 2009, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Asbestos and Environmental (A&E) Exposure

General A&E Exposures

A number of our subsidiaries wrote general liability policies and reinsurance prior to their acquisition by us under which policyholders continue to present asbestos-related injury claims and claims alleging injury, damage or clean-up costs arising from environmental pollution. These policies, and the associated claims, are referred to as A&E exposures. The vast majority of these claims are presented under policies written many years ago.

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

Our independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2011, we had net loss reserves of $528.4 million for asbestos-related claims and $93.1 million for environmental pollution-related claims. The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Years Ended December 31,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$825,212	$736,172	$750,972	$667,632	$943,970	$846,421
A&E losses and ALAE incurred during the year	(61,120)	(81,286)	(71,302)	(78,801)	(51,612)	(78,756)
A&E losses and ALAE paid during the year	(61,291)	(33,399)	(101,917)	(67,756)	(158,391)	(115,479)
Provision for A&E claims and ALAE acquired during the year	—	—	247,459	215,097	17,005	15,446

Provision for A&E claims and ALAE at December 31	$702,801	$621,487	$825,212	$736,172	$750,972	$667,632

During 2011, 2010 and 2009, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $122.4 million, $173.2 million and $210.0 million on a gross basis and by $114.7 million, $146.6 million and $194.2 million on a net basis, respectively. The reductions in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and reductions in IBNR resulting from actuarial analysis of remaining liabilities.

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

Much like tort reform, asbestos litigation reform has also spurred a significant increase in the number of lawsuits filed in advance of the law’s enactment. We cannot predict whether the drop off in the number of filed claims is due to the accelerated number of filings or an actual trend in the decline of alleged asbestos injuries.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,298 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency as of September 30, 2011, the end of its most recent fiscal year, an increase of 16 sites from the prior year. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

Other Latent Exposures

While we do not view health hazard exposures such as silica and tobacco as becoming a material concern, recent developments in lead litigation have caused us to watch these matters closely. Recently, municipal and state governments have had success, using a public nuisance theory, pursuing the former makers of lead pigment for the abatement of lead paint in certain home dwellings. As lead paint was used almost exclusively into the early 1970’s, large numbers of old housing stock contain lead paint that can prove hazardous to people and, particularly, children. Although governmental success has been limited thus far, we continue to monitor developments carefully due to the size of the potential awards sought by plaintiffs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Latent Claims” on page 74 for a further discussion of recent lead paint developments.

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

As of December 31, 2011, we had cash and cash equivalents of $1.22 billion. Our cash and cash equivalent portfolio is comprised mainly of high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity securities of short-to-medium term duration — 90.8% of our total investment portfolio as of December 31, 2011 consisted of investment grade securities, as compared to 87.6% as of December 31, 2010. In addition, our non-investment grade securities, excluding bond funds included as part of other investments, comprised 7.6% and 8.2% of our total investment portfolio, as at December 31, 2011 and 2010, respectively, and consisted of exposures to equities, limited partnerships and limited liability companies, collectively private equities, certain fixed maturity securities, bond and hedge funds. Assuming the commitments to the other investments were fully funded as of December 31, 2011 out of cash balances on hand at that time, the percentage of investments held in other than investment grade securities would increase to 9.7%. As of December 31, 2010, the increase would have been to 11.0%.

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

Investment Committee and Investment Manager

The investment committee of our board of directors supervises our investment activity. The investment committee regularly monitors our overall investment results, which it ultimately reports to the board of directors. Our investment committee is comprised of Robert J. Campbell, the chairman of the committee, Richard J. Harris, Charles T. Akre, Jr. and Sumit Rajpal. With the exception of Mr. Harris, our Chief Financial Officer, all of the members of the committee are members of our board of directors. J. Christopher Flowers served on the investment committee until his resignation as a director on May 6, 2011. The investment committee met five times during the year ended December 31, 2011 in conjunction with our regularly scheduled board of directors meetings. The committee made the following major decisions during the year: (i) approved increased allocations to equities and structured credit securities; (ii) approved increased allocation from cash into short duration securities, predominantly corporate and non-U.S. government securities; and (iii) ensured that the investment portfolio of each entity we acquired during the year met our investment criteria in regards to duration and ratings.

As stated in “— Investment Strategy and Guidelines” above, we generally follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and settlement of commutation payments. Our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity securities of short-to-medium duration and mutual funds. As of

December 31, 2011, only 4.2% of our total investment portfolio was classified as Level 3 as defined in the Fair Value Measurements and Disclosure topic of the Financial Accounting Standards Board Accounting Standards Codification, or FASB ASC. Given our investment objectives, the composition of our current investment portfolio, and our business strategy to acquire insurance and reinsurance companies in run-off, our investment committee’s efforts tend to be focused on the structural issues surrounding acquired portfolios. While the investment committee does review the ongoing performance of our investment portfolio, we have not experienced significant widespread liquidity or pricing issues with our portfolio that would require meaningful review by the committee.

We utilize various companies to provide investment advisory and/or management services. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2011 were $2.8 million, including approximately $0.7 million to our largest single investment manager. We have investment management agreements with all of our managers, however, none of them are material to us.

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

Composition as of December 31, 2011 and 2010

As of December 31, 2011 and 2010, the fair value of our aggregate invested assets totaled approximately $4.56 billion and $3.88 billion, respectively. Aggregate invested assets included cash and cash equivalents, restricted cash and cash equivalents, fixed maturity securities, equities, short-term investments and other investments.

The following table shows the types of securities in our portfolio, including cash equivalents, and their fair market values as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
Cash and cash equivalents (1)	$1,223,665	26.8%	$1,455,354	37.5%

U.S. government and agency	418,837	9.2%	227,803	5.9%
Non-U.S. government	380,778	8.3%	386,866	10.0%
Corporate	1,968,243	43.2%	1,347,384	34.7%
Municipal	25,416	0.6%	2,297	0.1%
Residential mortgage-backed	110,785	2.4%	102,506	2.6%
Commercial mortgage-backed	86,694	1.9%	38,841	1.0%
Asset-backed	62,201	1.4%	28,613	0.7%

Fixed maturities (2)	3,052,954	67.0%	2,134,310	55.0%
Other investments	192,264	4.2%	234,714	6.0%
Equities	89,981	2.0%	60,082	1.5%

Total investments	3,335,199	73.2%	2,429,106	62.5%

Total cash and investments	$4,558,864	100.0%	$3,884,460	100.0%

(1)	Includes restricted cash and cash equivalents of $373.2 million and $656.2 million as of December 31, 2011 and 2010, respectively.

(2)	Includes restricted investments of $830.9 million and $468.2 million as of December 31, 2011 and 2010, respectively.

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

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that are diversified across a wide range of issuers and industries. The largest single issuer of corporate securities in our portfolio as of December 31, 2011 was National Australia Bank, which represented 3.3% of our total cash and investments and had a credit rating of AA-.

Other Investments

	Years Ended December 31,
	2011	2010
	(in thousands of U.S. dollars)
Private equities	$107,388	$104,109
Bond funds	54,537	102,279
Hedge fund	24,395	22,037
Other	5,944	6,289

Total	$192,264	$234,714

We have a capital commitment of $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2011, the capital contributed to GSC was $9.9 million, with the remaining commitment being $0.1 million.

We have a capital commitment of $100.0 million in the Flowers Fund and $100.0 million in J.C. Flowers III L.P., or Fund III. Both the Flowers Fund and Fund III are private investment funds advised by J.C. Flowers & Co. LLC. As of December 31, 2011, the capital contributed to the Flowers Fund and Fund III was $97.8 million and $30.7 million, respectively, with the remaining commitment being approximately $2.2 million and $69.3 million, respectively. During 2011, we received $0.5 million in advisory service fees from the Flowers Fund. Certain of our officers and directors made personal investments in the Flowers Fund.

On January 28, 2009, we invested approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with J.C. Flowers & Co. LLC and Mr. Flowers, in connection with its investment in certain of the operations, assets and liabilities of OneWest Bank FSB (formerly known as IndyMac Bank, F.S.B.).

We had, as of December 31, 2011 and 2010, excluding our investment in Varadero International Ltd., or Varadero, investments in entities affiliated with Mr. Flowers with a total value of $102.3 million and $96.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, for the same periods, of $71.5 million and $84.6 million, respectively. Our outstanding commitments may be drawn down over approximately the next four years. As at December 31, 2011, our related party investments associated with Mr. Flowers, including our investment in Varadero, accounted for 92.2% of our total unfunded capital commitments and 65.9% of our total amount of investments classified as other investments.

In March 2010, we committed to invest $20.0 million in Varadero, a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. In December 2011, we committed to invest a further $21.5 million in the hedge fund. As at December 31, 2011, we had funded 100% of our capital commitment. Both the investment manager and general partner are partially owned by an entity affiliated with us and Mr. Flowers.

In July 2011, we committed to invest an aggregate $1.0 million in Meetinghouse Funding III. As at December 31, 2011, we had contributed $0.1 million to the Meetinghouse Fund with the remaining unfunded commitment being approximately $0.9 million.

In October 2011, we made a commitment to invest an aggregate $5.0 million in Dowling Capital Partners I, L.P. (“Dowling”). As at December 31, 2011, we had not contributed any capital to Dowling.

During 2011, we redeemed approximately $66.9 million and invested $19.3 million in various bond funds.

Equities

During 2011, we increased our allocation to global equities by $29.9 million. Our equity portfolios consist primarily of well diversified publicly traded common stocks. We also have approximately $7.6 million of preferred stocks. As at December 31, 2011, no single common stock or preferred stock accounted for more than 4.5% or 5.1%, respectively, of the total value of our equity portfolios. No impairment charges were recorded in 2011 in relation to any of our equity portfolios.

Ratings as of December 31, 2011 and 2010

The investment ratings (provided by major rating agencies) for our fixed maturity securities held as of December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
AAA	$1,096,824	35.9%	$812,407	38.1%
AA	533,365	17.5%	450,802	21.1%
A	1,011,833	33.1%	741,761	34.8%
BBB or lower	384,833	12.6%	122,257	5.7%
Not Rated	26,099	0.9%	7,083	0.3%

Total	$3,052,954	100.0%	$2,134,310	100.0%

Maturity Distribution as of December 31, 2011 and 2010

The maturity distribution for our fixed maturity securities held as of December 31, 2011 and 2010 was as follows:

	December 31, 2011		December 31, 2010
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
Due in one year or less	$1,158,546	38.0%	$966,319	45.3%
Due after one year through five years	1,465,176	48.0%	940,017	44.0%
Due after five years through ten years	152,829	5.0%	47,627	2.2%
Due after ten years	16,723	0.6%	10,387	0.5%

	2,793,274	91.6%	1,964,350	92.0%
Residential mortgage-backed	110,785	3.6%	102,506	4.8%
Commercial mortgage-backed	86,694	2.8%	38,841	1.8%
Asset-backed	62,201	2.0%	28,613	1.4%

Total	$3,052,954	100.0%	$2,134,310	100.0%

Unrealized Losses as of December 31, 2011 and 2010

The unrealized losses for our fixed maturity available-for-sale securities held as of December 31, 2011 and 2010 were as follows:

	December 31, 2011			December 31, 2010
	Fair Value	Unrealized Losses	% of Total Fair Value	Fair Value	Unrealized Losses	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$8,318	$(433)	5.3%	$23,777	$(92)	10.9%
Non-U.S. government	31,287	(828)	20.0%	38,838	(314)	17.8%
Corporate	101,303	(2,578)	64.7%	129,774	(1,615)	59.3%
Residential mortgage-backed	1,335	(108)	0.9%	13,642	(234)	6.2%
Commercial mortgage-backed	215	(7)	0.1%	2,046	(11)	0.9%
Asset-backed	14,068	(413)	9.0%	10,641	(346)	4.9%

Total available-for-sale investments	$156,526	$(4,367)	100.0%	$218,718	$(2,612)	100.0%

Investment Returns for the Years ended December 31, 2011 and 2010

Our investment returns for the years ended December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010
	(in thousands of U.S. dollars)
Net investment income	$69,870	$99,906
Net realized and unrealized gains (losses)	8,020	13,137

Net investment income and net realized and unrealized gains (losses)	$77,890	$113,043

Effective annualized yield (1)	1.70%	2.38%

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

Independent Approved Auditor.    Every regulated Bermuda insurer must appoint an independent auditor who will audit and report annually on the statutory financial statements and the statutory financial return of the insurer, both of which, in the case of our regulated Bermuda subsidiaries, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA and may be the same person or firm that audits our consolidated financial statements and reports for presentation to our shareholders. Our regulated Bermuda subsidiaries’ independent auditor is Deloitte & Touche, who also audits our consolidated financial statements.

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

Statutory Financial Statements.    Each of our regulated Bermuda subsidiaries must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of the statutory financial statements, which include, in statutory form, a balance sheet, an income statement, a statement of capital and surplus and notes thereto. Each of our regulated Bermuda subsidiaries is required to give detailed information and analyses regarding premiums, claims, reinsurance and investments. The statutory financial statements are not prepared in accordance with U.S. GAAP and are distinct from the financial statements prepared for presentation to an insurer’s shareholders under the Bermuda Companies Act. As a general business insurer, each of our regulated Bermuda subsidiaries is required to submit to the BMA the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA.

Annual Statutory Financial Return.    Each of our regulated Bermuda insurance and reinsurance subsidiaries is required to file with the BMA a statutory financial return no later than six months, in the case of a Class 2, or four months in the case of a Class 3A, after its fiscal year end unless specifically extended upon application to the BMA. The statutory financial return for an insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificates, declaration of statutory ratios, the statutory financial statements, and the opinion of the loss reserve specialist. The solvency certificates must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer has complied with the conditions attached to its certificate of registration. The independent approved auditor is required to state whether, in its opinion, it was reasonable for the directors to make these certifications. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return. Further, every Class 2 insurer must submit a Loss Reserve Specialist Opinion on a triennial basis, while Class 3A insurers must submit annually. Additionally, all Class 3A insurers are required to submit a Schedule of Ceded Reinsurance pursuant to the Insurance Act.

Minimum Liquidity Ratio.    The Insurance Act provides a minimum liquidity ratio for general business insurers, like our regulated Bermuda insurance and reinsurance subsidiaries. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include, but are not limited to, cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. There are some categories of assets that, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. Relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (i.e., liabilities that are not otherwise specifically defined).

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

Beginning January 1, 2012, Class 3A insurers are required to maintain available statutory capital and surplus in an amount that is equal to or exceeds the target capital levels based on Enhanced Capital Requirements, or ECR, calculated using the Bermuda Solvency Capital Requirement, or BSCR, model. The BSCR model is a risk based capital model introduced by the BMA that measures risk and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirement) based on the subsidiary’s statutory financial statements. Each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited from declaring or paying any dividends during any fiscal year if it is in breach of its minimum solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If the subsidiary has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any fiscal year, the relevant regulated Bermuda subsidiaries will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next fiscal year. In addition, a Class 3A insurer, if it is in breach of its ECR, will be prohibited from declaring or paying dividends until it rectifies that breach.

Each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Additionally, under the Bermuda Companies Act, we and each of our regulated Bermuda subsidiaries may declare or pay a dividend, or make a distribution from contributed surplus, only if we have no reasonable grounds for believing that the subsidiary is, or will be after the payment, unable to pay its liabilities as they become due, or that the realizable value of its assets will thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

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

Notification by Shareholder Controller of New or Increased Control.    Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

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

Insurance business (which includes reinsurance business) is authorized and supervised by the FSA. Insurance business in the United Kingdom is divided between two main categories: long-term insurance (which is primarily investment-related) and general insurance. Aside from certain insurers with historical exemptions, it is not possible for an insurance company to be authorized in both long-term and general insurance business. These two categories are both divided into “classes” (for example: permanent health and pension fund management are two classes of long-term insurance; damage to property and motor vehicle liability are two classes of general insurance). Under the Financial Services and Markets Act 2000, or FSMA, effecting or carrying out contracts of insurance, within a class of general or long-term insurance, by way of business in the United Kingdom, constitutes a regulated activity requiring individual authorization. An authorized insurance company must have permission for each class of insurance business it intends to write.

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

Solvency Requirements.    The General Prudential Sourcebook and the Prudential Sourcebook for Insurers require that insurance companies calculate and maintain a required solvency margin at all times in respect of any general insurance undertaken by the insurance company. The calculation of the required margin in any particular case depends on the type and amount of insurance business a company writes. The method of calculation of the required solvency margin is set out in the General Prudential Sourcebook and the Prudential Sourcebook for Insurers, and for these purposes, all insurer’s assets and liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised. We continuously monitor the solvency capital position of the U.K. subsidiaries and maintain capital in excess of the required solvency margin.

Insurers are required to calculate an Enhanced Capital Requirement, or ECR, in addition to their required solvency margin. This represents a more risk-sensitive calculation than the previous required solvency margin requirements and is used by the FSA as its benchmark in assessing its Individual Capital Adequacy Standards. Insurers must maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they come due. In order to carry out the assessment as to the necessary financial resources that are required, insurers are required to identify the major sources of risk to its ability to meet its liabilities as they come due, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. In addition, the FSA gives Individual Capital Guidance, or ICG, regularly to insurers and reinsurers following receipt of individual capital assessments, prepared by firms themselves. The FSA’s guidance may be that a company should hold more or less than its then current level of regulatory capital, or that the company’s regulatory capital should remain unaltered. We calculated the ECR for our regulated U.K. subsidiaries for the period ended December 31, 2010 and submitted those calculations in March 2011 to the FSA as part of their statutory filings. The ECR calculations for our regulated U.K. subsidiaries for the year ended December 31, 2011 will be submitted by no later than March 31, 2012.

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

Solvency II.    In April 2009, the European Parliament approved the Solvency II framework directive. Solvency II is currently due to come into force on December 31, 2012, although this is expected to be delayed until January 1, 2014. Solvency II will set out new, strengthened EU-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of EU insurers.

Restrictions on Dividend Payments.    U.K. company law prohibits our U.K. subsidiaries (including our regulated subsidiaries) from making a distribution unless they have “profits available for the purpose.” The determination of whether a company has profits available for distribution is based principally on the calculation of its accumulated realized profits less its accumulated realized losses. While the United Kingdom insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA strictly controls the maintenance of each insurance company’s required solvency margin within its jurisdiction. The FSA’s rules require our regulated U.K. subsidiaries to obtain FSA approval for any proposed or actual payment of a dividend.

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

Change of Control.    FSMA regulates the acquisition of “control” of any U.K. insurance company authorized under FSMA. Any company or individual that (together with its or his concert parties) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or its parent company, is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or its parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or its parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of our ordinary shares would therefore be considered to have acquired “control” of our regulated U.K. subsidiaries.

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

Australia

In Australia, three of our subsidiaries are companies with Insurance Act 1973 authorizations. Two of these companies are insurance companies authorized to conduct run-off business and one is an authorized non-operating holding company, or NOHC. In addition, we have five Australian registered companies not authorized to conduct insurance business, but which provide services to the authorized entities or serve as holding companies.

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

APRA and ASIC entered into a Memorandum of Understanding in May 2010. The objective of the Memorandum was to set out the framework for cooperation between the two agencies in areas of common interest and to set out the responsibilities of each entity. The Memorandum outlined APRA’s responsibilities as the prudential supervisor of the financial services industry and ASIC’s responsibilities as the body that would be monitoring, regulating and enforcing the Corporations Act and the Financial Services Reform Act and promoting market integrity.

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

Compliance and Governance.    Section 32 of the 1973 Act authorizes APRA to determine, vary and revoke prudential standards that impose different requirements to be complied with by different classes of general insurers, authorized non-operating holding companies and their respective subsidiaries. Presently APRA has issued prudential standards that apply to general insurers in relation to capital adequacy, the holding of assets in Australia, risk management, business continuity management, reinsurance management, outsourcing, audit and actuarial reporting and valuation, the transfer and amalgamation of insurance businesses, governance, and the fit and proper assessment of the insurer’s responsible persons. APRA regulates life insurers, authorised deposit-taking institutions and general insurers and has determined to harmonize some of the existing industry specific prudential standards. Therefore, as of July 1, 2012, the standards for Business Continuity Management, Outsourcing, Governance and Fit and Proper assessments will become cross-industry prudential standards rather than specific only to general insurers and will go by the title CPS rather than GPS.

Prudential standard GPS 510-Governance, released by APRA effective April 1, 2010, imposes remuneration obligations on general insurers. GPS 510-Governance mandates that the Board of a general insurer (or the group Board if part of a corporate group) must have a remuneration policy that aligns remuneration and risk management. Furthermore, it requires that a Board remuneration committee must be established for each regulated entity (or each group if the regulated entity is part of a corporate group).

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

In December 2011, APRA issued draft Prudential Standards which will create a new capital framework for determining capital adequacy. It is intended that the new capital framework will become effective from January 1, 2013.

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

For the purposes of the group supervision and reporting prudential standards, our Australian authorized NOHC is deemed the parent entity of a Level 2 insurance group. The prudential standards for insurance group supervision became effective on March 31, 2009 and new reporting standards become effective as of July 1, 2011 for Level 2 insurance groups. The first reporting for Level 2 insurance groups under these new standards is due on March 31, 2012.

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

United States

As of December 31, 2011, we own eleven property and casualty insurance companies domiciled in the U.S., our U.S. Insurers, all of which are in run-off.

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

Before a person can acquire control of a domestic insurer (including a reinsurer) or any person controlling such insurer or reinsurer, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Prior to granting approval of an application to acquire control of a domestic insurer or person controlling the domestic insurer, the state insurance commissioner of the jurisdiction in which the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the closing of the acquisition of control. Generally, state statutes and regulations provide that “control” over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls a domestic insurer. Florida statutes presently create a presumption of control when any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 5% or more of the voting securities or securities convertible into voting securities of the domestic insurer or person controlling a domestic insurer, but pending legislation in Florida will raise this threshold to 10% effective July 1, 2012.

Because a person acquiring 5% or more of our ordinary shares would be presumed to acquire control of Capital Assurance and Clarendon Select Insurance Company, each of which is domiciled in Florida, and because a person acquiring 10% or more of our ordinary shares would be presumed to acquire control of the other U.S. Insurers, the U.S. insurance change of control laws will likely apply to such transactions.

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

Insurance Regulatory Information System Ratios.    The Insurance Regulatory Information System, or IRIS, of the National Association of Insurance Commissioners, or NAIC, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report four or more unusual values are generally targeted for regulatory review. For 2011, certain of our U.S. Insurers generated IRIS ratios that were outside of the usual ranges. Only Seaton has been subject to any increased regulatory review, but there is no assurance that our other U.S. Insurers will not be subject to increased scrutiny in the future.

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

Some of our U.S. Insurers, from time to time, may have risk-based capital levels that are below required levels and be subject to increased regulatory scrutiny and control by their domestic insurance regulator. As of December 31, 2011, one of our U.S. Insurers was not in compliance with its applicable risk-based capital level. We do not believe this company’s non-compliance presents material risk to our operations or our financial condition. With the exception of the above, all of our consolidated U.S. Insurers were in compliance with minimum risk-based capital levels as of December 31, 2011.

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

When our U.S. Insurers and our insurers domiciled outside the U.S. reinsure risks from cedants domiciled or licensed in U.S. jurisdictions in which our reinsurers are not also domiciled or admitted, our insurers may be indirectly subject to some regulatory requirements imposed by jurisdictions in which such ceding companies are licensed due to requirements relating to the provision of credit for reinsurance. Other than Lloyd’s syndicates, which are authorized non-U.S. insurers, our non-U.S. insurers are not licensed, accredited or otherwise approved by or domiciled in any state in the U.S. and our U.S. Insurers are not admitted in all U.S. jurisdictions. Accordingly, primary insurers are only willing to cede business to such insurers if we provide adequate security to allow the primary insurer to take credit on its balance sheet for the reinsurance it purchased. Such security may be provided by various means, including the posting of a letter of credit or deposit of assets into a trust fund for the benefit of the primary insurer.

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

In addition, on July 21, 2010, the President of the United States signed into law the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which has significant implications for the insurance industry. Among other things, the Dodd-Frank Act established the Financial Services Oversight Council, or the FSOC, which is authorized to require supervision of certain significant non-bank financial companies, including insurance companies, by the Board of Governors of the Federal Reserve, or the Board of Governors. The Dodd-Frank Act also created within the United States Department of the Treasury a new Federal Insurance Office, or the FIO. The FSOC and the FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The Dodd-Frank Act authorizes the federal preemption of certain state insurance laws and streamlines the regulation of reinsurance and surplus lines insurance. Many provisions of the Dodd-Frank Act will become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted. At this time, we cannot assess the potential impact of the Dodd-Frank Act on the U.S. insurance industry, or on us, including our subsidiaries, or our results of operations, financial condition or liquidity. However, our business could be affected by changes to the U.S. system of insurance regulation or if we or any of the insurers, reinsurers or other companies with which we do business become subject to supervision by the Board of Governors.

Although state regulation is the dominant form of U.S. regulation for insurance and reinsurance business, from time to time Congress has shown concern over the adequacy and efficiency of the state regulation. It is not possible to predict whether Congress will enact new laws regulating insurance or the future impact of any potential federal laws or regulations on our U.S. subsidiaries’ capital and operations, and any such laws or regulations could materially adversely affect their business.

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

Competition

We compete in international markets with domestic and international reinsurance companies to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off. The acquisition and management of companies and portfolios in run-off is highly competitive. Some of these competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements.

Employees

As of December 31, 2011, we had 415 employees, 4 of whom were executive officers. All non-Bermudian employees who operate out of our Bermuda office are subject to approval of any required work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Financial Information About Geographic Areas

We acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance in run-off, and provide management, consulting and other services through our subsidiaries located in Bermuda, the United Kingdom, the United States, Europe and Australia to large multinational company clients with insurance and reinsurance companies and portfolios in run-off, relating to risks spanning the globe. As a result, extracting and quantifying revenues attributable to certain geographic locations would be impracticable given the global nature of the business.

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

Our future capital requirements depend on many factors, including our ability to manage the run-off of our assumed policies and to establish reserves at levels sufficient to cover losses. We may need to raise additional funds through financings in the future. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of such equity financing, may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.

Our inability to successfully manage our portfolio of insurance and reinsurance companies in run-off may adversely impact our ability to grow our business and may result in losses.

We were founded to acquire and manage insurance and reinsurance companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, will not be sufficient to cover future losses and the cost of run-off. Because our companies and portfolios in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2011, our gross reserves for losses and loss adjustment expense totaled $4.28 billion, and our reinsurance receivables totaled $1.79 billion.

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

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries consider the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $295.4 million, $311.8 million and $259.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Although this recent experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, our insurance and reinsurance subsidiaries cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net income and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because our subsidiaries’ loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities. At December 31, 2011, our insurance and reinsurance companies had recorded gross A&E loss reserves of $702.8 million, or 16.4% of the total gross loss reserves. Net A&E loss reserves at December 31, 2011 amounted to $621.5 million, or 21.4% of total net loss reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing A&E claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 12.

Our insurance and reinsurance subsidiaries’ reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so. As of December 31, 2011, the balances receivable from reinsurers amounted to $1.79 billion, of which $235.8 million was associated with one reinsurer which represented 10% or more of total reinsurance balances receivable. The reinsurer had a credit rating, as provided by a major rating agency, of A+. Of the $235.8 million receivable from the reinsurer, $151.0 million is secured by a trust fund held for our benefit. In addition, many reinsurance companies have been negatively impacted by the deteriorating financial and economic conditions, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net income or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline as a result of market fluctuations and economic conditions.

We derive a significant portion of our income from our invested assets. The net investment income that our subsidiaries realize from investments in fixed maturity securities will generally increase or decrease with interest rates. The fair market value of our subsidiaries’ fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates and can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. The fair market value of our subsidiaries’ fixed maturity securities classified as trading or available-for-sale in our subsidiaries’ investment portfolios amounted to $3.05 billion at December 31, 2011. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Permanent impairments in the value of our subsidiaries’ fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may reduce our net income or cause us to incur a loss.

In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in private equities, equities and bond and hedge funds. These and other similar investments may be illiquid and have different risk characteristics than our investments in fixed maturity securities. As of December 31, 2011, we had an aggregate of $282.2 million of such investments. For more information, see “Business — Investment Portfolio” on page 23.

Uncertain conditions in the economy generally may materially adversely affect our business, results of operations and financial condition.

In the event of financial turmoil affecting the global banking system and financial markets (including the sovereign debt markets), additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. This could have a number of effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. Net investment income and net realized and unrealized gains or losses also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in the fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on our financial instruments differing significantly from the fair values currently assigned to them.

In addition, recent rating agency downgrades of the U.S. Government’s credit rating and the credit ratings of certain European countries reflect a growing concern of the potential default of government issuers and have created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. Therefore, these recent downgrades and any future downgrades of the U.S. Government’s credit rating and the credit ratings of one or more European countries, may materially adversely affect our business, financial condition and results of operations, including the return on and value of our investments.

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

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions and/or strategic investments in insurance and reinsurance companies in run-off. We have made 35 acquisitions and several investments and we expect to continue to make such acquisitions and investments. We cannot be certain that any of these acquisitions or investments will be financially advantageous for us or our shareholders.

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

We have made 35 acquisitions of insurance and reinsurance businesses in run-off and entered into 17 acquisitions of portfolios of insurance and reinsurance businesses in run-off, and we may in the future make additional strategic acquisitions. These acquisitions may expose us to operational challenges and risks, including:

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	funding cash flow shortages that may occur if expenses are greater than anticipated;

•	the value of assets being lower than expected or diminishing because of credit defaults or changes in interest rates, or liabilities assumed or acquired being greater than expected;

•	integrating financial and operational reporting systems, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our Exchange Act reporting requirements;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs and overhead expenses;

•	obtaining management personnel required for expanded operations; and

•	the assets and liabilities we may acquire may be subject to foreign currency exchange rate fluctuation.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 12.

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws and regulations of a number of jurisdictions. Compliance with legal and regulatory requirements is expensive. Existing laws and regulations limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency and capital adequacy requirements and require them to maintain reserve liabilities. Failure to comply with these laws and regulations may subject our insurance and reinsurance subsidiaries to fines and penalties, restrict them from conducting business or result in commencement of insurance company delinquency proceedings against a non-compliant insurance or reinsurance subsidiary. The application of these laws and regulations may affect our liquidity and ability to pay dividends on our ordinary shares and may restrict our ability to expand our business operations through acquisitions. At December 31, 2011, the required statutory capital and surplus of our insurance and reinsurance companies amounted to $460.3 million compared to the actual statutory capital and surplus of $2.03 billion. As of December 31, 2011, $83.5 million of our total investments of $3.34 billion were not admissible for statutory solvency purposes. Additional laws and regulations may be enacted in the wake of the recent or future financial and credit crises that may have adverse effects on our business, potentially including a change in the United States from a state-based system of regulation to a system of federal regulation and/or measures under the Dodd-Frank Act. Among other things, the Dodd-Frank Act established the Financial Services Oversight Council, which is authorized to require supervision of certain significant non-bank financial companies, including insurance companies, by the Board of Governors of the Federal Reserve. To further understand these risks, see “Business — Regulation” beginning on page 27.

The insurance and reinsurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, concerning certain practices within the insurance and reinsurance industry. These practices include the sale and purchase of finite reinsurance or other non-traditional or loss mitigation insurance products and the accounting treatment for those products. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these investigations and have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.

If we fail to comply with applicable insurance laws and regulations, we may be subject to disciplinary action, damages, penalties or restrictions that may have a material adverse effect on our business.

Our subsidiaries may not have maintained or be able to maintain all required licenses and approvals or maintained or be able to maintain their businesses in full compliance with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, place one of more of them into rehabilitation or liquidation proceedings, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future engagements to manage companies and portfolios in run-off.

Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries.

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia, by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. A solvent scheme of arrangement is an arrangement between a company and its creditors or any class of them. For a solvent scheme of arrangement to become binding on the creditors, a meeting of each class of creditors must be called, with the permission of the local court, to consider and, if thought fit, approve the solvent scheme of arrangement. The requisite statutory majority of creditors of not less than 75% in value and 50% in number of those creditors actually attending the meeting, either in person or by proxy, must vote in favor of a solvent scheme of arrangement. Once the solvent scheme of arrangement has been approved by the statutory majority of voting creditors of the company, it requires the sanction of the local court at a hearing at which creditors may appear. The court must be satisfied that the scheme is fair, following a full consideration of the relevant evidence and of the scheme’s individual merits.

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

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, either in the pursuit of acquisition targets or in general business operations. On occasion, we have also participated in transactions in which one or more of our directors or executive officers had an interest. In particular, we have invested in or with entities that are affiliates of or otherwise related to Mr. Flowers, one of our largest shareholders and formerly a member of our board. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers. The independent members of our board of directors review any material transactions involving a conflict of interest and may take actions as may be deemed appropriate by them in the particular circumstances. We may not be able to pursue all advantageous transactions that we would otherwise pursue in the absence of a conflict should our board of directors be unable to determine that any such transaction is on terms as favorable as we could otherwise obtain in the absence of a conflict.

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

The interests of Messrs. Silvester, Flowers, Packer and O’Shea, Advisory Research, Inc., or Advisory, Beck Mack & Oliver LLC, or Beck Mack, and Goldman, Sachs & Co. and its affiliates, or Goldman Sachs, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2011, Messrs. Silvester, Flowers, Packer and O’Shea, Advisory, Beck Mack and Goldman Sachs beneficially owned approximately 11.1%, 10.5%, 3.4%, 3.6%, 5.3%, 8.1% and 4.8%, respectively, of our outstanding voting ordinary shares. Although they do not act as a group, Advisory, Beck Mack, Goldman Sachs and each of Messrs. Silvester, Flowers, Packer and O’Shea exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares. For further information on aspects of our bye-laws that may discourage changes of control of Enstar, see “— Some aspects of our corporate structure may discourage third-party takeovers and other transactions or prevent the removal of our board of directors and management” below.

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

We have entered into a registration rights agreement with Mr. Flowers and Mr. Silvester and certain other of our shareholders. This agreement provides that Mr. Flowers and Mr. Silvester may request that we effect a registration under the Securities Act of certain of their ordinary shares. In addition, they and the other shareholders party to the agreement have “piggyback” registration rights, which may result in their participation in an offering initiated by us. We have also entered into a registration rights agreement with the Purchasers in connection with our private placement in 2011, which provides that at any time following April 20, 2012, the Purchasers may make two requests that we effect a registration under the Securities Act of the ordinary shares and non-voting ordinary shares issued to them in the private placement. The Purchasers also have “piggyback” registration rights with respect to our registration of ordinary shares for our own account or for the account of one or more of our shareholders. As of December 31, 2011, an aggregate of approximately 3.0 million ordinary shares held by Mr. Flowers and Mr. Silvester and approximately 666,000 ordinary shares and 2.7 million non-voting ordinary shares held by the Purchasers are subject to these agreements. By exercising their registration rights, these holders could cause a large number of ordinary shares to be registered and generally become freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales, pursuant to the existing registration rights or otherwise, could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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

In addition, the RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance company that has RPII and in which U.S. persons collectively own 25% or more of the total combined voting power of all classes of stock entitled to vote, or the total value of the stock, any gain from the disposition will generally be treated as dividend income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not those earnings and profits are attributable to RPII). Such a shareholder would also be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our ordinary shares because we will not be directly engaged in the insurance business. The RPII rules, however, have not been interpreted by the courts or the U.S. Internal Revenue Service, or the IRS, and regulations interpreting the RPII rules exist only in proposed form. Accordingly, there is no assurance that our views as to the inapplicability of these rules to a disposition of our ordinary shares will be accepted by the IRS or a court.

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

A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned directly, indirectly through non-U.S. entities or constructively by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.

We believe that because of the dispersion of our share ownership, and provisions in our organizational documents that limit voting power, no U.S. person (including our subsidiary Enstar USA, Inc., which owns certain of our non-voting shares) should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total combined voting power of all classes of our shares. However, the IRS could successfully challenge the effectiveness of these provisions in our organizational documents. Accordingly, no assurance can be given that a U.S. person who owns our shares will not be characterized as a 10% U.S. Shareholder.

Changes in U.S. federal income tax law could materially affect us or our shareholders.

Legislation has been proposed on various occasions to eliminate perceived tax advantages of insurance companies that have legal domiciles outside the United States but have certain U.S. connections. For example, proposed legislation was introduced in Congress in 2011 to disallow the deduction of reinsurance premiums paid by U.S. companies to certain non-U.S. affiliates, although no such provision has been enacted to date. It is possible that such legislation could be enacted or similar legislation could be introduced in and enacted by the current Congress or future Congresses and enactment of some version of such legislation, or other changes in U.S. tax laws, regulations or interpretations thereof, could have an adverse impact on us or our shareholders.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

We lease office space in the locations set forth below. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future.

Entity	Location	Square Feet	Lease Expiration
Clarendon National Insurance Company	Orlando, FL	9,000	August 31, 2012
Clarendon National Insurance Company	New York, NY	11,000	December 31, 2016
Enstar (EU) Limited	London, England	3,822	September 26, 2015
Enstar (EU) Limited	London, England	6,403	March 24, 2016
Enstar (EU) Limited	London, England	6,050	March 24, 2016
Enstar (EU) Limited	Guildford, England	22,712	August 15, 2016
Enstar (US) Inc	Warwick, RI	11,970	April 15, 2016
Enstar (US) Inc	St. Petersburg, FL	13,041	October 31, 2018
Enstar Australia Ltd	Sydney, Australia	8,094	April 30, 2013
Enstar Limited	Hamilton, Bermuda	10,340	August 7, 2014
Enstar USA, Inc	Montgomery, AL	2,500	December 31, 2012
Providence Washington Insurance Solutions, LLC	E. Providence, RI	13,628	November 30, 2012
River Thames Insurance Company Limited	London, England	6,329	March 24, 2015

We also own, through various of our subsidiaries, two apartments in Guildford, England along with a building in Norwich, England. In addition, we also lease two residential apartments in Bermuda with both leases expiring in April 2012.

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

ITEM 4. MINE	SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares trade on the Nasdaq Global Select Market under the ticker symbol ESGR.

Price Range of Ordinary Shares

The price range per ordinary share presented below represents the highest and lowest sales prices for our ordinary shares on the Nasdaq Global Select Market during each quarter of the two most recent years.

	2011		2010
	High	Low	High	Low
First Quarter	$100.69	$80.20	$74.87	$61.03
Second Quarter	$114.56	$96.23	$69.74	$54.03
Third Quarter	$110.00	$86.55	$76.29	$65.01
Fourth Quarter	$101.26	$87.53	$89.92	$70.26

Holders

On February 22, 2012, there were 2,152 shareholders of record of our voting ordinary shares and 5 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Dividends

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to our insurance and reinsurance subsidiaries. We do not intend to pay a dividend on our ordinary shares. Rather, we intend to reinvest any earnings back into the company. For a further description of the restrictions on the ability of our subsidiaries to pay dividends, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” and “Business — Regulation” beginning on pages 53 and 27, respectively. We did not pay any dividends on our ordinary shares in 2011 or 2010.

Company Stock Performance

On January 31, 2007, we completed the merger, or the Merger, of CWMS Subsidiary Corp., a Georgia corporation and our wholly-owned subsidiary, with and into The Enstar Group Inc., a Georgia corporation, or EGI. As a result of the Merger, EGI, renamed Enstar USA, Inc., is now our wholly-owned subsidiary. Prior to the completion of the Merger, EGI’s common stock traded on the Nasdaq Global Select Market under the ticker symbol ESGR. Because our ordinary shares did not commence trading until after the Merger, the graph below reflects the cumulative shareholder return on the common stock of EGI, our predecessor, compared to the cumulative shareholder return of the NASDAQ Composite Index (the Nasdaq index for U.S. companies used in prior years was discontinued in 2006) and the Nasdaq Insurance Index, through January 31, 2007. Thereafter, the graph below reflects the same comparison for Enstar. The graph reflects the investment of $100.00 on December 31, 2006 (assuming the reinvestment of dividends) in EGI common stock, the NASDAQ Composite Index, and the Nasdaq Insurance Index).

	12/06	12/07	12/08	12/09	12/10	12/11
Enstar Group Limited	$100.00	$131.21	$63.38	$78.26	$90.65	$105.25
NASDAQ Composite	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
NASDAQ Insurance	$100.00	$97.63	$78.49	$81.70	$95.55	$100.06

Issuer Purchases of Equity Securities

None.

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

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands of U.S. dollars, except share and per share data)
Summary Consolidated Statements of Earnings Data:
Consulting fees	$17,858	$23,015	$16,104	$25,151	$31,918
Net investment income and net realized and unrealized gains (losses)	77,890	113,043	85,608	24,946	64,336
Gain on bargain purchase	13,105	—	—	—	—
Net reduction in ultimate loss and loss adjustment expense liabilities	295,447	311,834	259,627	242,104	24,482
Total other expenses	(195,842)	(242,865)	(184,331)	(194,837)	(67,904)
Share of earnings (loss) of partly owned companies	—	10,704	—	(201)	—

Net earnings from continuing operations	208,458	215,731	177,008	97,163	52,832
Extraordinary gain — Negative goodwill	—	—	—	50,280	15,683

Net earnings	208,458	215,731	177,008	147,443	68,515
Less: Net earnings attributable to noncontrolling interests (including share of extraordinary gain of $15,084 in 2008)	(54,765)	(41,645)	(41,798)	(65,892)	(6,730)

Net earnings attributable to Enstar Group Limited	$153,693	$174,086	$135,210	$81,551	$61,785

Per Share Data(1)(2):
Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — basic	$11.03	$12.91	$10.01	$3.67	$3.93
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — basic	—	—	—	2.78	1.34

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$11.03	$12.91	$10.01	$6.45	$5.27

Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — diluted	$10.81	$12.66	$9.84	$3.59	$3.84
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — diluted	—	—	—	2.72	1.31

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$10.81	$12.66	$9.84	$6.31	$5.15

Basic weighted average shares outstanding	13,930,221	13,489,221	13,514,207	12,638,333	11,731,908
Diluted weighted average shares outstanding	14,212,440	13,751,256	13,744,661	12,921,475	12,009,683

	December 31,
	2011	2010	2009	2008	2007
	(in thousands of U.S. dollars, except share and per share data)
Summary Balance Sheet Data:
Total investments	$3,335,199	$2,429,106	$1,620,992	$1,278,055	$637,196
Cash and cash equivalents	1,223,665	1,455,354	1,700,105	2,209,873	1,163,333
Reinsurance balances receivable	1,789,582	961,442	638,262	672,696	465,277
Total assets	6,606,138	5,235,904	4,170,842	4,358,151	2,417,143
Loss and loss adjustment expense liabilities	4,282,916	3,291,275	2,479,136	2,798,287	1,591,449
Loans payable	242,710	245,278	254,961	391,534	60,227
Total Enstar Group Limited shareholders’ equity	1,386,066	948,421	801,881	615,209	450,599
Book Value per Share(3):
Basic	$84.56	$73.29	$59.05	$46.14	$37.80
Diluted	$82.97	$71.68	$58.06	$45.18	$36.92
Shares Outstanding:
Basic	16,391,076	12,940,660	13,579,695	13,333,528	11,920,608
Diluted	16,705,767	13,231,320	13,811,247	13,616,844	12,204,740

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

(2)

The weighted average ordinary shares outstanding shown for the year ended December 31, 2007 reflect the conversion of Class A, B, C and D shares to ordinary shares on January 31, 2007, as part of the recapitalization completed in connection with the Merger, as if the conversion occurred on January 1, 2007.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” “Forward-Looking Statements” and elsewhere in this annual report.

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

Since our formation, we, through our subsidiaries, have completed 35 acquisitions of insurance and reinsurance companies and 17 acquisitions of portfolios of insurance and reinsurance business and are now administering those businesses in run-off.

We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United Kingdom, the United States, Europe and Australia. We had a total of 415 employees as at December 31, 2011.

2011 Summary:

•	We completed the acquisitions of five insurance and reinsurance companies and two portfolios of insurance and reinsurance business;

•	We repaid or paid down a number of our existing loan facilities and entered into two new bank loan facilities that remained outstanding as at December 31, 2011; and

•

On April 20, 2011, we entered into an Investment Agreement with Goldman Sachs & Co. and certain of its affiliates whereby we have issued an aggregate of 3,391,166 voting and non-voting ordinary shares for proceeds of $291.6 million.

2011 Results of Operations:

•	Net earnings attributable to Enstar Group Limited of $153.7 million, or $11.03 per basic share and $10.81 per diluted share;

•	Net investment income of $69.9 million and net realized gains of $8.0 million; and

•	Net reduction in ultimate loss and loss adjustment expense liabilities of $295.4 million.

2011 Financial Condition:

•	Total cash and investments of $4.56 billion;

•	Total assets of $6.61 billion;

•	Reserves for losses and loss adjustment expenses of $4.28 billion and reinsurance balances receivable of $1.79 billion; and

•	Total shareholders’ equity attributable to Enstar Group Limited of $1.39 billion and net book value of $84.56 per basic share and $82.97 per diluted share.

Financial Statement Overview

Consulting Fee Income

We generate consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary from period to period depending on the timing of completion of success-based fee arrangements. Success-based fees are recorded when targets related to overall project completion or profitability goals are achieved.

Net Investment Income and Net Realized and Unrealized Gains

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied, often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking, which, under certain methodologies (discussed further under “— Critical Accounting Policies” below), compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities. Additionally, consolidated net reductions, or potential increases, in net ultimate loss and loss adjustment expense liabilities include reductions, or potential increases, in the provisions for future losses and loss adjustment expenses related to the current period’s run-off activity. Net reductions in net ultimate loss and loss adjustment expense liabilities are reported as negative expenses by us. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 69.

Salaries and Benefits

We are a service-based company and, as such, employee salaries and benefits are our largest expense. We have experienced significant increases in our salaries and benefits expenses as we have grown our operations, and we expect that trend to continue if we are able to expand our operations successfully.

The Enstar Group Limited 2006 Equity Incentive Plan, or the Equity Incentive Plan, and the Enstar Group Limited 2011-2015 Annual Incentive Compensation Plan, or the Annual Incentive Plan, which are administered by the Compensation Committee of our board of directors, provide for the annual grant of bonus compensation to our officers and employees, including our senior executive officers. Bonus awards for each calendar year from 2007 through 2011 were determined based on our consolidated net after-tax profits. The Compensation Committee determines the amount of bonus awards in any calendar year, based on a percentage of our consolidated net after-tax profits. The percentage is 15% unless the Compensation Committee exercises its discretion to change the percentage no later than 30 days after our year end. For the years ended December 31, 2011, 2010 and 2009 the percentage was left unchanged by the Compensation Committee. The Compensation Committee determines, in its sole discretion, the amount of bonus awards payable to each participant.

Bonus awards are payable in cash, ordinary shares or a combination of both. Ordinary shares issued in connection with a bonus award will be issued pursuant to the terms and subject to the conditions of the Equity Incentive Plan.

For information on the awards made under both the Annual and Equity Incentive plans for the years ended December 31, 2011, 2010 and 2009, see Note 14 to our consolidated financial statements for the year ended December 31, 2011, included in Item 8 of this annual report.

General and Administrative Expenses

General and administrative expenses include rent and rent-related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. We have operations in multiple jurisdictions and our employees travel frequently in connection with the search for acquisition opportunities and in the general management of the business.

Foreign Exchange Gains/(Losses)

Our reporting currency is U.S. dollars. Our functional currency is U.S. dollars for all of our subsidiaries with the exception of Gordian Run-Off Limited, or Gordian, whose functional currency is Australian dollars. Through our subsidiaries whose functional currency is the U.S. dollar, we hold a variety of foreign (non-U.S.) currency assets and liabilities, the principal exposures being Euros, British pounds and Australian dollars. At each balance sheet date, recorded balances that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate. Revenue and expense items are translated into U.S. dollars at average rates of exchange for the applicable period. The resulting exchange gains or losses are included in our net earnings.

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

Income Tax Expense/(Recovery)

Under current Bermuda law, we and our Bermuda subsidiaries are not required to pay taxes in Bermuda on either income or capital gains. These companies have received an undertaking from the Bermuda government that, in the event of income or capital gains taxes being imposed, they will be exempted from such taxes until the year 2035.

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

Noncontrolling Interest

The acquisitions of Hillcot Re in March 2003 and of Brampton in March 2006 were effected through Hillcot, a Bermuda-based company in which we had a 50.1% economic interest until October 27, 2008. The results of operations of Hillcot were included in our consolidated statements of operations with the remaining 49.9% economic interest in the results of Hillcot reflected as a noncontrolling interest until October 27, 2008 when we acquired the 49.9% interest in Hillcot Re that we previously did not own. As a result, the noncontrolling interest in the earnings of Hillcot Re was recorded only through September 30, 2008. On November 2, 2010, we acquired the 49.9% of the shares of Hillcot that we did not previously own. At the time of acquisition, Hillcot owned 100% of the shares of Brampton. As a result, the noncontrolling interest in the earnings of Hillcot was recorded only through September 30, 2010.

During 2008, we completed the following acquisitions of companies with noncontrolling interests: 1) Guildhall, a U.K.-based insurance and reinsurance company in run-off; 2) Gordian, AMP Limited’s Australian-based closed reinsurance and insurance operations; 3) EPIC, a Bermuda-based reinsurance company; 4) Goshawk, which owns Rosemont Reinsurance Limited, a Bermuda-based reinsurer in run-off; and 5) Unionamerica, a U.K.-based insurance and reinsurance company in run-off. We have a 70% economic interest in all of the above listed acquired subsidiaries with the exception of Goshawk, in which we have a 75% economic interest. The results of the operations of the acquired subsidiaries are included in our consolidated statements of earnings with the remaining noncontrolling interests’ share of the economic interest of the respective subsidiaries reflected as a noncontrolling interest.

We own approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007. We have committed to provide 100% of the capital required by Lloyd’s Syndicate 2008, which is authorized to undertake RITC transactions with Lloyd’s syndicates in run-off.

In 2010, we completed the transfer of a specific portfolio of run-off business underwritten by Mitsui to our 50.1% owned subsidiary, Bosworth. The results of operations of Bosworth are included in our consolidated statements of earnings with the remaining noncontrolling interests’ share of the economic interest of Bosworth reflected as a noncontrolling interest.

Gain on Bargain Purchase

Gain on bargain purchase represents the excess of the fair value of businesses acquired by us over the cost of such businesses. In accordance with the Business Combinations topic of FASB ASC, or ASC 805, this amount is recognized upon the acquisition of the businesses as part of income. The fair values of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and our management’s run-off strategy. Any changes to the fair values resulting from changes in such information or strategy will be recognized when they occur.

Critical Accounting Policies

Our primary objective in running off the operations of an acquired company or portfolio of insurance or reinsurance business is to effect an orderly and efficient settlement of all liabilities and assets and, in so doing, to strive to achieve savings in the settlement of such amounts in relation to the values implied by the purchase price of the transaction. Our run-off process is led by disciplined management and includes the adjustment and settlement of valid claims, commutations of exposures, disciplined collection of reinsurance receivables, achievement of early finality of the acquired run-off by way of solvent scheme of arrangement (if available) and imposition of strong financial and operational governance over acquired companies.

Accounting for Acquisitions

The most significant liability and asset of an acquired company are typically the liability for loss and loss adjustment expenses and the asset related to any reinsurance recoverable on these liabilities that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not sufficiently active and transparent to enable us to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, we have developed internal models that we believe allow us to determine fair values that are reasonable proxies for market exit values. We are familiar with the major participants in the acquisition run-off market and believe that the key assumptions we make in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in our negotiation of purchase price with sellers, it is frequently clear to us that other bidders in the market are using models and assumptions similar in nature to ours during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.

We account for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller’s as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.

The key assumptions used by us and, we believe, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amounts of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) a risk-free discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated loss adjustment expenses to be incurred over the life of the run-off; (v) the impact that any accelerated run-off strategy may have on the adequacy of acquired bad debt provisions; and (vi) an appropriate risk margin.

The probability-weighted projected cash flows of the acquired company are based on projected claims payouts provided by the seller predominantly in the form of the seller’s most recent independent actuarial reserve report. In the absence of the seller’s actuarial reserve report, our independent actuaries will determine the estimated claims payout.

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement are a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia by making a one-time full and final settlement of an insurance or reinsurance company’s liabilities to policyholders. On acquisition of a U.K., Bermudian or Australian company, the claims payout projection is weighted according to management’s estimated probability of being able to complete a solvent scheme of arrangement. To the extent that solvent schemes of arrangement are not available to an acquired company, no weighting is applied to the projected claims payout.

On acquisition, we make a provision for unallocated loss adjustment expense liabilities. This provision considers the adequacy of the provision maintained and recorded by the seller in light of our run-off strategy and estimated unallocated loss adjustment expenses to be incurred over the life of the acquired run-off as projected by the seller’s actuaries or, in their absence, our actuaries. To the extent that our estimate of the total unallocated loss adjustment expense provision is different from the seller’s, an adjustment will be made. While it is our objective to accelerate the run-off by completing commutations of assumed and ceded business (which would have the effect of shortening the life, and therefore the cost, of the run-off), the success of this strategy is far from certain. Therefore, the estimates of unallocated loss adjustment expenses are based on running off the liabilities and assets over the actuarially projected life of the run-off, which we consider to be a prudent approach. In those domiciles where solvent schemes of arrangement are available, management’s estimates of the total unallocated loss adjustment expenses are probability-weighted in accordance with the estimated time that a solvent scheme of arrangement could be completed, which has the effect of reducing the period of the run-off and the related unallocated loss adjustment expenses. For those acquisitions in domiciles where solvent schemes of arrangement are not available, the unallocated loss adjustment expenses are estimated over the projected life of the run-off.

We believe that providing for unallocated loss adjustment expenses based on our run-off strategy is appropriate in determining the fair value of the assets and liabilities acquired in an acquisition of a run-off company. We believe that other participants in the run-off acquisition marketplace factor into the price to pay for an acquisition the estimated cost of running off the acquired company based on how that participant expects to manage the assets and liabilities.

The difference between the carrying value of reserves acquired at the date of acquisition and the fair value is the Fair Value Adjustment, or FVA. The FVA is amortized over the estimated payout period and adjusted for accelerations on commutation settlements or any other new information or subsequent change in circumstances after the date of acquisition. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is accelerated or decelerated, as the case may be, to reflect such changes.

Loss and Loss Adjustment Expenses

Our primary objective in running off the operations of acquired companies and portfolios of insurance and reinsurance business in run-off is to increase book value by settling loss reserves below their acquired fair value. The earnings created in each acquired company or portfolio of insurance and reinsurance business, together with the related decrease in loss reserves, leads to a reduction in the capital required for each company, thereby providing the ability to distribute both earnings and excess capital to the parent company.

To the extent that the nature of the acquired loss reserves are conducive to commutation, our aim is to settle the majority of the acquired loss reserves within a timeframe of approximately 5 to 7 years from the date of acquisition. To the extent that acquired reserves are not conducive to commutation, we will instead adopt a disciplined claims management approach to pay only valid claims on a timely basis and endeavor to reduce the level of acquired loss adjustment expense provisions by withdrawing, where appropriate, from existing litigation and otherwise streamlining claims handling procedures.

By adopting either of the above run-off strategies, we would expect that over the targeted life of the run-off, acquired ultimate loss reserves would settle below their recorded fair value, resulting in reductions in ultimate loss and loss adjustment expense liabilities. There can be no assurance, however, that we will successfully implement our strategy. At the beginning of each year we prepare our projections of potential ultimate reserve releases for the year based on the assumptions that each of our insurance and reinsurance subsidiaries achieves its commutation targets and that non-commuted reserve development is better than that expected by our external actuaries. For each commutation target, a settlement objective is estimated. Probability of success weightings and assumptions of IBNR to case reserve ratios are applied to provide an indication of potential ultimate reserve savings that may be achieved from the target commutations.

Commutations of blocks of policies, along with disciplined claims management, have the potential to produce favorable claims development compared to established reserves. For each newly-acquired company, we determine a commutation strategy that broadly identifies commutation targets using the following criteria:

1. Previous commutations completed by our existing insurance and reinsurance subsidiaries with policyholders of the newly-acquired company;

2. Nature of liabilities;

3. Size of incurred loss reserves;

4. Recent loss development history; and

5. Targets for claims audits.

Once commutation targets are identified they are prioritized into target years of completion. At the beginning of each year, the approach to commutation negotiations is determined by the commutation team, including claims and exposure analysis and broker account reconciliations. On completion of this analysis, settlement parameters are set around incurred liabilities. Commutation discussions can take many months or even years to come to fruition. Commutation targets not completed in a particular year are re-prioritized for the following year.

Every commutation, irrespective of value, requires the approval of our chief financial officer or one of our two joint chief operating officers. For each commutation settled within the guideline settlement parameters, there is an expectation that there will be a favorable impact on the IBNR reserve when the annual actuarial review is completed. However, if a significant commutation is completed during the year, loss reserves will be adjusted in the corresponding quarter to reflect our best estimate of the impact.

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2011 and 2010.

	2011			2010
	O LR	IBNR	Total	O LR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$207,288	$386,147	$593,435	$221,567	$492,772	$714,339
Environmental	67,040	42,326	109,366	62,592	48,281	110,873
All other:
General casualty	550,012	533,504	1,083,516	616,970	320,458	937,428
Workers compensation/personal accident	707,723	349,061	1,056,784	238,760	125,763	364,523
Marine, aviation and transit	238,209	43,686	281,895	201,148	59,880	261,028
Construction defect	120,258	182,583	302,841	45,020	93,109	138,129
Other	466,397	137,380	603,777	465,556	121,150	586,706

Total all other	2,082,599	1,246,214	3,328,813	1,567,454	720,360	2,287,814

Total	$2,356,927	$1,674,687	$4,031,614	$1,851,613	$1,261,413	$3,113,026

Unallocated loss adjustment expenses			251,302			178,249

Total			$4,282,916			$3,291,275

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2011 and 2010:

	2011		2010
	Total Net Reserves	% of Total	Total Net Reserves	% of Total
	(in thousands of U.S. dollars)
Asbestos	$528,398	18.2%	$640,063	23.2%
Environmental	93,089	3.2%	96,109	3.5%
All other:
General casualty	659,821	22.8%	758,614	27.4%
Workers compensation/personal accident	643,543	22.2%	294,990	10.7%
Marine, aviation and transit	171,664	5.9%	211,237	7.6%
Construction defect	184,419	6.4%	111,781	4.0%
Other	367,677	12.6%	474,792	17.2%

Total all other	2,027,124	69.9%	1,851,414	66.9%
Unallocated loss adjustment expenses	251,302	8.7%	178,249	6.4%

Total	$2,899,913	100.0%	$2,765,835	100.0%

As of December 31, 2011, the IBNR reserves (net of reinsurance balances receivable) accounted for $1,038.9 million, or 35.8%, of our total net loss reserves. The reserve for IBNR (net of reinsurance balances receivable) accounted for $1,119.9 million, or 40.5%, of our total net loss reserves at December 31, 2010.

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

Loss advices or reports from ceding companies are generally provided via the placing broker and comprise treaty statements, individual claims files, electronic messages and large loss advices or cash calls. Large loss advices and cash calls are provided to us as soon as practicable after an individual loss or claim is made or settled by the insured. The remaining broker advices are issued monthly, quarterly or annually depending on the provisions of the individual policies or the ceding company’s practice. For certain direct insurance policies where the claims are managed by Third Party Administrators (TPA’s) and Managing General Agents (MGA’s), loss bordereaux are received either monthly or quarterly depending on the arrangement with the TPA and MGA.

We log all claims advices in our internal ‘Claims Tracking System’ upon receipt from brokers and cedants. Each advice is then assigned to the appropriate internal claims adjuster. Our professional claims adjusters and lawyers have many years of experience specializing in each class of business that we manage and also have established authority and internal referral levels. Individual large claims are reviewed and approved by senior management. Every item in the Claims Tracking System is monitored and tracked from the date of receipt of documents to review by adjusters and management and subsequent recording by our internal operations team. All loss reports are processed within three months of receipt with any items not processed during this period identified and flagged for review by senior management. The accuracy and completeness of the loss reports is assessed during the claims adjusting process. We also track where additional information is required for certain claims so that the exact status of all claims received can be monitored to ensure that additional requests and queries are tracked and acted upon. By carrying out additional onsite audits for larger exposures (by cedant for reinsurance or by policyholder for direct claims), we are able to test the accuracy of the figures in the actual underlying files and loss advices.

Where we provide reinsurance or retrocession reinsurance protection, the process of claim advice from the direct insurer to the reinsurers and/or retrocessionaires naturally involves more levels of communication, which inevitably creates delays or lags in the receipt of loss advice by the reinsurers/retrocessionaires relative to the date of first advice to the direct insurer. Certain types of exposure, typically latent health exposures such as asbestos-related claims, have inherently long reporting delays, in some cases many years, from the date a loss occurred to the manifestation and reporting of a claim and ultimately until the final settlement of the claim. For asbestos and environmental exposures, our actuaries apply explicit time lag assumptions in their reserving methodologies. This time lag varies by portfolio from one to five years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess reinsurance, reinsurance of direct and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time lag than portfolios written from a U.S. domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

An industry-wide weakness in cedant reporting affects the adequacy and accuracy of reserving for advised claims. We attempt to mitigate this inherent weakness as follows:

(i) We closely monitor cedant loss reporting and, for those cedants identified as providing inadequate, untimely or unusual reporting of losses, we conduct, in accordance with the provisions of the insurance and reinsurance contracts, detailed claims audits at the insured’s or reinsured’s premises. Such claims audits have the benefit of validating advised claims, determining whether the cedant’s loss reserving practices and reporting are adequate and identifying potential loss reserving issues of which our actuaries need to be made aware. Any required adjustments to advised claims reserves reported by cedants identified during the claims audits will be recorded as an adjustment to the advised case reserve.

(ii) Onsite claims audits are often supplemented by further reviews by our internal and external legal advisors to determine the reasonableness of advised case reserves and, if considered necessary, an adjustment to the reported case reserve will be recorded.

(iii) Our actuaries project expected paid and incurred loss development for each class of business, which is monitored on a quarterly basis. Should actual paid and incurred development differ significantly from the expected paid and incurred development, we will investigate the cause and, in conjunction with our actuaries, consider whether any adjustment to ultimate loss reserves is required.

Our actuaries consider the quality of ceding company data as part of their ongoing evaluation of the liability for ultimate losses and loss adjustment expenses, and the methodologies they select for estimating ultimate losses inherently compensate for potential weaknesses in this data, including weaknesses in loss reports provided by cedants.

We strive to apply the highest standards of discipline and professionalism to our claims adjusting, processing and settlement and disputes with cedants are rare. However, we are from time to time involved in various disputes and legal proceedings in the ordinary course of our claims adjusting process. The majority of the losses ceded to us are from the subscription insurance market (where there are often many insurers and reinsurers underwriting each policy), and we often are involved in disputes commenced by other co-insurers who act in unison with any litigation or dispute resolution controlled by the lead underwriter. Coverage disputes arise when the insured/reinsured and insurer/reinsurer cannot reach agreement as to the interpretation of the policy and/or application of the policy to a claim. Most insurance and reinsurance policies contain dispute resolution clauses requiring arbitration or mediation. In the absence of a contractual dispute resolution process, civil litigation would be commenced. We aim to reach a commercially acceptable resolution to any dispute, using arbitration or litigation as a last resort. We regularly monitor and provide internal reports on all disputes involving arbitration and litigation and engage external legal counsel to provide professional advice and assist with case management.

In establishing reserves, management includes amounts for IBNR reserves based on independent actuarial estimates of ultimate losses. Our independent actuaries employ generally accepted actuarial methodologies to estimate ultimate losses and loss adjustment expenses and those estimates are reviewed by our management.

Nearly all of our unpaid claims liabilities are considered to have a longtail claims payout. Gross loss reserves relate primarily to casualty exposures, including latent claims, of which approximately 16.4% relate to asbestos and environmental, or A&E, exposures.

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

We review our external actuaries’ reports for consistency and appropriateness of methodology and assumptions, including assumptions of industry benchmarks, and discuss any concerns or changes with them. Our chief actuary and chief financial officer then consider the reasonableness of the reduction (or increase) in ultimate loss reserves that would result by amending loss reserves to the level recommended by our external actuaries, in light of actual loss development during the year using the following reports produced internally on a quarterly basis for each of our insurance and reinsurance subsidiaries:

1.

Gross, ceded and net incurred loss report — This report provides, for each reporting period, the total (including commuted policies) gross, ceded and net incurred loss development for each company and a commentary on each company’s loss development prepared by our chief actuary. The report highlights the causes of any unusual or significant loss development activity (including commutations) and raises any concerns regarding the quality of the underlying reserve data.

2.

Actual versus expected gross incurred loss development report — This report provides a summary, and commentary thereon, of each company’s (excluding companies or portfolios of business acquired in the current year) non-commuted incurred gross losses compared to the estimate of the development of non-commuted incurred gross losses provided by our external actuaries at the beginning of the year as part of the prior year’s reserving process.

3.

Commutations summary schedule — This schedule summarizes all commutations completed during the year for all companies, and identifies the policyholder with which we commuted, the incurred losses settled by the commutation (comprising outstanding unpaid losses and case reserves) and the amount of the commutation settlement.

4.

Analysis of paid, incurred and ultimate losses — This analysis for each company, and in the aggregate, provides a summary of the gross, ceded and net paid and incurred losses and the impact of applying our external actuaries’ recommended loss reserves. This report, reviewed in conjunction with the previous reports, provides an analytical tool to review each company’s incurred loss or gain and reduction in IBNR reserves to assess whether the ultimate reduction in loss reserves appears reasonable in light of known developments within each company.

The above reports provide our chief actuary and chief financial officer with the relevant information to determine whether loss development (including commutations) during the year has, for each company, been sufficiently favorable so as to warrant a reserve reduction of the level that would result by applying our external actuaries’ recommended reserve levels. It is not possible to quantify how much of any reserve release specifically relates to commutations or favorable development of non-commuted claims as the revised historical loss development used by the actuaries to estimate required reserves is a combination of both the elimination of historical loss development relating to commuted policies and non-commuted loss development. It is not practicable to determine the loss reserves that would be required relating to commuted policies as this would require an additional actuarial review each year for each company based on loss development statistics including the historical loss development for commuted policies.

Should the conclusions of the chief actuary and chief financial officer differ from those implied by our external actuaries, the chief actuary will engage in further discussions with the external actuaries to understand the rationale behind their reserve recommendations.

When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries.

The range of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2011 was:

	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$529,129	$593,435	$685,767
Environmental	97,887	109,366	125,084
All other:
General casualty	930,189	1,083,516	1,222,677
Workers compensation/personal accident	909,967	1,056,784	1,163,326
Marine, aviation and transit	252,146	281,895	302,609
Construction defect	252,888	302,841	337,508
Other	539,843	603,777	663,624

Total all other	2,885,033	3,328,813	3,689,744
Unallocated loss adjustment expenses	251,302	251,302	251,302

Total	$3,763,351	$4,282,916	$4,751,897

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

We employ approximately 29 full time equivalent employees, including attorneys, actuaries, and experienced claims-handlers, to directly administer our A&E liabilities. We have established a provision for future expenses of $44.6 million, which reflects the total anticipated costs to administer these claims to expiration.

Our future environmental loss development may be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the United States Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and related legislation.

•	Costs imposed due to joint and several liability if not all potentially reliable parties (PRPs) are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the “absolute” pollution exclusion.

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

In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g., primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g., first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to the international domicile of our subsidiaries, payment and reporting pattern acceleration due to large “wholesale” settlements (e.g., policy buy-backs and commutations) pursued by us, and lists of individual risks remaining and general trends within the legal and tort environments.

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

As of December 31, 2011, we had 35 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 328 reserve categories in total, including 39 distinct asbestos reserving categories and 25 distinct environmental reserving categories.

To the extent that data availability allows, the five methodologies described above are applied for each of the 39 asbestos reserving categories and each of the 25 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2011:

1. $65 Billion Ultimate Industry Asbestos Losses — This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred asbestos reserving methodologies.

2. $38.5 Billion Ultimate Industry Environmental Losses — This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred environmental reserving methodologies.

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

The assumption above as to Ultimate Industry Asbestos losses has not changed from the immediately preceding period. As described more fully below, the assumption as to Ultimate Industry Environmental losses has been increased from the immediately preceding period. For our company as a whole, the average selected lag for asbestos has decreased slightly from 2.9 years to 2.6 years and the average selected lag for environmental has decreased slightly from 2.4 years to 2.3 years. The changes to the selected lags arose largely as a result of the changes in the relative size of the various underlying asbestos and environmental portfolios during 2011.

The following tables provide a summary of the sensitivity of reserve levels to changes in the selected value for the above-referenced assumptions regarding industry ultimate losses and loss reporting lag. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2011 and differs from the table on page 74, which demonstrates the range of outcomes produced by the various methodologies.

Sensitivity to Industry Asbestos Ultimate Loss Assumption	Asbestos Loss Reserves
(in thousands of U.S. dollars)
Asbestos — $70 billion	$702,603
Asbestos — $65 billion (selected)	593,435
Asbestos — $60 billion	484,267

Sensitivity to Industry Environmental Ultimate Loss Assumption	Environmental Loss Reserves
(in thousands of U.S. dollars)
Environmental — $40 billion	$156,104
Environmental — $38.5 billion (selected)	109,366
Environmental — $30 billion	62,628

Sensitivity to Time-Lag Assumption*	Asbestos Loss Reserves	Environmental Loss Reserves
	(in thousands of U.S. dollars)
Selected average of 2.6 years asbestos, 2.3 years environmental	$593,435	$109,366
Increase all portfolio lags by six months	656,151	112,834
Decrease all portfolio lags by six months	524,018	105,751

*	Using $65 billion/$38.5 billion Asbestos/Environmental Industry Ultimate Loss assumptions.

Industry publications have, since 2001, indicated that the range of ultimate industry losses is estimated to be between approximately $55 billion and $65 billion for asbestos losses. One commonly-referenced benchmark estimates ultimate industry asbestos losses to be between $65 billion and $75 billion. One of the reasons cited for this higher estimate is a shift of losses away from products liability claims to non-products claims. In considering the impact of this issue, it is important to understand how asbestos claims attach to policies issued by the insurance industry in general and the policies issued by the companies owned by us in particular.

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

Our exposure to asbestos losses arises largely from direct excess policies and assumed reinsurance policies written through the London market. With respect to direct excess policies, our companies typically participated on policies whereby liability would only attach in excess of primary and umbrella policy limits. As non-products asbestos losses are not aggregated and are generally confined to the limits of the primary and other lower layer insurance policies, we believe we have very little exposure to non-products asbestos losses through direct insurance policies issued by our owned subsidiary companies. To date, we have seen no material reporting of non-products asbestos claims on direct insurance policies. The trend of asbestos losses shifting from products to non-products is not a new phenomenon. As our insurance and reinsurance subsidiaries have not received any material reporting of non-products claims to date and their direct insurance exposures are generally in excess of the layers of insurance impacted by non-products asbestos losses, we do not expect any material future liability in respect of non-products asbestos claims.

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

Other reasons cited for the higher estimate of industry ultimate asbestos losses include the ongoing uncertainty surrounding insurance coverage of asbestos claims and the ongoing reporting of significant numbers and values of malignant mesothelioma claims. As we do not view these issues as new information, any impact has already been factored into our actuarial reserving methodologies with no need for any change in assumptions.

Furthermore, in recent years, the overall asbestos loss development trend within our portfolio has been favorable. Our asbestos exposures are reviewed by independent actuaries on an annual basis as part of the overall annual loss reserve review. Actual loss reporting for asbestos claims in recent years has been below actuarial estimated expectations.

Having considered the higher benchmark estimate of ultimate net asbestos losses in the context of our portfolio of loss exposures and actual asbestos loss reporting in recent years for us in particular, as well as for the insurance industry generally, we believe there is no need to increase the $65 billion asbestos ultimate industry loss assumption.

Guidance from industry publications is more varied in respect of estimates of ultimate industry environmental losses. Consistent with an industry published estimate, we believe the reasonable range for ultimate industry environmental losses is between $30 billion and $40 billion. For a number of years, we have, based on advice supplied by our independent consulting actuaries, selected the midpoint of this range, $35 billion, as the basis for our environmental loss reserving. Based on the most recent information available, industry reported incurred losses have now exceeded $35 billion. In addition, a notable industry publication has recently published a revised estimate of ultimate industry environmental losses of $42 billion. In light of these facts, we have increased our estimate of ultimate industry losses from $35 billion to $38.5 billion as the basis for our environmental loss reserving. This change of assumption had no material impact on our consolidated financial statements. We continue to experience only moderate incurred loss development on our own portfolios of environmental exposures, and are comfortable with our carried reserve level for environmental exposures based on the analysis conducted by both our internal and our external independent actuaries.

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

All Other (Non-latent) Reserves

For our “All Other” (non-latent) loss exposure, a range of traditional loss development extrapolation techniques is applied by our independent actuaries and us. These methods assume that cohorts, or groups, of losses from similar exposures will increase over time in a predictable manner. Historical paid, incurred, and outstanding loss development experience is examined for earlier years to make inferences about how later years’ losses will develop. The application and consideration of multiple methods is consistent with the Actuarial Standards of Practice.

When determining which loss development extrapolation methods to apply to each company and each class of exposure within each company, we and our independent actuaries consider the nature of the exposure for each specific subsidiary and reserving segment and the available loss development data, as well as the limitations of that data. In cases where company-specific loss development information is not available or reliable, we and our independent actuaries select methods that do not rely on historical data (such as incremental or run-off methods) and consider industry loss development information published by industry sources such as the Reinsurance Association of America. In determining which methods to apply, we and our independent actuaries also consider cause of loss coding information when available.

A brief summary of the methods that are considered most frequently in analyzing non-latent exposures is provided below. This summary discusses the strengths and weaknesses of each method, as well as the data requirements for each method, all of which are considered when selecting which methods to apply for each reserve segment.

1. Cumulative Reported and Paid Loss Development Methods.    The Cumulative Reported (Case Incurred) Loss Development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors, or LDF’s, are calculated to measure the relative development of an accident year from one maturity point to the next. Age-to-age LDFs are then selected based on these historical factors. The selected age-to-age LDFs are used to project the ultimate losses. The Cumulative Paid Loss Development Method is mechanically identical to the Cumulative Reported Loss Development Method described above, but the paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a cumulative loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple payments per claim, legal changes, or variations in a company’s mix of business from year to year. Typically, the most appropriate circumstances in which to apply a cumulative loss development method are those in which the exposure is mature, full loss development data is available, and the historical observed loss development is relatively stable.

2. Incremental Reported and Paid Loss Development Methods.    Incremental incurred and paid analyses are performed in cases where cumulative data is not available. The concept of the incremental loss development methods is similar to the cumulative loss development methods described above, in that the pattern of historical paid or incurred losses is used to project the remaining future development. The difference between the cumulative and incremental methods is that the incremental methods rely on only incremental incurred or paid loss data from a given point in time forward, and do not require full loss history. These incremental loss development methods are therefore helpful when data limitations apply. While this versatility in the incremental methods is a strength, the methods are sensitive to fluctuations in loss development, so care must be taken in applying them.

3. IBNR-to-Case Outstanding Method.    This method requires the estimation of consistent cumulative paid and reported (case) incurred loss development patterns and age-to-ultimate LDFs, either from data that is specific to the segment being analyzed or from applicable benchmark or industry data. These patterns imply a specific expected relationship between IBNR, including both development on known claims (bulk reserve) and losses on true late reported claims, and reported case incurred losses. The IBNR-to-Case Outstanding method can be used in a variety of situations. It is appropriate for loss development experience that is mature and possesses a very high ratio of paid losses to reported case incurred losses. The method also permits an evaluation of the difference in maturity between the business being reviewed and benchmark development patterns. Depending on the relationship of paid to incurred losses, an estimate of the relative maturity of the business being reviewed can be made and a subsequent estimate of ultimate losses driven by the implied IBNR to case outstanding ratio at the appropriate maturity can be made. This method is also useful where loss development data is incomplete and only the case outstanding amounts are determined to be reliable. This method is less reliable in situations where relative case reserve adequacy has been changing over time.

4. Bornhuetter-Ferguson Expected Loss Projection Reported and Paid Methods.    The Bornhuetter-Ferguson Expected Loss Projection Method based on reported loss data relies on the assumption that remaining unreported losses are a function of the total expected losses rather than a function of currently reported losses. The expected losses used in this analysis are based on initial selected ultimate loss ratios by year. The expected losses are multiplied by the unreported percentage to produce expected unreported losses. The unreported percentage is calculated as one minus the reciprocal of the selected cumulative incurred LDFs. Finally, the expected unreported losses are added to the current reported losses to produce ultimate losses. The calculations underlying the Bornhuetter-Ferguson Expected Loss Projection Method based on paid loss data are similar to the Bornhuetter-Ferguson calculations based on reported losses, with the exception that paid losses and unpaid percentages replace reported losses and unreported percentages. The Bornhuetter-Ferguson method is most useful as an alternative to other models for immature years. For these immature years, the amounts reported or paid may be small and unstable and therefore not predictive of future development. Therefore, future development is assumed to follow an expected pattern that is supported by more stable historical data or by emerging trends. This method is also useful when changing reporting patterns or payment patterns distort historical development of losses. Similar to the loss development methods, the Bornhuetter-Ferguson method may be applied to loss and ALAE on a combined or separate basis. The Bornhuetter-Ferguson method may not be appropriate in circumstances where the liabilities being analyzed are very mature, as it is not sensitive to the remaining amount of case reserves outstanding, or the actual development to date.

5. Reserve Run-off Method.    This method first projects the future values of case reserves for all underwriting years to future ages of development. This is done by selecting a run-off pattern of case reserves. The selected case run-off ratios are chosen based on the observed run-off ratios at each age of development. Once the ratios have been selected, they are used to project the future values of case reserves. A paid on reserve factor is selected in a similar way. The ratios of the observed amounts paid during each development period to the respective case reserves at the beginning of the periods are used to estimate how much will be paid on the case reserves during each development period. These paid on reserve factors are then applied to the case reserve amounts that were projected during the first phase of this method. A summation of the resulting paid amounts yields an estimate of the liability. The Reserve Run-off Method works well when the historical run-off patterns are reasonably stable and when case reserves ultimately show a decreasing trend. Another strength of this method is that it only requires case reserves at a given point in time and incremental paid and incurred losses after that point, meaning that it can be applied in cases where full loss history is not available. In cases of volatile data where there is a persistent increasing trend in case reserves, this method will fail to produce a reasonable estimate. In several cases, reliance upon this method was limited due to this weakness.

Our independent actuaries select the appropriate loss development extrapolation methods to apply to each company and each class of exposure, and then apply these methods to calculate an estimate of ultimate losses. Our management, which is responsible for the final estimate of ultimate losses, reviews the calculations of our independent actuaries, considers whether the appropriate method was applied, and adjusts the estimate of ultimate losses as it deems necessary. Historically, we have not deviated from the recommendations of our independent actuaries. Paid-to-date losses are then deducted from the estimate of ultimate losses to arrive at an estimated total loss reserve, and reported outstanding case reserves are then deducted from estimated total loss reserves to calculate the estimated IBNR reserve.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities

The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as a reduction in net ultimate losses on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2011 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2011 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.

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

Reinsurance Balances Receivable

Our acquired insurance and reinsurance subsidiaries, prior to acquisition by us, used reinsurance and retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they assumed. Loss and loss adjustment expense reserves represent total gross reserves for unpaid losses, and reinsurance receivables represent anticipated recoveries of a portion of those unpaid losses as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct paid losses, they do not relieve us of our liabilities to our insureds or reinsureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties in order to make provisions for amounts considered potentially uncollectible.

Reinsurance balances receivable increased by $828.1 million during 2011 primarily as a result of additional reinsurance receivables acquired during the year partially offset by cash collections. At December 31, 2011 and 2010, the provision for uncollectible reinsurance relating to losses recoverable was $341.1 million and $381.4 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied, with respect to the allocation of ceded IBNR. The stronger creditworthiness of reinsurance receivables acquired in 2011 compared to reinsurance receivables at December 31, 2010, combined with the reduction in aggregate provisions for bad debt of $42.8 million (following the collection of reinsurance receivables against which bad debt provisions had been provided in earlier periods), resulted in a lower provision for uncollectible reinsurance at December 31, 2011 compared to the provision at December 31, 2010.

We use detailed analysis to estimate uncollectible reinsurance by applying the bad debt provision to reinsurance recoverable balances by reinsurer to determine the portion of a reinsurer’s balance deemed to be uncollectible. These provisions require considerable judgment and are determined using the current rating, or rating equivalent, of each reinsurer (in order to determine its ability to settle the reinsurance balances) as well as other key considerations and assumptions, such as claims and coverage issues and age of debt.

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

Fair Value Measurements of Investments

The following is a summary of valuation techniques or models we use to measure fair value by asset classes, which have not changed significantly since December 31, 2010.

Fixed Maturity Investments

Our fixed maturity portfolio is managed by our Chief Investment Officer and our outside investment advisors. We use inputs from nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our fixed maturity investments. These pricing services include FT Interactive Data, Barclays Capital Aggregate Index, Reuters Pricing Service and others.

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

To validate the techniques or models used by the pricing services, we compare the fair value estimates to our knowledge of the current market and will challenge any prices deemed not to be representative of fair value. As of December 31, 2011, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by us.

In evaluating credit losses, we consider a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments.

Based on the factors described above, we determined that, as of December 31, 2011, no credit losses existed.

Equity Securities

Our equity securities are managed by two external advisors. Through these third parties, we use nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of our equity securities. These pricing services include FT Interactive Data and others.

We have categorized all of our investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. We categorized our investments in preferred stock as Level 2, with the exception of one which was categorized as Level 3, because the fair value estimates are based on observable market data.

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

All of our investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit our ability to liquidate those investments in the short term. The capital commitments are discussed in detail in Note 19 to the consolidated financial statements.

We have classified our private equities as Level 3 investments because they reflect our own judgment about the assumptions that market participants might use.

For our investment in the hedge fund, we also measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The adviser of the fund intends to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset-backed securities and loans. The fund will focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by us are our interests in the fund and not the underlying holdings of the fund. Thus, the inputs used to value our investments in the fund may differ from the inputs used to value the underlying holdings of the fund. The hedge fund is not currently eligible for redemption due to an imposed lock-up period of three years from the time of the initial investment. Once eligible, redemptions will be permitted quarterly with 90 days notice. There are no unfunded capital commitments in relation to the hedge fund. The investment in the fund is classified as Level 3 in the fair value hierarchy.

The bond funds have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and they have daily liquidity.

For the year ended December 31, 2011, the share of net earnings on our other investments was $1.9 million as compared to $21.4 million for the year-ended December 31, 2010, Any unrealized losses or gains on our other investments are included as part of our net investment income.

The following table summarizes all of our financial assets recorded at fair value at December 31, 2011,

by the hierarchy established by the Fair Value Measurement and Disclosure topic of FASB ASC:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities	82,381	4625	2,975	89,981
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

As a percentage of total assets	1.2%	47.1%	2.1%	50.4%

Goodwill

The Intangibles — Goodwill and Other topic of FASB ASC requires that recorded goodwill be assessed for impairment on at least an annual basis. ASC 805 requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. ASC 805 also requires the acquirer to recognize acquisition-related costs separately from the acquisition, recognize assets acquired and liabilities assumed arising from contractual contingencies at their acquisition-date fair values and recognize goodwill as the excess of the consideration transferred plus the fair value of any noncontrolling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.

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

Results of Operations

The following table sets forth our selected consolidated statements of earnings data for each of the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(in thousands of U.S. dollars)
INCOME
Consulting fees	$17,858	$23,015	$16,104
Net investment income	69,870	99,906	81,371
Net realized and unrealized gains	8,020	13,137	4,237
Gain on bargain purchase	13,105	—	—

	108,853	136,058	101,712

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(250,216)	(278,065)	(274,825)
Reduction in provisions for bad debt	(42,822)	(49,556)	(11,718)
Reduction in provisions for unallocated loss adjustment expense liabilities	(45,102)	(39,651)	(50,412)
Amortization of fair value adjustments	42,693	55,438	77,328

	(295,447)	(311,834)	(259,627)
Salaries and benefits	89,846	86,677	68,454
General and administrative expenses	71,810	59,201	46,902
Interest expense	8,529	10,253	17,583
Net foreign exchange losses (gains)	373	(398)	23,787

	(124,889)	(156,101)	(102,901)

Earnings before income taxes and share of net earnings of partly owned company	233,742	292,159	204,613
Income taxes	(25,284)	(87,132)	(27,605)
Share of net earnings of partly owned company	—	10,704	—

NET EARNINGS	208,458	215,731	177,008
Less: Net earnings attributable to noncontrolling interest	(54,765)	(41,645)	(41,798)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$153,693	$174,086	$135,210

Comparison of Years Ended December 31, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $208.5 million and approximately $215.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease in earnings of approximately $7.2 million was attributable primarily to the following:

(i)

a decrease in net investment income of $30.0 million primarily as a result of a decrease, in 2011, in the fair value of our private equity portfolio classified as other investments of $2.4 million compared to a gain of $13.7 million in 2010, along with a decrease in net investment income due primarily to lower yields earned on our fixed maturity investments driven by lower interest rates in developed economies, primarily the United States.

(ii)	a lower net reduction in ultimate loss and loss adjustment expense liabilities of $16.4 million;

(iii)

an increase in general and administrative expenses of $12.6 million due primarily to an increase in loan structure fees and letter of credit fees that were paid in 2011 along with an overall increase in other professional fees;

(iv)	a decrease of $10.7 million in income earned from our investment in partly owned company as a result of its disposal in 2010;

(v)	a decrease in consulting fee income of $5.2 million due primarily to a decrease in fees earned in relation to incentive-based fee arrangements;

(vi)	a decrease in net realized and unrealized gains of $5.1 million due primarily to mark-to-market changes in the market value of our equity securities; and

(vii)

an increase in salaries and benefits costs of $3.2 million due primarily to our increased overall headcount from 335 at December 31, 2010 to 415 at December 31, 2011 offset by a reduction in salary costs related to our discretionary bonus plan as a result of decreased net earnings in the year; partially offset by

(viii)

a decrease in income taxes of $61.8 million due to decreased tax liabilities recorded on the results of our taxable subsidiaries along with no provision in 2011 for an additional tax liability of $30.3 million provided for in 2010 arising in our Australian subsidiary from the formation of an Australian tax consolidated group;

(ix)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna; and

(x)	a decrease in interest expense of $1.7 million due primarily to lower interest rates on the loan facilities outstanding during 2011.

We recorded noncontrolling interest in earnings of $54.8 million and $41.6 million for the years ended December 31, 2011 and 2010, respectively. Net earnings attributable to Enstar Group Limited decreased from $174.1 million for the year ended December 31, 2010 to $153.7 million for the year ended December 31, 2011.

Consulting Fees:

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$17,858	$23,015	$(5,157)

Our consulting companies earned fees of approximately $17.9 million and $23.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease in consulting fees of $5.2 million related primarily to the decrease in management fees earned from incentive-based fee agreements. We would expect consulting fee income to remain at or around current levels in future periods, excluding the impact of any one-time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized Gains:

	Years Ended December 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2011	2010	Variance	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$69,870	$99,906	$(30,036)	$8,020	$13,137	$(5,117)

Net investment income for the year ended December 31, 2011 decreased by $30.0 million to $69.9 million, as compared to $99.9 million for the year ended December 31, 2010. The decrease was attributable primarily to the combination of the following items:

(i)	a decrease of $2.4 million in the fair value of our private equity portfolio, for the year ended December 31, 2011, as compared to an increase of $13.7 million for the same period in 2010; and

(ii)	a decrease in investment income due to lower yields on our fixed maturity investments driven by lower interest rates in developed economies, primarily the United States.

The average return on the cash and fixed maturities investments (excluding any writedowns or appreciation related to our other investments) for the year ended December 31, 2011 was 1.70% as compared to the average return of 2.38% for the year ended December 31, 2010. The average credit rating of our fixed maturity investments at December 31, 2011 was AA-. During 2011, the rating agency Standard & Poors downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon the acquisition of Clarendon, which had a lower proportion of investments with AAA credit ratings, has resulted in us having a lower percentage of AAA rated investments than we had as at December 31, 2010. See Note 6 to our consolidated financial statements for more information regarding the credit ratings of our investments.

Net realized and unrealized gains for the year ended December 31, 2011 and 2010 were $8.0 million and $13.1 million, respectively. The decrease was due primarily to mark-to-market changes in the market value of our equity securities.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of FASB ASC, we have categorized our investments that are recorded at fair value among levels as follows:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities	82,381	4,625	2,975	89,981
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset-backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

Gain on Bargain Purchase:

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$13,105	$—	$13,105

Gain on bargain purchase of $13.1 million and $nil was recorded for the years ended December 31, 2011 and 2010, respectively. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess has, in accordance with the provisions of the Business Combinations topic of FASB ASC, been recognized as income for the year ended December 31, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities

The following table shows the components of the net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(in thousands of U.S. dollars)
Net losses paid	$(284,611)	$(294,996)
Net change in case and LAE reserves	310,036	336,141
Net change in IBNR	224,791	236,920

Reduction in estimates of net ultimate losses	250,216	278,065
Reduction in provisions for bad debt	42,822	49,556
Reduction in provisions for unallocated loss adjustment expense liabilities	45,102	39,651
Amortization of fair value adjustments	(42,693)	(55,438)

Net reduction in ultimate loss and loss adjustment expense liabilities	$295,447	$311,834

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 of $295.4 million was attributable to a reduction in estimates of net ultimate losses of $250.2 million, a reduction in aggregate provisions for bad debts of $42.8 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $45.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $42.7 million.

The reduction in estimates of net ultimate losses of $ 250.2 million comprised net incurred favorable loss development of $25.4 million and reductions in IBNR reserves of $224.8 million. The decrease in the aggregate estimate of IBNR loss reserves of $224.8 million (compared to $236.9 million during the year ended December 31, 2010) was comprised of $57.9 million relating to asbestos liabilities (compared to $67.8 million in 2010), $2.8 million relating to environmental liabilities (compared to $4.2 million in 2010) and $164.1 million relating to all other remaining liabilities (compared to $164.9 million in 2010). The aggregate reduction in IBNR of $224.8 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 113 commutations (including three commutations completed shortly after December 31, 2011), to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development of $25.4 million, resulting from settlement of net advised case and LAE reserves of $310.0 million for net paid losses of $284.6 million, related to the settlement of non-commuted losses in the year and approximately 110 commutations of assumed and ceded exposures, excluding the three commutations completed subsequent to December 31, 2011. Net incurred liabilities settled by way of commutation during the year ended December 31, 2011 (excluding the three commutations completed subsequent to December 31, 2011) amounted to $71.5 million compared to the net reduction in advised case reserves during the same period of $310.0 million. Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 113 commutations completed, nine related to our top ten insured and/or reinsured exposures, including three completed shortly after December 31, 2011 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year, and two related to our top ten ceded reinsurance assets. The remaining 102 commutations, of which approximately 46% were completed during the three months ended December 31, 2011, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2011, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2011 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $224.8 million in 2011.

The reduction in aggregate provisions for bad debt of $42.8 million was a result of the collection, primarily during the three months ended December 31, 2011, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Years Ended December 31,
	2011	2010
	(in thousands of U.S. dollars)
Balance as at January 1	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	525,440	347,728

	2,765,835	2,131,408
Effect of exchange rate movement	(9,170)	(3,836)
Net reduction in ultimate loss and loss adjustment expense liabilities	(295,447)	(311,834)
Net losses paid	(284,611)	(294,996)
Acquired on purchase of subsidiaries	610,485	459,362
Retroactive reinsurance contracts assumed	112,821	785,731

Net balance as at December 31	2,899,913	2,765,835
Plus: total reinsurance reserves recoverable	1,383,003	525,440

Balance as at December 31	$4,282,916	$3,291,275

Salaries and Benefits:

	Year Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$89,846	$86,677	$(3,169)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $89.8 million and $86.7 million for the years ended December 31, 2011 and 2010, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs due to an increase in staff numbers from 335 at December 31, 2010 to 415 at December 31, 2011; and

(ii)

increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.5458 for the year ended December 31, 2010 to 1.6041 for the year ended December 31, 2011. Approximately 61% and 67% of the average staff numbers for the years ended December 31, 2011 and 2010, respectively, had their salaries paid in British pounds; partially offset by

(iii)

the reduction in the discretionary bonus accrual of $8.1 million due to the release back to earnings in 2011 of approximately $4.0 million relating to the unallocated portion of the 2010 year end bonus accrual provision and the reduction in net earnings for the year ended December 31, 2011 as compared to 2010. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$71,810	$59,201	$(12,609)

General and administrative expenses increased by $12.6 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increased expenses in 2011 related primarily to:

(i)

increased bank costs of $5.2 million primarily associated with the costs of establishing and maintaining our letters of credit, along with the arrangement and agency fees paid in relation to the establishment of both our Clarendon Facility and EGL Revolving Credit Facility;

(ii)	additional general and administrative expenses of $4.1 million incurred in relation to both new acquisitions and significant new business that we completed in 2011;

(iii)

increased legal expenses of approximately $9.7 million due primarily to legal fees and settlement costs associated with certain litigation, along with legal fees associated with due diligence projects; and

(iv)	an increase in actuarial consulting fees of approximately $2.9 million due to costs associated with due diligence projects; partially offset by

(v)

a reduction in general and administrative expense of $9.2 million related to: 1) recovery of $5.8 million on a previously written-off asset; 2) release of $2.4 million related to provisions on certain other assets; and 3) savings of $1.0 million associated with settlement of other liabilities below their carried amount.

Interest Expense:

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$8,529	$10,253	$1,724

Interest expense of $8.5 million and $10.3 million was recorded for the years ended December 31, 2011 and 2010, respectively. The decrease in interest expense was attributable primarily to the lower interest rates on the loan facilities outstanding during the year ended December 31, 2011 as compared to the same period in 2010.

Income Tax Expense:

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$25,284	$87,132	$61,848

We recorded income tax expense of $25.3 million and $87.1 million for the years ended December 31, 2011 and 2010, respectively.

The decrease in taxes was due primarily to the combination of:

(i)	lower overall net earnings in our tax paying subsidiaries for the year ended December 31, 2011 as compared to those earned for the year ended December 31, 2010; and

(ii)

during 2010, in order to mitigate the tax impacts of inter-group transactions, the boards of our Australian group of companies elected to form a consolidated tax group. The impact of this tax consolidation resulted in resetting the cost base of certain assets, which resulted in us recording a tax charge in 2010 of approximately $30.3 million.

Share of Net Earnings of Partly Owned Company

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$—	$10,704	$(10,704)

For the year ended December 31, 2011, we recorded $nil as our share of net earnings of partly owned company as compared to $10.7 million for the year ended December 31, 2010. The decrease was attributable to the fact that we no longer have an investment in a partly owned company; during 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling interest:

	Years Ended December 31,
	2011	2010	Variance
	(in thousands of U.S. dollars)
Total	$54,765	$41,645	$(13,120)

We recorded a noncontrolling interest in earnings of $54.8 million and $41.6 million for the years ended December 31, 2011 and 2010, respectively. The increase in noncontrolling interest for the year ended December 31, 2011 was due primarily to the increase in earnings for those companies where there exists a noncontrolling interest.

Comparison of Years Ended December 31, 2010 and 2009

Due to the growing insignificance of our consulting activities in relation to our core reinsurance operations, in 2011 we reevaluated our segment reporting and concluded that we have one reportable segment. As a result of the decreasing relative significance of consulting services and the associated revenues and earnings, we no longer monitor the results of consulting activities separately for evaluating business performance and for making resource allocation decisions. Accordingly, effective January 1, 2011, we no longer report separately the results of our consulting activities. Prior to 2011, however, we reported two segments, reinsurance and consulting, and the following comparison of the 2010 and 2009 results of operations presents our earnings data on the basis of those two segments. Each line item marked “total” below can be compared to the corresponding line item entry marked “total” in the comparison of the 2011 and 2010 results of operations.

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $215.7 million and $177.0 million for the years ended December 31, 2010 and 2009, respectively. The increase in earnings of approximately $38.7 million was primarily attributable to the following:

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

(ix) an increase in income taxes of $59.5 million due to increased tax liabilities recorded on the results of our taxable subsidiaries along with an additional tax liability arising in our Australian subsidiaries from the formation of an Australian tax consolidated group; and

(x) an increase in salaries and benefits costs of $18.2 million due primarily to our increased overall headcount from 287 at December 31, 2009 to 335 at December 31, 2010 along with increased salary costs related to our discretionary bonus plan as a result of increased net earnings in the year.

We recorded noncontrolling interest in earnings of $41.6 million and $41.8 million for the years ended December 31, 2010 and 2009, respectively. Net earnings attributable to Enstar Group Limited increased from $135.2 million for the year ended December 31, 2009 to $174.1 million for the year ended December 31, 2010.

Consulting Fees:

	Years Ended December 31,
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

Net Investment Income and Net Realized and Unrealized Gains:

	Years Ended December 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2010	2009	Variance	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$461	$1,894	$(1,433)	$—	$—	$—
Reinsurance	99,445	79,477	19,968	13,137	4,237	8,900

Total	$99,906	$81,371	$18,535	$13,137	$13,137	$8,900

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of FASB ASC, we have categorized our investments that are recorded at fair value among levels as follows:

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset-backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

	December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$76,226	$—	$76,226
Non-U.S. government	—	37,186	—	37,186
Corporate	—	87,083	—	87,083
Residential mortgage-backed	—	2,012	—	2,012
Commercial mortgage-backed	—	—	641	641
Equities	21,203	—	3,300	24,503
Other investments	—	—	81,801	81,801

Total investments	$21,203	$202,507	$85,742	$309,452

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
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

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in IBNR reserves of $236.9 million. The decrease in the aggregate estimate of IBNR loss reserves of $236.9 million (compared to $318.2 million during the year ended December 31, 2009) was comprised of $67.8 million relating to asbestos liabilities (compared to $158.4 million in 2009), $4.2 million relating to environmental liabilities (compared to $17.0 million in 2009) and $164.9 million relating to all other remaining liabilities (compared to $142.8 million in 2009). The aggregate reduction in IBNR of $236.9 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data following 90 commutations to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The lower reduction in asbestos IBNR reserves during 2010 was primarily due to reduced commutations of asbestos related exposures compared to the prior year. Total net loss reserves acquired from January 1, 2008 to December 31, 2010 amounted to $3,197.3 million, of which $2,634.5 million, or 82.4% related to all other losses. This increase in all other loss reserves provided the basis for a greater reduction in all other IBNR reserves. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2010 amounted to $109.7 million compared to the net reduction in advised case reserves during the same period of $336.1 million. Of the 90 commutations completed during 2010, three related to our top ten insured and/or reinsured exposures, including one commutation completed shortly after December 31, 2009 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year ended December 31, 2009, and one related to the commutation of one of our largest ceded reinsurance assets. The remaining 86 commutations, of which approximately 43% were completed during the three months ended December 31, 2010, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2010, including commutations (but excluding the impact of the commutation that was completed subsequent to the year ended December 31, 2009) and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2010 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $236.9 million in 2010.

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

	Years Ended December 31,
	2010	2009
	(in thousands of U.S. dollars)
Balance as at January 1	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	347,728	394,575

	2,131,408	2,403,712
Effect of exchange rate movement	(3,836)	73,512
Net reduction in ultimate loss and loss adjustment expense liabilities	(311,834)	(259,627)
Net losses paid	(294,996)	(257,414)
Acquired on purchase of subsidiaries	459,362	114,595
Retroactive reinsurance contracts assumed	785,731	56,630

Net balance as at December 31	2,765,835	2,131,408
Plus: total reinsurance reserves recoverable	525,440	347,728

Balance as at December 31	$3,291,275	$2,479,136

Salaries and Benefits:

	Years Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$50,684	$37,283	$(13,401)
Reinsurance	35,993	31,171	(4,822)

Total	$86,677	$68,454	$(18,223)

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

(ii) increased staff costs due to an increase in average staff numbers from 287 at December 31, 2009 to 335 at December 31, 2010;

(iii) a payment of $1.25 million to our former Executive Chairman, John J. Oros, in accordance with the terms of his separation agreement; and

(iv) amortization of unrecognized compensation costs of $1.5 million relating to the restricted shares that were awarded to certain employees in 2010 under the 2006 Equity Incentive Plan.

General and Administrative Expenses:

	Years Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$28,288	$19,870	$(8,418)
Reinsurance	30,913	27,032	(3,881)

Total	$59,201	$46,902	$(12,299)

General and administrative expenses attributable to the consulting segment increased by $8.4 million during the year ended December 31, 2010, as compared to the year ended December 31, 2009. The increased expenses in 2010 related primarily to: (i) increased loan structure fees incurred primarily related to the Enstar Group Facility; (ii) increased legal fees relating to ongoing litigation costs; and (iii) increased audit and actuarial tax fees due primarily to growth of the group and increased tax fees relating to the work done in connection with our Australian tax consolidation.

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

	Years Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$—	$—	$—
Reinsurance	10,253	17,583	7,330

Total	$10,253	$17,583	$7,330

Interest expense of $10.3 million and $17.6 million was recorded for the years ended December 31, 2010 and 2009, respectively. The decrease in interest expense was attributable primarily to the reduction and then elimination of the principal balance of the term facility of our wholly-owned subsidiary, Cumberland Holdings Limited, partially offset by interest expense incurred on both the Knapton Facility and the loan associated with the Repurchase Agreements.

Net Foreign Exchange Gains/(Losses):

	Years Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$(420)	$920	$(1,340)
Reinsurance	818	(24,707)	25,525

Total	$398	$(23,787)	$24,185

We recorded a foreign exchange gain of $0.4 million for the year ended December 31, 2010, as compared to a foreign exchange loss of $23.8 million for the year ended December 31, 2009.

In October 2010, we entered into a foreign currency forward exchange contract as part of our overall foreign currency risk management strategy. On the value date, June 30, 2011, we sold AU$45 million and received $42.5 million. The contract exchange rate was AU$1 for $0.9439. As at December 31, 2010, the fair value of the contract was $(3.6) million, the effect of which we recognized as a foreign exchange loss included as part of our net earnings. This loss was offset by foreign exchange gains of approximately $4.0 million arising primarily from our holdings of surplus British pounds and Australian dollars at a time when these currencies were appreciating against the U.S. dollar.

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

The net impact on shareholders’ equity of foreign exchange movements relating specifically to Gordian are summarized in the table below:

	Years Ended December 31,
	2010	2009
	(in thousands of U.S. dollars)
Foreign exchange gains (losses) recorded through earnings
(net of noncontrolling interest of $(0.4) million and $10.7 million, respectively)	$1,035	$(24,888)
Foreign exchange losses recorded through earnings related to the forward foreign exchange contract (net of noncontrolling interest of $1.1 million)	(2,501)	—
Foreign exchange gains recorded through accumulated other comprehensive income (net of noncontrolling interest of $(9.6) million and
$(20.9) million, respectively)	22,403	48,753

Combined increase in shareholders’ equity	$20,937	$23,865

Income Tax (Expense)/Recovery:

	Years Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$33	$(2,402)	$2,435
Reinsurance	(87,165)	(25,203)	(61,962)

Total	$(87,132)	$(27,605)	$(59,527)

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

In addition, during the three months ended December 31, 2010, in order to mitigate the tax impacts of inter-group transactions, the boards of our Australian group of companies elected to form a consolidated tax group. The impact of this tax consolidation resulted in resetting the cost base of certain assets, which resulted in an additional tax liability in 2010 of approximately $30.3 million.

Noncontrolling Interest:

	Years Ended December 31,
	2010	2009	Variance
	(in thousands of U.S. dollars)
Consulting	$—	$—	$—
Reinsurance	41,645	41,798	153

Total	$41,645	$41,798	$153

We recorded a noncontrolling interest in earnings of $41.6 million and $41.8 million for the years ended December 31, 2010 and 2009, respectively. The decrease for the year ended December 31, 2010 related to the decrease in earnings for those entities that have noncontrolling interests.

Liquidity and Capital Resources

As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in our subsidiaries. The potential sources of cash flows to the holding company consist of dividends, advances and loans from our subsidiary companies.

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Europe. Our insurance and reinsurance subsidiaries are generally subjected to additional regulatory restrictions as a result of their regulated status. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum solvency requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. As of December 31, 2011 and 2010, one of our U.S. insurance companies was not in compliance with its applicable risk-based capital level. We do not believe this company’s non-compliance will have a material impact on our ability to meet our cash obligations. With the exception of the above, all of our insurance and reinsurance subsidiaries’ solvency and liquidity were in excess of the minimum levels required as of December 31, 2011 and 2010. Retained earnings of our insurance and reinsurance subsidiaries, with the exception of the one noncompliant company noted above, are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital.

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemptions of investments, to pay losses and loss expenses, salaries and benefits and general and administrative expenses, with the remainder used for acquisitions and additional investments. We expect a net use of cash from operations as total net claim settlements and operating expenses will generally be in excess of investment income earned. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay cash dividends on our ordinary shares.

We maintain a short duration conservative investment strategy whereby, as of December 31, 2011, 38.0% of our fixed maturity portfolio classified as available-for-sale or trading was held with a maturity of less than one year and 86.0% had maturities of less than five years. Excluding the impact of commutations and any schemes of arrangement, should they be completed, we expect approximately 16.6% of the gross reserves to be settled within one year and approximately 63.9% of the reserves to be settled within five years. However, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses to less than five years. Therefore, the relatively short-duration investment portfolio is maintained in order to provide liquidity for commutation opportunities and preclude us from having to liquidate longer dated securities. As a result, we do not anticipate having to sell longer dated investments in order to meet future policyholder liabilities.

At December 31, 2011, total cash and investments were $4.56 billion, compared to $3.88 billion at December 31, 2010.

Reinsurance Recoverables

Our acquired insurance and reinsurance subsidiaries, prior to acquisition by us, used retrocessional agreements to reduce their exposure to the risk of reinsurance assumed. We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk. Provisions are made for amounts considered potentially uncollectible. The allowance for uncollectible reinsurance recoverable was $341.1 million and $381.4 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011 and 2010, we had total reinsurance balances receivable of $1.79 billion and $961.4 million, respectively, of which $235.8 million and $398.8 million, respectively, were associated with one and two reinsurers, respectively, which each represented 10% or more of total reinsurance balances receivable. Of the $235.8 million receivable from the one reinsurer as at December 31, 2011, $151.0 million is secured by a trust fund held for our benefit. As at December 31, 2011, the one reinsurer had a credit rating of A+. In the event that all or any of the reinsuring companies, that have not secured their obligations, are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

During 2011 and 2010, we completed five and six acquisitions, respectively, of insurance companies in run-off and entered into two and eight acquisitions of portfolios of insurance and reinsurance businesses in run-off, respectively. The stronger creditworthiness of acquired reinsurance receivables compared to reinsurance receivables at December 31, 2010, combined with the reduction in aggregate provisions for bad debt, resulted in a lower provision for uncollectible reinsurance at December 31, 2011 compared to the prior year. The aggregate provision for uncollectible reinsurance balances receivable as at December 31, 2011 amounted to approximately 16.0% of the total reinsurance balances receivable, before provisions for uncollectible reinsurance, compared to approximately 28.4% at December 31, 2010.

Source of Funds

We primarily generate our cash from the acquisitions we complete. These acquired cash and investment balances are classified as cash provided by investing activities.

We expect the net operating cash flows for us, to expiry, to be negative as we pay out cash in claims settlements and expenses in excess of cash generated via investment income and consulting fees.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Total cash (used in) provided by:	2011	2010	2009
	(in thousands of U.S. dollars)
Operating activities	$(909,920)	$(609,211)	$(198,055)
Investing activities	691,923	253,461	(259,814)
Financing activities	259,769	(124,697)	(199,684)
Effect of exchange rate changes on cash	9,548	13,156	57,452

Increase (decrease) in cash and cash equivalents	$51,320	$(467,291)	$(600,101)

See “Item 8. Financial Statements and Supplementary Data — Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009” for further information.

Operating

Net cash used in operating activities for the year ended December 31, 2011 was $909.9 million compared to $609.2 million for the year ended December 31, 2010. This $300.7 million increase in cash used in operating activities was due primarily to the following:

(i) an increase of $675.1 million in losses and loss adjustment expenses in 2011 compared to a decrease of $150.0 million in 2010; partially offset by

(ii) an increase in reinsurance balances receivable and other assets of $238.8 million and $138.4 million, respectively, compared to a decrease of $13.9 million and $186.2 million, respectively, in 2010.

Net cash used in operating activities for the year ended December 31, 2010 was $609.2 million compared to $198.1 million for the year ended December 31, 2009. This $411.1 million increase in cash used in operating activities was due primarily to the following:

(i) an increase of $838.5 million in the net purchases of trading securities between 2010 and 2009 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(ii) an increase of $206.0 million in funds withheld by clients on our behalf between 2010 and 2009 due primarily to us entering into quota share reinsurance agreements with Allianz and IICH with respect to specific portfolios of run-off business; partially offset by

(iii) a decrease of $654.4 million in losses and loss adjustment expenses between 2010 and 2009.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of investments. Net cash provided by investing activities was $691.9 million during the year ended December 31, 2011 compared to $253.5 million during the year ended December 31, 2010. The increase of $438.5 million in investing cash flows between 2011 and 2010 was due primarily to the following:

(i) a decrease of $290.2 million in restricted cash and cash equivalents during 2011, compared to an increase of $187.0 million in 2010;

(ii) an increase of $92.1 million in the net sales, purchases and maturities of available-for-sale and held-to-maturity securities between 2011 and 2010 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(iii) a decrease of $91.9 million in the funding of other investments between 2011 and 2010 due to the increased investment in our private equity investments during 2010; partially offset by

(iv) the use of $88.5 million in net cash for acquisitions during 2011, compared to net cash provided by acquisitions of $173.7 million during 2010.

Net cash provided by (used in) investing activities was $253.5 million during the year ended December 31, 2010 compared to $(259.8) million during the year ended December 31, 2009. The increase of $513.3 million in investing cash flows between 2010 and 2009 was due primarily to the following:

(i) a decrease of $315.7 million in the purchases of available-for-sale and held-to-maturity securities between 2010 and 2009 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(ii) an increase of $259.6 million in the sales and maturity of available-for-sale and held-to-maturity securities between 2010 and 2009 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities; and

(iii) an increase of $98.9 million in the funding of other investments between 2010 and 2009 due to the increased investment in our private equity investments; partially offset by

(iv) the receipt of $31.6 million on the sale of a partly owned company.

Financing

Net cash provided by (used in) financing activities was $259.8 million during the year ended December 31, 2011 compared to $(124.7) million during the year ended December 31, 2010. The increase of $384.5 million in cash provided by financing activities was primarily attributable to the following:

(i) an increase of $287.4 million in net proceeds from issuance of shares;

(ii) an increase of $112.8 million in cash received attributable to bank loans between 2011 and 2010, offset partially by an increase of $51.2 million in the repayment of bank loans; and

(iii) a decrease of $41.1 million in dividends paid to noncontrolling interest in 2011, partially offset by an increase of $5.6 million in net distributions of capital to noncontrolling interest.

Net cash used in financing activities was $124.7 million during the year ended December 31, 2010 compared to $199.7 million during the year ended December 31, 2009. The decrease of $75.0 million in cash used in financing activities was primarily attributable to the following:

(i) an increase of $161.4 million in cash received attributable to bank loans between 2010 and 2009, offset partially by an increase of $62.7 million in the repayment of bank loans; and

(iii) an increase of $49.2 million in dividends paid to noncontrolling interest in 2010, partially offset by contributions of $28.7 million to surplus of subsidiary by noncontrolling interest.

Investments

The maturity distribution for our fixed maturity securities held as of December 31, 2011 and December 31, 2010 was as follows:

	December 31, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
Due in one year or less	$1,158,546	38.0%	$966,319	45.3%
Due after one year through five years	1,465,176	48.0%	940,017	44.0%
Due after five years through ten years	152,829	5.0%	47,627	2.2%
Due after ten years	16,723	0.6%	10,387	0.5%

	2,793,274	91.6%	1,964,350	92.0%
Residential mortgage-backed	110,785	3.6%	102,506	4.8%
Commercial mortgage-backed	86,694	2.8%	38,841	1.8%
Asset-backed	62,201	2.0%	28,613	1.4%

Total	$3,052,954	100.0%	$2,134,310	100.0%

Eurozone Exposure

At December 31, 2011, we did not own any investments in fixed maturity securities (which includes securities classified as cash and cash equivalents) and bond funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity and bond funds exposures as of December 31, 2011 to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating and maturity date are highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB and below	NR	Total
	(in thousands of U.S. dollars)
Germany	$28,876	$2,175	$—	$—	$—	$31,051
Supranational (1)	41,920	—	—	—	—	41,920
Denmark	9,901	—	—	—	—	9,901
Netherlands	9,344	—	—	—	—	9,344
Norway	2,271	—	—	—	—	2,271
France	89,357	—	—	—	—	89,357
Slovenia	—	6,447	—	—	—	6,447
Finland	1,491	—	—	—	—	1,491
Sweden	10,012	9,935	—	—	5,215	25,162
Austria	10,543	—	—	—	—	10,543

	203,715	18,557	—	—	5,215	227,487
Euro Region Government Funds	—	11,253	—	—	—	11,253

	$203,715	$29,810	$—	$—	$5,215	$238,740

	By Maturity Date (2)
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$8,090	$992	$5,958	$8,709	$7,302	$31,051
Supranational (1)	—	4,728	19,512	14,928	2,752	41,920
Denmark	—	—	—	—	9,901	9,901
Netherlands	—	—	996	3,977	4,371	9,344
Norway	—	—	—	1,883	388	2,271
France	74,667	994	768	8,608	4,320	89,357
Slovenia	6,447	—	—	—	—	6,447
Finland	—	—	—	—	1,491	1,491
Sweden	5,215	—	10,012	—	9,935	25,162
Austria	—	—	—	10,052	491	10,543

	$94,419	$6,714	$37,246	$48,157	$40,951	$227,487

(1)	Supranationals are defined as international government or quasi-government organizations.
(2)	Our bond fund holdings have daily liquidity and are not included in the maturity date table.

At December 31, 2011, we owned investments in corporate securities (which includes securities classified as cash and cash equivalents) whose ultimate parent company was located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures to these investments as of December 31, 2011 by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$—	$1,538	$45,088	$12,412	$4,656	$63,694
Belgium	—	494	—	—	—	494
Portugal	—	—	—	11,693	—	11,693
Denmark	—	—	2,385	—	—	2,385
Netherlands	—	28,352	3,907	—	—	32,259
Sweden	—	10,640	34,312	2,705	21,237	68,894
Norway	5,005	—	—	32,275	—	37,280
France	23,583	16,322	4,351	3,484	—	47,740
Ireland	—	—	—	1,972	—	1,972
Spain	2,869	4,780	5,733	9,539	—	22,921
Italy	—	491	34,420	4,999	—	39,910

	$31,457	$62,617	$130,196	$79,079	$25,893	$329,242

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Total
	(in thousands of U.S. dollars)
Germany	$11,816	$—	$24,141	$9,350	$18,387	$63,694
Belgium	494	—	—	—	—	494
Portugal	—	—	—	—	11,693	11,693
Denmark	—	2,385	—	—	—	2,385
Netherlands	29,736	2,523	—	—	—	32,259
Sweden	52,560	—	11,491	—	4,843	68,894
Norway	37,280	—	—	—	—	37,280
France	27,206	1,315	9,558	—	9,661	47,740
Ireland	1,972	—	—	—	—	1,972
Spain	12,331	1,363	—	8,176	1,051	22,921
Italy	5,908	—	—	—	34,002	39,910

	$179,303	$7,586	$45,190	$17,526	$79,637	$329,242

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$20,061	$18,115	$7,607	$13,157	$4,754	$63,694
Belgium	—	—	—	—	494	494
Portugal	—	—	11,693	—	—	11,693
Denmark	—	2,385	—	—	—	2,385
Netherlands	5,014	778	10,091	6,430	9,946	32,259
Sweden	20,414	3,936	21,304	7,441	15,799	68,894
Norway	24,248	—	—	8,027	5,005	37,280
France	12,845	8,202	4,529	6,814	15,350	47,740
Ireland	1,972	—	—	—	—	1,972
Spain	5,842	—	1,051	11,346	4,682	22,921
Italy	35,990	—	—	3,502	418	39,910

	$126,386	$33,416	$56,275	$56,717	$56,448	$329,242

Securities issued by companies located in the United Kingdom and Switzerland are not included in the tables.

None of the securities we owned at December 31, 2011 were considered impaired.

Long-Term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions along with loans outstanding in relation to the Repurchase Agreements entered into with three of our executives and certain trusts and a corporation affiliated with the executives. We draw down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company. We incurred interest expense on our loan facilities and loans outstanding relating to the Repurchase Agreements of $8.5 million and $10.3 million for the years ended December 31, 2011 and 2010, respectively.

Total amounts of loans payable outstanding, including accrued interest, as of December 31, 2011 and 2010 totaled $242.7 million and $245.3 million, respectively, and were comprised as follows:

Facility	Date of Facility	December 31, 2011	December 31, 2010
		(in thousands of U.S. dollars)
Clarendon Facility	July 12, 2011	$108,123	$—
EGL Revolving Credit Facility	June 30, 2011	115,881	—
Unionamerica — Facility A	December 30, 2008	—	71,259
Unionamerica — Facility B	December 30, 2008	—	154
Knapton	April 20, 2010	—	21,532
Enstar Group — Facility A	December 29, 2010	—	52,100
Enstar Group — Facility B	December 29, 2010	—	62,900

Total long-term bank debt		224,004	207,945
Repurchase Agreements	October 1, 2010	18,706	37,333

Total loans payable		$242,710	$245,278

EGL Revolving Credit Facility; Prepayment of Certain Subsidiary Debt Facilities

On June 13, 2011, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement with NAB and Barclays Corporate, the corporate banking division of Barclays Bank PLC, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent, or the EGL Revolving Credit Facility. The EGL Revolving Credit Facility provides for a three-year revolving credit facility pursuant to which we are permitted to borrow up to an aggregate of $250.0 million, which will be available to prepay certain existing credit facilities of ours and certain of our subsidiaries, to fund permitted acquisitions and for general corporate purposes. Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

On June 30, 2011, we borrowed $167.7 million under the EGL Revolving Credit Facility, which was used to prepay $167.7 million of the total amounts owing by us under the Knapton, Unionamerica and Enstar Group facilities. The prepayment of these existing credit facilities was a condition to our initial borrowing under the EGL Revolving Credit Facility.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays Bank PLC in our name and into which amounts received in respect of any capital release from certain of our subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs that may be incurred by the lenders, if any. The unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to us, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of December 31, 2011, all of the covenants relating to the EGL Revolving Credit Facility were met.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default as specified in the EGL Revolving Credit Facility, the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on June 13, 2014, the third anniversary of the date of the EGL Revolving Credit Facility.

On October 21, 2011 and December 30, 2011, we repaid $25.0 million and $26.8 million, respectively, of the outstanding principal balance of the EGL Revolving Credit Facility. As of December 31, 2011, the outstanding EGL Revolving Credit Facility loan balance, inclusive of accrued interest, was $115.9 million.

Clarendon Facility

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with NAB. The Clarendon Facility provides for a four-year term loan facility available to be drawn to fund up to 50% of the purchase price of Clarendon. On July 12, 2011, we fully drew down the Clarendon Facility in connection with the acquisition of Clarendon. As of December 31, 2011, the outstanding Clarendon Facility balance, inclusive of accrued interest, was $108.1 million.

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

Share repurchase agreements

On October 1, 2010, we entered into the Repurchase Agreements to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share. We repurchased, in aggregate, 600,000 ordinary shares from Dominic F. Silvester (our Chief Executive Officer and a member of our Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (our Joint Chief Operating Officer, Executive Vice President and a member of our Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (our Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by us through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, we entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements. On each of December 9, 2011 and December 31, 2010, we repaid $20.0 million and $19.1 million, respectively, of the promissory notes, including accrued interest.

Private Placement

On April 20, 2011, we entered into an Investment Agreement, or the Investment Agreement, with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P., or, collectively, the Purchasers, each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, we agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described below, securities representing 19.9% of our outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in us purchased pursuant to the Investment Agreement is less than 4.9%. The securities that the Purchasers have acquired at these closings can be further summarized as follows.

At the first closing, which occurred on April 20, 2011, we issued to the Purchasers 531,345 of our voting ordinary shares, par value $1.00 per share, or the Voting Common Shares, and 749,869 of our Series A convertible non-voting preference shares, par value $1.00 per share, or the Non-Voting Preferred Shares, at a purchase price of $86.00 per share, and warrants to acquire 340,820 Non-Voting Preferred Shares for an exercise price of $115.00 per share, for aggregate proceeds of approximately $110.2 million. Upon the receipt of shareholder approval to create three new classes of non-voting ordinary shares at our Annual General Meeting on June 28, 2011, the Non-Voting Preferred Shares automatically converted on a share-for-share basis into our non-voting ordinary shares, par value $1.00, or the Non-Voting Common Shares, and the warrants became exercisable for Non-Voting Common Shares rather than Non-Voting Preferred Shares.

At the second closing, which occurred on December 22, 2011, we issued to the Purchasers 134,184 Voting Common Shares and 827,504 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $82.7 million.

At the third closing, which occurred simultaneously with the second closing on December 22, 2011, we issued to the Purchasers 1,148,264 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $98.7 million.

The Purchasers may elect to receive Series B Non-Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares upon conversion of Voting Common Shares held by them. Holders of the Series B Non-Voting Common Shares would have the right to convert such shares on a share-for-share basis, subject to certain adjustments, into Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares at their option. All Non-Voting Common Shares received by the Purchasers under the Investment Agreement are Series C Non-Voting Common Shares. Holders of the Series C Non-Voting Common Shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D Non-Voting Common Shares at their option. There is no economic difference in the sub-series of Non-Voting Common Shares, but there are slight differences in the limited voting rights of each sub-series that are designed to address certain regulatory matters affecting the Purchasers.

The total investment made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares and the warrants was approximately $291.6 million.

We believe that the proceeds received in connection with the closings under the Investment Agreement will provide us with capital and financial flexibility to pursue desirable acquisitions of insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at December 31, 2011. The table does not reflect certain acquisition-related payments potentially due in the future.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for loss and loss adjustment expenses(1)	$4,282.9	$711.1	$1,296.7	$726.8	$1,548.3
Operating lease obligations(2)	16.2	4.7	9.6	1.9	—
Investing Activities
Investment commitments(3)	77.5	27.9	35.8	13.8	—
Financing Activities
Loan repayments (including interest payments)(4)	254.4	64.5	189.9	—	—

Total	$4,631.0	$808.2	$1,532.0	$742.5	$1,548.3

(1)

We are obligated to pay claims for specified loss events covered by the insurance and reinsurance contracts we have. Such loss payments represent our most significant future payment obligation. In contrast to our other contractual obligations, our cash payments are not determinable from the terms specified within the underlying contracts. The total amount in the table above reflects our best estimate of our reserve for losses and loss expenses. However, the actual amounts and timing may differ materially. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Loss and Loss Adjustment Expenses” beginning on page 69 for further information. We have not taken into account corresponding reinsurance recoverable amounts that would be due to us.

(2)	We lease office space in a number of locations, with such leases expiring at varying dates. We renew and enter into new leases in the ordinary course of business, as required.

(3)	For further details on the terms of our investment commitments, refer to Note 19 to our consolidated financial statements.
(4)	For further details on the terms of on our loan repayments, refer to Note 11 to our consolidated financial statements.

We have an accrued liability of approximately $5.6 million for unrecognized tax benefits as of December 31, 2011. We are uncertain as to if or when such amounts may be settled with any tax authorities. Therefore the liability for unrecognized tax benefits is not included in the table above.

Commitments and Contingencies

We have a capital commitment of $100.0 million in the Flowers Fund and $100.0 million in J.C. Flowers III L.P., or Fund III. Both the Flowers Fund and Fund III are private investment funds advised by J.C. Flowers & Co. LLC. As of December 31, 2011, the capital contributed to the Flowers Fund and Fund III was $97.8 million and $30.7 million, respectively, with the remaining commitment being approximately $2.2 million and $69.3 million, respectively.

We have guaranteed the obligation of one of our subsidiaries in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) in respect of its insurance contract requirements. The guarantee will be triggered should losses incurred by the subsidiary exceed available cash on hand resulting in the letter of credit being drawn. As at December 31, 2011, we had not recorded any liability associated with the guarantee.

During 2010, we provided guarantees supporting the obligations of one of our subsidiaries in respect of the acquisition, by the subsidiary, of two portfolios of insurance and reinsurance businesses in run-off. The total guarantee provided upon acquisition was approximately $198.4 million and will increase or decrease over time in line with relevant independent actuarial assessments, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As at December 31, 2011, the total of the parental guarantees provided by us was approximately $128.2 million.

We have a capital commitment of $10.0 million in the GSC European Mezzanine Fund II, LP, or GSC. GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2011, the capital contributed to GSC was $9.9 million, with the remaining commitment being $0.1 million.

In October 2011, we made a commitment to invest in aggregate $5 million in Dowling Capital Partners I, L.P., or Dowling. As at December 31, 2011, we had not contributed any capital to Dowling.

In July 2011, we made a commitment to invest $1.0 million in Meetinghouse Funding III. As at December 31, 2011 the capital contributed to the Meetinghouse Fund was $0.1 million with the remaining unfunded commitment being approximately $0.9 million.

In July 2011, we, in connection with our acquisition of Clarendon, provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of one of our subsidiaries.

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2011, we do not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments at December 31, 2011. The modeling of this effect was performed on cash and fixed income investments classified as trading and available-for-sale. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Cash and Fixed Income Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
	–50	–25	0	+25	+50
	(in millions of U.S. dollars)
Total Market Value	$4,304	$4,290	$4,277	$4,264	$4,250
Market Value Change from Base	0.6%	0.3%	0%	(0.3)%	(0.6)%
Change in Unrealized Value	$27	$13	$0	$13	$27

As a holder of fixed maturity securities and mutual funds, we also have exposure to credit risk. At December 31, 2011, approximately 53.4% of our fixed maturity investment portfolio was rated AA or higher by a major rating agency.

At December 31, 2011, reinsurance receivables of $235.8 million were associated with one reinsurer, of which $151.0 million is secured by a trust fund held for our benefit, and represented 13.2% of reinsurance balances receivable. This reinsurer was rated A+ by a major rating agency. In the event that all or any of the reinsuring companies, that have not secured their obligations, are unable to meet their obligations under existing reinsurance agreements, we will be liable for such defaulted amounts.

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

Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints, and to selectively use foreign currency exchange contracts. The matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet certain local country branch and regulatory requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities. In addition we do utilize foreign currency forward contracts to mitigate foreign currency risk. See Note 7 to our consolidated financial statements for further discussion of foreign currency derivatives we have entered into.

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

The tables below summarize our gross and net exposure as of December 31, 2011 and 2010 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

2011	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total assets	$724.1	$316.4	$17.0	$68.8	$48.9	$1,175.2
Total liabilities	747.4	254.5	15.5	55.4	45.6	1,118.4

Net foreign currency exposure	$(23.3)	$61.9	$1.5	$13.4	$3.3	$56.8

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(2.3)	$6.2	$0.2	$1.3	$0.3	$5.7

(1)	Assumes 10% change in U.S. dollar relative to other currencies

2010	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total assets	$751.1	$270.9	$57.6	$58.7	$48.7	$1,187.0
Total liabilities	795.7	267.7	82.7	41.5	31.6	1,219.2

Net foreign currency exposure	$(44.6)	$3.2	$(25.1)	$17.2	$17.1	$(32.2)

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$(4.4)	$0.3	$(2.5)	$1.7	$1.7	$(3.2)

(1)	Assumes 10% change in U.S. dollar relative to other currencies

The tables below summarize our gross and net exposure as of December 31, 2011 and 2010 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

2011	GBP	Euro	USD	CDN	Other	Total
	(in millions of U.S. dollars)
Total assets	$7.0	$4.6	$148.2	$—	$2.4	$162.2
Total liabilities	5.3	3.2	47.6	2.5	(0.0)	58.6

Net foreign currency exposure	$1.7	$1.4	$100.6	$(2.5)	$2.4	$103.6

Pre-tax impact of a 10% movement of the Australian dollar(1)	$0.2	$0.1	$10.1	$(0.2)	$0.2	$10.4

(1)	Assumes 10% change in Australian dollar relative to other currencies

As at December 31, 2011, our subsidiaries, whose functional currency is Australian dollars, had total net Australian dollar exposure of approximately $120.0 million. On February 8, 2012, we entered into two foreign currency forward exchange contracts, where we sold AU$25.0 million for approximately $26.2 million and AU$35.0 million for approximately $36.1 million. The contracts have settlement dates of December 19, 2012 and May 10, 2013, respectively.

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

(1)	Assumes 10% change in Australian dollar relative to other currencies

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche Ltd.

Hamilton, Bermuda

February 24, 2012

ENSTAR GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, available-for-sale, at fair value (amortized cost: 2011 — $nil; 2010 — $7,209)	$—	$7,263
Short-term investments, trading, at fair value	410,269	507,978
Fixed maturities, available-for-sale, at fair value (amortized cost: 2011 — $590,588; 2010 — $1,068,540)	607,316	1,094,947
Fixed maturities, trading, at fair value	2,035,369	524,122
Equities, trading, at fair value	89,981	60,082
Other investments, at fair value	192,264	234,714

Total investments	3,335,199	2,429,106
Cash and cash equivalents	850,474	799,154
Restricted cash and cash equivalents	373,191	656,200
Accrued interest receivable	26,924	19,980
Accounts receivable	50,258	24,790
Income taxes recoverable	10,559	7,968
Reinsurance balances receivable	1,789,582	961,442
Funds held by reinsured companies	107,748	274,699
Goodwill	21,222	21,222
Other assets	40,981	41,343

TOTAL ASSETS	$6,606,138	$5,235,904

LIABILITIES
Losses and loss adjustment expenses	$4,282,916	$3,291,275
Reinsurance balances payable	208,540	231,435
Accounts payable and accrued liabilities	75,983	94,390
Income taxes payable	16,985	50,075
Loans payable	242,710	245,278
Other liabilities	95,593	107,630

TOTAL LIABILITIES	4,922,727	4,020,083

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2011: 156,000,000; 2010: 156,000,000)
Ordinary shares (issued and outstanding 2011: 13,665,051; 2010: 12,940,021)	13,665	12,940
Non-voting convertible ordinary shares:
Series A (issued 2011: 2,972,892; 2010: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2011: 2,725,637; 2010: nil)	2,726	—
Treasury shares at cost (Series A non-voting convertible ordinary shares 2011: 2,972,892; 2010: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	956,329	667,907
Accumulated other comprehensive income	27,096	35,017
Retained earnings	804,836	651,143

Total Enstar Group Limited Shareholders’ Equity	1,386,066	948,421
Noncontrolling interest	297,345	267,400

TOTAL SHAREHOLDERS’ EQUITY	1,683,411	1,215,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,606,138	$5,235,904

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Consulting fees	$17,858	$23,015	$16,104
Net investment income	69,870	99,906	81,371
Net realized and unrealized gains	8,020	13,137	4,237
Gain on bargain purchase	13,105	—	—

	108,853	136,058	101,712

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(250,216)	(278,065)	(274,825)
Reduction in provisions for bad debt	(42,822)	(49,556)	(11,718)
Reduction in provisions for unallocated loss adjustment expense liabilities	(45,102)	(39,651)	(50,412)
Amortization of fair value adjustments	42,693	55,438	77,328

	(295,447)	(311,834)	(259,627)
Salaries and benefits	89,846	86,677	68,454
General and administrative expenses	71,810	59,201	46,902
Interest expense	8,529	10,253	17,583
Net foreign exchange losses (gains)	373	(398)	23,787

	(124,889)	(156,101)	(102,901)

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	233,742	292,159	204,613
INCOME TAXES	(25,284)	(87,132)	(27,605)
SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	—	10,704	—

NET EARNINGS	208,458	215,731	177,008
Less: Net earnings attributable to noncontrolling interest	(54,765)	(41,645)	(41,798)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$153,693	$174,086	$135,210

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$11.03	$12.91	$10.01

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$10.81	$12.66	$9.84

Weighted average ordinary shares outstanding — basic	13,930,221	13,489,221	13,514,207
Weighted average ordinary shares outstanding — diluted	14,212,440	13,751,256	13,744,661

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$208,458	$215,731	$177,008

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on investments arising during the period	4,199	19,722	(3,332)
Reclassification adjustment for net realized and unrealized gains included in net earnings	(8,020)	(13,137)	(4,237)
Increase in defined benefit pension liability	(3,718)	(1,000)	—
Currency translation adjustment	(903)	32,077	69,833

Total other comprehensive (loss) income	(8,442)	37,662	62,264

Comprehensive income	200,016	253,393	239,272
Less comprehensive income attributable to noncontrolling interest	(54,244)	(53,000)	(64,483)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$145,772	$200,393	$174,789

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$12,940	$13,581	$13,334
Issue of shares	674	80	170
Shares repurchased	—	(800)	—
Share awards granted/vested	51	79	77

Balance, end of year	$13,665	$12,940	$13,581

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$—	$—	$—
Preferred shares converted	750	—	—
Issue of shares	1,976	—	—

Balance, end of year	$2,726	$—	$—

Share Capital — Preference Shares
Balance, beginning of year	$—	$—	$—
Issue of shares	750	—	—
Shares converted	(750)	—	—

Balance, end of year	$—	$—	$—

Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of year	$667,907	$721,120	$709,485
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiary	—	(3,229)	2,716
Issue of shares and warrants, net	284,983	514	5,352
Shares repurchased	—	(55,200)	—
Share awards granted/vested	776	3,202	3,567
Amortization of share awards	2,663	1,500	—

Balance, end of year	$956,329	$667,907	$721,120

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of year	$35,017	$8,709	$(30,871)
Foreign currency translation adjustments	(972)	22,476	48,939
Increase in defined benefit pension liability	(3,718)	(1,000)	—
Net movement in unrealized holding (losses) gains on investments	(3,231)	4,832	(9,359)

Balance, end of year	$27,096	$35,017	$8,709

Retained Earnings
Balance, beginning of year	$651,143	$477,057	$341,847
Net earnings attributable to Enstar Group Limited	153,693	174,086	135,210

Balance, end of year	$804,836	$651,143	$477,057

Noncontrolling Interest
Balance, beginning of year	$267,400	$274,271	$256,022
Return of capital	(16,200)	(39,381)	(38,010)
Contribution of capital	—	28,742	—
Equity attributable to noncontrolling interest on acquisition of noncontrolling shareholders’ interest in subsidiary	—	—	(7,244)
Dividends paid	(8,100)	(49,232)	(980)
Net earnings attributable to noncontrolling interest	54,765	41,645	41,798
Foreign currency translation adjustments	69	9,602	20,894
Net movement in unrealized holding (losses) gains on investments	(589)	1,753	1,791

Balance, end of year	$297,345	$267,400	$274,271

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$208,458	$215,731	$177,008
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on bargain purchase	(13,105)	—	—
Share of undistributed net earnings of partly owned company	—	(10,704)	—
Net realized and unrealized investment gains	(8,020)	(13,137)	(4,237)
Share of net gain from other investments	(1,194)	(18,645)	(5,157)
Share-based compensation expense	—	1,562	—
Other items	1,518	(550)	6,765
Depreciation and amortization	1,593	1,516	1,138
Amortization of bond premiums and discounts	25,085	10,275	5,926
Net movement of trading securities held on behalf of policyholders	(6,816)	44,766	28,054
Sales and maturities of trading securities	1,463,637	563,729	13,289
Purchases of trading securities	(2,158,509)	(1,406,547)	(17,598)
Changes in assets and liabilities:
Reinsurance balances receivable	238,818	(13,899)	70,166
Other assets	138,445	(186,247)	(877)
Losses and loss adjustment expenses	(675,108)	150,009	(504,378)
Reinsurance balances payable	(24,833)	19,175	(28,268)
Accounts payable and accrued liabilities	(18,301)	18,557	11,428
Other liabilities	(81,588)	15,198	48,686

Net cash flows used in operating activities	(909,920)	(609,211)	(198,055)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$(88,505)	$173,740	$67,804
Purchase of available-for-sale securities	—	—	(222,891)
Sales and maturities of available-for-sale securities	445,052	347,214	688,180
Purchase of held-to-maturity securities	—	(780,889)	(873,679)
Sales and maturities of held-to-maturity securities	—	786,651	186,092
Movement in restricted cash and cash equivalents	290,207	(187,025)	(85,005)
Funding of other investments	(24,787)	(116,720)	(17,863)
Redemption of bond funds	66,925	—	—
Sale of investment in partly owned company	—	31,554	—
Other investing activities	3,031	(1,064)	(2,452)

Net cash flows provided by (used in) investing activities	691,923	253,461	(259,814)

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$(16,200)	$(39,381)	$(38,990)
Contribution to surplus of subsidiary by noncontrolling interest	—	28,742	—
Dividends paid to noncontrolling interest	(8,100)	(49,231)	—
Receipt of loans	274,150	161,400	—
Repayment of loans	(277,458)	(226,227)	(163,490)
Net proceeds from issuance of shares	287,377	—	2,796

Net cash flows provided by (used in) financing activities	259,769	(124,697)	(199,684)

TRANSLATION ADJUSTMENT	9,548	13,156	57,452

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51,320	(467,291)	(600,101)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	799,154	1,266,445	1,866,546

CASH AND CASH EQUIVALENTS, END OF YEAR	$850,474	$799,154	$1,266,445

Supplemental Cash Flow Information
Net income taxes paid	$64,679	$73,368	$20,143
Interest paid	$6,948	$10,404	$11,846

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Basis of consolidation — The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Cash and cash equivalents — The Company considers all highly liquid debt instruments purchased with an initial maturity of ninety-two days or less to be cash and cash equivalents.

Investments —

a) Short-term investments and fixed maturities:    Short-term investments comprise securities with a maturity greater than ninety-two days but less than one year from the date of purchase. Fixed maturities comprise securities with a maturity of one year and greater from the date of purchase. Short-term investments and fixed maturities classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Short-term investments and fixed maturities classified as trading are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses. Amortization expenses derive from the difference between the nominal value and purchase cost and they are spread over the time to maturity of the debt securities using an effective yield method. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments. For mortgage-backed and asset-backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis.

Fixed maturity investments classified as available-for-sale are reviewed quarterly to determine if they have sustained an impairment of value that is considered to be other than temporary. The process includes reviewing each fixed maturity investment that is impaired and: (1) determining if the Company has the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, where the Company expects that the present value of the cash flows expected to be collected from the fixed

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity investment is less than the amortized cost basis of the investment. In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments. If management concludes a security is other-than-temporarily impaired (“OTTI”) then the difference between the fair value and the amortized cost of the security is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s earnings. Realized gains and loss on sales of investments classified as available-for-sale and trading securities are recognized in the consolidated statements of earnings. Investment purchases and sales are recorded on a trade-date basis.

b) Equity securities:    Equity investments are classified as trading securities and are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.

c) Other investments:    Other investments include investments in limited partnerships and limited liability companies (collectively “private equities”) and bond and hedge funds which value their investments at fair value. The Company has no significant influence and does not participate in the management of these investments. Other investments are accounted for at estimated fair values, determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. The Company records movement in the value of its other investments through earnings. Significant estimates are involved in the valuation of other investments. Because of the inherent uncertainty of valuation, the estimates of fair value may differ significantly from the values that would have been used had a ready market for the other investments existed.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commutations provide an opportunity for the Company to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and incurred but not reported (“IBNR”) liabilities relating to the insured or reinsured are eliminated. A commutation is recognized upon the execution of a commutation release agreement. Following completion of a commutation, all the related balances, including insurance and reinsurance balances payable and/or receivable, funds held by ceding companies, and losses and loss adjustment expenses (including fair value adjustments and estimated IBNR), are written off with the corresponding gain or loss recorded in the net reduction of ultimate losses. A commutation may result in a net gain irrespective of whether the settlement exceeds the advised case reserves. Advised case reserves are those reserve estimates for a specific loss or losses reported to the Company by either the broker or insured or reinsured. IBNR liabilities (or reserves) are established by the Company at a class of business or exposure level for claims that have not yet been reported to the Company but can reasonably be expected to have occurred, as well as for the future development of reported claims. A commutation settlement is a negotiated settlement of both the advised case reserves and an estimate of the IBNR reserves that relate to the policies being commuted. For latent exposures with a long reporting tail, the estimated level of IBNR reserves may be significantly higher than the advised case reserves. In such an instance, the commutation settlement of a block of such policies may be greater than the advised case reserves but less than the aggregate of the advised case reserves plus the estimated related IBNR reserves, resulting in a total saving to the remaining liability.

To the extent possible, all prior historical loss development that relates to commuted exposures is eliminated to produce revised historical loss development for the remaining non-commuted exposures. The Company’s estimates of IBNR reserves are not determined at the policyholder level but at the aggregate class of business or exposure level. Therefore, the Company does not typically identify a specific amount of IBNR reserves settled with each commutation. Rather, on an annual basis in the fourth quarter, the Company’s actuaries apply their actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess their estimates of gross and net ultimate liabilities and required gross and net IBNR reserves. Should a commutation that the Company considers significant occur in one of the first three quarters, then the Company, in conjunction with its independent actuaries, would estimate the amount of IBNR that would be associated with the policies being commuted. If the financial impact (including release of IBNR) of the commutation is considered significant, the Company would adjust its estimate of ultimate loss and loss adjustment expense liabilities in the quarter that the commutation was concluded. The agreed commutation settlement is recorded in net losses paid.

To the extent that commuted policies are protected by reinsurance, then the Company will, on completion of a commutation with an insured or reinsured, negotiate with the reinsurers to contribute their share of the commutation settlement. Any amounts received from such reinsurers will be recorded in net losses paid and the impact of any savings or loss on reinsurance recoverable on unpaid losses will be implicitly included in the actuarial reassessment of net ultimate liabilities and net IBNR reserves.

Commutations of acquired companies’ exposures have the effect of accelerating the payout of claims compared to the probability-weighted ranges of actuarially projected cash flows that the Company applies when estimating the fair values of assets and liabilities at the time of acquisition. Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of fair value adjustments in that period.

The Company’s insurance and reinsurance subsidiaries establish provisions for loss adjustment expenses relating to run-off costs for the estimated duration of the run-off. These provisions are assessed at each reporting date and provisions relating to future periods are adjusted to reflect any changes in estimates, including the impact of any acceleration of the run-off period that may be caused by commutations, of the periodic run-off

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs or the duration of the run-off. Provisions relating to the current period together with any adjustment to future run-off provisions are included in loss and loss adjustment expenses in the consolidated statements of earnings.

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

Stock-based compensation — Compensation costs related to share-based payment transactions are recognized in the financial statements based on the grant date fair value of the award.

Adoption of New Accounting Standards

Effective January 1, 2011, the Company adopted the new guidance issued by the U.S. Financial Accounting Standards Board (“FASB”), which provides additional guidance for performing Step 1 of the test for goodwill impairment when an entity has reporting units with zero or negative carrying values. As of December 31, 2011,

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

none of the Company’s reporting units were at risk of failing Step 1 of the test for goodwill impairment. Under the new guidance, Step 2 of the goodwill impairment test must be performed when adverse qualitative factors indicate that goodwill is more likely than not impaired. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

Effective January 1, 2011, the Company adopted the new guidance issued by FASB, which specifies that if a public entity presents comparative financial statements, the entity should disclose, in its supplementary pro forma information, revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The adoption of the revised guidance did not have a material impact on the consolidated financial statements.

In September 2011, FASB issued amendments that simplify the current two-step goodwill impairment test previously required by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company adopted the amended guidance as of December 31, 2011. The adoption of the amended guidance did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In May 2011, FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in a common definition of fair value and common requirements for measurement of and disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the consolidated financial statements.

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

In December 2011, FASB issued new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The new disclosure requirements are effective retrospectively for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of adopting these revised disclosure requirements on the consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements, or do not apply to its operations.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

The Company’s primary objective in running off the operations of an acquired company is to effect an orderly and efficient settlement of all liabilities and assets and, in so doing, to strive to achieve savings in the settlement of such amounts in relation to the values implied by the purchase price of the transaction. The Company’s run-off process is led by disciplined management and includes the adjustment and settlement of valid claims, commutations of exposures, disciplined collection of reinsurance receivables, achievement of early finality of the acquired run-off by way of solvent scheme of arrangement (if available) and imposition of strong financial and operational governance over acquired companies.

The most significant liability and asset of an acquired company are typically the liability for loss and loss adjustment expenses and the asset related to any reinsurance recoverable on these liabilities that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not sufficiently active and transparent to enable the Company to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, the Company has developed internal models that it believes allow it to determine fair values that are reasonable proxies for market exit values. The Company is familiar with the major participants in the acquisition run-off market and believes that the key assumptions it makes in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in the Company’s negotiation of the purchase price with sellers, it is frequently clear to the Company that other bidders in the market are using models and assumptions similar in nature to the Company’s during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.

The Company accounts for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. The Company’s run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller’s as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas the Company and other market participants do specialize in such run-offs.

The key assumptions used by the Company and, it believes, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amounts of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) a risk-free discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated loss adjustment expenses to be incurred over the life of the run-off; (v) the impact that any accelerated run-off strategy may have on the adequacy of acquired bad debt provisions; and (vi) an appropriate risk margin.

The probability-weighted projected cash flows of the acquired company are based on projected claims payouts provided by the seller predominantly in the form of the seller’s most recent independent actuarial reserve report. In the absence of the seller’s actuarial reserve report, the Company’s independent actuaries will determine the estimated claims payout.

With respect to the Company’s U.K., Bermudian and Australian insurance and reinsurance subsidiaries, the Company is able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement are a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia by making a one-time full and final settlement of an insurance or reinsurance company’s liabilities to policyholders. On acquisition of a U.K., Bermudian or Australian company, the claims

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payout projection is weighted according to management’s estimated probability of being able to complete a solvent scheme of arrangement. To the extent that solvent schemes of arrangement are not available to an acquired company, no weighting is applied to the projected claims payout.

On acquisition, the Company makes a provision for unallocated loss adjustment expense liabilities. This provision considers the adequacy of the provision maintained and recorded by the seller in light of the Company’s run-off strategy and estimated unallocated loss adjustment expenses to be incurred over the life of the acquired run-off as projected by the seller’s actuaries or, in their absence, the Company’s actuaries. To the extent that the Company’s estimate of the total unallocated loss adjustment expense provision is different from the seller’s, an adjustment will be made. While it is the objective of the Company to accelerate the run-off by completing commutations of assumed and ceded business (which would have the effect of shortening the life, and therefore the cost, of the run-off), the success of this strategy is far from certain. As a result, the estimates of unallocated loss adjustment expenses are based on running off the liabilities and assets over the actuarially projected life of the run-off, which the Company considers to be a prudent approach. In those domiciles where solvent schemes of arrangement are available, management’s estimates of the total unallocated loss adjustment expenses are probability-weighted in accordance with the estimated time that a solvent scheme of arrangement could be completed, which has the effect of reducing the period of the run-off and the related unallocated loss adjustment expenses. For those acquisitions in domiciles where solvent schemes of arrangement are not available, the unallocated loss adjustment expenses are estimated over the projected life of the run-off.

The Company believes that providing for unallocated loss adjustment expenses based on the Company’s run-off strategy is appropriate in determining the fair value of the assets and liabilities acquired in an acquisition of a run-off company. The Company believes that other participants in the run-off acquisition marketplace factor into the price to pay for an acquisition the estimated cost of running off the acquired company based on how that participant expects to manage the assets and liabilities.

The difference between the carrying value of reserves acquired at the date of acquisition and the fair value is the Fair Value Adjustment (“FVA”). The FVA is amortized over the estimated payout period and adjusted for accelerations on commutation settlements or any other new information or subsequent change in circumstances after the date of acquisition. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is accelerated or decelerated, as the case may be, to reflect such changes.

2009

Constellation Reinsurance

On January 31, 2009, the Company, through its wholly-owned subsidiary, Sun Gulf Holdings Inc., completed the acquisition of all of the outstanding capital stock of Constellation Reinsurance Company Limited (“Constellation”) for a total purchase price of approximately $2.5 million. Constellation is a New York-domiciled reinsurer that is in run-off. The acquisition was funded from available cash on hand.

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

In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank (the “Knapton Facility”). On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility. On June 30, 2011, the Knapton Facility was fully repaid.

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

Seaton Insurance

On August 3, 2010, the Company, through its wholly-owned subsidiary, Virginia Holdings Ltd. (“Virginia”), acquired 55.6% of the shares of Seaton Insurance Company (“Seaton”) for a $nil purchase price. Seaton is a Rhode Island-domiciled insurer that is in run-off and, at that time, was the subsidiary of Stonewall Acquisition Corporation (“Stonewall”). At that time, Virginia held 44.4% of the outstanding capital stock of Stonewall and, therefore, indirectly owned 44.4% of Seaton through its holdings. The acquisition of the 55.6% of the Seaton shares that it previously did not own was a result of the distribution by Stonewall to Virginia of proceeds and certain other assets following its sale of another subsidiary, Stonewall Insurance Company, to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.). The distribution resulted in Virginia owning 100% of Seaton following the distribution. The fair value of the assets acquired in the Seaton acquisition was $nil.

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

Brampton

On November 2, 2010, the Company acquired the 49.9% of the shares of Hillcot Holdings Ltd. (“Hillcot”) from Shinsei Bank, Ltd. (“Shinsei”) that it did not previously own for a purchase price of $38.0 million, resulting in the Company owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton Insurance Company of Europe Limited (“Brampton”). Brampton is a London-domiciled insurer that is in run-off. The fair value of the assets acquired that the Company did not previously own was $34.9 million. The excess of the purchase price over the fair value of assets acquired in the amount of $3.1 million was recorded as a charge to additional paid-in capital in accordance with the applicable U.S. GAAP guidance. J. Christopher Flowers, a former member of the Company’s board of directors and one of its largest shareholders, is a director and the largest shareholder of Shinsei.

New Castle

On December 3, 2010, the Company, through its wholly-owned subsidiary, Kenmare Holdings Ltd. (“Kenmare”), completed the acquisition of New Castle Reinsurance Company Ltd. (“New Castle”), for an aggregate purchase price of $22.0 million. New Castle is a Bermuda-domiciled insurer that is in run-off. The acquisition was funded from available cash on hand.

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

The purchase price and fair value of the assets acquired in the Claremont acquisition were as follows:

Total purchase price	$13,936

Net assets acquired at fair value	$13,936

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$394
Investments:
Fixed maturities, trading	15,990
Equities	138

Total investments	16,128
Accounts receivable and accrued interest	196
Reinsurance balances receivable	44,966
Other assets	19
Losses and loss adjustment expenses	(47,516)
Accounts payable	(251)

Net assets acquired at fair value	$13,936

2011

Laguna

On March 25, 2011, the Company, through its wholly-owned subsidiary, Kenmare, completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited (“Laguna”), from Citigroup Insurance Holding Corporation (“Citigroup”), an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The purchase price was €15.0 million (approximately $21.2 million) and was funded from available cash on hand. The previously disclosed purchase price of €30.0 million (approximately $42.4 million) was reduced, prior to completion of the acquisition, after Citigroup received approval from Laguna’s regulator to distribute €15.0 million (approximately $21.2 million) to its shareholders.

The purchase price and fair value of the net assets acquired in the Laguna acquisition were as follows:

Purchase price	$21,223

Net assets acquired at fair value	$34,328

Excess of net assets over purchase price (gain on bargain purchase)	$(13,105)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

From March 25, 2011, the date of acquisition, to December 31, 2011, the Company has recorded in its consolidated statement of earnings, revenues and net earnings related to Laguna of $2.8 million and $4.2 million, respectively.

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

The purchase price and fair value of the assets acquired in the Clarendon acquisition were as follows:

Purchase price	$219,077

Net assets acquired at fair value	$219,077

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$138,518
Restricted cash	7,198
Investments:
Short-term investments, trading	60,376
Fixed maturities, trading	623,530
Equities	5,014

Total investments	688,920
Reinsurance balances receivable	1,065,341
Accrued interest and other receivables	9,655
Losses and loss adjustment expenses	(1,654,436)
Insurance and reinsurance balances payable	(1,942)
Funds withheld	(26,277)
Accounts payable	(7,900)

Net assets acquired at fair value	$219,077

From July 12, 2011, the date of acquisition, to December 31, 2011, the Company has recorded in its consolidated statement of earnings, revenues and net earnings related to Clarendon of $7.7 million and $5.8 million, respectively.

The following pro forma condensed combined income statement for the twelve months ended December 31, 2011 combines the historical consolidated statements of earnings of the Company with those of Clarendon, giving effect to the business combination and related transaction had they occurred on January 1, 2011.

Twelve Months Ended December 31, 2011	Enstar Group Limited	Clarendon	Pro forma Adjustments		Enstar Group Limited - Pro forma
Total income	$88,064	$17,404	$—		$105,468
Total expenses	114,624	(45,339)	(4,562	)(a)	64,723
Noncontrolling interest	(54,765)	—	—		(54,765)

Net earnings (loss)	$147,923	$(27,935)	$(4,562)		$115,426

Net earnings per ordinary share — basic					$8.29

Net earnings per ordinary share — diluted					$8.12

Weighted average shares outstanding — basic					13,930,221

Weighted average shares outstanding — diluted					14,212,440

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes to the Twelve Months Ended December 31, 2011 Pro Forma Condensed Consolidated Statement of Earnings:

Expenses:
(a) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the year	$(1,772)
(ii) Adjustment to recognize amortization of fair value adjustments	(3,410)
(iii) Adjustment to income taxes for pro forma adjustments	620

$(4,562)

The following pro forma condensed combined income statement for the twelve months ended December 31, 2010 combines the historical consolidated statements of earnings of the Company with those of Clarendon, giving effect to the business combination and related transaction had they occurred on January 1, 2010.

Twelve Months Ended December 31, 2010	Enstar Group Limited	Clarendon	Pro forma Adjustments		Enstar Group Limited - Pro forma
Total income	$136,058	$23,997	$—		$160,055
Total expenses	79,673	154,379	(9,506	)(a)	224,546
Noncontrolling interest	(41,645)	—	—		(41,645)

Net earnings (loss)	$174,086	$178,376	$(9,506)		$342,956

Net earnings per ordinary share — basic					$25.42

Net earnings per ordinary share — diluted					$24.94

Weighted average shares outstanding — basic					13,489,221

Weighted average shares outstanding — diluted					13,751,256

Notes to the Twelve Months Ended December 31, 2010 Pro Forma Condensed Consolidated Statement of Earnings:

Expenses:
(a) (i) Adjustment to interest expense to reflect the financing costs of the acquisition for the year	$(4,115)
(ii) Adjustment to recognize amortization of fair value adjustments	(6,831)
(iii) Adjustment to income taxes for pro forma adjustments	1,440

$(9,506)

The pro forma financial information presented above is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2011 or 2010, respectively.

4.	SIGNIFICANT NEW BUSINESS

Shelbourne RITC Transactions

In December 2007, the Company, in conjunction with JCF FPK I L.P. (“JCF FPK”) and a newly-hired executive management team, formed U.K.-based Shelbourne Group Limited (“Shelbourne”) to invest in Reinsurance to Close or “RITC” transactions (the transferring of liabilities from one Lloyd’s syndicate to

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. The Company owns approximately 56.8% of Shelbourne, which in turn owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off.

JCF FPK is a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC, or FPK, and J.C. Flowers II L.P., or the Flowers Fund. The Flowers Fund is a private investment fund advised by J.C. Flowers & Co. LLC. J. Christopher Flowers, one of our largest shareholders and formerly a member of our board of directors, is the Chairman and Chief Executive Officer of J.C. Flowers & Co. LLC. In addition, an affiliate of the Flowers Fund controlled approximately 41% of FPK until its sale of FPK in December 2009.

Lloyd’s Syndicate 2008 has, to date, entered into 10 RITC agreements with Lloyd’s syndicates. During 2009, Lloyd’s Syndicate 2008 entered into a RITC agreement with a Lloyd’s syndicate with total gross insurance reserves of approximately $67.0 million. During 2010, Lloyd’s Syndicate 2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves of approximately $192.6 million. In February 2011, Lloyd’s Syndicate 2008 entered into RITC agreements with two Lloyd’s syndicates with total gross insurance reserves of approximately $129.6 million. The capital commitment to Lloyd’s Syndicate 2008 required to be in place by February 29, 2012, amounted to £62.9 million (approximately $97.7 million) and will be financed from available cash on hand.

Fitzwilliam

In February 2010, the Company, through its wholly-owned subsidiary, Fitzwilliam, entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch (“Allianz”) with respect to a specific portfolio of run-off business of Allianz. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

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

On December 31, 2010, Fitzwilliam entered into a 100% reinsurance agreement, administrative services agreement, and related transaction documents with three affiliates of CIGNA Corporation (“CIGNA affiliates”) pursuant to which Fitzwilliam has reinsured all of the run-off workers compensation and personal accident reinsurance business of those CIGNA affiliates. Pursuant to the transaction documents, the CIGNA affiliates transferred assets into three reinsurance collateral trusts securing the obligations of Fitzwilliam under the reinsurance agreement and administrative services agreement. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $190.5 million. Fitzwilliam transferred approximately $50.0 million of additional funds to the trusts to further support these obligations. The Company funded the contribution to the trusts through a draw on the $115.0 million term facility agreements entered into with Barclays Bank PLC on December 29, 2010, which was fully repaid on June 30, 2011.

In addition to the trusts, the Company has provided a limited parental guarantee supporting certain obligations of Fitzwilliam in the amount of $79.7 million. The amount of the guarantee will increase or decrease

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As of December 31, 2011, the amount of the parental guarantee was $79.7 million.

On October 1, 2011, the Company, through its wholly-owned subsidiary, Brampton, completed the portfolio transfer of certain run-off agency business from International Insurance Company of Hannover, or IICH, under part VII of the Financial Services and Markets Act 2000. The transferring business was previously reinsured by the Company’s wholly-owned subsidiary, Fitzwilliam, pursuant to a 100% quota share reinsurance agreement with IICH entered into on December 3, 2010. Fitzwilliam had received total assets and assumed total net reinsurance reserves of approximately $137.1 million from IICH. In addition, the Company provided a parental guarantee supporting Fitzwilliam’s obligations in the amount of approximately £76.0 million (approximately $118.7 million). The amount of the guarantee will decrease over time in line with relevant independent actuarial assessments. This 100% quota share reinsurance with associated guarantee was novated in favor of Brampton as part of the portfolio transfer from IICH. As of December 31, 2011, the total amount of the parental guarantee was approximately £31.2 million (approximately $48.5 million).

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

Claremont

On September 1, 2011, the Company, through its wholly-owned subsidiary, Fitzwilliam, entered into a novation agreement with another of its wholly-owned subsidiaries, Claremont, and certain of its reinsurers with respect to three specific quota share contracts. Under the novation agreement, Fitzwilliam replaced those companies as reinsurer of Claremont on the quota share contracts in exchange for total assets and liabilities of approximately $22.5 million.

Insurance Australia Group

On September 20, 2011, the Company, through its wholly-owned subsidiary, Gordian Run-off Limited (“Gordian”), acquired an inwards reinsurance portfolio from Insurance Australia Group Limited via an Australian Federal Court approved scheme. Gordian received total assets and assumed total net reinsurance liabilities of approximately $9.7 million Australian dollars (approximately $10.0 million).

5.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $373.2 million and $656.2 million as of December 31, 2011 and 2010, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit and guarantees are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2011
U.S. government and agency	$17,816	$546	$(433)	$17,929
Non-U.S. government	160,128	9,227	(828)	168,527
Corporate	366,954	7,937	(2,578)	372,313
Residential mortgage-backed	13,544	276	(108)	13,712
Commercial mortgage-backed	12,680	3,044	(7)	15,717
Asset-backed	19,466	65	(413)	19,118

	$590,588	$21,095	$(4,367)	$607,316

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2010
U.S. government and agency	$65,115	$766	$(92)	$65,789
Non-U.S. government	248,487	8,832	(314)	257,005
Corporate	695,372	16,513	(1,615)	710,270
Residential mortgage-backed	20,036	305	(234)	20,107
Commercial mortgage-backed	19,667	2,083	(11)	21,739
Asset-backed	27,072	574	(346)	27,300

	$1,075,749	$29,073	$(2,612)	$1,102,210

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency	$—	$—	$8,318	$(433)	$8,318	$(433)
Non-U.S. government	14,982	(466)	16,305	(362)	31,287	(828)
Corporate	47,197	(1,367)	54,106	(1,211)	101,303	(2,578)
Residential mortgage-backed	1,299	(105)	36	(3)	1,335	(108)
Commercial mortgage-backed	—	—	215	(7)	215	(7)
Asset-backed	7,577	(187)	6,491	(226)	14,068	(413)

	$71,055	$(2,125)	$85,471	$(2,242)	$156,526	$(4,367)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency	$801	$—	$22,976	$(92)	$23,777	$(92)
Non-U.S. government	7,710	(32)	31,128	(282)	38,838	(314)
Corporate	22,039	(318)	107,735	(1,297)	129,774	(1,615)
Residential mortgage-backed	2,368	(168)	11,274	(66)	13,642	(234)
Commercial mortgage-backed	530	(10)	1,516	(1)	2,046	(11)
Asset-backed	10,554	(346)	87	—	10,641	(346)

	$44,002	$(874)	$174,716	$(1,738)	$218,718	$(2,612)

As at December 31, 2011 and December 31, 2010, the number of securities classified as available-for-sale in an unrealized loss position was 107 and 136, respectively, with a fair value of $156.5 million and $218.7 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 59 and 32, respectively. As of December 31, 2011, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell, and it is not more likely than not that the Company will be required to sell, these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

The contractual maturities of the Company’s fixed maturity securities and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$230,550	$230,377	37.9%
Due after one year through five years	308,062	322,131	53.0%
Due after five years through ten years	3,296	3,367	0.6%
Due after ten years	2,990	2,894	0.5%

	544,898	558,769	92.0%
Residential mortgage-backed	13,544	13,712	2.3%
Commercial mortgage-backed	12,680	15,717	2.6%
Asset-backed	19,466	19,118	3.1%

	$590,588	$607,316	100.0%

As at December 31, 2010	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$373,683	$379,203	34.4%
Due after one year through five years	625,463	643,252	58.3%
Due after five years through ten years	5,307	5,539	0.5%
Due after ten years	4,521	5,070	0.5%

	1,008,974	1,033,064	93.7%
Residential mortgage-backed	20,036	20,107	1.8%
Commercial mortgage-backed	19,667	21,739	2.0%
Asset-backed	27,072	27,300	2.5%

	$1,075,749	$1,102,210	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$204,967	$214,873	35.4%
AA	131,092	132,971	21.9%
A	210,040	215,225	35.4%
BBB or lower	44,100	43,526	7.2%
Not Rated	389	721	0.1%

	$590,588	$607,316	100.0%

As at December 31, 2010	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$405,682	$416,526	37.8%
AA	267,917	273,500	24.8%
A	332,401	341,447	31.0%
BBB or lower	69,359	70,274	6.4%
Not Rated	390	463	0.0%

	$1,075,749	$1,102,210	100.0%

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	December 31, 2011	December 31, 2010
U.S. government and agency	$400,908	$162,014
Non-U.S. government	212,251	129,861
Corporate	1,595,930	637,114
Municipal	25,416	2,297
Residential mortgage-backed	97,073	82,399
Commercial mortgage-backed	70,977	17,102
Asset-backed	43,083	1,313
Equities	89,981	60,082

	$2,535,619	$1,092,182

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at December 31, 2011	Fair Value	% of Total Fair Value
AAA	$881,951	36.0%
AA	400,394	16.4%
A	796,608	32.6%
BBB or lower	341,307	14.0%
Not Rated	25,378	1.0%

	$2,445,638	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2010	Fair Value	% of Total Fair Value
AAA	$395,881	38.4%
AA	177,302	17.2%
A	400,314	38.8%
BBB or lower	51,983	5.0%
Not Rated	6,620	0.6%

	$1,032,100	100.0%

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	December 31, 2011	December 31, 2010
Private equities	$107,388	$104,109
Bond funds	54,537	102,279
Hedge fund	24,395	22,037
Other	5,944	6,289

	$192,264	$234,714

As of December 31, 2011 and 2010, the Company had $107.4 million and $104.1 million, respectively, of other investments recorded in private equities, which represented 2.4% of total investments, cash and cash equivalents, and restricted cash and cash equivalents, at December 31, 2011 and 2010, respectively. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. These restrictions have been in place since the initial investments. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As of December 31, 2011 and 2010, the Company had unfunded capital commitments relating to its other investments of $77.5 million and $84.7 million, respectively. See Note 16 for details of other investments with related parties.

The Company’s bond fund holdings comprise a number of positions in diversified bond mutual funds managed by third-party managers.

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies set forth in “Significant Accounting Policies — Short-term investments and fixed maturities”. The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at December 31, 2011. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2011, the Company did not recognize any other-than-temporary impairments due to required sales. The Company determined that, as at December 31, 2011, no credit losses existed.

ENSTAR GROUP LIMITED

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

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors. The Company uses inputs from nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its fixed maturity investments. These pricing services include FT Interactive Data, Barclays Capital Aggregate Index, Reuters Pricing Service and others.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2011, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2011, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and challenges any prices deemed not to be representative of fair value. As of December 31, 2011, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

Equity Securities

The Company’s equity securities are managed by two external advisors. The Company uses nationally recognized pricing services, including pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its equity securities. These pricing services include FT Interactive Data and others. The Company’s equity securities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. The Company has categorized its investments in preferred stock as Level 2, with the exception of one which was categorized as Level 3, because their fair value estimates are based on observable market data.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments

For its investments in private equities, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. The Company’s private equity investments are mainly in the financial services industry. The fund advisors continue to evaluate the overall market environment, as well as specific areas in the financial services sector, in order to identify segments they believe will offer the most attractive investment opportunities. The financial statements of each fund generally are audited annually under U.S. GAAP, using fair value measurement for the underlying investments. For all publicly-traded companies within the funds, the Company has valued those investments based on the latest share price. The value of Affirmative Investment LLC (in which the Company owns a non-voting 7% membership interest) is based on the market value of the shares of Affirmative Insurance Holdings, Inc., a publicly-traded company. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments in the short term. These restrictions have been in place since the initial investment. The capital commitments are discussed in detail in Note 19 to the consolidated financial statements. The Company has classified private equities as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

For its investment in the hedge fund, the Company also measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The adviser of the fund intends to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset-backed securities and loans. The fund will focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by the Company are its interests in the fund and not the underlying holdings of such fund. Thus, the inputs used by the Company to value its investment in the fund may differ from the inputs used to value the underlying holdings of such fund. The hedge fund is not currently eligible for redemption due to an imposed lock-up period of three years from the time of the initial investment. Once eligible, redemptions will be permitted quarterly with 90 days notice. There are no unfunded capital commitments in relation to the hedge fund. The investment in the fund is classified as Level 3 in the fair value hierarchy.

The bond funds in which the company invests have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and they have daily liquidity.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, the Company has categorized its investments that are recorded at fair value among levels as follows:

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities	82,381	4,625	2,975	89,981
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

	December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$227,803	$—	$227,803
Non-U.S. government	—	386,866	—	386,866
Corporate	—	1,346,854	530	1,347,384
Municipal	—	2,297	—	2,297
Residential mortgage-backed	—	102,506	—	102,506
Commercial mortgage-backed	—	37,927	914	38,841
Asset-backed	—	28,613	—	28,613
Equities	56,369	138	3,575	60,082
Other investments	—	102,279	132,435	234,714

Total investments	$56,369	$2,235,283	$137,454	$2,429,106

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2011:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	13,753	—	13,753
Sales	(1,051)	(7,655)	—	(8,706)
Total realized and unrealized gains (losses) through earnings	126	(806)	(600)	(1,280)
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of December 31, 2011	$519	$137,727	$2,975	$141,221

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2011 was $(0.9) million. Of this amount, $(0.5) million was included in net realized and unrealized gains/(losses) and $(0.4) million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2010:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2010	$641	$81,801	$3,300	$85,742
Net purchases (sales and distributions)	579	36,052	—	36,631
Total realized and unrealized losses through earnings	224	14,582	275	15,081
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of December 31, 2010	$1,444	$132,435	$3,575	$137,454

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2010 was $16.3 million. Of this amount, $0.5 million was included in net realized and unrealized gains/(losses) and $15.8 million was included in net investment income.

Components of net realized and unrealized gains/(losses) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Gross realized gains on available-for-sale securities	$808	$1,587	$813
Gross realized (losses) on available-for-sale securities	(471)	—	(1,639)
Net realized gains/(losses) on trading securities	3,738	2,603	(1,127)
Net realized gains on held-to-maturity securities	—	3,671	1,286
Net unrealized gains on trading securities	3,945	5,276	4,904

Net realized and unrealized gains	$8,020	$13,137	$4,237

Proceeds from sale of available-for-sale securities	$445,052	$347,214	$688,180

Major categories of net investment income are summarized as follows:

	2011	2010	2009
Interest from fixed maturities	$70,753	$59,187	$42,842
Amortization of bond premiums and discounts	(25,245)	(9,304)	(5,716)
Dividends from equities	1,786	1,172	1,252
Other investments	1,928	21,470	5,201
Interest from cash and cash equivalents and short-term investments	13,232	15,951	27,938
Other receivables	6,572	6,816	6,853
Other income	3,118	5,117	4,777
Interest on deposits held with clients	1,188	1,172	53
Investment expenses	(3,462)	(1,675)	(1,829)

	$69,870	$99,906	$81,371

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of December 31, 2011 and 2010 was as follows:

	2011	2010
Assets used for collateral in trust for third-party agreements	$571,041	$371,834
Deposits with regulatory authorities	200,136	33,970
Others	59,763	62,437

	$830,940	$468,241

7.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward exchange contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates or enhance yield.

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was $nil and $(3.6) million as of December 31, 2011 and 2010, respectively. The Company recognized in net earnings a foreign exchange gain/(loss) of $1.1 million and $(3.6) million on foreign currency forward exchange contracts during 2011 and 2010, respectively.

On February 8, 2012, the Company entered into two foreign currency forward exchange contracts, where it sold AU$25.0 million for approximately $26.2 million and AU$35.0 million for approximately $36.1 million. The contracts have settlement dates of December 19, 2012 and May 10, 2013, respectively.

8.	REINSURANCE BALANCES RECEIVABLE

	2011	2010
Recoverable from reinsurers on:
Outstanding losses	$837,693	$425,336
Losses incurred but not reported	678,437	141,118
Fair value adjustments	(133,127)	(41,014)

Total reinsurance reserves recoverable	1,383,003	525,440
Paid losses	406,579	436,002

	$1,789,582	$961,442

Reinsurance balances receivable increased by $828.1 million during 2011 primarily as a result of additional reinsurance receivables acquired during the year partially offset by cash collections. At December 31, 2011 and 2010, the provision for uncollectible reinsurance relating to losses recoverable was $341.1 million and

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$381.4 million, respectively. To estimate the provision for uncollectible reinsurance recoverables, the reinsurance recoverables are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. The stronger creditworthiness of acquired reinsurance receivables compared to reinsurance receivables at December 31, 2010, combined with the reduction in aggregate provisions for bad debt of $42.8 million (following the collection of reinsurance receivables against which bad debt provisions had been provided in earlier periods), resulted in a lower provision for uncollectible reinsurance at December 31, 2011 compared to the provision at December 31, 2010.

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

At December 31, 2011, the Company’s top 10 reinsurers accounted for 70.0% (December 31, 2010: 75.5%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $451.3 million of IBNR recoverable (December 31, 2010: $99.6 million). With the exception of one BBB+ rated reinsurer, from which $55.2 million was recoverable, the other top 10 reinsurers, as at December 31, 2011, are all rated A+ or better. As at December 31, 2010, with the exception of one non-rated reinsurer, from which $17.6 million was recoverable, the other top 10 reinsurers were all rated A- or better. Reinsurance recoverables by reinsurer were as follows:

	2011		2010
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$1,252,929	70.0%	$726,201	75.5%
Other reinsurers’ balances > $1 million	532,303	29.7%	36,504	3.8%
Other reinsurers’ balances < $1 million	4,350	0.3%	198,737	20.7%

Total	$1,789,582	100.0%	$961,442	100.0%

As at December 31, 2011 and 2010, reinsurance balances receivable with a carrying value of $235.8 million and $398.8 million, respectively, were associated with one and two reinsurers, respectively, which each represented 10% or more of total reinsurance balances receivable. Of the $235.8 million receivable from the one reinsurer as at December 31, 2011, $151.0 million is secured by a trust fund held for the benefit of the Company. As at December 31, 2011, the one reinsurer had a credit rating of A+, as provided by a major rating agency. In the event that all or any of the reinsuring companies, that have not secured their obligations, are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

9.	INVESTMENT IN PARTLY OWNED COMPANY

In 2008, the Company’s indirect subsidiary Virginia acquired from Dukes Place Holdings, L.P. (a portfolio company of GSC European Mezzanine Fund II, L.P.) 44.4% of the outstanding capital stock of Stonewall, which

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at that time was the parent of two Rhode Island-domiciled insurers in run-off, Stonewall Insurance Company and Seaton. The total purchase price, including acquisition costs, was $21.4 million and was funded from available cash on hand. Stonewall sold its shares in Stonewall Insurance Company to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.), for total consideration of $60.4 million on April 7, 2010. The proceeds received by Stonewall were later distributed between Dukes Place Holdings, L.P. and Virginia. As part of that distribution, Virginia acquired the 55.6% of the shares of Seaton that it did not previously own for $nil consideration, resulting in Virginia owning 100% of Seaton. The investment was carried on the equity basis until the distribution. When the Company carries an investment on the equity basis, the investment is initially recorded at cost and adjusted to reflect the Company’s share of after-tax earnings or losses and unrealized investment gains and losses and reduced by dividends.

For the years ended December 31, 2011, 2010 and 2009, the Company recorded in its consolidated statement of earnings, its share of income from partly owned company related to Stonewall of $nil, $10.7 million and $nil.

10.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2011	2010
Outstanding	$2,549,648	$2,122,168
Incurred but not reported	2,110,299	1,467,239
Fair value adjustment	(377,031)	(298,132)

	$4,282,916	$3,291,275

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2011 and 2010 included $621.5 million and $736.2 million, respectively, that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2011 and 2010 was $702.8 million and $825.2 million, respectively.

The FVA is accounted for as described in “Note 3 — Acquisitions”.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2011, 2010 and 2009. Losses incurred and paid are reflected net of reinsurance recoverables.

	2011	2010	2009
Balance as at January 1	$3,291,275	$2,479,136	$2,798,287
Less: total reinsurance reserves recoverable	525,440	347,728	394,575

	2,765,835	2,131,408	2,403,712
Effect of exchange rate movement	(9,170)	(3,836)	73,512
Net reduction in ultimate loss and loss adjustment expense liabilities	(295,447)	(311,834)	(259,627)
Net losses paid	(284,611)	(294,996)	(257,414)
Acquired on purchase of subsidiaries	610,485	459,362	114,595
Retroactive reinsurance contracts assumed	112,821	785,731	56,630

Net balance as at December 31	2,899,913	2,765,835	2,131,408
Plus: total reinsurance reserves recoverable	1,383,003	525,440	347,728

Balance as at December 31	$4,282,916	$3,291,275	$2,479,136

The net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2011, 2010 and 2009 was due to the following:

	2011	2010	2009
Net losses paid	$(284,611)	$(294,996)	$(257,414)
Net change in case and LAE reserves	310,036	336,141	214,079
Net change in IBNR reserves	224,791	236,920	318,160

Reduction in estimates of net ultimate losses	250,216	278,065	274,825
Reduction in provisions for bad debt	42,822	49,556	11,718
Reduction in provisions for unallocated loss adjustment expense liabilities	45,102	39,651	50,412
Amortization of fair value adjustments	(42,693)	(55,438)	(77,328)

Net reduction in ultimate loss and loss adjustment expense liabilities	$295,447	$311,834	$259,627

Net reduction in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net reduction in incurred but not reported (“IBNR”) represents the change in the Company’s actuarial estimates of losses incurred but not reported.

Year Ended December 31, 2011

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 was $295.4 million, excluding the impact of foreign exchange rate movements of $9.2 million and

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including both net reduction in ultimate loss and loss adjustment expense liabilities of $17.5 million relating to companies and portfolios acquired during the year and premium and commission adjustments triggered by incurred losses of $32.5 million, as well as the Claremont novation agreement settlement of $22.5 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 of $295.4 million was attributable to a reduction in estimates of net ultimate losses of $250.2 million, a reduction in aggregate provisions for bad debts of $42.8 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $45.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $42.7 million.

The reduction in estimates of net ultimate losses of $ 250.2 million comprised net incurred favorable loss development of $25.4 million and reductions in IBNR reserves of $224.8 million. The decrease in the aggregate estimate of IBNR loss reserves of $224.8 million (compared to $236.9 million during the year ended December 31, 2010) was comprised of $57.9 million relating to asbestos liabilities (compared to $67.8 million in 2010), $2.8 million relating to environmental liabilities (compared to $4.2 million in 2010) and $164.1 million relating to all other remaining liabilities (compared to $164.9 million in 2010). The aggregate reduction in IBNR of $224.8 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data, following 113 commutations (including three commutations completed shortly after December 31, 2011), to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development of $25.4 million, resulting from settlement of net advised case and LAE reserves of $310.0 million for net paid losses of $284.6 million, related to the settlement of non-commuted losses in the year and approximately 110 commutations of assumed and ceded exposures, excluding the three commutations completed subsequent to December 31, 2011. Net incurred liabilities settled by way of commutation during the year ended December 31, 2011 (excluding the three commutations completed subsequent to December 31, 2011) amounted to $71.5 million compared to the net reduction in advised case reserves during the same period of $310.0 million. Commutations provide an opportunity for the Company to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR liabilities relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. The Company adopts a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances. Of the 113 commutations completed, nine related to the Company’s top ten insured and/or reinsured exposures, including three completed shortly after December 31, 2011 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year, and two related to its top ten ceded reinsurance assets. The remaining 102 commutations, of which approximately 46% were completed during the three months ended December 31, 2011, were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2011, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2011 related to such exposures compared to prior forecasts), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $224.8 million in 2011.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in aggregate provisions for bad debt of $42.8 million was a result of the collection, primarily during the three months ended December 31, 2011, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

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

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in IBNR reserves of $236.9 million. The decrease in the aggregate estimate of IBNR loss reserves of $236.9 million (compared to $318.2 million during the year ended December 31, 2009) was comprised of $67.8 million relating to asbestos liabilities (compared to $158.4 million in 2009), $4.2 million relating to environmental liabilities (compared to $17.0 million in 2009) and $164.9 million relating to all other remaining liabilities (compared to $142.8 million in 2009). The aggregate reduction in IBNR of $236.9 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data following 90 commutations to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The lower reduction in asbestos IBNR reserves during 2010 was primarily due to reduced commutations of asbestos related exposures compared to the prior year. Total net loss reserves acquired from January 1, 2008 to December 31, 2010 amounted to $3,197.3 million, of which $2,634.5 million, or 82.4% related to all other losses. This increase in all other loss reserves provided the basis for a greater reduction in all other IBNR reserves. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2010 amounted to $109.7 million compared to the net reduction in advised case reserves during the same period of $336.1 million. Of the 90 commutations completed during 2010, three related to the Company’s top ten insured and/or reinsured exposures, including one commutation completed shortly after December 31, 2009 whereby the related reduction in IBNR reserves was recorded in the reduction in net ultimate losses for the year ended December 31, 2009, and one related to the commutation of one of the Company’s largest ceded reinsurance assets. The remaining 86 commutations, of which approximately 43% were completed during the three months ended December 31, 2010, were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2010, including commutations (but excluding the impact of the commutation that was completed subsequent to the year ended

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009) and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2010 related to such exposures compared to prior forecasts), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $236.9 million in 2010.

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

The reduction in estimates of net ultimate losses of $274.8 million comprised net incurred loss development of $43.3 million and reductions in IBNR reserves of $318.2 million. The decrease in the estimate of IBNR loss reserves of $318.2 million (compared to $210.4 million for the year ended December 31, 2008) was comprised of $158.4 million relating to asbestos liabilities (compared to $101.5 million in 2008), $17.0 million relating to environmental liabilities (compared to $10.8 million in 2008) and $142.8 million relating to all other remaining liabilities (compared to $98.1 million in 2008). The reduction in IBNR is a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to loss data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses. The prior period estimate of net IBNR liabilities was reduced as a result of the combined impact of loss development activity during 2009, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The larger reduction in asbestos IBNR reserves in 2009 was primarily due to the further commutation of asbestos reserves relating to one of the Company’s insurance entities that had benefited from a substantial stop loss protection until December 18, 2008. The larger reduction in all other IBNR reserves in 2009 was primarily due to incurred loss development in one of the Company’s entities acquired during 2008 that was in line with incurred loss development expected by the Company’s external actuaries and was, therefore, offset by a corresponding reduction in IBNR reserves, as well as the completion of a commutation by the same entity in 2009. The net incurred loss development of $43.3 million resulting from settlement of net advised case and LAE reserves of $214.1 million for net paid losses of $257.4 million, related to the settlement of non-commuted losses in the year and approximately 79 commutations of assumed and ceded exposures. Of the 79 commutations completed during 2009, two related to the Company’s top ten insured and/or reinsured exposures. The remaining 77 were of a smaller size, consistent with the Company’s approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. Approximately 76% of commutations completed in 2009 related to commutations completed during the three months ended December 31, 2009. Net incurred liabilities settled by way of commutation during the year ended December 31, 2009 amounted to $81.9 million compared to the net

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in advised case reserves during the same period of $214.1 million. Subsequent to the year end, one of the Company’s insurance entities completed a commutation of another of one of the Company’s top ten reinsured exposures. The combination of the claims settlement activity in 2009, including commutations, and the actuarial estimation of IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2009 related to such exposures compared to prior forecasts as well as the impact of the commutation that was completed subsequent to the year-end), resulted in the Company’s management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in IBNR reserves of $318.2 million in 2009.

The reduction in aggregate provisions for bad debt of $11.7 million was a result of the collection, primarily during the three months ended March 31, 2009, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

11.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions along with loans outstanding in relation to the share repurchase agreements (the “Repurchase Agreements”) entered into with three of its executives and certain trusts and a corporation affiliated with the executives. The Company draws down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances the Company has made additional draw-downs to refinance existing debt of the acquired company. The Company incurred interest expense on its loan facilities and loans outstanding relating to the Repurchase Agreements of $8.5 million and $10.3 million for the years ended December 31, 2011 and 2010, respectively.

Total amounts of loans payable outstanding, including accrued interest, as of December 31, 2011 and 2010 totaled $242.7 million and $245.3 million, respectively, and were comprised as follows:

Facility	Date of Facility	December 31, 2011	December 31, 2010
Clarendon Facility	July 12, 2011	$108,123	$—
EGL Revolving Credit Facility	June 30, 2011	115,881	—
Unionamerica — Facility A	December 30, 2008	—	71,259
Unionamerica — Facility B	December 30, 2008	—	154
Knapton	April 20, 2010	—	21,532
Enstar Group — Facility A	December 29, 2010	—	52,100
Enstar Group — Facility B	December 29, 2010	—	62,900

Total long-term bank debt		224,004	207,945
Repurchase Agreements	October 1, 2010	18,706	37,333

Total loans payable		$242,710	$245,278

EGL Revolving Credit Facility; Prepayment of Certain Subsidiary Debt Facilities

On June 13, 2011, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement with NAB and Barclays Corporate, the corporate banking division of Barclays Bank PLC, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent (the “EGL Revolving Credit Facility”). The EGL Revolving Credit Facility provides for a three-year revolving credit facility pursuant to which the Company is permitted to borrow up to an aggregate of $250.0 million, which will be available to prepay certain existing credit facilities of the Company and certain of its subsidiaries, to fund permitted acquisitions and for general corporate purposes. The Company’s ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2011, the Company borrowed $167.7 million under the EGL Revolving Credit Facility, which was used to prepay $167.7 million of the total amounts owing by the Company under the Knapton, Unionamerica and Enstar Group facilities. The prepayment of these existing credit facilities was a condition to the Company’s initial borrowing under the EGL Revolving Credit Facility.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays Bank PLC in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs that may be incurred by the lenders, if any. The unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of December 31, 2011, all of the covenants relating to the EGL Revolving Credit Facility were met.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default as specified in the EGL Revolving Credit Facility, the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on June 13, 2014, the third anniversary of the date of the EGL Revolving Credit Facility.

On October 21, 2011 and December 30, 2011, the Company repaid $25.0 million and $26.8 million, respectively, of the outstanding principal balance of the EGL Revolving Credit Facility. As of December 31, 2011, the outstanding EGL Revolving Credit Facility loan balance, inclusive of accrued interest, was $115.9 million.

Clarendon Facility

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with NAB. The Clarendon Facility provides for a four-year term loan facility available to be drawn to fund up to 50% of the purchase price of Clarendon. On July 12, 2011, the Company fully drew down the Clarendon Facility in connection with the acquisition of Clarendon. As of December 31, 2011, the outstanding Clarendon Facility balance, inclusive of accrued interest, was $108.1 million.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of the Company’s floating rate loans approximate their book values.

Share Repurchase

On October 1, 2010, the Company entered into the Repurchase Agreements to repurchase an aggregate of 800,000 of the Company’s ordinary shares at a price of $70.00 per share. The Company repurchased an aggregate of 600,000 ordinary shares from Dominic F. Silvester (the Company’s Chief Executive Officer and a member of its board of directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (the Company’s Joint Chief Operating Officer, Executive Vice President and a member of its board of directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (the Company’s Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by the Company through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, the Company entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements. On December 9, 2011 and December 31, 2010, the Company repaid $20.0 million and $19.1 million, respectively, of the promissory notes including accrued interest.

12.	SHARE CAPITAL

On April 20, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (collectively, the “Purchasers”), each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, the Company agreed to issue and sell, and the Purchasers agreed to purchase, at several different closings described immediately below, securities representing 19.9% of the Company’s outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in the Company purchased pursuant to the Investment Agreement is less than 4.9%. The securities that the Purchasers have acquired can be further summarized as follows:

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

At the second closing, which occurred on December 22, 2011, 134,184 Voting Common Shares and 827,504 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $82.7 million.

•

At the third closing, which occurred simultaneously with the second closing on December 22, 2011, 1,148,264 Non-Voting Common Shares, at a purchase price of $86.00 per share, for aggregate proceeds of approximately $98.7 million.

The Purchasers may elect to receive Series B Non-Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares upon conversion of Voting Common Shares held by them. Holders of the Series B Non-Voting Common Shares would have the right to convert such shares on a share-for-share basis, subject to certain adjustments, into Voting Common Shares, Series C Non-Voting Common Shares or Series D Non-Voting Common Shares at their option. All Non-Voting Common Shares received by the Purchasers under the Investment Agreement are Series C Non-Voting Common Shares. Holders of the Series C Non-Voting Common Shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D Non-Voting Common Shares at their option. There is no economic difference in the sub-series of Non-Voting Common Shares, but there are slight differences in the limited voting rights of each sub-series that are designed to address certain regulatory matters affecting the Purchasers.

The total investment made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares and the warrants was approximately $291.6 million. The Company has accounted for the Purchaser’s investment under the Investment Agreement as equity under the applicable U.S. GAAP.

As at December 31, 2011 and 2010, the authorized share capital was 156,000,000 ordinary shares and non-voting convertible ordinary shares, each par value $1.00 per share. The following tables are a summary of changes in ordinary shares and non-voting convertible ordinary shares issued and outstanding:

Issued and fully paid ordinary shares of par value $1.00 each —

	2011	2010
Balance, beginning of year	$12,940	$13,581
Issue of shares	674	80
Shares repurchased	—	(800)
Share awards granted/vested	51	79

Balance, end of year	$13,665	$12,940

Issued and fully paid Series A non-voting convertible ordinary shares of par value $1.00 each —

	2011	2010
Balance, beginning and end of year	$2,973	$2,973

Issued and fully paid Series B, C and D non-voting convertible ordinary shares of par value $1.00 each —

	2011	2010
Balance, beginning of year	$—	$—
Preferred shares converted	750	—
Issue of shares	1,976	—

Balance, end of year	$2,726	$—

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of December 31, 2011 and 2010 was comprised of foreign currency translation adjustments and unrealized holding gains on investments arising during the year.

	2011	2010
Foreign currency translation adjustments	$25,616	$26,588
Defined benefit pension liability	(4,718)	(1,000)
Unrealized holding gains on investments	6,198	9,429

	$27,096	$35,017

14.	EMPLOYEE BENEFITS

(a) Summary

Components of salaries and benefits are summarized as follows:

	2011	2010	2009
Salaries and benefits	$55,642	$50,978	$41,534
Defined contribution pension plan expense	4,864	3,477	3,060
2006 equity plan	2,662	1,500	—
Annual incentive plan	26,678	30,722	23,860

Total salaries and benefits	$89,846	$86,677	$68,454

(b) Employee share plans

Employee share awards for 2011 are summarized as follows:

	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	153,930	$13,019
Granted	71,621	5,957
Vested	(21,621)	(1,907)

Nonvested — December 31	203,930	$20,026

(i) 2006-2010 Annual Incentive Plan, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the years ended December 31, 2011, 2010 and 2009, 16,328, 78,664 and 64,378 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $5.4 million and $3.3 million, respectively, and was charged against the 2006-2010 Annual Incentive Compensation Program (the “2006 Program”) accrual established for the years ended December 31, 2010 and 2009, respectively. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “2011 Program”).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, for the years ended December 31, 2011 and 2010, 50,000 and 153,930 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s non-vested share awards as at December 31, 2011 and 2010 was $10.4 million and $9.0 million, respectively. This cost is expected to be recognized evenly over the next 3.7 years. Compensation costs of $2.7 million and $1.5 million relating to these share awards were recognized in the Company’s statement of earnings for the years ended December 31, 2011 and 2010, respectively.

The accrued expense relating to the 2006 Program for the years ended December 31, 2011, 2010 and 2009 was $26.7 million, $30.7 million and $23.9 million, respectively.

(ii) Enstar Group Limited Employee Share Purchase Plan

As at December 31, 2011, 2010 and 2009, 5,208, 5,871 and 5,588 shares have been issued to employees under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan. Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for the years ended December 31, 2011, 2010 and 2009, respectively.

(c) Options

	Number of Shares	Weighted Average Exercise Price	Instrinsic Value of Shares
Outstanding — January 1, 2011	152,015	$34.55	$7,606
Exercised	(53,940)	23.20	3,901

Outstanding — December 31, 2011	98,075	$40.78	$5,631

Stock options outstanding and exercisable as of December 31, 2011 were as follows:

Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$40.78	98,075	$40.78	1.6 years

(d) Deferred Compensation and Stock Plan for Non-Employee Directors

For the years ended December 31, 2011, 2010 and 2009, 4,193, 6,463 and 7,147 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”).

Following J. Christopher Flowers’ resignation from the Board of Directors on May 6, 2011, 3,610 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on May 24, 2011, with fractional shares paid in cash. Also on May 24, 2011, 4,515 restricted stock units previously credited to Mr. Flowers’ account under The Enstar Group Inc.’s Deferred Compensation and Stock Plan for Non-Employee Directors were converted into the same number of the Company’s ordinary shares.

Following Paul J. Collins resignation from the Board of Directors on September 30, 2011, 4,103 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

same number of the Company’s ordinary shares on October 3, 2011, with fractional shares paid in cash. Also on October 3, 2011, 1,304 restricted stock units previously credited to Mr. Collins’ account under The Enstar Group Inc.’s Deferred Compensation and Stock Plan for Non-Employee Directors were converted into the same number of the Company’s ordinary shares.

(e) Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as disclosed below, are structured as defined contribution plans. Pension expense for the years ended December 31, 2011, 2010 and 2009 was $4.9 million, $3.5 million and $3.1 million, respectively.

The Company acquired, as part of the acquisition of PWAC, a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at the date of acquisition of PWAC by the Company, the PWAC Plan had an unfunded liability of $6.7 million that had been accrued by PWAC. During 2011, an actuarial review was performed of the PWAC Plan which determined that the PWAC Plan’s unfunded liability, as at December 31, 2011, was $10.5 million as compared to $7.9 million as at December 31, 2010. As at December 31, 2011, PWAC had an accrued liability of $10.5 million for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the year ended December 31, 2011 and for the period from the date of acquisition to December 31, 2010, of $0.6 million and $0.6 million, respectively.

15.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$153,693	$174,086	$135,210
Weighted average shares outstanding — basic	13,930,221	13,489,221	13,514,207

Earnings per share attributable to Enstar Group Limited — basic	$11.03	$12.91	$10.01

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$153,693	$174,086	$135,210
Weighted average shares outstanding — basic	13,930,221	13,489,221	13,514,207
Share equivalents:
Unvested shares	196,670	125,733	4,822
Restricted share units	69,723	16,423	8,988
Options	15,826	119,879	216,644

Weighted average shares outstanding — diluted	14,212,440	13,751,256	13,744,661

Earnings per share attributable to Enstar Group Limited — diluted	$10.81	$12.66	$9.84

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers is one of the largest shareholders of the Company and, until May 6, 2011, was a member of the Company’s board of directors.

•

The Company earned management fees for advisory services provided to the Flowers Fund, a private investment fund, for the years ended December 31, 2011, 2010 and 2009 of $0.5 million, $0.3 million and $0.7 million, respectively.

•

The Company had, as of December 31, 2011, 2010 and 2009, excluding its investment in Varadero International Ltd. (“Varadero”) (a hedge fund affiliated with the Company and Mr. Flowers with respect to which the Company has funded 100% of its capital commitment), investments in entities affiliated with Mr. Flowers with a total value of $102.3 million, $96.1 million and $76.1 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, for the same periods, of $71.5 million, $84.6 million and $98.1 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next four years. As at December 31, 2011, the related party investments associated with Mr. Flowers, including its investment in Varadero, accounted for 92.2% of the total unfunded capital commitments of the Company and 65.9% of the total amount of investments classified as other investments by the Company.

•

On October 1, 2010, the Company entered into the Repurchase Agreements with three of its executives and certain trusts and a corporation affiliated with the executives to repurchase an aggregate of 800,000 of the Company’s ordinary shares at a price of $70.00 per share. The Company repurchased an aggregate of 600,000 ordinary shares from Dominic F. Silvester (the Company’s Chief Executive Officer and a member of its Board of Directors) and a trust of which he and his immediate family are the sole beneficiaries, 100,000 ordinary shares from a trust of which Paul J. O’Shea (the Company’s Joint Chief Operating Officer, Executive Vice President and a member of its Board of Directors) and his immediate family are the sole beneficiaries and 100,000 ordinary shares from a corporation owned by a trust of which Nicholas A. Packer (the Company’s Joint Chief Operating Officer and Executive Vice President) and his immediate family are the sole beneficiaries. The repurchase transactions closed on October 14, 2010. The aggregate purchase price of $56.0 million is payable by the Company through promissory notes to the selling shareholders. The annual interest rate for the notes is fixed at 3.5%, and the notes are repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. In connection with the Repurchase Agreements, the Company entered into lock-up agreements with each of Messrs. Silvester, O’Shea and Packer, and their respective family trusts and corporation. The lock-up agreements prohibit future sales and transfers of shares now owned or subsequently acquired for two years from the date of the Repurchase Agreements.

•

On August 9, 2010, the Company entered into a participation agreement for $1 million with Flowers National Bank, an entity owned by Mr. Flowers. Flowers National Bank purchased a pool of mortgage loans from the Federal Deposit Insurance Corporation.

•

In March 2010, the Company committed to invest $20.0 million in Varadero, a hedge fund. The investment manager of Varadero is Varadero Capital, L.P., of which Varadero GP, LLC is the general partner. Both the investment manager and general partner are partially owned by an entity affiliated with Mr. Flowers. In December 2011, the Company committed to invest a further $21.5 million in the hedge fund. As of December 31, 2011, the Company had funded 100% of its commitment to Varadero.

•

On November 12, 2009, the Company invested approximately $4.0 million in Flowers Sego-Carrus Holdings, LLC (“FSC”), a joint venture between the Company, an unaffiliated third party and Flowers National Bank, an entity owned by Mr. Flowers. FSC purchased two mortgage loans from the Federal Deposit Insurance Corporation.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

On January 28, 2009, the Company invested approximately $8.7 million in JCF III Co-invest I L.P., an entity affiliated with J.C. Flowers & Co. LLC, in connection with its investment in certain of the operations, assets and liabilities of OneWest Bank FSB (formerly known as IndyMac Bank, F.S.B.).

•

During 2011, Enstar (US) Inc. renewed its lease agreement for use of office space with one of its directors until October 2018. For the years ended December 31, 2011, 2010 and 2009, Enstar (US) Inc. incurred rent expense of $0.2 million, $0.2 million and $0.1 million, respectively.

17.	TAXATION

Income before income taxes includes the following components:

	2011	2010	2009
Domestic (Bermuda)	$23,890	$45,434	$(91,550)
Foreign	155,087	215,784	254,365

Total	$178,977	$261,218	$162,815

Tax expense (benefit) for income taxes is comprised of

	2011	2010	2009
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	28,924	57,443	35,172

	28,924	57,443	35,172

Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(3,640)	29,689	(7,567)

	(3,640)	29,689	(7,567)

Total tax expense	$25,284	$87,132	$27,605

Under current Bermuda law, the Company and its Bermuda subsidiaries are not required to pay any taxes in Bermuda on their income or capital gains. In March 2011, the Company received confirmation from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, the period for which the Company and its Bermuda subsidiaries will be exempt from taxation in Bermuda would be extended until March 2035.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under the Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2011	2010	2009
Earnings before income tax	$178,977	$261,218	$162,815

Expected tax rate	—%	—%	—%
Foreign taxes at local expected rates	25.1%	28.7%	52.1%
Benefit of loss carryovers	—%	(1.5)%	—%
Change in uncertain tax positions	—%	(0.1)%	(0.8)%
Change in valuation allowance	(11.0)%	(5.1)%	(28.4)%
Impact of Australian tax consolidation	1.0%	11.6%	—%
Other	(1.0)%	(0.2)%	(5.9)%

Effective tax rate	14.1%	33.4%	17.0%

In 2010, in order to mitigate the tax impacts of inter-group transactions, the board of directors of the Company’s Australian subsidiaries elected to form a consolidated tax group. The impact of this tax consolidation resulted in the resetting of the cost base of certain assets of our Australian subsidiaries, which resulted in an additional tax liability of approximately $30.3 million.

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the table below:

	As of December 31,
	2011	2010
Deferred tax assets
Benefit of losses, deductions, and other carryforwards	$182,975	$143,680
Claims reserves, principally due to discounting for tax	35,314	10,082
Allowance for doubtful accounts receivable	12,725	—
Investments	7,914	—

	238,928	153,762

Deferred tax liabilities
Investments	(4,290)	(15,745)
Other	—	(1,355)

	(4,290)	(17,100)

Net deferred tax asset before valuation allowance	234,638	136,662
Valuation allowance	(224,750)	(133,506)

Net deferred tax asset	$9,888	$3,156

As of December 31, 2011 and 2010, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $382.8 million and $404.0 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, U.S. subsidiaries had deductible losses for tax purposes of approximately $221.9 million and $27.0 million, respectively. Under U.S. tax law, these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $5.6 million, $5.6 million and $5.7 million relating to uncertain tax positions as of December 31, 2011, 2010 and 2009, respectively.

During the years ended December 31, 2011, 2010 and 2009, there were certain reductions to unrecognized tax benefits due to the expiration of statutes of limitations of $0.1 million, $0.3 million and $3.5 million, respectively, which were included in net earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance, beginning of year	$5,566	$5,727	$8,056
Gross increases — tax positions related to the current year	—	—	835
Gross increases — tax positions related to prior years	161	113	413
Lapse of statute of limitations	(106)	(274)	(3,577)

Balance, end of year	$5,621	$5,566	$5,727

Included in the balances at December 31, 2011, 2010 and 2009 were $4.4 million, $4.4 million and $5.1 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is reasonably possible that the amount of unrecognized tax benefits with respect to certain of the unrecognized tax positions could decrease by up to approximately $0.1 million within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $0.1 million, $0.1 million and $0.5 million, respectively. The Company had approximately $1.2 million, $1.0 million and $0.9 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2011, 2010 and 2009, respectively.

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

The Company’s insurance and reinsurance operations are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, Australia, the United States, Europe and the United Kingdom. Statutory capital and surplus as reported to the relevant regulatory authorities for the insurance and reinsurance subsidiaries of the Company as of December 31, 2011 and 2010 was as follows:

	Bermuda		U.K.		Australia		U.S.		Europe
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Minimum required statutory capital and surplus	$131,161	$112,593	$78,537	$66,445	$94,326	$128,576	$127,911	$42,476	$28,362	$25,785
Actual statutory capitals and surplus	$669,607	$613,867	$564,328	$945,451	$138,199	$224,256	$491,560	$94,543	$167,458	$126,392

	Bermuda		U.K.		Australia		U.S.		Europe
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Statutory income	$79,961	$66,718	$110,612	$130,105	$13,979	$(1,934)	$(7,558)	$4,940	$21,999	$62,440
Maximum available for distribution	$472,216	$422,043	$485,790	$441,794	$43,873	$95,681	$—	$3,902	$31,347	$8,361

The statutory capital and surplus required by the relevant regulatory authorities in any jurisdiction may be significantly in excess of the minimum required statutory capital and surplus and, as a result, the maximum surplus available for distribution may be significantly lower than shown in the table above.

19.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases expiring in various years through 2017. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of December 31, 2011:

2012	$4,677
2013	3,802
2014	3,255
2015	2,581
2016	1,433
2017	405

$16,153

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $2.9 million and $2.7 million, respectively.

The Company has a capital commitment of up to $100.0 million in the Flowers Fund and up to $100.0 million in J.C. Flowers III L.P., or Fund III. Both the Flowers Fund and Fund III are private investment funds advised by J.C. Flowers & Co. LLC. As of December 31, 2011, the capital contributed to the Flowers Fund and Fund III was $97.8 million and $30.7 million, respectively, with the remaining commitment being approximately $2.2 million and $69.3 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has guaranteed the obligation of one of its subsidiaries in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) in respect of its insurance contract requirements. The guarantee will be triggered should losses incurred by the subsidiary exceed available cash on hand resulting in the letter of credit being drawn. As at December 31, 2011, the Company had not recorded any liability associated with the guarantee.

During 2010, the Company provided guarantees supporting the obligations of one of its subsidiaries in respect of the acquisition, by the subsidiary, of two portfolios of insurance and reinsurance businesses in run-off. The total guarantee provided upon acquisition was approximately $198.4 million and will increase or decrease over time in line with relevant independent actuarial assessments, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As at December 31, 2011, the total of the parental guarantees provided was approximately $128.2 million.

The Company has made a capital commitment of up to $10.0 million in the GSC European Mezzanine Fund II, LP (“GSC”). GSC invests in mezzanine securities of middle and large market companies throughout Western Europe. As of December 31, 2011, the capital contributed to GSC was $9.9 million, with the remaining commitment being $0.1 million.

In October 2011, the Company made a commitment to invest an aggregate $5.0 million in Dowling Capital Partners I, L.P. (“Dowling”). As at December 31, 2011, the Company had not contributed any capital to Dowling.

In July 2011, the Company made a commitment to invest an aggregate $1.0 million in Meetinghouse Funding III. As at December 31, 2011, the capital contributed to the Meetinghouse Fund was $0.1 million with the remaining unfunded commitment being approximately $0.9 million.

In July 2011, the Company, in connection with its acquisition of Clarendon, provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of one of its subsidiaries.

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on its business, results of operations or financial condition. Nevertheless, there can be no assurance that such pending legal proceedings will not have a material effect on the Company’s business, financial condition or results of operations. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental claims. There can be no assurance that any such future litigation will not have a material effect on the Company’s business, financial condition or results of operations.

20.	SEGMENT INFORMATION

Due to the growing insignificance of the Company’s consulting activities in relation to its core reinsurance operations, during 2011 the Company reevaluated its segment reporting and concluded that it has one reportable segment. As a result of the decreasing relative significance of consulting services and the associated revenues and earnings, the Company no longer monitors the results of consulting activities separately for evaluating business performance and for making resource allocation decisions. Accordingly, effective January 1, 2011, the

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company no longer reports separately the results of its consulting activities. Prior to 2011, the Company reported two segments: reinsurance and consulting.

21.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2011 Quarters Ended
	December 31	September 30	June 30	March 31
Consulting fees	$10,154	$1,623	$2,045	$4,036
Net investment income	9,434	18,966	22,928	18,542
Net realized and unrealized gains (losses)	8,368	(8,980)	5,264	3,368
Gain on bargain purchase	—	—	—	13,105

	27,956	11,609	30,237	39,051

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(177,308)	(42,467)	(27,829)	(2,612)
Reduction in provisions for bad debt	(38,751)	(2,399)	(1,672)	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(7,669)	(14,113)	(11,783)	(11,537)
Amortization of fair value adjustments	16,782	8,865	6,969	10,077

	(206,946)	(50,114)	(34,315)	(4,072)
Salaries and benefits	41,818	20,923	16,723	10,382
General and administrative expenses	5,090	20,759	28,211	17,750
Interest expense	2,431	2,435	1,697	1,966
Net foreign exchange (gains) losses	(15)	(8,878)	1,932	7,334

	(157,622)	(14,875)	14,248	33,360

EARNINGS BEFORE INCOME TAXES	185,578	26,484	15,989	5,691
Income taxes	(19,256)	(4,436)	(975)	(617)

NET EARNINGS	166,322	22,048	15,014	5,074
Less: Net earnings attributable to noncontrolling interest	(37,571)	(9,984)	(5,639)	(1,571)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$128,751	$12,064	$9,375	$3,503

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$8.89	$0.85	$0.67	$0.27

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$8.71	$0.83	$0.66	$0.26

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010 Quarters Ended
	December 31	September 30	June 30	March 31
Consulting fees	$3,268	$2,119	$3,500	$14,128
Net investment income	30,622	20,165	22,998	26,121
Net realized and unrealized gains (losses)	4,527	10,635	(4,227)	2,202

	38,417	32,919	22,271	42,451

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(220,129)	(20,890)	(35,104)	(1,942)
Reduction in provisions for bad debt	(35,145)	(1,304)	(7,768)	(5,339)
Reduction in provisions for unallocated loss adjustment expense liabilities	(8,819)	(10,171)	(11,696)	(8,965)
Amortization of fair value adjustments	30,336	6,250	12,202	6,650

	(233,757)	(26,115)	(42,366)	(9,596)
Salaries and benefits	39,221	18,012	14,254	15,190
General and administrative expenses	19,728	13,185	15,801	10,487
Interest expense	2,093	2,961	2,805	2,394
Net foreign exchange (gains) losses	(1,785)	(586)	(5,615)	7,588

	(174,500)	7,457	(15,121)	26,063

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF PARTLY OWNED COMPANY	212,917	25,462	37,392	16,388
Income taxes	(64,116)	(979)	(16,115)	(5,922)
Share of net earnings of partly owned company	—	1,351	2,203	7,150

NET EARNINGS	148,801	25,834	23,480	17,616
Less: Net earnings attributable to noncontrolling interest	(24,509)	(4,391)	(11,050)	(1,695)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$124,292	$21,443	$12,430	$15,921

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.61	$1.56	$0.91	$1.17

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.37	$1.53	$0.89	$1.15

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED BALANCE SHEETS

As of December 31, 2011 and 2010

	2011	2010
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$171,322	$25,498
Balances due from subsidiaries	116,368	129,509
Investments in subsidiaries	1,570,519	1,388,529
Goodwill	21,222	21,222
Accounts receivable and other assets	296	253

TOTAL ASSETS	$1,879,727	$1,565,011

LIABILITIES
Accounts payable and accrued liabilities	$7,512	$10,009
Loans payable	82,814	152,333
Balances due to subsidiaries	105,990	186,848

TOTAL LIABILITIES	196,316	349,190

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2011: 156,000,000; 2010: 156,000,000)
Ordinary shares (Issued 2011: 13,665,051; 2010: 12,940,021)	13,665	12,940
Non-voting convertible ordinary shares:
Series A (issued 2011: 2,972,892; 2010: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2011: 2,725,637 ; 2010: nil)	2,726	—
Treasury stock at cost (Series A non-voting convertible ordinary shares 2011: 2,972,892; 2010: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	956,329	667,907
Accumulated other comprehensive income	27,096	35,017
Retained earnings	804,836	651,143

Total Enstar Group Limited Shareholders’ Equity	1,386,066	948,421
Noncontrolling interest	297,345	267,400

TOTAL SHAREHOLDERS’ EQUITY	1,683,411	1,215,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,879,727	$1,565,011

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands of U.S. dollars)
INCOME
Net investment income	$3,928	$3,528	$1,122
Dividend income from subsidiaries	18,900	8,872	1,019

	22,828	12,400	2,141

EXPENSES
Salaries and benefits	2,738	1,985	50
General and administrative expenses	17,566	11,028	6,780
Interest expense	9,813	8,182	15,977
Foreign exchange (gains) losses	(29)	17	(401)

	30,088	21,212	22,406

LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(7,260)	(8,812)	(20,265)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	215,718	224,543	197,273
NONCONTROLLING INTEREST	(54,765)	(41,645)	(41,798)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$153,693	$174,086	$135,210

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows used in operating activities	$(142,600)	$(92,038)	$(35,610)

INVESTING ACTIVITIES:
Return of capital, net	18,838	8,407	55,721

FINANCING ACTIVITIES:
Repayment of loans	(185,442)	(19,206)	(12,482)
Receipt of loans	167,650	115,000	—
Proceeds from issuance of ordinary shares	287,377	424	2,796

Net cash flows provided by (used in) financing activities	269,585	96,218	(9,686)

NET INCREASE IN CASH AND CASH EQUIVALENTS	145,824	12,587	10,425
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,498	12,911	2,486

CASH AND CASH EQUIVALENTS, END OF YEAR	$171,322	$25,498	$12,911

See accompanying notes to the condensed financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

The Company has guaranteed the obligations of one of its subsidiaries in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) in respect of its insurance contract requirements. The guarantee will be triggered should losses incurred by the subsidiary exceed available cash on hand resulting in the letter of credit being drawn. As at December 31, 2011, the Company had not recorded any liability associated with the guarantee.

During 2010, the Company provided guarantees supporting the obligations of one of its subsidiaries in respect of the acquisition, by the subsidiary, of two portfolios of insurance and reinsurance businesses in run-off. The total guarantee provided upon acquisition was approximately $198.4 million and will increase or decrease over time in line with relevant independent actuarial assessments, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As at December 31, 2011, the total guarantee was $128.2 million.

On July 12, 2011, the Company, through its wholly-owned subsidiary, Fitzwilliam Insurance Limited (“Fitzwilliam”), in connection with the acquisition of Clarendon National Insurance Company (“Clarendon”), entered into a reinsurance agreement with Hannover Re, which provides adverse development cover (“ADC”) to Clarendon to reinsure Hannover for the first $80.0 million of the ADC. The Company provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of Fitzwilliam.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited the internal control over financial reporting of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 24, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management was responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based upon that assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 177.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the year ended December 31, 2011. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2011 pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements, Financial Statement Schedules and Exhibits.

1. Financial Statements

Included in Part II — See Item 8 of this report.

2. Financial Statement Schedules

Included in Part II — See Item 8 of this report.

3. Exhibits

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2012.

ENSTAR GROUP LIMITED

By:	/s/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ RICHARD J. HARRIS Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	Executive Vice President and Director

/s/ T. WHIT ARMSTRONG T. Whit Armstrong	Director

/s/ CHARLES T. AKRE, JR. Charles T. Akre, Jr.	Director

/s/ SUMIT RAJPAL Sumit Rajpal	Director

Exhibit Index

Exhibit No.	Description

2.1¿

Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Exhibit 2.1 (and Annex A) to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

2.2¿

Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 2.2 (and Annex C) to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).
3.2	Third Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).
3.3

Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

10.1

Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., J. Christopher Flowers, Dominic F. Silvester and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B filed on January 31, 2007).

10.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008).
10.3+

Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and among Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2007).

10.4+

Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Dominic F. Silvester, amending Amended and Restated Employment Agreement by and between Enstar Group Limited and Dominic F. Silvester (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 6, 2011).

10.5+	Employment Agreement, effective May 1, 2007, by and among the Company and Paul J. O’Shea (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 3, 2007).
10.6+

Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Paul J. O’Shea, amending Employment Agreement by and between Enstar Group Limited and Paul J. O’Shea (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 6, 2011).

10.7+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 3, 2007).
10.8+

Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Nicholas A. Packer, amending Employment Agreement by and between Enstar Group Limited and Nicholas A. Packer (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on May 6, 2011).

10.9+	Employment Agreement, effective May 1, 2007, by and among Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on May 3, 2007).
10.10+

Letter Agreement, effective January 1, 2011, by and between Enstar Group Limited and Richard J. Harris, amending Employment Agreement by and between Enstar Group Limited and Richard J. Harris (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on May 6, 2011).

Exhibit No.	Description
10.11+

Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2007).

10.12+

Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006), as amended by the First Amendment to Castlewood Holdings Limited 2006-2010 Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 6, 2007).

10.13+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007).
10.14+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2008).
10.15+

Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007).

10.16+

The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Form 10-Q filed on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc. filed on April 22, 2003).

10.17+

The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc. filed on May 8, 2001).

10.18+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2009).
10.19+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 7, 2011).
10.20+

Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Dominic F. Silvester and R&H Trust Co. (NZ) Limited, as trustee of the Left Trust (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2010).

10.21+

Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Paul J. O’Shea and R&H Trust Co. (BVI) Limited, as trustee of the Elbow Trust (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 1, 2010).

10.22+

Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Nicholas A. Packer and Hove Investments Holding Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 1, 2010).

10.23+

Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2010).

10.24

Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 21, 2011).

10.25	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
10.26

Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 21, 2011).

Exhibit No.	Description
10.27

Facilities Agreement, dated as of December 29, 2010, by and among Enstar Group Limited, certain of its subsidiaries, Barclays Corporate and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 7, 2011).

10.28	Term Facility Agreement dated March 4, 2011 between Clarendon Holdings, Inc. and National Bank Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2011).
10.29

Revolving Credit Facility Agreement dated June 13, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 5, 2011).

21.1*	List of Subsidiaries.
23.1*	Consent of Deloitte & Touche.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***	Interactive Data Files.

*	filed herewith
**	furnished herewith
***	XBRL Interactive Data Files will be filed by amendment to this annual report on Form 10-K within 30 days of the filing date of this report, as permitted by Rule 405(a)(2) of Regulation S-T.
+	denotes management contract or compensatory arrangement
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request