Form 10-Q
period 2012-03-31
Enstar Group LTD
filed 2012-05-04
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 2, 2012, the registrant had outstanding 13,855,820 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$317,611	$410,269
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012 — $506,480; 2011 — $590,588)	518,037	607,316
Fixed maturities, trading, at fair value	2,194,250	2,035,369
Equities, trading, at fair value	96,060	89,981
Other investments, at fair value	237,933	192,264

Total investments	3,363,891	3,335,199
Cash and cash equivalents	792,815	850,474
Restricted cash and cash equivalents	446,047	373,191
Accrued interest receivable	28,352	26,924
Accounts receivable	21,454	50,258
Income taxes recoverable	11,702	10,559
Reinsurance balances receivable	1,641,308	1,789,582
Funds held by reinsured companies	102,093	107,748
Goodwill	21,222	21,222
Other assets	30,899	40,981

TOTAL ASSETS	$6,459,783	$6,606,138

LIABILITIES
Losses and loss adjustment expenses	$4,138,623	$4,282,916
Reinsurance balances payable	174,746	208,540
Accounts payable and accrued liabilities	97,181	75,983
Income taxes payable	18,638	16,985
Loans payable	243,101	242,710
Other liabilities	121,879	95,593

TOTAL LIABILITIES	4,794,168	4,922,727

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2012: 156,000,000; 2011: 156,000,000)
Ordinary shares (issued and outstanding 2012: 13,710,291; 2011: 13,665,051)	13,710	13,665
Non-voting convertible ordinary shares:
Series A (issued 2012: 2,972,892; 2011: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2012: 2,725,637; 2011: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2012: 2,972,892; 2011: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	957,504	956,329
Accumulated other comprehensive income	30,875	27,096
Retained earnings	814,510	804,836

Total Enstar Group Limited Shareholders’ Equity	1,400,739	1,386,066
Noncontrolling interest	264,876	297,345

TOTAL SHAREHOLDERS’ EQUITY	1,665,615	1,683,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,459,783	$6,606,138

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Consulting fees	$2,194	$4,036
Net investment income	22,783	18,542
Net realized and unrealized gains	23,042	3,368
Gain on bargain purchase	—	13,105

	48,019	39,051

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(3,298)	(2,612)
Reduction in provisions for bad debt	(2,255)	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,852)	(11,537)
Amortization of fair value adjustments	7,587	10,077

	(10,818)	(4,072)
Salaries and benefits	20,451	10,382
General and administrative expenses	14,858	17,750
Interest expense	2,111	1,966
Net foreign exchange losses	2,268	7,334

	28,870	33,360

EARNINGS BEFORE INCOME TAXES	19,149	5,691
INCOME TAXES	(3,742)	(617)

NET EARNINGS	15,407	5,074
Less: Net earnings attributable to noncontrolling interest	(5,733)	(1,571)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$9,674	$3,503

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.59	$0.27

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$0.58	$0.26

Weighted average ordinary shares outstanding — basic	16,427,595	12,945,838
Weighted average ordinary shares outstanding — diluted	16,671,710	13,220,332

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$15,407	$5,074

Other comprehensive income, net of tax:
Unrealized holding gains on investments arising during the period	25,015	8,736
Reclassification adjustment for net realized and unrealized gains included in net earnings	(23,042)	(3,368)
Decrease in defined benefit pension liability	—	272
Currency translation adjustment	2,985	2,206

Total other comprehensive income	4,958	7,846

Comprehensive income	20,365	12,920
Less comprehensive income attributable to noncontrolling interest	(6,913)	(2,514)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$13,452	$10,406

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$13,665	$12,940
Issue of shares	2	2
Share awards granted/vested	43	42

Balance, end of period	$13,710	$12,984

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$956,329	$667,907
Issue of shares	152	126
Share awards granted/vested	364	168
Amortization of share awards	659	550

Balance, end of period	$957,504	$668,751

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$27,096	$35,017
Foreign currency translation adjustments	1,837	1,595
Increase in defined benefit pension liability	—	272
Net movement in unrealized holding gains on investments	1,942	5,036

Balance, end of period	$30,875	$41,920

Retained Earnings
Balance, beginning of period	$804,836	$651,143
Net earnings attributable to Enstar Group Limited	9,674	3,503

Balance, end of period	$814,510	$654,646

Noncontrolling Interest
Balance, beginning of period	$297,345	$267,400
Return of capital	(28,132)	(16,200)
Dividends paid	(11,250)	—
Net earnings attributable to noncontrolling interest	5,733	1,571
Foreign currency translation adjustments	1,148	611
Net movement in unrealized holding gains on investments	32	332

Balance, end of period	$264,876	$253,714

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$15,407	$5,074
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on bargain purchase	—	(13,105)
Net realized and unrealized investment gains	(23,042)	(3,368)
Share of net gain from other investments	(2,340)	(2,993)
Other items	1,653	(1,339)
Depreciation and amortization	317	384
Amortization of bond premiums and discounts	8,915	4,538
Net movement of trading securities held on behalf of policyholders	5,261	7,110
Sales and maturities of trading securities	555,018	374,473
Purchases of trading securities	(607,978)	(654,563)
Changes in assets and liabilities:
Reinsurance balances receivable	148,381	(43,567)
Other assets	43,322	11,793
Losses and loss adjustment expenses	(145,654)	90,505
Reinsurance balances payable	(33,831)	(40,079)
Accounts payable and accrued liabilities	(7,123)	(51,265)
Other liabilities	27,647	26,048

Net cash flows used in operating activities	(14,047)	(290,354)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(7,949)
Sales and maturities of available-for-sale securities	90,276	101,109
Movement in restricted cash and cash equivalents	(72,856)	85,384
Funding of other investments	(42,021)	(4,108)
Redemption of bond funds	—	10,136
Other investing activities	(433)	(143)

Net cash flows (used in) provided by investing activities	(25,034)	184,429

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	—	(16,200)
Dividends paid to noncontrolling interest	(11,250)	—
Repayment of loans	—	(40,500)

Net cash flows used in financing activities	(11,250)	(56,700)

TRANSLATION ADJUSTMENT	(7,328)	(6,143)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(57,659)	(168,768)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	850,474	799,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$792,815	$630,386

Supplemental Cash Flow Information
Net income taxes (recovered) paid	$(159)	$25,254
Interest paid	$1,717	$2,231

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and December 31, 2011

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. The results of operations for any interim period are not necessarily indicative of the results for a full year. Inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Adoption of New Accounting Standards

In May 2011, the U.S. Financial Accounting Standards Board (“FASB”) issued amendments to disclosure requirements for common fair value measurement. These amendments result in a common definition of fair value and common requirements for measurement of and disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The Company adopted this amended accounting guidance effective January 1, 2012. The adoption of the amended guidance did not have a material impact on the consolidated financial statements.

In June 2011, FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted this amended accounting guidance effective January 1, 2012. The adoption of the amended guidance had no impact on the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, FASB issued new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivatives. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS. The new disclosure requirements are effective retrospectively for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of adopting these revised disclosure requirements on the consolidated financial statements.

2.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $446.0 million and $373.2 million as of March 31, 2012 and December 31, 2011, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit and guarantees are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at March 31, 2012
U.S. government and agency	$17,720	$514	$(560)	$17,674
Non-U.S. government	150,477	4,058	(293)	154,242
Corporate	296,550	6,235	(691)	302,094
Residential mortgage-backed	12,924	524	(102)	13,346
Commercial mortgage-backed	11,493	2,043	—	13,536
Asset-backed	17,316	50	(221)	17,145

	$506,480	$13,424	$(1,867)	$518,037

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2011
U.S. government and agency	$17,816	$546	$(433)	$17,929
Non-U.S. government	160,128	9,227	(828)	168,527
Corporate	366,954	7,937	(2,578)	372,313
Residential mortgage-backed	13,544	276	(108)	13,712
Commercial mortgage-backed	12,680	3,044	(7)	15,717
Asset-backed	19,466	65	(413)	19,118

	$590,588	$21,095	$(4,367)	$607,316

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$8,832	$(560)	$8,832	$(560)
Non-U.S. government	7,678	(59)	8,151	(234)	15,829	(293)
Corporate	33,410	(443)	21,788	(248)	55,198	(691)
Residential mortgage-backed	1,184	(99)	36	(3)	1,220	(102)
Commercial mortgage-backed	41	—	97	—	138	—
Asset-backed	1,868	(50)	10,258	(171)	12,126	(221)

	$44,181	$(651)	$49,162	$(1,216)	$93,343	$(1,867)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$8,318	$(433)	$8,318	$(433)
Non-U.S. government	14,982	(466)	16,305	(362)	31,287	(828)
Corporate	47,197	(1,367)	54,106	(1,211)	101,303	(2,578)
Residential mortgage-backed	1,299	(105)	36	(3)	1,335	(108)
Commercial mortgage-backed	—	—	215	(7)	215	(7)
Asset-backed	7,577	(187)	6,491	(226)	14,068	(413)

	$71,055	$(2,125)	$85,471	$(2,242)	$156,526	$(4,367)

As at March 31, 2012 and December 31, 2011, the number of securities classified as available-for-sale in an unrealized loss position was 77 and 107, respectively, with a fair value of $93.3 million and $156.5 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 41 and 59, respectively. As of March 31, 2012, none of these securities were considered to be other than temporarily impaired. The Company has no intent to sell, and it is not more likely than not that the Company will be required to sell, these securities before their fair values recover above the adjusted cost. The unrealized losses from these securities were not as a result of credit, collateral or structural issues.

The contractual maturities of the Company’s fixed maturity securities and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$217,441	$218,654	42.2%
Due after one year through five years	242,826	250,585	48.4%
Due after five years through ten years	1,411	1,663	0.3%
Due after ten years	3,069	3,108	0.6%

	464,747	474,010	91.5%
Residential mortgage-backed	12,924	13,346	2.6%
Commercial mortgage-backed	11,493	13,536	2.6%
Asset-backed	17,316	17,145	3.3%

	$506,480	$518,037	100.0%

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$230,550	$230,377	37.9%
Due after one year through five years	308,062	322,131	53.0%
Due after five years through ten years	3,296	3,367	0.6%
Due after ten years	2,990	2,894	0.5%

	544,898	558,769	92.0%
Residential mortgage-backed	13,544	13,712	2.3%
Commercial mortgage-backed	12,680	15,717	2.6%
Asset-backed	19,466	19,118	3.1%

	$590,588	$607,316	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

As at March 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$162,374	$166,152	32.1%
AA	143,345	145,348	28.0%
A	168,300	173,440	33.5%
BBB or lower	32,073	32,278	6.2%
Not Rated	388	819	0.2%

	$506,480	$518,037	100.0%

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$204,967	$214,873	35.4%
AA	131,092	132,971	21.9%
A	210,040	215,225	35.4%
BBB or lower	44,100	43,526	7.2%
Not Rated	389	721	0.1%

	$590,588	$607,316	100.0%

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	March 31, 2012	December 31, 2011
U.S. government and agency	$371,817	$400,908
Non-U.S. government	247,363	212,251
Corporate	1,643,471	1,595,930
Municipal	25,405	25,416
Residential mortgage-backed	90,017	97,073
Commercial mortgage-backed	89,025	70,977
Asset-backed	44,763	43,083
Equities	96,060	89,981

	$2,607,921	$2,535,619

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at March 31, 2012	Fair Value	% of Total Fair Value
AAA	$417,616	16.6%
AA	898,303	35.8%
A	835,494	33.2%
BBB or lower	355,890	14.2%
Not Rated	4,558	0.2%

	$2,511,861	100.0%

As at December 31, 2011	Fair Value	% of Total Fair Value
AAA	$881,951	36.0%
AA	400,394	16.4%
A	796,608	32.6%
BBB or lower	341,307	14.0%
Not Rated	25,378	1.0%

	$2,445,638	100.0%

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	March 31, 2012	December 31, 2011
Private equities	$108,890	$107,388
Bond funds	60,579	54,537
Hedge funds	47,647	24,395
Real estate debt fund	15,097	—
Other	5,720	5,944

	$237,933	$192,264

As of March 31, 2012 and December 31, 2011, the Company had $108.9 million and $107.4 million, respectively, of other investments recorded in private equities, which represented 2.4% of total investments, cash and cash equivalents, and restricted cash and cash equivalents, at March 31, 2012 and December 31, 2011, respectively. All of the Company’s investments in private equities are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate these investments in the short term. These restrictions have been in place since the initial investments. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. These investments are accounted for at estimated fair value determined by the Company’s proportionate share of the net asset value of the investee reduced by any impairment charges. As of March 31, 2012 and December 31, 2011, the Company had unfunded capital commitments relating to its other investments of $76.4 million and $77.5 million, respectively. Information regarding other investments the Company has with related parties is described in “Note 9 — Related Party Transactions”.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The Company’s bond fund holdings comprise a number of positions in diversified bond mutual funds managed by third-party managers.

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at March 31, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2012, the Company did not recognize any other-than-temporary impairments due to required sales. The Company determined that, as at March 31, 2012, no credit losses existed.

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

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. The Company uses inputs from Interactive Data, a nationally recognized pricing service, as well as pricing vendors, index providers and broker-dealers to estimate fair value measurements for all of its fixed maturity investments.

In general, the pricing services use observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmark curves, benchmarking of like securities, non-binding broker-dealer quotes, reported trades and sector groupings to determine the fair value. In addition, pricing services use valuation

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2012, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2012, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

To validate the techniques or models used by the pricing services, the Company compares the fair value estimates to its knowledge of the current market and challenges any prices deemed not to be representative of fair value. As of March 31, 2012, there were no material differences between the prices obtained from the pricing services and the fair value estimates developed by the Company.

Equity Securities

The Company’s equity securities are managed by two external advisors. The Company uses Interactive Data, a nationally recognized pricing service, to estimate the fair value measurements for all of its equity securities. The Company’s equity securities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. The Company has categorized its investments in preferred stock as Level 2, with the exception of one preferred stock that was categorized as Level 3, because their fair value estimates are based on observable market data.

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

For its investment in the hedge funds, the Company also measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investments in the funds are classified as Level 3 in the fair value hierarchy.

For its investment in the real estate debt fund, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investment in the fund is classified as Level 3 in the fair value hierarchy.

For its investment in the College and University Loan Trust, the Company measures fair value by obtaining the most recently published financial statements of the trust. The financial statements of the trust are audited annually under U.S. GAAP. The investment in the trust is classified as Level 3 in the fair value hierarchy.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The following table presents the fair value, unfunded commitments, and redemption frequency for all Level 3 investments valued at net asset value as at March 31, 2012:

	Total Fair Value	Unfunded Commitments	Redemption Frequency
Private equity funds(a)	$108,890	$75,657	Not eligible
Fixed income hedge funds(b)	47,647	—	Quarterly after lock-up periods expire
Real estate debt fund(c)	15,097	—	10 days notice after monthly valuation
College and University Loan Trust(d)	4,153	—	Not eligible
Other	580	784	Not eligible

	$176,367	$76,441

(a)	This class includes several private equity funds that invest primarily in the financial services industry. For all publicly-traded companies within the funds, the Company has valued those investments based on the latest share price. All of the Company’s investments in private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments. These restrictions have been in place since the initial investment.

(b)	This class is comprised of hedge funds that invest in a diversified portfolio of debt securities. The adviser of the funds intend to seek attractive risk-adjusted total returns for the fund’s investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset-backed securities and loans. The funds state that they focus on investments that the adviser believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The units of account that are valued by the Company are its interests in the funds and not the underlying holdings of the funds. Thus, the inputs used by the Company to value its investment in the funds may differ from the inputs used to value the underlying holdings of the funds. The hedge funds are not currently eligible for redemption due to an imposed lock-up period of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice.

(c)	This class comprises a real estate debt fund that invests primarily in U.S. commercial real estate. A redemption request for this fund can be made 10 days after the date of any monthly valuation. The fund will make commercially reasonable efforts to redeem the investment within the next monthly period.

(d)	The value of the College and University Facility Loan Trust (“Loan Trust”) is based on the latest audited financial statements of the Loan Trust. The Company holds Class B certificates of the Loan Trust and accordingly receives semi-annual distributions. The Company’s investment in the Loan Trust has no redemption rights.

The bond funds in which the Company invests have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and because the bond funds provide daily liquidity.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$389,491	$—	$389,491
Non-U.S. government	—	401,605	—	401,605
Corporate	—	1,945,025	540	1,945,565
Municipal	—	25,405	—	25,405
Residential mortgage-backed	—	103,363	—	103,363
Commercial mortgage-backed	—	102,561	—	102,561
Asset-backed	—	61,908	—	61,908
Equities	87,878	4,832	3,350	96,060
Other investments	—	60,579	177,354	237,933

Total investments	$87,878	$3,094,769	$181,244	$3,363,891

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities	82,381	4,625	2,975	89,981
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

During 2012 and 2011, the Company had no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2012	$519	$137,727	$2,975	$141,221
Purchases	—	38,163	—	38,163
Sales	—	(1,143)	—	(1,143)
Total realized and unrealized gains through earnings	21	2,607	375	3,003
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2012	$540	$177,354	$3,350	$181,244

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at March 31, 2012 was $2.5 million. Of this amount, $0.4 million was included in net realized and unrealized gains and $2.1 million was included in net investment income. Of the Company’s Level 3 investments classified as other investments, 99.4% are valued on a net asset value basis.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2011:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	4,157	—	4,157
Sales	—	(49)	—	(49)
Total realized and unrealized gains through earnings	69	3,419	400	3,888
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2011	$1,513	$139,962	$3,975	$145,450

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at March 31, 2011 was $2.5 million. Of this amount, $0.5 million was included in net realized and unrealized gains and $2.0 million was included in net investment income.

Components of net realized and unrealized gains/(losses) are as follows:

	Three Months Ended March 31,
	2012	2011
Gross realized gains on available-for-sale securities	$430	$221
Gross realized losses on available-for-sale securities	(423)	(286)
Net realized gains on trading securities	4,095	1,364
Net unrealized gains on trading securities	18,940	2,069

Net realized and unrealized gains	$23,042	$3,368

Proceeds from sales and maturities of available-for-sale securities	$90,276	$101,109

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Interest from fixed maturities	$20,493	$14,408
Amortization of bond premiums and discounts	(8,706)	(3,672)
Dividends from equities	621	264
Other investments	2,568	3,069
Interest from cash and cash equivalents and short-term investments	4,371	2,256
Other receivables	1,210	1,731
Other income	2,564	536
Interest on deposits held with clients	297	258
Investment expenses	(635)	(308)

	$22,783	$18,542

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trust as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Assets used for collateral in trust for third-party agreements	$525,955	$571,041
Deposits with regulatory authorities	197,110	200,136
Others	54,767	59,763

	$777,832	$830,940

4.	DERIVATIVE INSTRUMENTS

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

On February 8, 2012, the Company entered into two foreign currency forward exchange contracts, pursuant to which it sold AU$25.0 million for $26.2 million and AU$35.0 million for $36.1 million. The contracts have settlement dates of December 19, 2012 and May 10, 2013, respectively.

In October 2010, the Company entered into a foreign currency forward exchange contract where it sold AU$45.0 million for $42.5 million with a contract settlement date of June 30, 2011.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	DERIVATIVE INSTRUMENTS — (cont’d)

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was $(0.1) million and $nil as of March 31, 2012 and December 31, 2011, respectively. The Company recognized in net earnings for the three months ended March 31, 2012 and 2011 a foreign exchange loss of $0.1 million and $0.4 million, respectively, on foreign currency forward exchange contracts.

5.	REINSURANCE BALANCES RECEIVABLE

	March 31, 2012	December 31, 2011
Recoverable from reinsurers on:
Outstanding losses	$781,562	$837,693
Losses incurred but not reported	638,250	678,437
Fair value adjustments	(125,206)	(133,127)

Total reinsurance reserves recoverable	1,294,606	1,383,003
Paid losses	346,702	406,579

	$1,641,308	$1,789,582

Reinsurance balances receivable decreased by $148.3 million primarily as a result of cash collections made during the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances receivable was $349.7 million and $341.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance balances receivable are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded IBNR is allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances receivable (excluding provision for uncollectible reinsurance recoverable) as of March 31, 2012, increased to 17.6% as compared to 16.0% as of December 31, 2011, primarily a result of the collection of reinsurance balances receivable against which there were minimal provisions for uncollectible reinsurance recoverable.

The fair value adjustment, determined on acquisition of reinsurance subsidiaries, was based on the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the reinsurance receivables acquired plus a spread to reflect credit risk, and is amortized over the estimated recovery period, as adjusted for accelerations on commutation settlements using the constant yield method.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	REINSURANCE BALANCES RECEIVABLE — (cont’d)

At March 31, 2012, the Company’s top 10 reinsurers accounted for 70.0% (December 31, 2011: 70.0%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $426.6 million of IBNR reserves recoverable (December 31, 2011: $451.3 million). With the exception of one BBB+ rated reinsurer from which $54.6 million was recoverable, the other top 10 reinsurers, as at March 31, 2012, were all rated A+ or better. As at December 31, 2011, with the exception of one BBB+ rated reinsurer from which $55.2 million was recoverable, the other top 10 reinsurers were all rated A+ or better. Reinsurance recoverables by reinsurer were as follows:

	March 31, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$1,148,360	70.0%	$1,252,929	70.0%
Other reinsurers’ balances > $1 million	484,945	29.5%	532,303	29.7%
Other reinsurers’ balances < $1 million	8,003	0.5%	4,350	0.3%

Total	$1,641,308	100.0%	$1,789,582	100.0%

As at March 31, 2012 and December 31, 2011, reinsurance balances receivable with a carrying value of $221.6 million and $235.8 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances receivable. Of the $221.6 million receivable from the reinsurer as at March 31, 2012, $151.0 million is secured by a trust fund held for the benefit of the Company. As at March 31, 2012, the reinsurer had a credit rating of A+, as provided by a major rating agency. In the event that all or any of the reinsuring companies that have not secured their obligations are unable to meet their obligations under existing reinsurance agreements, the Company will be liable for such defaulted amounts.

6.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	March 31, 2012	December 31, 2011
Outstanding	$2,438,343	$2,549,648
Incurred but not reported	2,061,419	2,110,299
Fair value adjustment	(361,139)	(377,031)

	$4,138,623	$4,282,916

Refer to Note 10 of Item 8 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on establishing reserves.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2012	2011
Balance as at January 1	$4,282,916	$3,291,275
Less: total reinsurance reserves recoverable	1,383,003	525,440

	2,899,913	2,765,835
Effect of exchange rate movement	14,253	34,372
Net reduction in ultimate loss and loss adjustment expense liabilities	(10,818)	(4,072)
Net losses paid	(61,731)	(88,131)
Acquired on purchase of subsidiaries	—	10,439
Retroactive reinsurance contracts assumed	2,400	93,067

Net balance as at March 31	2,844,017	2,811,510
Plus: total reinsurance reserves recoverable	1,294,606	583,478

Balance as at March 31	$4,138,623	$3,394,988

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2012 and 2011 was due to the following:

	Three Months Ended March 31,
	2012	2011
Net losses paid	$(61,731)	$(88,131)
Net change in case and LAE reserves	60,136	83,430
Net change in IBNR reserves	4,893	7,313

Reduction in estimates of net ultimate losses	3,298	2,612
Reduction in provisions for bad debt	2,255	—
Reduction in provisions for unallocated loss adjustment expense liabilities	12,852	11,537
Amortization of fair value adjustments	(7,587)	(10,077)

Net reduction in ultimate loss and loss adjustment expense liabilities	$10,818	$4,072

Net change in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2012 of $10.8 million was attributable to a reduction in estimates of net ultimate losses of $3.3 million, a reduction in provisions for bad debt of $2.3 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $7.6 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The reduction in estimates of net ultimate losses of $3.3 million comprised net incurred loss development of $1.6 million and reductions in IBNR reserves of $4.9 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2011 of $4.1 million was attributable to a reduction in estimates of net ultimate losses of $2.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.5 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million.

The reduction in estimates of net ultimate losses of $2.6 million comprised net incurred loss development of $4.7 million and reductions in IBNR reserves of $7.3 million.

7.	EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to its employees and to members of the Board of Directors. These are described in Note 14 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The information below includes both the employee and director components of the Company’s share-based compensation.

(a)    Employee share plans

Employee share awards for the three months ended March 31, 2012 are summarized as follows:

	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	203,930	$20,026
Granted	1,564	140
Vested	(44,850)	(4,404)

Nonvested — March 31	160,644	$15,902

(i)	2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the three months ended March 31, 2012 and 2011, 191 and 16,328 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the award for the three months ended March 31, 2012 was less than $0.1 million and was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (“2011 Program”) accrual established for the year ended December 31, 2011. The total value of the award for the three months ended March 31, 2011 was $1.5 million and was charged against the 2006-2010 Annual Incentive Compensation Program (“2006 Program”) accrual established for the year ended December 31, 2010. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the 2011 Program.

In addition, for the three months ended March 31, 2011, 50,000 restricted shares were awarded to certain employees under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s nonvested share awards as at March 31, 2012 and 2011 was $9.7 million and $12.5 million, respectively. This cost is expected to be recognized evenly over the next 3.5 years. Compensation costs of $0.7 million and $0.5 million relating to these share awards were recognized in the Company’s statement of earnings for the three months ended March 31, 2012 and 2011, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	EMPLOYEE BENEFITS — (cont’d)

The accrued expenses relating to the 2011 Program for the three months ended March 31, 2012 and 2011 were $1.7 million and $nil, respectively.

(ii)	Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan have been recognized in the Company’s statement of earnings for each of the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, 1,373 and 1,439 shares, respectively, were issued to employees.

(b)    Options

	Number of Shares	Weighted Average Exercise Price	Instrinsic Value of Shares
Outstanding — January 1, 2012	98,075	$40.78	$5,631
Exercised	—	—	—

Outstanding — March 31, 2012	98,075	$40.78	$5,708

Stock options outstanding and exercisable as of March 31, 2012 were as follows:

Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$40.78	98,075	$40.78	1.4 years

(c)    Deferred Compensation and Stock Plan for Non-Employee Directors

For the three months ended March 31, 2012 and 2011, 822 and 1,283 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

(d)    Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans, except for the PWAC Plan discussed below. Pension expense for the three months ended March 31, 2012 and 2011 was $1.9 million and $1.1 million, respectively.

The Company acquired, as part of the acquisition of PW Acquisition Company (“PWAC”), a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at both March 31, 2012 and December 31, 2011, PWAC had an accrued liability of $10.5 million for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the three months ended March 31, 2012 and 2011 of $0.2 million and $0.2 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per ordinary share for the three months ended March 31, 2012 and 2011:

	2012	2011
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$9,674	$3,503
Weighted average ordinary shares outstanding — basic	16,427,595	12,945,838

Earnings per ordinary share attributable to Enstar Group Limited — basic	$0.59	$0.27

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$9,674	$3,503
Weighted average ordinary shares outstanding — basic	16,427,595	12,945,838
Share equivalents:
Nonvested shares	167,925	174,486
Restricted share units	13,508	17,489
Options	62,682	82,519

Weighted average ordinary shares outstanding — diluted	16,671,710	13,220,332

Earnings per ordinary share attributable to Enstar Group Limited — diluted	$0.58	$0.26

9.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers is one of the largest shareholders of the Company and until May 6, 2011 was a member of the Company’s Board of Directors.

During the three months ended March 31, 2012, the Company funded $0.2 million of its remaining outstanding capital commitment to entities affiliated with Mr. Flowers. The Company had, as of March 31, 2012 and December 31, 2011, excluding its investments in Varadero International, Ltd. and Varadero Partners, L.P., (collectively, “Varadero”) hedge funds affiliated with the Company and Mr. Flowers with respect to which the Company has funded 100% of its capital commitments), investments in entities affiliated with Mr. Flowers with a total value of $103.3 million and $102.3 million, respectively, and outstanding commitments to entities managed by Mr. Flowers, as of those same dates, of $71.3 million and $71.5 million, respectively. The Company’s outstanding commitments may be drawn down over approximately the next four years.

As at March 31, 2012, related party investments associated with Mr. Flowers, including the Company’s investments with Varadero, accounted for 93.2% of the total unfunded capital commitments of the Company and 63.4% of the total amount of investments classified as other investments by the Company.

On January 1, 2012, Lloyd’s Syndicate 2008 (“S2008”) transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of a reinsurance to close transaction (“RITC”) following which the existing noncontrolling interest held by JCF FPK I L.P. and J.C. Flowers Fund II ceased, resulting in the Company now providing 100% of the investment in S2008. As at March 31, 2012, $28.1 million payable by the Company in respect of noncontrolling interest related to this RITC transaction has been included in the Company’s balance sheet as part of accounts payable and accrued liabilities.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	TAXATION

Earnings before income taxes includes the following components:

	Three Months Ended March 31,
	2012	2011
Domestic (Bermuda)	$(19,241)	$(3,614)
Foreign	32,657	7,734

Total	$13,416	$4,120

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended March 31,
	2012	2011
Current:
Domestic (Bermuda)	$—	$—
Foreign	2,858	(2,634)

	2,858	(2,634)

Deferred:
Domestic (Bermuda)	—	—
Foreign	884	3,251

	884	3,251

Total tax expense	$3,742	$617

Under current Bermuda law, the Company and its Bermuda subsidiaries are exempted from paying any taxes in Bermuda on their income or capital gains until March 2035.

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended March 31,
	2012	2011
Earnings before income tax	$13,416	$4,120

Expected tax rate	—%	—%
Foreign taxes at local expected rates	38.6%	50.9%
Benefit of loss carryovers	—%	(5.7)%
Change in uncertain tax positions	0.4%	1.2%
Change in valuation allowance	(12.4)%	4.3%
Impact of Australian tax consolidation	—%	(44.5)%
Other	1.3%	8.8%

Effective tax rate	27.9%	15.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	TAXATION — (cont’d)

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $5.7 million and $5.6 million relating to uncertain tax positions as of March 31, 2012 and December 31, 2011, respectively.

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

12.	COMMITMENTS AND CONTINGENCIES

During the three months ended March 31, 2012, the Company eliminated its guarantee of the obligation to one of its subsidiaries in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) relating to insurance contract requirements of that subsidiary.

During the three months ended March 31, 2012, the Company funded $0.8 million of its $5.0 million commitment to Dowling Capital Partners I, L.P.

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

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2011 and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended; and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

May 4, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we previously acquired.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
	2012	2011
	(in thousands of U.S. dollars)
INCOME
Consulting fees	$2,194	$4,036
Net investment income	22,783	18,542
Net realized and unrealized gains	23,042	3,368
Gain on bargain purchase	—	13,105

	48,019	39,051

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(3,298)	(2,612)
Reduction in provisions for bad debt	(2,255)	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,852)	(11,537)
Amortization of fair value adjustments	7,587	10,077

	(10,818)	(4,072)
Salaries and benefits	20,451	10,382
General and administrative expenses	14,858	17,750
Interest expense	2,111	1,966
Net foreign exchange losses	2,268	7,334

	28,870	33,360

Earnings before income taxes	19,149	5,691
Income taxes	(3,742)	(617)

NET EARNINGS	15,407	5,074
Less: Net earnings attributable to noncontrolling interest	(5,733)	(1,571)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$9,674	$3,503

Comparison of the Three Months Ended March 31, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $15.4 million and $5.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in earnings of approximately $10.3 million was attributable primarily to the following:

(i)	an increase in net realized and unrealized gains of $19.7 million due to mark-to-market changes in the market value of our equity securities, along with realized and unrealized gains on our fixed maturity investments classified as trading;

(ii)	an increase in net investment income of $4.2 million primarily as a result of the increased size of our overall cash and investment portfolio in 2012, principally due to the Clarendon acquisition we completed in July 2011;

(iii)	an increase in net reduction in ultimate loss and loss adjustment expense liabilities of $6.7 million;

(iv)	a decrease in net foreign exchange losses of $5.1 million; and

(v)	a decrease in general and administrative expenses of $2.9 million due primarily to an overall decrease in other professional fees; partially offset by

(vi)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna Life Limited, or Laguna (as compared to no gain on bargain purchase in 2012);

(vii)	an increase in salaries and benefits costs of $10.1 million due primarily to our increased overall headcount from 339 at March 31, 2011 to 406 at March 31, 2012 combined with a decrease, in 2011, in salary costs as a result of a release back to earnings of $4.0 million, which constituted the unallocated portion of the 2010 year end bonus accrual provision;

(viii)	an increase in income taxes of $3.1 million due in large part to an increase in net earnings within our taxable subsidiaries; and

(ix)	a decrease in consulting fee income of $1.8 million due to lower fees earned from third-party agreements during 2012.

We recorded noncontrolling interest in earnings of $5.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. Net earnings attributable to Enstar Group Limited increased from $3.5 million for the three months ended March 31, 2011 to $9.7 million for the three months ended March 31, 2012.

Consulting Fees:

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$2,194	$4,036	$(1,842)

Our consulting companies earned fees of approximately $2.2 million and $4.0 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in consulting fees of $1.8 million related primarily to the decrease in management fees earned from third-party agreements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one-time incentive-based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2012	2011	Variance	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$22,783	$18,542	$4,241	$23,042	$3,368	$19,674

Net investment income for the three months ended March 31, 2012 increased by $4.2 million to $22.8 million, as compared to $18.5 million for the three months ended March 31, 2011. The increase was primarily attributable to the increased size of our overall cash and investment portfolio as a result of the Clarendon acquisition, which we completed in July 2011.

Net realized and unrealized gains for the three months ended March 31, 2012 and 2011 were $23.0 million and $3.4 million, respectively. The increase was due to mark-to-market realized and unrealized gains earned on our equity securities and on our fixed maturity investments classified as trading.

The average annualized return on our cash and investments (including net realized and unrealized gains but excluding any writedowns or appreciation related to our other investments) for the three months ended March 31, 2012 was 3.67% as compared to the average annualized return of 1.87% for the three months ended

March 31, 2011. The average credit rating of our fixed maturity investments at March 31, 2012 was AA-. During 2011, the rating agency Standard & Poors downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon the acquisition of Clarendon (which had a lower proportion of investments with AAA credit ratings), resulted in us having a lower percentage of AAA-rated investments than we had as at March 31, 2011.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, or ASC, 820 we have categorized our investments that are recorded at fair value among levels as follows:

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$—	$389,491	$—	$389,491
Non-U.S. government	—	401,605	—	401,605
Corporate	—	1,945,025	540	1,945,565
Municipal	—	25,405	—	25,405
Residential mortgage-backed	—	103,363	—	103,363
Commercial mortgage-backed	—	102,561	—	102,561
Asset-backed	—	61,908	—	61,908
Equities	87,878	4,832	3,350	96,060
Other investments	—	60,579	177,354	237,933

Total investments	$87,878	$3,094,769	$181,244	$3,363,891

Gain on Bargain Purchase:

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$—	$13,105	$(13,105)

Gain on bargain purchase of $13.1 million was recorded for the three months ended March 31, 2011; we did not record a gain on bargain purchase for the three months ended March 31, 2012. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represented the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess was, in accordance with the provisions of the Business Combinations topic ASC 805, recognized as income for the three months ended March 31, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands of U.S. dollars)
Net losses paid	$(61,731)	$(88,131)
Net change in case and LAE reserves	60,136	83,430
Net change in IBNR reserves	4,893	7,313

Reduction in estimates of net ultimate losses	3,298	2,612
Reduction in provisions for bad debt	2,255	—
Reduction in provisions for unallocated loss adjustment expense liabilities	12,852	11,537
Amortization of fair value adjustments	(7,587)	(10,077)

Net reduction in ultimate loss and loss adjustment expense liabilities	$10,818	$4,072

Net change in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in incurred but not reported, or IBNR, reserves represents the change in our actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2012 of $10.8 million was attributable to a reduction in estimates of net ultimate losses of $3.3 million, a reduction in provisions for bad debt of $2.3 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $7.6 million.

The reduction in estimates of net ultimate losses of $3.3 million comprised net incurred loss development of $1.6 million and reductions in IBNR reserves of $4.9 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2011 of $4.1 million was attributable to a reduction in estimates of net ultimate losses of $2.6 million a reduction in provisions for unallocated loss adjustment expense liabilities of $11.5 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $10.1 million.

The reduction in estimates of net ultimate losses of $2.6 million comprised net incurred loss development of $4.7 million and reductions in IBNR reserves of $7.3 million.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2012	2011
	(in thousands of U.S. dollars)
Balance as at January 1	$4,282,916	$3,291,275
Less: total reinsurance reserves recoverable	1,383,003	525,440

	2,899,913	2,765,835
Effect of exchange rate movement	14,253	34,372
Net reduction in ultimate loss and loss adjustment expense liabilities	(10,818)	(4,072)
Net losses paid	(61,731)	(88,131)
Acquired on purchase of subsidiaries	—	10,439
Retroactive reinsurance contracts assumed	2,400	93,067

Net balance as at March 31	2,844,017	2,811,510
Plus: total reinsurance reserves recoverable	1,294,606	583,478

Balance as at March 31	$4,138,623	$3,394,988

Salaries and Benefits:

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$20,451	$10,382	$(10,069)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $20.5 million and $10.4 million for the three months ended March 31, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs due to an increase in average staff numbers from 339 for the three months ended March 31, 2011 to 406 for the three months ended March 31, 2012;

(ii)	the reduction in the discretionary bonus accrual of $4.0 million due to the release back to earnings in 2011 of the unallocated portion of the 2010 year end bonus accrual provision; and

(iii)	an increase in the bonus accrual for the three months ended March 31, 2012 as compared to 2011 of approximately $1.5 million. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$14,858	$17,750	$2,892

General and administrative expenses decreased by $2.9 million during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease in expenses for 2012 related primarily to:

(i)	a decrease in legal expenses of approximately $1.7 million due primarily to the non-recurrence of legal fees incurred in 2011 in relation to certain litigation that has since been settled with no material impact on our financial position; and

(ii)	a decrease in other professional fees of approximately $1.8 million related predominantly to transition fees incurred in 2011 in connection with previously completed acquisitions; partially offset by

(iii)	an increase in other general and administrative expenses of approximately $0.6 million.

Net Foreign Exchange Loss:

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$2,268	$7,334	$5,066

We recorded a net foreign exchange loss of $2.3 million for the three months ended March 31, 2012 as compared to $7.3 million for the three months ended March 31, 2011. The net foreign exchange loss for the three months ended March 31, 2012 arose primarily as a result of the translation of a U.S. dollar distribution in one of our subsidiaries whose functional currency is Australian dollars. The distribution was at a rate of approximately AU$1 = $1.08, which was in excess of the U.S. dollar foreign exchange rate at December 31, 2011 of approximately AU$1 = $1.025.

Income Tax Expense:

	Years Ended December 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$3,742	$617	$(3,125)

We recorded income tax expense of $3.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in taxes was due principally to higher overall earnings in our taxable subsidiaries.

Noncontrolling interest:

	Three Months Ended March 31,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$5,733	$1,571	$(4,162)

We recorded a noncontrolling interest in earnings of $5.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase for the three months ended March 31, 2012 in noncontrolling interest was due to the increase in earnings for those companies where there exists a noncontrolling interest.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Total cash (used in) provided by:	2012	2011
	(in thousands of U.S. dollars)
Operating activities	$(14,047)	$(290,354)
Investing activities	(25,034)	184,429
Financing activities	(11,250)	(56,700)
Effect of exchange rate changes on cash	(7,328)	(6,143)

Decrease in cash and cash equivalents	$(57,659)	$(168,768)

See “Item 1. Financial Statements — Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2012 and 2011” for further information.

Operating

Net cash used in our operating activities for the three months ended March 31, 2012 was $14.0 million compared to $290.4 million for the three months ended March 31, 2011. This $276.4 million decrease in cash used in operating activities was due primarily to the following:

(i)	an increase of $180.5 million in the sales and maturities of trading securities between 2012 and 2011;

(ii)	a decrease of $46.6 million in the purchases of trading securities; and

(iii)	an increase in the net changes in assets and liabilities of $39.3 million.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of investments. Net cash used in investing activities was $25.0 million during the three months ended March 31, 2012 compared to net cash provided by investing activities of $184.4 million during the three months ended March 31, 2011. The decrease of $209.4 million in investing cash flows between 2012 and 2011 was due principally to the following:

(i)	a decrease of $72.9 million in restricted cash and cash equivalents during 2012, compared to an increase of $85.4 million in 2011;

(ii)	an increase of $37.9 million in the funding of other investments between 2012 and 2011; and

(iii)	a decrease in cash flows from bond fund redemptions from $10.1 million in 2011 to nil in 2012.

Financing

Net cash used in financing activities was $11.3 million during the three months ended March 31, 2012 compared to $56.7 million during the three months ended March 31, 2011. The decrease of $45.4 million in cash used in financing activities was mainly attributable to the following:

(i)	a decrease of $16.2 million in distribution of capital to noncontrolling interest between 2012 and 2011; and

(ii)	a decrease of $40.5 million in loan repayments between 2012 and 2011; partially offset by

(iii)	an increase of $11.3 million in dividends paid to noncontrolling interest between 2012 and 2011.

Long-Term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions along with a loan outstanding in relation to the Repurchase Agreements related to our ordinary shares entered into with three of our executives and certain trusts and a corporation affiliated with the executives. We draw down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company. We incurred interest expense on our loan facilities and loan outstanding relating to the Repurchase Agreements of $2.1 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively.

Total amounts of loans payable outstanding, including accrued interest, as of March 31, 2012 and December 31, 2011 totaled $243.1 million and $242.7 million, respectively.

As of March 31, 2012, all of the covenants relating to the Company’s outstanding credit facilities were met. Refer to Note 11 of Item 8 included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Eurozone Exposure

At March 31, 2012, we did not own any investments in fixed maturity securities (which includes bonds that are classified as cash and cash equivalents) or bond funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity securities and bond funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating and maturity date are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB and below	Total
	(in thousands of U.S. dollars)
Germany	$23,698	$—	$—	$—	$23,698
Supranational (1)	42,255	829	—	—	43,084
Netherlands	10,373	2,577	—	—	12,950
Norway	2,316	—	—	—	2,316
France	2,283	9,537	—	—	11,820
Sweden	19,002	18,012	—	—	37,014
Austria	—	11,511	—	—	11,511
Russia	—	—	—	712	712

	99,927	42,466	—	712	143,105
Euro Region Government Funds	—	12,003	—	—	12,003

	$99,927	$54,469	$—	$712	$155,108

	Maturity Date (2)
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$1,002	$5,257	$9,924	$798	$6,717	$23,698
Supranational(1)	4,826	—	19,513	15,030	3,715	43,084
Netherlands	—	1,006	—	7,559	4,385	12,950
Norway	—	—	996	923	397	2,316
France	—	—	—	8,832	2,988	11,820
Sweden	—	—	9,519	—	27,495	37,014
Austria	—	—	10,094	—	1,417	11,511
Russia	—	—	—	—	712	712

	$5,828	$6,263	$50,046	$33,142	$47,826	$143,105

(1)	Supranationals are defined as international government or quasi-government organizations.

(2)	Our bond fund holdings have daily liquidity and are not included in the maturity date table.

At March 31, 2012, we owned investments in corporate securities (which includes securities classified as cash and cash equivalents) issued by entities whose ultimate parent companies were located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$—	$—	$51,805	$13,686	$—	$65,491
Belgium	—	466	2,948	—	—	3,414
Portugal	—	—	—	—	19,842	19,842
Denmark	—	—	2,437	—	—	2,437
Netherlands	808	19,948	5,995	—	—	26,751
Sweden	23,681	15,025	44,242	2,748	6,888	92,584
Norway	—	—	—	—	21,307	21,307
France	28,129	3,626	22,403	1,940	—	56,098
Spain	2,890	—	4,976	9,014	—	16,880
Italy	—	529	5,000	11,470	—	16,999

	$55,508	$39,594	$139,806	$38,858	$48,037	$321,803

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Total
	(in thousands of U.S. dollars)
Germany	$5,699	$—	$20,338	$13,686	$25,768	$65,491
Belgium	3,414	—	—	—	—	3,414
Portugal	—	—	—	—	19,842	19,842
Denmark	—	—	2,437	—	—	2,437
Netherlands	26,751	—	—	—	—	26,751
Sweden	78,006	—	9,635	—	4,943	92,584
Norway	21,307	—	—	—	—	21,307
France	42,584	3,626	3,653	642	5,593	56,098
Spain	7,866	1,405	—	2,421	5,188	16,880
Italy	529	—	—	6,371	10,099	16,999

	$186,156	$5,031	$36,063	$23,120	$71,433	$321,803

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$34,146	$10,731	$2,606	$13,421	$4,587	$65,491
Belgium	—	—	—	—	3,414	3,414
Portugal	—	—	19,842	—	—	19,842
Denmark	2,437	—	—	—	—	2,437
Netherlands	6,797	10,091	—	—	9,863	26,751
Sweden	13,495	14,605	14,355	6,164	43,965	92,584
Norway	—	—	—	16,018	5,289	21,307
France	21,674	10,914	7,888	7,646	7,976	56,098
Spain	—	1,073	6,535	9,272	—	16,880
Italy	5,000	—	5,100	6,899	—	16,999

	$83,549	$47,414	$56,326	$59,420	$75,094	$321,803

Investments we hold in the United Kingdom and Switzerland are not included in the tables above. None of the securities were considered impaired at March 31, 2012.

Commitments and Contingencies

During the three months ended March 31, 2012, we eliminated our guarantee of the obligation to one of our subsidiaries in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) relating to insurance contract requirements of that subsidiary.

During the three months ended March 31, 2012, we funded $0.8 million of our $5.0 million commitment to Dowling Capital Partners I, L.P.

There have been no other material changes in our commitments or contingencies since December 31, 2011. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Critical Accounting Estimates

Our critical accounting estimates are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2012, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report.

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

The factors listed above should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2011. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2012.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandumof Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).
3.2	ThirdAmended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).
3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).
10.1*	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and between Enstar Group Limited and Dominic F. Silvester, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 19, 2012.
10.2*	Employment Agreement, effective May 1, 2007, by and between the Company and Paul J. O’Shea, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 25, 2012.
10.3*	Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Nicholas A. Packer, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 25, 2012.
10.4*	Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Richard J. Harris, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 19, 2012.
15.1*	Deloitte & Touche Ltd. Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith

**	Furnished herewith