Form 10-Q
period 2012-06-30
Enstar Group LTD
filed 2012-08-02
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, the registrant had outstanding 13,857,378 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$405,090	$410,269
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012 — $411,168; 2011 — $590,588)	421,809	607,316
Fixed maturities, trading, at fair value	2,216,611	2,035,369
Equities, trading, at fair value	97,779	89,981
Other investments, at fair value	324,635	192,264

Total investments	3,465,924	3,335,199
Cash and cash equivalents	672,883	850,474
Restricted cash and cash equivalents	283,416	373,191
Accrued interest receivable	26,116	26,924
Accounts receivable	31,814	50,258
Income taxes recoverable	12,254	10,559
Reinsurance balances recoverable	1,407,013	1,789,582
Funds held by reinsured companies	90,612	107,748
Goodwill	21,222	21,222
Other assets	19,687	40,981

TOTAL ASSETS	$6,030,941	$6,606,138

LIABILITIES
Losses and loss adjustment expenses	$3,810,331	$4,282,916
Reinsurance balances payable	162,838	208,540
Accounts payable and accrued liabilities	121,913	75,983
Income taxes payable	9,645	16,985
Loans payable	126,312	242,710
Other liabilities	112,826	95,593

TOTAL LIABILITIES	4,343,865	4,922,727

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2012: 156,000,000; 2011: 156,000,000)
Ordinary shares (issued and outstanding 2012: 13,711,656; 2011: 13,665,051)	13,712	13,665
Non-voting convertible ordinary shares:
Series A (issued 2012: 2,972,892; 2011: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2012: 2,725,637; 2011: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2012: 2,972,892; 2011: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	958,351	956,329
Accumulated other comprehensive income	26,380	27,096
Retained earnings	855,230	804,836

Total Enstar Group Limited Shareholders’ Equity	1,437,813	1,386,066
Noncontrolling interest	249,263	297,345

TOTAL SHAREHOLDERS’ EQUITY	1,687,076	1,683,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,030,941	$6,606,138

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Month Periods Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Consulting fees	$1,775	$2,045	$3,969	$6,081
Net investment income	23,393	22,928	46,176	41,470
Net realized and unrealized (losses) gains	(808)	5,264	22,234	8,632
Gain on bargain purchase	—	—	—	13,105

	24,360	30,237	72,379	69,288

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(58,417)	(27,829)	(61,715)	(30,441)
Reduction in provisions for bad debt	(527)	(1,672)	(2,782)	(1,672)
Reduction in provisions for unallocated loss adjustment expense liabilities	(11,661)	(11,783)	(24,513)	(23,320)
Amortization of fair value adjustments	2,240	6,969	9,827	17,046

	(68,365)	(34,315)	(79,183)	(38,387)
Salaries and benefits	24,379	16,723	44,830	27,105
General and administrative expenses	14,156	28,211	29,014	45,961
Interest expense	2,062	1,697	4,173	3,663
Net foreign exchange (gains) losses	(627)	1,932	1,642	9,266

	(28,395)	14,248	476	47,608

EARNINGS BEFORE INCOME TAXES	52,755	15,989	71,903	21,680
INCOME TAXES	(11,905)	(975)	(15,647)	(1,592)

NET EARNINGS	40,850	15,014	56,256	20,088
Less: Net earnings attributable to noncontrolling interest	(129)	(5,639)	(5,862)	(7,210)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$40,721	$9,375	$50,394	$12,878

EARNINGS PER SHARE — BASIC:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.48	$0.67	$3.07	$0.96

EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.44	$0.66	$3.02	$0.94

Weighted average ordinary shares outstanding — basic	16,436,401	13,999,179	16,432,001	13,475,418
Weighted average ordinary shares outstanding — diluted	16,674,792	14,285,685	16,673,250	13,755,623

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Month Periods Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$40,850	$15,014	$56,256	$20,088

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on investments arising during the period	(2,182)	5,839	22,833	14,575
Reclassification adjustment for net realized and unrealized losses (gains) included in net earnings	808	(5,264)	(22,234)	(8,632)
Decrease in defined benefit pension liability	—	—	—	272
Currency translation adjustment	(3,892)	10,049	(908)	12,255

Total other comprehensive (loss) income	(5,266)	10,624	(309)	18,470

Comprehensive income	35,584	25,638	55,947	38,558
Less comprehensive loss (income) attributable to noncontrolling interest	643	(7,846)	(6,269)	(10,361)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$36,227	$17,792	$49,678	$28,197

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

For the Six Month Periods Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(expressed in thousands
	of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$13,665	$12,940
Issue of shares	3	538
Share awards granted/vested	44	42

Balance, end of period	$13,712	$13,520

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,726	$—
Preferred shares converted	—	750

Balance, end of period	$2,726	$750

Share Capital — Preference Shares
Balance, beginning of period	$—	$—
Issue of shares	—	750
Shares converted	—	(750)

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$956,329	$667,907
Share awards granted/vested	381	168
Issue of shares and warrants, net	280	105,310
Amortization of share awards	1,361	1,252

Balance, end of period	$958,351	$774,637

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$27,096	$35,017
Foreign currency translation adjustments	(1,487)	9,152
Net movement in unrealized holding gains on investments	771	5,895
Decrease in defined benefit pension liability	—	272

Balance, end of period	$26,380	$50,336

Retained Earnings
Balance, beginning of period	$804,836	$651,143
Net earnings attributable to Enstar Group Limited	50,394	12,878

Balance, end of period	$855,230	$664,021

Noncontrolling Interest
Balance, beginning of period	$297,345	$267,400
Return of capital	(35,366)	(16,200)
Dividends paid	(18,985)	—
Net earnings attributable to noncontrolling interest	5,862	7,210
Foreign currency translation adjustments	579	3,103
Net movement in unrealized holding (losses) gains on investments	(172)	48

Balance, end of period	$249,263	$261,561

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$56,256	$20,088
Adjustments to reconcile net earnings to cash flows used in operating activities:
Gain on bargain purchase	—	(13,105)
Net realized and unrealized investment gains	(22,234)	(8,632)
Net gain from other investments	(4,839)	(6,863)
Other items	1,754	2,494
Depreciation and amortization	631	771
Amortization of premiums and discounts	16,426	9,007
Net movement of trading securities held on behalf of policyholders	11,317	448
Sales and maturities of trading securities	1,125,863	630,961
Purchases of trading securities	(1,319,669)	(980,455)
Changes in assets and liabilities:
Reinsurance balances recoverable	382,569	(40,238)
Other assets	56,350	60,005
Losses and loss adjustment expenses	(472,676)	(41,924)
Reinsurance balances payable	(45,702)	(7,412)
Accounts payable and accrued liabilities	17,670	(52,667)
Other liabilities	9,729	(44,937)

Net cash flows used in operating activities	(186,555)	(472,741)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(7,949)
Sales and maturities of available-for-sale securities	183,609	261,977
Movement in restricted cash and cash equivalents	89,775	143,408
Funding of other investments	(126,130)	(23,581)
Redemption of bond funds	103	12,535
Other investing activities	(454)	(297)

Net cash flows provided by investing activities	146,903	386,093

FINANCING ACTIVITIES:
Net proceeds from issuance of shares	—	105,703
Distribution of capital to noncontrolling interest	(7,236)	(16,200)
Dividends paid to noncontrolling interest	(18,985)	—
Receipt of loans	—	167,650
Repayment of loans	(115,875)	(207,016)

Net cash flows (used in) provided by financing activities	(142,096)	50,137

TRANSLATION ADJUSTMENT	4,157	(2,919)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177,591)	(39,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	850,474	799,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$672,883	$759,724

Supplemental Cash Flow Information
Net income taxes paid	$15,367	$55,927
Interest paid	$4,689	$3,848

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and December 31, 2011

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

2.	SIGNIFICANT NEW BUSINESS

Zurich Danish Portfolio

On June 30, 2012, the Company, through the Danish branch of its wholly-owned subsidiary, Marlon Insurance Company Limited (“Marlon”), acquired, by way of loss portfolio transfer under Danish law, a portfolio of reinsurance and professional disability business from the Danish branch of Zurich Insurance Company (“Zurich”). Marlon received total assets and assumed total net insurance and reinsurance liabilities of approximately $58.7 million. The total assets and assumed total net insurance and reinsurance liabilities may be adjusted in the third quarter of 2012 based on final balances reported by Zurich.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	SIGNIFICANT NEW BUSINESS — (cont’d)

Reciprocal of America

On July 6, 2012 the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $174.0 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2012.

3.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at June 30, 2012
U.S. government and agency	$5,662	$508	$—	$6,170
Non-U.S. government	133,354	4,918	(727)	137,545
Corporate	234,699	4,434	(445)	238,688
Residential mortgage-backed	12,071	266	(88)	12,249
Commercial mortgage-backed	10,519	1,894	—	12,413
Asset-backed	14,863	26	(145)	14,744

	$411,168	$12,046	$(1,405)	$421,809

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2011
U.S. government and agency	$17,816	$546	$(433)	$17,929
Non-U.S. government	160,128	9,227	(828)	168,527
Corporate	366,954	7,937	(2,578)	372,313
Residential mortgage-backed	13,544	276	(108)	13,712
Commercial mortgage-backed	12,680	3,044	(7)	15,717
Asset-backed	19,466	65	(413)	19,118

	$590,588	$21,095	$(4,367)	$607,316

Included within residential and commercial mortgage-backed securities are securities issued by U.S. agencies with a fair value of $4,080 and $nil, respectively (2011 — $4,624 and $nil, respectively).

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

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$—	$—	$—	$—
Non-U.S. government	—	—	15,215	(727)	15,215	(727)
Corporate	13,859	(205)	28,203	(240)	42,062	(445)
Residential mortgage-backed	1,146	(85)	38	(3)	1,184	(88)
Commercial mortgage-backed	—	—	49	—	49	—
Asset-backed	8,887	(142)	892	(3)	9,779	(145)

	$23,892	$(432)	$44,397	$(973)	$68,289	$(1,405)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$8,318	$(433)	$8,318	$(433)
Non-U.S. government	14,982	(466)	16,305	(362)	31,287	(828)
Corporate	47,197	(1,367)	54,106	(1,211)	101,303	(2,578)
Residential mortgage-backed	1,299	(105)	36	(3)	1,335	(108)
Commercial mortgage-backed	—	—	215	(7)	215	(7)
Asset-backed	7,577	(187)	6,491	(226)	14,068	(413)

	$71,055	$(2,125)	$85,471	$(2,242)	$156,526	$(4,367)

As at June 30, 2012 and December 31, 2011, the number of securities classified as available-for-sale in an unrealized loss position was 57 and 107, respectively, with a fair value of $68.3 million and $156.5 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 20 and 59, respectively. As of June 30, 2012, none of these securities were considered to be other than temporarily impaired.

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

As at June 30, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$264,812	$267,322	63.4%
Due after one year through five years	104,539	110,427	26.2%
Due after five years through ten years	1,325	1,589	0.4%
Due after ten years	3,039	3,065	0.7%

	373,715	382,403	90.7%
Residential mortgage-backed	12,071	12,249	2.9%
Commercial mortgage-backed	10,519	12,413	2.9%
Asset-backed	14,863	14,744	3.5%

	$411,168	$421,809	100.0%

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$230,550	$230,377	37.9%
Due after one year through five years	308,062	322,131	53.0%
Due after five years through ten years	3,296	3,367	0.6%
Due after ten years	2,990	2,894	0.5%

	544,898	558,769	92.0%
Residential mortgage-backed	13,544	13,712	2.3%
Commercial mortgage-backed	12,680	15,717	2.6%
Asset-backed	19,466	19,118	3.1%

	$590,588	$607,316	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

As at June 30, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$124,570	$128,914	30.6%
AA	123,134	125,282	29.7%
A	141,446	145,376	34.5%
BBB or lower	21,720	21,614	5.1%
Not Rated	298	623	0.1%

	$411,168	$421,809	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$204,967	$214,873	35.4%
AA	131,092	132,971	21.9%
A	210,040	215,225	35.4%
BBB or lower	44,100	43,526	7.2%
Not Rated	389	721	0.1%

	$590,588	$607,316	100.0%

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	June 30, 2012	December 31, 2011
U.S. government and agency	$303,626	$400,908
Non-U.S. government	244,909	212,251
Corporate	1,817,874	1,595,930
Municipal	21,308	25,416
Residential mortgage-backed	86,279	97,073
Commercial mortgage-backed	110,994	70,977
Asset-backed	36,711	43,083
Equities	97,779	89,981

	$2,719,480	$2,535,619

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at June 30, 2012	Fair Value	% of Total Fair Value
AAA	$400,222	15.3%
AA	905,921	34.5%
A	948,003	36.2%
BBB or lower	351,471	13.4%
Not Rated	16,084	0.6%

	$2,621,701	100.0%

As at December 31, 2011	Fair Value	% of Total Fair Value
AAA	$881,951	36.0%
AA	400,394	16.4%
A	796,608	32.6%
BBB or lower	341,307	14.0%
Not Rated	25,378	1.0%

	$2,445,638	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	June 30, 2012	December 31, 2011
Private equity funds	$112,142	$107,388
Bond funds	106,484	54,537
Fixed income hedge funds	48,950	24,395
Equity fund	36,411	—
Real estate debt fund	15,474	—
Other	5,174	5,944

	$324,635	$192,264

Private equity funds

This class is comprised of several private equity funds that invest primarily in the financial services industry. All of the Company’s investments in private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments. These restrictions have been in place since the dates the initial investments were made by the Company.

As of June 30, 2012 and December 31, 2011, the Company had $112.1 million and $107.4 million, respectively, of other investments recorded in private equity funds, which represented 2.5% and 2.4% of total investments, cash and cash equivalents, and restricted cash and cash equivalents, at June 30, 2012 and December 31, 2011. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag.

Bond funds

This class is comprised of a number of positions in diversified bond mutual funds managed by third-party managers.

Fixed income hedge funds

This class is comprised of hedge funds that invest in a diversified portfolio of debt securities. The advisor of the funds intends to seek attractive risk-adjusted total returns for the funds’ investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset-backed securities and loans. The funds focus on investments that the advisor believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The hedge funds are not currently eligible for redemption due to imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. The first investment in the fund will be eligible for redemption in March 2014.

Equity fund

This class is comprised of an equity fund that invests in a diversified portfolio of international publicly traded equity securities. The manager of the fund seeks to maximize the intrinsic value of the portfolio by focusing on price and quality.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

Real estate debt fund

This class is comprised of a real estate debt fund that invests primarily in U.S. commercial real estate. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

Other

Other is comprised primarily of the College and University Facility Loan Trust (“Loan Trust”). The Loan Trust provides loans to educational institutions throughout the U.S. and its territories. The Company holds Class B certificates of the Loan Trust and accordingly receives semi-annual distributions. The Company’s investment in the Loan Trust has no redemption rights.

Level 3 Other Investments

The following table presents the fair value, unfunded commitments, and redemption frequency for all other investments classified as Level 3 within the fair value hierarchy and are valued at net asset value as at June 30, 2012:

	Total Fair Value	Unfunded Commitments	Redemption Frequency
Private equity funds	$112,142	$65,029	Not eligible
Fixed income hedge funds	48,950	—	Quarterly after lock-up periods expire
Real estate debt fund	15,474	—	10 days’ notice after monthly valuation
Other	5,174	696	Not eligible

	$181,740	$65,725

Information regarding other investments the Company has with related parties is described in “Note 11 — Related Party Transactions.”

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairments that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at June 30, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2012, the Company did not recognize any other-than-temporary impairments due to required sales. The Company determined that, as at June 30, 2012, no credit losses existed.

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

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for the Company’s fixed maturity investments. The Company records the unadjusted price provided by the investment custodian or the investment accounting service provider and validates this price through a process that includes, but is not limited to: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s knowledge of the current investment market. The Company’s internal price verification procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

The independent pricing services used by the investment custodian, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. For determining the fair value of securities that are not actively traded, in general, pricing services use “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker/dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2012, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2012, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

Equity Securities

The Company’s equity securities are traded on the major exchanges and are managed by two external advisors. The Company uses Interactive Data Corporation, an internationally recognized pricing service, to estimate the fair value measurements for all of its equity securities. The Company’s equity securities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. Because their fair value estimates are based on observable market data, the Company has categorized its investments in preferred stock as Level 2, with the exception of one preferred stock investment that was categorized as Level 3.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

Other Investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value and not use the permitted practical expedient on an investment by investment basis. These adjustments may involve significant management judgment.

For its investments in private equity funds, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The funds calculate net asset value on a fair value basis. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. For all publicly traded companies within the funds, the Company adjusts the net asset value based on the latest share price. The Company has classified private equity funds as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

The bond funds in which the Company invests have been classified as Level 2 investments because their fair value is estimated using the net asset value reported by Bloomberg and because the bond funds provide daily liquidity.

For its investments in fixed income hedge funds, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investments in the funds are classified as Level 3 in the fair value hierarchy.

For its investment in the equity fund, the Company measures fair value by obtaining the most recently published net asset value. The investment in the fund is classified as Level 2 because the fair value is provided daily by the administrator and the underlying investments of the fund are publicly traded equities.

For its investment in the real estate debt fund, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investment in the fund is classified as Level 3 in the fair value hierarchy.

For its investment in the Loan Trust, the Company measures fair value by obtaining the most recently published financial statements of the Loan Trust. The financial statements of the Loan Trust are audited annually in accordance with U.S. GAAP. In addition to the annual audited financial statements issued by the Loan Trust, it also provides unaudited statements on a semi-annual basis. The investment in the Loan Trust is classified as Level 3 in the fair value hierarchy.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications between Level 1, 2 and 3 of the fair value hierarchy are reported as transfers in and/or out as of the beginning of the quarter in which the reclassifications occur.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$309,796	$—	$309,796
Non-U.S. government	—	382,454	—	382,454
Corporate	—	2,056,000	562	2,056,562
Municipal	—	21,308	—	21,308
Residential mortgage-backed	—	98,528	—	98,528
Commercial mortgage-backed	—	123,407	—	123,407
Asset-backed	—	51,455	—	51,455
Equities	89,765	4,704	3,310	97,779
Other investments	—	142,895	181,740	324,635

Total investments	$89,765	$3,190,547	$185,612	$3,465,924

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities	82,381	4,625	2,975	89,981
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

During 2012 and 2011, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of April 1, 2012	$540	$177,354	$3,350	$181,244
Purchases	—	11,999	—	11,999
Sales	—	(12,021)	—	(12,021)
Total realized and unrealized gains through earnings	22	4,408	(40)	4,390
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2012	$562	$181,740	$3,310	$185,612

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The amount of net gains/(losses) for the three months ended June 30, 2012 included in earnings attributable to the fair value of changes in assets still held at June 30, 2012 was $5.3 million. Of this amount, $2.1 million was included in net realized and unrealized gains and $3.2 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2011:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of April 1, 2011	$1,513	$139,962	$3,975	$145,450
Purchases	—	6,407	—	6,407
Sales	(1,043)	(1,617)	—	(2,660)
Total realized and unrealized gains through earnings	82	4,088	456	4,626
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2011	$552	$148,840	$4,431	$153,823

The amount of net gains/(losses) for the three months ended June 30, 2011 included in earnings attributable to the fair value of changes in assets still held at June 30, 2011 was $3.9 million. Of this amount, $0.5 million was included in net realized and unrealized gains and $3.4 million was included in net investment income.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2012	$519	$137,727	$2,975	$141,221
Purchases	—	50,162	—	50,162
Sales	—	(13,164)	—	(13,164)
Total realized and unrealized gains through earnings	43	7,015	335	7,393
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2012	$562	$181,740	$3,310	$185,612

The amount of net gains/(losses) for the six months ended June 30, 2012 included in earnings attributable to the fair value of changes in assets still held at June 30, 2012 was $7.8 million. Of this amount, $2.5 million was included in net realized and unrealized gains and $5.3 million was included in net investment income.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2011:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	10,564	—	10,564
Sales	(1,043)	(1,666)	—	(2,709)
Total realized and unrealized gains through earnings	151	7,507	856	8,514
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2011	$552	$148,840	$4,431	$153,823

The amount of net gains/(losses) for the six months ended June 30, 2011 included in earnings attributable to the fair value of changes in assets still held at June 30, 2011 was $6.4 million. Of this amount, $1.0 million was included in net realized and unrealized gains and $5.4 million was included in net investment income.

Components of net realized and unrealized gains/(losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross realized gains on available-for-sale securities	$1,044	$346	$1,474	$568
Gross realized losses on available-for-sale securities	—	(24)	(423)	(310)
Net realized gains on trading securities	4,765	1,783	8,860	3,146
Net unrealized (losses) gains on trading securities	(6,617)	3,159	12,323	5,228

Net realized and unrealized gains	$(808)	$5,264	$22,234	$8,632

Proceeds from sales and maturities of available-for-sale securities	$93,333	$160,868	$183,609	$261,977

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest from fixed maturities	$21,499	$17,298	$41,992	$31,706
Amortization of premiums and discounts	(7,720)	(5,335)	(16,426)	(9,007)
Dividends from equities	690	440	1,311	704
Other investments	2,499	3,870	4,839	6,863
Interest from cash and cash equivalents and short-term investments	2,788	3,493	7,159	5,749
Interest on other receivables	4,005	2,369	5,215	4,100
Other income	566	733	3,358	1,345
Interest on deposits held with clients	314	438	611	696
Investment expenses	(1,248)	(378)	(1,883)	(686)

	$23,393	$22,928	$46,176	$41,470

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVESTMENTS — (cont’d)

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Assets used for collateral in trust for third-party agreements	$513,007	$571,041
Deposits with regulatory authorities	195,204	200,136
Others	54,133	59,763

	$762,344	$830,940

4.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $283.4 million and $373.2 million as of June 30, 2012 and December 31, 2011, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

5.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward exchange contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. These derivatives were not designated as hedging investments.

The following table sets out the foreign exchange forward contracts outstanding as at June 30, 2012 and the estimated fair value of derivative instruments recorded on the balance sheet:

Foreign exchange forward contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at June 30, 2012
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	$26,165	$538
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	221
British pound	March 6, 2012	March 6, 2013	UKP 17.0 million	26,611	(55)

				$88,875	$704

The Company recognized in net earnings for the three and six months ended June 30, 2012, a foreign exchange gain of $0.7 million and $0.6 million, respectively, on the foreign currency forward exchange contracts.

In October 2010, the Company entered into a foreign currency forward exchange contract pursuant to which it sold AU$45.0 million for $42.5 million with a contract settlement date of June 30, 2011. The Company recognized in net earnings for the three and six months ended June 30, 2011 a foreign exchange loss of $1.5 million and $1.9 million, respectively, on the foreign currency forward exchange contract.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	REINSURANCE BALANCES RECOVERABLE

	June 30, 2012	December 31, 2011
Recoverable from reinsurers on:
Outstanding losses	$615,697	$837,693
Losses incurred but not reported	553,221	678,437
Fair value adjustments	(104,064)	(133,127)

Total reinsurance reserves recoverable	1,064,854	1,383,003
Paid losses recoverable	342,159	406,579

	$1,407,013	$1,789,582

The Company’s acquired reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. The Company’s reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk among its reinsurers. Provisions are made for amounts considered potentially uncollectible.

As of June 30, 2012 and December 31, 2011 total reinsurance balances recoverable were $1.41 billion and $1.79 billion, respectively. The decrease of $382.6 million in total reinsurance balances recoverable was primarily as a result of commutations and cash collections made during the six months ended June 30, 2012. At June 30, 2012 and December 31, 2011, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances recoverable was $347.5 million and $341.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a detailed process rather than an estimate, although an element of judgment is applied. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of June 30, 2012, increased to 19.8% as compared to 16.0% as of December 31, 2011, primarily as a result of commutations and the collection of reinsurance balances recoverable against which there were minimal provisions for uncollectible reinsurance recoverable.

The fair value adjustment, determined on acquisition of reinsurance subsidiaries, was initially based on the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the reinsurance recoverables acquired plus a spread to reflect credit risk, and is amortized over the estimated recovery period using the constant yield method, as adjusted for accelerations in timing of payments as a result of commutation settlements.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	REINSURANCE BALANCES RECOVERABLE — (cont’d)

At June 30, 2012, the Company’s top ten reinsurers accounted for 70.4% (December 31, 2011: 70.0%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $391.3 million of IBNR reserves recoverable (December 31, 2011: $451.3 million). With the exception of one BBB+ rated reinsurer from which $52.3 million was recoverable, the other top ten reinsurers, as at June 30, 2012, were all rated A+ or better. As at December 31, 2011, with the exception of one BBB+ rated reinsurer from which $55.2 million was recoverable, the other top ten reinsurers were all rated A+ or better. Reinsurance recoverables by reinsurer were as follows:

	June 30, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top ten reinsurers	$990,767	70.4%	$1,252,929	70.0%
Other reinsurers’ balances > $1 million	411,695	29.3%	532,303	29.7%
Other reinsurers’ balances < $1 million	4,551	0.3%	4,350	0.3%

Total	$1,407,013	100.0%	$1,789,582	100.0%

As at June 30, 2012 and December 31, 2011, reinsurance balances recoverable with a carrying value of $214.4 million and $235.8 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. Of the $214.4 million recoverable from the reinsurer as at June 30, 2012, $151.7 million is secured by a trust fund held for the benefit of the Company’s reinsurance subsidiaries. As at June 30, 2012, the reinsurer had a credit rating of A+, as provided by a major rating agency. In the event that all or any of the reinsuring companies that have not secured their obligations are unable to meet their obligations under existing reinsurance agreements, the Company’s reinsurance subsidiaries will be liable for such defaulted amounts.

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	June 30, 2012	December 31, 2011
Outstanding	$2,187,478	$2,549,648
Incurred but not reported	1,956,471	2,110,299
Fair value adjustment	(333,618)	(377,031)

	$3,810,331	$4,282,916

Refer to Note 10 of Item 8 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on establishing reserves.

Loss and loss adjustment expenses decreased by $472.6 million in the six months ended June 30, 2012 primarily as a result of claim settlements and commutations partially offset by loss reserves acquired of $61.1 million. The largest reduction in loss and loss adjustment expense liabilities was a decrease of approximately $340.9 million in workers compensation loss reserves.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2012	2011
Balance as at April 1	$4,138,623	$3,394,988
Less: total reinsurance reserves recoverable	1,294,606	583,478

	2,844,017	2,811,510
Effect of exchange rate movement	(17,134)	(1,020)
Net reduction in ultimate loss and loss adjustment expense liabilities	(68,365)	(34,315)
Net losses paid	(71,762)	(65,208)
Reserves acquired from loss portfolio transfers	58,721	—

Net balance as at June 30	2,745,477	2,710,967
Plus: total reinsurance reserves recoverable	1,064,854	556,374

Balance as at June 30	$3,810,331	$3,267,341

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2012 and 2011 was due to the following:

	Three Months Ended June 30,
	2012	2011
Net losses paid	$(71,762)	$(65,208)
Net change in case and LAE reserves	107,820	65,074
Net change in IBNR	22,359	27,963

Reduction in estimates of net ultimate losses	58,417	27,829
Reduction in provisions for bad debt	527	1,672
Reduction in provisions for unallocated loss adjustment expense liabilities	11,661	11,783
Amortization of fair value adjustments	(2,240)	(6,969)

Net reduction in ultimate loss and loss adjustment expense liabilities	$68,365	$34,315

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2012 of $68.4 million was attributable to a reduction in estimates of net ultimate losses of $58.4 million, a reduction in provisions for bad debt of $0.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.7 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.2 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The reduction in estimates of net ultimate losses of $58.4 million for the three months ended June 30, 2012, comprised of net favorable incurred loss development of $36.0 million and reductions in IBNR reserves of $22.4 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of the Company’s largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among the Company’s largest ten reinsurance recoverables balances as at January 1, 2012.

The reduction in provisions for bad debt of $0.5 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2011 of $34.3 million was attributable to a reduction in estimates of net ultimate losses of $27.8 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.8 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $7.0 million.

The reduction in estimates of net ultimate losses of $27.8 million for the three months ended June 30, 2011, comprised of net incurred loss development of $0.1 million and reductions in IBNR reserves of $28.0 million, primarily related to the completion of two commutations that were among the Company’s largest ten policyholder exposures.

The reduction in provisions for bad debt of $1.7 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2012	2011
Balance as at January 1	$4,282,916	$3,291,275
Less: total reinsurance reserves recoverable	1,383,003	525,440

	2,899,913	2,765,835
Effect of exchange rate movement	(2,881)	33,352
Net reduction in ultimate loss and loss adjustment expense liabilities	(79,183)	(38,387)
Net losses paid	(133,493)	(153,339)
Acquired on purchase of subsidiaries	—	10,439
Reserves acquired from loss portfolio transfers	58,721	—
Retroactive reinsurance contracts assumed	2,400	93,067

Net balance as at June 30	2,745,477	2,710,967
Plus: total reinsurance reserves recoverable	1,064,854	556,374

Balance as at June 30	$3,810,331	$3,267,341

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2012 and 2011 was due to the following:

	Six Months Ended June 30,
	2012	2011
Net losses paid	$(133,493)	$(153,339)
Net change in case and LAE reserves	167,956	148,504
Net change in IBNR	27,252	35,276

Reduction in estimates of net ultimate losses	61,715	30,441
Reduction in provisions for bad debt	2,782	1,672
Reduction in provisions for unallocated loss adjustment expense liabilities	24,513	23,320
Amortization of fair value adjustments	(9,827)	(17,046)

Net reduction in ultimate loss and loss adjustment expense liabilities	$79,183	$38,387

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2012 of $79.2 million was attributable to a reduction in estimates of net ultimate losses of $61.7 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $24.5 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $9.8 million.

The reduction in estimates of net ultimate losses of $61.7 million for the six months ended June 30, 2012, comprised of net favorable incurred loss development of $34.4 million and reductions in IBNR reserves of $27.3 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of the Company’s largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among the Company’s largest ten reinsurance recoverables balances as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2011 of $38.4 million was attributable to a reduction in estimates of net ultimate losses of $30.4 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $23.3 million, relating to 2011 run-off activity, partially offset the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $17.0 million.

The reduction in estimates of net ultimate losses of $30.4 million for the six months ended June 30, 2011, comprised of net incurred loss development of $4.8 million and reductions in IBNR reserves of $35.3 million, primarily related to the completion of two commutations that were among the Company’s largest ten policyholder exposures.

The reduction in provisions for bad debt of $1.7 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

8.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions along with loans outstanding in relation to the share repurchase agreements (the “Repurchase Agreements”) entered into with three of its executives and certain trusts and a corporation affiliated with the executives. The Company’s two outstanding credit facilities (its Revolving

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOANS PAYABLE — (cont’d)

Credit Facility and its term facility related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”)), as well as the Repurchase Agreements, are described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On June 29, 2012, the Company fully repaid the outstanding principal and accrued interest of $118.0 million on its Revolving Credit Facility with National Australia Bank Limited and Barclays Corporate (the “EGL Revolving Credit Facility”). As of June 30, 2012, the unused portion of the EGL Revolving Credit Facility was $250.0 million.

As of June 30, 2012, all of the covenants relating to the two credit facilities were met.

Total amounts of loans payable outstanding, including accrued interest, as of June 30, 2012 and December 31, 2011 totaled $126.3 million and $242.7 million, respectively, and were comprised as follows:

Facility	Date of Facility	June 30, 2012	December 31, 2011
EGL Revolving Credit Facility	June 30, 2011	$—	$115,881
Clarendon Facility	July 12, 2011	107,281	108,123

Total long-term bank debt		107,281	224,004
Repurchase Agreements	October 1, 2010	19,031	18,706

Total loans payable		$126,312	$242,710

9.	EMPLOYEE BENEFITS

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

(a)    Employee share plans

Employee share awards for the six months ended June 30, 2012 are summarized as follows:

	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	203,930	$20,026
Granted	2,931	243
Vested	(46,217)	(4,508)

Nonvested — June 30	160,644	$15,894

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

(i)	2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the six months ended June 30, 2012 and 2011, 191 and 16,328 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the six months ended June 30, 2012 was less than $0.1 million and was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (“2011 Program”) accrual established for the year ended December 31, 2011. The total value of the awards for the six months ended June 30, 2011 was $1.5 million and was charged against the 2006-2010 Annual Incentive Compensation Program (“2006 Program”) accrual established for the year ended December 31, 2010. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the 2011 Program.

In addition, for the six months ended June 30, 2011, 50,000 restricted shares were awarded under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s non-vested share awards as at June 30, 2012 and 2011 was $9.7 million and $11.8 million, respectively. This cost is expected to be recognized evenly over the next 3.5 years. Compensation costs of $0.7 million and $1.4 million relating to these share awards were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2012, respectively, as compared to $0.7 million and $1.2 million, respectively, for the three and six months ended June 30, 2011.

The expense relating to the 2011 Program for the three and six months ended June 30, 2012 was $7.2 million and $8.9 million, respectively as compared to $1.7 million and $1.8 million, respectively, for three and six months ended June 30, 2011 relating to the 2006 Program.

(ii)	Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million, respectively, relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan have been recognized in the Company’s statement of earnings for the three and six months ended June 30, 2012 and June 30, 2011, respectively. For the six months ended June 30, 2012 and 2011, 2,740 and 2,675 shares, respectively, were issued to employees.

(b)    Options

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value of Shares
Outstanding — January 1, 2012	98,075	$40.78	$5,631
Exercised	—	—	—

Outstanding — June 30, 2012	98,075	$40.78	$5,704

Stock options outstanding and exercisable as of June 30, 2012 were as follows:

Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$40.78	98,075	$40.78	1.1

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFITS — (cont’d)

(c)    Deferred Compensation and Stock Plan for Non-Employee Directors

For the six months ended June 30, 2012 and 2011, 1,540 and 2,407 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors.

(d)    Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans, except for the PWAC Plan discussed below. Pension expense for the three and six months ended June 30, 2012 was $1.0 million and $2.9 million, respectively, as compared to $1.0 million and $2.1 million, respectively, for three and six months ended June 30, 2011.

The Company acquired, as part of the acquisition of PW Acquisition Company (“PWAC”), a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at June 30, 2012 and December 31, 2011, PWAC had an accrued liability of $10.2 million and $10.5 million, respectively, for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the three and six months ended June 30, 2012, of $0.2 million and $0.4 million, respectively, as compared to $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2011.

10.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$40,721	$9,375	$50,394	$12,878
Weighted average ordinary shares outstanding — basic	16,436,401	13,999,179	16,432,001	13,475,418

Net earnings per ordinary share attributable to Enstar Group Limited — basic	$2.48	$0.67	$3.07	$0.96

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$40,721	$9,375	$50,394	$12,878
Weighted average ordinary shares outstanding — basic	16,436,401	13,999,179	16,432,001	13,475,418
Share equivalents:
Nonvested shares	160,644	203,930	164,284	189,289
Restricted share units	14,226	17,106	13,867	17,297
Options	63,521	65,470	63,098	73,619

Weighted average ordinary shares outstanding — diluted	16,674,792	14,285,685	16,673,250	13,755,623

Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$2.44	$0.66	$3.02	$0.94

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers was one of the Company’s largest shareholders until May 2012, and until May 6, 2011 was a member of the Company’s Board of Directors.

As at June 30, 2012, investments associated with Mr. Flowers accounted for 92.2% of the total unfunded capital commitments of the Company and 47.9% of the total amount of investments classified as other investments by the Company. The below table summarizes the related party investments with affiliates of Mr. Flowers.

	June 30, 2012 Unfunded Commitment	December 31, 2011 Unfunded Commitment	June 30, 2012 Fair Value	December 31, 2011 Fair Value
J.C. Flowers II L.P.	$2,220	$2,220	$23,448	$22,458
J.C. Flowers III L.P.	58,410	69,247	41,491	35,780
JCF III Co-invest I L.P.	—	—	23,037	23,334
New NIB Partners L.P.	—	—	18,422	20,521
Varadero International Ltd	—	—	48,950	24,395

Total	$60,630	$71,467	$155,348	$126,488

As of June 30, 2012 and December 31, 2011, the Company included $216.2 million and $221.8 million, respectively, as part of noncontrolling interest on its balance sheet relating to five companies acquired in 2008 in which J.C. Flowers II L.P. co-invested.

On January 1, 2012, Lloyd’s Syndicate 2008 (“S2008”) transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of a reinsurance to close transaction (“RITC”). Following the transfer, the existing noncontrolling interest held by JCF FPK I L.P. and J.C. Flowers II L.P. ceased, resulting in the Company now providing 100% of the investment in S2008. As at June 30, 2012, $28.1 million payable by the Company in respect of noncontrolling interest related to this RITC transaction has been included in the Company’s balance sheet as part of accounts payable and accrued liabilities.

12.	TAXATION

Earnings before income taxes include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Domestic (Bermuda)	$35,515	$(14,616)	$17,780	$(16,451)
Foreign	17,240	30,605	54,123	38,131

Total	$52,755	$15,989	$71,903	$21,680

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	TAXATION — (cont’d)

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	6,587	6,657	9,445	4,023

	6,587	6,657	9,445	4,023

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	5,318	(5,682)	6,202	(2,431)

	5,318	(5,682)	6,202	(2,431)

Total tax expense	$11,905	$975	$15,647	$1,592

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Earnings before income tax	$52,755	$15,989	$71,903	$21,680

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	21.0%	45.9%	22.7%	43.5%
Change in uncertain tax positions	0.1%	0.3%	0.1%	0.5%
Change in valuation allowance	1.4%	(41.1%)	(1.3%)	(32.7%)
Impact of Australian tax consolidation	0.0%	0.0%	0.0%	(4.1%)
Other	0.1%	1.0%	0.3%	0.1%

Effective tax rate	22.6%	6.1%	21.8%	7.3%

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

The Company had unrecognized tax benefits of $5.7 million and $5.6 million relating to uncertain tax positions as of June 30, 2012 and December 31, 2011, respectively.

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

13.	COMMITMENTS AND CONTINGENCIES

On March 14, 2012, the Company eliminated a certain guarantee of its obligation to its wholly-owned subsidiary, Fitzwilliam Insurance Limited (“Fitzwilliam”), in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) relating to Fitzwilliam’s insurance contract requirements.

On June 26, 2012, the Company provided a limited parental guarantee supporting Fitzwilliam’s obligation in respect of an amendment to an existing letter of credit issued on its behalf by a London-based bank in the amount of approximately $11.2 million relating to Fitzwilliam’s insurance contract requirements.

As at June 30, 2012 and December 31, 2011, the Company had, in total, parental guarantees supporting Fitzwilliam’s obligations in the amount of $217.1 million and $219.9 million, respectively.

During the six months ended June 30, 2012, the Company funded $0.8 million of its $5.0 million commitment to Dowling Capital Partners I, L.P.

On July 6, 2012 the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $174.0 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2012.

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

We have reviewed the condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of June 30, 2012, the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2012, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month period ended June 30, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements of the Company as of and for the year ended December 31, 2011, were audited by other accountants whose report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011. Additionally, the condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2011, and the related statements of changes in shareholders’ equity and cash flows for the six-month period ended June 30, 2011, were not reviewed or audited by us, and accordingly, we do not express an opinion or any form of assurance on them.

/s/ KPMG

Hamilton, Bermuda

August 1, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have, as of June 30, 2012, completed the acquisition of 35 insurance and reinsurance companies and 18 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Of the 18 portfolios of insurance and reinsurance business, 10 were Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we previously acquired.

Significant New Business

Zurich Danish Portfolio

On June 30, 2012, we, through the Danish branch of our wholly-owned subsidiary, Marlon Insurance Company Limited, or Marlon, acquired, by way of loss portfolio transfer under Danish law, a portfolio of reinsurance and professional disability business from the Danish branch of Zurich Insurance Company, or Zurich. Marlon received total assets and assumed total net insurance and reinsurance liabilities of approximately $58.7 million. The total assets and assumed total net insurance and reinsurance liabilities may be adjusted in the third quarter of 2012 to the final balances reported by Zurich.

Reciprocal of America

On July 6, 2012 we, through our wholly-owned subsidiary Providence Washington Insurance Company, entered into a definitive loss portfolio reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $174.0 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2012.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands of U.S. dollars)
INCOME
Consulting fees	$1,775	$2,045	$3,969	$6,081
Net investment income	23,393	22,928	46,176	41,470
Net realized and unrealized (losses) gains	(808)	5,264	22,234	8,632
Gain on bargain purchase	—	—	—	13,105

	24,360	30,237	72,379	69,288

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(58,417)	(27,829)	(61,715)	(30,441)
Reduction in provisions for bad debt	(527)	(1,672)	(2,782)	(1,672)
Reduction in provisions for unallocated loss adjustment expense liabilities	(11,661)	(11,783)	(24,513)	(23,320)
Amortization of fair value adjustments	2,240	6,969	9,827	17,046

	(68,365)	(34,315)	(79,183)	(38,387)
Salaries and benefits	24,379	16,723	44,830	27,105
General and administrative expenses	14,156	28,211	29,014	45,961
Interest expense	2,062	1,697	4,173	3,663
Net foreign exchange (gains) losses	(627)	1,932	1,642	9,266

	(28,395)	14,248	476	47,608

Earnings before income taxes	52,755	15,989	71,903	21,680
Income taxes	(11,905)	(975)	(15,647)	(1,592)

NET EARNINGS	40,850	15,014	56,256	20,088
Less: Net earnings attributable to noncontrolling interest	(129)	(5,639)	(5,862)	(7,210)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$40,721	$9,375	$50,394	$12,878

Comparison of the Three Months Ended June 30, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $40.9 million and $15.0 million for the three months ended June 30, 2012 and 2011, respectively. The increase in earnings of approximately $25.9 million was attributable primarily to the following:

(i)	an increase in net reduction in ultimate loss and loss adjustment expense liabilities of $34.0 million;

(ii)	a decrease in general and administrative expenses of $14.0 million due primarily to decreased professional fees, principally related to decreased legal fees and settlement costs related to certain litigation, along with decreased arrangement and agency fees related to our revolving credit facility; and

(iii)	an increase in net foreign exchange gains of $2.6 million; partially offset by

(iv)	an increase in salaries and benefits costs of $7.7 million due primarily to our increased overall average headcount from 348 at June 30, 2011 to 406 at June 30, 2012 combined with an increase in the bonus accrual of $5.5 million for the three months ended June 30, 2012 as compared to 2011;

(v)	a decrease in net realized and unrealized gains of $6.1 million due to mark-to-market changes in the market value of our equity securities, along with a decrease in net realized and unrealized gains on our fixed maturity investments classified as trading; and

(vi)	an increase in income tax expense of $10.9 million due to higher net earnings within our taxable subsidiaries.

Noncontrolling interest in earnings decreased by $5.5 million to $0.1 million for the three months ended June 30, 2012 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased from $9.4 million for the three months ended June 30, 2011 to $40.7 million for the three months ended June 30, 2012.

Consulting Fees:

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$1,775	$2,045	$(270)

Our consulting companies earned fees of approximately $1.8 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one-time incentive-based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2012	2011	Variance	2012	2011	Variance
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Total	$23,393	$22,928	$465	$(808)	$5,264	$(6,072)

Net investment income (inclusive of net realized and unrealized (losses) gains) for the three months ended June 30, 2012 reduced by $5.6 million to $22.6 million, as compared to $28.2 million for the three months ended June 30, 2011.

During the three months ended June 30, 2012 our average cash and investments (excluding equities and other investments) were $4.08 billion as compared to $3.49 billion for the three months ended June 30, 2011. The average annualized return on our cash and investments (inclusive of net realized and unrealized (losses) gains, but excluding net investment income and net realized and unrealized (losses) gains related to our other investments and equities) for the three months ended June 30, 2012 was 1.88% as compared to the average annualized return of 2.33% for the three months ended June 30, 2011. The additional investment income from the increase in average cash and investments for the three months ended June 30, 2012 was offset by a decrease in investment yields for the same period resulting in a decrease in investment returns.

The average annualized return on our other investments and equities (inclusive of net realized and unrealized (losses) gains) for the three months ended June 30, 2012 was 1.74% as compared to the average annualized return of 7.29% for the three months ended June 30, 2011. The decrease in the returns was principally attributable to net realized and unrealized mark-to-market losses on our equity securities.

The average credit rating of our fixed maturity investments at June 30, 2012 was AA-. During 2011, the rating agency Standard & Poors downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon the acquisition of Clarendon (which had a lower proportion of investments with AAA credit ratings), resulted in us having a lower percentage of AAA-rated investments than we had as at June 30, 2011.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(in thousands of U.S. dollars)
Net losses paid	$(71,762)	$(65,208)
Net change in case and LAE reserves	107,820	65,074
Net change in IBNR	22,359	27,963

Reduction in estimates of net ultimate losses	58,417	27,829
Reduction in provisions for bad debt	527	1,672
Reduction in provisions for unallocated loss adjustment expense liabilities	11,661	11,783
Amortization of fair value adjustments	(2,240)	(6,969)

Net reduction in ultimate loss and loss adjustment expense liabilities	$68,365	$34,315

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2012 of $68.4 million was attributable to a reduction in estimates of net ultimate losses of $58.4 million, a reduction in provisions for bad debt of $0.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.7 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.2 million.

The reduction in estimates of net ultimate losses of $58.4 million for the three months ended June 30, 2012, comprised of net favorable incurred loss development of $36.0 million and reductions in IBNR reserves of $22.4 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of our largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which were among our largest ten reinsurance recoverables balances as at January 1, 2012.

The reductions in provisions for bad debt of $0.5 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2011 of $34.3 million was attributable to a reduction in estimates of net ultimate losses of $27.8 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.8 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $7.0 million.

The reduction in estimates of net ultimate losses of $27.8 million for the three months ended June 30, 2011, comprised of net incurred loss development of $0.1 million and reductions in IBNR reserves of $28.0 million, which were primarily related to the completion of two commutations that were among our largest ten policyholder exposures.

The reductions in provisions for bad debt of $1.7 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2012	2011
	(in thousands of U.S. dollars)
Balance as at April 1	$4,138,623	$3,394,988
Less: total reinsurance reserves recoverable	1,294,606	583,478

	2,844,017	2,811,510
Effect of exchange rate movement	(17,134)	(1,020)
Net reduction in ultimate loss and loss adjustment expense liabilities	(68,365)	(34,315)
Net losses paid	(71,762)	(65,208)
Reserves acquired from loss portfolio transfers	58,721	—

Net balance as at June 30	2,745,477	2,710,967
Plus: total reinsurance reserves recoverable	1,064,854	556,374

Balance as at June 30	$3,810,331	$3,267,341

Refer to “—Significant New Business—Zurich Danish Portfolio” for information regarding reserves acquired from loss portfolio transfers during the three months ended June 30, 2012.

Salaries and Benefits:

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$24,379	$16,723	$(7,656)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $24.4 million and $16.7 million for the three months ended June 30, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs due to an increase in staff numbers from 348 at June 30, 2011 to 406 at June 30, 2012, primarily related to the expansion of our U.S. operations; and

(ii)	an increase in the bonus accrual of approximately $6.3 million for the three months ended June 30, 2012 as compared to 2011 (expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability); partially offset by

(iii)	a decrease in U.S. dollar costs of our U.K.-based staff following a decrease in the average British pound exchange rate from approximately 1.6173 for the three months ended June 30, 2011 to 1.5770 for the three months ended June 30, 2012. Of our total headcount for the three months ended June 30, 2012 and 2011, approximately 54% and 63% of salaries, respectively, were paid in British pounds.

General and Administrative Expenses:

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$14,156	$28,211	$14,055

General and administrative expenses decreased by $14.0 million during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in expenses for 2012 related primarily to:

(i)	a decrease in bank costs of $4.3 million associated primarily with the arrangement and agency fees paid in connection with establishing our revolving credit facility in 2011;

(ii)	a decrease in professional fees of approximately $5.6 million due primarily to decreased legal fees and settlement costs associated with certain litigation that was settled in 2011, along with a reduction in audit and audit related fees in 2012 of approximately $0.9 million; and

(iii)	a decrease in actuarial consulting fees of approximately $1.4 million related to costs associated with due diligence projects.

Net Foreign Exchange (Gains) Losses:

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$(627)	$1,932	$2,559

We recorded net foreign exchange gains of $0.6 million and losses of $1.9 million for the three months ended June 30, 2012 and 2011, respectively. The net foreign exchange gains for the three months ended June 30, 2012 arose primarily as a result of the increase in the fair value of our Australian dollar forward exchange contracts. On February 8, 2012, we entered into two foreign currency forward exchange contracts pursuant to which we sold AU$25.0 million for $26.2 million and AU$35.0 million for $36.1 million. The contracts have settlement dates of December 19, 2012 and May 10, 2013, respectively. In addition, we entered into a British pound forward exchange contract pursuant to which we sold 17.0 million British pounds for $26.6 million. The contract has a settlement date of March 6, 2013.

The net foreign exchange losses for the three months ended June 30, 2011 arose primarily as a result of a decrease in the fair value of an Australian dollar forward exchange contract, which expired on June 30, 2011, resulting in $1.5 million being recorded as part of net foreign exchange losses.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the three months ended June 30, 2012, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $3.9 million as compared to gains, net of noncontrolling interest, of $10.0 million for the same period in 2011. For the three months ended June 30, 2012, the currency translation adjustments related primarily to our Australian-based and Ireland-based subsidiaries. As the functional currency of these subsidiaries is Australian dollars and Euros, respectively, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar or Euro assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$11,905	$975	$(10,930)

We recorded income tax expense of $11.9 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively. The increase in taxes for the three months ended June 30, 2012 was due to higher overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2011.

Noncontrolling Interest:

	Three Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$129	$5,639	$(5,510)

We recorded a noncontrolling interest in earnings of $0.1 million and $5.6 million for the three months ended June 30, 2012 and 2011, respectively. The decrease for the three months ended June 30, 2012 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. In addition, on January 1, 2012, Lloyd’s Syndicate 2008, or S2008, transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by JCF FPK I L.P. and J.C. Flowers II L.P. ceased, resulting in us now providing 100% of the investment in S2008.

Comparison of the Six Months Ended June 30, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $56.3 million and $20.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in earnings of approximately $36.2 million was primarily attributable to the following:

(i)	an increase in net reduction in ultimate loss and loss adjustment expense liabilities of $40.8 million;

(ii)	a decrease in general and administrative expenses of $17.0 million due primarily to a decrease in professional fees, principally related to decreased legal fees and settlement costs related to certain litigation settled in 2011, along with decreased arrangement and agency fees related to our revolving credit facility;

(iii)	an increase in net investment income of $4.7 million;

(iv)	an increase in net realized and unrealized gains of $13.6 million due to mark-to-market changes in the market value of our equity securities, along with an increase in net realized and unrealized gains on our fixed maturity investments classified as trading; and

(v)	a decrease in net foreign exchange losses of $7.6 million; partially offset by

(vi)	an increase in salaries and benefits costs of $17.7 million due primarily to our increased overall average headcount from 348 at June 30, 2011 to 406 at June 30, 2012 combined with an increase in the bonus accrual of $9.6 million for the six months ended June 30, 2012 as compared to 2011;

(vii)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna Life Limited, or Laguna (as compared to no gain on bargain purchase in 2012);

(viii)	a decrease in consulting fee income of $2.1 due to lower fees earned from third-party incentive-based engagements; and

(ix)	an increase in income tax expense of $14.0 million due in large part to higher net earnings within our taxable subsidiaries.

Noncontrolling interest in earnings reduced by $1.3 million to $5.9 million for the six months ended June 30, 2012 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased from $12.9 million for the six months ended June 30, 2011 to $50.4 million for the six months ended June 30, 2012.

Consulting Fees:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$3,969	$6,081	$(2,112)

Our consulting companies earned fees of approximately $4.0 million and $6.1 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in consulting fees of $2.1 million related primarily to the decrease in management fees earned from incentive-based third-party engagements.

Net Investment Income and Net Realized and Unrealized Gains:

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2012	2011	Variance	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$46,176	$41,470	$4,706	$22,234	$8,632	$13,602

Net investment income (inclusive of net realized and unrealized gains) for the six months ended June 30, 2012 increased by $18.3 million to $68.4 million, as compared to $50.1 million for the six months ended June 30, 2011.

During the six months ended June 30, 2012 our average cash and investments (excluding equities and other investments) were $4.15 billion as compared to $3.50 billion for the six months ended June 30, 2011. The average annualized return on our cash and investments (inclusive of net realized and unrealized (losses) gains, but excluding net investment income and net realized and unrealized (losses) gains related to our other investments and equities) for the six months ended June 30, 2012 was 2.37% as compared to the average annualized return of 1.96% for the six months ended June 30, 2011. The additional investment income from the increase in average cash and investments for the six months ended June 30, 2012 combined with an increase in investment yields for the same period resulted in an increase in investment returns.

The average annualized return on our other investments and equities (inclusive of net realized and unrealized (losses) gains) for the six months ended June 30, 2012 was 8.00% as compared to the average annualized return of 7.51% for the six months ended June 30, 2011. The increase in the returns was principally attributable to net realized and unrealized mark-to-market gains on our equity securities.

The average credit rating of our fixed maturity investments at June 30, 2012 was AA-. During 2011, the rating agency Standard & Poors downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon the acquisition of Clarendon (which had a lower proportion of investments with AAA credit ratings), resulted in us having a lower percentage of AAA-rated investments than we had as at June 30, 2011.

Gain on Bargain Purchase:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$—	$13,105	$(13,105)

Gain on bargain purchase of $13.1 million was recorded for the six months ended June 30, 2011. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the aggregate fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess was, in accordance with the provisions of the Business Combinations topic of the FASB Accounting Standards Codification 805, recognized as income for the six months ended June 30, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands of U.S. dollars)
Net losses paid	$(133,493)	$(153,339)
Net change in case and LAE reserves	167,956	148,504
Net change in IBNR	27,252	35,276

Reduction in estimates of net ultimate losses	61,715	30,441
Reduction in provisions for bad debt	2,782	1,672
Reduction in provisions for unallocated loss adjustment expense liabilities	24,513	23,320
Amortization of fair value adjustments	(9,827)	(17,046)

Net reduction in ultimate loss and loss adjustment expense liabilities	$79,183	$38,387

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2012 of $79.2 million was attributable to a reduction in estimates of net ultimate losses of $61.7 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $24.5 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $9.8 million.

The reduction in estimates of net ultimate losses of $61.7 million for the six months ended June 30, 2012, comprised of net favorable incurred loss development of $34.4 million and reductions in IBNR reserves of $27.3 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of our largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which were among our largest ten reinsurance recoverables balances as at January 1, 2012.

The reductions in provisions for bad debt of $2.8 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2011 of $38.4 million was attributable to a reduction in estimates of net ultimate losses of $30.4 million, a reduction in provisions for bad debt of $1.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $23.3 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $17.0 million.

The reduction in estimates of net ultimate losses of $30.4 million for the six months ended June 20, 2011, comprised of net incurred loss development of $4.8 million and reductions in IBNR reserves of $35.3 million, primarily related to the completion of two commutations that were among our largest ten policyholder exposures.

The reductions in provisions for bad debt of $1.7 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2012	2011
	(in thousands of U.S. dollars)
Balance as at January 1	$4,282,916	$3,291,275
Less: total reinsurance reserves recoverable	1,383,003	525,440

	2,899,913	2,765,835
Effect of exchange rate movement	(2,881)	33,352
Net reduction in ultimate loss and loss adjustment expense liabilities	(79,183)	(38,387)
Net losses paid	(133,493)	(153,339)
Acquired on purchase of subsidiaries	—	10,439
Reserves acquired from loss portfolio transfers	58,721	—
Retroactive reinsurance contracts assumed	2,400	93,067

Net balance as at June 30	2,745,477	2,710,967
Plus: total reinsurance reserves recoverable	1,064,854	556,374

Balance as at June 30	$3,810,331	$3,267,341

Salaries and Benefits:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$44,830	$27,105	$(17,725)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $44.8 million and $27.1 million for the six months ended June 30, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs due to an increase in average staff numbers from 344 for the six months ended June 30, 2011 to 406 for the six months ended June 30, 2012, primarily related to the expansion of our U.S. operations; and

(ii)	an increase in the bonus accrual for the six months ended June 30, 2012 as compared to 2011 of approximately $9.6 million (expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability); partially offset by

(iii)	a decrease in U.S. dollar costs of our U.K.-based staff following a decrease in the average British pound exchange rate from approximately 1.6173 for the six months ended June 30, 2011 to 1.5770 for the six months ended June 30, 2012. Of our total headcount for the six months ended June 30, 2012 and 2011, approximately 54% and 65% of salaries, respectively, were paid in British pounds.

General and Administrative Expenses:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$29,014	$45,961	$16,947

General and administrative expenses decreased by $17.0 million during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease was due principally to:

(i)	a decrease in bank costs of $3.7 million primarily associated with the arrangement and agency fees paid in connection with establishing our revolving credit facility in 2011;

(ii)	a decrease in legal and other professional fees of approximately $8.7 million due primarily to decreased legal fees and settlement costs associated with certain litigation settled in 2011, along with legal fees associated with ongoing and completed due diligence projects;

(iii)	a decrease in third-party management fees paid of $1.7 million related to transition fees paid in respect of acquisitions completed in 2010; and

(iv)	decreased actuarial consulting fees of approximately $1.7 million due to costs associated with due diligence projects.

Net Foreign Exchange Losses:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$1,642	$9,266	$7,624

We recorded net foreign exchange losses of $1.6 million and $9.3 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, the net foreign exchange losses arose primarily as a result of the translation of a U.S. dollar distribution in one of our subsidiaries whose functional currency is Australian dollars. The distribution was at a rate of approximately AU$1 = $1.08, which was in excess of the U.S. dollar foreign exchange rate at December 31, 2011 of approximately AU$1 = $1.025. This net foreign exchange loss was partially offset by the increase in the fair value of our Australian dollar forward exchange contracts discussed above in “— Comparison of the Three Months Ended June 30, 2012 and 2011 — Net Foreign Exchange (Gains) Losses.”

The net foreign exchange losses for the six months ended June 30, 2011 arose primarily as a result of: (i) holding surplus British pound liabilities at a time when the British pound was appreciating against the U.S. dollar; (ii) the currency mismatch that is created by the holding of foreign currency available-for-sale security assets whereby any net foreign currency translation gains or losses on those assets are reflected in the balance sheet as part of accumulated other comprehensive income, but the net foreign currency gains or losses on the corresponding liabilities impact the statement of earnings; (iii) net foreign exchange losses arising as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was depreciating against the Australian dollar; and (iv) a decrease in the fair value of our Australian dollar foreign currency forward exchange contract, which was recognized as part of the net foreign exchange losses.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the six months ended June 30, 2012, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $1.5 million as compared to gains, net of noncontrolling interest, of $9.2 million for the same period in 2011. For the six months ended June 30, 2012 and 2011, the currency translation adjustments related primarily to our Australian-based and Ireland-based subsidiaries. As the functional currency of these subsidiaries is Australian dollars and Euros, respectively, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar or Euro assets through accumulated other comprehensive income.

Income Tax Expense:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$15,647	$1,592	$(14,055)

We recorded income tax expense of $15.6 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. The increase in taxes for the six months ended June 30, 2012 was due predominantly to higher overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2011.

Noncontrolling Interest:

	Six Months Ended June 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$5,862	$7,210	$1,348

We recorded a noncontrolling interest in earnings of $5.9 million and $7.2 million for the six months ended June 30, 2012 and 2011, respectively. The decrease for the six months ended June 30, 2012 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. As discussed in “— Comparison of the Three Months Ended June 30, 2012 and 2011 — Noncontrolling Interest,” we now provide 100% of the investment in S2008.

Liquidity and Capital Resources

As of June 30, 2012, total cash, restricted cash and investments were $4.42 billion, compared to $4.56 billion at December 31, 2011.

Reinsurance Recoverables

As of June 30, 2012 and December 31, 2011, total reinsurance balances recoverable were $1.41 billion and $1.79 billion, respectively. The decrease of $382.6 million in total reinsurance balances recoverable was primarily as a result of commutations and cash collections made during the six months ended June 30, 2012. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of June 30, 2012, increased to 19.8% as compared to 16.0% as of December 31, 2011, primarily as a result of commutations and the collection of reinsurance balances recoverable against which there were minimal provisions for uncollectible reinsurance recoverable.

Source of Funds

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
Total cash (used in) provided by:	2012	2011
	(in thousands of U.S. dollars)
Operating activities	$(186,555)	$(472,741)
Investing activities	146,903	386,093
Financing activities	(142,096)	50,137
Effect of exchange rate changes on cash	4,157	(2,919)

Decrease in cash and cash equivalents	$(177,591)	$(39,430)

Refer to “Item 1. Financial Statements — Unaudited Condensed Consolidated Statement of Cash Flows for the Six Month Periods Ended June 30, 2012 and 2011” for further information.

Operating

With respect to the six-month periods ended June 30, 2012 and 2011, net cash used in our operating activities was $186.6 million and $472.7 million, respectively. The decrease in cash used of $286.1 million was attributable primarily to:

(i)	an increase of $494.9 million in the sales and maturities of trading securities between 2012 and 2011;

(ii)	an increase in the net changes in assets and liabilities of $68.7 million; partially offset by

(iii)	an increase of $339.2 million in the purchases of trading securities.

Investing

Net cash provided by investing activities for the six-month periods ended June 30, 2012 and 2011 was $146.9 million and $386.1 million, respectively. The decrease in cash provided by investing activities of $239.2 million was attributable primarily to:

(i)	a decrease of $78.4 million in the sales and maturities of available-for-sale securities between 2012 and 2011;

(ii)	an increase of $102.5 million in funding of other investments between 2012 and 2011 due to our increased investments in various bond, hedge and equity funds during 2012; and

(iii)	a decrease of $53.6 million in restricted cash and cash equivalents between 2012 and 2011.

Financing

Net cash used in financing activities for the six-month period ended June 30, 2012 was $142.1 million as compared to $50.1 million of net cash provided by financing activities for the six month period ended June 30, 2011. The increase of $192.2 million in cash used in financing activities was attributable primarily to the following:

(i)	a decrease of $105.7 million in net proceeds as a result of the completion, in April 2011, of a private placement of shares with affiliates of Goldman, Sachs & Co.;

(ii)	a decrease of $167.7 million in cash received attributable to bank loans between 2012 and 2011, partially offset by a decrease of $91.1 million in the repayment of bank loans between 2012 and 2011; and

(iii)	an increase of $19.0 million in dividends paid to noncontrolling interest in 2012, partially offset by a decrease of $9.0 million in net distributions of capital to noncontrolling interest.

Long-term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions along with loans outstanding in relation to the share repurchase agreements, or the Repurchase Agreements, related to our ordinary shares entered into with three of our executives and certain trusts and a corporation affiliated with the executives. We draw down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances we have made additional draw downs to refinance existing debt of the acquired company. We incurred interest expense on our loan facilities and loans outstanding relating to the Repurchase Agreements of $4.2 million and $3.7 million for the six months ended June 30, 2012 and 2011, respectively.

On June 29, 2012, we fully repaid the outstanding principal and accrued interest of $118.0 million on our Revolving Credit Facility with National Australia Bank Limited and Barclays Corporate, or the EGL Revolving Credit Facility. As of June 30, 2012, the unused portion of the EGL Revolving Credit Facility was $250.0 million.

Total amounts of loans payable outstanding, including accrued interest, as of June 30, 2012 and December 31, 2011 totaled $126.3 million and $242.7 million, respectively.

As of June 30, 2012, all of the covenants relating to our two outstanding credit facilities (the EGL Revolving Credit Facility and the term facility agreement related to our acquisition of Clarendon) were met. Refer to Note 11 of Item 8 included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of these credit facilities and the Repurchase Agreements.

Eurozone Exposure

At June 30, 2012, we did not own any investments in fixed maturity securities (which includes bonds that are classified as cash and cash equivalents) or bond funds issued by the sovereign governments of Portugal, Ireland, Greece or Spain. Our fixed maturity securities and bond funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating and maturity date are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB and below	Total
	(in thousands of U.S. dollars)
Germany	$18,401	$2,835	$—	$—	$21,236
Supranationals(1)	22,933	828	—	—	23,761
Denmark	1,576	—	—	—	1,576
Netherlands	13,710	2,529	—	499	16,738
Norway	2,286	—	—	25,595	27,881
France	3,750	14,409	5,334	—	23,493
Finland	476	—	—	—	476
Sweden	9,547	23,041	4,795	—	37,383
Austria	—	11,524	—	—	11,524
Italy	—	—	509	—	509

	72,679	55,166	10,638	26,094	164,577
Euro Region Government Funds	—	11,246	—	—	11,246

	$72,679	$66,412	$10,638	$26,094	$175,823

	Maturity Date(2)
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$5,202	$801	$4,794	$3,898	$6,541	$21,236
Supranationals(1)	—	797	7,084	11,058	4,822	23,761
Denmark	—	—	—	1,576	—	1,576
Netherlands	1,019	—	4,987	6,417	4,315	16,738
Norway	—	—	18,062	—	9,819	27,881
France	784	489	5,334	13,947	2,939	23,493
Finland	—	—	—	—	476	476
Sweden	—	9,547	1,379	3,416	23,041	37,383
Austria	—	—	10,131	—	1,393	11,524
Italy	—	—	—	509	—	509

	$7,005	$11,634	$51,771	$40,821	$53,346	$164,577

(1)	Supranationals are defined as international government or quasi-government organizations.

(2)	Our bond fund holdings have daily liquidity and are not included in the maturity date table.

At June 30, 2012, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) issued by entities whose ultimate parent companies were located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date is highlighted in the following tables:

	Rating
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$6,312	$1,580	$18,668	$15,608	$—	$42,168
Belgium	—	—	18,170	—	—	18,170
Portugal	—	—	—	—	20,038	20,038
Netherlands	—	22,146	21,125	3,119	6,316	52,706
Sweden	—	11,184	16,228	2,729	—	30,141
Norway	18,546	—	—	—	—	18,546
France	31,273	4,837	6,555	10,983	—	53,648
Ireland	—	—	3,129	—	—	3,129
Spain	—	2,860	4,842	41,848	—	49,550
Italy	—	—	—	8,767	—	8,767
Switzerland	15,271	6,375	7,101	—	—	28,747
Czech Republic	—	—	748	—	—	748
Jersey Islands	—	—	10,792	—	—	10,792
Russian Federation	—	—	—	695	—	695
Luxembourg	—	—	—	103	2,248	2,351

	$71,402	$48,982	$107,358	$83,852	$28,602	$340,196

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Food	Total
	(in thousands of U.S. dollars)
Germany	$13,588	$—	$3,187	$15,608	$9,785	$—	$42,168
Belgium	5,921	—	12,249	—	—	—	18,170
Portugal	—	—	—	—	20,038	—	20,038
Netherlands	43,880	—	5,707	—	3,119	—	52,706
Sweden	27,412	—	2,729	—	—	—	30,141
Norway	18,546	—	—	—	—	—	18,546
France	43,848	—	6,165	—	66	3,569	53,648
Ireland	3,129	—	—	—	—	—	3,129
Spain	12,433	8,364	20,640	2,305	5,808	—	49,550
Italy	433	—	6,255	—	2,079	—	8,767
Switzerland	19,693	—	9,054	—	—	—	28,747
Czech Republic	—	—	—	—	748	—	748
Jersey Islands	10,792	—	—	—	—	—	10,792
Russian Federation	—	695	—	—	—	—	695
Luxembourg	2,248	—	103	—	—	—	2,351

	$201,923	$9,059	$66,089	$17,913	$41,643	$3,569	$340,196

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$17,454	$2,552	$19,253	$545	$2,364	$42,168
Belgium	—	2,786	8,929	—	6,455	18,170
Portugal	—	20,038	—	—	—	20,038
Netherlands	13,035	—	4,145	6,981	28,545	52,706
Sweden	3,797	11,446	—	2,669	12,229	30,141
Norway	—	—	—	18,546	—	18,546
France	10,979	3,569	5,238	2,914	30,948	53,648
Ireland	—	—	—	—	3,129	3,129
Spain	1,863	—	29,750	17,937	—	49,550
Italy	—	—	2,079	6,255	433	8,767
Switzerland	398	—	3,975	5,528	18,846	28,747
Czech Republic	—	—	—	—	748	748
Jersey Islands	—	—	10,792	—	—	10,792
Russian Federation	—	—	—	—	695	695
Luxembourg	—	—	2,248	—	103	2,351

	$47,526	$40,391	$86,409	$61,375	$104,495	$340,196

Investments we hold in the United Kingdom and Switzerland are not included in the tables above. None of the securities included in the tables above were considered impaired at June 30, 2012.

Aggregate Contractual Obligations

We have updated our contractual obligations previously provided on page 113 of our Annual Report on Form 10-K for the year ended December 31, 2011 to reflect the change in gross reserves along with loan repayments during the six months ended June 30, 2012.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for loss and loss adjustment expenses(1)	$3,810.3	$661.3	$1,203.9	$682.6	$1,262.5
Financing Activities
Loan repayments (including interest payments)(2)	133.0	22.8	110.2	—	—

(1)	Gross reserves for loss and loss adjustment expenses (net of fair value adjustments) decreased by $472.6 million in the six months ended June 30, 2012 primarily as a result of claim settlements and commutations. The amounts in the above table represent our best estimate of known liabilities as of June 30, 2012. Accordingly, the amounts paid out in the time periods shown may differ from those indicated above.

(2)	In June 2012, we fully repaid the outstanding principal and interest on our Revolving Credit Facility.

There have been no other material changes in our Aggregate Contractual Obligations table since December 31, 2011. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2011 for more information.

Commitments and Contingencies

On March 14, 2012, we eliminated a certain guarantee of our obligation to our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) relating to Fitzwilliam’s insurance contract requirements.

On June 26, 2012, we provided a limited parental guarantee supporting Fitzwilliam’s obligation in respect of an amendment to an existing letter of credit issued on its behalf by a London-based bank in the amount of approximately $11.2 million relating to Fitzwilliam’s insurance contract requirements.

As at June 30, 2012 and December 31, 2011, we had, in total, parental guarantees supporting Fitzwilliam’s obligations in the amount of $217.1 million and $219.9 million, respectively.

During the six months ended June 30, 2012, we funded $0.8 million of our $5.0 million commitment to Dowling Capital Partners I, L.P.

On July 6, 2012 we, through our wholly-owned subsidiary Providence Washington Insurance Company, entered into a definitive loss portfolio reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $174.0 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2012.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2012, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2011, as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether as a result of new information, future developments or otherwise.

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

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2012.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*¿	Stock Purchase Agreement among Clarendon Insurance Group, Inc., Hannover Finance, Inc. and Clarendon Holdings, Inc. and the Company, dated as of December 21, 2010.
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).
3.2	Third Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).
3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).
10.1	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and between Enstar Group Limited and Dominic F. Silvester, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 19, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 4, 2012).
10.2	Employment Agreement, effective May 1, 2007, by and between the Company and Paul J. O’Shea, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 25, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 4, 2012).
10.3	Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Nicholas A. Packer, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 25, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 4, 2012).
10.4	Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Richard J. Harris, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 19, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 4, 2012).
15.1*	KPMG Awareness Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith

**	Furnished herewith

¿	Certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request