Form 10-Q
period 2012-09-30
Enstar Group LTD
filed 2012-11-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 5, 2012, the registrant had outstanding 13,858,810 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$381,106	$410,269
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012 — $302,954; 2011 — $590,588)	310,642	607,316
Fixed maturities, trading, at fair value	2,361,540	2,035,369
Equities, trading, at fair value	101,072	89,981
Other investments, at fair value	389,728	192,264

Total investments	3,544,088	3,335,199
Cash and cash equivalents	644,355	850,474
Restricted cash and cash equivalents	289,111	373,191
Accrued interest receivable	28,801	26,924
Accounts receivable	21,179	50,258
Income taxes recoverable	11,493	10,559
Reinsurance balances recoverable	1,246,307	1,789,582
Funds held by reinsured companies	83,945	107,748
Goodwill	21,222	21,222
Other assets	17,969	40,981

TOTAL ASSETS	$5,908,470	$6,606,138

LIABILITIES
Losses and loss adjustment expenses	$3,639,005	$4,282,916
Reinsurance balances payable	183,059	208,540
Accounts payable and accrued liabilities	91,406	75,983
Income taxes payable	16,682	16,985
Loans payable	127,158	242,710
Other liabilities	106,971	95,593

TOTAL LIABILITIES	4,164,281	4,922,727

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2012: 156,000,000; 2011: 156,000,000)
Ordinary shares (issued and outstanding 2012: 13,713,088; 2011: 13,665,051)	13,713	13,665
Non-voting convertible ordinary shares:
Series A (issued 2012: 2,972,892; 2011: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2012: 2,725,637; 2011: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2012: 2,972,892; 2011: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	959,191	956,329
Accumulated other comprehensive income	27,283	27,096
Retained earnings	902,947	804,836

Total Enstar Group Limited Shareholders’ Equity	1,487,274	1,386,066
Noncontrolling interest	256,915	297,345

TOTAL SHAREHOLDERS’ EQUITY	1,744,189	1,683,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,908,470	$6,606,138

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Month Periods Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Consulting fees	$1,944	$1,623	$5,913	$7,704
Net investment income	19,658	18,498	60,995	53,105
Net realized and unrealized gains (losses)	28,280	(8,512)	55,353	6,983
Gain on bargain purchase	—	—	—	13,105

	49,882	11,609	122,261	80,897

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(58,506)	(42,467)	(120,221)	(72,908)
Reduction in provisions for bad debt	—	(2,399)	(2,782)	(4,071)
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,579)	(14,113)	(37,092)	(37,433)
Amortization of fair value adjustments	8,538	8,865	18,365	25,911

	(62,547)	(50,114)	(141,730)	(88,501)
Salaries and benefits	25,138	20,923	69,968	48,028
General and administrative expenses	14,409	20,759	43,423	66,720
Interest expense	1,713	2,435	5,886	6,098
Net foreign exchange losses (gains)	977	(8,878)	2,618	388

	(20,310)	(14,875)	(19,835)	32,733

EARNINGS BEFORE INCOME TAXES	70,192	26,484	142,096	48,164
INCOME TAXES	(14,700)	(4,436)	(30,347)	(6,028)

NET EARNINGS	55,492	22,048	111,749	42,136
Less: Net earnings attributable to noncontrolling interest	(7,776)	(9,984)	(13,638)	(17,194)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$47,716	$12,064	$98,111	$24,942

EARNINGS PER SHARE — BASIC:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.90	$0.85	$5.97	$1.81

EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.86	$0.83	$5.88	$1.78

Weighted average ordinary shares outstanding — basic	16,437,780	14,270,003	16,433,943	13,743,191
Weighted average ordinary shares outstanding — diluted	16,676,529	14,559,164	16,674,356	14,025,144

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Month Periods Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$55,492	$22,048	$111,749	$42,136

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on available-for-sale investments arising during the period	25,464	(14,592)	53,135	(7,120)
Reclassification adjustment for net realized and unrealized (gains) losses included in net earnings	(28,280)	8,512	(55,353)	6,983
Decrease in defined benefit pension liability	—	—	—	272
Currency translation adjustment	3,597	(25,526)	2,689	(13,271)

Total other comprehensive income (loss)	781	(31,606)	471	(13,136)

Comprehensive income (loss)	56,273	(9,558)	112,220	29,000
Less comprehensive income attributable to noncontrolling interest	(7,652)	(3,262)	(13,921)	(13,623)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$48,621	$(12,820)	$98,299	$15,377

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

For the Nine Month Periods Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(expressed in thousands
	of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$13,665	$12,940
Issue of shares	4	539
Share awards granted/vested	44	42

Balance, end of period	$13,713	$13,521

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,726	$—
Preferred shares converted	—	750

Balance, end of period	$2,726	$750

Share Capital — Preference Shares
Balance, beginning of period	$—	$—
Issue of shares	—	750
Shares converted	—	(750)

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$956,329	$667,907
Issue of shares and warrants, net	415	105,439
Share awards granted/vested	381	168
Amortization of share awards	2,066	1,957

Balance, end of period	$959,191	$775,471

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$27,096	$35,017
Foreign currency translation adjustments	1,332	(9,623)
Net movement in unrealized holding losses on investments	(1,145)	(213)
Decrease in defined benefit pension liability	—	272

Balance, end of period	$27,283	$25,453

Retained Earnings
Balance, beginning of period	$804,836	$651,143
Net earnings attributable to Enstar Group Limited	98,111	24,942

Balance, end of period	$902,947	$676,085

Noncontrolling Interest
Balance, beginning of period	$297,345	$267,400
Return of capital	(35,366)	(16,200)
Dividends paid	(18,985)	—
Net earnings attributable to noncontrolling interest	13,638	17,194
Foreign currency translation adjustments	1,356	(3,647)
Net movement in unrealized holding (losses) gains on investments	(1,073)	76

Balance, end of period	$256,915	$264,823

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$111,749	$42,136
Adjustments to reconcile net earnings to cash flows used in operating activities:
Gain on bargain purchase	—	(13,105)
Net realized and unrealized investment (gains) losses	(42,825)	348
Net realized and unrealized gains from other investments	(12,528)	(7,331)
Other items	3,296	5,404
Depreciation and amortization	1,004	1,194
Amortization of premiums and discounts	23,017	16,717
Net movement of trading securities held on behalf of policyholders	15,529	(1,039)
Sales and maturities of trading securities	1,709,227	993,125
Purchases of trading securities	(2,008,346)	(1,535,777)
Changes in assets and liabilities:
Reinsurance balances recoverable	543,427	88,289
Other assets	73,590	75,142
Losses and loss adjustment expenses	(645,516)	(210,735)
Reinsurance balances payable	(25,546)	(29,683)
Accounts payable and accrued liabilities	(12,954)	(45,348)
Other liabilities	10,747	(62,877)

Net cash flows used in operating activities	(256,129)	(683,540)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(88,505)
Sales and maturities of available-for-sale securities	296,537	332,560
Movement in restricted cash and cash equivalents	84,080	210,968
Funding of other investments	(182,671)	(25,703)
Redemption of bond funds	103	66,925
Other investing activities	(636)	(282)

Net cash flows provided by investing activities	197,413	495,963

FINANCING ACTIVITIES:
Net proceeds from issuance of shares	—	105,921
Distribution of capital to noncontrolling interest	(7,236)	(16,200)
Dividends paid to noncontrolling interest	(18,985)	—
Receipt of loans	—	274,150
Repayment of loans	(115,875)	(207,016)

Net cash flows (used in) provided by financing activities	(142,096)	156,855

TRANSLATION ADJUSTMENT	(5,307)	(5,855)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(206,119)	(36,577)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	850,474	799,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$644,355	$762,577

Supplemental Cash Flow Information
Net income taxes paid	$22,093	$59,700
Interest paid	$5,556	$6,359

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and December 31, 2011

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1.	BASIS OF PREPARATION AND CONSOLIDATION

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. The results of operations for any interim period are not necessarily indicative of the results for a full year. Inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain reclassifications have been made to the prior period reported amounts of investment income and net realized and unrealized gains and losses to conform to the current period presentation. These reclassifications had no impact on income or net earnings previously reported.

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

amendment to the fair values resulting from changes in such information or strategy will be recognized when the changes occur. Refer to Note 3 of Item 8 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on the accounting for acquisitions.

SeaBright

On August 27, 2012, the Company, AML Acquisition, Corp. (“AML”), a wholly-owned subsidiary of the Company, and SeaBright Holdings, Inc. (“SeaBright”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of AML with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as an indirect, wholly-owned subsidiary of the Company. SeaBright owns SeaBright Insurance Company, an Illinois domiciled insurer that is commercially domiciled in California. The Company expects to pay the aggregate purchase price of approximately $252.2 million through a combination of cash on hand and a bank loan facility to be finalized before closing.

At the effective date of the Merger, each outstanding share of SeaBright common stock (other than shares held by SeaBright in treasury or held by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $11.11 in cash, without interest (the “Merger Consideration”). Each outstanding option to purchase shares of SeaBright common stock will fully vest at the effective date of the Merger and be cancelled and converted into the right to receive the Merger Consideration less the per share exercise price of the option. Each outstanding share of SeaBright restricted stock and each SeaBright restricted stock unit will fully vest at the effective time and be cancelled and converted into the right to receive the Merger Consideration. Consummation of the Merger is subject to certain conditions, including the adoption of the Merger Agreement by SeaBright’s stockholders, receipt of certain regulatory approvals and certain other customary closing conditions. The transaction is expected to close in the fourth quarter of 2012 or the first quarter of 2013.

HSBC

On September 6, 2012, the Company and its wholly-owned subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), entered into a definitive agreement for the purchase of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (“HSBC DE”) from Household Insurance Group Holding Company, an affiliate of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, respectively, all of which will be in run-off at the time the transaction closes. The companies to be acquired have written various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance, and annuities.

The base purchase price of approximately $181.0 million will be adjusted under the terms of the stock purchase agreement based upon changes to the capital and surplus of the acquired entities arising from the operation of the business prior to closing. The Company expects to finance the purchase price through a combination of cash on hand and a drawing under its Revolving Credit Facility with National Australia Bank Limited and Barclays Corporate (the “EGL Revolving Credit Facility”). The Company is a party to the acquisition agreement and has guaranteed the performance by Pavonia of its obligations thereunder. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of the first quarter of 2013.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT NEW BUSINESS

Zurich Danish Portfolio

On June 30, 2012, the Company, through the Danish branch of its wholly-owned subsidiary, Marlon Insurance Company Limited (“Marlon”), acquired by way of loss portfolio transfer under Danish law, a portfolio of reinsurance and professional disability business from the Danish branch of Zurich Insurance Company (“Zurich”). After reflecting the final balances reported by Zurich, Marlon received total assets and liabilities of approximately $60.0 million.

Reciprocal of America

On July 6, 2012, the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $174.0 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the first quarter of 2013.

Claremont

On August 6, 2012, the Company, through its wholly-owned subsidiary, Fitzwilliam Insurance Limited (“Fitzwilliam”), entered into a novation agreement with another of the Company’s wholly-owned subsidiaries, Claremont Liability Insurance Company (“Claremont”), and one of Claremont’s reinsurers with respect to a quota share contract. Under the novation agreement, Fitzwilliam replaced the reinsurer on the quota share contract in exchange for total assets and liabilities of approximately $16.5 million.

4.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at September 30, 2012
U.S. government and agency	$4,532	$494	$—	$5,026
Non-U.S. government	122,844	4,290	(222)	126,912
Corporate	169,117	3,436	(538)	172,015
Residential mortgage-backed	4,701	270	(80)	4,891
Commercial mortgage-backed	1,376	45	—	1,421
Asset-backed	384	9	(16)	377

	$302,954	$8,544	$(856)	$310,642

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2011
U.S. government and agency	$17,816	$546	$(433)	$17,929
Non-U.S. government	160,128	9,227	(828)	168,527
Corporate	366,954	7,937	(2,578)	372,313
Residential mortgage-backed	13,544	276	(108)	13,712
Commercial mortgage-backed	12,680	3,044	(7)	15,717
Asset-backed	19,466	65	(413)	19,118

	$590,588	$21,095	$(4,367)	$607,316

Included within residential and commercial mortgage-backed securities as at September 30, 2012 are securities issued by U.S. governmental agencies with a fair value of $3,889 (as at December 31, 2011: $4,624).

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$—	$—	$—	$—
Non-U.S. government	2,599	(133)	3,770	(89)	6,369	(222)
Corporate	15,372	(113)	18,371	(425)	33,743	(538)
Residential mortgage-backed	1,129	(80)	1	—	1,130	(80)
Commercial mortgage-backed	—	—	—	—	—	—
Asset-backed	212	(16)	—	—	212	(16)

	$19,312	$(342)	$22,142	$(514)	$41,454	$(856)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$8,318	$(433)	$8,318	$(433)
Non-U.S. government	14,982	(466)	16,305	(362)	31,287	(828)
Corporate	47,197	(1,367)	54,106	(1,211)	101,303	(2,578)
Residential mortgage-backed	1,299	(105)	36	(3)	1,335	(108)
Commercial mortgage-backed	—	—	215	(7)	215	(7)
Asset-backed	7,577	(187)	6,491	(226)	14,068	(413)

	$71,055	$(2,125)	$85,471	$(2,242)	$156,526	$(4,367)

As at September 30, 2012 and December 31, 2011, the number of securities classified as available-for-sale in an unrealized loss position was 37 and 107, respectively, with a fair value of $41.5 million and $156.5 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 25 and 59, respectively. As of September 30, 2012, none of these securities were considered to be other than temporarily impaired.

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

As at September 30, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$225,146	$227,225	73.1%
Due after one year through five years	68,264	73,299	23.6%
Due after five years through ten years	—	—	—
Due after ten years	3,083	3,429	1.1%

	296,493	303,953	97.8%
Residential mortgage-backed	4,701	4,891	1.6%
Commercial mortgage-backed	1,376	1,421	0.5%
Asset-backed	384	377	0.1%

	$302,954	$310,642	100.0%

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$230,550	$230,377	37.9%
Due after one year through five years	308,062	322,131	53.0%
Due after five years through ten years	3,296	3,367	0.6%
Due after ten years	2,990	2,894	0.5%

	544,898	558,769	92.0%
Residential mortgage-backed	13,544	13,712	2.3%
Commercial mortgage-backed	12,680	15,717	2.6%
Asset-backed	19,466	19,118	3.1%

	$590,588	$607,316	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

As at September 30, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$111,505	$115,607	37.2%
AA	82,714	84,430	27.2%
A	99,310	100,912	32.5%
BBB or lower	9,085	8,971	2.9%
Not Rated	340	722	0.2%

	$302,954	$310,642	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$204,967	$214,873	35.4%
AA	131,092	132,971	21.9%
A	210,040	215,225	35.4%
BBB or lower	44,100	43,526	7.2%
Not Rated	389	721	0.1%

	$590,588	$607,316	100.0%

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	September 30, 2012	December 31, 2011
U.S. government and agency	$375,150	$400,908
Non-U.S. government	269,376	212,251
Corporate	1,767,571	1,595,930
Municipal	20,568	25,416
Residential mortgage-backed	119,462	97,073
Commercial mortgage-backed	135,740	70,977
Asset-backed	54,779	43,083
Equities	101,072	89,981

	$2,843,718	$2,535,619

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at September 30, 2012	Fair Value	% of Total Fair Value
AAA	$404,395	14.7%
AA	1,057,034	38.5%
A	893,069	32.6%
BBB or lower	370,240	13.5%
Not Rated	17,908	0.7%

	$2,742,646	100.0%

As at December 31, 2011	Fair Value	% of Total Fair Value
AAA	$881,951	36.0%
AA	400,394	16.4%
A	796,608	32.6%
BBB or lower	341,307	14.0%
Not Rated	25,378	1.0%

	$2,445,638	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	September 30, 2012	December 31, 2011
Private equity funds	$115,199	$107,388
Bond funds	147,609	54,537
Fixed income hedge funds	52,322	24,395
Equity fund	53,889	—
Real estate debt fund	15,861	—
Other	4,848	5,944

	$389,728	$192,264

These investments are discussed in further detail below.

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

As of September 30, 2012 and December 31, 2011, the Company had $115.2 million and $107.4 million, respectively, of other investments recorded in private equity funds, which represented 2.6% and 2.4% of total investments, cash and cash equivalents and restricted cash and cash equivalents at September 30, 2012 and December 31, 2011. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag.

Bond funds

This class is comprised of a number of positions in diversified bond mutual funds managed by third-party managers.

Fixed income hedge funds

This class is comprised of hedge funds that invest in a diversified portfolio of debt securities. The advisor of the funds intends to seek attractive risk-adjusted total returns for the funds’ investors by acquiring, originating, and actively managing a diversified portfolio of debt securities, with a focus on various forms of asset-backed securities and loans. The funds focus on investments that the advisor believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The hedge funds are not currently eligible for redemption due to imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. The first investment in the funds will be eligible for redemption in March 2014.

Equity fund

This class is comprised of an equity fund that invests in a diversified portfolio of international publicly-traded equity securities. The manager of the fund seeks to maximize the intrinsic value of the portfolio by focusing on price and quality.

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

Other

This class is comprised primarily of the College and University Facility Loan Trust (the “Loan Trust”). The Loan Trust provides loans to educational institutions throughout the U.S. and its territories. The Company holds Class B certificates of the Loan Trust and accordingly receives semi-annual distributions. The Company has no redemption rights with respect to its investment in the Loan Trust.

Redemption restrictions on other investments

The following table presents the total fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at September 30, 2012:

	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$115,199	$—	$115,199	$63,099	Not eligible
Bond funds	147,609	—	147,609	—	Daily to monthly
Fixed income hedge funds	52,322	—	52,322	—	Quarterly after lock-up periods expire
Equity funds	53,889	—	53,889	—	Bi-monthly
Real estate debt fund	15,861	—	15,861	—	10 days notice after monthly valuation
Other	4,848	—	4,848	696	Not eligible

	$389,728	$—	$389,728	$63,795

Certain funds included in other investments are subject to a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem the investment. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, which is called a “gate.” The fund may restrict redemptions because the aggregate amount of redemption requests as of a particular date exceeds a specified level. The gate is a method for executing an orderly redemption process that allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion to be settled in cash sometime after the redemption date.

Certain funds included in other investments may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a “side-pocket”, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or is otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket.

Information regarding other investments the Company has with related parties is described in “Note 12 —Related Party Transactions”.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at September 30, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2012, the Company did not recognize any other-than-temporary impairments due to required sales. The Company determined that, as at September 30, 2012, no credit losses existed.

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

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. Fair value prices for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for the Company’s fixed maturity investments. The Company records the unadjusted price provided by the investment custodian, investment accounting service provider or the investment manager and validates this price through a process that includes, but is not limited to: (i) comparison of prices between two independent sources, with significant differences requiring additional price sources; (ii) quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s

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

The independent pricing services used by the investment custodian, investment accounting service provider and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. For determining the fair value of securities that are not actively traded, in general, pricing services use “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturities by asset class.

•

U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2012, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds, and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2012, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

Equity Securities

The Company’s equity securities are traded on the major exchanges and are managed by two external advisors. The Company uses Interactive Data Corporation, an internationally recognized pricing service, to estimate the fair value for all of its equity securities. The Company’s equity securities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in common stock as Level 1 investments because the fair values of these securities are based on quoted prices in active markets for identical assets or liabilities. Because their fair value estimates are based on observable market data, the Company has categorized its investments in preferred stock as Level 2, with the exception of one investment in preferred stock that has been categorized as Level 3.

Other Investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for every fund annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment.

For its investments in private equity funds, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The funds calculate net asset value on a fair value basis. For all publicly-traded companies within the funds, the Company adjusts the net asset value based on the latest share price. The Company has classified its investments in private equity funds as Level 3 investments because they reflect the Company’s own judgment about the assumptions that market participants might use.

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

For its investment in the equity fund, the Company measures fair value by obtaining the most recently published net asset value. The investment in the fund is classified as Level 2 because the fair value is provided daily by the administrator and the underlying investments of the fund are publicly-traded equities.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	September 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$380,176	$—	$380,176
Non-U.S. government	—	396,288	—	396,288
Corporate	—	1,939,022	564	1,939,586
Municipal	—	20,568	—	20,568
Residential mortgage-backed	—	124,353	—	124,353
Commercial mortgage-backed	—	137,161	—	137,161
Asset-backed	—	55,156	—	55,156
Equities	92,955	4,825	3,292	101,072
Other investments	—	201,499	188,229	389,728

Total investments	$92,955	$3,259,048	$192,085	$3,544,088

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities	82,381	4,625	2,975	89,981
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

During 2012 and 2011, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of July 1, 2012	$562	$181,740	$3,310	$185,612
Purchases	—	7,084	—	7,084
Sales	—	(1,171)	—	(1,171)
Net realized and unrealized gains (losses) through earnings	2	576	(18)	560
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2012	$564	$188,229	$3,292	$192,085

The amount of net gains (losses) for the three months ended September 30, 2012 included in earnings attributable to the fair value of changes in assets still held at September 30, 2012 was $0.3 million. All of this amount was included in net realized and unrealized gains (losses).

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2011:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of July 1, 2011	$552	$148,840	$4,431	$153,823
Purchases	—	2,196	—	2,196
Sales	—	(62)	—	(62)
Net realized and unrealized losses through earnings	(42)	(1,501)	(731)	(2,274)
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2011	$510	$149,473	$3,700	$153,683

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The amount of net gains (losses) for the three months ended September 30, 2011 included in earnings attributable to the fair value of changes in assets still held at September 30, 2011 was $(0.3) million. All of this amount was included in net realized and unrealized gains (losses).

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2012	$519	$137,727	$2,975	$141,221
Purchases	—	57,246	—	57,246
Sales	—	(14,335)	—	(14,335)
Net realized and unrealized gains through earnings	45	7,591	317	7,953
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2012	$564	$188,229	$3,292	$192,085

The amount of net gains (losses) for the nine months ended September 30, 2012 included in earnings attributable to the fair value of changes in assets still held at September 30, 2012 was $8.1 million. All of this amount was included in net realized and unrealized gains (losses).

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2011:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2011	$1,444	$132,435	$3,575	$137,454
Purchases	—	12,760	—	12,760
Sales	(1,043)	(1,728)	—	(2,771)
Net realized and unrealized gains through earnings	109	6,006	125	6,240
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2011	$510	$149,473	$3,700	$153,683

The amount of net gains (losses) for the nine months ended September 30, 2011 included in earnings attributable to the fair value of changes in assets still held at September 30, 2011 was $6.1 million. All of this amount was included in net realized and unrealized gains (losses).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Components of net realized and unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross realized gains on available-for-sale securities	$3,735	$201	$5,209	$769
Gross realized losses on available-for-sale securities	(27)	(19)	(450)	(329)
Net realized gains on trading securities	3,824	1,317	12,684	4,463
Net unrealized gains (losses) on trading securities	13,059	(10,479)	25,382	(5,251)
Net unrealized gains on other investments	7,689	468	12,528	7,331

Net realized and unrealized gains (losses)	$28,280	$(8,512)	$55,353	$6,983

Proceeds from sales and maturities of available-for-sale securities	$112,928	$70,583	$296,537	$332,560

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest from fixed maturities	$20,027	$20,765	$62,019	$52,471
Amortization of bond premiums and discounts	(6,208)	(7,710)	(22,634)	(16,717)
Dividends from equities	593	393	1,904	1,097
Interest from cash and cash equivalents and short-term investments	4,525	2,994	11,684	8,743
Interest on other receivables	1,027	871	6,242	4,971
Other income	733	1,378	4,091	2,723
Interest on deposits held with clients	377	317	988	1,013
Investment expenses	(1,416)	(510)	(3,299)	(1,196)

	$19,658	$18,498	$60,995	$53,105

Restricted Investments

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Assets used for collateral in trust for third-party agreements	$482,699	$571,041
Deposits with regulatory authorities	196,799	200,136
Others	54,643	59,763

	$734,141	$830,940

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	RESTRICTED CASH AND CASH EQUIVALENTS

Restricted cash and cash equivalents were $289.1 million and $373.2 million as of September 30, 2012 and December 31, 2011, respectively. The restricted cash and cash equivalents are used as collateral against letters of credit and as guarantees under trust agreements. Letters of credit are issued to ceding insurers as security for the obligations of insurance subsidiaries under reinsurance agreements with those ceding insurers.

6.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward exchange contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. These derivatives were not designated as hedging investments.

The following table sets out the foreign exchange forward contracts outstanding as at September 30, 2012 and the estimated fair value of derivative instruments recorded on the balance sheet:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at September 30, 2012
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	$26,165	$167
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	(297)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	(841)

				$88,875	($971)

The Company recognized in net earnings for the three and nine months ended September 30, 2012, a foreign exchange loss of $1.7 million and $1.0 million, respectively, on the foreign currency forward exchange contracts.

In October 2010, the Company entered into a foreign currency forward exchange contract where it sold AU$45.0 million for $42.5 million with a contract settlement date of June 30, 2011. The Company recognized in net earnings for the three and nine months ended September 30, 2011 a foreign exchange loss of $nil and $1.9 million, respectively, on this foreign currency forward exchange contract.

On August 23, 2011, the Company entered into a foreign currency forward exchange contract where it sold AU$35.0 million for $37.0 million. On September 22, 2011, the Company effectively closed out the contract by entering into a forward contract with the same settlement date of December 2, 2011, pursuant to which it bought AU$35.0 million for $34.0 million. The Company recognized in net earnings, for both the three and nine months ended September 30, 2011, a net foreign exchange gain of $3.0 million on the foreign currency forward exchange contracts.

7.	REINSURANCE BALANCES RECOVERABLE

	September 30, 2012	December 31, 2011
Recoverable from reinsurers on:
Outstanding losses	$586,134	$837,693
Losses incurred but not reported	515,435	678,437
Fair value adjustments	(96,997)	(133,127)

Total reinsurance reserves recoverable	1,004,572	1,383,003
Paid losses recoverable	241,735	406,579

	$1,246,307	$1,789,582

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	REINSURANCE BALANCES RECOVERABLE — (cont’d)

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

As of September 30, 2012 and December 31, 2011, we had total reinsurance balances recoverable of $1.25 billion and $1.79 billion, respectively. The decrease of $543.3 million in total reinsurance balances recoverable was primarily as a result of commutations and cash collections made during the nine months ended September 30, 2012. At September 30, 2012 and December 31, 2011, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances recoverable was $344.9 million and $341.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a detailed process, although management judgment is involved. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of September 30, 2012 increased to 21.7% as compared to 16.0% as of December 31, 2011, primarily as a result of commutations and the collection of reinsurance balances recoverable against which there were minimal provisions for uncollectible reinsurance recoverable.

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

At September 30, 2012, the Company’s top ten reinsurers accounted for 68.0% (December 31, 2011: 70.0%) of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $374.2 million of IBNR reserves recoverable (December 31, 2011: $451.3 million). With the exception of one BBB+ rated reinsurer from which $44.9 million was recoverable, the other top ten reinsurers, as at September 30, 2012, were all rated A+ or better. As at December 31, 2011, with the exception of one BBB+ rated reinsurer from which $55.2 million was recoverable, the other top ten reinsurers were all rated A+ or better. Reinsurance recoverables by reinsurer were as follows:

	September 30, 2012		December 31, 2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top ten reinsurers	$846,960	68.0%	$1,252,929	70.0%
Other reinsurers’ balances > $1 million	394,707	31.6%	532,303	29.7%
Other reinsurers’ balances < $1 million	4,640	0.4%	4,350	0.3%

Total	$1,246,307	100.0%	$1,789,582	100.0%

As at September 30, 2012 and December 31, 2011, reinsurance balances recoverable with a carrying value of $208.1 million and $235.8 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances receivable. Of the $208.1 million receivable from the reinsurer as at September 30, 2012, $151.7 million is secured by a trust fund held for the benefit of the Company’s reinsurance subsidiaries. As at September 30, 2012, the reinsurer had a credit rating of A+, as provided by a major rating agency. In the event that all or any of the reinsuring companies that have not secured their obligations are unable to meet their obligations under existing reinsurance agreements, the Company’s reinsurance subsidiaries will be liable for such defaulted amounts.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	September 30, 2012	December 31, 2011
Outstanding	$2,063,708	$2,549,648
Incurred but not reported	1,888,124	2,110,299
Fair value adjustment	(312,827)	(377,031)

	$3,639,005	$4,282,916

Refer to Note 10 of Item 8 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for more information on establishing reserves.

Loss and loss adjustment expenses decreased by $643.9 million in the nine months ended September 30, 2012 primarily as a result of claim settlements, commutations and reserve reviews, partially offset by loss reserves assumed and acquired of $80.5 million.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance balances recoverable.

	Three Months Ended September 30,
	2012	2011
Balance as at July 1	$3,810,331	$3,267,341
Less: total reinsurance reserves recoverable	1,064,854	556,374

	2,745,477	2,710,967
Effect of exchange rate movement	12,003	(39,038)
Net reduction in ultimate loss and loss adjustment expense liabilities	(62,547)	(50,114)
Net losses paid	(79,903)	(73,941)
Acquired on purchase of subsidiaries	—	600,045
Retroactive reinsurance contracts assumed	19,403	40,660

Net balance as at September 30	2,634,433	3,188,579
Plus: total reinsurance reserves recoverable	1,004,572	1,551,262

Balance as at September 30	$3,639,005	$4,739,841

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2012 and 2011 was due to the following:

	Three Months Ended September 30,
	2012	2011
Net losses paid	$(79,903)	$(73,941)
Net change in case and LAE reserves	104,881	99,447
Net change in IBNR	33,528	16,961

Reduction in estimates of net ultimate losses	58,506	42,467
Reduction in provisions for bad debt	—	2,399
Reduction in provisions for unallocated loss adjustment expense liabilities	12,579	14,113
Amortization of fair value adjustments	(8,538)	(8,865)

Net reduction in ultimate loss and loss adjustment expense liabilities	$62,547	$50,114

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

Net change in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys and the Company’s review of historic case reserves, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2012 of $62.5 million was attributable to a reduction in estimates of net ultimate losses of $58.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.6 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $8.5 million.

The reduction in estimates of net ultimate losses of $58.5 million, comprised of net favorable incurred loss development of $25.0 million and reductions in IBNR reserves of $33.5 million, related primarily to:

(i)	the conclusion of the Company’s annual review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

(ii)	an aggregate reduction in IBNR reserves of $9.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in twelve of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The Company, in conjunction with its independent actuaries, completed an actuarial review of the loss reserves for twelve of its most seasoned insurance and reinsurance subsidiaries as at September 30, 2012; and

(iii)	a reduction in estimates of net ultimate losses of $21.2 million following the completion of two commutations and four policy buy-backs and settlements of assumed reinsurance liabilities.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2011 of $50.1 million was attributable to a reduction in estimates of net ultimate losses of $42.5 million, a reduction in provisions for bad debt of $2.4 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $14.1 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $8.9 million.

The reduction in estimates of net ultimate losses of $42.5 million for the three months ended September 30, 2011, comprised of net favorable incurred loss development of $25.5 million and reductions in IBNR reserves of $17.0 million, related primarily to:

(i)	the conclusion of the Company’s annual review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

(ii)	an aggregate reduction in IBNR reserves of $10.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The Company, in conjunction with its independent actuaries, completed an actuarial review of the loss reserves for eleven of its most seasoned insurance and reinsurance subsidiaries as at September 30, 2011.

The reduction in provisions for bad debt of $2.4 million for the three months ended September 30, 2011 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance balances recoverable.

	Nine Months Ended September 30,
	2012	2011
Balance as at January 1	$4,282,916	$3,291,275
Less: total reinsurance reserves recoverable	1,383,003	525,440

	2,899,913	2,765,835
Effect of exchange rate movement	9,122	(5,686)
Net reduction in ultimate loss and loss adjustment expense liabilities	(141,730)	(88,501)
Net losses paid	(213,396)	(227,280)
Acquired on purchase of subsidiaries	—	610,484
Reserves acquired from loss portfolio transfers	58,721	—
Retroactive reinsurance contracts assumed	21,803	133,727

Net balance as at September 30	2,634,433	3,188,579
Plus: total reinsurance reserves recoverable	1,004,572	1,551,262

Balance as at September 30	$3,639,005	$4,739,841

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2012 and 2011 was due to the following:

	Nine Months Ended September 30,
	2012	2011
Net losses paid	$(213,396)	$(227,280)
Net change in case and LAE reserves	272,837	247,951
Net change in IBNR	60,780	52,237

Reduction in estimates of net ultimate losses	120,221	72,908
Reduction in provisions for bad debt	2,782	4,071
Reduction in provisions for unallocated loss adjustment expense liabilities	37,092	37,433
Amortization of fair value adjustments	(18,365)	(25,911)

Net reduction in ultimate loss and loss adjustment expense liabilities	$141,730	$88,501

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2012 of $141.7 million was attributable to a reduction in estimates of net ultimate losses of $120.2 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.1 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $18.4 million.

The reduction in estimates of net ultimate losses of $120.2 million for the nine months ended September 30, 2012, comprised of net favorable incurred loss development of $59.4 million and reductions in IBNR reserves of $60.8 million, related primarily to:

(i)	the conclusion of the Company’s annual review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

(ii)	an aggregate reduction in IBNR reserves of $9.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in twelve of the Company’s most seasoned insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $82.9 million following the completion of eight commutations and four policy buy-backs and settlements of assumed reinsurance liabilities, including one of the Company’s largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among the Company’s largest ten reinsurance recoverable balances as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million for the nine months ended September 30, 2012 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2011 of $88.5 million was attributable to a reduction in estimates of net ultimate losses of $72.9 million, a reduction in provisions for bad debt of $4.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.4 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.9 million.

The reduction in estimates of net ultimate losses of $72.9 million for the nine months ended September 30, 2011, comprised of net favorable incurred loss development of $20.7 million and reductions in IBNR reserves of $52.2 million, related primarily to:

(i)	the conclusion of the Company’s annual review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

(ii)	an aggregate reduction in IBNR reserves of $38.7 million as a result of the completion of two commutations of the Company’s largest ten exposures and the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of the Company’s most seasoned insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts.

The reduction in provisions for bad debt of $4.1 million for the nine months ended September 30, 2011 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

9.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions along with loans outstanding in relation to the share repurchase agreements (the “Repurchase Agreements”) entered into with three of its executives and certain trusts and a corporation affiliated with the executives. The Company’s two outstanding credit facilities (its EGL Revolving Credit Facility and its term facility related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”)), as well as the Repurchase Agreements, are described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

On June 29, 2012, the Company fully repaid the outstanding principal and accrued interest of $118.0 million on its EGL Revolving Credit Facility. As of September 30, 2012, the unused portion of the EGL Revolving Credit Facility was $250.0 million.

As of September 30, 2012, all of the covenants relating to the two credit facilities were met.

Total amounts of loans payable outstanding, including accrued interest, as of September 30, 2012 and December 31, 2011 totaled $127.2 million and $242.7 million, respectively, and were comprised as follows:

Facility	Date of Facility	September 30, 2012	December 31, 2011
EGL Revolving Credit Facility	June 30, 2011	$—	$115,875
Clarendon Facility	July 12, 2011	106,500	106,500

Total long-term bank debt		106,500	222,375
Repurchase Agreements	October 1, 2010	18,667	18,667
Accrued interest on loans payable		1,991	1,668

Total loans payable		$127,158	$242,710

The final repayment of principal and accrued interest under the Repurchase Agreements is payable on December 1, 2012.

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

(a)    Employee share plans

Employee share awards for the nine months ended September 30, 2012 are summarized as follows:

	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	203,930	$20,026
Granted	4,363	$359
Vested	(47,649)	$(4,623)

Nonvested — September 30	160,644	$16,008

(i)	2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the nine months ended September 30, 2012 and 2011, 191 and 16,328 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the nine months ended September 30, 2012 was less than $0.1 million and was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “2011 Program”) accrual established for the year ended December 31, 2011. The total value of the awards for the nine months ended September 30, 2011 was $1.5 million and was charged against the 2006-2010 Annual Incentive Compensation Program (the “2006 Program”) accrual established for the year ended December 31, 2010. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the 2011 Program.

In addition, for the nine months ended September 30, 2011, 50,000 restricted shares were awarded under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s non-vested share awards as at September 30, 2012 and 2011 was $8.3 million and $11.1 million, respectively. This cost is expected to be recognized evenly over the next 3.2 years. Compensation costs of $0.7 million and $2.1 million relating to these share awards were recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2012, respectively, as compared to $0.7 million and $2.0 million, respectively, for the three and nine months ended September 30, 2011.

The accrued expense relating to the 2011 Program for the three and nine months ended September 30, 2012 was $8.6 million and $17.5 million, respectively, as compared to $2.1 million and $4.0 million, respectively, for three and nine months ended September 30, 2011 relating to the 2006 Program.

(ii)	Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan have been recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, 4,172 and 3,977 shares, respectively, were issued to employees.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	EMPLOYEE BENEFITS — (cont’d)

(b)    Options

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value of Shares
Outstanding — January 1, 2012	98,075	$40.78	$5,631
Exercised	—	—	—

Outstanding — September 30, 2012	98,075	$40.78	$5,773

Stock options outstanding and exercisable as of September 30, 2012 were as follows:

Exercise Price	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
$40.78	98,075	$40.78	0.9

On November 2, 2012, the remaining outstanding stock options were fully exercised.

(c)    Deferred Compensation and Stock Plan for Non-Employee Directors

For the nine months ended September 30, 2012 and 2011, 2,360 and 3,388 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded director fee expenses for the three and nine months ended September 30, 2012 of $0.1 million and $0.2 million, respectively, as compared to $0.1 million and $0.3 million for three and nine months ended September 30, 2011, respectively.

(d)    Pension plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans are structured as defined contribution plans, except for the PWAC Plan discussed below. Pension expense for the three and nine months ended September 30, 2012 was $0.2 million and $3.1 million, respectively, as compared to $1.0 million and $3.2 million, respectively, for three and nine months ended September 30, 2011.

The Company acquired, as part of its 2010 acquisition of PW Acquisition Company (“PWAC”), a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. As at September 30, 2012 and December 31, 2011, PWAC had an accrued liability of $9.6 million and $10.5 million, respectively, for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the three and nine months ended September 30, 2012, of $0.2 million and $0.5 million, respectively, as compared to $0.2 million and $0.5 million, respectively, for the three and nine months ended September 30, 2011.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$47,716	$12,064	$98,111	$24,942
Weighted average ordinary shares outstanding — basic	16,437,780	14,270,003	16,433,943	13,743,191

Net earnings per ordinary share attributable to Enstar Group Limited — basic	$2.90	$0.85	$5.97	$1.81

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$47,716	$12,064	$98,111	$24,942
Weighted average ordinary shares outstanding — basic	16,437,780	14,270,003	16,433,943	13,743,191
Share equivalents:
Nonvested shares	160,644	203,930	163,062	194,223
Restricted share units	15,046	19,594	14,263	16,854
Options	63,059	65,637	63,088	70,876

Weighted average ordinary shares outstanding — diluted	16,676,529	14,559,164	16,674,356	14,025,144

Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$2.86	$0.83	$5.88	$1.78

12.	RELATED PARTY TRANSACTIONS

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Mr. Flowers was one of the Company’s largest shareholders until May 2012, and until May 6, 2011 was a member of the Company’s Board of Directors.

As at September 30, 2012, investments associated with Mr. Flowers accounted for 92.0% of the total unfunded capital commitments of the Company and 40.3% of the total amount of investments classified as other investments by the Company. The table below summarizes the Company’s related party investments with affiliates of Mr. Flowers.

	September 30, 2012 Unfunded Commitment	December 31, 2011 Unfunded Commitment	September 30, 2012 Fair Value	December 31, 2011 Fair Value
J.C. Flowers II L.P.	$2,218	$2,220	$21,972	$22,458
J.C. Flowers III L.P.	56,482	69,247	41,026	35,780
JCF III Co-invest I L.P.	—	—	22,922	23,334
New NIB Partners L.P.	—	—	18,736	20,521
Varadero International Ltd.	—	—	52,322	24,395

Total	$58,700	$71,467	$156,978	$126,488

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	RELATED PARTY TRANSACTIONS — (cont’d)

As of September 30, 2012 and December 31, 2011, the Company included $224.4 million and $221.8 million, respectively, as part of noncontrolling interest on its balance sheet relating to five companies acquired in 2008 in which J.C. Flowers II L.P. co-invested.

On January 1, 2012, Lloyd’s Syndicate 2008 (“S2008”) transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of a reinsurance to close transaction (“RITC”). Following the transfer, the existing noncontrolling interest held by JCF FPK I L.P. and J.C. Flowers II L.P. ceased, resulting in the Company now providing 100% of the investment in S2008. As at September 30, 2012, $28.1 million payable by the Company in respect of noncontrolling interest related to this RITC transaction has been included in the Company’s balance sheet as part of accounts payable and accrued liabilities.

13.	TAXATION

Earnings before income taxes include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Domestic (Bermuda)	$(5,939)	$(6,519)	$11,841	$(22,970)
Foreign	76,131	33,003	130,255	71,134

Total	$70,192	$26,484	$142,096	$48,164

Tax expense for income taxes is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	13,397	1,905	22,842	5,928

	13,397	1,905	22,842	5,928

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	1,303	2,531	7,505	100

	1,303	2,531	7,505	100

Total tax expense	$14,700	$4,436	$30,347	$6,028

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Earnings before income tax	$70,192	$26,484	$142,096	$48,164

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	26.1%	33.9%	24.4%	38.2%
Change in uncertain tax positions	0.1%	(0.2)%	0.1%	0.3%
Change in valuation allowance	(5.4)%	(18.1)%	(3.3)%	(24.7)%
Impact of Australian tax consolidation	0.0%	0.0%	0.0%	(1.9)%
Other	0.1%	1.1%	0.2%	0.7%

Effective tax rate	20.9%	16.7%	21.4%	12.6%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $5.8 million and $5.6 million relating to uncertain tax positions as of September 30, 2012 and December 31, 2011, respectively.

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

On March 14, 2012, the Company eliminated a certain guarantee of its obligation to its wholly-owned subsidiary, Fitzwilliam, in respect of a letter of credit issued on its behalf by a London-based bank in the amount of £7.5 million (approximately $11.7 million) relating to Fitzwilliam’s insurance contract requirements.

On June 26, 2012, the Company provided a limited parental guarantee supporting Fitzwilliam’s obligation in respect of an amendment to an existing letter of credit issued on its behalf by a London-based bank in the amount of approximately $11.2 million relating to Fitzwilliam’s insurance contract requirements.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	COMMITMENTS AND CONTINGENCIES — (cont’d)

As at September 30, 2012 and December 31, 2011, the Company had, in total, parental guarantees supporting Fitzwilliam’s obligations in the amount of $231.0 million and $219.9 million, respectively.

As at September 30, 2012, the Company has funded $0.8 million of its total $5.0 million commitment to Dowling Capital Partners I, L.P.

The Company has entered into definitive agreements with respect to: (i) the SeaBright Merger, which is expected to close in the fourth quarter of 2012 or the first quarter of 2013; (ii) the Reciprocal of America loss portfolio transfer, which is expected to close in the first quarter of 2013; and (iii) the purchase of all of the shares of HLIC DE and HSBC DE, which is expected to close by the end of the first quarter of 2013. The SeaBright Merger and HSBC agreements are described in Note 2 — “Acquisitions”, and the Reciprocal of America agreement is described in Note 3 — “Significant New Business”.

In connection with the Company’s definitive agreement to acquire SeaBright, two purported class action lawsuits were filed against SeaBright, the members of its board of directors, the Company’s merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, the Company. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits allege, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and the Company aided and abetted the alleged breaches of fiduciary duties. In the suits, plaintiffs sought to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement, as well as monetary damages, including attorneys’ fees and expenses. The Company believes these suits are without merit. Nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, the Company, SeaBright and the SeaBright director defendants have agreed in principle to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement requires SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement will not change the amount of the Merger Consideration that the Company will pay to SeaBright’s stockholders in any way, nor will it alter any deal terms or affect the timing of the November 19, 2012 SeaBright stockholder meeting (at which stockholders will vote on whether to approve the Merger). The settlement is subject to execution and delivery of definitive documentation, the closing of the Merger, approval by the Washington court of the settlement and approval by the Delaware court of dismissal of the Delaware suit. If the settlement becomes effective, both lawsuits will be dismissed.

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

We have reviewed the condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of September 30, 2012, the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2012, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month period ended September 30, 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2011, were audited by other accountants whose report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements. Such consolidated financial statements were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011. Additionally, the condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2011, and the related statements of changes in shareholders’ equity and cash flows for the nine-month period ended September 30, 2011, were not reviewed or audited by us, and accordingly, we do not express an opinion or any form of assurance on them.

/s/ KPMG Audit Limited

Hamilton, Bermuda

November 8, 2012

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have, as of September 30, 2012, completed the acquisition of 35 insurance and reinsurance companies and 18 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Of the 18 portfolios of insurance and reinsurance business, 10 were Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we previously acquired.

Acquisitions

SeaBright

On August 27, 2012, we, AML Acquisition, Corp., or AML, our wholly-owned subsidiary, and SeaBright Holdings, Inc., or SeaBright, entered into an Agreement and Plan of Merger, or the Merger Agreement, providing for the merger of AML with and into SeaBright, or the Merger, with SeaBright surviving the Merger as our indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois domiciled insurer that is commercially domiciled in California. The Company expects to pay the aggregate purchase price of approximately $252.2 million through a combination of cash on hand and a bank loan facility to be finalized before closing.

At the effective date of the Merger, each outstanding share of SeaBright common stock (other than shares held by SeaBright in treasury or held by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be automatically cancelled and converted into the right to receive $11.11 in cash, without interest, or the Merger Consideration. Each outstanding option to purchase shares of SeaBright common stock will fully vest at the effective date of the Merger and be cancelled and converted into the right to receive the Merger Consideration less the per share exercise price of the option. Each outstanding share of SeaBright restricted stock and each SeaBright restricted stock unit will fully vest at the effective time and be cancelled and converted into the right to receive the Merger Consideration. Consummation of the Merger is subject to certain conditions, including the adoption of the Merger Agreement by SeaBright’s stockholders, receipt of certain regulatory approvals and certain other customary closing conditions. The transaction is expected to close in the fourth quarter of 2012 or the first quarter of 2013.

HSBC

On September 6, 2012, we and our wholly-owned subsidiary, Pavonia Holdings (US), Inc., or Pavonia, entered into a definitive agreement for the purchase of all of the shares of Household Life Insurance Company of Delaware, or HLIC DE, and HSBC Insurance Company of Delaware, or HSBC DE, from Household Insurance Group Holding Company, an affiliate of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, respectively, all of which will be in run-off at the time the transaction closes. The companies to be acquired have written various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance, and annuities.

The base purchase price of approximately $181.0 million will be adjusted under the terms of the stock purchase agreement based upon changes to the capital and surplus of the acquired entities arising from the operation of the business prior to closing. We expect to finance the purchase price through a combination of cash on hand and a drawing under our Revolving Credit Facility with National Australia Bank Limited and Barclays Corporate, or the EGL Revolving Credit Facility. We are a party to the acquisition agreement and have guaranteed the performance by Pavonia of its obligations thereunder. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of the first quarter of 2013.

Significant New Business

Zurich Danish Portfolio

On June 30, 2012, we, through the Danish branch of our wholly-owned subsidiary, Marlon Insurance Company Limited, or Marlon, acquired, by way of loss portfolio transfer under Danish law, a portfolio of reinsurance and professional disability business from the Danish branch of Zurich Insurance Company, or Zurich. After reflecting the final balances reported by Zurich, Marlon received total assets and liabilities of approximately $60.0 million.

Reciprocal of America

On July 6, 2012, we, through our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $174.0 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the first quarter of 2013.

Claremont

On August 6, 2012, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, entered into a novation agreement with another of our wholly-owned subsidiaries, Claremont Liability Insurance Company, or Claremont, and one of Claremont’s reinsurers with respect to a quota share contract. Under the novation agreement, Fitzwilliam replaced the reinsurer on the quota share contract in exchange for total assets and liabilities of approximately $16.5 million.

Results of Operations

The following table sets forth our selected consolidated statement of earnings data for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands of U.S. dollars)
INCOME
Consulting fees	$1,944	$1,623	$5,913	$7,704
Net investment income	19,658	18,498	60,995	53,105
Net realized and unrealized gains (losses)	28,280	(8,512)	55,353	6,983
Gain on bargain purchase	—	—	—	13,105

	49,882	11,609	122,261	80,897

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(58,506)	(42,467)	(120,221)	(72,908)
Reduction in provisions for bad debt	—	(2,399)	(2,782)	(4,071)
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,579)	(14,113)	(37,092)	(37,433)
Amortization of fair value adjustments	8,538	8,865	18,365	25,911

	(62,547)	(50,114)	(141,730)	(88,501)
Salaries and benefits	25,138	20,923	69,968	48,028
General and administrative expenses	14,409	20,759	43,423	66,720
Interest expense	1,713	2,435	5,886	6,098
Net foreign exchange losses (gains)	977	(8,878)	2,618	388

	(20,310)	(14,875)	(19,835)	32,733

Earnings before income taxes	70,192	26,484	142,096	48,164
Income taxes	(14,700)	(4,436)	(30,347)	(6,028)

NET EARNINGS	55,492	22,048	111,749	42,136
Less: Net earnings attributable to noncontrolling interest	(7,776)	(9,984)	(13,638)	(17,194)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$47,716	$12,064	$98,111	$24,942

Comparison of the Three Months Ended September 30, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $55.5 million and $22.0 million for the three months ended September 30, 2012 and 2011, respectively. The increase in earnings of approximately $33.5 million was attributable primarily to the following:

(i)	an increase in net realized and unrealized gains of $36.8 million due to mark-to-market changes in the market value of our other investments, along with an increase in net realized and unrealized gains on our fixed maturity investments classified as trading;

(ii)	an increase in net reduction in ultimate loss and loss adjustment expense liabilities of $12.4 million; and

(iii)	a decrease in general and administrative expenses of $6.4 million due primarily to decreased professional fees, principally related to decreased legal fees and settlement costs related to certain litigation settled in 2011, along with decreased arrangement and agency fees in connection with our term loan facility relating to our acquisition of Clarendon National Insurance Company, or the Clarendon Facility, which we entered into in 2011; partially offset by

(iv)	an increase in income tax expense of $10.3 million due to higher net earnings within our taxable subsidiaries;

(v)	a net foreign exchange loss of $1.0 million in the three months ended September 30, 2012, which was a $9.8 million decrease from the net foreign exchange gain in 2011; and

(vi)	an increase in salaries and benefits costs of $4.2 million due primarily to an increase in the bonus accrual of $6.3 million for the three months ended September 30, 2012 as compared to 2011, partially offset by a decrease in staff costs due to a decrease in our overall headcount from 425 at September 30, 2011 to 393 at September 30, 2012.

Noncontrolling interest in earnings decreased by $2.2 million to $7.8 million for the three months ended September 30, 2012 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $35.6 million from $12.1 million for the three months ended September 30, 2011 to $47.7 million for the three months ended September 30, 2012.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2012	2011	Variance	2012	2011	Variance
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Total	$19,658	$18,498	$1,160	$28,280	$(8,512)	$36,792

Net investment income (inclusive of realized and unrealized gains (losses)) for the three months ended September 30, 2012 increased by $37.9 million to $47.9 million, as compared to $10.0 million for the three months ended September 30, 2011.

During the three months ended September 30, 2012, our average cash and investments (excluding equities and other investments) were $3.94 billion as compared to $4.24 billion for the three months ended September 30, 2011. The return on our cash and fixed income investments (inclusive of net realized and unrealized gains (losses), but excluding net investment income and net realized and unrealized gains (losses) related to our other investments and equities) for the three months ended September 30, 2012 was 0.87% as compared to the return of 0.37% for the three months ended September 30, 2011. The increased return was largely due to realized gains during the three months ended September 30, 2012 on the sale of a number of our available-for-sale investments, combined with increases in unrealized gains on our fixed income portfolio as a result of spread compression, particularly in our structured credit and corporate bond positions.

The return on our other investments and equities (inclusive of net realized and unrealized gains (losses)) for the three months ended September 30, 2012 was 2.60% as compared to the return of (2.81)% for the three months ended September 30, 2011. The increased return is attributable to a combination of increases in unrealized gains on our equity holdings (including our equity fund holding), which benefitted from rising global equity markets during the quarter, and increases in the value of our fixed income funds within our other investments portfolio due to spread compression in the fixed income markets. We also benefitted from increased allocations to, and improved performance of, other investments and equities during the three months ended September 30, 2012, as compared to the same period in 2011.

The average credit rating of our fixed maturity investments for the three months ended September 30, 2012 and September 30, 2011 was AA-.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands of U.S. dollars)
Net losses paid	$(79,903)	$(73,941)
Net change in case and LAE reserves	104,881	99,447
Net change in IBNR	33,528	16,961

Reduction in estimates of net ultimate losses	58,506	42,467
Reduction in provisions for bad debt	—	2,399
Reduction in provisions for unallocated loss adjustment expense liabilities	12,579	14,113
Amortization of fair value adjustments	(8,538)	(8,865)

Net reduction in ultimate loss and loss adjustment expense liabilities	$62,547	$50,114

Net change in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys and our review of historic case reserves, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in incurred but not reported, or IBNR, reserves represents the change in our actuarial estimates of losses incurred but not reported.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2012 of $62.5 million was attributable to a reduction in estimates of net ultimate losses of $58.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.6 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $8.5 million.

The reduction in estimates of net ultimate losses of $58.5 million, comprised of net favorable incurred loss development of $25.0 million and reductions in IBNR reserves of $33.5 million, related primarily to:

(i)	the conclusion of our annual review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

(ii)	an aggregate reduction in IBNR reserves of $9.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in twelve of our more seasoned insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. We, in conjunction with our independent actuaries, completed an actuarial review of the loss reserves for twelve of our most seasoned insurance and reinsurance subsidiaries as at September 30, 2012; and

(iii)	a reduction in estimates of net ultimate losses of $21.2 million following the completion of two commutations and four policy buy-backs and settlements of assumed reinsurance liabilities.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended September 30, 2011 of $50.1 million was attributable to a reduction in estimates of net ultimate losses of $42.5 million, a reduction in provisions for bad debt of $2.4 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $14.1 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $8.9 million.

The reduction in estimates of net ultimate losses of $42.5 million for the three months ended September 30, 2011, comprised of net favorable incurred loss development of $25.5 million and reductions in IBNR reserves of $17.0 million, related primarily to:

(i)	the conclusion of our annual review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

(ii)	an aggregate reduction in IBNR reserves of $10.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. We, in conjunction with our independent actuaries, completed an actuarial review of the loss reserves for eleven of our most seasoned insurance and reinsurance subsidiaries as at September 30, 2011.

The reduction in provisions for bad debt of $2.4 million for the three months ended September 30, 2011 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance balances recoverable.

	Three Months Ended September 30,
	2012	2011
	(in thousands of U.S. dollars)
Balance as at July 1	$3,810,331	$3,267,341
Less: total reinsurance reserves recoverable	1,064,854	556,374

	2,745,477	2,710,967
Effect of exchange rate movement	12,003	(39,038)
Net reduction in ultimate loss and loss adjustment expense liabilities	(62,547)	(50,114)
Net losses paid	(79,903)	(73,941)
Acquired on purchase of subsidiaries	—	600,045
Retroactive reinsurance contracts assumed	19,403	40,660

Net balance as at September 30	2,634,433	3,188,579
Plus: total reinsurance reserves recoverable	1,004,572	1,551,262

Balance as at September 30	$3,639,005	$4,739,841

Refer to “— Significant New Business — Claremont” for information regarding reserves acquired from retroactive reinsurance contracts assumed during the three months ended September 30, 2012.

Salaries and Benefits:

	Three Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$25,138	$20,923	$(4,215)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $25.1 million and $20.9 million for the three months ended September 30, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)	an increase in the bonus accrual of approximately $6.3 million for the three months ended September 30, 2012 as compared to 2011 (expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability); partially offset by

(ii)	a decrease in staff costs due to a decrease in staff numbers from 425 at September 30, 2011 to 393 at September 30, 2012; and

(iii)	a decrease in U.S. dollar costs of our U.K.-based staff following a decrease in the average British pound exchange rate from approximately 1.6096 for the three months ended September 30, 2011 to 1.5813 for the three months ended September 30, 2012. Of our total headcount for the three months ended September 30, 2011 and 2012, approximately 54% and 53% of salaries, respectively, were paid in British pounds.

General and Administrative Expenses:

	Three Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$14,409	$20,759	$6,350

General and administrative expenses decreased by $6.4 million during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in expenses for 2012 related primarily to:

(i)	a decrease in bank costs of $2.6 million associated primarily with the arrangement and agency fees paid in connection with establishing the Clarendon Facility in 2011; and

(ii)	a decrease of $2.4 million in professional and consulting fees due principally to decreased legal fees and settlement costs related to certain litigation settled in 2011.

Net Foreign Exchange Losses (Gains):

	Three Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$977	$(8,878)	$(9,855)

We recorded net foreign exchange losses of $1.0 million and net foreign exchange gains of $8.9 million for the three months ended September 30, 2012 and 2011, respectively. The net foreign exchange losses for the three months ended September 30, 2012 arose primarily as a result of a decrease of $1.6 million in the fair value of our Australian dollar and British pound forward exchange contracts. On February 8, 2012, we entered into two foreign currency forward exchange contracts, pursuant to which we sold AU$25.0 million for $26.2 million and AU$35.0 million for $36.1 million. The contracts have settlement dates of December 19, 2012 and May 10, 2013, respectively. In addition, we entered into a British pound forward exchange contract pursuant to which we sold 17.0 million British pounds for $26.6 million. The contract has a settlement date of March 6, 2013.

The net foreign exchange gains for the three months ended September 30, 2011 arose primarily as a result of the holding of surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the U.S. dollar was appreciating against the Australian dollar, as well as the foreign exchange gains of $3.0 million realized on an Australian dollar forward exchange contract, which we entered into on August 23, 2011 and closed out on September 22, 2011.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the three months ended September 30, 2012, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $2.8 million as compared to losses, net of noncontrolling interest, of $18.7 million for the same period in 2011. For the three months ended September 30, 2012, the currency translation adjustments related primarily to our Australia-based and Ireland-based subsidiaries. As the functional currency of these subsidiaries is Australian dollars and Euros, respectively, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar or Euro assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$14,700	$4,436	$(10,264)

We recorded income tax expense of $14.7 million and $4.4 million for the three months ended September 30, 2012 and 2011, respectively. The increase in taxes for the three months ended September 30, 2012 was due predominantly to higher overall net earnings in our taxable subsidiaries as compared to the same period in 2011.

Noncontrolling Interest:

	Three Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$7,776	$9,984	$2,208

We recorded a noncontrolling interest in earnings of $7.8 million and $10.0 million for the three months ended September 30, 2012 and 2011, respectively. The decrease for the three months ended September 30, 2012 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. In addition, on January 1, 2012, Lloyd’s Syndicate 2008, or S2008, transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by JCF FPK I L.P. and J.C. Flowers II L.P. ceased, resulting in us now providing 100% of the investment in S2008.

Comparison of the Nine Months Ended September 30, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $111.7 million and $42.1 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in earnings of approximately $69.6 million was primarily attributable to the following:

(i)	an increase in net reduction in ultimate loss and loss adjustment expense liabilities of $53.2 million;

(ii)	an increase in net realized and unrealized gains of $48.4 million due to mark-to-market changes in the market value of our other investments, along with an increase in net realized and unrealized gains on our fixed maturity investments classified as trading;

(iii)	a decrease in general and administrative expenses of $23.3 million due primarily to a decrease in professional fees, principally related to decreased legal fees and settlement costs related to certain litigation settled in 2011, along with decreased arrangement and agency fees related to both the Clarendon Facility and the EGL Revolving Credit Facility, both of which we entered into in 2011; and

(iv)	an increase in net investment income of $7.9 million; partially offset by

(v)	an increase in salaries and benefits costs of $21.9 million due primarily to an increase in the bonus accrual of $12.9 million for the nine months ended September 30, 2012 as compared to 2011, along with an increase in our overall average headcount from 362 to 402 for the nine months ended September 30, 2011 and 2012, respectively;

(vi)	an increase in income tax expense of $24.3 million due in large part to higher net earnings within our taxable subsidiaries;

(vii)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna Life Limited, or Laguna (as compared to no gain on bargain purchase in 2012); and

(viii)	an increase in net foreign exchange losses of $2.2 million.

Noncontrolling interest in earnings decreased by $3.6 million to $13.6 million for the nine months ended September 30, 2012 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $73.2 million from $24.9 million for the nine months ended September 30, 2011 to $98.1 million for the nine months ended September 30, 2012.

Net Investment Income and Net Realized and Unrealized Gains:

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2012	2011	Variance	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$60,995	$53,105	$7,890	$55,353	$6,983	$48,370

Net investment income (inclusive of net realized and unrealized gains) for the nine months ended September 30, 2012 increased by $56.3 million to $116.4 million, as compared to $60.1 million for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, our average cash and investments (excluding equities and other investments) were $4.10 billion as compared to $3.90 billion for the nine months ended September 30, 2011. The return on our cash and fixed income investments (inclusive of net realized and unrealized gains (losses), but excluding net investment income and net realized and unrealized gains (losses) related to our other investments and equities) for the nine months ended September 30, 2012 was 2.05% as compared to the return of 1.28% for the nine months ended September 30, 2011. The increased return was largely due to realized gains during the nine months ended September 30, 2012 on the sale of a number of our available-for-sale investments, combined with increases in unrealized gains on our fixed income portfolio as a result of spread compression, particularly in our structured credit and corporate bond positions. In addition, increases in average investment balances coupled with increases in yield earned resulted in higher investment income from cash and fixed income investments.

The return on our other investments and equities (inclusive of net realized and unrealized gains (losses)) for the nine months ended September 30, 2012 was 6.72% as compared to the return of 0.96% for the same period in 2011. The increased return is attributable to a combination of increases in unrealized gains on our equity holdings (including our equity fund holding), which benefitted from rising global equity markets during 2012, and increases in the value of our fixed income funds within our other investments portfolio due to spread compression in the fixed income markets. We also benefitted from increased allocations to, and improved performance of, other investments and equities during the nine months ended September 30, 2012, as compared to same period for 2011.

The average credit rating of our fixed maturity investments for the nine months ended September 30, 2012 and 2011 was AA-.

Gain on Bargain Purchase:

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$—	$13,105	$(13,105)

Gain on bargain purchase of $13.1 million was recorded for the nine months ended September 30, 2011. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the aggregate fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess was, in accordance with the provisions of the Business Combinations topic of the FASB Accounting Standards Codification 805, recognized as income for the nine months ended September 30, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands of U.S. dollars)
Net losses paid	$(213,396)	$(227,280)
Net change in case and LAE reserves	272,837	247,951
Net change in IBNR	60,780	52,237

Reduction in estimates of net ultimate losses	120,221	72,908
Reduction in provisions for bad debt	2,782	4,071
Reduction in provisions for unallocated loss adjustment expense liabilities	37,092	37,433
Amortization of fair value adjustments	(18,365)	(25,911)

Net reduction in ultimate loss and loss adjustment expense liabilities	$141,730	$88,501

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2012 of $141.7 million was attributable to a reduction in estimates of net ultimate losses of $120.2 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.1 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $18.4 million.

The reduction in estimates of net ultimate losses of $120.2 million for the nine months ended September 30, 2012, comprised of net favorable incurred loss development of $59.4 million and reductions in IBNR reserves of $60.8 million, related primarily to:

(i)	the conclusion of our annual review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

(ii)	an aggregate reduction in IBNR reserves of $9.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in twelve of our most seasoned insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)

a reduction in estimates of net ultimate losses of $82.9 million following the completion of eight commutations and four policy buy-backs and settlements of assumed reinsurance liabilities, including one of our largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among our largest ten reinsurance recoverable balances as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million for the nine months ended September 30, 2012 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate loss and loss adjustment expense liabilities for the nine months ended September 30, 2011 of $88.5 million was attributable to a reduction in estimates of net ultimate losses of $72.9 million, a reduction in provisions for bad debt of $4.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.4 million, relating to 2011 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $25.9 million.

The reduction in estimates of net ultimate losses of $72.9 million for the nine months ended September 30, 2011, comprised of net favorable incurred loss development of $20.7 million and reductions in IBNR reserves of $52.2 million, related primarily to:

(i)	the conclusion of our annual review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 7,400 advised case reserves with an aggregate value of $30.5 million; and

(ii)	an aggregate reduction in IBNR reserves of $38.7 million as a result of the completion of two commutations of our largest ten exposures and the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of our most seasoned insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts.

The reduction in provisions for bad debt of $4.1 million for the nine months ended September 30, 2011 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2012 and 2011. Losses incurred and paid are reflected net of reinsurance balances recoverable.

	Nine Months Ended September 30,
	2012	2011
	(in thousands of U.S. dollars)
Balance as at January 1	$4,282,916	$3,291,275
Less: total reinsurance reserves recoverable	1,383,003	525,440

	2,899,913	2,765,835
Effect of exchange rate movement	9,122	(5,686)
Net reduction in ultimate loss and loss adjustment expense liabilities	(141,730)	(88,501)
Net losses paid	(213,396)	(227,280)
Acquired on purchase of subsidiaries	—	610,484
Reserves acquired from loss portfolio transfers	58,721	—
Retroactive reinsurance contracts assumed	21,803	133,727

Net balance as at September 30	2,634,433	3,188,579
Plus: total reinsurance reserves recoverable	1,004,572	1,551,262

Balance as at September 30	$3,639,005	$4,739,841

Refer to “— Significant New Business —” for information regarding reserves acquired from retroactive reinsurance contracts assumed and loss portfolio transfers during the nine months ended September 30, 2012.

Salaries and Benefits:

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$69,968	$48,028	$(21,940)

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $70.0 million and $48.0 million for the nine months ended September 30, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)	an increase in staff costs due to an increase in average staff numbers from 362 for the nine months ended September 30, 2011 to 402 for the nine months ended September 30, 2012, primarily related to the expansion of our U.S. operations; and

(ii)	an increase of approximately $12.9 million in the bonus accrual for the nine months ended September 30, 2012 as compared to 2011 (expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability); partially offset by

(iii)	a decrease in U.S. dollar costs of our U.K.-based staff following a decrease in the average British pound exchange rate from approximately 1.6146 for the nine months ended September 30, 2011 to 1.5813 for the nine months ended September 30, 2012. Of our total headcount for the nine months ended September 30, 2011 and 2012, approximately 63% and 54% of salaries, respectively, were paid in British pounds.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$43,423	$66,720	$23,297

General and administrative expenses decreased by $23.3 million during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease was due principally to:

(i)	a decrease in bank costs of $6.2 million primarily associated with the arrangement and agency fees paid in 2011 in connection with establishing both the Clarendon Facility and our EGL Revolving Credit Facility in 2011;

(ii)	a decrease in legal and other professional fees of approximately $11.7 million due primarily to decreased legal fees and settlement costs associated with certain litigation settled in 2011, along with legal fees associated with ongoing and completed due diligence projects;

(iii)	a decrease in third-party management fees paid of $1.0 million related primarily to transition fees paid in 2011 in respect of acquisitions completed in the prior year; and

(iv)	a decrease in actuarial consulting fees of approximately $1.7 million due to costs associated with due diligence projects.

Net Foreign Exchange Losses:

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$2,618	$388	$(2,230)

We recorded net foreign exchange losses of $2.6 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, the net foreign exchange losses arose primarily as a result of the translation of a U.S dollar distribution in one of our subsidiaries whose functional currency is Australian dollars. The distribution was at a rate of approximately AU$1 = $1.08, which was in excess of the U.S. dollar foreign exchange rate at December 31, 2011 of approximately AU$1 = $1.025. In addition, we recorded net foreign exchange losses in the fair value of our Australian dollar and British pound forward exchange contracts discussed above in “— Comparison of the Three Months Ended September 30, 2012 and 2011 — Net Foreign Exchange Losses (Gains).”

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the nine months ended September 30, 2012, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $1.3 million as compared to losses, net of noncontrolling interest, of $9.6 million for the same period in 2011. For the nine months ended September 30, 2012 and 2011, the currency translation adjustments related primarily to our Australia-based and Ireland-based subsidiaries. As the functional currency of these subsidiaries is Australian dollars and Euros, respectively, we are required to record any U.S. dollar gains or losses on the translation of their net Australian dollar or Euro assets through accumulated other comprehensive income.

Income Tax Expense:

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$30,347	$6,028	$(24,319)

We recorded income tax expense of $30.3 million and $6.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in taxes for the nine months ended September 30, 2012 was due largely to higher overall net earnings in our taxable subsidiaries as compared to the same period in 2011.

Noncontrolling Interest:

	Nine Months Ended September 30,
	2012	2011	Variance
	(in thousands of U.S. dollars)
Total	$13,638	$17,194	$3,556

We recorded a noncontrolling interest in earnings of $13.6 million and $17.2 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease for the nine months ended September 30, 2012 in noncontrolling interest was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. As discussed in “— Comparison of the Three Months Ended September 30, 2012 and 2011 — Noncontrolling Interest,” we now provide 100% of the investment in S2008.

Liquidity and Capital Resources

As of September 30, 2012, total cash, restricted cash and investments were $4.48 billion, compared to $4.56 billion at December 31, 2011.

Reinsurance Recoverables

As of September 30, 2012 and December 31, 2011, we had total reinsurance balances recoverable of $1.25 billion and $1.79 billion, respectively. The decrease of $543.3 million in total reinsurance balances recoverable was primarily as a result of commutations and cash collections made during the nine months ended September 30, 2012. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of September 30, 2012 increased to 21.7% as compared to 16.0% as of December 31, 2011, primarily as a result of commutations and the collection of reinsurance balances recoverable against which there were minimal provisions for uncollectible reinsurance recoverable.

Source of Funds

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
Total cash (used in) provided by:	2012	2011
	(in thousands of U.S. dollars)
Operating activities	$(256,129)	$(683,540)
Investing activities	197,413	495,963
Financing activities	(142,096)	156,855
Effect of exchange rate changes on cash	(5,307)	(5,855)

Decrease in cash and cash equivalents	$(206,119)	$(36,577)

Refer to “Item 1. Financial Statements — Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Month Periods Ended September 30, 2012 and 2011” for further information.

Operating

With respect to the nine month periods ended September 30, 2012 and 2011, net cash used in our operating activities was $256.1 million and $683.5 million, respectively. The decrease in cash used of $427.4 million was attributable primarily to:

(i)	an increase of $716.1 million in the sales and maturities of trading securities between 2012 and 2011; and

(ii)	a decrease of $129.0 million in the net changes in assets and liabilities; partially offset by

(iii)	an increase of $472.6 million in the purchases of trading securities.

Investing

Net cash provided by investing activities for the nine month periods ended September 30, 2012 and 2011 was $197.4 million and $496.0 million, respectively. The decrease in cash provided by investing activities of $298.6 million was attributable primarily to:

(i)	an increase of $157.0 million in funding of other investments between 2012 and 2011 due to our increased investments in various bond, hedge and equity funds during 2012;

(ii)	a decrease of $36.0 million in the sales and maturities of available-for-sale securities between 2012 and 2011;

(iii)	a decrease of $126.9 million in restricted cash and cash equivalents between 2012 and 2011; and

(iv)	a net increase of $88.5 million between 2012 and 2011 in cash flows related to acquisitions as a result of no new acquisitions closing in the nine months ended September 30, 2012, as compared to two acquisitions that closed in the 2011 period.

Financing

Net cash used in financing activities for the nine month period ended September 30, 2012 was $142.1 million as compared to $156.9 million of net cash provided by financing activities for the nine month period ended September 30, 2011. The increase of $299.0 million in cash used in financing activities was attributable primarily to:

(i)	a decrease of $105.9 million in net proceeds from share issuances as a result of the completion, in April 2011, of a private placement of shares with affiliates of Goldman, Sachs & Co.;

(ii)	a decrease of $274.2 million in cash received attributable to bank loans between 2012 and 2011, partially offset by a decrease of $91.1 million in the repayment of bank loans during 2012; and

(iii)	an increase of $19.0 million in dividends paid to noncontrolling interest in 2012; partially offset by a decrease of $9.0 million in net distributions of capital to noncontrolling interest.

Long-term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions along with loans outstanding in relation to the share repurchase agreements, or the Repurchase Agreements, for our ordinary shares entered into with three of our executives and certain trusts and a corporation affiliated with the executives. We draw down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances we have made additional draw downs to refinance existing debt of the acquired company. We incurred interest expense on our loan facilities and loans outstanding relating to the Repurchase Agreements of $5.9 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively.

On June 29, 2012, we fully repaid the outstanding principal and accrued interest of $118.0 million on our EGL Revolving Credit Facility. As of September 30, 2012, the unused portion of the EGL Revolving Credit Facility was $250.0 million. The final repayment of principal and accrued interest under the Repurchase Agreements is payable on December 1, 2012.

Total amounts of loans payable outstanding, including accrued interest, as of September 30, 2012 and December 31, 2011 totaled $127.2 million and $242.7 million, respectively.

As of September 30, 2012, all of the covenants relating to our two outstanding credit facilities (the EGL Revolving Credit Facility and the Clarendon Facility) were met. Refer to Note 11 of Item 8 included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of these credit facilities and the Repurchase Agreements.

Eurozone Exposure

At September 30, 2012, we did not own any investments in fixed maturity securities (which includes bonds that are classified as cash and cash equivalents) or bond funds issued by the sovereign governments of Portugal, Ireland, Greece or Spain. Our fixed maturity securities and bond funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating and maturity date as at September 30, 2012 are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB and below	Total
	(in thousands of U.S. dollars)
Germany	$12,204	$2,822	$—	$—	$15,026
Supranationals(1)	17,907	848	—	—	18,755
Denmark	1,561	—	—	—	1,561
Netherlands	12,634	2,453	—	—	15,087
Norway	2,302	—	—	26,109	28,411
France	3,607	14,586	5,227	—	23,420
Finland	491	—	—	—	491
Sweden	9,507	15,061	4,713	—	29,281
Austria	—	11,459	—	—	11,459
Italy	—	—	514	—	514

	60,213	47,229	10,454	26,109	144,005
Euro region government funds	—	11,782	—	—	11,782

	$60,213	$59,011	$10,454	$26,109	$155,787

	Maturity Date(2)
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$810	$2,818	$4,154	$1,745	$5,499	$15,026
Supranationals(1)	—	—	15,003	—	3,752	18,755
Denmark	—	—	1,561	—	—	1,561
Netherlands	—	—	6,013	5,488	3,586	15,087
Norway	—	1,001	17,255	—	10,155	28,411
France	652	5,227	2,577	11,283	3,681	23,420
Finland	—	—	—	—	491	491
Sweden	9,507	1,372	—	10,399	8,003	29,281
Austria	—	10,059	—	483	917	11,459
Italy	—	—	514	—	—	514

	$10,969	$20,477	$47,077	$29,398	$36,084	$144,005

(1)	Supranationals are defined as international government or quasi-government organizations.

(2)	Our Euro region government funds have daily liquidity and are not included in the maturity date table.

At September 30, 2012, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) issued by entities whose ultimate parent companies were located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our corporate securities exposures by country and listed by rating, sector and maturity date as at September 30, 2012 are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$6,300	$—	$5,664	$—	$—	$11,964
Belgium	—	—	6,470	—	—	6,470
Netherlands	—	16,822	20,742	43,317	19,479	100,360
Sweden	—	4,204	8,784	2,573	—	15,561
Norway	12,626	—	3,540	—	—	16,166
France	20,602	8,967	7,909	1,079	—	38,557
Spain	—	2,895	4,992	25,422	—	33,309
Italy	—	—	—	473	—	473
Luxembourg	—	—	1,127	16,792	—	17,919

	$39,528	$32,888	$59,228	$89,656	$19,479	$240,779

	Sector
	Financial	Energy	Industrial	Telecom	Utilities	Total
	(in thousands of U.S. dollars)
Germany	$11,964	$—	$—	$—	$—	$11,964
Belgium	6,207	—	263	—	—	6,470
Netherlands	47,466	8,228	4,872	6,286	33,508	100,360
Sweden	12,988	—	2,573	—	—	15,561
Norway	12,626	—	3,540	—	—	16,166
France	31,611	—	6,189	691	66	38,557
Spain	12,810	—	20,499	—	—	33,309
Italy	473	—	—	—	—	473
Luxembourg	1,127	—	3,250	8,499	5,043	17,919

	$137,272	$8,228	$41,186	$15,476	$38,617	$240,779

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$—	$6,300	$5,134	$—	$530	$11,964
Belgium	—	263	—	—	6,207	6,470
Netherlands	21,934	8,230	16,669	11,029	42,498	100,360
Sweden	11,599	—	—	—	3,962	15,561
Norway	—	3,540	—	12,626	—	16,166
France	—	—	9,351	6,578	22,628	38,557
Spain	—	15,188	8,207	9,914	—	33,309
Italy	—	—	—	—	473	473
Luxembourg	3,250	5,043	1,127	8,499	—	17,919

	$36,783	$38,564	$40,488	$48,646	$76,298	$240,779

Investments we hold in the United Kingdom and Switzerland are not included in the tables above. None of the securities included in the tables above were considered impaired at September 30, 2012.

Aggregate Contractual Obligations

We have updated certain of our contractual obligations previously provided on page 113 of our Annual Report on Form 10-K for the year ended December 31, 2011 (and subsequently updated on page 47 of our Form 10-Q for the three months ended June 30, 2012) to reflect the change in gross reserves along with loan repayments during the nine months ended September 30, 2012. The table does not reflect certain acquisition-related payments potentially due in the future.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for loss and loss adjustment expenses(1)	$3,639.0	$630.9	$1,150.7	$652.5	$1,204.9
Financing Activities
Loan repayments (including interest payments)(2)	137.3	22.9	114.4	—	—

Total	$3,776.3	$653.8	$1,265.1	$652.5	$1,204.9

(1)	Gross reserves for loss and loss adjustment expenses (net of fair value adjustments) decreased by $643.9 million in the nine months ended September 30, 2012 primarily as a result of claim settlements and commutations. The amounts in the above table represent our best estimate of known liabilities as of September 30, 2012. Accordingly, the amounts paid out in the time periods shown may differ from those indicated above.

(2)	In June 2012, we fully repaid the outstanding principal and interest on our EGL Revolving Credit Facility.

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

As at September 30, 2012 and December 31, 2011, we had, in total, parental guarantees supporting Fitzwilliam’s obligations in the amount of $231.0 million and $219.9 million, respectively.

As at September 30, 2012, we have funded $0.8 million of our total $5.0 million commitment to Dowling Capital Partners I, L.P.

We have entered into definitive agreements with respect to: (i) the SeaBright Merger, which is expected to close in the fourth quarter of 2012 or the first quarter of 2013; (ii) the Reciprocal of America loss portfolio transfer, which is expected to close in the first quarter of 2013; and (iii) the purchase of all of the shares of HLIC DE and HSBC DE, which is expected to close by the end of the first quarter of 2013. The SeaBright Merger and HSBC agreements are described above in “— Acquisitions”, and the Reciprocal of America agreement is described above in “— Significant New Business”.

Refer to Item 1 “Legal Proceedings” of Part II to this Quarterly Report on Form 10-Q for a description of litigation matters.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2012, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

•

risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

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

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In connection with our definitive agreement to acquire SeaBright, two purported class action lawsuits were filed against SeaBright, the members of its board of directors, our merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, us. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits allege, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and we aided and abetted the alleged breaches of fiduciary duties. In the suits, plaintiffs sought to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement, as well as monetary damages, including attorneys’ fees and expenses. We believe these suits are without merit. Nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, we, SeaBright and the SeaBright director defendants have agreed in principle to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement requires SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement will not change the amount of the Merger Consideration that we will pay to SeaBright’s stockholders in any way, nor will it alter any deal terms or affect the timing of the November 19, 2012 SeaBright stockholder meeting (at which stockholders will vote on whether to approve the Merger). The settlement is subject to execution and delivery of definitive documentation, the closing of the Merger, approval by the Washington court of the settlement and approval by the Delaware court of dismissal of the Delaware suit. If the settlement becomes effective, both lawsuits will be dismissed.

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

On November 7, 2012, we appointed Kenneth J. LeStrange to our Board of Directors, effective immediately. Mr. LeStrange’s appointment was recommended to the Board of Directors by our independent directors. Mr. LeStrange, age 55, is the former Chairman, President and Chief Executive Officer of Endurance Specialty Holdings Ltd., a Bermuda-based specialty provider of property and casualty insurance and reinsurance, which he founded in 2001. He has over 33 years of experience in the insurance industry, and currently serves as Chairman of the Board of S.A.C. Re Holdings, Ltd., the parent company of S.A.C. Re, a Bermuda-based reinsurer, and a Director of Maxum Specialty Insurance Group, the parent company of two Delaware domiciled insurers.

The Board of Directors has determined that Mr. LeStrange is independent as defined by Nasdaq Marketplace Rule 5605(a)(2). He has been appointed to the Audit and Compensation Committees, as well as the newly formed Nominating and Governance Committee. Mr. LeStrange will be eligible to participate in Enstar’s

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, which is described in the Company’s Proxy Statement (filed with the U.S. Securities and Exchange Commission on April 30, 2012), or the Proxy Statement, under the heading, “Director Compensation.”

Mr. LeStrange entered into an indemnification agreement with the Company, which includes the same terms as the indemnification agreements executed with each of Enstar’s other current directors. These terms are described in the Proxy Statement under the heading, “Certain Relationships and Related Transactions — Indemnification of Directors and Officers; Directors Indemnity Agreements.”

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2012.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1¿	Agreement and Plan of Merger, dated as of August 27, 2012, among Enstar Group Limited, AML Acquisition, Corp. and SeaBright Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 28, 2012).
2.2*¿	Stock Purchase Agreement, dated September 6, 2012, among Household Insurance Group Holding Company, Pavonia Holdings (US), Inc. and Enstar Group Limited.
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).
3.2	Third Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).
3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).
10.1*	Amendment Letter, dated July 25, 2012, to Revolving Credit Facility Agreement among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent.
15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith

**	Furnished herewith

¿	Certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request