Form 10-K
period 2012-12-31
Enstar Group LTD
filed 2013-03-01
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33289

ENSTAR GROUP LIMITED

(Exact name of registrant as specified in its charter)

BERMUDA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box HM 2267

Windsor Place, 3rd Floor, 22 Queen Street

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $873,548,878.

As of February 24, 2013, the registrant had outstanding 13,897,894 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2013 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.    BUSINESS

Company Overview

Enstar Group Limited, or Enstar, is a Bermuda-based company that acquires and manages insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and provides management, consulting and other services to the insurance and reinsurance industry. Since our formation in August 2001, we have acquired 36 insurance and reinsurance companies and 21 portfolios of insurance and reinsurance business and are now administering those businesses in run-off. Of the 21 portfolios of insurance and reinsurance business, 11 were Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in a large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we have acquired.

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

In recent years, the insurance industry has experienced significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., workers compensation, property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party that specializes in run-off management, such as us, to purchase or manage the company or portfolio in run-off.

In the sale of a company in run-off, a purchaser, such as us, may pay a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.

In some situations, an insurer or reinsurer may wish to divest itself of a portfolio of non-core legacy business that may have been underwritten alongside other ongoing core business that the insurer or reinsurer does not want to dispose of. In such instances, we are able to provide economic finality for the insurer or reinsurer by providing a loss portfolio reinsurance contract to protect the insurer or reinsurer against deterioration of the non-core portfolio of loss reserves.

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

Following the purchase of a company in run-off, or acquisition of a portfolio of business in run-off, or a new consulting engagement to manage a company in run-off or portfolio of business, it is incumbent on the new owner or manager to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies and portfolios of business in run-off, as well as run-off companies or portfolios of businesses we manage on behalf of third-party clients, includes negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

Following the acquisition of a company in run-off, or acquisition of a portfolio of business in run-off, or new consulting engagement, we will spend time analyzing the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis. This analysis enables us to identify those policyholders and reinsurers we wish to approach to discuss commutation or policy buy-back. Furthermore, following the acquisition of a company or portfolio of business in run-off, or entering into a new consulting engagement, we will often be approached by policyholders or reinsurers requesting commutation or policy buy-back. In these instances, we will also carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation or policy buy-back. From the initial analysis of the underlying exposures it may take several months, or even years, before a commutation or policy buy-back is completed. In a number of cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation or policy buy-back may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.

Insureds and reinsureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, our insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time. Many sellers of companies that we acquire have secure claims paying ratings and ongoing underwriting relationships with insureds and reinsureds, which often hinders their ability to commute the underlying insurance or reinsurance policies. Our lack of claims paying rating and our lack of potential conflicts with insureds and reinsureds of companies we acquire typically provides a greater ability to commute the newly acquired policies than that of the sellers.

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

•

Commute Assumed Liabilities and Ceded Reinsurance Assets.    Using detailed claims analysis and actuarial projections, we negotiate with the policyholders of the insurance and reinsurance companies or portfolios we own or manage with a goal of commuting insurance and reinsurance liabilities for one or more agreed upon payments at a discount to the ultimate liability. Such commutations can take the form of policy buy-backs and structured settlements over fixed periods of time. By acquiring companies that are direct insurers, reinsurers or both, we are able to negotiate favorable entity-wide commutations with reinsurers that would not be possible if our subsidiaries had remained independent entities. We also negotiate with reinsurers to commute their reinsurance agreements providing coverage to our subsidiaries on terms that we believe to be favorable based on then-current market knowledge. We invest the proceeds from reinsurance commutations with the expectation that such investments will produce income, which, together with the principal, will be sufficient to satisfy future obligations with respect to the acquired company or portfolio.

•

Continue to Commit to Highly Disciplined Acquisition, Management and Reinsurance Practices.    We utilize a disciplined approach designed to minimize risk and increase the probability of positive operating results from companies and portfolios we acquire or manage. We carefully review potential acquisition targets and management engagements for consistency with accomplishing our long-term objective of producing positive operating results. We focus our investigation on risk exposures, claims practices and reserve requirements. In particular, we carefully review all outstanding claims and case reserves, and follow a highly disciplined approach to managing allocated loss adjustment expenses, such as the cost of defense counsel, expert witnesses and related fees and expenses.

•

Prudent Management of Investments and Capital.    We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs. We pursue prudent capital management relative to our risk exposure and liquidity requirements with the objective of maximizing profitability and long-term growth in shareholder value. Our capital management strategy is to deploy capital efficiently to acquisitions and to establish, and re-establish when necessary, adequate loss reserves that we believe will protect against future adverse developments.

Recent Transactions

Acquisitions and certain portfolio transfers that we completed or signed since the beginning of 2012 are described below, as well as transactions that we completed in 2011 and 2010.

2013 / 2012 Acquisitions and Portfolio Transfers

SeaBright

On February 7, 2013, we completed the acquisition of SeaBright Holdings, Inc., or SeaBright, through the merger of our indirect wholly-owned subsidiary, AML Acquisition, Corp., or AML, with and into SeaBright, or the Merger, with SeaBright surviving the Merger as our indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote workers compensation business. The aggregate cash purchase price of $252.1 million was funded in part with $111.0 million borrowed under a four-year term loan facility, or the SeaBright Facility, provided by National Australia Bank, or NAB, and Barclays Bank PLC, or Barclays.

American Physicians

On January 16, 2013, we, through our wholly-owned subsidiary, Providence Washington Insurance Company, or PWIC, entered into a definitive assignment and assumption agreement with American Physicians Assurance Corporation and APSpecialty Insurance Company relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $35.3 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2013.

HSBC

On September 6, 2012, we and our wholly-owned subsidiary, Pavonia Holdings (US), Inc., or Pavonia, entered into a definitive agreement for the purchase of all of the shares of Household Life Insurance Company of

Delaware, or HLIC DE, and HSBC Insurance Company of Delaware, or HSBC DE, from Household Insurance Group Holding Company, an affiliate of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, respectively (or, collectively with HLIC DE and HSBC DE, the HSBC Insurance Companies), all of which will be in run-off at the time the transaction closes. The HSBC Insurance Companies have written various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance, and annuities.

The base purchase price of approximately $181.0 million will be adjusted under the terms of the stock purchase agreement based upon changes to the capital and surplus of the HSBC Insurance Companies arising from the operation of the business prior to closing. We expect to finance the purchase price through a combination of cash on hand and a drawing under our Revolving Credit Facility with NAB and Barclays. We are a party to the acquisition agreement and have guaranteed the performance by Pavonia of its obligations thereunder. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of the first quarter of 2013.

Claremont

On August 6 and December 17, 2012, we, through our wholly-owned subsidiary, Fitzwilliam Insurance Limited, or Fitzwilliam, entered into novation agreements with another of our wholly-owned subsidiaries, Claremont Liability Insurance Company, or Claremont, and two of Claremont’s reinsurers with respect to their existing quota share contracts. Under the novation agreements, Fitzwilliam replaced the reinsurers on the quota share contracts in exchange for total assets and liabilities of approximately $38.0 million.

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated total liabilities to be assumed are approximately $174.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2013.

Zurich Danish Portfolio

On June 30, 2012, we, through the Danish branch of our wholly-owned subsidiary, Marlon Insurance Company Limited, or Marlon, acquired, by way of loss portfolio transfer under Danish law, a portfolio of reinsurance and professional disability business from the Danish branch of Zurich Insurance Company, or Zurich. After reflecting the final balances reported by Zurich, Marlon received total assets and assumed liabilities of approximately $60.0 million.

Shelbourne RITC Transactions

Through our wholly-owned U.K.-based subsidiary, Shelbourne Group Limited, or Shelbourne, we invest in RITC transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. Shelbourne was originally formed in December 2007 in conjunction with a newly-hired executive management team and JCF FPK I L.P., or JCF FPK (a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC and J.C. Flowers II L.P., which is a private investment fund affiliated with J. Christopher Flowers, who was formerly affiliated with us). Shelbourne owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008, or S2008, a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. On January 1, 2012, S2008 transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by JCF FPK ceased, resulting in us now providing 100% of the underwriting capacity for S2008, represented by the total Funds at Lloyd’s capital commitment of £71.7 million (approximately $116.5 million). The capital commitment was financed from available cash on hand.

Effective December 31, 2012, S2008 entered into a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2009 and prior underwriting years of account, under which S2008 assumed total gross insurance reserves of approximately £193.0 million (approximately $313.3 million) for consideration of an equal amount. The consideration received has been recorded as funds withheld in our consolidated balance sheet for the year ended December 31, 2012.

On January 1, 2013, S2008 transferred the assets and liabilities relating to its 2010 and prior underwriting years of account into its 2011 underwriting year of account by means of an RITC transaction.

S2008 has, to date, entered into 11 RITC agreements with Lloyd’s syndicates.

2011 Acquisitions and Portfolio Transfers

Insurance Australia Group

On September 20, 2011, we, through our wholly-owned subsidiary, Gordian Run-off Limited, or Gordian, acquired an inwards reinsurance portfolio from Insurance Australia Group Limited via an Australian Federal Court approved scheme. Gordian received total assets and assumed total net reinsurance liabilities of approximately 9.7 million Australian dollars (approximately $10.0 million).

Claremont

On September 1, 2011, Fitzwilliam entered into a novation agreement with Claremont and certain of its reinsurers with respect to three specific quota share contracts. Under the novation agreement, Fitzwilliam replaced those companies as reinsurer of Claremont on the quota share contracts, assuming total liabilities of approximately $22.5 million and receiving assets of an equal amount.

Clarendon

On July 12, 2011, we, through our wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon National Insurance Company, or Clarendon, from Clarendon Insurance Group, Inc., an affiliate of Hannover Re, or Hannover. Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. The cash purchase price was $219.1 million and was financed in part by $106.5 million under a four-year term loan facility, or the Clarendon Facility, provided by NAB.

In addition, on July 12, 2011, Fitzwilliam, in connection with the acquisition of Clarendon, entered into a reinsurance agreement with Hannover, which provides adverse development cover, or ADC, to Clarendon to reinsure Hannover for the first $80.0 million of the ADC. We provided a parental guarantee to Hannover in the amount of $80.0 million supporting the obligations of Fitzwilliam.

Laguna

On March 25, 2011, we, through our wholly-owned subsidiary, Kenmare Holdings Ltd., or Kenmare, completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited, or Laguna,

from Citigroup Insurance Holding Corporation, or Citigroup, an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The aggregate cash purchase price was €15.0 million (approximately $21.2 million).

Shelbourne RITC Transactions

In February 2011, S2008 entered into RITC agreements with two Lloyd’s syndicates assuming total gross insurance reserves of approximately $129.6 million for consideration of an equal amount.

2010 Acquisitions and Portfolio Transfers

Claremont

On December 31, 2010, we, through our wholly-owned subsidiary, CLIC Holdings, Inc., completed the acquisition of Claremont for an aggregate cash purchase price of $13.9 million. Claremont is a California-domiciled insurer that is in run-off.

Cigna Reinsurance

On December 31, 2010, Fitzwilliam entered into a 100% reinsurance agreement, administrative services agreement, and related transaction documents with three affiliates of Cigna Corporation, or Cigna affiliates, pursuant to which Fitzwilliam reinsured all of the run-off workers compensation and personal accident reinsurance business of those Cigna affiliates. Pursuant to the transaction documents, the Cigna affiliates have transferred assets into three reinsurance collateral trusts securing the obligations of Fitzwilliam under the reinsurance agreement and administrative services agreement. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $190.5 million. Fitzwilliam transferred approximately $50 million of additional funds to the trusts to further support these obligations. We funded the contribution to the trusts through a draw on a $115.0 million credit facility entered into with Barclays on December 29, 2010, which was fully repaid on June 30, 2011.

In addition to the trusts, we have provided a limited parental guarantee supporting certain obligations of Fitzwilliam initially in the amount of $79.7 million. The amount of the guarantee will increase or decrease over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As of December 31, 2012, the amount of the parental guarantee was $106.5 million.

Inter-Hannover

On October 1, 2011, we, through our wholly-owned subsidiary, Brampton Insurance Company Limited, or Brampton, completed the portfolio transfer of certain run-off agency business from International Insurance Company of Hannover, or IICH, under part VII of the Financial Services and Markets Act 2000. The transferred business was previously reinsured by Fitzwilliam pursuant to a 100% quota share reinsurance agreement with IICH entered into on December 3, 2010. Fitzwilliam had received total assets and assumed total net reinsurance reserves of approximately $137.1 million from IICH. In addition, we provided a parental guarantee supporting Fitzwilliam’s obligations in the amount of approximately $118.7 million. The amount of the guarantee will decrease over time in line with relevant independent actuarial assessments. This 100% quota share reinsurance, along with the associated guarantee, was novated in favor of Brampton as part of the portfolio transfer from IICH. As of December 31, 2012, the total amount of the parental guarantee was approximately $15.5 million.

New Castle

On December 3, 2010, Kenmare completed the acquisition of New Castle Reinsurance Company Ltd., or New Castle, for an aggregate cash purchase price of $22.0 million. New Castle is a Bermuda-domiciled insurer that is in run-off.

Brampton

On November 2, 2010, we acquired the 49.9% of the shares of Hillcot Holdings Ltd., or Hillcot, from Shinsei Bank Ltd., or Shinsei, that we did not previously own for an aggregate cash purchase price of $38.0 million, resulting in us owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton, a London-domicilied insurer that is in run-off. The fair value of the assets acquired that we did not previously own was $34.9 million. The excess of the purchase price over the fair value of assets acquired in the amount of $3.1 million was recorded as a charge to additional paid-in capital.

Seaton

On August 3, 2010, we, through our wholly-owned subsidiary, Virginia Holdings Ltd., or Virginia, acquired 55.6% of the shares of Seaton Insurance Company, or Seaton, for a $nil purchase price. Seaton is a Rhode Island-domiciled insurer that is in run-off and, at that time, was the subsidiary of Stonewall Acquisition Corporation, or Stonewall. At the time of the acquisition, Virginia held 44.4% of the outstanding capital stock of Stonewall and, therefore, indirectly owned 44.4% of Seaton through its holdings. The acquisition of the 55.6% of the Seaton shares that it previously did not own was a result of the distribution by Stonewall to Virginia of proceeds and certain other assets following its sale of another subsidiary, Stonewall Insurance Company, to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.). The distribution resulted in Virginia owning 100% of Seaton following the distribution. The fair value of the assets acquired in the Seaton acquisition was $nil.

Providence Washington

On July 20, 2010, we, through our wholly-owned subsidiary PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company, or PWAC, for an aggregate cash purchase price of $25.0 million. PWAC owns the entire share capital of PWIC. PWIC and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by Barclay’s, which was fully repaid on September 13, 2010.

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

Assuransinvest

On March 30, 2010, we, through our wholly-owned subsidiary, Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF, or Assuransinvest, for a cash purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish-domiciled reinsurer that is in run-off.

Knapton Insurance

On March 2, 2010, we, through our wholly-owned subsidiary, Knapton Holdings Limited, or Knapton Holdings, completed the acquisition of Knapton Insurance Limited (formerly British Engine Insurance Limited), or Knapton, from RSA Insurance Group plc for an aggregate cash purchase price of approximately £28.8 million (approximately $44.0 million). Knapton is a U.K.-domiciled reinsurer that is in run-off.

In April 2010, Knapton Holdings entered into a term facility agreement with NAB, or the Knapton Facility. On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility. On June 30, 2011, the Knapton Facility was fully repaid.

Allianz Reinsurance

In February 2010, Fitzwilliam entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch, or Allianz, with respect to a specific portfolio of run-off business of Allianz. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

Shelbourne RITC Transactions

During 2010, S2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves assumed of approximately $192.6 million for consideration of an equal amount.

Management of Run-Off Portfolios

We are a party to several management engagements pursuant to which we have agreed to manage the run-off portfolios of third parties. We specialize in the collection of reinsurance recoverables through our subsidiary Kinsale Brokers Limited. Through our subsidiaries, Enstar (US) Inc. and our Cranmore companies, we also specialize in providing claims inspection services whereby we are engaged by third-party insurance and reinsurance providers to review certain of their existing insurance and reinsurance exposures, relationships, policies and/or claims history.

Claims Management and Administration

An integral factor to our success is our ability to analyze, administer, manage and settle claims and related expenses, such as loss adjustment expenses. Our claims teams are located in different offices within our organization and provide global claims support. We have implemented effective claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken in furtherance of our goal of appropriately handling claims and reporting them in accordance with our guidelines.

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

With regard to reinsurance recoverables, we manage cash flow by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, taking appropriate legal action to secure receivables where necessary. We also attempt where appropriate to negotiate favorable commutations with our reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims. Properly priced commutations reduce the expense of adjusting direct claims and pursuing collection of reinsurance recoverables (both of which may often involve extensive legal expense), realize savings, remove the potential future volatility of claims and reduce required regulatory capital.

Reserves for Unpaid Losses and Loss Adjustment Expense

Applicable insurance laws and regulations and generally accepted accounting practices require us to maintain reserves to cover our estimated losses under insurance policies that we have assumed and for loss adjustment expenses, or LAE, relating to the investigation, administration and settlement of policy claims. Our LAE reserves consist of both reserves for allocated loss adjustment expenses, or ALAE, and for unallocated loss adjustment expenses, or ULAE. ALAE are linked to the settlement of an individual claim or loss, whereas ULAE reserves are based on our estimates of future costs to administer the claims.

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

In establishing reserves, management also considers actuarial estimates of ultimate losses. Our independent actuaries employ generally accepted actuarial methodologies and procedures to estimate ultimate losses and loss adjustment expenses. Our loss reserves are largely related to casualty exposures including latent exposures primarily relating to asbestos and environmental losses, or A&E, as discussed below. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claims history do not exist. There is significant coverage litigation involved with these exposures which creates further uncertainty in the estimation of the liabilities. Therefore, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The actuarial methods used to estimate ultimate loss and ALAE for our latent exposures are discussed in further detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.

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

Gross Loss and Loss Adjustment Expense Reserves	December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands of U.S. dollars)
Reserves assumed	$284,409	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136	$3,291,275	$4,282,916	$3,661,154
1 year later	302,986	365,913	900,274	909,984	1,227,427	1,436,051	2,661,011	2,237,124	3,057,032	3,991,764
2 years later	299,281	284,583	1,002,773	916,480	1,084,852	1,358,900	2,422,291	2,039,141	2,907,956
3 years later	278,020	272,537	1,012,483	853,139	1,020,755	1,284,304	2,245,557	1,943,121
4 years later	264,040	243,692	953,834	778,216	949,595	1,235,982	2,160,144
5 years later	242,278	216,875	879,504	733,151	905,043	1,216,989
6 years later	238,315	204,875	835,488	717,413	889,681
7 years later	229,784	195,795	820,168	715,574
8 years later	216,969	190,281	819,018
9 years later	212,755	188,831
10 years later	211,772
Reserve redundancy	$72,637	$192,700	$228,295	$90,985	$324,738	$374,460	$638,143	$536,015	$383,319	$291,152

	December 31,
Gross Paid Losses	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands of U.S. dollars)
1 year later	$43,721	$19,260	$110,193	$117,666	$90,185	$407,692	$364,440	$377,159	$430,284	$699,414
2 years later	64,900	43,082	226,225	198,407	197,751	575,522	727,205	575,814	808,213
3 years later	84,895	61,715	305,913	268,541	353,032	688,946	912,401	768,828
4 years later	101,414	75,609	375,762	402,134	423,731	726,332	1,095,603
5 years later	110,155	87,274	509,319	442,624	455,414	772,070
6 years later	121,000	101,958	549,033	458,532	481,114
7 years later	135,426	108,901	564,900	477,456
8 years later	140,492	111,350	583,225
9 years later	142,638	113,636
10 years later	143,840

Net Loss and Loss Adjustment Expense Reserves	December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands of U.S. dollars)
Reserves assumed	$184,518	$230,155	$736,660	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408	$2,765,835	$2,899,913	$2,784,934
1 year later	176,444	220,712	653,039	590,153	875,636	1,034,588	2,216,928	1,851,268	2,533,710	2,742,168
2 years later	178,088	164,319	652,195	586,059	753,551	950,739	1,940,472	1,673,922	2,422,811
3 years later	138,251	149,980	649,355	532,804	684,999	874,961	1,783,372	1,596,536
4 years later	129,923	136,611	600,939	454,933	611,182	816,039	1,719,195
5 years later	119,521	108,666	531,666	408,270	557,109	797,815
6 years later	112,100	104,127	485,392	388,471	543,052
7 years later	108,447	92,972	466,303	385,410
8 years later	93,188	87,451	464,060
9 years later	89,460	85,428
10 years later	88,311
Reserve redundancy	$96,207	$144,727	$272,600	$207,750	$329,207	$365,670	$684,517	$534,872	$343,024	$157,745

	December 31,
Net Paid Losses	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in thousands of U.S. dollars)
1 year later	$10,557	$11,354	$78,488	$79,398	$43,896	$112,321	$247,823	$250,635	$313,642	$326,037
2 years later	24,978	6,312	161,178	125,272	(70,430)	243,146	480,102	381,820	601,029
3 years later	17,304	9,161	206,351	(14,150)	58,228	324,735	603,875	530,845
4 years later	24,287	(1,803)	67,191	102,776	108,109	347,215	752,318
5 years later	9,686	2,515	184,150	132,405	128,567	376,674
6 years later	14,141	11,348	212,822	143,252	150,412
7 years later	22,966	11,808	223,944	158,503
8 years later	21,400	13,463	238,658
9 years later	23,281	14,122
10 years later	23,178

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded:

	Years Ended December 31,
	2012	2011	2010
	(in thousands of U.S. dollars)
Net reserves for loss and loss adjustment expenses, beginning of period	$2,899,913	$2,765,835	$2,131,408
Net reduction in ultimate loss and loss adjustment expense liabilities	(241,764)	(295,447)	(311,834)
Net losses paid	(310,695)	(284,611)	(294,996)
Effect of exchange rate movement	15,004	(9,170)	(3,836)
Assumed business	422,476	112,821	785,731
Acquired on purchase of subsidiaries	—	610,485	459,362

Net reserves for loss and loss adjustment expenses, end of period	$2,784,934	$2,899,913	$2,765,835

In the table above, net reduction in ultimate loss and loss adjustment expense liabilities represents changes in estimates of prior period net loss and loss adjustment expense liabilities comprising net incurred loss movements during the period and changes in estimates of net IBNR reserves. Net incurred loss movements during the period comprise increases or reductions in specific case reserves advised during the period to us by our policyholders and attorneys, or by us to our reinsurers, less claims settlements made during the period by us to our policyholders, plus claim receipts made to us by our reinsurers. Prior period estimates of net IBNR reserves may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies, compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

The following table provides a reconciliation between net reserve redundancy per the loss development triangle on page 14 and total net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2012, 2011 and 2010, respectively:

	Years Ended December 31,
	2012	2011	2010
	(in millions of U.S. dollars)
Net reserve redundancy	$157.7	$232.1	$280.1
Foreign exchange movement	15.0	(9.2)	(3.8)
Net reduction in ultimate loss and loss adjustment expense liabilities relating to companies and portfolios acquired during the year	(2.1)	17.5	19.0
Premium and commission adjustments triggered by incurred losses	26.4	32.5	16.5
Claremont novation settlement	44.8	22.5	—

Net reduction in ultimate loss and loss adjustment expense liabilities	$241.8	$295.4	$311.8

Information regarding net reduction in ultimate loss and loss adjustment expense liabilities is discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations”.

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

Our independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2012, we had net loss reserves of

$478.2 million for asbestos-related claims and $79.4 million for environmental pollution-related claims. The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Years Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$702,801	$621,487	$825,212	$736,172	$750,972	$667,632
A&E losses and ALAE incurred during the year	(308)	(5,882)	(61,120)	(81,286)	(71,302)	(78,801)
A&E losses and ALAE paid during the year	(73,850)	(58,054)	(61,291)	(33,399)	(101,917)	(67,756)
Provision for A&E claims and ALAE acquired during the year	—	—	—	—	247,459	215,097

Provision for A&E claims and ALAE at December 31	$628,643	$557,551	$702,801	$621,487	$825,212	$736,172

During 2012, 2011 and 2010, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $74.2 million, $122.4 million and $173.2 million on a gross basis and by $63.9 million, $114.7 million and $146.6 million on a net basis, respectively. The reductions in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and reductions in IBNR resulting from actuarial analysis of remaining liabilities.

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

Much like tort reform, asbestos litigation reform also spurred a significant increase in the number of lawsuits filed in advance of the law’s enactment. We cannot predict whether the current drop off in the number of filed claims is due to the accelerated number of filings before the law’s enactment or an actual trend in the decline of alleged asbestos injuries.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,316 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency as of September 30, 2012, the end of its most recent fiscal year, an increase of 18 sites from the prior year. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

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

As of December 31, 2012, we had cash and cash equivalents, inclusive of restricted amounts, of $954.9 million. Our cash and cash equivalent portfolio is comprised mainly cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds. Our investment portfolio consists primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration and mutual funds.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

We utilize various companies to provide investment advisory and/or management services. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2012 were $3.4 million, including approximately $1.1 million to our largest single investment manager.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our non-investment grade securities consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile. For more information on these risks, refer to “Item 1A. Risk Factors – Risks Relating to Our Investments”, beginning on page 34.

Investment Portfolio Composition as of December 31, 2012 and 2011

As of December 31, 2012 and 2011, the fair value of our aggregate invested assets was approximately $4.31 billion and $4.56 billion, respectively. Aggregate invested assets included:

•	cash and cash equivalents, inclusive of restricted amounts;

•

a trading portfolio of fixed maturity securities, short-term investments and equities as well as an available-for-sale portfolio of fixed maturity securities, all of which are recorded at fair value on our balance sheet; and

•	investments in various private equity, fixed income, fixed income hedge, equity, real estate debt and other funds, all of which are recorded at fair value on our balance sheet.

The following table shows the aggregate amount of our invested assets as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
Cash and cash equivalents	$954,855	22.2%	$1,223,665	26.8%

U.S. government and agency	366,863	8.5%	418,837	9.2%
Non-U.S. government	389,578	9.0%	380,778	8.3%
Corporate	1,715,870	39.9%	1,968,243	43.2%
Municipal	20,446	0.5%	25,416	0.6%
Residential mortgage-backed	120,092	2.8%	110,785	2.4%
Commercial mortgage-backed	131,329	3.0%	86,694	1.9%
Asset-backed	79,264	1.8%	62,201	1.4%

Fixed maturities	2,823,442	65.5%	3,052,954	67.0%
Other investments	414,845	9.6%	192,264	4.2%
Equities	114,588	2.7%	89,981	2.0%

Total investments	3,352,875	77.8%	3,335,199	73.2%

Total cash and investments	$4,307,730	100.0%	$4,558,864	100.0%

For additional information regarding the investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations — Liquidity and Capital Resources — Investments”.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. We have a significant presence in Bermuda, the United Kingdom, Australia and the United States and are subject to extensive regulation under the applicable statutes in these countries. A summary of the material regulations governing us in these countries is set forth below.

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

Our regulated Bermuda subsidiaries, which are incorporated to carry on general insurance and reinsurance business, are registered as Class 2 or 3A insurers in Bermuda and are regulated as such under the Insurance Act. These regulated Bermuda subsidiaries are not licensed to carry on long-term business, which broadly includes life insurance and disability insurance with terms in excess of five years. Significant requirements pertaining to Class 2 or 3A insurers include the appointment of a principal representative in Bermuda, the appointment of an independent auditor, the appointment of an approved loss reserve specialist, the filing of annual statutory financial statements and the filing of statutory financial returns.

Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. These are determined as a percentage of either net reserves for losses and loss expenses or premiums and, for some of our subsidiaries, pursuant to a risk-based capital measure introduced by the BMA in 2012. The risk-based capital measure establishes an enhanced capital requirement that takes account of eight categories of risk: fixed maturity investment risk, equity risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk.

Each of our regulated Bermuda insurance and reinsurance subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the prior approval of the Bermuda regulator, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements.

Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable. The BMA may also object to a person holding 10% or more of the ordinary shares if it appears to the BMA that the person is not, or is no longer, fit and proper to be such a holder, and may require the shareholder to reduce its holding of ordinary shares and direct, among other things, that such shareholder’s voting rights attaching to ordinary shares shall not be exercisable. A person that does not comply with such notices or directions from the BMA will be guilty of an offense.

United Kingdom and Lloyd’s

United Kingdom

Our U.K.-based insurance subsidiaries are regulated by the U.K. Financial Services Authority, or the FSA. The FSA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, review of accountants’ reports, close supervision of management, visits to insurance companies and regular formal interviews. Although in run-off, our regulated U.K. subsidiaries remain regulated by the FSA, but may not underwrite new business. E.U. directives also allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the U.K. within the scope of permission granted by the FSA without the necessity of additional licensing or authorization in E.U. countries.

Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources, the rules for which are set out in the General Prudential Sourcebook, or GENPRU, and the Prudential Sourcebook for Insurers, or INSPRU, of the FSA’s Handbook of Rules and Guidance. Through its rules, the FSA sets minimum capital resources requirements for its regulated insurance companies. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company.

In addition, the FSA’s Individual Capital Adequacy Standards framework, or ICAS framework, requires insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment amount, or ICA amount, which is the company’s internal calculation of its capital requirements under the ICAS framework. The basis for this calculation is prescribed in GENPRU and is intended to ensure a company holds sufficient capital such that there is no material risk that its liabilities cannot be met as they fall due.

In 2009, the European Parliament approved the Solvency II framework directive. Solvency II was due to take effect January 1, 2014, but is now expected to be delayed until January 2016. Solvency II will set out new, strengthened E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers.

The FSA’s rules require our U.K. insurance subsidiaries to obtain FSA approval for any proposed or actual payment of a dividend. The FSA uses the ICA and the estimated capital requirement for Solvency II purposes when assessing requests to make distributions and therefore dividends approved by the FSA will often significantly differ from any surplus capital above the entity’s minimum capital resources requirements.

Under the Financial Services and Markets Act of 2000, any company or individual (together with its or his concert parties) proposing to directly or indirectly acquire “control” over a U.K. authorized insurance company (which is generally defined as acquiring 10% or more of the shares or voting power in a U.K. authorized insurance company or its parent company) must seek prior approval of the FSA of his intention to do so. The FSA would then have up to 60 working days to consider whether the acquirer is a fit and proper person to have such “control” and whether the interests of consumers would not be threatened by such acquisition of “control.” Failure to make the relevant prior application could result in action being taken against us by the FSA. A person who is already deemed to have “control” will require prior approval of the FSA if the person increases the level of “control” beyond 20%, 30% and 50%.

It is expected that beginning April 1, 2013, the FSA’s insurance regulatory functions will be divided and carried out by two new organizations, the Prudential Regulatory Authority and the Financial Conduct Authority.

Lloyd’s

We participate in the Lloyd’s market through our interest in Shelbourne, which consists of an approved Lloyd’s managing agent, a corporate member and S2008, a wholly aligned syndicate. S2008 has permission to underwrite RITC and other legacy or discontinued business type transactions with other Lloyd’s syndicates. Our Lloyd’s operations are subject to regulation by the FSA and compliance with the Lloyd’s Act(s) and Byelaws. In order to achieve finality and to release their capital (known as Funds at Lloyd’s), Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by S2008. The Lloyd’s market is currently in the Solvency II internal model application process under Lloyd’s supervision. Shelbourne will therefore be required to meet Solvency II standards when they come into effect.

United States

We own ten property and casualty insurance companies domiciled in the U.S., our U.S. Insurers, all of which are in run-off. Our U.S. insurance and reinsurance subsidiaries are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or approved to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations.

General.    Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. In addition, transactions among affiliates, including certain reinsurance agreements or arrangements, as well as certain third-party transactions, require prior approval or non-disapproval from, or prior notice to, the applicable regulator under certain circumstances. Regulatory authorities also conduct periodic financial, claims and other types of examinations.

Oversight of Financial Condition.    The Insurance Regulatory Information System, or IRIS, of the National Association of Insurance Commissioners, or NAIC, was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies certain industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners regarding different aspects of an insurer’s business. Insurers that report unusual values may be targeted for regulatory review. For 2012, certain of our U.S. Insurers generated IRIS ratios that were outside of the usual ranges. Only one of our U.S. Insurers (which was acquired whilst under regulatory supervision) has been subject to any increased regulatory review, but there is no assurance that our other U.S. Insurers will not be subject to increased scrutiny in the future.

Risk-Based Capital Requirements.    The U.S. insurance and reinsurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. In order to enhance the regulation of insurer solvency, the NAIC adopted a formula and model law to implement risk-based capital requirements for property and casualty insurance companies. These risk-based capital requirements change from time to time and are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policyholder obligations. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Under the approved formula, an insurer’s statutory surplus is compared to its risk-based capital requirement. If this ratio is above a minimum threshold, no company or regulatory action is necessary.

Some of our U.S. Insurers, from time to time, may have risk-based capital levels that are below required levels and be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2012 and 2011, all of our U.S. Insurers exceeded their required levels of risk-based capital, with the exception of one subsidiary that was acquired whilst under supervision. As a consequence of being under regulatory supervision, the subsidiary’s regulator must approve any and all disbursements, new contracts or agreements. We do not believe this subsidiary’s non-compliance presents material risk to our operations or financial condition.

Restrictions on Dividends and other Payments from Insurance Subsidiaries.    Applicable insurance laws also restrict the amount of dividends our U.S.-regulated subsidiaries can pay to us. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the states or states in which our U.S. Insurers are domiciled. Generally, prior regulatory approval must be obtained before an insurer may pay a dividend or make a distribution above a specified level.

Statutory Accounting Principles.    The U.S. Insurers are required to file annual statements with insurance regulatory authorities prepared on a statutory basis prescribed or permitted by such authorities. Statutory accounting principles differ from U.S. GAAP in the treatment of various items, including treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. For our U.S. Insurers, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by the NAIC. Statutory accounting practices established by the NAIC and adopted, in part, by state insurance departments, will determine, among other things, the amount of statutory surplus and statutory net income of our U.S. Insurers, which will affect, in part, the amount of funds they have available to pay dividends to us.

Ownership and Control.    Before a person can acquire control of a domestic insurer (including a reinsurer) or any person controlling such insurer or reinsurer, including acquiring control of Enstar, prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Prior to granting approval of an application to acquire control of a domestic insurer or person controlling the domestic insurer, the state insurance commissioner of the jurisdiction in which the insurer is domiciled will consider such factors as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the acquisition of control. Generally, state statutes and regulations provide that “control” over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls the domestic insurer. Florida statutes presently create a presumption of control when any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 5% or more of the voting securities or securities convertible into voting securities of the domestic insurer or person controlling a domestic insurer. Because a person acquiring 5% or more of our ordinary shares would be presumed to acquire control of our Florida-domiciled insurers, and because a person acquiring 10% or more of our ordinary shares would be presumed to acquire control of the other U.S. Insurers, the U.S. insurance change of control laws will likely apply to such transactions.

Enterprise Risk.    The NAIC has adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which would need to be adopted by the individual states for the new requirements to take effect. To date, two of the states in which our U.S. Insurers are domiciled (California and Rhode Island) have adopted the amendments, but others may adopt the amendments in the future. The amendments impose more extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system. The amendments also require, under certain circumstances, any controlling person of a U.S. insurance company seeking to divest its controlling interest in the insurance company to file with the commissioner a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control; after receipt of the notice, the commissioner determines whether a filing for approval of the transaction is necessary. The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which also would need to be adopted by individual states to take effect. The model act requires every U.S. insurer (or its holding company group) to complete an Own Risk and Solvency Assessment on a yearly basis, including a self-assessment of risk management and capital adequacy.

Federal Regulation/Dodd-Frank Act.    The Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, has significant implications for the insurance industry. Among other things, the Dodd-Frank Act established the Financial Services Oversight Council, or the FSOC, which is authorized to require supervision of certain significant non-bank financial companies, including insurance companies, by the Board of Governors of the Federal Reserve, or the Board of Governors. The Dodd-Frank Act also created within the United States Department of the Treasury a new Federal Insurance Office, or the FIO. The FSOC and the FIO are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The Dodd-Frank Act authorizes the federal preemption of certain state insurance laws and streamlines the regulation of reinsurance and surplus lines/non-admitted insurance. Many provisions of the Dodd-Frank Act will become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted. At this time, we cannot assess the potential impact of the Dodd-Frank Act on the U.S. insurance industry, or on us, including our subsidiaries, or our results of operations, financial condition or liquidity. However, our business could be affected by changes to the U.S. system of insurance regulation or if we or any of the insurers, reinsurers or other companies with which we do business become subject to supervision by the Board of Governors.

Australia

Our Australian regulated insurance entities (which include our insurance subsidiary and our non-operating holding company) are subject to prudential supervision by the Australian Prudential Regulation Authority, or APRA. APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA has issued prudential standards that apply to general insurers in relation to capital adequacy, the holding of assets in Australia, risk management, business continuity management, reinsurance management, outsourcing, audit and actuarial reporting and valuation, the transfer and amalgamation of insurance businesses, governance, and the fit and proper assessment of the insurer’s responsible persons.

APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements to enable their insurance obligations to be met under a wide range of circumstances. This requires authorized insurers to hold eligible capital in excess of the minimum capital requirement, which may be determined using the Standard method or an internal model-based method. Our Australian insurance subsidiary has adopted the Standard method. As of January 1, 2013, APRA introduced capital reforms that have modified how Australian insurers meet their capital requirements and have introduced additional regulatory obligations with respect to capital oversight. The new capital requirements were brought in to enhance and strengthen capital adequacy in the market and increase the level of internal oversight and review for insurers. Our Australian insurance subsidiary meets the new capital requirements.

An insurer must obtain APRA’s written consent prior to making any planned reductions in its capital, including any payment of dividends. Our insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend.

Under the Financial Sector (Shareholdings) Act 1998, the interest of an individual shareholder or a group of associated shareholders in an insurer is generally limited to a 15% “stake” of the insurer. A person’s stake is the aggregate of the person’s voting power and the voting power of the person’s associates. A higher percentage limit may be approved by the Treasurer of the Commonwealth of Australia on national interest grounds.

Europe

In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in various other countries, including Switzerland, Denmark, Ireland and Sweden, and in the future could acquire new subsidiaries in other countries.

Our Swiss insurance subsidiary is regulated by the Swiss Financial Market Supervisory Authority, or FINMA, pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Act. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and free reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.

Our subsidiaries in other European jurisdictions are also regulated. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. While the degree and type of regulation to which we are subject in each country may differ, regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.

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

Employees

As of December 31, 2012, we had 383 employees, 4 of whom were executive officers. All non-Bermudian employees who operate out of our Bermuda office are subject to approval of any required work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

Financial Information About Geographic Areas

We acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance in run-off, and provide management, consulting and other services through our subsidiaries located in Bermuda, the United States, the United Kingdom, Australia and Europe to large multinational company clients with insurance and reinsurance companies and portfolios in run-off, relating to risks spanning the globe. As a result, extracting and quantifying revenues attributable to certain geographic locations would be impracticable given the global nature of the business.

Available Information

We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission, or the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our corporate governance guidelines, codes of business conduct and ethics and the governing charters for the audit, investment, nominating and governance and compensation committees of our board of directors are available free of charge on our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.    RISK FACTORS

Any of the following risk factors could cause our actual results to differ materially from historical or anticipated results. These risks and uncertainties are not the only ones we face. There may be additional risks that we currently consider not to be material or of which we are not currently aware, and any of these risks could cause our actual results to differ materially from historical or anticipated results.

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

Risks Relating to Our Business

If we are unable to implement our business strategies, our business and financial condition may be materially and adversely affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including our ability to realize the anticipated growth opportunities, expanded market visibility and increased access to capital. Our business strategies include generating opportunities to acquire or manage companies and portfolios in run-off, and to price effectively and review carefully these acquisitions or management arrangements; efficiently managing claims against companies or portfolios we own or manage; successfully commuting assumed liabilities and ceded reinsurance assets; and prudently managing our investments in a manner that recognizes our liquidity needs. We may not be able to implement our strategies fully or realize the anticipated results of our strategies as a result of significant business, economic and competitive uncertainties, many of which are beyond our control.

If we fail to price acquisitions appropriately, we may fail to achieve the anticipated financial benefits of an acquisition, and operating results may suffer. The run-off industry is becoming more attractive to investors, which may lead to an increase in competition for run-off acquisitions and management and consultancy engagements. Competitive conditions may negatively impact our ability to continue to acquire companies and portfolios in run-off, meaning we may be unable to continue to achieve future growth. Furthermore, if we do not manage claims efficiently, or if we experience negative effects of emerging claims and coverage issues, we may experience increased provisions for loss reserves and reduced profitability in our insurance and reinsurance subsidiaries. If we are unable to successfully commute assumed liabilities and ceded reinsurance assets, the operating results of our insurance and reinsurance subsidiaries may be adversely impacted. In addition, if we are unable to manage our investments in a manner that meets our liquidity needs, it could have a material adverse impact on our financial condition. Overall, if we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.

We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including acquisition activity, our ability to manage the run-off of our assumed policies and our ability to establish reserves at levels sufficient to cover losses. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets and the strength of our capital position and operating results. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of such equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.

If our insurance and reinsurance subsidiaries’ loss reserves are inadequate to cover their actual losses, our insurance and reinsurance subsidiaries’ net earnings and capital and surplus would be reduced, which could have a materially adverse impact on our results of operations and financial condition.

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries consider the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries, as well as actuarial methodologies and procedures. Our commutation activity and claims settlement and development in recent years has resulted in net reductions in provisions for loss and loss adjustment expenses of $241.8 million, $295.4 million and $311.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Although past experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating loss reserves and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses in the future. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net earnings and capital and surplus.

The difficulty in estimating the subsidiaries’ reserves is increased because our subsidiaries’ loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities. At December 31, 2012, our insurance and reinsurance companies had recorded gross A&E loss reserves of $628.6 million, or 17.2% of the total gross loss reserves. Net A&E loss reserves at December 31, 2012 amounted to $557.6 million, or 20.0% of total net loss reserves. A&E liabilities are especially hard to estimate for many reasons, including the long waiting periods between exposure and manifestation of any bodily injury or property damage, the difficulty in identifying the source of the asbestos or environmental contamination, long reporting delays and the difficulty in properly allocating liability for the asbestos or environmental damage. Developed case law and adequate claim history do not always exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing A&E claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Business — Reserves for Unpaid Losses and Loss Adjustment Expense” on page 12.

Reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. Many reinsurance companies have been negatively impacted by the difficult financial and economic conditions in recent years, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

As of December 31, 2012, the balances recoverable from reinsurers amounted to $1.12 billion, of which $144.1 million was associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. The reinsurer had a credit rating, as provided by a major rating agency, of A+. Of the $144.1 million recoverable from the reinsurer, $121.6 million is secured by a trust fund held for our benefit. Our exposure to this reinsurer (and any other reinsurers who represent meaningful percentages of our total reinsurance balances recoverable) may increase the risks described above.

Uncertain conditions in the economy generally may materially adversely affect our business, results of operations and financial condition.

In the event of financial turmoil affecting the global banking system and financial markets (including the sovereign debt markets), additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed maturity, credit, currency, and equity markets. This could have a number of effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. Net investment income and net realized and unrealized gains or losses also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in the fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.

In addition, rating agency downgrades of the U.S. and U.K. government’s credit rating and the credit ratings of certain European countries reflect a growing concern of the potential default of government issuers and have created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. These downgrades and any future downgrades of the U.S. and U.K. government’s credit rating and the credit ratings of one or more European countries may materially adversely affect our business, financial condition and results of operations, including the return on and value of our investments.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses, which could adversely affect our results of operations. We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly Australian dollars, Euros and British pounds, into U.S. dollars will impact our reported consolidated financial condition, results of operations and cash flows from year to year.

Fluctuations in the reinsurance industry may cause our operating results to fluctuate significantly.

The reinsurance industry historically has been subject to significant fluctuations and uncertainties. Factors that affect the industry in general may also cause our operating results to fluctuate. As a result, the industry’s and our profitability may be affected significantly by:

•

fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may affect the ultimate payout of loss amounts and the costs of administering books of reinsurance business;

•

volatile and unpredictable developments, such as those that have occurred in recent years in the world-wide financial and credit markets, which may adversely affect the recoverability of reinsurance from our reinsurers;

•	changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers’ liability; and

•	the overall level of economic activity and the competitive environment in the industry.

Emerging claim and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. In some instances, these changes may not become apparent until some time after we have acquired companies or portfolios of insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued.

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

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete. We rely substantially upon the services of Dominic F. Silvester, our Chief Executive Officer, Paul J. O’Shea and Nicholas A. Packer, our Executive Vice Presidents and Joint Chief Operating Officers, Richard J. Harris, our Chief Financial Officer, and our subsidiaries’ executive officers and directors to identify and consummate the acquisition of insurance and reinsurance companies and portfolios in run-off on favorable terms and to implement our run-off strategy. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. Work permits may be granted or extended by the Bermuda government upon showing that, after proper public advertisement in most cases, no Bermudian (or spouse of a Bermudian, holder of a permanent resident’s certificate or holders of a working resident’s certificate) is available who meets the minimum standard requirements for the advertised position. As a result, if we were to lose any of our key employees, the work permit laws and policies may hinder our ability to replace them.

We are a holding company, and we are dependent on the ability of our subsidiaries to distribute funds to us.

We are a holding company and conduct substantially all of our operations through subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, we are dependent on distributions of funds from our subsidiaries to pay dividends, fund acquisitions or fulfill financial obligations in the normal course of our business. Our subsidiaries may not generate sufficient cash from operations to enable us to make dividend payments, acquire additional companies or insurance or reinsurance portfolios or fulfill other financial obligations. The ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations (which are described in “Business — Regulation” beginning on page 20), and the ability of all of our subsidiaries to make distributions to us may be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans.

Conflicts of interest might prevent us from pursuing desirable investment and business opportunities.

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, either in the pursuit of acquisition targets or in general business operations. On occasion, we have also participated in transactions in which one or more of our directors or executive officers had an interest, and we may do so in the future. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers. The audit committee of our board of directors, which is comprised entirely of independent directors, reviews any material transactions involving a conflict of interest and may take actions as it deems appropriate in the particular circumstances. We may not be able to pursue all advantageous transactions that we would otherwise pursue in the absence of a conflict should our audit committee be unable to determine that any such transaction is on terms as favorable as we could otherwise obtain in the absence of a conflict.

If third-party administrators were to breach obligations owed to us, our business and results of operations could be adversely affected.

Certain of our subsidiaries rely on relationships with a number of third-party administrators, under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. Although we monitor these administrators on an ongoing basis, our monitoring efforts may not be adequate or our administrators could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations.

Our failure to comply with covenants contained in our credit facilities could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.

We and our subsidiaries currently have three outstanding credit facilities, including our Revolving Credit Facility, the Clarendon Facility and the SeaBright Facility. These credit facilities contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends, investment constraints and limitations on liens on stock. We may also enter into future credit facilities or other debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities, which could result in us being required to repay the amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition. In addition, complying with these covenants could limit our financial and operational flexibility. Our credit facilities are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long Term Debt” on page 96.

If we experience difficulties with our information technology assets or cyber security, our business could be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology assets, as well as those of any third-party service providers we use. Our business is dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as paying claims and performing actuarial and other modeling functions, acquisition work and other necessary legal, financial and business functions. A failure of our information technology assets could materially impact our ability to perform these functions, affect the confidentiality, availability or integrity of information or information systems, expose us to litigation and increase our administrative expenses.

Computer viruses, hackers and other external hazards, as well any internal process failures, could expose our information technology assets to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed. The potential consequences of a cyber-security incident could include liability and reputational damage to our company and could cause us to commit resources, management time and money to remediate these breaches, any of which in turn could have an adverse impact on our business.

Risks Relating to Our Acquisitions

Our inability to successfully price acquisitions and manage our portfolio of insurance and reinsurance companies in run-off may adversely impact our ability to grow our business and may result in material losses.

Our business is acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance in run-off. Our run-off business differs from the business of traditional insurance and reinsurance underwriting in that our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, will not be sufficient to cover future losses and the cost of run-off. Because our companies and portfolios in run-off no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. As of December 31, 2012, our gross reserves for losses and loss adjustment expense totaled $3.66 billion, and our reinsurance balances recoverable totaled $1.12 billion.

In order for us to achieve positive operating results, we must first price acquisitions on favorable terms relative to the risks posed by the acquired businesses and then successfully manage the acquired businesses by efficiently managing claims, collecting from reinsurers and controlling run-off expenses. Failure to do these things successfully could result in us having to cover losses sustained under assumed policies with retained earnings, which would materially and adversely impact our ability to grow our business and may result in material losses.

We have made, and expect to continue to make, acquisitions of insurance and reinsurance companies in run-off, and these activities may not be financially beneficial to us or our shareholders.

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions. Since our formation in August 2001, we have acquired 36 insurance and reinsurance companies and 21 portfolios of insurance and reinsurance business, and we expect to continue to make such acquisitions in the future. We cannot be certain that any of these acquisitions will be financially advantageous for us or our shareholders.

The evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business or portfolio, could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, levels of claims or other liabilities and exposures, an inability to generate sufficient revenue to offset acquisition costs and financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us (if any such obligations are in place).

Our ability to manage our growth through acquisitions will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisition strategies could have a material adverse effect on our business, financial condition or results of operations.

Our past and future acquisitions involve risks, and we may not realize the expected benefits because of underperformance relative to our expectations, unforeseen liabilities and expenses, integration difficulties and other challenges, which could have a material adverse effect on our business, financial condition or results of operations.

The acquisitions we have made and expect to make in the future may pose operational challenges, expose us to risks and divert management’s time and energy, including relating to:

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

•

integrating financial and operational reporting systems, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Securities Exchange Act of 1934, as amended (or the Exchange Act);

•	establishing satisfactory budgetary and other financial controls;

•	leveraging our existing capabilities and expertise into the business acquired;

•	funding increased capital needs and overhead expenses;

•	integrating technology platforms;

•	obtaining and retaining management personnel required for expanded operations; and

•	fluctuating foreign currency exchange rates relating to the assets and liabilities we may acquire.

Our failure to manage successfully these operational challenges and risks could have a material adverse effect on our business, financial condition or results of operations.

We may not complete future acquisitions within the time frame we anticipate or at all, which could have a negative effect on our business, financial condition or results of operations.

A key part of our business strategy is completing acquisitions of insurance and reinsurance businesses in run-off and portfolios of insurance and reinsurance businesses in run-off. Once we have signed a definitive agreement to acquire a business or portfolio, conditions to closing, such as obtaining regulatory approvals or shareholder approvals, must be met before the acquisition can be consummated. These and other closing conditions may not be satisfied at all, or may cause a material delay in the anticipated timing of closing. In addition, our ability to complete the acquisition on the originally anticipated terms, or at all, could be jeopardized if a seller receives competing proposals, if litigation is brought challenging the transaction or certain of its terms, or if regulators impose unexpected terms and conditions on the transaction. Failure to consummate an acquisition on the originally anticipated terms, or a significant delay in the closing, could result in significant expense, diversion of time and resources, reputational damage, litigation and a failure to realize the anticipated benefits of the acquisition, all of which could materially adversely impact our business, financial condition and results of operations.

Our pending acquisition of the HSBC Insurance Companies will represent a substantial expansion of our life insurance run-off portfolio, and presents certain different risks and uncertainties than those of our existing business, which could cause a material adverse effect on our business, financial condition and results of operations.

On September 6, 2012, we entered into a definitive agreement pursuant to which one of our subsidiaries will acquire the HSBC Insurance Companies. The transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. We expect to complete the acquisition by the end of the first quarter of 2013. The companies to be acquired have written various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance and annuities. The acquired businesses will represent a substantial increase to our life insurance portfolio. The future performance of the acquired businesses will be highly dependent on our ability to manage the run-off successfully and our ability to integrate and operate the business effectively and efficiently following closing.

Many of the risks and uncertainties associated with our existing business, which consists primarily of non-life property and casualty run-off, remain largely the same when applied to the life insurance business. However, the acquired business will also present certain risks that are different from our existing business. For example, the cost of claims and benefits of our subsidiaries’ various life insurance products will be influenced by many factors, including mortality and morbidity rates, lapse rates and the performance of assets to support the liabilities. Our life subsidiaries will also be exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. In addition, in an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, our life insurance subsidiaries may experience an elevated incidence of lapses of life insurance policies because there is a greater risk that policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. With respect to certain of our subsidiaries’ life insurance products, our subsidiaries will be dependent upon the counterparty to an administrative services agreement in order to collect policy premiums and maintain necessary customer data. There is a risk that the counterparty may fail to perform its obligations under the agreement to provide accurate and timely premiums and data, or that we or the counterparty could experience difficulties with the operation of the supporting technology systems. Any of these risks could result in underperformance of the acquired business compared to our expectations, and could also have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Investments

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline materially as a result of market fluctuations and economic conditions.

We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The net investment income that our subsidiaries realize from investments in fixed maturity securities will generally increase or decrease with changes in interest rates. The fair market value of our subsidiaries’ fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates, which are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. The fair market value can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. Any such deterioration of credit ratings on our fixed maturity security investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit, we may realize a significant loss.

In addition, some of our fixed maturity securities, such as mortgage-backed and other asset-backed securities, carry prepayment risk, or the risk that principal will be returned more rapidly or slowly than expected, as a result of interest rate fluctuations. When interest rates decline, consumers will generally make prepayments on their mortgages, causing us to be repaid more quickly than we might have originally anticipated, meaning that our opportunities to reinvest these proceeds back into the investment markets may be at reduced interest rates (with the converse being true in a rising interest rate environment). Mortgage-backed and other asset-backed securities are also subject to default risk on the underlying securitized mortgages, which would decrease the value of our investments.

The fair market value of our subsidiaries’ fixed maturity securities classified as trading and/or available-for-sale in our subsidiaries’ investment portfolios amounted to $2.82 billion at December 31, 2012. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Other-than-temporary impairments in the value of our subsidiaries’ fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may materially reduce our net income or cause us to incur a significant loss. For more information on our subsidiaries’ investment portfolios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Investments” on page 88.

Our investments in alternative investments may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity.

In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as private equity, fixed income, fixed income hedge, equity and real estate debt funds. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemptions, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and liquidity. As of December 31, 2012, we had an aggregate fair market value of $414.8 million of such investments, which comprised 12.4% of our total investments. For more information on our alternative investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Investments” on page 88.

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.

Fixed maturity and alternative investments, such as private equity, fixed income, fixed income hedge, equity and real estate debt funds, represent the majority of our total cash and invested assets. These investments are reported at fair value on our consolidated balance sheet. Fair value prices for all securities in the fixed maturities portfolio are independently provided by our investment custodian, investment accounting service provider and investment managers, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our custodian, accounting service provider or manager, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust in our judgment following our internal review.

These valuation procedures for our alternative investments involve estimates and judgments, and during periods of market disruptions (such as periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity), it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that are now in active markets with significant observable data that become illiquid due to changes in the financial environment. In these cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, which may result in values that could be less than the value at which the investments could ultimately be sold. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.

The nature of our business liquidity demands and the structure of our entities’ investment portfolios may adversely affect the performance of our investment portfolio and financial results and our investing flexibility.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. Because of the unpredictable nature of losses that may arise under our insurance and reinsurance subsidiaries’ insurance or reinsurance policies and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty in liquidating some of our alternative investments due to restrictions on sales, transfers and redemptions. This could have a material adverse effect on our business and the performance of our investment portfolio.

We maintain each company within our organization and each acquired portfolio of insurance and reinsurance business in separate stand-alone entities, and therefore, we have many individual portfolios of cash and investments. Each investment portfolio has its own regulatory admissibility requirements, and each entity is likely to have negative cash flows due to commutation activity, claims settlements and capital distributions. These factors reduce our overall investing flexibility.

Risks Relating to Laws and Regulation

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws and regulations of a number of jurisdictions. Existing laws and regulations limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency and capital adequacy requirements and require them to maintain reserve liabilities. Failure to comply with these laws and regulations may subject our insurance and reinsurance subsidiaries to fines and penalties, restrict them from conducting business or result in commencement of insurance company delinquency proceedings against a non-compliant insurance or reinsurance subsidiary. The application of these laws and regulations may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these risks, see “Business — Regulation” beginning on page 20.

In recent years, the insurance regulatory environment has become subject to increased scrutiny in many jurisdictions. Regulators are generally concerned with the protection of policyholders above other constituencies, including our shareholders. Additional laws and regulations have been and may continue to be enacted in the wake of the recent or future financial and credit crises that may have adverse effects on our business. For example, under the Dodd-Frank Act, the United States has proposed a change from a state-based system of regulation to a system involving more federal regulation under certain circumstances. The Dodd-Frank Act also established the Financial Services Oversight Council, which is authorized to require supervision of certain significant non-bank financial companies, including insurance companies, by the Board of Governors of the Federal Reserve. The NAIC, which is an association of the insurance commissioners of all 50 U.S. states and the District of Columbia and state regulators, regularly re-examines existing laws and regulations, which could impact our U.S. insurance and reinsurance subsidiaries. In Europe, Solvency II, the regulatory regime that is expected to be implemented in January 2016, sets out new, strengthened E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving international competitiveness of E.U. insurers, which could lead to increases in our subsidiaries’ regulatory capital requirements, reduced operational flexibility and increased compliance costs. In Bermuda, the BMA has implemented and imposed additional requirements on the companies it regulates, including certain of our insurance and reinsurance subsidiaries, as part of its efforts to achieve equivalence under Solvency II. Overall, the future impact and effect of these and other future regulatory initiatives on our operations, financial condition and liquidity, including the amount of capital we would be required to hold and the costs of compliance, remains uncertain.

In addition to legal and regulatory requirements, the insurance and reinsurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, concerning certain practices within the insurance and reinsurance industry. With our pending acquisition of the HSBC Insurance Companies, our life insurance subsidiaries may be subject to life industry-specific investigations, including ongoing industry-wide investigations into compliance with unclaimed property laws and practices related to forced-placed insurance. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations and may have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.

If we fail to comply with applicable insurance laws and regulations, we may be subject to disciplinary action, damages, penalties or restrictions that may have a material adverse effect on our business.

Our subsidiaries may not have maintained or be able to maintain all required licenses and approvals or maintained or be able to maintain their businesses in full compliance with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future engagements to manage companies and portfolios in run-off.

Risks Relating to Ownership of Our Ordinary Shares

Our stock price may experience volatility, thereby causing a potential loss of value to our investors.

The market price for our ordinary shares may fluctuate substantially and could cause investment losses due to, among other things, the following factors:

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

The interests of Messrs. Silvester, O’Shea and Packer, Trident V, L.P. and its affiliates, or Trident, Beck Mack & Oliver LLC, or Beck Mack, and Goldman, Sachs & Co. and its affiliates, or Goldman Sachs, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2012, Messrs. Silvester, O’Shea and Packer, Trident, Beck Mack and Goldman Sachs beneficially owned approximately 11.2%, 3.6%, 3.4%, 9.7%, 8.5% and 4.8%, respectively, of our outstanding voting ordinary shares. Although they do not act as a group, Trident, Beck Mack, Goldman Sachs and each of Messrs. Silvester, O’Shea and Packer may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions, limit voting rights of certain shareholders to 9.5% or prevent the removal of our board of directors and management.

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

There are regulatory limitations on the ownership and transfer of our ordinary shares.

Insurance laws and regulations in the jurisdictions in which our insurance and reinsurance subsidiaries operate require prior notices or regulatory approval of changes in control of an insurer or its holding company. Different jurisdictions define changes in control differently, and generally any purchaser of 10% or more of our ordinary shares could become subject to regulation and required to file certain notices and reports with the applicable insurance authorities (although in certain jurisdictions these obligations apply to a purchaser of 5% or more of our ordinary shares). These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including transactions that some shareholders might consider to be desirable.

The market value of our ordinary shares may decline if large numbers of shares are sold, including pursuant to existing registration rights.

We have a registration rights agreement with Mr. Silvester, Trident and certain other of our shareholders. This agreement provides that Mr. Silvester and Trident may request that we effect a registration under the Securities Act of 1933, as amended (or the Securities Act) of certain of their ordinary shares. In addition, they and the other shareholders party to the agreement have “piggyback” registration rights, which may result in their participation in an offering initiated by us. We have also entered into a registration rights agreement with affiliates of Goldman, Sachs & Co. in connection with our private placement in 2011, which provides that these investors may make two requests that we effect a registration under the Securities Act of the ordinary shares and non-voting ordinary shares issued to them in the private placement. These investors also have “piggyback” registration rights with respect to our registration of ordinary shares for our own account or for the account of one or more of our shareholders.

As of December 31, 2012, an aggregate of approximately 2.6 million ordinary shares held by Mr. Silvester and Trident and 665,529 ordinary shares and 2,725,637 non-voting ordinary shares held by affiliates of Goldman, Sachs & Co. are subject to these agreements. By exercising their registration rights, these holders could cause a large number of ordinary shares to be registered and generally become freely tradable without restrictions under the Securities Act immediately upon the effectiveness of the registration. Our ordinary shares have in the past been, and may from time to time continue to be, thinly traded, and significant sales, pursuant to the existing registration rights or otherwise, could adversely affect the market price for our ordinary shares and impair our ability to raise capital through offerings of our equity securities.

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

Legislation has been proposed on various occasions to eliminate perceived tax advantages of insurance companies that have legal domiciles outside the United States but have certain U.S. connections. For example, legislation has been proposed to disallow the deduction of reinsurance premiums paid by U.S. companies to certain non-U.S. affiliates, although no such provision has been enacted to date. It is possible that such legislation could be enacted or similar legislation could be introduced in and enacted by the current Congress or future Congresses and enactment of some version of such legislation, or other changes in U.S. tax laws, regulations or interpretations thereof, could have an adverse impact on us or our shareholders.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None

ITEM 2. PROPERTIES.

We lease approximately 10,300 square feet of office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom (including in London and Guildford), Australia, Ireland and Sweden. We renew and enter into leases in the ordinary course of our business.

We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.

ITEM 3. LEGAL	PROCEEDINGS

In connection with our acquisition of SeaBright, two purported class action lawsuits were filed against SeaBright, the members of its board of directors, our merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, us. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits allege, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and we or our merger subsidiary aided and abetted the alleged breaches of fiduciary duties. In the suits, plaintiffs sought to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement, as well as monetary damages, including attorneys’ fees and expenses. We believe these suits are without merit. Nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, we, SeaBright and the SeaBright director defendants agreed in principle to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement required SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement did not change the amount of the merger consideration that we paid to SeaBright’s stockholders in any way, nor did it alter any deal terms. The settlement is subject to execution and delivery of definitive documentation, approval by the Washington court of the settlement and approval by the Delaware court of the dismissal of the Delaware suit. If the settlement becomes effective, both lawsuits will be dismissed.

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

	2012		2011
	High	Low	High	Low
First Quarter	$101.70	$94.94	$100.69	$80.20
Second Quarter	$101.00	$89.00	$114.56	$96.23
Third Quarter	$105.44	$90.51	$110.00	$86.55
Fourth Quarter	$112.06	$97.00	$101.26	$87.53

Holders

On February 24, 2013, there were 2,091 shareholders of record of our voting ordinary shares and 5 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Dividends

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to the ability of our insurance and reinsurance subsidiaries to distribute capital and pay dividends, as described in “Business — Regulation” beginning on page 20. In addition, our outstanding credit facilities contain restrictions on our ability and certain of our subsidiaries’ ability to pay dividends.

We do not intend to pay a dividend on our ordinary shares, and we did not pay any dividends on our ordinary shares in 2012 or 2011. Rather, we intend to reinvest distributions from our subsidiaries back into the company. For a further description, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” beginning on page 38.

Company Stock Performance

A graph reflecting our stock performance is included below. The graph reflects the investment of $100.00 on December 31, 2007 (assuming the reinvestment of dividends) in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index.

	12/07	12/08	12/09	12/10	12/11	12/12
Enstar Group Limited	$100.00	$48.31	$59.65	$69.09	$80.22	$91.47
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
NASDAQ Insurance	$100.00	$73.55	$96.65	$101.13	$82.55	$92.49

Issuer Purchases of Equity Securities

None.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected historical financial information for each of the past five fiscal years has been derived from our audited historical financial statements. This information is only a summary and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included elsewhere in this annual report. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

Since our inception, we have made several acquisitions which impact the comparability between periods of the information reflected below. See “Business — Recent Transactions,” beginning on page 6 for information about our acquisitions.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands of U.S. dollars, except share and per share data)
Summary Consolidated Statements of Earnings Data:
Consulting fees	$8,570	$17,858	$23,015	$16,104	$25,151
Net investment income and net realized and unrealized gains (losses)	151,372	77,890	113,043	85,608	24,946
Gain on bargain purchase	—	13,105	—	—	—
Net reduction in ultimate loss and loss adjustment expense liabilities	241,764	295,447	311,834	259,627	242,104
Total other expenses	(210,187)	(195,842)	(242,865)	(184,331)	(194,837)
Share of earnings (loss) of equity method investee	—	—	10,704	—	(201)

Net earnings from continuing operations	191,519	208,458	215,731	177,008	97,163
Extraordinary gain — Negative goodwill	—	—	—	—	50,280

Net earnings	191,519	208,458	215,731	177,008	147,443
Less: Net earnings attributable to noncontrolling interests (including share of extraordinary gain of $15,084 in 2008)	(23,502)	(54,765)	(41,645)	(41,798)	(65,892)

Net earnings attributable to Enstar Group Limited	$168,017	$153,693	$174,086	$135,210	$81,551

Per Share Data(1):
Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — basic	$10.22	$11.03	$12.91	$10.01	$3.67
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — basic	—	—	—	—	2.78

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$10.22	$11.03	$12.91	$10.01	$6.45

Earnings per share before extraordinary gain attributable to Enstar Group Limited ordinary shareholders — diluted	$10.10	$10.81	$12.66	$9.84	$3.59
Extraordinary gain per share attributable to Enstar Group Limited ordinary shareholders — diluted	—	—	—	—	2.72

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$10.10	$10.81	$12.66	$9.84	$6.31

Weighted average ordinary shares outstanding — basic	16,441,461	13,930,221	13,489,221	13,514,207	12,638,333
Weighted average ordinary shares outstanding — diluted	16,638,021	14,212,440	13,751,256	13,744,661	12,921,475

	December 31,
	2012	2011	2010	2009	2008
	(in thousands of U.S. dollars, except per share data)
Summary Balance Sheet Data:
Total investments	$3,352,875	$3,335,199	$2,429,106	$1,620,992	$1,278,055
Cash and cash equivalents	954,855	1,223,665	1,455,354	1,700,105	2,209,783
Reinsurance balances recoverable	1,122,919	1,789,582	961,442	638,262	672,696
Total assets	5,882,243	6,606,138	5,235,904	4,170,842	4,358,151
Loss and loss adjustment expense liabilities	3,661,154	4,282,916	3,291,275	2,479,136	2,798,287
Loans payable	107,430	242,710	245,278	254,961	391,534
Total Enstar Group Limited shareholders’ equity	1,553,755	1,386,066	948,421	801,881	615,209
Book Value per Share(2):
Basic	$94.29	$84.56	$73.29	$59.05	$46.14
Diluted	$93.30	$82.97	$71.68	$58.06	$45.18
Shares Outstanding:
Basic	16,477,809	16,391,076	12,940,660	13,579,695	13,333,528
Diluted	16,653,120	16,705,767	13,231,320	13,811,247	13,616,844

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report and the documents incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this annual report and the documents incorporated by reference.

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

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures and external hazards;

•

the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities and address operational challenges;

•

risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•

changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the Risk Factors that are included in Item 1A above. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

Business Overview

We are a Bermuda-based company that acquires and manages insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and provides management, consulting and other services to the insurance and reinsurance industry.

Since our formation in August 2001, we have acquired 36 insurance and reinsurance companies and 21 portfolios of insurance and reinsurance business and are now administering those businesses in run-off.

We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United States, the United Kingdom, Australia and Europe. We had a total of 383 employees as at December 31, 2012.

Key Performance Indicators

The financial measure that we believe is most meaningful in analyzing our performance and assessing whether we are achieving our objectives is growth in book value per share. As of December 31, 2012 and 2011, book value per share and diluted book value per share were as follows:

	As of December 31, 2012	As of December 31, 2011
Book value per share	$94.29	$84.56
Diluted book value per share	$93.30	$82.97

Our principal business consists of acquiring and managing property and casualty insurance and reinsurance companies that have ceased underwriting new business — meaning they are in “run-off.” We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we previously acquired. We generate our earnings in the following ways:

•	settling net loss reserves of acquired businesses below their acquired fair value;

•	generating investment income on the cash and investment portfolios of acquired businesses;

•	in some cases, purchasing companies at a discount to the fair value of the assets acquired, which has resulted in the recording of gains on bargain purchases; and

•

providing expert run-off management services for a fixed and/or incentive-based fee in cases where vendors are not ready or able to dispose of their run-off operations, but require third-party services to stabilize the business and, where possible, add value to the core business.

During the year ended December 31, 2012, our book value per share on a basic and diluted basis increased by 11.5% and 12.5%, respectively. The increase in both basic and diluted book value per share was principally due to our net earnings for the year.

Drivers of Profitability

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities

Our insurance-related earnings comprise primarily reductions, or potential increases, of net ultimate loss and loss adjustment expense liabilities. These liabilities are comprised of outstanding loss or case reserves (or OLR), losses incurred but not reported (or IBNR) and unallocated loss adjustment expenses (or ULAE) reserves.

Net ultimate loss and loss adjustment expense liabilities established by management utilizing analysis performed by independent actuaries prepared on an annual basis are reviewed by our management each quarter. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net ultimate loss and loss adjustment expense liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. Net reductions in ultimate loss and loss adjustment expense liabilities are reported as negative expenses by us. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Loss and Loss Adjustment Expenses” on page 54.

Net Investment Income and Net Realized and Unrealized Gains

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturity investments is a function of market interest rates as well as the credit quality and duration of our fixed maturities portfolio. Our net realized and unrealized gains or losses on investments includes realized gains and losses on our fixed maturity securities and changes in fair value of our trading securities and other investments. We recognize realized gains and losses at the time of sale, and these gains and losses, along with the changes in fair value of our trading securities, reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturity holdings. The change in fair value of other investments is principally a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies and general economic and investment market conditions.

Consulting Fee Income

We generate consulting fees based on a combination of fixed and success-based fee arrangements. Consulting income will vary from period to period depending on the timing of completion of success-based fee arrangements. Success-based fees are recorded when targets related to overall project completion or profitability goals are achieved.

Expenses

Salaries and Benefits

We are a service-based company and, as such, employee salaries and benefits are our largest expense. We have experienced significant increases in our salaries and benefits expenses as we have grown our operations, and we expect that trend to continue if we are able to expand our operations successfully.

We provide for the annual grant of bonus compensation to our officers and employees, including our senior executive officers. Bonus awards are based on a percentage of our consolidated net after-tax profits. The percentage is 15% unless our Compensation Committee exercises its discretion to change the percentage no later than 30 days after our year end. Bonus awards are payable in cash, ordinary shares or a combination of both.

General and Administrative Expenses

General and administrative expenses include rent and rent-related costs, professional fees (legal, investment, audit and actuarial) and travel expenses. We have operations in multiple jurisdictions and our employees travel frequently in connection with the search for acquisition opportunities and in the general management of the business.

Income Taxes

We have operations in multiple jurisdictions where our subsidiaries are subject to taxation. Income tax expense is generated through our foreign operations outside of Bermuda. Our income tax expense will fluctuate depending on the geographic distribution of pre-tax net income.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest relates to the share of earnings of seven of our subsidiaries that is not attributable to us because a third party has an interest in such subsidiaries.

Critical Accounting Policies

We believe the following accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounting for Acquisitions — Fair Value Measurement

We use the purchase method in accounting for acquisitions. The difference between the fair value of net assets acquired and purchase price is recorded as goodwill.

The most significant liability of an acquired company is typically the liability for loss and loss adjustment expenses, and the most significant asset is typically the asset related to any reinsurance recoverable on these liabilities that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not sufficiently active and transparent to enable us to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, we have developed internal models that we believe allow us to determine fair values that are reasonable proxies for market exit values. We are familiar with the major participants in the acquisition run-off market and believe that the key assumptions we make in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in our negotiation of purchase price with sellers, it is frequently clear to us that other bidders in the market are using models and assumptions similar in nature to ours during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.

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

The key assumptions used by us and, we believe, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amounts of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) a risk-free discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated loss adjustment expenses to be incurred over the life of the run-off; (v) the impact of any accelerated run-off strategy; and (vi) an appropriate risk margin.

The probability-weighted projected cash flows of the acquired company are based on projected claims payouts provided by the seller predominantly in the form of the seller’s most recent independent actuarial reserve report. In the absence of the seller’s actuarial reserve report, our independent actuaries will determine the estimated claims payout.

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, we are able to pursue strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement are a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. On acquisition of a U.K., Bermudian or Australian company, the claims payout projection is weighted according to management’s estimated probability of being able to complete a solvent scheme of arrangement. To the extent that solvent schemes of arrangement are not available to an acquired company, no weighting is applied to the projected claims payout.

On acquisition, we make a provision for unallocated loss adjustment expense liabilities. This provision considers the adequacy of the provision maintained and recorded by the seller in light of our run-off strategy and estimated unallocated loss adjustment expenses to be incurred over the life of the acquired run-off as projected by the seller’s actuaries or, in their absence, our actuaries. To the extent that our estimate of the total unallocated loss adjustment expense provision is different from the seller’s, an adjustment will be made. While it is our objective to accelerate the run-off by completing commutations of assumed and ceded business (which would have the effect of shortening the life, and therefore the cost, of the run-off), the success of this strategy is far from certain. Therefore, the estimates of unallocated loss adjustment expenses are based on running off the liabilities and assets over the actuarially projected life of the run-off. In those domiciles where solvent schemes of arrangement are available, management’s estimates of the total unallocated loss adjustment expenses are probability-weighted in accordance with the estimated time that a solvent scheme of arrangement could be completed, which has the effect of reducing the period of the run-off and the related unallocated loss adjustment expenses. For those acquisitions in domiciles where solvent schemes of arrangement are not available, the unallocated loss adjustment expenses are estimated over the projected life of the run-off.

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

The difference between the original carrying value of reinsurance liabilities and reinsurance assets acquired at the date of acquisition and the fair value is recorded as an intangible asset or other liability, which we refer to as the Fair Value Adjustment, or FVA. The FVA is amortized over the estimated payout period and adjusted for accelerations on commutation settlements or any other new information or subsequent change in circumstances after the date of acquisition. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is accelerated or decelerated, as the case may be, to reflect such changes. The FVA is tested annually for impairment.

Loss and Loss Adjustment Expenses

Our primary objective in running off the operations of acquired companies and portfolios of insurance and reinsurance business in run-off is to increase book value by settling loss reserves below their acquired fair value. The earnings created in each acquired company or portfolio of insurance and reinsurance business, together with the related decrease in loss reserves, lead to a reduction in the capital required for each company, thereby providing the ability to distribute both earnings and excess capital to the parent company.

To the extent that the nature of the acquired loss reserves are conducive to commutation, our aim is to settle the majority of the acquired loss reserves within a timeframe of approximately five to seven years from the date of acquisition. To the extent that acquired reserves are not conducive to commutation, we will instead adopt a disciplined claims management approach to pay only valid claims on a timely basis and endeavor to reduce the level of acquired loss adjustment expense provisions by withdrawing, where appropriate, from existing litigation and otherwise streamlining claims handling procedures.

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

Commutations of blocks of policies, along with disciplined claims management, have the potential to produce favorable claims development compared to established reserves. For each newly-acquired company, we determine a commutation strategy that broadly identifies commutation targets using the following criteria:

•	Previous commutations completed by existing portfolio companies with policyholders of the newly-acquired company;

•	Nature of liabilities;

•	Size of incurred loss reserves;

•	Recent loss development history; and

•	Targets for claims audits.

Once commutation targets are identified, they are prioritized into target years of completion. At the beginning of each year, the approach to commutation negotiations is determined by the commutation team, including claims and exposure analysis and broker account reconciliations. On completion of this analysis, settlement parameters are set around incurred liabilities. Commutation discussions can take many months or even years to come to fruition. Commutation targets not completed in a particular year are re-prioritized for the following year.

Every commutation, irrespective of value, requires the approval of our Chief Financial Officer or one of our two Joint Chief Operating Officers. The impact of the commutation activity on the IBNR reserve is reflected as part of our annual actuarial reviews of reserves. However, if a significant commutation is completed during the year, loss reserves will be adjusted in the corresponding quarter to reflect management’s then best estimate of the impact on remaining IBNR reserves.

The following table provides a breakdown of gross loss and loss adjustment expense reserves by type of exposure as of December 31, 2012 and 2011:

	2012			2011
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$179,917	$355,006	$534,923	$207,288	$386,147	$593,435
Environmental	51,632	42,088	93,720	67,040	42,326	109,366
All other:
General casualty	565,250	384,640	949,890	550,012	533,504	1,083,516
Workers compensation/personal accident	652,034	135,966	788,000	707,723	349,061	1,056,784
Marine, aviation and transit	163,367	26,898	190,265	238,209	43,686	281,895
Construction defect	92,279	150,520	242,799	120,258	182,583	302,841
Other	500,472	127,896	628,368	466,397	137,380	603,777

Total all other	1,973,402	825,920	2,799,322	2,082,599	1,246,214	3,328,813

Total	$2,204,951	$1,223,014	$3,427,965	$2,356,927	$1,674,687	$4,031,614

Unallocated loss adjustment expenses			233,189			251,302

Total			$3,661,154			$4,282,916

The following table provides a breakdown of loss and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2012 and 2011:

	2012		2011
	Total Net Reserves	% of Total	Total Net Reserves	% of Total
	(in thousands of U.S. dollars)
Asbestos	$478,154	17.2%	$528,398	18.2%
Environmental	79,397	2.9%	93,089	3.2%
All other:
General casualty	728,976	26.2%	659,821	22.8%
Workers compensation/personal accident	451,980	16.2%	643,543	22.2%
Marine, aviation and transit	140,412	5.0%	171,664	5.9%
Construction defect	145,700	5.2%	184,419	6.4%
Other	527,127	18.9%	367,677	12.6%

Total all other	1,994,195	71.5%	2,027,124	69.9%
Unallocated loss adjustment expenses	233,189	8.4%	251,302	8.7%

Total	$2,784,935	100.0%	$2,899,913	100.0%

As of December 31, 2012, the IBNR reserves (net of reinsurance balances recoverable) accounted for $939.7 million, or 33.7%, of our total net loss reserves. The reserve for IBNR (net of reinsurance balance recoverable) accounted for $1,038.9 million, or 35.8%, of our total net loss reserves at December 31, 2011.

Annual Loss and Loss Adjustment Reviews

Because a significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event, the liability for unpaid losses and loss adjustment expenses is based largely upon estimates.

Our management must use considerable judgment in the process of developing these estimates. The liability for unpaid losses and loss adjustment expenses for property and casualty business includes amounts determined from loss reports on individual cases and amounts for IBNR reserves. Such reserves, including IBNR reserves, are estimated by management based upon loss reports received from ceding companies, supplemented by our own estimates of losses for which no ceding company loss reports have yet been received and the results of annual independent actuarial studies.

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

Where we provide reinsurance or retrocession reinsurance protection, the process of claim advice from the direct insurer to the reinsurers and/or retrocessionaires naturally involves more levels of communication, which inevitably creates delays or lags in the receipt of loss advice by the reinsurers/retrocessionaires relative to the date of first advice to the direct insurer. Certain types of exposure, typically latent health exposures such as asbestos-related claims, have inherently long reporting delays, in some cases many years, from the date a loss occurred to the manifestation and reporting of a claim and ultimately until the final settlement of the claim. For asbestos and environmental exposures, our actuaries apply explicit time lag assumptions in their reserving methodologies. This time lag varies by portfolio from one to five years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess reinsurance, reinsurance of direct and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-US domicile are assumed to have a greater time lag than portfolios written from a US-domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

An industry-wide weakness in cedant reporting affects the adequacy and accuracy of reserving for advised claims. We attempt to mitigate this inherent weakness as follows:

1.

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

2.

Onsite claims audits are often supplemented by further reviews by our internal and external legal advisors to determine the reasonableness of advised case reserves and, if considered necessary, an adjustment to the reported case reserve will be recorded.

3.

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

We strive to apply the highest standards of discipline and professionalism to our claims adjusting, processing and settlement and disputes with cedants are rare. However, we are from time to time involved in various disputes and legal proceedings in the ordinary course of our claims adjusting process. The majority of the losses ceded to us are from the subscription insurance market (where there are often many insurers and reinsurers underwriting each policy), and we often are involved in disputes commenced by other co-insurers who act in unison with any litigation or dispute resolution controlled by the lead underwriter. Coverage disputes arise when the insured/reinsured and insurer/reinsurer cannot reach agreement as to the interpretation of the policy and/or application of the policy to a claim. Most insurance and reinsurance policies contain dispute resolution clauses requiring arbitration or mediation. In the absence of a contractual dispute resolution process, civil litigation would be commenced. We aim to reach a commercially acceptable resolution to any dispute, using arbitration or litigation as a last resort. We regularly monitor and provide internal reports on disputes involving arbitration and litigation and engage external legal counsel to provide professional advice and assist with case management.

In establishing reserves, management includes amounts for IBNR reserves using information from independent actuarial estimates of ultimate losses. Our independent actuaries use generally accepted actuarial methodologies to estimate ultimate losses and loss adjustment expenses and those estimates are reviewed by our management.

Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Gross loss reserves relate primarily to casualty exposures, including latent claims, of which approximately 18% relate to asbestos and environmental, or A&E, exposures.

Within the annual loss reserve studies produced by our independent actuaries, exposures for each subsidiary are separated into homogeneous reserving categories for the purpose of estimating IBNR. Each reserving category contains either direct insurance or assumed reinsurance reserves and groups relatively similar types of risks and exposures (for example, asbestos, environmental, casualty, property) and lines of business written (for example, marine, aviation, non-marine). Based on the exposure characteristics and the nature of available data for each individual reserving category, a number of methodologies are applied. Recorded reserves for each category are selected from the indications produced by the various methodologies after consideration of exposure characteristics, data limitations and strengths and weaknesses of each method applied. This approach to estimating IBNR has been consistently adopted in the annual loss reserve studies for each period presented.

We review the external actuaries’ reports for consistency and appropriateness of methodology and assumptions, including assumptions of industry benchmarks, and discuss any concerns or changes with them. Our Chief Actuary and Chief Financial Officer then consider the reasonableness of loss reserves recommended by our external actuaries, in light of actual loss development during the year, using the following reports produced internally on a quarterly basis for each of our insurance and reinsurance subsidiaries:

1.

Gross, ceded and net incurred loss report — This report provides, for each reporting period, the total (including commuted policies) gross, ceded and net incurred loss development for each company and a commentary on each company’s loss development prepared by our Chief Actuary. The report highlights the causes of any unusual or significant loss development activity (including commutations) and includes commentary on quality and reliability of underlying data.

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

The above reports provide our Chief Actuary and Chief Financial Officer with the relevant information to determine whether loss development (including commutations) during the year has, for each company, been sufficiently meaningful so as to warrant an adjustment to the reserves recommended by our external actuaries in the most recent actuarial study. It is not possible to quantify how much of any reserve release specifically relates to commutations or favorable development of non-commuted claims as the revised historical loss development used by the actuaries to estimate required reserves is a combination of both the elimination of historical loss development relating to commuted policies and non-commuted loss development.

When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2012.

The ranges of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2012 were:

	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$475,580	$534,923	$600,166
Environmental	83,529	93,720	105,047
All other:
General casualty	841,928	949,890	1,054,440
Workers compensation/personal accident	695,520	788,000	876,384
Marine, aviation and transit	161,938	190,265	196,314
Construction defect	210,425	242,799	280,161
Other	562,736	628,368	692,207

Total all other	2,472,547	2,799,322	3,099,506
Unallocated loss adjustment expenses	233,189	233,189	233,189

Total	$3,264,845	$3,661,154	$4,037,908

Latent Claims

Our loss reserves are related largely to casualty exposures including latent exposures relating primarily to A&E. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

The estimation of unpaid claim liabilities is subject to a high degree of uncertainty for a number of reasons. First, unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Moreover, for latent exposures in particular, developed case law and adequate claim history do not exist. There is significant coverage litigation related to these exposures, which creates further uncertainty in the estimation of the liabilities. As a result, for these types of exposures, it is especially unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. There can be no assurance that the reserves we establish will be adequate or will not be adversely affected by the development of other latent exposures.

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

As of December 31, 2012, we employed approximately 27 full-time equivalent employees, including attorneys, actuaries, and experienced claims-handlers, to directly administer our A&E liabilities.

Our future environmental loss development may be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act (or CERCLA) and related legislation.

•	Costs imposed due to joint and several liability if not all potentially reliable parties (or PRPs) are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the “absolute” pollution exclusion.

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

1. Paid Survival Ratio Method.    In this method, our expected annual average payment amount is multiplied by an expected future number of payment years to get an indicated reserve. Our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payments data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. Advantages of this method are of ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.

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

3. Reserve-to-Paid Method.    In this method, the ratio of estimated industry reserves to industry paid-to-date losses is multiplied by our paid-to-date losses to estimate our reserves. Specific considerations in the application of this method include the completeness of our paid-to-date loss information, the potential acceleration or deceleration in our payments (relative to the industry) due to our claims handling practices, and the impact of large individual settlements. Each year, paid-to-date loss information is updated (for both us and the industry) and updates to industry estimated reserves are reviewed. This method has the advantage of relying purely on paid loss data and so is not influenced by subjectivity of case reserve loss estimates. A potential disadvantage is that the application to our portfolios that do not have complete inception-to-date paid loss history could produce misleading results. To address this potential disadvantage, a variation of the method is also considered by multiplying the ratio of estimated industry reserves to industry losses paid during a recent period of time (e.g., 5 years) times our paid losses during that period.

4. IBNR:Case Ratio Method.    In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by our case reserves to estimate our IBNR reserves. Specific considerations in the application of this method include the presence of policies reserved at policy limits, changes in overall industry case reserve adequacy and recent loss reporting history. Each year, our case reserves are updated, industry reserves are updated and the applicability of the industry IBNR:Case Ratio is reviewed. This method has the advantage that it incorporates the most recent estimates of amounts needed to settle open cases included in current case reserves. A potential disadvantage is that results could be misleading where our case reserve adequacy differs significantly from overall industry case reserve adequacy.

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

As of December 31, 2012, we had 30 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 311 reserve categories in total, including 38 distinct asbestos reserving categories and 25 distinct environmental reserving categories.

To the extent that data availability allows, the five methodologies described above are applied for each of the 38 asbestos reserving categories and each of the 25 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2012:

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

The assumptions above as to Ultimate Industry Asbestos and Environmental losses have not changed from the immediately preceding period. For our company as a whole, the average selected lag for asbestos has increased slightly from 2.6 years to 2.8 years and the average selected lag for environmental has decreased slightly from 2.3 years to 2.2 years. The changes to the selected lags arose largely as a result of the changes in the relative sizes of the various underlying asbestos and environmental portfolios during 2012.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $65 billion for asbestos and $38.5 billion for environmental, and changes in the time-lag, from the selected averages of 2.8 years for asbestos and 2.2 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2012 and differs from the table on page 58, which demonstrates the range of outcomes produced by the various methodologies.

Sensitivity to Industry Asbestos Ultimate Loss Assumption	Asbestos Loss Reserves
(in thousands of U.S. dollars)
Asbestos — $70 billion	$636,465
Asbestos — $65 billion (selected)	534,923
Asbestos — $60 billion	433,381

Sensitivity to Industry Environmental Ultimate Loss Assumption	Environmental Loss Reserves
(in thousands of U.S. dollars)
Environmental — $43.5 billion	$138,305
Environmental — $38.5 billion (selected)	93,720
Environmental — $33.5 billion	49,134

Sensitivity to Time-Lag Assumption*	Asbestos Loss Reserves	Environmental Loss Reserves
	(in thousands of U.S. dollars)
Selected average of 2.8 years asbestos, 2.2 years environmental	$534,923	$93,720
Increase all portfolio lags by six months	595,683	96,854
Decrease all portfolio lags by six months	468,392	90,223

*	Using $65 billion/$38.5 billion Asbestos/Environmental Industry Ultimate Loss assumptions.

In the period from 2001-2009, industry publications generally indicated that the range of ultimate industry asbestos losses was estimated to be between approximately $55 billion and $65 billion. In late 2009, one commonly-referenced benchmark increased its estimate of ultimate industry asbestos losses from $65 billion to $75 billion. One of the reasons cited for this higher estimate was a shift of losses away from products liability claims to non-products claims. In considering the impact of this issue on our owned portfolios of asbestos exposures, it is important to understand how asbestos claims attach to policies issued by the insurance industry in general and to the policies issued by the companies owned by us in particular.

Historically, asbestos claims have been presented as “products liability” claims brought against manufacturers and distributors of asbestos-containing products. For a given manufacturer, distributor, or other entity involved in asbestos litigation, multiple claims are filed by numerous individuals. There is typically an allocation of the settlement costs for asbestos claims over time based on exposure to asbestos by the injured claimants. Many asbestos claims will aggregate within each individual policy period to exhaust the annual aggregate policy limits that exist within policies sold to cover products liability claims.

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

Our exposure to asbestos losses arises largely from direct excess policies and assumed reinsurance policies written through the London market. With respect to direct excess policies, our companies typically participated on policies whereby liability would only attach in excess of primary and umbrella policy limits. As non-products asbestos losses are not aggregated and are generally confined to the limits of the primary and other lower layer insurance policies, we believe we have very little exposure to non-products asbestos losses through direct insurance policies issued by our subsidiary companies. To date, we have seen no material reporting of non-products asbestos claims on direct insurance policies. The trend of asbestos losses shifting from products to non-products is not a new phenomenon. As our insurance entities have not received any material reporting of non-products claims to date and their direct insurance exposures are generally in excess of the layers of insurance impacted by non-products asbestos losses, we do not expect any material future liability in respect of non-products asbestos claims.

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

Other reasons cited for the 2009 increase in estimated industry ultimate asbestos losses include the ongoing uncertainty surrounding insurance coverage of asbestos claims and the ongoing reporting of significant numbers and values of malignant mesothelioma claims. We do not view these issues as new information, and therefore, any impact has already been factored into our actuarial reserving methodologies and does not create a need for any change in our assumptions.

In late 2012, one commonly-referenced benchmark increased its estimate of ultimate industry asbestos losses from $75 billion to $85 billion. Little reasoning was given to explain the increase other than the fact that the industry has reported ultimate losses of $74 billion as of year-end 2011, and that the industry has been increasing its estimate of ultimate losses by approximately $2 billion per year over recent years. Based on the lack of reasoning presented, it is unclear to what extent the phenomena of asbestos losses presenting as “non-products” has influenced the most recent increase.

It should be noted that our experience in recent years on its portfolio of asbestos exposures has not mirrored that of the industry. Over recent years, our ultimate loss estimates for asbestos have consistently decreased as a result of favourable commutation and policy buyback activity and a trend of favorable actual versus expected incurred loss emergence. Accordingly, we do not believe our recent loss development experience on our portfolio of asbestos exposures supports an increase to our loss reserve levels at this time.

One key measure of reserve strength for asbestos reserves is the three-year average paid survival ratio. This measure compares the asbestos carried-reserve amount with the average of the most recent three calendar years of asbestos loss payment activity. The most recent available information indicates that the insurance industry’s asbestos reserve survival ratio at year-end 2011 is 9.7. Using an ultimate loss estimate of $85 billion (as opposed to $74 billion based on industry reserves carried at year-end 2011) produces a survival ratio of 14.4. Our carried-reserve survival ratio at year-end 2012 is 14.0. It should be noted that this is consistent with the industry three-year survival ratio when lagged by 2.8 years.

In summary, estimates of ultimate asbestos losses for the insurance industry have increased in recent years, however, our recent history of favorable settlements on commutations and policy buybacks and of lower incurred loss emergence relative to expectations does not support an increase to our asbestos loss reserve levels. Finally, our carried reserve level compares favorably with the industry carried reserve level – even under an $85 billion ultimate loss scenario – using the well-accepted three-year average paid survival ratio.

As the basis for our environmental reserving, we had, for a number of years and based on advice supplied by our independent consulting actuaries, selected an estimate of $35 billion ultimate industry environmental losses. Based on the most recent information available, industry reported incurred losses have now exceeded $35 billion. In addition, a notable industry publication has recently published a revised estimate of ultimate industry environmental losses of $42 billion. In light of these facts, in 2011, we increased our estimate of ultimate environmental industry losses from $35 billion to $38.5 billion as the basis for our environmental loss reserving. This change of assumption had no material impact on our consolidated financial statements. We continue to experience only moderate incurred loss development on our own portfolios of environmental exposures, and believe our carried reserve level for environmental exposures is appropriate based on the analysis conducted by both our internal and our external independent actuaries.

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

1. Cumulative Reported and Paid Loss Development Methods.    The Cumulative Reported (Case Incurred) Loss Development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical “age-to-age” loss development factors (or LDFs) are calculated to measure the relative development of an accident year from one maturity point to the next. Age-to-age LDFs are then selected based on these historical factors. The selected age-to-age LDFs are used to project the ultimate losses. The Cumulative Paid Loss Development Method is mechanically identical to the Cumulative Reported Loss Development Method described above, but the paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a cumulative loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple payments per claim, legal changes, or variations in a company’s mix of business from year to year. Typically, the most appropriate circumstances in which to apply a cumulative loss development method are those in which the exposure is mature, full loss development data is available, and the historical observed loss development is relatively stable.

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

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities

The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as a reduction in net ultimate losses on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2012 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2012 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.

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

Our quarterly paid and incurred loss development is often driven by large, “wholesale” settlements — such as commutations and policy buy-backs — which settle many individual claims in a single transaction. This allows for monitoring of the potential profitability of large settlements, which, in turn, can provide information about the adequacy of reserves on remaining exposures that have not yet been settled. For example, if it were found that large settlements were consistently leading to large negative, or favorable, incurred losses upon settlement, it might be an indication that reserves on remaining exposures are redundant. Conversely, if it were found that large settlements were consistently leading to large positive, or adverse, incurred losses upon settlement, it might be an indication — particularly if the size of the losses were increasing — that certain loss reserves on remaining exposures are deficient. Moreover, removing the loss development resulting from large settlements allows for a review of loss development related only to those contracts that remain exposed to losses. Were this not done, it is possible that savings on large wholesale settlements could mask significant underlying development on remaining exposures.

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

Quarterly loss development is expected to be fairly erratic for the types of exposure insured and reinsured by us. Several quarters of low incurred loss development can be followed by spikes of relatively large incurred losses. This is characteristic of latent claims and other insurance losses that are reported and settled many years after the inception of the policy. Given the high degree of statistical uncertainty, and potential volatility, it would be unusual to adjust reserves on the basis of one, or even several, quarters of loss development activity. As a result, unless the incurred loss activity in any one quarter is of such significance that management is able to quantify the impact on the ultimate liability for loss and loss adjustment expenses, reductions or increases in loss and loss adjustment expense liabilities are carried out in the fourth quarter based on the annual reserve review described above.

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

Provisions for Unallocated Loss Adjustment Expense Liabilities

Provisions for unallocated loss adjustment expense liabilities are estimated by management by determining the future annual costs to be incurred by us, comprising staff costs, consultancy and professional fees and overheads, in managing the run-off of claims liabilities for each of our insurance and reinsurance entities and is increased with outstanding losses and loss expenses. The provision is reviewed quarterly and adjusted in accordance with the related costs incurred each period.

Reinsurance Balances Recoverable

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

Valuation of Investments

We invest in a trading portfolio of fixed maturity investments and equities and an available-for-sale portfolio of fixed maturity investments. We record both the trading and available-for-sale portfolios at fair value on our balance sheet. For our trading portfolio, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our available-for-sale portfolio, the unrealized gain or loss (other than credit losses) is recorded in accumulated other comprehensive income in the shareholders’ equity section of our consolidated balance sheet.

Our other investments comprise investments in various private equity, fixed income, fixed income hedge, equity and real estate debt funds, all of which are recorded at fair value.

We measure fair value in accordance with Accounting Standards Codification (or ASC) 820, Fair Value Measurements. The guidance dictates a framework for measuring fair value and a fair value hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 and 2) and unobservable (Level 3).

The use of valuation techniques may require a significant amount of judgment. During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable.

Fixed Maturity Investments

Fixed maturity investments are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances such as credit rating and changes in industry specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. At maturity, absent any credit loss, fixed maturity investments amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available-for-sale investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

We perform regular reviews of our available-for-sale fixed maturities portfolios and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other than temporary impairment losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

Any other-than-temporary impairment loss, or OTTI, related to a credit loss would be recognized in earnings, and the amount of the OTTI related to other factors (e.g. interest rates, market conditions, etc.) is recorded as a component of other comprehensive income. If no credit loss exists but either we have the intent to sell the fixed maturity investment or it is more likely than not that we will be required to sell the fixed maturity investment before its anticipated recovery, then the entire unrealized loss is recognized in earnings.

For the years ended December 31, 2012, 2011 and 2010, we did not recognize any other than temporary impairment charges through earnings.

Our fixed maturity portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee. Fair value prices for all investments in the fixed maturity portfolios are independently provided by the investment custodian, investment accounting service provider and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for our fixed maturity investments. We record the unadjusted price provided by the investment custodian, investment accounting service provider or the investment manager and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

The independent pricing services used by the investment custodian, investment accounting service provider and investment managers obtain actual transaction prices for investments that have quoted prices in active markets. For determining the fair value of investments that are not actively traded, in general, pricing services use “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for investments such as mortgage-backed and asset-backed investments.

Other Investments

Our other investments are comprised of private equity, fixed income, fixed income hedge, equity and real estate debt funds. Investments in the funds are carried at their net asset values, which approximate fair value. We believe the reported net asset value represents the fair value market participants would apply to an interest in the fund. The fund managers value their underlying investments at fair value in accordance with policies established by each fund, as described in each of their financial statements and offering memoranda. The change in fair value is included in net realized and unrealized gains on investments and recognized in net earnings. These investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator.

We have ongoing due diligence processes with respect to funds in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment.

For our investments in private equity funds, we measure fair value by obtaining the most recently provided capital statement from the external fund manager or third-party administrator. The funds calculate net asset value on a fair value basis. Due to a lag in the valuations reported by the managers, we record changes in the investment value with up to a three-month lag. For all publicly-traded companies within these funds, we adjust the reported net asset value based on the latest share price as of our reporting date. We have classified our investments in private equity funds as Level 3 investments because they reflect our own judgment about the assumptions that market participants might use.

The fixed income funds and equity fund in which we invest have been classified as Level 2 investments because their fair value is estimated using the net asset value provided regularly and because the fixed income funds and equity fund are highly liquid.

For our investments in fixed income hedge funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investments in the funds are classified as Level 3.

The real estate debt fund in which we invest has been classified as a Level 3 investment because its fair value is estimated using the most recent published net asset value.

Our remaining other investments are valued based on the latest available capital statements and have been classified as Level 3.

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

As at December 31, 2012, none of our funds included in other investments were subject to gates or had side-pockets.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets and liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in/out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur.

Results of Operations

The following table sets forth our selected consolidated statements of earnings data for each of the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(in thousands of U.S. dollars)
INCOME
Consulting fees	$8,570	$17,858	$23,015
Net investment income	77,760	68,676	81,261
Net realized and unrealized gains	73,612	9,214	31,782
Gain on bargain purchase	—	13,105	—

	159,942	108,853	136,058

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(221,927)	(250,216)	(278,065)
Reduction in provisions for bad debt	(3,111)	(42,822)	(49,556)
Reduction in provisions for unallocated loss adjustment expense liabilities	(39,298)	(45,102)	(39,651)
Amortization of fair value adjustments	22,572	42,693	55,438

	(241,764)	(295,447)	(311,834)
Salaries and benefits	100,473	89,846	86,677
General and administrative expenses	56,592	71,810	59,201
Interest expense	8,426	8,529	10,253
Net foreign exchange losses (gains)	406	373	(398)

	(75,867)	(124,889)	(156,101)

Earnings before income taxes and share of net earnings of equity method investee	235,809	233,742	292,159
Income taxes	(44,290)	(25,284)	(87,132)
Share of net earnings of equity method investee	—	—	10,704

NET EARNINGS	191,519	208,458	215,731
Less: Net earnings attributable to noncontrolling interest	(23,502)	(54,765)	(41,645)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$168,017	$153,693	$174,086

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements” and elsewhere in this annual report.

Comparison of Years Ended December 31, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $191.5 million and approximately $208.5 million for the years ended December 31, 2012 and 2011, respectively. The decrease in earnings of approximately $17.0 million was attributable primarily to the following:

(i)

an increase in net realized and unrealized gains of $64.4 million due primarily to: (a) mark-to-market changes in the market value of our equity securities; (b) increases in realized gains on our fixed maturities; and (c) increased returns from our other investments;

(ii)	a decrease in general and administrative expenses of $15.2 million due principally to decreased legal fees and settlement costs related to certain litigation settled in 2011; and

(iii)

an increase in net investment income of $9.1 million primarily as a result of higher average cash and fixed maturities balances for 2012 as a result of the Clarendon National Insurance Company acquisition, which was partially offset by a decrease in yields due to declining yields in the global fixed maturities markets; partially offset by

(iv)	a lower net reduction in ultimate loss and loss adjustment expense liabilities of $53.7 million;

(v)	an increase in income taxes of $19.0 million due to increased tax liabilities recorded on the results of our taxable subsidiaries;

(vi)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna Life Limited (as compared to no gain on bargain purchase in 2012);

(vii)

an increase in salaries and benefits costs of $10.6 million due primarily to an increase in salary costs for our U.S. operations along with an increase in our discretionary bonus plan as a result of an increase in net earnings for the year; and

(viii)	a decrease in consulting fee income of $9.3 million due to lower revenue from incentive-based fee arrangements.

Noncontrolling interest in earnings decreased by $31.3 million to $23.5 million primarily as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased from $153.7 million for the year ended December 31, 2011 to $168.0 million for the year ended December 31, 2012.

Comparison of Years Ended December 31, 2011 and 2010

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $208.5 million and approximately $215.7 million for the years ended December 31, 2011 and 2010, respectively. The decrease in earnings of approximately $7.2 million was attributable primarily to the following:

(i)	a decrease in net investment income of $12.6 million primarily as a result of a decrease, in 2011, in net investment income due primarily to lower yields earned on our fixed maturity investments;

(ii)

a decrease in net realized and unrealized gains of $22.6 million due primarily to a decrease in our realized and unrealized gains on our other investments along with a decrease in net realized gains on our fixed maturities and equities as a result of conditions in the U.S. equity markets;

(iii)	a lower net reduction in ultimate loss and loss adjustment expense liabilities of $16.4 million;

(iv)	a decrease in consulting fee income of $5.2 million due to lower revenue from incentive-based fee arrangements;

(v)

an increase in salaries and benefits costs of $3.2 million due primarily to our increased overall headcount from 335 at December 31, 2010 to 412 at December 31, 2011, which was offset by a reduction in salary costs related to our discretionary bonus plan as a result of decreased net earnings for the year;

(vi)

an increase in general and administrative expenses of $12.6 million due primarily to an increase in loan structure fees and letter of credit fees that were paid in 2011, along with an overall increase in other professional fees due primarily to legal fees and settlement costs associated with certain litigation; and

(vii)	a decrease of $10.7 million in our share of net earnings of our equity method investee; partially offset by

(viii)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna Life Limited;

(ix)

a decrease in income taxes of $61.8 million due to decreased tax liabilities recorded on the results of our taxable subsidiaries and an additional tax liability of $30.3 million provided for in 2010 arising in our Australian subsidiary from the formation of an Australian tax consolidated group that did not recur in 2011; and

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

Consulting Fees:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$8,570	$(9,288)	$17,858	$(5,157)	$23,015

Comparison of Years Ended December 31, 2012 and 2011

Our consulting companies earned fees of approximately $8.6 million and $17.9 million for the years ended December 31, 2012 and 2011, respectively. The decrease in consulting fees of $9.3 million related to the decrease in management fees earned from incentive-based engagements. Consulting fee income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one-time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Comparison of Years Ended December 31, 2011 and 2010

Our consulting companies earned fees of approximately $17.9 million and $23.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease in consulting fees of $5.2 million related to the decrease in management fees earned from incentive-based engagements.

Net Investment Income and Net Realized and Unrealized Gains:

	Years Ended December 31,
	Net Investment Income					Net Realized and Unrealized Gains
	2012	Variance	2011	Variance	2010	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$77,760	$9,084	$68,676	$(12,585)	$81,261	$73,612	$64,398	$9,214	$(22,568)	$31,782

Comparison of Years Ended December 31, 2012 and 2011

Net investment income for the year ended December 31, 2012 increased by $9.1 million to $77.8 million, as compared to $68.7 million for the year ended December 31, 2011. The increase was primarily a result of higher than average cash and fixed maturities for 2012 as a result of the 2011 acquisition of Clarendon National Insurance Company, or Clarendon. In 2012, we had a full year of net investment income from Clarendon as opposed to net investment income for approximately six months in 2011 from the date of acquisition. Lower absolute yields obtained on cash and fixed maturities due to declining yields in global fixed maturities markets offset part of this increase.

Net realized and unrealized gains for the years ended December 31, 2012 and 2011 were $73.6 million and $9.2 million, respectively. The increase of $64.4 million was primarily attributable to a combination of the following:

(i)	an increase of $12.8 million in net realized gains on our fixed maturities and short-term investments mostly due to increased trading in those asset classes;

(ii)

an increase of $19.6 million in unrealized gains on trading securities as a result of increases in the value of our investments in equities and fixed maturities in line with increases in the global markets; and

(iii)	an increase of $30.2 million in returns from other investments due to increases in global equity and fixed income markets, combined with greater amounts invested in those asset classes in 2012.

The average annualized return on the cash and fixed maturities (inclusive of net realized and unrealized gains, but excluding net investment income and net realized and unrealized gains related to our other investments and equities) for the year ended December 31, 2012 was 2.3% as compared to the average return of 1.7% for the year ended December 31, 2011. The average credit rating of our fixed maturities at December 31, 2012 and December 31, 2011 was AA-. The average annualized return on our other investments and equities (inclusive of net realized and unrealized gains) for the year ended December 31, 2012 was 11.8% as compared to the average return of 1.7% for the year ended December 31, 2011.

Comparison of Years Ended December 31, 2011 and 2010

Net investment income for the year ended December 31, 2011 decreased by $12.6 million to $68.7 million, as compared to $81.3 million for the year ended December 31, 2010. The decrease was primarily attributable to a combination of the following:

(i)

a decrease of $7.1 million in interest income from cash and fixed maturities (net of amortization of bond premiums and discounts) as a result of lower yields earned driven by lower interest rates in developed economies, primarily the United States;

(ii)	a decrease of $2.1 million in our income from other investments;

(iii)	a decrease of $2.0 million in our other income; and

(iv)	an increase of $1.8 million in our investment expenses due to the hiring of additional third-party investment managers in 2011.

The average annualized return on the cash and fixed maturities (inclusive of net realized and unrealized gains, but excluding net investment income and net realized and unrealized gains related to our other investments and equities) for the year ended December 31, 2011 was 1.7% as compared to the average return of 2.2% for the year ended December 31, 2010. The average annualized return on our other investments (inclusive of net realized and unrealized gains) for the year ended December 31, 2011 was 1.7% as compared to the average return of 14.7% for the year ended December 31, 2010.

Net realized and unrealized gains for the years ended December 31, 2011 and 2010 were $9.2 million and $31.8 million, respectively. The decrease of $22.6 million was primarily attributable to a combination of the following:

(i)

a decrease of $17.5 million in realized and unrealized gains on our other investments, largely related to net losses recorded on our private equity investments in 2011 (whereas net gains were recorded in 2010);

(ii)	a decrease of $3.8 million in net realized gains on our fixed maturities and equities mostly related to lower realized gains from our equities as a result of conditions in the U.S. equity markets; and

(iii)	a decrease of $1.3 million in the change of net unrealized gains on our fixed maturities and equities as a result of the lower performance of the global markets in 2011 versus 2010.

The average credit rating of our fixed maturities at December 31, 2011 was AA- (2010: AA-). During 2011, the rating agency Standard & Poors downgraded the U.S. sovereign debt from AAA to AA+. This, combined with the assets we acquired upon the acquisition of Clarendon, which had a lower proportion of investments with AAA credit ratings, has resulted in us having a lower percentage of AAA-rated investments than we had as at December 31, 2010.

Gain on Bargain Purchase:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$—	$(13,105)	$13,105	$13,105	$—

Gain on bargain purchase of $13.1 million was recorded for the year ended December 31, 2011. The gain on bargain purchase was earned in connection with our acquisition of Laguna Life Limited, or Laguna, and represents the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess was, in accordance with the provisions of the Business Combinations topic of the FASB ASC, recognized as income for the year ended December 31, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Net losses paid	$(310,695)	$(26,084)	$(284,611)	$10,385	$(294,996)
Net reduction in case and LAE reserves	265,222	(44,814)	310,036	(26,105)	336,141
Net reduction in IBNR reserves	267,400	42,609	224,791	(12,129)	236,920

Reduction in estimates of net ultimate losses	221,927	(28,289)	250,216	(27,849)	278,065
Reduction in provisions for bad debt	3,111	(39,711)	42,822	(6,734)	49,556
Reduction in provisions for unallocated loss adjustment expense liabilities	39,298	(5,804)	45,102	5,451	39,651
Amortization of fair value adjustments	(22,572)	20,121	(42,693)	12,745	(55,438)

Net reduction in ultimate loss and loss adjustment expense liabilities	$241,764	$(53,683)	$295,447	$(16,387)	$311,834

Net reduction in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net reduction in IBNR reserves represents the change in our actuarial estimates of losses incurred but not reported, less amounts recoverable.

Comparison of Years Ended December 31, 2012 and 2011

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2012 of $241.8 million was attributable to a reduction in estimates of net ultimate losses of $221.9 million, a reduction in aggregate provisions for bad debt of $3.1 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.3 million, relating to 2012 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $22.6 million.

The reduction in estimates of net ultimate losses of $221.9 million comprised net incurred loss development of $45.5 million and reductions in net IBNR reserves of $267.4 million. During the three months ended December 31, 2012, one of our insurance entities, following an exposure-based review of all advised claims, allocated $52.4 million of net IBNR reserves to specific net case and LAE reserves. Excluding this allocation, net incurred loss development for the year ended December 31, 2012 was a favorable $6.9 million and reductions in net IBNR reserves amounted to $215.0 million. The decrease in the aggregate estimate of net IBNR reserves of $215.0 million, excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves (compared to $224.8 million during the year ended December 31, 2011), was comprised of $36.4 million relating to asbestos liabilities (compared to $57.9 million in 2011), $2.6 million relating to environmental liabilities (compared to $2.8 million in 2011), $96.3 million relating to general casualty liabilities (compared to $91.6 million in 2011) and $79.7 million relating to all other remaining liabilities (compared to $72.5 million in 2011).

The aggregate reduction in net IBNR reserves of $215.0 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 101 commutations, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development, excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves, of $6.9 million, resulting from settlement of net advised case and LAE reserves of $317.6 million for net paid losses of $310.7 million, related to the settlement of non-commuted losses in the year and 101 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2012 amounted to $26.6 million (comprising $163.1 million of assumed incurred liabilities partially offset by $136.5 million of ceded incurred reinsurance recoverables) compared to the net aggregate reduction in advised case reserves during the same period of $317.6 million (excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves).

Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds at a discount to the previous estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and net IBNR reserves relating to that insured or reinsured are eliminated. This often results in a net gain irrespective of whether the settlement exceeds the advised case reserves. We adopt a disciplined approach to the review and settlement of non-commuted claims through claims adjusting and the inspection of underlying policyholder records such that settlements of assumed exposures may often be achieved below the level of the originally advised loss, and settlements of ceded receivables may often be achieved at levels above carried balances.

Of the 101 commutations completed, three related to our top ten insured and/or reinsured exposures, and one related to our top ten ceded reinsurance assets, all four of which commutations were completed in the three months ended June 30, 2012. The remaining 97 commutations, of which approximately 33% were completed during the three months ended December 31, 2012, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2012, including commutations, and the actuarial estimation of net IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2012 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in net IBNR reserves of $215.0 million (excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves) in 2012.

The reduction in aggregate provisions for bad debt of $3.1 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

Comparison of Years Ended December 31, 2011 and 2010

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 of $295.4 million was attributable to a reduction in estimates of net ultimate losses of $250.2 million, a reduction in aggregate provisions for bad debt of $42.8 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $45.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $42.7 million.

The reduction in estimates of net ultimate losses of $250.2 million comprised net incurred favorable loss development of $25.4 million and reductions in net IBNR reserves of $224.8 million. The aggregate reduction in net

IBNR reserves of $224.8 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 113 commutations (including three commutations completed shortly after December 31, 2011), to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures.

The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The lower reduction in asbestos IBNR reserves during 2010 was primarily due to reduced commutations of asbestos related exposures compared to the prior year. Total net loss reserves acquired from January 1, 2008 to December 31, 2010 amounted to $3,197.3 million, of which $2,634.5 million, or 82.4%, related to all other losses. This increase in all other loss reserves provided the basis for a greater reduction in all other IBNR reserves. The net incurred favorable loss development of $25.4 million, resulting from settlement of net advised case and LAE reserves of $310.0 million for net paid losses of $284.6 million, related to the settlement of non-commuted losses in the year and approximately 110 commutations of assumed and ceded exposures, excluding the three commutations completed subsequent to December 31, 2011. Net incurred liabilities settled by way of commutation during the year ended December 31, 2011 (excluding the three commutations completed subsequent to December 31, 2011) amounted to $71.5 million compared to the net reduction in advised case reserves during the same period of $310.0 million.

Of the 113 commutations completed during 2011, nine related to our top ten insured and/or reinsured exposures and two related to our top ten ceded reinsurance assets, including three commutations completed shortly after December 31, 2011 whereby the related reduction in net IBNR reserves was recorded in the reduction in net ultimate losses for the year. The remaining 102 commutations, of which approximately 46% were completed during the three months ended December 31, 2011, were of a smaller size, consistent with our approach of targeting significant numbers of cedant and reinsurer relationships, as well as targeting significant individual cedant and reinsurer relationships. The combination of the claims settlement activity in 2011, including commutations, and the actuarial estimation of net IBNR reserves required for the remaining non-commuted exposures (which took into account the favorable trend of loss development in 2011 related to such exposures compared to prior forecasts), resulted in our management concluding that the loss development activity that occurred subsequent to the prior reporting period provided sufficient new information to warrant a reduction in net IBNR reserves of $224.8 million in 2011.

The reduction in aggregate provisions for bad debt of $42.8 million was a result of the collection, primarily during the three months ended December 31, 2011, of certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2012, 2011, and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	Years Ended December 31,
	2012	2011	2010
	(in thousands of U.S. dollars)
Balance as of January 1	$4,282,916	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	1,383,003	525,440	347,728

	2,899,913	2,765,835	2,131,408
Effect of exchange rate movement	15,004	(9,170)	(3,836)
Net reduction in ultimate loss and loss adjustment expense liabilities	(241,764)	(295,447)	(311,834)
Net losses paid	(310,695)	(284,611)	(294,996)
Acquired on purchase of subsidiaries	—	610,485	459,362
Assumed business	422,476	112,821	785,731

Net balance as at December 31	2,784,934	2,899,913	2,765,835
Plus: total reinsurance reserves recoverable	876,220	1,383,003	525,440

Balance as at December 31	$3,661,154	$4,282,916	$3,291,275

Salaries and Benefits:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$100,473	$(10,627)	$89,846	$(3,169)	$86,677

Comparison of Years Ended December 31, 2012 and 2011

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $100.5 million and $89.8 million for the years ended December 31, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)

an increase in the discretionary bonus provision of $3.0 million due to the increase in net earnings for the year ended December 31, 2012 as compared to 2011. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability;

(ii)	a lower expense for 2011 attributable to the release back to earnings of approximately $4.0 million related to the unallocated portion of the 2010 year-end bonus accrual provision; and

(iii)

increased staff costs due to an increase in our average headcount from 378 in 2011 to 392 in 2012, attributable to staff acquired on completion of the Clarendon acquisition in July 2011, partially offset by reductions in headcount in both our U.K. and Australian subsidiaries.

For 2013, we expect costs related to salaries and benefits to increase over 2012 levels due primarily to the expected increase in headcount within our U.S. operations as a result of the recently completed SeaBright acquisition and the pending acquisition of the HSBC Insurance Companies, which is expected to close by the end of the first quarter of 2013.

Comparison of Years Ended December 31, 2011 and 2010

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $89.8 million and $86.7 million for the years ended December 31, 2011 and 2010, respectively.

The principal changes in salaries and benefits were:

(i)

increased staff costs due to an increase in staff numbers from 335 for the year ended December 31, 2010 to 415 for the year ended December 31, 2011 attributable to staff acquired on completion of the Clarendon Acquisition in July 2011;

(ii)

increased U.S. dollar costs of our U.K.-based staff following an increase in the average British pound exchange rate from approximately 1.5458 for the year ended December 31, 2010 to 1.6041 for the year ended December 31, 2011. Approximately 61% and 67% of the average staff numbers for the years ended December 31, 2011 and 2010, respectively, had their salaries paid in British pounds; partially offset by

(iii)

the reduction in the discretionary bonus accrual of $8.1 million due to the release back to earnings in 2011 of approximately $4.0 million relating to the unallocated portion of the 2010 year-end bonus accrual provision and the reduction in net earnings for the year ended December 31, 2011 as compared to 2010.

General and Administrative Expenses:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$56,592	$15,218	$71,810	$(12,609)	$59,201

Comparison of Years Ended December 31, 2012 and 2011

General and administrative expenses decreased by $15.2 million from $71.8 million to $56.6 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in expenses in 2012 related primarily to:

(i)

a decrease in legal and professional fees of $10.9 million due largely to higher 2011 legal fees and settlement costs associated with certain litigation that did not recur in 2012 along with reductions in audit, actuarial and consulting fees of approximately $4.0 million; and

(ii)	a reduction in bank costs of $5.6 million as a result of fewer costs associated with credit facility fees and letters of credit.

For 2013, we expect general and administrative expenses to increase over 2012 levels due primarily to the recently completed SeaBright acquisition and the pending acquisition of the HSBC Insurance Companies.

Comparison of Years Ended December 31, 2011 and 2010

General and administrative expenses increased by $12.6 million from $59.2 million to $71.8 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increased expenses in 2011 related primarily to:

(i)

increased bank costs of $5.2 million primarily associated with the costs of establishing and maintaining our letters of credit, along with the arrangement and agency fees paid in relation to the establishment of both our Clarendon and revolving credit facilities;

(ii)	additional general and administrative expenses of $4.1 million incurred in relation to both new acquisitions and significant new business that we completed in 2011;

(iii)

increased legal expenses of approximately $9.7 million due primarily to legal fees and settlement costs associated with certain litigation and legal fees associated with ongoing due diligence projects; and

(iv)	an increase in actuarial consulting fees of approximately $2.9 million due to costs associated with ongoing and completed due diligence projects; partially offset by

(v)

a reduction in general and administrative expense of $9.2 million related to: (a) the recovery of $5.8 million on a previously written-off asset; (b) the release of $2.4 million related to provisions on certain other assets; and (c) savings of $1.0 million associated with the settlement of other liabilities below their carried amount.

Interest Expense:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$8,426	$103	$8,529	$1,724	$10,253

Comparison of Years Ended December 31, 2012 and 2011

Interest expense of $8.4 million and $8.5 million was recorded for the years ended December 31, 2012 and 2011, respectively. The decrease in interest expense was attributable primarily to the lower interest rates on the loan facilities outstanding during the year ended December 31, 2012 as compared to the same period in 2011.

For 2013, we expect interest expense increase over 2012 levels due primarily to the increase in loans payable as a result of the borrowings under the SeaBright Facility on February 5, 2013 in connection with our acquisition of SeaBright along with additional borrowings in respect of the planned acquisition of the HSBC Insurance Companies.

Comparison of Years Ended December 31, 2011 and 2010

Interest expense of $8.5 million and $10.5 million was recorded for the years ended December 31, 2011 and 2010, respectively. The decrease in interest expense was attributable primarily to the lower interest rates on the loan facilities outstanding during the year ended December 31, 2011 as compared to the same period in 2010.

Income Tax Expense:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$44,290	$(19,006)	$25,284	$61,848	$87,132

Comparison of Years Ended December 31, 2012 and 2011

We recorded income tax expense of $44.3 million and $25.3 million for the years ended December 31, 2012 and 2011, respectively.

Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Australia. The effective tax rate was 18.8% for the year ended December 31, 2012 compared with 10.8% in the year ended December 31, 2011. Our effective income tax rate may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income in any given period between different jurisdictions with different tax rates. Our tax expense increased by $19.0 million for the year ended December 31, 2012 due principally to increased taxable earnings from our U.K.-based subsidiaries.

Comparison of Years Ended December 31, 2011 and 2010

We recorded income tax expense of $25.3 million and $87.1 million for the years ended December 31, 2011 and 2010, respectively.

The decrease in taxes of $61.8 million was due primarily to the combination of:

(i)	lower overall net earnings in our tax paying subsidiaries for the year ended December 31, 2011 as compared to those earned in the same period in 2010; and

(ii)

during 2010, in order to mitigate the tax impacts of inter-group transactions, the boards of our Australian group of companies elected to form a consolidated tax group. The impact of this tax consolidation resulted in resetting the cost basis of certain assets, which resulted in us recording a tax charge in 2010 of approximately $30.3 million.

Share of Net Earnings of Equity Method Investee:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$—	$—	$—	$(10,704)	$10,704

For the year ended December 31, 2010, we recorded $10.7 million as our share of net earnings of our equity method investee. During 2010, we disposed of our 44.4% indirect interest in Stonewall Insurance Company and we acquired a 100% interest in Seaton Insurance Company.

Noncontrolling interest:

	Years Ended December 31,
	2012	Variance	2011	Variance	2010
	(in thousands of U.S. dollars)
Total	$23,502	$31,263	$54,765	$(13,120)	$41,645

Comparison of Years Ended December 31, 2012 and 2011

We recorded a noncontrolling interest in earnings of $23.5 million and $54.8 million for the years ended December 31, 2012 and 2011, respectively. The decrease for the year ended December 31, 2012 was due primarily to the decrease in earnings for those companies where there exists a noncontrolling interest. In addition, on January 1, 2012, S2008 transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by JCF FPK and JCF II ceased, resulting in us now providing 100% of the underwriting capacity for S2008. The number of subsidiaries with a noncontrolling interest decreased from 8 as at December 31, 2011 to 7 as at December 31, 2012.

Comparison of Years Ended December 31, 2011 and 2010

We recorded a noncontrolling interest in earnings of $54.8 million and $41.6 million for the years ended December 31, 2011 and 2010, respectively. The increase of $13.1 million for the year ended December 31, 2011 was due primarily to the increase in earnings for those companies where there exists a noncontrolling interest.

Liquidity and Capital Resources

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries. The potential sources of the cash flows to Enstar as a holding company consist of dividends, advances and loans from our subsidiary companies.

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see “Business — Regulation” beginning on page 20.

As of December 31, 2012 and 2011, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required, with the exception of one of our U.S. insurance companies that was acquired whilst under supervision and is not in compliance with its minimum risk-based capital level. We do not believe this company’s non-compliance will have an impact on our ability to meet our cash obligations. In addition, our subsidiaries’ ability to pay dividends and make other forms of distributions may be further limited by repayment obligations in certain of our outstanding loan facility agreements.

We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted as minimum capital solvency margins are covered by share capital and additional paid-in-capital.

Our sources of funds primarily consist of the cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use these funds acquired, together with collections from reinsurance debtors, consulting income, investment income and proceeds from sales and redemptions of investments, to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. We expect a net use of cash from operations as total net claim payments and operating expenses will generally be in excess of investment income earned. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay dividends on our ordinary shares.

At December 31, 2012, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $4.31 billion, compared to $4.56 billion at December 31, 2011. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

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

As of December 31, 2012 and 2011, we had total reinsurance balances recoverable of $1.12 billion and $1.79 billion, respectively. The decrease of $666.7 million in total reinsurance balances recoverable was primarily a result of commutations, cash collections and a reduction in estimated ultimate losses in the year ended December 31, 2012. At December 31, 2012 and 2011, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances recoverable was $343.9 million and $341.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance balances recoverable are first allocated to applicable reinsurers. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of December 31, 2012 increased to 23.4% as compared to 16.0% as of December 31, 2011. This was primarily as a result of commutations and the collection of reinsurance balances recoverable against which there were minimal provisions for uncollectible reinsurance recoverable.

Cash Flows

We primarily generate our cash from the acquisitions we complete. These acquired cash and investment balances are classified as cash provided by investing activities.

We expect the net operating cash flows for us, to expiry, to be negative as we pay out cash in claims payments and operational expenses in excess of cash generated via investment income and consulting fees.

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Total cash (used in) provided by:	2012	2011	2010
	(in thousands of U.S. dollars)

Operating activities	$(187,350)	$(909,920)	$(609,211)
Investing activities	228,631	691,923	253,461
Financing activities	(233,773)	259,769	(124,697)
Effect of exchange rate changes on cash	(3,092)	9,548	13,156

(Decrease) increase in cash and cash equivalents	$(195,584)	$51,320	$(467,291)

See “Item 8. Financial Statements and Supplementary Data — Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010” for further information.

Operating

Net cash used in our operating activities for the year ended December 31, 2012 was $187.4 million compared to $909.9 million for the year ended December 31, 2011. This $722.6 million decrease in cash used in operating activities was due primarily to the following:

(i)	an increase of $1.0 billion in sales and maturities of trading securities between 2011 and 2012;

(ii)	a decrease in reinsurance balances recoverable of $666.8 million in 2012 compared to a decrease of $238.8 million in 2011;

(iii)	an increase of $460.8 million in purchases of trading securities between 2011 and 2012; and

(iv)

an increase in funds held by reinsured companies of $257.5 million in 2012 compared to a decrease of $167.0 million in 2011, due primarily to the RITC transaction completed by S2008 on December 31, 2012.

Net cash used in our operating activities for the year ended December 31, 2011 was $909.9 million compared to $609.2 million for the year ended December 31, 2010. This $300.7 million increase in cash used in operating activities was due primarily to the following:

(i)	a decrease of $675.1 million in loss and loss adjustment expense liabilities in 2011 compared to an increase of $150.0 million in 2010;

(ii)	a decrease in reinsurance balances recoverable of $238.8 million in 2011 compared to an increase of $13.9 million in 2010; and

(iii)	a decrease in funds held by reinsurance companies of $167.0 million in 2011 compared to an increase of $206.0 million in 2010.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of available-for-sale securities and other investments. Net cash provided by investing activities was $228.6 million during the year ended December 31, 2012 compared to $691.9 million during the year ended December 31, 2011. This $463.3 million decrease in investing cash flows was due primarily to the following:

(i)	a decrease of $73.2 million in restricted cash and cash equivalents during 2012, compared to a decrease of $290.2 million in 2011;

(ii)	a decrease of $91.1 million in the sales and maturities of available-for-sale securities between 2012 and 2011; and

(iii)	an increase of $173.0 million in the funding of other investments between 2012 and 2011 due to the increased allocation to other investments during 2012; partially offset by

(iv)	a decrease of $88.5 million in net cash used for acquisitions between 2012 and 2011.

Net cash provided by investing activities was $691.9 million during the year ended December 31, 2011 compared to $253.5 million during the year ended December 31, 2010. This $438.5 million increase in investing cash flows between 2011 and 2010 was due primarily to the following:

(i)	a decrease of $290.2 million in restricted cash and cash equivalents during 2011, compared to an increase of $187.0 million in 2010;

(ii)

an increase of $92.1 million in the net sales, purchases and maturity of available-for-sale and held-to-maturity securities between 2011 and 2010 due to the decision of our investment committee to increase the allocation of our investment portfolio to trading securities;

(iii)	a decrease of $91.9 million in the funding of other investments between 2011 and 2010 due to higher levels of capital calls related to our private equity investments during 2010; partially offset by

(iv)	the use of $88.5 million in net cash for acquisitions during 2011, compared to net cash provided by acquisitions of $173.7 million during 2010.

Financing

Net cash (used in) provided by financing activities was $(233.8) million during the year ended December 31, 2012 compared to $259.8 million during the year ended December 31, 2011. This $493.5 million increase in cash used in financing activities was primarily attributable to the following:

(i)	$287.4 million in net proceeds from the private placement of shares in 2011 to affiliates of Goldman, Sachs & Co. compared to $nil in 2012; and

(ii)

a decrease of $274.2 million in cash received attributable to bank loans between 2012 and 2011 due largely to decreased acquisition-funding requirements partially offset by a decrease of $142.9 million in the repayment of bank loans.

Net cash provided by (used in) financing activities was $259.8 million during the year ended December 31, 2011 compared to $(124.7) million during the year ended December 31, 2010. This $384.5 million increase in cash provided by financing activities was primarily attributable to the following:

(i)	an increase of $287.4 million in net proceeds from the private placement of shares in 2011 to affiliates of Goldman, Sachs & Co. compared to $nil in 2010; and

(ii)

an increase of $112.8 million in cash received attributable to bank loans between 2011 and 2010 largely due to increased acquisition-funding requirements, partially offset by an increase of $51.2 million in the repayment of bank loans; and

(iii)	a decrease of $41.1 million in dividends paid to noncontrolling interest in 2011, partially offset by an increase of $5.6 million in net distributions of capital to noncontrolling interest.

Investments

The table below shows the aggregate amounts of our investments as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$366,863	10.9%	$418,837	12.6%
Non-U.S. government	389,578	11.6%	380,778	11.4%
Corporate	1,715,870	51.2%	1,968,243	59.0%
Municipal	20,446	0.6%	25,416	0.8%
Residential mortgaged-backed	120,092	3.6%	110,785	3.3%
Commercial mortgaged-backed	131,329	3.9%	86,694	2.6%
Asset-backed	79,264	2.4%	62,201	1.8%

Fixed maturities	2,823,442	84.2%	3,052,954	91.5%

Other investments	414,845	12.4%	192,264	5.8%
Equities	114,588	3.4%	89,981	2.7%

Total investments	$3,352,875	100.0%	$3,335,199	100.0%

As at December 31, 2012, we held investments totaling $3.35 billion, compared to $3.34 billion at December 31, 2011, with net unrealized appreciation included in accumulated other comprehensive income of $5.7 million compared to $16.8 million at December 31, 2011. As at December 31, 2012, we had approximately $1.0 billion of restricted assets compared to approximately $1.2 billion at December 31, 2011.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

Our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, an equity fund and a real estate debt fund. At December 31, 2012, these other investments totaled $414.8 million, or 12.4%, of our total investments (2011: $192.3 million or 5.8%). The trend of increased allocation to our other investments is likely to continue in the future because we have not fully funded all existing investment commitments in this asset class.

Fixed Maturity Investments

Our investment guidelines govern the types of investments we make, including with respect to credit quality ratings.

The maturity distribution for our fixed maturity investments held as of December 31, 2012 and 2011 was as follows:

	December 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
Due in one year or less	$1,032,614	36.6%	$1,158,546	38.0%
Due after one year through five years	1,342,257	47.5%	1,465,176	48.0%
Due after five years through ten years	99,957	3.5%	152,829	5.0%
Due after ten years	17,929	0.6%	16,723	0.6%

	2,492,757	88.2%	2,793,274	91.6%
Residential mortgage-backed	120,092	4.3%	110,785	3.6%
Commercial mortgage-backed	131,329	4.7%	86,694	2.8%
Asset-backed	79,264	2.8%	62,201	2.0%

Total	$2,823,442	100.0%	$3,052,954	100.0%

As at December 31, 2012 and 2011, our fixed maturity investments and short-term investment portfolio had an average credit quality rating of AA-. At December 31, 2012 and 2011, our fixed maturity investments rated BBB or lower comprised 11.3% and 11.5% of our total investment portfolio, respectively.

At December 31, 2012, we had $319.1 million of short-term investments (2011: $410.3 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following table summarizes the composition of the amortized cost and fair value of our fixed maturity investments, short term investments and other investments at the date indicated by ratings as assigned by major rating agencies.

At December 31, 2012	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$362,288	$366,863	10.9%	$—	$366,863	$—	$—	$—	$—
Non-U.S. government	380,401	389,578	11.6%	244,366	103,515	39,051	2,646	—	—
Corporate	1,694,652	1,715,870	51.2%	140,708	434,903	803,663	301,787	27,409	7,400
Municipal	19,743	20,446	0.6%	—	14,470	5,837	139	—	—
Residential mortgage- backed	119,538	120,092	3.6%	17,218	81,253	2,858	16,940	1,823	—
Commercial mortgage- backed	130,841	131,329	3.9%	62,597	9,828	29,884	21,406	7,614	—
Asset-backed	78,644	79,264	2.4%	64,237	8,177	5,070	174	1,606	—

Total fixed maturity investments	$2,786,107	2,823,442	84.2%	529,126	1,019,009	886,363	343,092	38,452	7,400

				18.7%	36.1%	31.4%	12.2%	1.4%	0.2%

Equities
U.S.		92,406	2.8%	—	—	—	—	—	92,406
International		22,182	0.6%	—	—	—	—	—	22,182

Total equities		114,588	3.4%	—	—	—	—	—	114,588

				0.0%	0.0%	0.0%	0.0%	0.0%	100%

Other investments
Private equity funds		127,696	3.8%	—	—	—	—	—	127,696
Fixed income funds		156,235	4.7%	—	—	—	—	—	156,235
Fixed income hedge funds		53,933	1.6%	—	—	—	—	—	53,933
Equity fund		55,881	1.7%	—	—	—	—	—	55,881
Real estate debt fund		16,179	0.5%	—	—	—	—	—	16,179
Other		4,921	0.1%	—	—	—	—	—	4,921

Total other investments		414,845	12.4%	—	—	—	—	—	414,845

				0.0%	0.0%	0.0%	0.0%	0.0%	100%

Total investments		$3,352,875	100.0%	$529,126	$1,019,009	$886,363	$343,092	$38,452	$536,833

				15.8%	30.4%	26.5%	10.2%	1.1%	16.0%

At December 31, 2011	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity investments
U.S. government & agency	$412,759	$418,837	12.6%	$413,168	$5,669	$—	$—	$—	$—
Non-U.S. government	372,081	380,778	11.4%	297,320	37,569	28,247	6,311	—	11,331
Corporate	1,968,779	1,968,243	59.0%	216,497	442,881	953,950	335,461	5,000	14,454
Municipal	24,763	25,416	0.8%	—	19,582	5,834	—	—	—
Residential mortgaged-backed	110,923	110,785	3.3%	81,502	2,338	1,188	22,649	2,794	314
Commercial mortgaged-backed	83,479	86,694	2.6%	45,402	9,626	22,301	9,365	—	—
Asset-backed	62,446	62,201	1.9%	42,935	15,700	313	3,253	—	—

Total fixed maturity investments	3,035,230	3,052,954	91.6%	1,096,824	533,365	1,011,833	377,039	7,794	26,099

				35.9%	17.5%	33.1%	12.3%	0.3%	0.9%
Equities
U.S.		54,378	1.6%	—	—	—	—	—	54,378
International		35,603	1.1%	—	—	—	—	—	35,603

Total equities		89,981	2.7%	—	—	—	—	—	89,981

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		107,388	3.2%	—	—	—	—	—	107,388
Fixed income funds		54,537	1.6%	—	—	—	—	—	54,537
Fixed income hedge funds		24,395	0.7%	—	—	—	—	—	24,395
Other		5,944	0.2%	—	—	—	—	—	5,944

Total other investments		192,264	5.7%	—	—	—	—	—	192,264

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%

Total investments		$3,335,199	100.0%	$1,096,824	$533,365	$1,011,833	$377,039	$7,794	$308,344

				32.9%	16.0%	30.3%	11.3%	0.2%	9.3%

The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions.

Our fixed maturity portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee.

As at December 31, 2012 and 2011, no investments were considered other-than-temporarily impaired. At December 31, 2012, our gross unrealized losses on available-for-sale investments totaled $0.7 million. At December 31, 2012, we held 23 available-for-sale investments that were in an unrealized loss position for longer than twelve months.

Other Investments

The table below shows the fair value of our portfolio of other investments held at December 31, 2012 and 2011:

	Total Fair Value 2012	Total Fair Value 2011
	(in thousands of U.S. dollars)
Private equity funds	$127,696	$107,388
Fixed income funds	156,235	54,537
Fixed income hedge funds	53,933	24,395
Equity fund	55,881	—
Real estate debt fund	16,179	—
Other	4,921	5,944

Total other investments	$414,845	$192,264

We have committed capital to other investments of $87.6 million as at December 31, 2012 and $77.5 million as at December 31, 2011. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Measuring the Fair Value of Other Investments using Net Asset Valuations

The following table presents the fair value, unfunded commitments and redemption frequency for all of our other investments. These investments are all valued at net asset value as at December 31, 2012.

	Total Fair Value	Gated/ Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$127,696	$—	$127,696	$86,936	Not eligible
Fixed income funds	156,235	—	156,235	—	Daily to monthly
Fixed income hedge funds	53,933	—	53,933	—	Quarterly after lock-up periods expire
Equity fund	55,881	—	55,881	—	Bi-monthly
Real estate debt fund	16,179	—	16,179	—	monthly
Other	4,921	—	4,921	655	Not eligible

Total	$414,845	$—	$414,845	$87,591

Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would materially affect the valuation of the investments.

Private equity funds

This class is comprised of several private equity funds that invest primarily in the financial services industry. All of our investments in private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit our ability to liquidate those investments. These restrictions have been in place since the dates the initial investments were made.

As of December 31, 2012 and 2011, we had $127.7 million and $107.4 million, respectively, of other investments recorded in private equity funds, which represented 3.8% and 3.2% of total investments, respectively.

Fixed income funds

This class is comprised of a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to below investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily to monthly.

Fixed income hedge funds

This class is comprised of hedge funds that invest in a diversified portfolio of debt investments. The advisor of the funds intends to seek attractive risk-adjusted total returns for the funds’ investors by acquiring, originating, and actively managing a diversified portfolio of debt investments, with a focus on various forms of mortgage-backed investments and loans. The funds focus on investments that the advisor believes to be fundamentally undervalued with current market prices that are believed to be compelling relative to intrinsic value. The hedge funds are not currently eligible for redemption due to imposed lock-up periods of three years from the time of our initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. The first eligible redemption is March 2014.

Equity fund

This class is comprised of an equity fund that invests in a diversified portfolio of international publicly-traded equity investments. The manager of the fund seeks to maximize the intrinsic value of the portfolio by focusing on price and quality.

Real estate debt fund

This class is comprised of a real estate debt fund that invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

Other

This class is comprised primarily of a fund that provides loans to educational institutions throughout the U.S. and its territories. Through this investment we participate in the performance of the underlying loans. This investment matures when the loans are paid down.

Eurozone Exposure

At December 31, 2012, we did not own any investments in fixed maturity investments (which includes bonds that are classified as cash and cash equivalents) and fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating are highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB and below	NR	Total
	(in thousands of U.S. dollars)
Germany	$33,067	$12,567	$—	$—	$—	$45,634
Supranationals	30,696	901	—	—	—	31,597
Denmark	1,560	—	—	—	—	1,560
Netherlands	15,669	2,485	—	—	—	18,154
Norway	2,316	4,206	—	26,492	—	33,014
France	—	14,462	—	—	—	14,462
Finland	493	—	—	—	—	493
Sweden	1,998	20,293	4,780	—	—	27,071
Austria	—	11,461	—	—	—	11,461

	85,799	66,375	4,780	26,492	—	183,446
Euro Region Government Funds	4,922	—	71	6,291	1,094	12,378

	$90,721	$66,375	$4,851	$32,783	$1,094	$195,824

Our fixed maturities exposure to Eurozone Governments (which include regional and municipal governments including guaranteed agencies) by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$10,813	$2,000	$5,076	$1,089	$26,656	$45,634
Supranationals	—	7,040	17,388	2,481	4,688	31,597
Denmark	—	—	1,560	—	—	1,560
Netherlands	—	5,001	4,331	3,732	5,090	18,154
Norway	1,000	17,394	—	—	14,620	33,014
France	—	—	10,877	480	3,105	14,462
Finland	—	—	—	493	—	493
Sweden	8,612	—	3,385	7,072	8,002	27,071
Austria	10,026	—	—	490	945	11,461

	$30,451	$31,435	$42,617	$15,837	$63,106	$183,446

At December 31, 2012, we owned investments in corporate securities (which include bonds that are classified as cash and cash equivalents) where the ultimate parent company of the issuer was located within the Eurozone. This includes investments that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

		Ratings
		AAA	AA	A	BBB	BB and below	Total
		(in thousands of U.S. dollars)
Germany		$—	$—	$10,514	$—	$—	$10,514
Belgium		—	—	6,692	—	—	6,692
Netherlands		335	20,093	13,680	58,884	540	93,532
Sweden		—	2,728	13,719	—	7,360	23,807
Norway		12,622	—	3,518	—	—	16,140
France		21,321	8,532	18,440	1,085	—	49,378
Spain		—	2,932	—	20,376	—	23,308
Italy		—	—	—	1,026	—	1,026
Luxembourg		—	—	1,121	14,871	—	15,992

		$34,278	$34,285	$67,684	$96,242	$7,900	$240,389

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Other	Total
	(in thousands of U.S. dollars)
Germany	$8,274	$—	$2,240	$—	$—	$—	$10,514
Belgium	6,427	—	265	—	—	—	6,692
Netherlands	55,761	10,471	5,319	8,856	13,125	—	93,532
Sweden	16,447	—	4,140	—	—	3,220	23,807
Norway	12,622	—	3,518	—	—	—	16,140
France	35,283	—	8,041	700	5,354	—	49,378
Spain	2,932	—	20,376	—	—	—	23,308
Italy	1,026	—	—	—	—	—	1,026
Luxembourg	1,120	704	—	8,479	5,689	—	15,992

	$139,892	$11,175	$43,899	$18,035	$24,168	$3,220	$240,389

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$2,240	$5,087	$—	$2,658	$529	$10,514
Belgium	265	—	—	—	6,427	6,692
Netherlands	12,896	10,800	16,394	18,756	34,686	93,532
Sweden	14,065	2,296	4,000	2,014	1,432	23,807
Norway	3,518	—	—	12,622	—	16,140
France	5,289	5,198	4,241	10,866	23,784	49,378
Spain	15,052	8,256	—	—	—	23,308
Italy	—	—	528	—	498	1,026
Luxembourg	5,688	—	7,492	2,812	—	15,992

	$59,013	$31,637	$32,655	$49,728	$67,356	$240,389

Investments issued by companies located in the United Kingdom and Switzerland are not included in the tables.

None of the investments we owned at December 31, 2012 were considered impaired and we do not expect to incur any significant losses on these investments.

Long-Term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions. We draw down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company. Until they were fully repaid on December 3, 2012, we also had loans outstanding relating to the share repurchase agreements described below.

For the years ended December 31, 2012, 2011 and 2010, we incurred interest expense of $8.4 million, $8.5 million and $10.3 million, respectively, on our loan facilities and loans related to the share repurchase agreements. All of our currently outstanding loan facilities are floating rate loans, and the fair values of these loans approximate their book values.

Amounts of loans payable outstanding, and accrued interest, as of December 31, 2012 and 2011 totaled $107.4 million and $242.7 million, respectively, and were comprised of:

Facility	Date of Facility	Term	Facility Amount	December 31, 2012	December 31, 2011
EGL Revolving Credit Facility	June 14, 2011	3 Years	$250,000	$—	$115,875
Clarendon Facility	July 12, 2011	4 Years	$106,500	106,500	106,500
SeaBright Facility	December 21, 2012	4 Years	$111,000	—	—

Total long-term bank debt				106,500	222,375
Repurchase agreements	October 1, 2010			—	18,667
Accrued interest on loans payable				930	1,668

Total loans payable				$107,430	$242,710

EGL Revolving Credit Facility

On June 14, 2011, we, as borrower, and certain of our subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement with NAB and Barclays, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent, or the EGL Revolving Credit Facility. The EGL Revolving Credit Facility provides for a three-year revolving credit facility pursuant to which we are permitted to borrow up to an aggregate of $250.0 million, which is available to prepay certain existing credit facilities of ours and certain of our subsidiaries, to fund permitted acquisitions and for general corporate purposes. Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays in our name and into which amounts received in respect of any capital release from certain of our subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the EGL Revolving Credit Facility is subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to us, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of December 31, 2012, all of the covenants relating to the EGL Revolving Credit Facility were met.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the EGL Revolving Credit Facility), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on June 14, 2014, the third anniversary of the facility.

On October 21, 2011 and December 30, 2011, we repaid $25.0 million and $26.8 million, respectively, of the outstanding principal balance of the EGL Revolving Credit Facility. On June 29, 2012, we repaid $115.9 million of the outstanding principal balance and $2.1 million of accrued interest on the facility. As of December 31, 2012, the outstanding EGL Revolving Credit Facility loan balance, inclusive of accrued interest, was $nil. On February 5, 2013, we borrowed $56.0 million under the EGL Revolving Credit Facility.

Clarendon Facility

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility, with NAB. The Clarendon Facility provides a four-year term loan facility, which was fully drawn upon on July 12, 2011 to fund 50% of the purchase price of Clarendon. As of December 31, 2012, the outstanding Clarendon Facility principal balance was $106.5 million.

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

SeaBright Facility

On December 21, 2012, we, through AML Acquisition, entered into a Term Facility Agreement with NAB and Barclays, or the SeaBright Facility. The SeaBright Facility provides a four-year term loan facility, which AML Acquisition fully drew down on February 5, 2013 in an amount of $111.0 million to partially fund our acquisition of SeaBright. We acquired SeaBright on February 7, 2013 by way of a merger of AML Acquisition with and into SeaBright, or the Merger, with SeaBright surviving the Merger as our indirect, wholly-owned subsidiary.

Following completion of the Merger, SeaBright (as the survivor of the Merger) became the borrower under the SeaBright Facility and the facility became secured by a security interest in all of the assets of SeaBright, a pledge of the stock of SeaBright by its sole stockholder, a pledge of the stock of SeaBright Insurance Company, Paladin Managed Care Services, Inc., and PointSure Insurance Services, Inc. (which are wholly-owned subsidiaries of SeaBright) by SeaBright, and a security interest in all of the assets of Paladin Managed Care Services, Inc. and PointSure Insurance Services, Inc.

From the date of the SeaBright Facility until the draw down on February 5, 2013, the undrawn and uncancelled amount of the SeaBright Facility incurred a fee of 1% per annum. Interest on amounts borrowed under the SeaBright Facility is payable at the end of each interest period chosen by the borrower or, at the latest, each six months. The interest rate is LIBOR plus 2.75% for the first 18 months from February 5, 2013, and increases to LIBOR plus 3.50% thereafter; the interest rate is subject to increase by an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. The SeaBright Facility imposes various financial and business covenants on SeaBright, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens on the stock.

During the existence of any payment default, the interest rate would be increased by 1.0%. During the existence of any event of default (as specified in the SeaBright Facility), the lenders may cancel their commitments, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. The SeaBright Facility terminates and all amounts borrowed must be repaid on December 21, 2016, the fourth anniversary of the date the facility was put in place.

Share Repurchase

On October 1, 2010, we entered into repurchase agreements to repurchase an aggregate of 800,000 of our ordinary shares at a price of $70.00 per share from three of our executives and certain trusts and a corporation affiliated with the executives. The aggregate purchase price of $56.0 million was payable through promissory notes to the selling shareholders. The annual interest rate on the promissory notes was fixed at 3.5%, and the notes were repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. On December 1, 2012, we fully repaid the outstanding amount of $19.3 million under the promissory notes, inclusive of accrued interest, relating to the share repurchase.

Investment by Affiliates of Goldman Sachs in 2011

On April 20, 2011, we entered into an Investment Agreement with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P., or collectively, the Purchasers, each of which is an affiliate of Goldman, Sachs & Co. Under the Investment Agreement, we agreed to issue and sell, and the Purchasers agreed to purchase, at three different closings that occurred during 2011, securities representing 19.9% of our outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest purchased pursuant to the Investment Agreement is less than 4.9%. The total investment made by the Purchasers was $291.6 million, and we received net proceeds (after transaction costs) of approximately $287.4 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at December 31, 2012. The table does not reflect certain acquisition-related payments potentially due in the future.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for loss and loss adjustment expenses	$3,957.7	$686.1	$1,255.0	$714.4	$1,302.2
Operating lease obligations	15.4	4.8	9.9	0.7	—
Investing Activities
Investment commitments	87.6	47.7	31.6	8.3	—
Financing Activities
Loan repayments (including interest payments)	111.0	56.0	55.0	—	—

Total	$4,171.7	$794.6	$1,351.5	$723.4	$1,302.2

The reserves for loss and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. As more fully discussed in“— Critical Accounting Policies — Loss and Loss Adjustment Expenses” above, the estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of December 31, 2012 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for loss and loss adjustment expenses recorded in the audited consolidated financial statements as of December 31, 2012 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments for the years ended December 31, 2012 and 2011:

		December 31, 2012		December 31, 2011
	Original	Commitment		Commitment
	Commitment	Funded	Unfunded	Funded	Unfunded
	(in thousands of U.S. dollars
J.C. Flowers II L.P.	$100,000	$97,782	$2,218	$97,780	$2,220
J.C. Flowers III L.P.	100,000	44,373	55,627	30,753	69,247
Other	51,000	21,254	29,746	9,932	6,068

	$251,000	$163,409	$87,591	$138,465	$77,535

Guarantees

As at December 31, 2012 and 2011, we had, in total, parental guarantees supporting Fitzwilliam’s obligations in the amount of $213.3 million and $219.9 million, respectively.

Acquisitions

We have entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which is expected to close in the second quarter of 2013; (ii) the American Physicians Assurance Corporation assignment and assumption agreement, which is expected to close in the second quarter of 2013; and (iii) the purchase of the HSBC Insurance Companies, which is expected to close by the end of the first quarter of 2013. All three agreements are described in “Business — Recent Transactions — 2013/2012 Acquisitions and Portfolio Transfers” beginning on page 6.

Legal Proceedings

Refer to “Item 3. Legal Proceedings” for a description of our litigation matters.

Off-Balance Sheet and Special Purpose Entity Arrangements

At December 31, 2012, we do not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

Our balance sheets include a substantial amount of assets and, to a lesser extent, liabilities, whose fair values are subject to market risks, which represent the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our primary market risks are interest rate risk, credit risk, equity price risk, and foreign currency exchange rate risk. The following provides an analysis of the potential effects that these market risk exposures could have on our future earnings. This analysis is based on estimated changes. Actual results could differ significantly from amounts stated below, and our analysis should not be construed as our prediction for future market events.

Interest Rate Risk

Our cash and fixed maturities classified as trading and available-for-sale are exposed to interest rate risk, as any changes in interest rates have a direct effect on the market values of these investments. As interest rates rise, the market values fall, and the converse is also true.

We have estimated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments classified as trading and available-for-sale at December 31, 2012 and 2011. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Cash and Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At December 31, 2012	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$3,794	$3,791	$3,778	$3,760	$3,741
Market Value Change from Base	0.4%	0.3%	0%	(0.4)%	(0.9)%
Change in Unrealized Value	$16	$13	$0	$(18)	$(37)

At December 31, 2011	-100	-50	0	+50	+100
Total Market Value	4,311	4,304	4,277	4,250	4,221
Market Value Change from Base	0.8%	0.6%	0%	(0.6)%	(1.3)%
Change in Unrealized Value	$34	$27	$0	$(27)	$(56)

Credit Risk

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investments ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At December 31, 2012, approximately 46.2% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (2011: 48.9%) with 11.4% (2011: 7.6%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of AA- (2011: AA-). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

We also have exposure to credit risk as it relates to our reinsurance balances recoverable. Our acquired reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. Our reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers.

As at December 31, 2012 and 2011, reinsurance balances recoverable with a carrying value of $144.1 million and $235.8 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. Of the $144.1 million and $235.8 million recoverable from the reinsurer as at December 31, 2012 and 2011, respectively, $121.6 million and $151.0 million, respectively, is secured by a trust fund held for the benefit of our reinsurance subsidiaries. As at December 31, 2012 and 2011, the reinsurer had a credit rating of A+, as provided by a major rating agency.

Equity Price Risk

Our portfolio of equity investments, including the equity fund included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at December 31, 2012 was $170.5 million (2011: $90.0 million). At December 31, 2012, the impact of a 10% decline in the overall market prices of our equities at risk would be $17.0 million (2011: $9.0 million), on a pre-tax basis.

Foreign Currency Risk

Through our subsidiaries located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As the functional currency for the majority of our subsidiaries is the U.S. dollar, fluctuations in foreign currency exchange rates related to these subsidiaries will have a direct impact on the valuation of our assets and liabilities denominated in local currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar denominated investments classified as available-for-sale, are recognized currently in net foreign exchange (losses) gains in our consolidated statements of earnings.

We have exposure to foreign currency risk due to our ownership of our Irish and Australian subsidiaries and our U.K. service companies, whose functional currencies are the Euro, Australian dollar and British pound.

The foreign exchange gain or loss resulting from the translation of our subsidiaries’ financial statements (expressed in Euro, Australian dollar and British pound functional currency) is recorded as a currency translation adjustment, which is a component of accumulated other comprehensive income in our shareholders’ equity.

Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints, and to selectively use foreign currency exchange contracts. The matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet certain local country branch and regulatory requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities. In addition, we utilize foreign currency forward contracts to mitigate foreign currency risk.

The table below summarizes our net exposure as of December 31, 2012 and 2011 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

2012	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Net foreign currency exposure	$48.7	$34.3	$3.6	$17.6	$7.2	$111.4
Foreign currency derivative amount	(27.6)	—	—	—	—	(27.6)

Total net foreign currency exposure	$21.1	$34.3	$3.6	$17.6	$7.2	$83.8

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$2.1	$3.4	$0.4	$1.8	$0.7	$8.4

2011	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(25.7)	$28.8	$1.5	$13.4	$3.4	$21.4

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$(2.6)	$2.9	$0.1	$1.3	$0.3	$2.1

(1)	Assumes 10% change in U.S. dollar relative to other currencies.

The table below summarize our net exposure as of December 31, 2012 and 2011 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

2012	AUD	Euro	GBP	CDN	USD	NZD	Total
	(in millions of Australian dollars)
Net foreign currency exposure	$98.0	$1.9	$1.7	$(5.7)	$38.5	$2.5	$136.9
Foreign currency derivative amount	(35.0)	—	—	—	—	—	(35.0)

Total net foreign currency exposure	$63.0	$1.9	$1.7	$(5.7)	$38.5	$2.5	$101.9

Pre-tax impact of a 10% movement of the Australian dollar (1)	$—	$0.2	$0.2	$(0.6)	$3.9	$0.2	$3.9

2011	AUD	Euro	GBP	CDN	USD	NZD	Total
	(in millions of Australian dollars)
Total net foreign currency exposure	$115.2	$1.4	$1.7	$(2.5)	$100.6	$2.4	$218.8

Pre-tax impact of a 10% movement of the Australian dollar (1)	$—	$0.1	$0.2	$(0.2)	$10.1	$0.2	$10.4

(1)	Assumes 10% change in Australian dollar relative to other currencies.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have audited the accompanying consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II as of, and for the period ended, December 31, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of, and for the period ended, December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG Audit Limited

Hamilton, Bermuda

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited the accompanying consolidated balance sheet of Enstar Group Limited and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the two years ended December 31, 2011 and 2010. Our audits also included the financial statement schedule as of, and for the year ended, December 31, 2011 listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the two years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as of and for the year ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 24, 2012

ENSTAR GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

	2012	2011
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$319,111	$410,269
Fixed maturities, available-for-sale, at fair value (amortized cost: 2012 — $245,396; 2011 — $590,588)	251,121	607,316
Fixed maturities, trading, at fair value	2,253,210	2,035,369
Equities, trading, at fair value	114,588	89,981
Other investments, at fair value	414,845	192,264

Total investments	3,352,875	3,335,199
Cash and cash equivalents	654,890	850,474
Restricted cash and cash equivalents	299,965	373,191
Accrued interest receivable	22,932	26,924
Accounts receivable	15,399	50,258
Income taxes recoverable	11,302	10,559
Reinsurance balances recoverable	1,122,919	1,789,582
Funds held by reinsured companies	365,252	107,748
Goodwill	21,222	21,222
Other assets	15,487	40,981

TOTAL ASSETS	$5,882,243	$6,606,138

LIABILITIES
Losses and loss adjustment expenses	$3,661,154	$4,282,916
Reinsurance balances payable	143,123	208,540
Accounts payable and accrued liabilities	73,258	75,983
Income taxes payable	23,023	16,985
Loans payable	107,430	242,710
Other liabilities	99,022	95,593

TOTAL LIABILITIES	4,107,010	4,922,727

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2012: 156,000,000; 2011: 156,000,000)
Ordinary shares (issued and outstanding 2012: 13,752,172; 2011: 13,665,051)	13,752	13,665
Non-voting convertible ordinary shares:
Series A (issued 2012: 2,972,892; 2011: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2012: 2,725,637; 2011: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2012: 2,972,892; 2011: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	958,571	956,329
Accumulated other comprehensive income	24,439	27,096
Retained earnings	972,853	804,836

Total Enstar Group Limited Shareholders’ Equity	1,553,755	1,386,066
Noncontrolling interest	221,478	297,345

TOTAL SHAREHOLDERS’ EQUITY	1,775,233	1,683,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,882,243	$6,606,138

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Consulting fees	$8,570	$17,858	$23,015
Net investment income	77,760	68,676	81,261
Net realized and unrealized gains	73,612	9,214	31,782
Gain on bargain purchase	—	13,105	—

	159,942	108,853	136,058

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(221,927)	(250,216)	(278,065)
Reduction in provisions for bad debt	(3,111)	(42,822)	(49,556)
Reduction in provisions for unallocated loss adjustment expense liabilities	(39,298)	(45,102)	(39,651)
Amortization of fair value adjustments	22,572	42,693	55,438

	(241,764)	(295,447)	(311,834)
Salaries and benefits	100,473	89,846	86,677
General and administrative expenses	56,592	71,810	59,201
Interest expense	8,426	8,529	10,253
Net foreign exchange losses (gains)	406	373	(398)

	(75,867)	(124,889)	(156,101)

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF EQUITY METHOD INVESTEE	235,809	233,742	292,159
INCOME TAXES	(44,290)	(25,284)	(87,132)
SHARE OF NET EARNINGS OF EQUITY METHOD INVESTEE	—	—	10,704

NET EARNINGS	191,519	208,458	215,731
Less: Net earnings attributable to noncontrolling interest	(23,502)	(54,765)	(41,645)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$168,017	$153,693	$174,086

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$10.22	$11.03	$12.91

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$10.10	$10.81	$12.66

Weighted average ordinary shares outstanding — basic	16,441,461	13,930,221	13,489,221
Weighted average ordinary shares outstanding — diluted	16,638,021	14,212,440	13,751,256

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$191,519	$208,458	$215,731

Other comprehensive income, net of tax:
Unrealized holding gains on investments arising during the period	69,721	5,393	38,367
Reclassification adjustment for net realized and unrealized gains included in net earnings	(73,612)	(9,214)	(31,782)
Increase in defined benefit pension liability	(2,461)	(3,718)	(1,000)
Currency translation adjustment	3,556	(903)	32,077

Total other comprehensive (loss) income	(2,795)	(8,442)	37,662

Comprehensive income	188,724	200,016	253,393
Less comprehensive income attributable to noncontrolling interest	(23,365)	(54,244)	(53,000)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$165,359	$145,772	$200,393

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$13,665	$12,940	$13,581
Issue of shares	43	674	80
Shares repurchased	—	—	(800)
Share awards granted/vested	44	51	79

Balance, end of year	$13,752	$13,665	$12,940

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$2,726	$—	$—
Preferred shares converted	—	750	—
Issue of shares	—	1,976	—

Balance, end of year	$2,726	$2,726	$—

Share Capital — Preference Shares
Balance, beginning of year	$—	$—	$—
Issue of shares	—	750	—
Shares converted	—	(750)	—

Balance, end of year	$—	$—	$—

Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of year	$956,329	$667,907	$721,120
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiary	—	—	(3,229)
Issue of shares and warrants, net	(872)	284,983	514
Shares repurchased	—	—	(55,200)
Share awards granted/vested	343	776	3,202
Amortization of equity incentive plan	2,771	2,663	1,500

Balance, end of year	$958,571	$956,329	$667,907

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of year	$27,096	$35,017	$8,709
Foreign currency translation adjustments	2,205	(972)	22,476
Increase in defined benefit pension liability	(2,461)	(3,718)	(1,000)
Net movement in unrealized holding (losses) gains on investments, net of deferred taxes	(2,401)	(3,231)	4,832

Balance, end of year	$24,439	$27,096	$35,017

Retained Earnings
Balance, beginning of year	$804,836	$651,143	$477,057
Net earnings attributable to Enstar Group Limited	168,017	153,693	174,086

Balance, end of year	$972,853	$804,836	$651,143

Noncontrolling Interest
Balance, beginning of year	$297,345	$267,400	$274,271
Return of capital	(30,245)	(16,200)	(39,381)
Contribution of capital	—	—	28,742
Dividends paid	(68,987)	(8,100)	(49,232)
Net earnings attributable to noncontrolling interest	23,502	54,765	41,645
Foreign currency translation adjustments	1,352	69	9,602
Net movement in unrealized holding (losses) gains on investments	(1,489)	(589)	1,753

Balance, end of year	$221,478	$297,345	$267,400

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$191,519	$208,458	$215,731
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on bargain purchase	—	(13,105)	—
Share of undistributed net earnings of equity method investee	—	—	(10,704)
Net realized and unrealized investment gains	(42,233)	(8,020)	(13,137)
Net realized and unrealized investment gains from other investments	(30,151)	(1,194)	(18,645)
Share-based compensation expense	—	—	1,562
Other items	(765)	1,518	(550)
Depreciation and amortization	1,469	1,593	1,516
Net amortization of bond premiums and discounts	28,758	25,085	10,275
Net movement of trading securities held on behalf of policyholders	24,225	(6,816)	44,766
Sales and maturities of trading securities	2,468,584	1,463,637	563,729
Purchases of trading securities	(2,619,257)	(2,158,509)	(1,406,547)
Changes in assets and liabilities:
Reinsurance balances recoverable	666,793	238,818	(13,899)
Funds held by reinsured companies	(257,504)	166,951	(206,040)
Other assets	63,952	(28,506)	19,793
Losses and loss adjustment expenses	(623,174)	(675,108)	150,009
Reinsurance balances payable	(65,475)	(24,833)	19,175
Accounts payable and accrued liabilities	(3,209)	(18,301)	18,557
Other liabilities	9,118	(81,588)	15,198

Net cash flows used in operating activities	(187,350)	(909,920)	(609,211)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$—	$(88,505)	$173,740
Sales and maturities of available-for-sale securities	353,913	445,052	347,214
Movement in restricted cash and cash equivalents	73,226	290,207	(187,025)
Funding of other investments	(197,822)	(24,787)	(116,720)
Redemption of other investments	103	66,925	—
Purchase of held-to-maturity securities	—	—	(780,889)
Sales and maturities of held-to-maturity securities	—	—	786,651
Sale of investment in partly owned company	—	—	31,554
Other investing activities	(789)	3,031	(1,064)

Net cash flows provided by investing activities	228,631	691,923	253,461

FINANCING ACTIVITIES:
Net proceeds from issuance of shares	$—	$287,377	$—
Distribution of capital to noncontrolling interest	(30,245)	(16,200)	(39,381)
Contribution to surplus of subsidiary by noncontrolling interest	—	—	28,742
Dividends paid to noncontrolling interest	(68,987)	(8,100)	(49,231)
Receipt of loans	—	274,150	161,400
Repayment of loans	(134,541)	(277,458)	(226,227)

Net cash flows (used in) provided by financing activities	(233,773)	259,769	(124,697)

TRANSLATION ADJUSTMENT	(3,092)	9,548	13,156

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(195,584)	51,320	(467,291)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	850,474	799,154	1,266,445

CASH AND CASH EQUIVALENTS, END OF YEAR	$654,890	$850,474	$799,154

Supplemental Cash Flow Information
Net income taxes paid	$27,938	$64,679	$73,368
Interest paid	$9,155	$6,948	$10,404

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Certain reclassifications have been made to the prior year reported amounts to conform to the current year presentation. These reclassifications had no impact on net earnings previously reported.

Basis of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include, but are not limited to:

•	reserves for losses and loss adjustment expenses;

•	reinsurance balances recoverable, including the provisions for uncollectible amounts;

•	other-than-temporary impairments in the carrying value of available-for-sale investment securities;

•	valuation of certain fixed maturities and other investments that are measured using significant unobservable inputs; and

•	accounting for acquisitions.

Significant Accounting Policies

The Company’s significant accounting policies are described below:

(a) Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Investments

Short-term and fixed maturity investments

Short-term investments comprise investments with a maturity greater than 3 months but less than one year from the date of purchase. Fixed maturities comprise investments with a maturity of one year and greater from the date of purchase.

Fixed maturity investments classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Realized gains and loss on sales of investments classified as available-for-sale are recognized in the consolidated statements of earnings. Amortization of premium or discount is recognized using the effective yield method and included in net investment income. For mortgage-backed and asset-backed investments, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis.

Short-term investments and fixed maturities classified as trading are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses. Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments.

Fixed maturity investments classified as available-for-sale are reviewed quarterly to determine if they have sustained an impairment of value that is, based on management’s judgement, considered to be other than temporary. The process includes reviewing each fixed maturity investment that is below cost and: (1) determining if the Company has the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, whether the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment is less than the amortized cost basis of the investment. In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments. If management concludes an investment is other-than-temporarily impaired (“OTTI”) then the difference between the fair value and the amortized cost of the investment is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount will have an impact on the Company’s earnings.

Equities

Equities are classified as trading and are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.

Other investments

Other investments include investments in limited partnerships and limited liability companies (collectively “private equities”) and fixed income, hedge, equity and real estate debt funds (collectively “funds”) that carry their investments at fair value. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of the Company’s fund investments publish net asset values on a daily basis and provide daily liquidity, others report on a monthly basis. Private equities typically report quarterly. The Company believes the reported net asset value represents the fair

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value market participants would apply to an interest in the various private equities or funds. The change in fair value is included in net realized and unrealized gains on investments and recognized in net earnings.

(c) Derivative instruments

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and carries them at the fair value of the instrument. The Company participates in derivative instruments for purposes of its overall foreign currency risk management strategy. Changes in fair value and realized gains or losses on derivative instruments are recorded in net foreign exchange gains and losses.

(d) Losses and loss adjustment expenses

The liability for losses and loss adjustment expenses includes an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported determined using a variety of actuarial methods. These estimates are continually reviewed and are necessarily subject to the impact of future changes in factors such as claim severity and frequency, changes in economic conditions including the impact of inflation, legal developments and changes in social attitudes. While management believes that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in losses and loss adjustment expense liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses and any amounts are reflected in net loss and loss adjustment expense liabilities at the same time the related incurred loss is recognized.

Commutations provide an opportunity for the Company to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and incurred but not reported (“IBNR”) reserves relating to the insured or reinsured are eliminated. A commutation is recognized upon the execution of a commutation release agreement. Following completion of a commutation, all the related balances, including insurance and reinsurance balances payable and/or receivable, funds held by ceding companies, and losses and loss adjustment expenses (including fair value adjustments and estimated IBNR), are written off with corresponding gain or loss recorded in the net reduction of ultimate losses. A commutation may result in a net gain irrespective of whether the settlement exceeds the advised case reserves. Advised case reserves are those reserve estimates for a specific loss or losses reported to the Company by either the broker or insured or reinsured. IBNR reserves are established by the Company at a class of business or exposure level for claims that have not yet been reported to the Company but can reasonably be expected to have occurred, as well as for the future development of reported claims. A commutation settlement is a negotiated settlement of both the advised case reserves and an estimate of the IBNR reserves that relate to the policies being commuted. For latent exposures with a long reporting tail, the estimated level of IBNR reserves may be significantly higher than the advised case reserves. In such an instance, the commutation settlement of a block of such policies may be greater than the advised case reserves but less than the aggregate of the advised case reserves plus the estimated related IBNR reserves, resulting in a total saving to the remaining liability.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

To the extent that commuted policies are protected by reinsurance, then the Company will, on completion of a commutation with an insured or reinsured, negotiate with the reinsurers to contribute their share of the commutation settlement. Any amounts received from such reinsurers will be recorded in net losses paid and the impact of any savings or loss on reinsurance recoverable on unpaid losses will be included in the actuarial reassessment of net ultimate liabilities and net IBNR reserves.

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

The Company’s insurance and reinsurance subsidiaries also establish provisions for loss adjustment expenses relating to run-off costs for the estimated duration of the run-off, which are included in losses and loss adjustment expenses. These provisions are assessed at each reporting date and provisions relating to future periods are adjusted to reflect any changes in estimates, including the impact of any acceleration of the run-off period that may be caused by commutations, of the periodic run-off costs or the duration of the run-off. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net reduction in ultimate loss and loss adjustment expenses in the consolidated statements of earnings.

(e) Reinsurance balances recoverable

Amounts billed to, and due from, reinsurers result from paid movements in the underlying assumed business and are calculated in accordance with the terms of the individual reinsurance contracts.

Similarly, reinsurance balances recoverable related to the Company’s assumed case reserves are calculated by applying the terms of any applicable reinsurance coverage to movements in the underlying assumed case reserves. The Company’s estimate of reinsurance balances recoverable related to its assumed IBNR reserves is recognized on a basis consistent with the underlying assumed IBNR reserves.

The Company’s reinsurance balances recoverable are presented net of a provision for uncollectible amounts, reflecting the amount deemed not collectible due to credit quality, collection problems due to location of the reinsurer, contractual disputes with reinsurers over individual contentious claims, contract language or coverage or for some other reason.

(f) Business assumed and retroactive reinsurance

Consideration received for business assumed by way of novation and premiums on retroactive reinsurance is recorded in the balance sheet. The difference between the consideration received and liabilities assumed is presented as an intangible asset. The intangible asset is amortized into earnings over the settlement period of liabilities assumed.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g) Consulting fees

Fixed fee income is recognized in accordance with the term of the Company’s third-party management agreements. Time-based fees are recognized as services are provided. Success-based fees are recognized when all of the contractual requirements specified in the agreement are met.

(h) Foreign exchange

The reporting currency of the Company is the U.S. dollar. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenue and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for foreign entities is included in accumulated other comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net earnings.

(i) Earnings per share

Basic earnings per share is based on the weighted average number of ordinary shares outstanding and excludes any dilutive effects of warrants, options and convertible securities. Diluted earnings per share is based on the weighted average number of ordinary and ordinary share equivalents outstanding calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted earnings per share.

(j) Acquisitions

The Company uses the purchase method in accounting for acquisitions. The difference between the fair value of net assets acquired and purchase price is recorded as goodwill.

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

The key assumptions used by the Company and, it believes, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amount of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) a risk-free discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated loss adjustment expenses to be incurred over the life of the run-off; (v) the impact of any accelerated run-off strategy; and (vi) an appropriate risk margin.

The difference between the original carrying value of reinsurance liabilities and reinsurance assets acquired at the date of acquisition and their fair value is recorded as an intangible asset or other liability, which the Company refers to as the fair value adjustment (“FVA”). The FVA is amortized over the estimated payout period and adjusted for accelerations on commutation settlements or any other new information or subsequent change in circumstances after the date of acquisition. To the extent the actual payout experience after the acquisition is

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is accelerated or decelerated, as the case may be, to reflect such changes. The FVA is tested annually for impairment.

(k) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performed an initial valuation of its goodwill assets and updates this analysis on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. An annual impairment valuation has concluded that there is no impairment to the value of the Company’s goodwill asset.

(l) Stock-based compensation

Share-based payment awards settled in ordinary shares are recorded in additional paid-in capital. The fair value of the award is measured at the grant date and expensed over the vesting period.

(m) Income taxes

Certain subsidiaries and branches of the Company operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to accumulated other comprehensive income, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When management’s assessment indicates that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.

The Company recognizes a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.

New Accounting Standards Adopted in 2012

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure

Effective January 1, 2012, the Company adopted new guidance issued by FASB related to disclosure requirements for common fair value measurement. These amendments result in a common definition of fair value and common requirements for measurement of and disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on the consolidated financial statements.

ASU 2011-05, Presentation of Comprehensive Income

Effective January 1, 2012, the Company adopted new guidance issued by FASB related to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance had no impact on the consolidated financial statements.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2011-08, Testing Goodwill for Impairment

In September 2011, FASB issued amendments that simplify the two-step goodwill impairment test previously required, by permitting entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company adopted the amended guidance as of December 31, 2011. The adoption of the amended guidance did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

ASU 2011-11, Disclosures About Offsetting Assets and Liabilities

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

2013/2012

SeaBright

On February 7, 2013, the Company completed its acquisition of SeaBright Holdings, Inc. (“SeaBright”), through the merger of its indirect, wholly-owned subsidiary, AML Acquisition, Corp. (“AML Acquisition”), with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as the Company’s indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote workers compensation business. The aggregate cash purchase price paid by the Company for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility provided by National Australia Bank (“NAB”) and Barclays Bank PLC (“Barclays”). This business combination will be accounted for by the Company as an acquisition under U.S. GAAP purchase accounting requirements.

HSBC

On September 6, 2012, the Company and its wholly-owned subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), entered into a definitive agreement for the purchase of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (“HSBC DE”), from Household Insurance Group Holding Company, an affiliate of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, respectively (or, collectively with HLIC DE and HSBC DE, the “HSBC Insurance Companies”), all of which will be in run-off at the time the transaction closes. The HSBC Insurance Companies have written various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance, and annuities.

The base purchase price of approximately $181.0 million will be adjusted under the terms of the stock purchase agreement based upon changes to the capital and surplus of the HSBC Insurance Companies arising

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the operation of the business prior to closing. The Company expects to finance the purchase price through a combination of cash on hand and a drawing under its Revolving Credit Facility with NAB and Barclays. The Company is a party to the acquisition agreement and has guaranteed the performance by Pavonia of its obligations thereunder. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of the first quarter of 2013.

2011

Clarendon

On July 12, 2011, the Company, through its wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon National Insurance Company (“Clarendon”) from Clarendon Insurance Group, Inc., an affiliate of Hannover Re (“Hannover”). Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. The aggregate cash purchase price was $219.1 million and was financed in part by $106.5 million under a four-year term loan facility provided by NAB.

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

The purchase price and fair value of the assets acquired in the Clarendon acquisition were as follows:

Purchase price	$219,077

Net assets acquired at fair value	$219,077

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$138,518
Restricted cash	7,198
Investments:
Short-term investments, trading	60,376
Fixed maturities, trading	623,530
Equities	5,014

Total investments	688,920
Reinsurance balances recoverable	1,065,341
Accrued interest and other receivables	9,655
Losses and loss adjustment expenses	(1,654,436)
Insurance and reinsurance balances payable	(1,942)
Funds withheld	(26,277)
Accounts payable	(7,900)

Net assets acquired at fair value	$219,077

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Laguna

On March 25, 2011, the Company, through its wholly-owned subsidiary, Kenmare Holdings Ltd. (“Kenmare”), completed the acquisition of Laguna Life Limited, formerly known as CitiLife Financial Limited (“Laguna”), from Citigroup Insurance Holding Corporation (“Citigroup”), an affiliate of Citigroup Inc. Laguna is an Ireland-based life insurer that is in run-off. The aggregate cash purchase price was €15.0 million (approximately $21.2 million). The originally disclosed purchase price of €30.0 million (approximately $42.4 million) was reduced, prior to completion of the acquisition, after Citigroup received approval from Laguna’s regulator to distribute €15.0 million (approximately $21.2 million) to its shareholders.

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

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Cash	$13,274
Investments:
Short-term investments, trading	1,154
Fixed maturities, trading	30,765

Total investments	31,919
Reinsurance balances recoverable	1,459
Other assets	1,325
Losses and loss adjustment expenses	(11,898)
Accounts payable	(1,751)

Net assets acquired at fair value	$34,328

2010

Claremont

On December 31, 2010, the Company, through its wholly-owned subsidiary, CLIC Holdings, Inc., completed the acquisition of Claremont Liability Insurance Company (“Claremont”), for an aggregate cash purchase price of $13.9 million. Claremont is a California-domiciled insurer that is in run-off.

The purchase price and fair value of the assets acquired in the Claremont acquisition were as follows:

Total purchase price	$13,936

Net assets acquired at fair value	$13,936

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$394
Investments:
Fixed maturities, trading	15,990
Equities	138

Total investments	16,128
Accounts receivable and accrued interest	196
Reinsurance balances recoverable	44,966
Other assets	19
Losses and loss adjustment expenses	(47,516)
Accounts payable	(251)

Net assets acquired at fair value	$13,936

New Castle

On December 3, 2010, the Company, through Kenmare, completed the acquisition of New Castle Reinsurance Company Ltd. (“New Castle”), for an aggregate cash purchase price of $22.0 million. New Castle is a Bermuda-domiciled insurer that is in run-off.

The purchase price and fair value of the assets acquired in the New Castle acquisition were as follows:

Total purchase price	$21,950

Net assets acquired at fair value	$21,950

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$57,026
Reinsurance balances recoverable	4,818
Other assets	99
Losses and loss adjustment expenses	(38,603)
Insurance and reinsurance balances payable	(1,316)
Accounts payable	(74)

Net assets acquired at fair value	$21,950

Brampton

On November 2, 2010, the Company acquired the 49.9% of the shares of Hillcot Holdings Ltd. (“Hillcot”) from Shinsei Bank, Ltd. (“Shinsei”) that it did not previously own for an aggregate purchase price of $38.0 million, resulting in the Company owning 100% of Hillcot. At the time of acquisition, Hillcot owned 100% of the shares of Brampton Insurance Company of Europe Limited (“Brampton”). Brampton is a London-domiciled insurer that is in run-off. The fair value of the assets acquired that the Company did not previously own was $34.9 million. The excess of the purchase price over the fair value of assets acquired in the amount of $3.1 million was recorded as a charge to additional paid-in capital.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seaton Insurance

On August 3, 2010, the Company, through its wholly-owned subsidiary, Virginia Holdings Ltd. (“Virginia”), acquired 55.6% of the shares of Seaton Insurance Company (“Seaton”) for a $nil purchase price. Seaton is a Rhode Island-domiciled insurer that is in run-off and, at that time, was the subsidiary of Stonewall Acquisition Corporation (“Stonewall”). At the time of the acquisition, Virginia held 44.4% of the outstanding capital stock of Stonewall and, therefore, indirectly owned 44.4% of Seaton through its holdings. The acquisition of the 55.6% of the Seaton shares that it previously did not own was a result of the distribution by Stonewall to Virginia of proceeds and certain other assets following its sale of another subsidiary, Stonewall Insurance Company, to Columbia Insurance Company, an affiliate of National Indemnity Company (an indirect subsidiary of Berkshire Hathaway, Inc.). The distribution resulted in Virginia owning 100% of Seaton following the distribution. The fair value of the assets acquired in the Seaton acquisition was $nil.

The following summarizes the estimated fair values of 100% of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$3,949
Fixed maturity investments, trading	22,745
Accounts receivable and accrued interest	270
Reinsurance balances recoverable	170,344
Other assets	3,759
Losses and loss adjustment expenses	(171,010)
Insurance and reinsurance balances payable	(28,670)
Accounts payable	(1,387)

Net assets acquired at fair value	$—

Providence Washington

On July 20, 2010, the Company, through its wholly-owned subsidiary, PWAC Holdings, Inc., completed the acquisition of PW Acquisition Company (“PWAC”) for an aggregate purchase price of $25.0 million. PWAC owns the entire share capital of Providence Washington Insurance Company. Providence Washington Insurance Company and its two subsidiaries are Rhode Island-domiciled insurers that are in run-off. The purchase price was financed by a term facility provided by a London-based bank (the “EGL Facility”), which was fully repaid on September 13, 2010.

The purchase price and fair value of the assets acquired in the PWAC acquisition were as follows:

Total purchase price	$25,000

Net assets acquired at fair value	$25,000

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$19,278
Investments:
Short-term investments, trading	4,181
Fixed maturity investments, trading	97,756
Equities	37
Other investments	4,985

Total investments	106,959
Accounts receivable and accrued interest	813
Reinsurance balances recoverable	31,718
Other assets	1,276
Losses and loss adjustment expenses	(120,745)
Insurance and reinsurance balances payable	(3,597)
Accounts payable	(10,702)

Net assets acquired at fair value	$25,000

Assuransinvest

On March 30, 2010, the Company, through its wholly-owned subsidiary, Nordic Run-Off Limited, completed the acquisition of Forsakringsaktiebolaget Assuransinvest MF (“Assuransinvest”) for an aggregate cash purchase price of SEK 78.8 million (approximately $11.0 million). Assuransinvest is a Swedish-domiciled reinsurer that is in run-off.

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

Knapton Insurance

On March 2, 2010, the Company, through its wholly-owned subsidiary, Knapton Holdings Limited (“Knapton Holdings”), completed the acquisition of Knapton Insurance Limited, formerly British Engine Insurance Company (“Knapton”), from RSA Insurance Group plc for an aggregate cash purchase price of

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately £28.8 million (approximately $44.0 million). Knapton is a U.K.-domiciled reinsurer that is in run-off. In April 2010, Knapton Holdings entered into a term facility agreement with a London-based bank (the “Knapton Facility”). On April 20, 2010, Knapton Holdings drew down $21.4 million from the Knapton Facility. On June 30, 2011, the Knapton Facility was fully repaid.

The purchase price and fair value of the assets acquired in the Knapton acquisition were as follows:

Total purchase price	$44,031

Net assets acquired at fair value	$44,031

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash	$153,286
Restricted cash	35,515
Investments:
Short-term investments, trading	5,990
Fixed maturity investments, trading	27,923

Total investments	33,913
Reinsurance balances recoverable	50,942
Other assets	5,840
Losses and loss adjustment expenses	(216,871)
Insurance and reinsurance balances payable	(12,347)
Accounts payable	(6,247)

Net assets acquired at fair value	$44,031

4.	SIGNIFICANT NEW BUSINESS

2013/2012

American Physicians

On January 16, 2013, the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company (“PWIC”), entered into a definitive assignment and assumption agreement with American Physicians Assurance Corporation and APSpecialty Insurance Company relating to a portfolio of workers compensation business. The estimated total assets and liabilities to be assumed are approximately $35.3 million. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2013.

Claremont

On August 6 and December 17, 2012, the Company, through Fitzwilliam, entered into novation agreements with Claremont and two of Claremont’s reinsurers with respect to their existing quota share contracts. Under the novation agreements, Fitzwilliam replaced the reinsurers on the quota share contracts in exchange for total assets and liabilities of approximately $38.0 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reciprocal of America

On July 6, 2012, the Company, through PWIC, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business. The estimated liabilities to be assumed are approximately $174.0 million with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2013.

Zurich Danish Portfolio

On June 30, 2012, the Company, through the Danish branch of its wholly-owned subsidiary, Marlon Insurance Company Limited (“Marlon”), acquired, by way of loss portfolio transfer under Danish law, a portfolio of reinsurance and professional disability business from the Danish branch of Zurich Insurance Company (“Zurich”). After reflecting the final balances reported by Zurich, Marlon received total assets and assumed liabilities of approximately $60.0 million.

Shelbourne RITC Transactions

The Company, through its wholly-owned U.K.-based subsidiary, Shelbourne Group Limited (“Shelbourne”), invests in RITC transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. Shelbourne was originally formed in December 2007 in conjunction with a newly-hired executive management team and JCF FPK I L.P. (“JCF FPK”) (a joint investment program between Fox-Pitt, Kelton, Cochran, Caronia & Waller (USA) LLC and J.C. Flowers II L.P., which is a private investment fund affiliated with J. Christopher Flowers, who was formerly affiliated with the Company). Shelbourne owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008 (“S2008”), a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off. On January 1, 2012, S2008 transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by JCF FPK ceased, resulting in the Company now providing 100% of the underwriting capacity for S2008, represented by the total Funds at Lloyd’s capital commitment of £71.7 million (approximately $116.5 million). The capital commitment was financed from available cash on hand.

Effective December 31, 2012, S2008 entered into a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2009 and prior underwriting years of account, under which S2008 assumed total gross insurance reserves of approximately £193.0 million (approximately $313.3 million) for consideration of an equal amount. The consideration received has been recorded as funds withheld in the Company’s consolidated balance sheet for the year ended December 31, 2012.

On January 1, 2013, S2008 transferred the assets and liabilities relating to its 2010 and prior underwriting years of account into its 2011 underwriting year of account by means of an RITC transaction.

2011

Insurance Australia Group

On September 20, 2011, the Company, through its wholly-owned subsidiary, Gordian Run-off Limited (“Gordian”), acquired an inwards reinsurance portfolio from Insurance Australia Group Limited via an

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Australian Federal Court approved scheme. Gordian received total assets and assumed total net reinsurance liabilities of approximately 9.7 million Australian dollars (approximately $10.0 million).

Claremont

On September 1, 2011, the Company, through Fitzwilliam, entered into a novation agreement with Claremont and certain of its reinsurers with respect to three specific quota share contracts. Under the novation agreement, Fitzwilliam replaced those companies as reinsurer of Claremont on the quota share contracts, assuming liabilities of $22.5 million and receiving assets of an equal amount.

Shelbourne RITC Transactions

In February 2011, S2008 entered into RITC agreements with two Lloyd’s syndicates assuming total gross insurance reserves of approximately $129.6 million for consideration of an equal amount.

2010

Cigna Reinsurance

On December 31, 2010, the Company, through Fitzwilliam, entered into a 100% reinsurance agreement, administrative services agreement, and related transaction documents with three affiliates of Cigna Corporation (“Cigna affiliates”), pursuant to which Fitzwilliam reinsured all of the run-off workers compensation and personal accident reinsurance business of those Cigna affiliates. Pursuant to the transaction documents, the Cigna affiliates have transferred assets into three reinsurance collateral trusts securing the obligations of Fitzwilliam under the reinsurance agreement and administrative services agreement. Fitzwilliam received total assets and assumed total net reinsurance reserves of approximately $190.5 million. Fitzwilliam transferred approximately $50.0 million of additional funds to the trusts to further support these obligations. The Company funded the contribution to the trusts through a draw on a $115.0 million credit facility entered into with Barclays Bank PLC on December 29, 2010, which was fully repaid on June 30, 2011.

In addition to the trusts, the Company has provided a limited parental guarantee supporting certain obligations of Fitzwilliam initially in the amount of $79.7 million. The amount of the guarantee will increase or decrease over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As of December 31, 2012, the amount of the parental guarantee was $106.5 million.

Inter-Hannover

On October 1, 2011, the Company, through its wholly-owned subsidiary, Brampton Insurance Company Limited (“Brampton”), completed the portfolio transfer of certain run-off agency business from International Insurance Company of Hannover (“IICH”), under part VII of the U.K. Financial Services and Markets Act 2000. The transferred business was previously reinsured by Fitzwilliam pursuant to a 100% quota share reinsurance agreement with IICH, which was entered into on December 3, 2010, and under which Fitzwilliam had received total assets and assumed total net reinsurance reserves of approximately $137.1 million. In addition, the Company provided a parental guarantee supporting Fitzwilliam’s obligations initially in the amount of approximately $118.7 million. The amount of the guarantee will decrease over time in line with relevant independent actuarial assessments. This 100% quota share reinsurance, along with the associated guarantee, was novated in favor of Brampton as part of the portfolio transfer from IICH. As of December 31, 2012, the total amount of the parental guarantee was approximately $15.5 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Torus Reinsurance

In July 2010, following the acquisition of the entire issued share capital of Glacier Insurance AG by Torus Insurance (Bermuda) Limited (“Torus”), Fitzwilliam entered into two quota share reinsurance agreements with Torus protecting the prior year reserve development of two portfolios of business reinsured by them: (i) a 79% quota share of Torus’ 95% quota share reinsurance of Glacier Insurance AG, and (ii) a 75% quota share of Torus’ 100% quota share reinsurance of Glacier Reinsurance AG. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $105.0 million.

Bosworth

In May 2010, a specific portfolio of business in run-off underwritten by Mitsui Sumitomo Insurance Co., Ltd. of Japan (“Mitsui”), was transferred to the Company’s 50.1% owned subsidiary, Bosworth Run-off Limited (“Bosworth”). This transfer, which occurred under Part VII of the U.K. Financial Services and Markets Act 2000, was approved by the U.K. Court and took effect on May 31, 2010. As a result of the transfer, Bosworth received total assets and assumed net reinsurance reserves of approximately $117.5 million.

Allianz Reinsurance

In February 2010, Fitzwilliam, entered into a 100% quota share reinsurance agreement with Allianz Global Corporate & Specialty AG (UK) Branch (“Allianz”), with respect to a specific portfolio of run-off business of Allianz. Fitzwilliam received total assets and assumed total gross reinsurance reserves of approximately $112.6 million.

Shelbourne RITC Transactions

During 2010, S2008 entered into RITC agreements with three Lloyd’s syndicates with total gross insurance reserves assumed of approximately $192.6 million for consideration of an equal amount.

5.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2012
U.S. government and agency	$4,503	$454	$—	$4,957
Non-U.S. government	120,634	3,373	(151)	123,856
Corporate	115,139	2,379	(524)	116,994
Residential mortgage-backed	4,308	230	(40)	4,498
Commercial mortgage-backed	474	7	—	481
Asset-backed	338	9	(12)	335

	$245,396	$6,452	$(727)	$251,121

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2011
U.S. government and agency	$17,816	$546	$(433)	$17,929
Non-U.S. government	160,128	9,227	(828)	168,527
Corporate	366,954	7,937	(2,578)	372,313
Residential mortgage-backed	13,544	276	(108)	13,712
Commercial mortgage-backed	12,680	3,044	(7)	15,717
Asset-backed	19,466	65	(413)	19,118

	$590,588	$21,095	$(4,367)	$607,316

Included within the residential and commercial mortgaged-backed securities as at December 31, 2012 are securities issued by U.S. governmental agencies with a fair value of $3,500 (as at December 31, 2011: $4,624).

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government	$2,646	$(82)	$2,399	$(69)	$5,045	$(151)
Corporate	13,936	(86)	8,689	(438)	22,625	(524)
Residential mortgage-backed	1,124	(40)	—	—	1,124	(40)
Asset-backed	174	(12)	—	—	174	(12)

	$17,880	$(220)	$11,088	$(507)	$28,968	$(727)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$8,318	$(433)	$8,318	$(433)
Non-U.S. government	14,982	(466)	16,305	(362)	31,287	(828)
Corporate	47,197	(1,367)	54,106	(1,211)	101,303	(2,578)
Residential mortgage-backed	1,299	(105)	36	(3)	1,335	(108)
Commercial mortgage-backed	—	—	215	(7)	215	(7)
Asset-backed	7,577	(187)	6,491	(226)	14,068	(413)

	$71,055	$(2,125)	$85,471	$(2,242)	$156,526	$(4,367)

As at December 31, 2012 and 2011, the number of securities classified as available-for-sale in an unrealized loss position was 30 and 107, respectively, with a fair value of $29.0 million and $156.5 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 23 and 59, respectively. As of December 31, 2012, none of these securities were considered to be other than temporarily impaired.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of the Company’s fixed maturity securities classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$173,113	$173,949	69.3%
Due after one year through five years	64,089	68,298	27.2%
Due after ten years	3,074	3,560	1.4%

	240,276	245,807	97.9%
Residential mortgage-backed	4,308	4,498	1.8%
Commercial mortgage-backed	474	481	0.2%
Asset-backed	338	335	0.1%

	$245,396	$251,121	100.0%

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$230,550	$230,377	37.9%
Due after one year through five years	308,062	322,131	53.0%
Due after five years through ten years	3,296	3,367	0.6%
Due after ten years	2,990	2,894	0.5%

	544,898	558,769	92.0%
Residential mortgage-backed	13,544	13,712	2.3%
Commercial mortgage-backed	12,680	15,717	2.6%
Asset-backed	19,466	19,118	3.1%

	$590,588	$607,316	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$107,615	$110,829	44.1%
AA	59,535	60,742	24.2%
A	72,773	73,935	29.4%
BBB or lower	5,281	5,197	2.1%
Not Rated	192	418	0.2%

	$245,396	$251,121	100.0%

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$204,967	$214,873	35.4%
AA	131,092	132,971	21.9%
A	210,040	215,225	35.4%
BBB or lower	44,100	43,526	7.2%
Not Rated	389	721	0.1%

	$590,588	$607,316	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. The Company had no planned sales of its fixed maturity investments classified as available-for-sale as at December 31, 2012. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the twelve months ended December 31, 2012, the Company did not recognize any other-than-temporary impairments/losses due to required sales. The Company determined that, as at December 31, 2012, no credit losses existed.

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	December 31, 2012	December 31, 2011
U.S. government and agency	$361,906	$400,908
Non-U.S. government	265,722	212,251
Corporate	1,598,876	1,595,930
Municipal	20,446	25,416
Residential mortgage-backed	115,594	97,073
Commercial mortgage-backed	130,848	70,977
Asset-backed	78,929	43,083
Equities — U.S.	92,406	54,378
Equities — International	22,182	35,603

	$2,686,909	$2,535,619

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at December 31, 2012	Fair Value	% of Total Fair Value
AAA	$418,297	16.3%
AA	958,267	37.2%
A	812,428	31.6%
BBB or lower	376,347	14.6%
Not Rated	6,982	0.3%

	$2,572,321	100.00%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2011	Fair Value	% of Total Fair Value
AAA	$881,951	36.0%
AA	400,394	16.4%
A	796,608	32.6%
BBB or lower	341,307	14.0%
Not Rated	25,378	1.0%

	$2,445,638	100.0%

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	December 31, 2012	December 31, 2011
Private equity funds	$127,696	$107,388
Fixed income funds	156,235	54,537
Fixed income hedge funds	53,933	24,395
Equity fund	55,881	—
Real estate debt fund	16,179	—
Other	4,921	5,944

	$414,845	$192,264

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

As of December 31, 2012 and 2011, the Company had $127.7 million and $107.4 million, respectively, of other investments recorded in private equity funds, which represented 3.0% and 2.4% of total investments, cash and cash equivalents and restricted cash and cash equivalents at December 31, 2012 and 2011, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

Fixed income funds

This class is comprised of a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily to monthly.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real estate debt fund

This class is comprised of a real estate debt fund that invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

Other

This class is comprised of primarily a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loans. This investment matures when the loans are paid down and cannot be redeemed before maturity.

Redemption restrictions on other investments

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

At December 31, 2012 and 2011, the Company had no investments subject to gates or side-pockets.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at December 31, 2012:

	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$127,696	$—	$127,696	$86,936	Not eligible
Fixed income funds	156,235	—	156,235	—	Daily to monthly
Fixed income hedge funds	53,933	—	53,933	—	Quarterly after lock-up periods expire
Equity fund	55,881	—	55,881	—	Bi-monthly
Real estate debt fund	16,179	—	16,179	—	Monthly
Other	4,921	—	4,921	655	Not eligible

	$414,845	$—	$414,845	$87,591

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

•

Level 2 — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own judgment about assumptions that market participants might use.

The following is a summary of valuation techniques the Company uses to measure fair value by asset and liability classes.

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. Fair values for all securities in the fixed maturities portfolio are independently provided by the investment custodian, investment accounting service provider and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for the Company’s fixed maturity investments. The Company records the unadjusted price provided by the investment custodian, investment accounting service provider or the investment manager and validates this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s knowledge of the current investment market. The Company’s internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

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

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturity investments by asset class.

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2012, the Company had one corporate security classified as Level 3.

•

Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2012, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

Equities

The Company’s equities are predominantly traded on the major exchanges and are primarily managed by two external advisors. The Company uses Interactive Data Corporation, an internationally recognized pricing service, to estimate the fair value for all of its equities. The Company’s equities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in equities as Level 1 investments because the fair values of these investments are based on quoted prices in active markets for identical assets or liabilities. Because their fair value estimates are based on observable market data, the Company has categorized its investments in preferred stock as Level 2, with the exception of one investment in preferred stock that has been categorized as Level 3.

Other Investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment.

For its investments in private equity funds, the Company measures fair value by obtaining the most recently provided capital statement from the external fund manager or third-party administrator. The funds calculate net asset value on a fair value basis. For all publicly-traded companies within these funds, the Company adjusts the reported net asset value based on the latest share price as of the Company’s reporting date. The Company has classified its investments in private equity funds as Level 3.

The fixed income funds and equity fund in which the Company invests have been classified as Level 2 investments because their fair value is estimated using the published net asset value and because the fixed income funds and equity fund are highly liquid.

For its investments in fixed income hedge funds, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investments in the funds are classified as Level 3.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The real estate debt fund in which the Company invests has been valued based on the most recent published net asset value. This investment has been classified as Level 3.

The Company’s remaining other investments are valued based on the latest available capital statements and have been classified as Level 3.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$366,863	$—	$366,863
Non-U.S. government	—	389,578	—	389,578
Corporate	—	1,715,330	540	1,715,870
Municipal	—	20,446	—	20,446
Residential mortgage-backed	—	120,092	—	120,092
Commercial mortgage-backed	—	131,329	—	131,329
Asset-backed	—	79,264	—	79,264
Equities – U.S.	83,947	5,058	3,401	92,406
Equities – International	10,377	11,805	—	22,182
Other investments	—	212,115	202,730	414,845

Total investments	$94,324	$3,051,880	$206,671	$3,352,875

	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$418,837	$—	$418,837
Non-U.S. government	—	380,778	—	380,778
Corporate	—	1,967,724	519	1,968,243
Municipal	—	25,416	—	25,416
Residential mortgage-backed	—	110,785	—	110,785
Commercial mortgage-backed	—	86,694	—	86,694
Asset-backed	—	62,201	—	62,201
Equities – U.S.	51,403	4,625	2,975	59,003
Equities – International	30,978	—	—	30,978
Other investments	—	54,537	137,727	192,264

Total investments	$82,381	$3,111,597	$141,221	$3,335,199

During 2012 and 2011, the Company had no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the year ended December 31, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2012	$519	$137,727	$2,975	$141,221
Purchases	—	63,732	—	63,732
Sales	—	(16,839)	—	(16,839)
Total realized and unrealized gains through earnings	21	18,110	426	18,557
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of December 31, 2012	$540	$202,730	$3,401	$206,671

The amount of net gains/(losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2012 was $18.2 million. All of this amount was included in net realized and unrealized gains.

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

The amount of net gains (losses) for the year included in earnings attributable to the fair value of changes in assets still held at December 31, 2011 was $16.3 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains (Losses)

Components of net realized and unrealized gains (losses) for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Gross realized gains on available-for-sale securities	$5,850	$808	$1,587
Gross realized losses on available-for-sale securities	(727)	(471)	—
Net realized gains on trading securities	13,569	3,738	2,603
Net realized gains on held-to-maturity securities	—	—	3,671
Net unrealized gains on trading securities	23,541	3,945	5,276
Net realized and unrealized gains on other investments	31,379	1,194	18,645

Net realized and unrealized gains	$73,612	$9,214	$31,782

Proceeds from sale of available-for-sale securities	$353,913	$445,052	$347,214

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income

Major categories of net investment income are summarized as follows:

	2012	2011	2010
Interest from fixed maturity investments	$78,767	$70,753	$59,187
Net amortization of bond premiums and discounts	(28,758)	(25,245)	(9,304)
Dividends from equities	2,961	1,786	1,172
Other investments	661	734	2,825
Interest from cash and cash equivalents and short-term investments	14,924	13,232	15,951
Interest on other receivables	6,887	6,572	6,816
Other income	5,229	3,118	5,117
Interest on deposits held with clients	1,368	1,188	1,172
Investment expenses	(4,279)	(3,462)	(1,675)

	$77,760	$68,676	$81,261

Restricted Assets

The total restricted assets as of December 31, 2012 and 2011 were as follows:

	2012	2011
Restricted assets included in cash and cash equivalents	$299,965	$373,191
Restricted assets included in fixed maturity investments, at fair value	721,735	824,610
Restricted assets included in other investments	7,311	6,330

	$1,029,011	$1,204,131

As of December 31, 2012 and 2011, $212.0 million and $225.9 million, respectively, of cash and cash equivalents and investments were on deposit with various regulatory authorities to support the Company’s insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. As at December 31, 2012 and 2011, $570.4 million and $798.3 million, respectively, of cash and cash equivalents and investments were used for collateral in trust for third-party agreements. The Company also has issued secured letters of credit collateralized against the Company’s investment portfolio. As of December 31, 2012 and 2011, $246.6 million and $179.9 million, respectively, of cash and cash equivalents and investments were pledged as security in favor of letters of credit issued.

6.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. These derivatives were not designated as hedging investments.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets out the foreign currency forward contracts outstanding during the periods ended December 31, 2012, 2011 and 2010 and the estimated fair value of derivative instruments recorded on the balance sheet:

Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount		Fair Value as at December 31,	Net Foreign Exchange (Losses) Gains
2012
Australian dollar	February 8, 2012	May 10, 2013	AU$35,000		$36,099	$(238)	$(238)
British pound	March 6, 2012	March 6, 2013	UKP17,000		$26,611	(1,023)	(1,023)
Australian dollar	February 8, 2012	December 19, 2012	AU$25,000		$26,165	—	—

						(1,261)	(1,261)

2011
U.S. dollar	September 22, 2011	December 2, 2011	$33,973	AU$	35,000	—	3,008
Australian dollar	August 23, 2011	December 2, 2011	AU$35,000		$36,981	—	—
Australian dollar	October 12, 2010	June 30, 2011	AU$45,000		$42,476	—	(1,917)

						—	1,091

2010
Australian dollar	October 12, 2010	June 30, 2011	AU$45,000		$42,476	$(3,573)	$(3,573)

7.	REINSURANCE BALANCES RECOVERABLE

	2012	2011
Recoverable from reinsurers on:
Outstanding losses	$665,303	$837,693
Losses incurred but not reported	295,922	678,437
Fair value adjustments	(85,005)	(133,127)

Total reinsurance reserves recoverable	876,220	1,383,003
Paid losses recoverable	246,699	406,579

	$1,122,919	$1,789,582

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

As of December 31, 2012 and 2011, the Company had total reinsurance balances recoverable of $1.12 billion and $1.79 billion, respectively. The decrease of $666.7 million in total reinsurance balances recoverable was primarily a result of commutations, cash collections and a reduction in estimated ultimate losses in the year ended December 31, 2012. At December 31, 2012 and 2011, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances recoverable was $343.9 million and $341.1 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance balances recoverable are first allocated to applicable reinsurers. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of December 31, 2012 increased to 23.4% as compared to 16.0% as of December 31, 2011. This was primarily as a result of commutations and the collection of reinsurance balances recoverable against which there were minimal provisions for uncollectible reinsurance recoverable.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value adjustments, determined on acquisition of reinsurance subsidiaries, are based on the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the reinsurance recoverables acquired plus a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements.

At December 31, 2012 and 2011, the Company’s top ten reinsurers accounted for 63.1% and 70.0%, respectively, of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $194.5 million and $451.3 million, respectively, of IBNR reserves recoverable. With the exception of one BBB+ rated reinsurer from which $37.7 million was recoverable (December 31, 2011: $55.2 million), the other top ten reinsurers, as at December 31, 2012 and 2011, were all rated A- or better. Reinsurance recoverables by reinsurer were as follows:

	2012		2011
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top 10 reinsurers	$708,953	63.1%	$1,252,929	70.0%
Other reinsurers’ balances > $1 million	409,666	36.5%	532,303	29.7%
Other reinsurers’ balances < $1 million	4,300	0.4%	4,350	0.3%

Total	$1,122,919	100.0%	$1,789,582	100.0%

As at December 31, 2012 and 2011, reinsurance balances recoverable with a carrying value of $144.1 million and $235.8 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. Of the $144.1 million and $235.8 million recoverable from the reinsurer as at December 31, 2012 and 2011, $121.6 million and $151.0 million, respectively, is secured by a trust fund held for the benefit of the Company’s reinsurance subsidiaries. As at December 31, 2012 and 2011, the reinsurer had a credit rating of A+, as provided by a major rating agency.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	2012	2011
Outstanding	$2,369,356	$2,549,648
Incurred but not reported	1,588,310	2,110,299
Fair value adjustment	(296,512)	(377,031)

	$3,661,154	$4,282,916

The liability for losses and loss adjustment expenses includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for losses incurred but not reported using a variety of actuarial methods. The Company’s loss reserves cover multiple lines of business which include workers compensation, general casualty, asbestos and environmental and construction defects.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2012 and 2011 included $557.6 million and $621.5 million, respectively, that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2012 and 2011 was $628.7 million and $702.8 million, respectively.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2012, 2011 and 2010. Losses incurred and paid are reflected net of reinsurance recoverables.

	2012	2011	2010
Balance as at January 1	$4,282,916	$3,291,275	$2,479,136
Less: total reinsurance reserves recoverable	1,383,003	525,440	347,728

	2,899,913	2,765,835	2,131,408
Effect of exchange rate movement	15,004	(9,170)	(3,836)
Net reduction in ultimate loss and loss adjustment expense liabilities	(241,764)	(295,447)	(311,834)
Net losses paid	(310,695)	(284,611)	(294,996)
Acquired on purchase of subsidiaries	—	610,485	459,362
Assumed business	422,476	112,821	785,731

Net balance as at December 31	2,784,934	2,899,913	2,765,835
Plus: total reinsurance reserves recoverable	876,220	1,383,003	525,440

Balance as at December 31	$3,661,154	$4,282,916	$3,291,275

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net reduction in ultimate loss and loss adjustment expense liabilities for the years ended December 31, 2012, 2011 and 2010 was due to the following:

	2012	2011	2010
Net losses paid	$(310,695)	$(284,611)	$(294,996)
Net reduction in case and LAE reserves	265,222	310,036	336,141
Net reduction in IBNR reserves	267,400	224,791	236,920

Reduction in estimates of net ultimate losses	221,927	250,216	278,065
Reduction in provisions for bad debt	3,111	42,822	49,556
Reduction in provisions for unallocated loss adjustment expense liabilities	39,298	45,102	39,651
Amortization of fair value adjustments	(22,572)	(42,693)	(55,438)

Net reduction in ultimate loss and loss adjustment expense liabilities	$241,764	$295,447	$311,834

The net reduction in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net reduction in IBNR represents the change in the Company’s actuarial estimates of losses incurred but not reported, less amounts recoverable.

Year Ended December 31, 2012

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2012 of $241.8 million was attributable to a reduction in estimates of net ultimate losses of $ 221.9 million, a reduction in aggregate provisions for bad debt of $3.1 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.3 million, relating to 2012 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $22.6 million.

The reduction in estimates of net ultimate losses of $221.9 million comprised net incurred loss development of $45.5 million and reductions in net IBNR reserves of $267.4 million. During the three months ended December 31, 2012, one of the Company’s insurance entities, following an exposure-based review of all advised claims, allocated $52.4 million of net IBNR reserves to specific net case and LAE reserves. Excluding this allocation, net incurred loss development for the year ended December 31, 2012 was a favorable $6.9 million and reductions in net IBNR reserves amounted to $215.0 million. The decrease in the aggregate estimate of net IBNR reserves of $215.0 million, excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves (compared to $224.8 million during the year ended December 31, 2011), was comprised of $36.4 million relating to asbestos liabilities (compared to $57.9 million in 2011), $2.6 million relating to environmental liabilities (compared to $2.8 million in 2011), $96.3 million relating to general casualty liabilities (compared to $91.6 million in 2011), and $79.7 million relating to all other remaining liabilities (compared to $72.5 million in 2011).

The aggregate reduction in net IBNR reserves of $215.0 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data, following 101 commutations, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development, excluding the allocation by one of the Company’s insurance entities of $52.4 million from net IBNR reserves to specific net case and LAE reserves, of $6.9 million, resulting from settlement of net advised case and LAE reserves of $317.6 million for net paid losses of $310.7 million, related to the settlement of non-commuted losses in the year and 101 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2012 amounted to $26.6 million (comprising $163.1 million of assumed incurred liabilities partially offset by $136.5 million of ceded incurred reinsurance recoverables) compared to the net aggregate reduction in advised case reserves during the same period of $317.6 million (excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves).

The reduction in aggregate provisions for bad debt of $3.1 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2011

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2011 of $295.4 million was attributable to a reduction in estimates of net ultimate losses of $250.2 million, a reduction in aggregate provisions for bad debt of $42.8 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $45.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $42.7 million.

The reduction in estimates of net ultimate losses of $250.2 million comprised net incurred favorable loss development of $25.4 million and reductions in net IBNR reserves of $224.8 million. The decrease in the aggregate estimate of net IBNR reserves of $224.8 million (compared to $236.9 million during the year ended December 31, 2010) was comprised of $57.9 million relating to asbestos liabilities (compared to $67.8 million in 2010), $2.8 million relating to environmental liabilities (compared to $4.2 million in 2010) and $164.1 million relating to all other remaining liabilities (compared to $164.9 million in 2010). The aggregate reduction in net IBNR reserves of $224.8 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data, following 113 commutations (including three commutations completed shortly after December 31, 2011), to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts.

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

The reduction in aggregate provisions for bad debt of $42.8 million was a result of the collection, primarily during the three months ended December 31, 2011, of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2010

The net reduction in ultimate loss and loss adjustment expense liabilities for the year ended December 31, 2010 of $311.8 million was attributable to a reduction in estimates of net ultimate losses of $278.1 million, a reduction in aggregate provisions for bad debt of $49.6 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.7 million, relating to 2010 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $55.4 million.

The reduction in estimates of net ultimate losses of $278.1 million comprised net incurred favorable loss development of $41.1 million and reductions in net IBNR reserves of $236.9 million. The decrease in the aggregate estimate of net IBNR reserves of $236.9 million was comprised of $67.8 million relating to asbestos liabilities, $4.2 million relating to environmental liabilities and $164.9 million relating to all other remaining liabilities. The aggregate reduction in net IBNR reserves of $236.9 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data following 90 commutations to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2010, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The lower reduction in asbestos IBNR reserves during 2010 was primarily due to reduced commutations of asbestos related exposures compared to the prior year. Total net loss reserves acquired from January 1, 2008 to December 31, 2010 amounted to $3,197.3 million, of which $2,634.5 million, or 82.4% related to all other losses. This increase in all other loss reserves provided the basis for a greater reduction in all other IBNR reserves. The net incurred favorable loss development of $41.1 million, resulting from settlement of net advised case and LAE reserves of $336.1 million for net paid losses of $295.0 million, related to the settlement of non-commuted losses in the year and approximately 90 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2010 amounted to $109.7 million compared to the net reduction in advised case reserves during the same period of $336.1 million.

The reduction in aggregate provisions for bad debt of $49.6 million was a result of the collection, primarily during the three months ended December 31, 2010, of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

9.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions. The Company draws down on the loan facilities at the time of the acquisition or significant new business transaction, although in some circumstances the Company has made additional draw-downs to refinance existing debt of the acquired company. Until they were fully repaid on December 3, 2012, the Company also had loans outstanding relating to the share repurchase agreements described below.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred interest expense of $8.4 million, $8.5 million and $10.3 million, respectively, on its loan facilities and loans related to the share repurchase agreements. All of the Company’s currently outstanding loan facilities are floating rate loans, and the fair values of these loans approximate their book values.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts of loans payable outstanding, and accrued interest, as of December 31, 2012 and 2011 totaled $107.4 million and $242.7 million, respectively, and were comprised of:

Facility	Date of Facility	Term	Facility Amount	December 31, 2012	December 31, 2011
EGL Revolving Credit Facility	June 14, 2011	3 Years	$250,000	$—	$115,875
Clarendon Facility	July 12, 2011	4 Years	$106,500	106,500	106,500
SeaBright Facility	December 21, 2012	4 Years	$111,000	—	—

Total long-term bank debt				106,500	222,375
Repurchase agreements	October 1, 2010			—	18,667
Accrued interest on loans payable				930	1,668

Total loans payable				$107,430	$242,710

EGL Revolving Credit Facility

On June 14, 2011, the Company, as borrower, and certain of its subsidiaries, as guarantors, entered into a Revolving Credit Facility Agreement with NAB and Barclays, as bookrunners and mandated lead arrangers, certain financial institutions, as lenders, and NAB as agent (the “EGL Revolving Credit Facility”). The EGL Revolving Credit Facility provides for a three-year revolving credit facility pursuant to which the Company is permitted to borrow up to an aggregate of $250.0 million, which is available to prepay certain existing credit facilities of the Company and certain of its subsidiaries, to fund permitted acquisitions and for general corporate purposes. The Company’s ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the EGL Revolving Credit Facility is subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility is subject to various financial and business covenants applicable to the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and dividends, and limitations on liens on stock. As of December 31, 2012, all of the covenants relating to the EGL Revolving Credit Facility were met.

During the existence of any payment default, the interest rate is increased by 1.0%. During the existence of any event of default (as specified in the EGL Revolving Credit Facility), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on June 14, 2014, the third anniversary of the facility.

On October 21, 2011 and December 30, 2011, the Company repaid $25.0 million and $26.8 million, respectively, of the outstanding principal balance of the EGL Revolving Credit Facility. On June 29, 2012, the Company repaid $115.9 million of the outstanding principal balance and $2.1 million of accrued interest on the facility. As of December 31, 2012, the outstanding EGL Revolving Credit Facility loan balance, inclusive of accrued interest, was $nil. On February 5, 2013, the Company borrowed $56.0 million under the EGL Revolving Credit Facility.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clarendon Facility

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with NAB. The Clarendon Facility provides a four-year term loan facility, which was fully drawn upon on July 12, 2011 to fund 50% of the purchase price of Clarendon. As of December 31, 2012, the outstanding Clarendon Facility principal balance was $106.5 million.

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

SeaBright Facility

On December 21, 2012, the Company, through AML Acquisition, entered into a Term Facility Agreement with NAB and Barclays (the “SeaBright Facility”). The SeaBright Facility provides a $111.0 million four-year term loan facility, which AML Acquisition fully drew down on February 5, 2013 to partially fund the Company’s acquisition of SeaBright. The Company acquired SeaBright on February 7, 2013 by way of a merger of AML Acquisition with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as an indirect, wholly-owned subsidiary of the Company.

Following completion of the Merger, SeaBright (as the survivor of the Merger) became the borrower under the SeaBright Facility and the facility became secured by a security interest in all of the assets of SeaBright, a pledge of the stock of SeaBright by its sole stockholder, a pledge of the stock of SeaBright Insurance Company, Paladin Managed Care Services, Inc., and PointSure Insurance Services, Inc. (which are wholly-owned subsidiaries of SeaBright) by SeaBright, and a security interest in all of the assets of Paladin Managed Care Services, Inc. and PointSure Insurance Services, Inc.

From the date of the SeaBright Facility until the draw down on February 5, 2013, the undrawn and uncancelled amount of the SeaBright Facility incurred a fee of 1% per annum. Interest on amounts borrowed under the SeaBright Facility is payable at the end of each interest period chosen by the borrower or, at the latest, each six months. The interest rate is LIBOR plus 2.75% for the first 18 months from February 5, 2013, and increases to LIBOR plus 3.50% thereafter; the interest rate is subject to increase by an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. The SeaBright Facility imposes various financial and business covenants on SeaBright, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens on the stock.

During the existence of any payment default, the interest rate will be increased by 1.0%. During the existence of any event of default (as specified in the SeaBright Facility), the lenders may cancel their commitments, declare all or a portion of outstanding amounts immediately due and payable, declare all or a

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of borrowed amounts payable upon demand, or proceed against the security. The SeaBright Facility terminates and all amounts borrowed must be repaid on December 21, 2016, the fourth anniversary of the date the facility was put in place.

Share Repurchase

On October 1, 2010, the Company entered into repurchase agreements to repurchase an aggregate of 800,000 of the Company’s ordinary shares at a price of $70.00 per share from three of its executives and certain trusts and a corporation affiliated with the executives. The aggregate purchase price of $56.0 million was payable through promissory notes to the selling shareholders. The annual interest rate on the promissory notes was fixed at 3.5%, and the notes were repayable in three equal installments on December 31, 2010, December 1, 2011 and December 1, 2012. On December 1, 2012, the Company fully repaid the outstanding amount of $19.3 million under the promissory notes, inclusive of accrued interest, relating to the share repurchase.

10.	SHARE CAPITAL

As at December 31, 2012 and 2011, the authorized share capital was 156,000,000 ordinary shares and non-voting convertible ordinary shares, each par value $1.00 per share. The following tables are a summary of changes in ordinary shares and non-voting convertible ordinary shares issued and outstanding:

Issued and fully paid ordinary shares of par value $1.00 each:

	2012	2011
Balance, beginning of year	$13,665	$12,940
Issue of shares	43	674
Share awards granted/vested	44	51

Balance, end of year	$13,752	$13,665

Issued and fully paid Series A non-voting convertible ordinary shares of par value $1.00 each:

	2012	2011
Balance, beginning and end of year	$2,973	$2,973

Issued and fully paid Series B, C and D non-voting convertible ordinary shares of par value $1.00 each:

	2012	2011
Balance, beginning of year	$2,726	$—
Preferred shares converted	—	750
Issue of shares	—	1,976

Balance, end of year	$2,726	$2,726

Investment by Affiliates of Goldman Sachs in 2011

On April 20, 2011, the Company entered into an Investment Agreement (the “Investment Agreement”) with GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (collectively, the “Purchasers”), each of which is an affiliate of

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goldman, Sachs & Co. Under the Investment Agreement, the Company agreed to issue and sell, and the Purchasers agreed to purchase, at three different closings that occurred during 2011, securities representing 19.9% of the Company’s outstanding share capital pro forma for all the issuances, with the right to acquire an additional 2.0% on a fully diluted basis pro forma for all the issuances through the exercise of warrants as described below, although the Purchasers’ voting interest in the Company purchased pursuant to the Investment Agreement is less than 4.9%.

The first closing occurred on April 20, 2011 and involved an issuance of 531,345 voting ordinary shares (“Voting Common Shares”) and 749,869 newly created Series A convertible non-voting preference shares. The Series A convertible non-voting preference shares were automatically converted into 749,869 non-voting ordinary shares (“Non-Voting Common Shares”) upon the receipt of the approval of the Company’s shareholders at the Annual General Meeting on June 28, 2011. At the first closing, the Company also issued to the Purchasers warrants to acquire Series A convertible non-voting preferred shares, which automatically converted to the right to acquire 340,820 Non-Voting Common Shares upon receipt of shareholder approval, for an exercise price of $115.00 per share, subject to certain adjustments. The warrants expire on April 20, 2021. The second and third closings occurred simultaneously on December 22, 2011 and involved an aggregate issuance of 134,184 Voting Common Shares and 1,975,768 Non-Voting Common Shares. All Voting and Non-Voting Common Shares sold to the Purchasers were at a purchase price of $86.00 per share. The total investment made by the Purchasers for the purchase of the Voting Common Shares, the Non-Voting Common Shares and the warrants was approximately $291.6 million. The Company has accounted for the Purchaser’s investment under the Investment Agreement as equity under the applicable U.S. GAAP.

Following all three closings, the Purchasers total investment and shares/warrants owned were as follows:

Aggregate Purchase Price	Voting Common Shares	Series C Non-Voting Common Shares	Warrant Shares (exercisable for Series C Non-Voting Common Shares)
$291,600	665,529	2,725,637	340,820

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EMPLOYEE BENEFITS

Summary

Components of salaries and benefits are summarized as follows:

	2012	2011	2010
Salaries and benefits	$63,438	$55,642	$50,978
Defined contribution pension plan expense	4,491	4,864	3,477
2006 equity plan	2,894	2,662	1,500
Annual incentive plan	29,650	26,678	30,722

Total salaries and benefits	$100,473	$89,846	$86,677

Employee share plans

Employee share awards are summarized as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	203,930	$20,026	153,930	$13,019	1,636	$102
Granted	5,633	472	71,621	5,957	238,465	16,214
Vested	(48,919)	4,736	(21,621)	1,907	(86,171)	5,829

Nonvested — December 31	160,644	$17,989	203,930	$20,026	153,930	$13,019

2006-2010 Annual Incentive Compensation Program, 2011-2015 Annual Incentive Compensation Program and 2006 Equity Incentive Plan

For the years ended December 31, 2012, 2011 and 2010, 191, 16,328 and 78,664 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan. The total value of the awards for the year ended December 31, 2012 was $0.1 million and was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “2011 Program”) accrual established for the year ended December 31, 2011. For the years ended December 31, 2011 and 2010, the total value of the awards was $1.5 million and $5.4 million, respectively, and was charged against the Enstar Group Limited 2006-2010 Annual Incentive Compensation Program (“2006 Program”) accruals established for the years ended December 31, 2011 and 2010, respectively. The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the 2011 Program.

In addition, for the years ended December 31, 2012 and 2011, nil and 50,000 restricted shares, respectively, were awarded under the 2006 Equity Incentive Plan. The total unrecognized compensation cost related to the Company’s non-vested share awards as at December 31, 2012 and 2011 was $7.6 million and $10.4 million, respectively. This cost is expected to be recognized evenly over the next 2.8 years. Compensation costs of $2.8 million, $2.7 million and $1.5 million relating to share awards were recognized in the Company’s statement of earnings for the years ended December 31, 2012, 2011 and 2010.

The accrued expense relating to the 2011 Program for the year ended December 31, 2012 was $29.6 million as compared to $26.7 million and $30.7 million, respectively, for the years ended December 31, 2011 and 2010 for the 2006 Program.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Enstar Group Limited Employee Share Purchase Plan

As at December 31, 2012, 2011 and 2010, 5,442, 5,208 and 5,871 shares have been issued to employees under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan. Compensation costs of less than $0.1 million relating to the shares issued have been recognized in the Company’s statement of earnings for the years ended December 31, 2012, 2011 and 2010.

Options

	Number of Shares	Weighted Average Exercise Price	Instrinsic Value of Shares
Outstanding — January 1, 2012	98,075	$40.78	$5,631
Exercised	(98,075)	40.78	5,788

Outstanding — December 31, 2012	—	$—	$—

Deferred Compensation and Stock Plan for Non-Employee Directors

For the years ended December 31, 2012, 2011 and 2010, 3,029, 4,193 and 6,463 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”). The Company recorded expenses related to the restricted share units for the years ended December 31, 2012, 2011 and 2010 of $0.3 million, $0.4 million and $0.5 million, respectively.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except as disclosed below, are structured as defined contribution plans. Pension expense for the years ended December 31, 2012, 2011 and 2010 was $4.5 million, $4.9 million and $3.5 million, respectively.

The Company acquired, as part of the acquisition of PWAC, a noncontributory defined benefit pension plan (the “PWAC Plan”) that covers substantially all PWAC employees hired before April 1, 2003 and provides pension and certain death benefits. Effective April 1, 2004, PWAC froze the PWAC Plan. During 2012, an actuarial review was performed of the PWAC Plan, which determined that the PWAC Plan’s unfunded liability, as at December 31, 2012, was $13.9 million as compared to $12.4 million as at December 31, 2011. As at December 31, 2012, PWAC had an accrued liability of $13.9 million for the unfunded PWAC Plan liability.

The Company recorded pension expense relating to the PWAC Plan, for the years ended December 31, 2012 and 2011 and for the period from the date of acquisition to December 31, 2010, of $0.8 million, $0.6 million and $0.6 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Basic earnings per share:
Net earnings attributable to Enstar Group Limited	$168,017	$153,693	$174,086
Weighted average shares outstanding — basic	16,441,461	13,930,221	13,489,221

Earnings per share attributable to Enstar Group Limited — basic	$10.22	$11.03	$12.91

Diluted earnings per share:
Net earnings attributable to Enstar Group Limited	$168,017	$153,693	$174,086
Weighted average shares outstanding — basic	16,441,461	13,930,221	13,489,221
Share equivalents:
Unvested shares	162,454	196,670	125,733
Restricted share units	19,478	69,723	16,423
Options	14,628	15,826	119,879

Weighted average shares outstanding — diluted	16,638,021	14,212,440	13,751,256

Earnings per share attributable to Enstar Group Limited — diluted	$10.10	$10.81	$12.66

13.	RELATED PARTY TRANSACTIONS

Following several private transactions occurring from May 2012 to July 2012, Trident V, L.P. and certain of its affiliates (“Trident”) acquired approximately 9.7% of the Company’s ordinary shares. The Company has investments in two funds affiliated with entities owned by Trident. As of December 31, 2012, the fair value of the investments in the two funds was $58.9 million.

The Company has entered into certain transactions with companies and partnerships that are affiliated with J. Christopher Flowers. Since May 2012, when he ceased to be one of the Company’s largest shareholders, Mr. Flowers is no longer a related party of the Company. Mr. Flowers was a member of the Company’s Board of Directors until May 2011.

As at December 31, 2012, investments associated with Mr. Flowers accounted for 66.0% of the total unfunded capital commitments of the Company and 27.1% of the total amount of investments classified as other investments by the Company. The below table summarizes the Company’s investments with entities affiliated with Mr. Flowers.

	December 31, 2012 Unfunded Commitment	December 31, 2011 Unfunded Commitment	December 31, 2012 Fair Value	December 31, 2011 Fair Value
J.C. Flowers II L.P.	$2,218	$2,220	$25,693	$22,458
J.C. Flowers III L.P.	55,627	69,247	42,683	35,780
JCF III Co-invest L.P.	—	—	23,504	23,334
New NIB Partners L.P.	—	—	20,616	20,521
Varadero International Ltd.	—	—	—	24,395

Total	$57,845	$71,467	$112,496	$126,488

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and December 31, 2011, the Company included $187.4 million and $221.8 million, respectively, as part of noncontrolling interest on its balance sheet relating to five companies acquired in 2008 in which J.C. Flowers II L.P., a private investment fund, co-invested.

On January 1, 2012, S2008 transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of a reinsurance to close transaction. Following the transfer, the existing noncontrolling interest held by JCF FPK I L.P. and J.C. Flowers II L.P. ceased, resulting in the Company now providing 100% of the underwriting capacity for S2008. The Company paid JCF FPK I L.P. and J.C. Flowers II L.P. $24.6 million in settlement of their accumulated noncontrolling interest balances. As at December 31, 2012, $1.1 million remained outstanding and was included in the Company’s balance sheet as part of accounts payable and accrued liabilities; the amount was settled on January 9, 2013.

On December 30, 2012, Varadero International Limited (“Varadero”) acquired from an entity affiliated with Mr. Flowers all of that entity’s interest in Varadero. As of the date of the sale, Varadero was no longer affiliated with Mr. Flowers.

The Company earned management fees for advisory services provided to J.C. Flowers II L.P. for the years ended December 31, 2012, 2011 and 2010 of $0.5 million, $0.5 million and $0.3 million.

14.    TAXATION

Earnings before income taxes includes the following components:

	2012	2011	2010
Domestic (Bermuda)	$30,839	$44,983	$47,002
Foreign	204,970	188,759	255,861

Total	$235,809	$233,742	$302,863

Tax expense (benefit) for income taxes is comprised of:

	2012	2011	2010
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	34,704	28,924	57,443

	34,704	28,924	57,443

Deferred:
Domestic (Bermuda)	—	—	—
Foreign	9,586	(3,640)	29,689

	9,586	(3,640)	29,689

Total tax expense	$44,290	$25,284	$87,132

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2012	2011	2010
Earnings before income tax	$235,809	$233,742	$302,863

Expected tax rate	—%	—%	—%
Foreign taxes at local expected rates	20.8%	19.2%	24.8%
Change in uncertain tax positions	0.1%	—%	—%
Benefit of loss carryovers	—%	—%	(1.3)%
Change in valuation allowance	(3.0)%	(8.4)%	(4.4)%
Impact of Australian tax consolidation	—%	0.8%	10.0%
Other	0.9%	(0.8)%	(0.3)%

Effective tax rate	18.8%	10.8%	28.8%

In 2010, in order to mitigate the tax impacts of inter-group transactions, the board of directors of the Company’s Australian subsidiaries elected to form a consolidated tax group. The impact of this tax consolidation resulted in the resetting of the cost basis of certain assets of our Australian subsidiaries which resulted in an additional tax liability of approximately $30.3 million.

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the table below:

	As of December 31,
	2012	2011
Deferred tax assets
Benefit of losses, deductions, and other carryforwards	$162,389	$182,975
Claims reserves, principally due to discounting for tax	27,195	35,314
Allowance for doubtful accounts receivable	16,703	12,725
Investments	7,552	7,914

	213,839	238,928

Deferred tax liabilities
Investments	(11,999)	(4,290)

Net deferred tax asset before valuation allowance	201,840	234,638
Valuation allowance	(202,365)	(224,750)

Net deferred tax (liability) asset	$(525)	$9,888

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and 2011, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $346.9 million and $382.8 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit.

As of December 31, 2012 and 2011, U.S. subsidiaries had deductible losses for tax purposes of approximately $234.5 million and $221.9 million, respectively. Under U.S. tax law, these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $5.8 million, $5.6 million and $5.6 million relating to uncertain tax positions as of December 31, 2012, 2011 and 2010, respectively.

During the years ended December 31, 2012, 2011 and 2010, there were certain reductions to unrecognized tax benefits due to the expiration of statutes of limitations of $nil, $0.1 million and $0.3 million, respectively, which were included in net earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance, beginning of year	$5,621	$5,566	$5,727
Gross increases — tax positions related to prior years	221	161	113
Gross decreases — tax positions related to prior years	(12)	—	—
Lapse of statute of limitations	(9)	(106)	(274)

Balance, end of year	$5,821	$5,621	$5,566

Included in the balances for each of the years ended December 31, 2012, 2011 and 2010 was $4.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

It is reasonably possible that the amount of unrecognized tax benefits with respect to certain of the unrecognized tax positions could decrease by up to approximately $3.7 million within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $nil, $0.1 million and $0.1 million, respectively. The Company had approximately $1.5 million, $1.2 million and $1.0 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2012, 2011 and 2010, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2006, 2009 and 2006, respectively.

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

15.    RETAINED EARNINGS AND STATUTORY RESTRICTIONS

Restrictions on the Payment of Dividends

The Company’s ability to pay dividends to its shareholders is dependent upon the ability of its insurance and reinsurance subsidiaries to distribute capital and pay dividends to it. The Company’s insurance and reinsurance subsidiaries are subject to certain regulatory restrictions on the distribution of capital and payment of dividends in the jurisdictions in which they operate as more fully described below. The restrictions are generally based on net income or levels of capital and surplus as determined in accordance with the relevant statutory accounting practices. Failure of these subsidiaries to meet their applicable regulatory requirements could result in restrictions on any distributions of capital or retained earnings and/or stricter regulatory oversight of the subsidiaries. In addition, the Company’s ability to pay dividends and make other forms of distributions is further limited by repayment obligations in the Company’s outstanding loan facility agreements.

As at December 31, 2012, the amount of consolidated retained earnings of the Company that was free of restrictions and therefore potentially available to be distributed to the Company’s ordinary shareholders was $972.9 million (2011: $689.0 million). This amount is held primarily within our insurance and reinsurance subsidiaries and represents retained earnings held in those companies in excess of their minimum regulatory requirements. Although these amounts are in excess of statutory minimums, regulators may nonetheless further restrict distributions, and therefore actual amounts available for distribution to shareholders are likely to be significantly less. In addition, the Company does not intend to pay dividends on its ordinary shares, as it intends instead to reinvest any distributions from its subsidiaries back into the Company, primarily as a means to fund future acquisitions.

Statutory Restrictions

The Company’s insurance and reinsurance subsidiaries prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable local regulatory authority. The statutory financial statements may vary materially from statements prepared in accordance with U.S. GAAP.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The statutory capital and surplus amounts for the years ended December 31, 2012 and 2011 and statutory net income (loss) amounts for the years ended December 31, 2012, 2011 and 2010 for the Company’s insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Europe are as follows:

	Statutory Capital and Surplus
	Minimum Required		Actual		Statutory Income (Loss)
	2012	2011	2012	2011	2012	2011	2010
Bermuda	$92,606	$131,161	$627,335	$668,480	$98,247	$80,022	$67,583
U.K.	$80,324	$84,495	$506,459	$561,562	$64,015	$114,403	$129,099
Australia	$82,007	$93,019	$94,042	$138,199	$4,651	$13,979	$10,791
U.S.	$102,114	$128,162	$498,720	$490,745	$(2,145)	$(8,234)	$5,751
Europe	$38,642	$32,956	$173,974	$175,290	$7,578	$22,356	$5,686

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the United Kingdom, Australia, the United States and Europe. Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.

Bermuda

The Company’s Bermuda-based insurance and reinsurance subsidiaries are registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act requires that the Company’s Bermuda-based insurance and reinsurance subsidiaries maintain certain solvency and liquidity standards. These are determined as a percentage of either net reserves for losses and loss expenses or premiums and, for some of our subsidiaries, pursuant to a risk-based capital measure.

Each of the Company’s regulated Bermuda insurance and reinsurance subsidiaries would be prohibited from declaring or paying any dividends if it is in breach of its minimum solvency margin (which is a function of outstanding losses) or liquidity ratio (which is a function of relevant assets) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of the Company’s regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the prior approval of the Bermuda regulator, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements.

As of December 31, 2012 and 2011, all of the Company’s Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $534.7 million as of December 31, 2012 (2011: $537.3 million) and exceeded minimum liquidity requirements by $369.4 million as of December 31, 2012 (2011: $433.7 million).

United Kingdom

The Company’s U.K. based insurance subsidiaries are regulated by the U.K. Financial Services Authority (the “FSA”) and are required to maintain adequate financial resources, the rules for which are set out in the General Prudential Sourcebook (“GENPRU”) and the Prudential Sourcebook for Insurers (“INSPRU”) of the FSA’s Handbook of Rules and Guidance.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Through its rules, the FSA sets minimum capital resources requirements for its regulated insurance companies. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2012 and 2011, all of the Company’s U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements (or received a waiver from the FSA from the requirement to remedy any shortfall) and complied with the relevant provisions of GENPRU and INSPRU. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $426.1 million and $477.1 million as of December 31, 2012 and 2011, respectively.

In addition, the FSA’s Individual Capital Adequacy Standards (“ICAS”) framework requires insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment (“ICA”) amount, which is the company’s internal calculation of its capital requirements under the ICAS framework. The basis for this calculation is prescribed in GENPRU and is intended to ensure a company holds sufficient capital such that there is no material risk that its liabilities cannot be met as they fall due. In 2009, the European Parliament approved the Solvency II framework directive. Solvency II was due to take effect January 1, 2014, but is now expected to be delayed until January 2016. Solvency II will set out new, strengthened EU-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of EU insurers.

The FSA’s rules require the Company’s U.K. insurance subsidiaries to obtain FSA approval for any proposed or actual payment of a dividend. The FSA uses the ICA and the estimated capital requirement for Solvency II purposes when assessing requests to make distributions and therefore dividends approved by the FSA will often significantly differ from any surplus capital above the entity’s minimum capital resources requirements.

Lloyd’s

The Company participates in the Lloyd’s market through its interest in S2008. The Company’s Lloyd’s operations are subject to regulation by the FSA and compliance with the Lloyd’s Act(s) and Byelaws. In order to achieve finality and to release their capital (known as Funds at Lloyd’s), Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by S2008. The Lloyd’s market is currently in the Solvency II internal model application process under Lloyd’s supervision. Shelbourne will therefore be required to meet Solvency II standards when they come into effect. The Company’s total capital commitment to S2008 required to be in place by February 28, 2013 was £71.7 million (approximately $116.5 million). The capital commitment was financed from available cash on hand.

Australia

The Company’s Australian insurance subsidiary is regulated and subject to prudential supervision by the Australian Prudential Regulation Authority (“APRA”). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements to enable its insurance obligations to be met under a wide range of circumstances. This requires authorized insurers to hold eligible capital in excess of the minimum capital requirement, which may be determined using the Standard method or an internal model based method. The Company’s Australian insurance subsidiary has adopted the Standard method. An insurer must obtain APRA’s written consent prior to making any planned reductions in its capital, including any payment of dividends. The Company’s insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend.

As of December 31, 2012 and 2011, the Company’s Australian-based insurance subsidiary exceeded the required 99.5% level of sufficiency by $12.0 million and $45.2 million, respectively.

United States

The Company’s U.S. insurance and reinsurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, licensed and/or approved to conduct business. These laws restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states or states in which any of the insurance or reinsurance subsidiaries are domiciled. Generally, prior regulatory approval must be obtained before an insurer may pay a dividend or make a distribution above a specified level.

The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on a statutory basis prescribed or permitted by such authorities. Statutory accounting principles differ from U.S. GAAP in the treatment of various items, including treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. For the Company’s U.S. insurance and reinsurance subsidiaries, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by the NAIC. The U.S. insurance and reinsurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules.

As of December 31, 2012 and 2011, all of the Company’s U.S. insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital, with the exception of one subsidiary that was acquired whilst under supervision. On an aggregate basis, the U.S.-based insurance and reinsurance subsidiaries (excluding the subsidiary under supervision) exceeded their minimum levels of risk-based capital as of December 31, 2012 and 2011 by $407.2 million and $374.9 million, respectively; the subsidiary under regulatory supervision was below its minimum required risk-based capital level by approximately $10.6 million as of December 31, 2012 (2011: $12.3 million). As a consequence of being under regulatory supervision, the subsidiary’s regulator must approve any and all disbursements, new contracts or agreements. The Company does not believe this subsidiary’s non-compliance presents material risk to the Company’s operations or financial condition.

Europe

The Company’s Swiss insurance subsidiary is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations (“SST”) as stipulated by the Insurance Supervisory Act. As of December 31, 2012 and 2011, this subsidiary exceeded the Solvency I requirements by $103.9 million (2011: $107.7 million) and exceeded the SST requirements by $44.9 million (2011: $32.6 million).The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.

In addition to Switzerland, the Company has insurance and reinsurance subsidiaries located in Belgium, Denmark, Ireland and Sweden. Each insurance and reinsurance subsidiary is subject to the relevant statutory

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulations, provisions and laws in its respective country that require it to maintain certain measures of solvency and restrict dividend payments. As of December 31, 2012 and 2011, the Company’s subsidiaries located in Belgium, Denmark, Ireland and Sweden exceeded their required levels of solvency. These companies, in aggregate, exceeded minimum solvency requirements by $31.5 million and $34.6 million as of December 31, 2012 and 2011, respectively.

Restricted net assets of consolidated subsidiaries

As at December 31, 2012, the total amount of net assets of the Company’s consolidated subsidiaries that were restricted was $617.2 million (2011: $767.1 million).

16.    COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company’s portfolio of cash and fixed maturities is managed pursuant to guidelines that follow what it believes are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers, and as a result the Company does not believe that there are any significant concentrations of credit risk associated with its portfolio of cash and fixed maturities.

The Company’s portfolio of other investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Company manages and monitors risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its other investments.

The Company’s investments are held by 21 different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls over their investment processes that are certified annually. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $1.8 billion and $2.1 billion as of December 31, 2012 and 2011, respectively.

Leases

The Company leases office space under operating leases expiring in various years through 2018. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of December 31, 2012:

2013	$4,766
2014	4,209
2015	3,453
2016	2,218
2017	399
2018	309

$15,354

Rent expense for the years ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.0 million and $2.9 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments for the years ended December 31, 2012 and 2011:

		December 31, 2012		December 31, 2011
	Original Commitment	Commitment		Commitment
		Funded	Unfunded	Funded	Unfunded
J.C. Flowers II L.P.	$100,000	$97,782	$2,218	$97,780	$2,220
J.C. Flowers III L.P.	100,000	44,372	55,627	30,753	69,247
Other	51,000	21,254	29,746	9,932	6,068

	$251,000	$163,408	$87,591	$138,465	$77,535

Guarantees

As at December 31, 2012 and 2011, the Company had, in total, parental guarantees supporting Fitzwilliam’s obligations in the amount of $213.3 million and $219.9 million, respectively.

Acquisitions

The Company has entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which is expected to close in the second quarter of 2013; (ii) the American Physicians Assurance Corporation assignment and assumption agreement, which is expected to close in the second quarter of 2013; and (iii) the purchase of the HSBC Insurance Companies, which is expected to close by the end of the first quarter of 2013. The HSBC agreement is described in Note 2 – “Acquisitions,” and the Reciprocal of America and American Physicians Assurance Corporation agreements are described in Note 3 – “Significant New Business.”

Legal Proceedings

In connection with the Company’s acquisition of SeaBright, two purported class action lawsuits were filed against SeaBright, the members of its board of directors, AML Acquisition, and, in one of the cases, the Company. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits allege, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and the Company or its merger subsidiary aided and abetted the alleged breaches of fiduciary duties. In the suits, plaintiffs sought to enjoin defendants from taking any action to consummate the transactions contemplated by the Merger Agreement, as well as monetary damages, including attorneys’ fees and expenses. The Company believes these suits are without merit. Nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, the Company, SeaBright and the SeaBright director defendants agreed in principle to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement required SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement did not change the amount of the consideration that the Company paid to SeaBright’s stockholders in any way, nor did it alter any deal terms. The settlement is subject to execution and delivery of definitive documentation, approval by the Washington court of the settlement and approval by the Delaware court of the dismissal of the Delaware suit. If the settlement becomes effective, both lawsuits will be dismissed.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on its business, results of operations or financial condition. Nevertheless, the Company cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on its business, financial condition or results of operations. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental claims. There can be no assurance that any such future litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA

	2012 Quarters Ended
	December 31	September 30	June 30	March 31
Consulting fees	$2,657	$1,944	$1,775	$2,194
Net investment income	16,765	19,658	20,894	20,443
Net realized and unrealized gains	18,259	28,280	1,691	25,382

	37,681	49,882	24,360	48,019

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(101,706)	(58,506)	(58,417)	(3,298)
Reduction in provisions for bad debt	(329)	—	(527)	(2,255)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(2,206)	(12,579)	(11,661)	(12,852)
Amortization of fair value adjustments	4,207	8,538	2,240	7,587

	(100,034)	(62,547)	(68,365)	(10,818)
Salaries and benefits	30,505	25,138	24,379	20,451
General and administrative expenses	13,169	14,409	14,156	14,858
Interest expense	2,540	1,713	2,062	2,111
Net foreign exchange (gains) losses	(2,212)	977	(627)	2,268

	(56,032)	(20,310)	(28,395)	28,870

EARNINGS BEFORE INCOME TAXES	93,713	70,192	52,755	19,149
INCOME TAXES	(13,943)	(14,700)	(11,905)	(3,742)

NET EARNINGS	79,770	55,492	40,850	15,407
Less: Net earnings attributable to noncontrolling interest	(9,864)	(7,776)	(129)	(5,733)

NET EARNINGS ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$69,906	$47,716	$40,721	$9,674

EARNINGS PER SHARE — BASIC:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$4.25	$2.90	$2.48	$0.59

EARNINGS PER SHARE — DILUTED:
Net earnings attributable to Enstar Group Limited ordinary shareholders	$4.22	$2.86	$2.44	$0.58

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011 Quarters Ended
	December 31	September 30	June 30	March 31
Consulting fees	$10,154	$1,623	$2,045	$4,036
Net investment income	15,571	18,498	19,059	15,548
Net realized and unrealized gains (losses)	2,231	(8,512)	9,133	6,362
Gain on bargain purchase	—	—	—	13,105

	27,956	11,609	30,237	39,051

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(177,308)	(42,467)	(27,829)	(2,612)
Reduction in provisions for bad debt	(38,751)	(2,399)	(1,672)	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(7,669)	(14,113)	(11,783)	(11,537)
Amortization of fair value adjustments	16,782	8,865	6,969	10,077

	(206,946)	(50,114)	(34,315)	(4,072)
Salaries and benefits	41,818	20,923	16,723	10,382
General and administrative expenses	5,090	20,759	28,211	17,750
Interest expense	2,431	2,435	1,697	1,966
Net foreign exchange (gains) losses	(15)	(8,878)	1,932	7,334

	(157,622)	(14,875)	14,248	33,360

EARNINGS BEFORE INCOME TAXES	185,578	26,484	15,989	5,691
Income taxes	(19,256)	(4,436)	(975)	(617)

NET EARNINGS	166,322	22,048	15,014	5,074
Less: Net earnings attributable to noncontrolling interest	(37,571)	(9,984)	(5,639)	(1,571)

NET EARNINGS ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$128,751	$12,064	$9,375	$3,503

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$8.89	$0.85	$0.67	$0.27

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$8.71	$0.83	$0.66	$0.26

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	CONDENSED UNAUDITED QUARTERLY FINANCIAL DATA — (Continued)

	2010 Quarters Ended
	December 31	September 30	June 30	March 31
Consulting fees	$3,268	$2,119	$3,500	$14,128
Net investment income	23,175	18,377	21,385	18,324
Net realized and unrealized gains (losses)	11,974	12,423	(2,614)	9,999

	38,417	32,919	22,271	42,451

Net reduction in ultimate loss and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(220,129)	(20,890)	(35,104)	(1,942)
Reduction in provisions for bad debt	(35,145)	(1,304)	(7,768)	(5,339)
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(8,819)	(10,171)	(11,696)	(8,965)
Amortization of fair value adjustments	30,336	6,250	12,202	6,650

	(233,757)	(26,115)	(42,366)	(9,596)
Salaries and benefits	39,221	18,012	14,254	15,190
General and administrative expenses	19,728	13,185	15,801	10,487
Interest expense	2,093	2,961	2,805	2,394
Net foreign exchange (gains) losses	(1,785)	(586)	(5,615)	7,588

	(174,500)	7,457	(15,121)	26,063

EARNINGS BEFORE INCOME TAXES AND SHARE OF NET EARNINGS OF EQUITY METHOD INVESTEE	212,917	25,462	37,392	16,388
Income taxes	(64,116)	(979)	(16,115)	(5,922)
Share of net earnings of equity method investee	—	1,351	2,203	7,150

NET EARNINGS	148,801	25,834	23,480	17,616
Less: Net earnings attributable to noncontrolling interest	(24,509)	(4,391)	(11,050)	(1,695)

NET EARNINGS ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$124,292	$21,443	$12,430	$15,921

EARNINGS PER SHARE — BASIC
Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.61	$1.56	$0.91	$1.17

EARNINGS PER SHARE — DILUTED
Net earnings attributable to Enstar Group Limited ordinary shareholders	$9.37	$1.53	$0.89	$1.15

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

As of December 31, 2012 and 2011

	2012	2011
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$180,810	$171,322
Balances due from subsidiaries	308,364	116,368
Investments in subsidiaries	1,346,064	1,273,174
Goodwill	21,222	21,222
Accounts receivable and other assets	294	296

TOTAL ASSETS	$1,856,754	$1,582,382

LIABILITIES
Accounts payable and accrued liabilities	$3,757	$7,512
Loans payable	138	82,814
Balances due to subsidiaries	299,104	105,990

TOTAL LIABILITIES	302,999	196,316

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2012: 156,000,000; 2011: 156,000,000)
Ordinary shares (Issued 2012: 13,752,172; 2011: 13,665,051)	13,752	13,665
Non-voting convertible ordinary shares:
Series A (issued 2012: 2,972,892; 2011: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2012: 2,725,637; 2011: 2,725,637)	2,726	2,726
Treasury stock at cost (Series A non-voting convertible ordinary shares 2012: 2,972,892; 2011: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	958,571	956,329
Accumulated other comprehensive income	24,439	27,096
Retained earnings	972,853	804,836

TOTAL SHAREHOLDERS’ EQUITY	1,553,755	1,386,066

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,856,754	$1,582,382

See accompanying report of independent registered public accounting firm

ENSTAR GROUP LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF EARNINGS – PARENT COMPANY ONLY

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands of U.S. dollars)
INCOME
Net investment income	$8,365	$3,928	$3,528
Dividend income from subsidiaries	92,450	18,900	8,872

	100,815	22,828	12,400

EXPENSES
Salaries and benefits	1,179	2,738	1,985
General and administrative expenses	3,816	17,566	11,028
Interest expense	11,505	9,813	8,182
Foreign exchange losses (gains)	942	(29)	17

	17,442	30,088	21,212

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	83,373	(7,260)	(8,812)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	84,644	160,953	182,898

NET EARNINGS	$168,017	$153,693	$174,086

See accompanying report of independent registered public accounting firm

ENSTAR GROUP LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows used in operating activities	$(26,926)	$(142,600)	$(92,038)

INVESTING ACTIVITIES:
Return of capital, net	100,516	18,838	8,407

FINANCING ACTIVITIES:
Repayment of loans	(64,102)	(185,442)	(19,206)
Receipt of loans	—	167,650	115,000
Proceeds from issuance of ordinary shares	—	287,377	424

Net cash flows (used in) provided by financing activities	(64,102)	269,585	96,218

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,488	145,824	12,587
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	171,322	25,498	12,911

CASH AND CASH EQUIVALENTS, END OF YEAR	$180,810	$171,322	$25,498

See accompanying report of independent registered public accounting firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited Enstar Group Limited’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enstar Group Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Enstar Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Limited

Hamilton, Bermuda

February 28, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management was responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Based upon that assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 167.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the year ended December 31, 2012. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the definitive proxy statement for our 2013 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement for our 2013 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the definitive proxy statement for our 2013 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the definitive proxy statement for our 2013 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the definitive proxy statement for our 2013 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2012 pursuant to Regulation 14A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2013.

ENSTAR GROUP LIMITED

By:	/s/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2013.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ RICHARD J. HARRIS Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	Executive Vice President and Director

/s/ T. WHIT ARMSTRONG T. Whit Armstrong	Director

/s/ CHARLES T. AKRE, JR. Charles T. Akre, Jr.	Director

/s/ KENNETH J. LESTRANGE Kenneth J. LeStrange	Director

/s/ SUMIT RAJPAL Sumit Rajpal	Director

Exhibit Index

Exhibit No.	Description

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

2.3¿

Stock Purchase Agreement among Clarendon Insurance Group, Inc., Hannover Finance, Inc. and Clarendon Holdings, Inc. and the Company, dated as of December 21, 2010 (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed on August 2, 2012).

2.4¿

Agreement and Plan of Merger, dated as of August 27, 2012, among Enstar Group Limited, AML Acquisition, Corp. and SeaBright Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 28, 2012).

2.5¿

Stock Purchase Agreement, dated September 6, 2012, among Household Insurance Group Holding Company, Pavonia Holdings (US), Inc. and Enstar Group Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on November 8, 2012).

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

10.4+

Employment Agreement, effective May 1, 2007, by and between the Company and Paul J. O’Shea, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 25, 2012 (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 4, 2012).

10.5+

Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Nicholas A. Packer, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 25, 2012 (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 4, 2012).

10.6+

Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Richard J. Harris, as amended by Letter Agreement, effective January 1, 2011, and Letter Agreement, dated April 19, 2012 (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on May 4, 2012).

10.7+

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

Exhibit No.	Description
10.8+

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

10.9+	Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007).
10.10+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2008).
10.11+

Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007).

10.12+

The Enstar Group, Inc. 1997 Amended Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Enstar Group, Inc.’s Form 10-Q filed on August 14, 2001), as amended by the Amendment to the 1997 Omnibus Inventive Plan (incorporated by reference to Annex A to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc. filed on April 22, 2003).

10.13+

The Enstar Group, Inc. 2001 Outside Directors’ Stock Option Plan (incorporated by reference to Annex B to the Proxy Statement for the Annual Meeting of Shareholders of The Enstar Group, Inc. filed on May 8, 2001).

10.14+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2009).
10.15+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 7, 2011).
10.16+

Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Dominic F. Silvester and R&H Trust Co. (NZ) Limited, as trustee of the Left Trust (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 1, 2010).

10.17+

Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Paul J. O’Shea and R&H Trust Co. (BVI) Limited, as trustee of the Elbow Trust (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 1, 2010).

10.18+

Share Repurchase Agreement, dated as of October 1, 2010, by and among Enstar Group Limited, Nicholas A. Packer and Hove Investments Holding Limited (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 1, 2010).

10.19+

Separation Agreement and General Release, dated as of August 20, 2010, by and among Enstar Group Limited, Enstar (US), Inc. and John J. Oros (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 5, 2010).

10.20

Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 21, 2011).

10.21	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
10.22

Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 21, 2011).

10.23

Facilities Agreement, dated as of December 29, 2010, by and among Enstar Group Limited, certain of its subsidiaries, Barclays Corporate and Barclays Bank PLC (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed on March 7, 2011).

10.24	Term Facility Agreement dated March 4, 2011 between Clarendon Holdings, Inc. and National Bank Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2011).

Exhibit No.	Description
10.25

Revolving Credit Facility Agreement dated June 14, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 5, 2011).

10.26

Amendment Letter, dated July 25, 2012, to Revolving Credit Facility Agreement dated June 14, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2012).

10.27*

Term Facility Agreement dated December 21, 2012 among SeaBright Holdings, Inc. (as successor by merger to AML Acquisition, Corp.) and certain of its subsidiaries, National Australia Bank Limited and Barclays Bank PLC as Mandated Lead Arrangers, and National Australia Bank Limited as Agent and Security Agent.

21.1*	List of Subsidiaries.
23.1*	Consent of KPMG Audit Limited.
23.2*	Consent of Deloitte & Touche Ltd.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	filed herewith
**	furnished herewith
+	denotes management contract or compensatory arrangement
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request