Form 10-Q
period 2013-03-31
Enstar Group LTD
filed 2013-05-10
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

22 Queen Street

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

As of May 8, 2013, the registrant had outstanding 13,899,202 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$408,254	$319,111
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013 — $185,778; 2012 — $245,396)	190,110	251,121
Fixed maturities, trading, at fair value	4,091,509	2,253,210
Equities, trading, at fair value	131,394	114,588
Other investments, at fair value	432,034	414,845

Total investments	5,253,301	3,352,875
Cash and cash equivalents	640,356	654,890
Restricted cash and cash equivalents	346,719	299,965
Accrued interest receivable	43,941	22,932
Accounts receivable	35,430	15,399
Premiums receivable	81,080	—
Income taxes recoverable	4,388	11,302
Reinsurance balances recoverable	1,190,531	1,122,919
Funds held by reinsured companies	333,650	365,252
Goodwill	21,222	21,222
Other assets	93,308	15,487

TOTAL ASSETS	$8,043,926	$5,882,243

LIABILITIES
Losses and loss adjustment expenses	$4,154,920	$3,661,154
Policy benefits for life and annuity contracts	1,255,632	—
Unearned premium	81,935	—
Insurance and reinsurance balances payable	183,790	143,123
Accounts payable and accrued liabilities	83,562	73,258
Income taxes payable	27,978	23,023
Loans payable	346,970	107,430
Other liabilities	124,644	99,022

TOTAL LIABILITIES	6,259,431	4,107,010

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2013: 156,000,000; 2012: 156,000,000)
Ordinary shares (issued and outstanding 2013: 13,798,965; 2012: 13,752,172)	13,799	13,752
Non-voting convertible ordinary shares:
Series A (issued 2013: 2,972,892; 2012: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2013: 2,725,637; 2012: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2013:
2,972,892; 2012: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	959,503	958,571
Accumulated other comprehensive income	21,678	24,439
Retained earnings	984,812	972,853

Total Enstar Group Limited Shareholders’ Equity	1,563,932	1,553,755
Noncontrolling interest	220,563	221,478

TOTAL SHAREHOLDERS’ EQUITY	1,784,495	1,775,233

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,043,926	$5,882,243

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$30,920	$—
Consulting fees	2,447	2,194
Net investment income	17,963	20,443
Net realized and unrealized gains	30,120	25,382

	81,450	48,019

EXPENSES
Net increase (reduction) in ultimate loss and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	30,920	—
Reduction in estimates of net ultimate losses	(5,062)	(3,298)
Reduction in provisions for bad debt	—	(2,255)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,403)	(12,852)
Amortization of fair value adjustments	2,093	7,587

	11,548	(10,818)
Salaries and benefits	23,610	20,451
General and administrative expenses	17,946	14,858
Interest expense	2,435	2,111
Net foreign exchange losses	5,082	2,268

	60,621	28,870

EARNINGS BEFORE INCOME TAXES	20,829	19,149
INCOME TAXES	(7,844)	(3,742)

NET EARNINGS	12,985	15,407
Less: Net earnings attributable to noncontrolling interest	(1,026)	(5,733)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,959	$9,674

EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$0.72	$0.59

EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$0.72	$0.58

Weighted average ordinary shares outstanding — basic	16,514,193	16,427,595
Weighted average ordinary shares outstanding — diluted	16,676,056	16,671,710

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$12,985	$15,407

Other comprehensive income, net of tax:
Unrealized holding gains on investments arising during the period	28,381	27,355
Reclassification adjustment for net realized and unrealized gains included in net earnings	(30,120)	(25,382)

Unrealized (losses) gains arising during the period, net of reclassification adjustment	(1,739)	1,973
Currency translation adjustment	(1,223)	2,985

Total other comprehensive (loss) income	(2,962)	4,958

Comprehensive income	10,023	20,365
Less comprehensive income attributable to noncontrolling interest	(825)	(6,913)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$9,198	$13,452

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(expressed in thousands of U.S. dollars)

Share Capital — Ordinary Shares
Balance, beginning of period	$13,752	$13,665
Issue of shares	1	2
Share awards granted/vested	46	43

Balance, end of period	$13,799	$13,710

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$958,571	$956,329
Share awards granted/vested	—	364
Issue of shares, net	161	152
Amortization of equity incentive plan	771	659

Balance, end of period	$959,503	$957,504

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$24,439	$27,096
Foreign currency translation adjustments	(1,405)	1,837
Net movement in unrealized holding (losses) gains on investments	(1,356)	1,942

Balance, end of period	$21,678	$30,875

Retained Earnings
Balance, beginning of period	$972,853	$804,836
Net earnings attributable to Enstar Group Limited	11,959	9,674

Balance, end of period	$984,812	$814,510

Noncontrolling Interest
Balance, beginning of period	$221,478	$297,345
Return of capital	—	(28,132)
Dividends paid	(1,740)	(11,250)
Net earnings attributable to noncontrolling interest	1,026	5,733
Foreign currency translation adjustments	182	1,148
Net movement in unrealized holding (losses) gains on investments	(383)	32

Balance, end of period	$220,563	$264,876

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$12,985	$15,407
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Net realized and unrealized investment gains	(11,189)	(23,042)
Net realized and unrealized gains from other investments	(19,991)	(2,340)
Other items	1,473	1,653
Depreciation and amortization	254	317
Net amortization of bond premiums and discounts	8,513	8,915
Net movement of trading securities held on behalf of policyholders	1,646	5,261
Sales and maturities of trading securities	793,980	555,018
Purchases of trading securities	(790,179)	(607,978)
Changes in assets and liabilities:
Reinsurance balances recoverable	49,885	148,381
Other assets	83,091	43,322
Losses and loss adjustment expenses	(99,970)	(145,654)
Insurance and reinsurance balances payable	(2,073)	(33,831)
Accounts payable and accrued liabilities	(29,353)	(7,123)
Other liabilities	11,520	27,647

Net cash flows provided by (used in) operating activities	10,592	(14,047)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(283,960)	—
Sales and maturities of available-for-sale securities	59,631	90,276
Movement in restricted cash and cash equivalents	(46,754)	(72,856)
Funding of other investments	288	(42,021)
Other investing activities	120	(433)

Net cash flows used in investing activities	(270,675)	(25,034)

FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(1,740)	(11,250)
Receipt of loans	227,000	—

Net cash flows provided by (used in) financing activities	225,260	(11,250)

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	20,289	(7,328)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,534)	(57,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	654,890	850,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$640,356	$792,815

Supplemental Cash Flow Information
Net income taxes paid (recovered)	$3,291	$(159)
Interest paid	$1,608	$1,717

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and December 31, 2012

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. The results of operations for any interim period are not necessarily indicative of the results for a full year. Inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to the prior period reported amounts of investment income and net realized and unrealized gains and losses to conform to the current period presentation. These reclassifications had no impact on income or net earnings previously reported.

Significant New Accounting Policies

As a result of the acquisitions of SeaBright Holdings, Inc. (“SeaBright”) and five companies from a subsidiary of HSBC Holdings plc (the “Pavonia companies”), each described in Note 2 – “Acquisitions”, the Company has adopted certain new significant accounting policies during the three months ended March 31, 2013. Other than the policies described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(a)    Premium revenue recognition

Property and Casualty

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. Changes in reinsurance premium estimates are expected and may result in significant adjustments in future periods. These estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined.

Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

Certain contracts that the Company writes are retrospectively rated and additional premium would be due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and management judgment is involved with respect to the estimate of the amount of losses that the Company expects to be ceded. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES — (cont’d)

Life and annuity

The Pavonia companies, prior to going into run-off, wrote various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed life reinsurance, corporate owned life insurance and annuities. The Pavonia companies will continue to recognize premiums on term life and credit business.

Premiums from traditional life, credit and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life and credit policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such revenue to result in the recognition of profit over the life of the contracts.

Premiums from annuity contracts without life contingencies are reported as annuity deposits. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholders’ account balances. The Pavonia companies did not write any variable annuity reinsurance business.

(b)    Premiums Receivable

Property and Casualty

Premiums receivable represent amounts currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. The Company monitors the credit risk associated with premiums receivable, taking into consideration that credit risk is reduced by the Company’s contractual right to offset loss obligations or unearned premiums against premiums receivable. Amounts deemed uncollectible are charged to net income in the period they are determined. Changes in the estimate of premiums written will result in an adjustment to premiums receivable in the period they are determined. Certain contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums receivable on such contracts are adjusted based on the estimate of losses the Company expects to incur, and are not considered due until all losses are settled.

(c)    Life and annuity benefits

The Company’s life and annuity benefit and claim reserves are calculated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 944, Financial Services - Insurance. The Company establishes and maintains its life and annuity reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The Company reviews its life and annuity reserves regularly and performs loss recognition testing based upon cash flow projections.

Since the development of the life and annuity reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are determined at the inception of the contracts, reviewed and adjusted at the point of acquisition as required, and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they result in a material adverse reserve change. The Company establishes these estimates based upon transaction-specific historical experience, information provided by the ceding company for the assumed business and industry experience. Actual results could differ materially from these estimates. As the experience on the

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES — (cont’d)

contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review indicates that reserves should be greater than those currently held, then the locked-in assumptions are revised and a charge for life and annuity benefits is recognized at that time.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the contracts, the reserving process, while based on actuarial techniques, is inherently uncertain.

New Accounting Standards Adopted in 2013

ASU 2011-11, Disclosures About Offsetting Assets and Liabilities

In December 2011, the FASB issued new disclosure requirements regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The new disclosures are designed to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under International Financial Reporting Standards. The Company adopted the amended guidance effective January 1, 2013. The adoption of the guidance did not have a material impact on the consolidated financial statements.

ASU 2013-02, Presentation of Items Reclassified from Accumulated Other Comprehensive Income

In February 2013, the FASB issued new disclosure requirements for items reclassified from accumulated other comprehensive income. This guidance requires entities to disclose in a single location (either on the face of the financial statement that reports net earnings or in the notes) the effects of reclassification out of accumulated other comprehensive income. The Company adopted this guidance effective January 1, 2013. The adoption of the guidance did not have a material impact on the consolidated financial statements.

2.	ACQUISITIONS

The Company accounts for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the reinsurance assets and liabilities acquired relating to our property and casualty acquisitions are derived from probability weighted estimates of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information on the accounting for acquisitions.

SeaBright

On February 7, 2013, the Company completed its acquisition of SeaBright, through the merger of its indirect, wholly-owned subsidiary, AML Acquisition, Corp. (“AML Acquisition”), with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as the Company’s indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote direct workers’ compensation business. The aggregate cash purchase price paid by the Company for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility provided by National Australia Bank and Barclays Bank PLC.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Immediately following the acquisition, SeaBright was placed into run-off, and accordingly is no longer writing new insurance policies. SeaBright is, however, renewing expiring insurance policies when it is obligated to do so by state insurance regulations. The Company has received approvals from all but four states relieving SeaBright of its obligations to renew existing policies, and is continuing to work with the remaining four state regulators to obtain their approvals.

On April 17, 2013, A.M. Best Company (“A.M. Best”) downgraded the financial strength rating of SeaBright to “B++” (Good) from “A-” (Excellent). SeaBright’s business is particularly sensitive to its A.M. Best rating because of its focus on larger customers, which tend to give substantial weight to the A.M. Best rating, and A- is typically the lowest acceptable A.M. Best rating for many of these customers. As a result of SeaBright’s entry into run-off, the expected progress of its exit plans from the remaining states, and the A.M. Best downgrade, the Company expects further declines in written premiums.

The purchase price and fair value of the assets acquired in the SeaBright acquisition were as follows:

Purchase price	$252,091

Net assets acquired at fair value	$252,091

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading, at fair value	$25,171
Fixed maturities, trading, at fair value	683,780

Total investments	708,951
Cash and cash equivalents	41,846
Accrued interest receivable	6,344
Premiums receivable	112,510
Reinsurance balances recoverable	117,462
Other assets	4,515

TOTAL ASSETS	$991,628

LIABILITIES
Losses and loss adjustment expenses	$592,774
Unearned premium	93,897
Loans payable	12,000
Insurance balances payable	3,243
Other liabilities	37,623

TOTAL LIABILITIES	739,537

NET ASSETS ACQUIRED AT FAIR VALUE	$252,091

From the date of acquisition to March 31, 2013, the Company had earned premium of $30.9 million, recorded incurred losses of $30.9 million on those earned premiums, and recorded $(0.3) million in net earnings related to SeaBright in its consolidated statement of earnings.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Pavonia

On March 31, 2013, the Company and its wholly-owned subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), completed the acquisition of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (“HSBC DE”) from Household Insurance Group Holding Company, a subsidiary of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, which are also in run-off (collectively with HLIC DE and HSBC DE, the “Pavonia companies”). The aggregate cash purchase price was $155.6 million and was financed in part by a draw of $55.7 million under the Company’s revolving credit facility. The Pavonia companies wrote various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance, and annuities.

The purchase price and fair value of the assets acquired in the Pavonia acquisition were as follows:

Purchase price	$155,564

Net assets acquired at fair value	$155,564

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading, at fair value	$50,671
Fixed maturities, trading, at fair value	1,206,460

Total investments	1,257,131
Cash and cash equivalents	81,849
Accrued interest receivable	15,183
Funds held by reinsured companies	47,761
Other assets	59,002

TOTAL ASSETS	$1,460,926

LIABILITIES
Policy benefits for life and annuity contracts	$1,255,632
Reinsurance balances payable	39,477
Unearned premium	5,618
Other liabilities	4,635

TOTAL LIABILITIES	1,305,362

NET ASSETS ACQUIRED AT FAIR VALUE	$155,564

The Company did not record any revenues or earnings in its consolidated statement of earnings for the three months ended March 31, 2013 with respect to the Pavonia companies because the companies were acquired on March 31, 2013.

As of March 31, 2013, the date of acquisition of the Pavonia companies, all of the companies were either in run-off or, immediately following the acquisition, were placed into run-off, and accordingly are no longer writing any new policies. The Pavonia companies will continue to collect premiums in relation to the unexpired policies assumed on acquisition.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The following pro forma condensed combined income statement for the three months ended March 31, 2013 and 2012 combines the historical consolidated statements of earnings of the Company with those of the Pavonia companies, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2013 and 2012, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of each period presented, nor is it necessarily indicative of future results.

Three Months Ended March 31,	2013	2012
Total income	$129,748	$124,895
Total expenses	(116,868)	(107,014)
Noncontrolling interest	(1,026)	(5,733)

Net earnings	$11,854	$12,148

Net earnings per ordinary share – basic	$0.72	$0.74

Net earnings per ordinary share – diluted	$0.71	$0.73

3.	SIGNIFICANT NEW BUSINESS

Shelbourne

Effective January 1, 2013, Lloyd’s Syndicate 2008 (“S2008”), which is managed by the Company’s wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close contract of the 2009 underwriting year of account of another Lloyd’s syndicate and a 100% quota share reinsurance agreement with a further Lloyd’s syndicate in respect of its 2010 underwriting year of account, under which S2008 assumed total gross insurance reserves of approximately £33.8 million (approximately $51.4 million) for consideration of an equal amount.

American Physicians

On April 26, 2013, the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company (“PWIC”), completed the assignment and assumption of a portfolio of workers’ compensation business from American Physicians Assurance Corporation and APSpecialty Insurance Company. Total assets and liabilities assumed were approximately $35.3 million. Because this acquisition closed subsequent to March 31, 2013, it is not reflected in the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2013.

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $174.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2013.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at March 31, 2013
U.S. government and agency	$4,203	$419	$—	$4,622
Non-U.S. government	89,617	2,587	(72)	92,132
Corporate	87,609	1,864	(629)	88,844
Residential mortgage-backed	4,052	210	(42)	4,220
Commercial mortgage-backed	—	—	—	—
Asset-backed	297	3	(8)	292

	$185,778	$5,083	$(751)	$190,110

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2012
U.S. government and agency	$4,503	$454	$—	$4,957
Non-U.S. government	120,634	3,373	(151)	123,856
Corporate	115,139	2,379	(524)	116,994
Residential mortgage-backed	4,308	230	(40)	4,498
Commercial mortgage-backed	474	7	—	481
Asset-backed	338	9	(12)	335

	$245,396	$6,452	$(727)	$251,121

Included within residential and commercial mortgage-backed securities as at March 31, 2013 are securities issued by U.S. governmental agencies with a fair value of $3,264 (as at December 31, 2012: $3,500).

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government	$—	$—	$1,273	$(72)	$1,273	$(72)
Corporate	13,873	(53)	8,641	(576)	22,514	(629)
Residential mortgage-backed	1,064	(41)	103	(1)	1,167	(42)
Asset-backed	140	(8)	—	—	140	(8)

	$15,077	$(102)	$10,017	$(649)	$25,094	$(751)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government	$2,646	$(82)	$2,399	$(69)	$5,045	$(151)
Corporate	13,936	(86)	8,689	(438)	22,625	(524)
Residential mortgage-backed	1,124	(40)	—	—	1,124	(40)
Asset-backed	174	(12)	—	—	174	(12)

	$17,880	$(220)	$11,088	$(507)	$28,968	$(727)

As at March 31, 2013 and December 31, 2012, the number of securities classified as available-for-sale in an unrealized loss position was 21 and 30, respectively, with a fair value of $25.1 million and $29.0 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 12 and 23, respectively. As of March 31, 2013, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity securities classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$115,178	$115,243	60.6%
Due after one year through five years	63,166	66,742	35.1%
Due after ten years	3,085	3,613	1.9%

	181,429	185,598	97.6%
Residential mortgage-backed	4,052	4,220	2.2%
Asset-backed	297	292	0.2%

	$185,778	$190,110	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$173,113	$173,949	69.3%
Due after one year through five years	64,089	68,298	27.2%
Due after ten years	3,074	3,560	1.4%

	240,276	245,807	97.9%
Residential mortgage-backed	4,308	4,498	1.8%
Commercial mortgage-backed	474	481	0.2%
Asset-backed	338	335	0.1%

	$245,396	$251,121	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

As at March 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$83,082	$85,584	45.0%
AA	46,455	47,267	24.9%
A	55,122	55,820	29.4%
BBB or lower	962	940	0.5%
Not Rated	157	499	0.2%

	$185,778	$190,110	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$107,615	$110,829	44.1%
AA	59,535	60,742	24.2%
A	72,773	73,935	29.4%
BBB or lower	5,281	5,197	2.1%
Not Rated	192	418	0.2%

	$245,396	$251,121	100.0%

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2013, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at March 31, 2013, no credit losses existed.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	March 31, 2013	December 31, 2012
U.S. government and agency	$446,299	$361,906
Non-U.S. government	422,458	265,722
Corporate	2,923,615	1,598,876
Municipal	227,512	20,446
Residential mortgage-backed	163,024	115,594
Commercial mortgage-backed	178,301	130,848
Asset-backed	138,554	78,929
Equities — U.S.	99,618	92,406
Equities — International	31,776	22,182

	$4,631,157	$2,686,909

The increase of $1.94 billion in the Company’s investments in fixed maturities, short-term investments and equities classified as trading securities for the three months ended March 31, 2013 was primarily a result of the completion of the acquisitions of SeaBright and the Pavonia companies.

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s investments in fixed maturity securities and short-term investments classified as trading:

As at March 31, 2013	Fair Value	% of Total Fair Value
AAA	$556,686	12.4%
AA	1,673,044	37.2%
A	1,720,627	38.2%
BBB or lower	521,664	11.6%
Not Rated	27,742	0.6%

	$4,499,763	100.0%

As at December 31, 2012	Fair Value	% of Total Fair Value
AAA	$418,297	16.3%
AA	958,267	37.2%
A	812,428	31.6%
BBB or lower	376,347	14.6%
Not Rated	6,982	0.3%

	$2,572,321	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	March 31, 2013	December 31, 2012
Private equity funds	$131,463	$127,696
Fixed income funds	156,012	156,235
Fixed income hedge funds	56,911	53,933
Equity fund	61,335	55,881
Real estate debt fund	21,418	16,179
Other	4,895	4,921

	$432,034	$414,845

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

As of March 31, 2013 and December 31, 2012, the Company had $131.5 million and $127.7 million, respectively, of other investments recorded in private equity funds, which represented 2.1% and 3.0% of total investments, cash and cash equivalents and restricted cash and cash equivalents at March 31, 2013 and December 31, 2012, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

Certain funds included in other investments may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a “side-pocket,” whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or is otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket.

At March 31, 2013 and December 31, 2012, the Company had no investments subject to gates or side-pockets.

The following table presents the fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at March 31, 2013:

	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$131,463	$—	$131,463	$83,521	Not eligible
Fixed income funds	156,012	—	156,012	—	Daily to monthly
Fixed income hedge funds	56,911	—	56,911	—	Quarterly after lock-up periods expire
Equity fund	61,335	—	61,335	—	Bi-monthly
Real estate debt fund	21,418	—	21,418	—	Monthly
Other	4,895	—	4,895	655	Not eligible

	$432,034	$—	$432,034	$84,176

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2013, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2013, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$450,921	$—	$450,921
Non-U.S. government	—	514,590	—	514,590
Corporate	—	3,011,904	555	3,012,459
Municipal	—	227,512	—	227,512
Residential mortgage-backed	—	167,244	—	167,244
Commercial mortgage-backed	—	178,301	—	178,301
Asset-backed	—	138,846	—	138,846
Equities — U.S.	84,255	11,363	4,000	99,618
Equities — International	12,066	19,710	—	31,776
Other investments	—	217,347	214,687	432,034

Total investments	$96,321	$4,937,738	$219,242	$5,253,301

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$366,863	$—	$366,863
Non-U.S. government	—	389,578	—	389,578
Corporate	—	1,715,330	540	1,715,870
Municipal	—	20,446	—	20,446
Residential mortgage-backed	—	120,092	—	120,092
Commercial mortgage-backed	—	131,329	—	131,329
Asset-backed	—	79,264	—	79,264
Equities — U.S.	83,947	5,058	3,401	92,406
Equities — International	10,377	11,805	—	22,182
Other investments	—	212,115	202,730	414,845

Total investments	$94,324	$3,051,880	$206,671	$3,352,875

During 2013 and 2012, the Company had no transfers between Levels 1 and 2.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2013:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2013	$540	$202,730	$3,401	$206,671
Purchases	—	8,991	—	8,991
Sales	—	(9,284)	—	(9,284)
Total realized and unrealized gains through earnings	15	12,250	599	12,864
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2013	$555	$214,687	$4,000	$219,242

The amount of net gains/(losses) for the three months ended March 31, 2013 included in earnings attributable to the fair value of changes in Level 3 assets still held at March 31, 2013 was $13.4 million. All of this amount was included in net realized and unrealized gains.

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

The amount of net gains/(losses) for the three months ended March 31, 2012 included in earnings attributable to the fair value of changes in Level 3 assets still held at March 31, 2012 was $2.5 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains

Components of net realized and unrealized gains are as follows:

	Three Months Ended March 31,
	2013	2012
Gross realized gains on available-for-sale securities	$65	$430
Gross realized losses on available-for-sale securities	(17)	(423)
Net realized gains on trading securities	6,009	4,095
Net unrealized gains on trading securities	5,132	18,940
Net realized and unrealized gains on other investments	18,931	2,340

Net realized and unrealized gains	$30,120	$25,382

Proceeds from sales and maturities of available-for-sale securities	$59,631	$90,276

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Interest from fixed maturity investments	$20,625	$20,493
Net amortization of bond premiums and discounts	(8,513)	(8,706)
Dividends from equities	1,091	621
Other investments	61	228
Interest from cash and cash equivalents and short-term investments	3,081	4,371
Interest on other receivables	618	1,210
Other income	1,397	2,564
Interest on deposits held with clients	1,194	297
Investment expenses	(1,591)	(635)

	$17,963	$20,443

Restricted Assets

The Company is required to maintain investments on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The investments in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted investments as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Collateral in trust for third party agreements	$576,671	$570,391
Securities on deposit with regulatory authorities	520,231	212,012
Collateral for secured letter of credit facility	242,243	246,608

	$1,339,145	$1,029,011

The increase in securities on deposit with regulatory authorities was primarily attributable to the restricted assets acquired in connection with the Seabright acquisition.

5.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. These derivatives were not designated as hedging investments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DERIVATIVE INSTRUMENTS — (cont’d)

The following table sets out the foreign currency forward contracts outstanding as at March 31, 2013 and December 31, 2012 and the estimated fair value of derivative instruments recorded on the balance sheet:

Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at
					March 31, 2013	December 31, 2012
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	$36,099	$(388)	$(238)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	—	(1,023)

					$(388)	$(1,261)

The following table sets out the changes in fair value and realized gains on derivative instruments recorded in net earnings for the periods ended March 31, 2013 and 2012, respectively.

Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Net Foreign Exchange Gains (Losses)
					March 31, 2013	March 31, 2012
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	$26,165	$—	$(157)
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	(150)	(552)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	1,023	267

					$873	$(442)

6.	PREMIUMS WRITTEN AND EARNED

Net premiums written by SeaBright totaled $9.7 million from the date of acquisition to March 31, 2013, and net earned premiums, over the same period, totaled $30.9 million.

	Premiums Written	Premiums Earned
Property and Casualty
Direct	$11,856	$33,581
Assumed	242	555
Ceded	(2,390)	(3,216)

Net	$9,708	$30,920

As of March 31, 2013, the date of acquisition of the Pavonia companies, all of the companies were either in run-off or, immediately following the acquisition, were placed into run-off, and accordingly are no longer writing new policies.

No premiums related to the Pavonia acquisition were included in the Company’s unaudited condensed consolidated statement of earnings for the three months ended March 31, 2013.

7.	REINSURANCE BALANCES RECOVERABLE

	March 31, 2013	December 31, 2012
Recoverable from reinsurers on:
Outstanding losses	$689,577	$665,303
Losses incurred but not reported	340,985	295,922
Fair value adjustments	(82,812)	(85,005)

Total reinsurance reserves recoverable	947,750	876,220
Paid losses recoverable	242,781	246,699

	$1,190,531	$1,122,919

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	REINSURANCE BALANCES RECOVERABLE — (cont’d)

The Company’s acquired insurance and reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. The Company’s insurance and reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk among its reinsurers. Provisions are made for amounts considered potentially uncollectible.

As of March 31, 2013 and December 31, 2012, the Company had total reinsurance balances recoverable of $1.19 billion and $1.12 billion, respectively. The increase of $67.6 million in total reinsurance balances recoverable was primarily a result of the completion of acquisitions in the period partially offset by commutations and cash collections made during the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances recoverable was $341.1 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers. This determination is based on a detailed process, although management judgment is involved. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of March 31, 2013 decreased to 22.3% as compared to 23.4% as of December 31, 2012, primarily as a result of reinsurance balances recoverable of companies acquired during the period against which there were minimal provisions for uncollectible reinsurance recoverable.

The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and loss adjustment expense recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the reinsurance recoverables acquired plus a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements.

At March 31, 2013 and December 31, 2012, the Company’s top ten reinsurers accounted for 65.0% and 63.1%, respectively, of reinsurance recoverables (which includes loss reserves recoverable and recoverables on paid losses) and included $254.6 million and $194.5 million, respectively, of IBNR reserves recoverable. With the exception of one BBB+ rated reinsurer from which $34.7 million was recoverable (December 31, 2012: $37.7 million), the other top ten reinsurers, as at March 31, 2013 and December 31, 2012, were all rated A- or better. Reinsurance recoverables by reinsurer were as follows:

	March 31, 2013		December 31, 2012
	Reinsurance Recoverable	% of Total	Reinsurance Recoverable	% of Total
Top ten reinsurers	$774,109	65.0%	$708,953	63.1%
Other reinsurers’ balances > $1 million	409,014	34.4%	409,666	36.5%
Other reinsurers’ balances < $1 million	7,408	0.6%	4,300	0.4%

Total	$1,190,531	100.0%	$1,122,919	100.0%

As at March 31, 2013 and December 31, 2012, reinsurance balances recoverable with a carrying value of $282.1 million and $144.1 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total reinsurance balances recoverable. Of the $282.1 million and $144.1 million recoverable from reinsurers as at March 31, 2013 and December 31, 2012, $93.2 million and $121.6 million, respectively, is secured by a trust fund held for the benefit of the Company’s insurance and reinsurance subsidiaries. As at March 31, 2013 and December 31, 2012, the two and one reinsurers, respectively, had a minimum credit rating of A+, as provided by a major rating agency.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	March 31, 2013	December 31, 2012
Outstanding	$2,603,708	$2,369,356
Incurred but not reported	1,818,297	1,588,310
Fair value adjustment	(267,085)	(296,512)

	$4,154,920	$3,661,154

Refer to Note 8 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information on establishing reserves.

Loss and loss adjustment expenses increased by $493.8 million in the three months ended March 31, 2013 primarily as a result of the completion of the acquisition of SeaBright and the assumption of Lloyd’s syndicate business by S2008.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2013	2012
Balance as at January 1	$3,661,154	$4,282,916
Less: total reinsurance reserves recoverable	876,220	1,383,003

	2,784,934	2,899,913
Net increase (reduction) in ultimate loss and loss adjustment expense liabilities related to:
Current period	30,920	—
Prior periods	(19,372)	(10,818)

Total net increase (reduction) in ultimate loss and loss adjustment expense liabilities	11,548	(10,818)

Net losses paid related to:
Current period	(4,927)	—
Prior periods	(80,434)	(61,731)

Total net losses paid	(85,361)	(61,731)

Effect of exchange rate movement	(26,557)	14,253
Acquired on purchase of subsidiaries	479,982	—
Assumed business	42,624	2,400

Net balance as at March 31	3,207,170	2,844,017
Plus: total reinsurance reserves recoverable	947,750	1,294,606

Balance as at March 31	$4,154,920	$4,138,623

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net (increase) reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2013 and 2012 was due to the following:

	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
Net losses paid	$(80,434)	$(4,927)	$(85,361)	$(61,731)	$—	$(61,731)
Net change in case and LAE reserves	62,745	(5,245)	57,500	60,136	—	60,136
Net change in IBNR reserves	22,750	(20,748)	2,002	4,893	—	4,893

Reduction (increase) in estimates of net ultimate losses	5,061	(30,920)	(25,859)	3,298	—	3,298
Reduction in provisions for bad debt	—	—	—	2,255	—	2,255
Reduction in provisions for unallocated loss adjustment expense liabilities	16,404	—	16,404	12,852	—	12,852
Amortization of fair value adjustments	(2,093)	—	(2,093)	(7,587)	—	(7,587)

Net reduction (increase) in ultimate loss and loss adjustment expense liabilities	$19,372	$(30,920)	$(11,548)	$10,818	$—	$10,818

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

The net increase in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2013 of $11.5 million included losses incurred of $30.9 million related to SeaBright. Excluding SeaBright’s incurred losses of $30.9 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $19.4 million, which was attributable to a reduction in estimates of net ultimate losses of $5.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.4 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.1 million.

From the date of acquisition to March 31, 2013, SeaBright had losses incurred of $30.9 million primarily related to IBNR reserves relating to net premiums earned through March 31, 2013.

Excluding the impact of losses incurred of $30.9 million relating to SeaBright, the reduction in estimates of net ultimate losses was $5.1 million, and was primarily related to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimate aggregate value of approximately $8.3 million; partially offset by

(ii)	net incurred loss development of $26.0 million (excluding redundant case reserve reductions of $8.3 million), largely offset by reductions in IBNR reserves of $22.8 million.

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

loss adjustment expense liabilities of $12.9 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $7.6 million. The reduction in estimates of net ultimate losses of $3.3 million for the three months ended March 31, 2012 comprised net incurred loss development of $1.6 million and reductions in IBNR reserves of $4.9 million.

9.	POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as of March 31, 2013 were as follows:

March 31, 2013
Life	$335,233
Annuities	1,006,542

1,341,775
Fair value adjustment	(86,143)

$1,255,632

10.	RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment. Accrued retrospective premiums are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013 to March 31, 2013, none of the Company’s direct premiums written related to retrospectively rated contracts. The Company accrued $8.7 million for retrospective premiums receivable and $25.6 million for return retrospective premiums at March 31, 2013.

11.	INTANGIBLE ASSETS

Intangible Assets With a Definite- Life

Balance as at December 31, 2012	$211,507
Recognized during the period	61,002
Intangible assets amortization	(2,093)

Balance as at March 31, 2013	$270,416

Intangible assets with a definite-life represent the fair value adjustments (“FVA”) related to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts and reinsurance recoverables. The FVA are recorded as a component of each line item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INTANGIBLE ASSETS — (cont’d)

The gross carrying value, accumulated amortization and net carrying value of intangible assets with a definite-life by type at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Fair value adjustments
Losses and loss adjustment expenses	$530,509	$263,424	$267,085	$552,455	$255,943	$296,512
Reinsurance recoverables	(181,570)	(98,758)	(82,812)	(178,377)	(93,372)	(85,005)
Policy benefits for life and annuity contracts	86,143	—	86,143	—	—	—

Total fair value adjustments	$435,082	$164,666	$270,416	$374,078	$162,571	$211,507

12.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions, its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and for general corporate purposes, and surplus notes acquired in connection with the SeaBright acquisition. The Company’s three outstanding credit facilities (its term facility related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”), its term facility related to the acquisition of SeaBright (the “SeaBright Facility”), and the EGL Revolving Credit Facility) are described in Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On February 5, 2013, the Company, through AML Acquisition, fully drew down the $111.0 million SeaBright Facility in connection with the acquisition of SeaBright.

On February 5, 2013 and March 26, 2013, the Company borrowed $56.0 million and $60.0 million, respectively, under the EGL Revolving Credit Facility. As of March 31, 2013, the unused portion of the EGL Revolving Credit Facility was $134.0 million.

As of March 31, 2013, all of the covenants relating to the three credit facilities were met.

Total amounts of loans payable outstanding, including accrued interest, as of March 31, 2013 and December 31, 2012, totaled $347.0 million and $107.4 million, respectively, and were comprised as follows:

Facility	Date of Facility	March 31, 2013	December 31, 2012
EGL Revolving Credit Facility	June 30, 2011	$116,000	$—
SeaBright Facility	December 21, 2012	111,000	—
Clarendon Facility	July 12, 2011	106,500	106,500

Total long-term bank debt		333,500	106,500
SeaBright Surplus Notes		12,000	—
Accrued interest		1,470	930

Total loans payable		$346,970	$107,430

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LOANS PAYABLE — (cont’d)

SeaBright Surplus Notes

On May 26, 2004, SeaBright issued, in a private placement, $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd., with Wilmington Trust Company acting as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the three-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which SeaBright may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. Excess Interest has not applied during the periods the notes have been outstanding. The interest rate in effect as at March 31, 2013 was 4.3%.

Interest and principal may be paid only upon the prior approval of the Illinois Department of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Department of Insurance approval, SeaBright would be prohibited from paying dividends on its capital stock. If an event of default occurs and is continuing, the principal and accrued interest would become immediately due and payable.

The notes are redeemable prior to 2034 by SeaBright, in whole or in part, on any interest payment date.

Interest expense from February 7, 2013 (the date of acquisition of SeaBright) to March 31, 2013 was $0.1 million.

13.	EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to its employees and to members of the Board of Directors. These are described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The information below includes both the employee and director components of the Company’s share-based compensation.

During the three months ended March 31, 2013, the Company completed the acquisitions of SeaBright and the Pavonia companies, which resulted in an increase in the number of employees from 383 at December 31, 2012 to 661 at March 31, 2013. The Company did not assume any significant post-retirement benefit obligations on completion of these acquisitions.

Employee share plans

Employee share awards for the three months ended March 31, 2013 and 2012 are summarized as follows:

	March 31, 2013		March 31, 2012
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	160,644	$15,902	203,930	$20,026
Granted	1,308	138	1,564	140
Vested	(46,793)	(5,436)	(44,850)	(4,404)

Nonvested — March 31	115,159	$14,313	160,644	$15,902

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE BENEFITS — (cont’d)

2011-2015 Annual Incentive Compensation Program

For the three months ended March 31, 2013 and 2012, nil and 191 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan (the “Equity Plan”). The total value of the award for the three months ended March 31, 2012 was $0.1 million and was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “Incentive Program”) accrual established for the year ended December 31, 2011.

The accrued expense relating to the Incentive Program for the three months ended March 31, 2013 and 2012 was $2.1 million and $1.7 million, respectively.

2006 Equity Incentive Plan

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at March 31, 2013 and 2012 was $6.8 million and $9.7 million, respectively. This cost is expected to be recognized evenly over the next 2.5 years. Compensation costs of $0.8 million and $0.7 million relating to share awards were recognized in the Company’s statement of earnings for the three months ended March 31, 2013 and 2012, respectively.

Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan were recognized in the Company’s statement of earnings for each of the three month periods ended March 31, 2013 and 2012. For the three month periods ended March 31, 2013 and 2012, 1,308 and 1,373 shares, respectively, were issued to employees under such plan.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the three months ended March 31, 2013 and 2012, 632 and 822 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded expenses related to the restricted share units for each of the three month periods ended March 31, 2013 and 2012 of $0.1 million.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the 2010 PW Acquisition Co. transaction (the “PWAC Plan”), are structured as defined contribution plans. Pension expense for the three months ended March 31, 2013 and 2012 was $1.1 million and $1.9 million, respectively.

The Company recorded pension expense relating to the PWAC Plan of $0.2 million for each of the three month periods ended March 31, 2013 and 2012. The PWAC Plan is described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$11,959	$9,674
Weighted average ordinary shares outstanding — basic	16,514,193	16,427,595

Net earnings per ordinary share attributable to Enstar
Group Limited — basic	$0.72	$0.59

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$11,959	$9,674
Weighted average ordinary shares outstanding — basic	16,514,193	16,427,595
Share equivalents:
Unvested shares	124,695	167,925
Restricted share units	16,514	13,508
Warrants	20,654	—
Options	—	62,682

Weighted average ordinary shares outstanding — diluted	16,676,056	16,671,710

Net earnings per ordinary share attributable to Enstar
Group Limited — diluted	$0.72	$0.58

15.	RELATED PARTY TRANSACTIONS

Following several private transactions occurring from May 2012 to July 2012, Trident V, L.P. and certain of its affiliates (“Trident”) acquired approximately 9.7% of the Company’s ordinary shares. The Company has investments in two funds affiliated with entities owned by Trident. As of March 31, 2013, the fair value of the investments in the two funds was $65.0 million. On April 1, 2013, the Company committed an additional $10.0 million to one of these funds.

Affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.8% of the Company’s voting ordinary shares and 100% of the Company’s non-voting convertible ordinary shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. On April 22, 2013, the Company entered into an investment commitment of $15.0 million with a fund affiliated with Goldman Sachs.

16.	TAXATION

Earnings before income taxes include the following components:

	Three Months Ended March 31,
	2013	2012
Domestic (Bermuda)	$9,934	$(17,734)
Foreign	10,895	36,883

Total	$20,829	$19,149

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	TAXATION — (cont’d)

Tax expense for income taxes is comprised of:

	Three Months Ended March 31,
	2013	2012
Current:
Domestic (Bermuda)	$—	$—
Foreign	14,279	2,858

	14,279	2,858

Deferred:
Domestic (Bermuda)	—	—
Foreign	(6,435)	884

	(6,435)	884

Total tax expense	$7,844	$3,742

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended March 31,
	2013	2012
Earnings before income tax	$20,829	$19,149

Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates	33.5%	27.1%
Change in uncertain tax positions	(11.4)%	0.3%
Change in valuation allowance	15.3%	(8.7)%
Other	0.3%	0.8%

Effective tax rate	37.7%	19.5%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $2.5 million and $5.8 million relating to uncertain tax positions as of March 31, 2013 and December 31, 2012, respectively. During the quarter ended March 31, 2013, there were reductions to unrecognized tax benefits of $3.3 million due to the expiration of statutes of limitation.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	TAXATION — (cont’d)

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2006, 2009 and 2006, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under operating leases expiring in various years through 2018. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments for the next five years on non-cancellable leases as of March 31, 2013 inclusive of those related to the acquisitions of SeaBright and the Pavonia companies:

2013	$5,428
2014	6,625
2015	5,889
2016	3,446
2017	1,148
2018	474

$23,010

Guarantees

As at March 31, 2013 and December 31, 2012, the Company had, in total, parental guarantees supporting Fitzwilliam Insurance Limited’s obligations in the amount of $217.7 million and $213.3 million, respectively.

Acquisitions

The Company has entered into a definitive agreement with respect to the Reciprocal of America loss portfolio transfer, which is expected to close in the second quarter of 2013. The Reciprocal of America agreement is described in Note 3 – “Significant New Business.”

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	COMMITMENTS AND CONTINGENCIES — (cont’d)

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

18.	SEGMENT REPORTING

Due to the Company’s acquisition of the Pavonia companies on March 31, 2013, the Company has reevaluated its segment reporting and has determined that in future periods, beginning with the three and six month periods ending June 30, 2013, the Company will report in two segments: (1) property and casualty and (2) life and annuity. Certain new significant accounting policies applicable to the life and annuity segment are described in Note 1 – “Significant New Accounting Policies.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of Enstar Group Limited

We have reviewed the condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of March 31, 2013, and the related condensed consolidated statements of earnings and comprehensive income, changes in shareholders’ equity and cash flows for the three-month period ended March 31, 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended; and in our report dated February 28, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG Audit Limited

Hamilton, Bermuda

May 9, 2013

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

Since our formation, we have completed the acquisition of over 60 insurance and reinsurance companies and portfolios of insurance and reinsurance business and are now administering those businesses in run-off, including 12 Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these companies and portfolios of business in run-off primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. In addition, we provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we previously acquired.

Acquisitions

SeaBright

On February 7, 2013, we completed our acquisition of SeaBright Holdings, Inc., or SeaBright, through the merger of our of indirect, wholly-owned subsidiary, AML Acquisition, Corp., with and into SeaBright, or the Merger, with SeaBright surviving the Merger as our indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote workers’ compensation business. The aggregate cash purchase price paid for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility provided by National Australia Bank and Barclays Bank PLC.

Pavonia

On March 31, 2013, we and our wholly-owned subsidiary, Pavonia Holdings (US), Inc., or Pavonia, completed the acquisition of all of the shares of Household Life Insurance Company of Delaware, or HLIC DE, and HSBC Insurance Company of Delaware, or HSBC DE, from Household Insurance Group Holding Company, an affiliate of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, respectively, all of which are in run-off (collectively with HLIC DE and HSBC DE, the Pavonia companies). The aggregate cash purchase price was $155.6 million and was financed in part by a drawing of $55.7 million under our revolving credit facility. The Pavonia companies wrote various U.S. and Canadian life insurance, including credit insurance, term life insurance, assumed reinsurance, corporate owned life insurance, and annuities.

As of the date of acquisition of Pavonia, all of the companies were either in run-off or, immediately following the acquisition, were placed into run-off, and accordingly are no longer writing new policies. We will continue to collect premiums on business that remains in-force.

Significant New Business

Shelbourne

Effective January 1, 2013, Lloyd’s Syndicate 2008, or Syndicate 2008, which is managed by our wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into an RITC contract of the 2009 underwriting year of account of another Lloyd’s syndicate and a 100% quota share reinsurance agreement with a further Lloyd’s syndicate in respect of its 2010 underwriting year of account, under which Syndicate 2008 assumed total gross insurance reserves of approximately £33.8 million (approximately $51.4 million) for consideration of an equal amount.

American Physicians

On April 26, 2013, we, through our wholly-owned subsidiary, Providence Washington Insurance Company, or PWIC, completed the assignment and assumption of a portfolio of workers’ compensation business from American Physicians Assurance Corporation and APSpecialty Insurance Company. Total assets and liabilities assumed were approximately $35.3 million.

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $174.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2013.

Results of Operations

The following table sets forth our selected consolidated statement of earnings data for each of the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$30,920	$—
Consulting fees	2,447	2,194
Net investment income	17,963	20,443
Net realized and unrealized gains	30,120	25,382

	81,450	48,019

EXPENSES
Net increase (reduction) in ultimate loss and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	30,920	—
Reduction in estimates of net ultimate losses	(5,062)	(3,298)
Reduction in provisions for bad debt	—	(2,255)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,403)	(12,852)
Amortization of fair value adjustments	2,093	7,587

	11,548	(10,818)
Salaries and benefits	23,610	20,451
General and administrative expenses	17,946	14,858
Interest expense	2,435	2,111
Net foreign exchange losses	5,082	2,268

	60,621	28,870

Earnings before income taxes	20,829	19,149
Income taxes	(7,844)	(3,742)

NET EARNINGS	12,985	15,407
Less: Net earnings attributable to noncontrolling interest	(1,026)	(5,733)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,959	$9,674

Comparison of the Three Months Ended March 31, 2013 and 2012

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $13.0 million and $15.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in earnings of approximately $2.4 million was attributable primarily to the following:

(i)	an increase in income tax expense of $4.1 million due principally to higher net earnings within our taxable subsidiaries, partially offset by tax benefits arising on reductions in our uncertain tax positions;

(ii)	an increase in salaries and benefit expenses of $3.2 million due to an increase in headcount in the period largely related to SeaBright;

(iii)	an increase in general and administrative expenses of $3.1 million due primarily to operating expenses associated with our acquisition of SeaBright;

(iv)	an increase in net foreign exchange losses of $2.8 million; and

(v)	a decrease in net investment income of $2.5 million; partially offset by

(vi)	an increase in net realized and unrealized gains of $4.7 million due primarily to: (a) an increase in the fair value of our equity securities and (b) increased returns from our other investments; and

(vii)	a larger reduction in ultimate loss and loss adjustment expense liabilities (excluding losses incurred relating to SeaBright) of $8.6 million.

Noncontrolling interest in earnings decreased by $4.7 million to $1.0 million for the three months ended March 31, 2013 primarily as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased from $9.7 million for the three months ended March 31, 2012 to $12.0 million for the three months ended March 31, 2013.

Due to our acquisition of the Pavonia companies on March 31, 2013, we have reevaluated our segment reporting and have determined that in future periods, beginning with the three and six month periods ending June 30, 2013, we will report in two segments: (1) property and casualty and (2) life and annuity.

Premiums Written and Earned:

	Three Months Ended March 31,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Gross premiums written	$12,098		$—
Reinsurance premiums ceded	(2,390)		—

Net premiums written	$9,708	$9,708	$—

Earned premium	$34,136		$—
Earned premium ceded	(3,216)		—

Net premiums earned	$30,920	$30,920	$—

Premiums Written

Gross premiums written consists of direct premiums written and premiums assumed by SeaBright from the National Council on Compensation Insurance (or NCCI) residual market pools. Upon acquisition, SeaBright was placed into run-off and as a result stopped writing new insurance policies. SeaBright is, however, renewing expiring insurance policies when it is obligated to do so by state insurance regulations. We have received approvals from all but four states relieving us of our obligations to renew existing policies. We are continuing to work with the remaining four state regulators to obtain their approvals.

Gross and net premiums written by SeaBright from the date of acquisition to March 31, 2013 totaled $12.1 million and $9.7 million, respectively. Once our exit from all states is complete, we do not expect to have any written premium relating to SeaBright included as part of our net earnings.

On April 17, 2013, A.M. Best Company, or A.M. Best, downgraded the financial strength rating of SeaBright to “B++” (Good) from “A-” (Excellent). SeaBright’s business is particularly sensitive to its A.M. Best rating because of its focus on larger customers, which tend to give substantial weight to the A.M. Best rating of their insurers. “A-” is typically the lowest acceptable A.M. Best rating for many of these customers. As a result of SeaBright’s entry into run-off, the expected progress of its exit plans from the remaining states and the A.M. Best downgrade, we expect further declines in our written premiums.

Premiums Earned

Our direct premiums earned totaled $34.1 million for the period from the date of acquisition to March 31, 2013. Ceded premiums earned for the period from the date of the SeaBright acquisition to March 31, 2013 totaled $3.2 million. Accordingly, net premiums earned totaled $30.9 million for the period from the date of acquisition to March 31, 2013.

With our expectation that premiums written by SeaBright will decrease and eventually be eliminated, we believe that there will be a similar reduction in premiums earned as the existing written policies expire.

As of March 31, 2013, the date of the Pavonia acquisition, all of the Pavonia companies were either in run-off or, immediately following the acquisition, were placed into run-off, and accordingly are no longer writing any new policies. The Pavonia companies will continue to collect premiums in relation to the unexpired policies assumed on acquisition. No premiums or earnings related to the Pavonia companies were included in our unaudited condensed consolidated statement of earnings for the three months ended March 31, 2013.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$17,963	$(2,480)	$20,443	$30,120	$4,738	$25,382

Net investment income for the three months ended March 31, 2013 decreased by $2.5 million to $18.0 million, as compared to $20.4 million for the three months ended March 31, 2012. The decrease was primarily a result of lower absolute yields obtained on cash and fixed maturities due to declining yields in global fixed maturities markets, partially offset by additional net investment income attributable to the cash and investments we acquired with SeaBright.

Net realized and unrealized gains for the three months ended March 31, 2013 increased by $4.7 million to $30.1 million, as compared to $25.4 million for the three months ended March 31, 2012. The increase was primarily attributable to a combination of the following:

(i)	an increase of $16.6 million in returns from other investments due to greater amounts invested in, and the improved performance of, our investments in this asset class;

(ii)	an increase of $1.9 million in realized gains on our equities due largely to increased trading in this asset class;

(iii)	net realized and unrealized gains of $1.7 million recognized by SeaBright from the date of acquisition to March 31, 2013; partially offset by

(iv)	a decrease of $14.0 million in unrealized gains on fixed maturities and short-term investments; and

(v)	a decrease of $1.8 million in unrealized gains from equities.

The average annualized return on the cash and fixed maturities (inclusive of net realized and unrealized gains, but excluding net investment income and net realized and unrealized gains related to our other investments and equities) for the three months ended March 31, 2013 was 1.7% as compared to the average return of 2.8% for the three months ended March 31, 2012. The average credit ratings of our fixed maturities at March 31, 2013 and March 31, 2012 were A+ and AA-, respectively. The average annualized return on our other investments and equities (inclusive of net realized and unrealized gains) for the three months ended March 31, 2013 was 21.7% as compared to the average annualized return of 16.5% for the three months ended March 31, 2012.

As a result of the increase of $1.94 billion in our cash and investment balances related to the completion of the acquisitions of SeaBright and the Pavonia companies, we expect our net investment income to increase in 2013 over that earned in 2012.

Net (Increase) Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net (increase) reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2013 and 2012:

	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$(80,434)	$(4,927)	$(85,361)	$(61,731)	$—	$(61,731)
Net change in case and LAE reserves	62,745	(5,245)	57,500	60,136	—	60,136
Net change in IBNR reserves	22,750	(20,748)	2,002	4,893	—	4,893

Reduction (increase) in estimates of net ultimate losses	5,061	(30,920)	(25,859)	3,298	—	3,298
Reduction in provisions for bad debt	—	—	—	2,255	—	2,255
Reduction in provisions for unallocated loss adjustment expense liabilities	16,404	—	16,404	12,852	—	12,852
Amortization of fair value adjustments	(2,093)	—	(2,093)	(7,587)	—	(7,587)

Net reduction (increase) in ultimate loss and loss adjustment expense liabilities	$19,372	$(30,920)	$(11,548)	$10,818	$—	$10,818

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

The net increase in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2013 of $11.5 million included losses incurred of $30.9 million related to SeaBright. Excluding SeaBright’s incurred losses of $30.9 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $19.4 million, which was attributable to a reduction in estimates of net ultimate losses of $5.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.4 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.1 million.

From the date of acquisition to March 31, 2013, SeaBright had losses incurred of $30.9 million primarily related to IBNR reserves relating to net premiums earned through March 31, 2013.

Excluding the impact of losses incurred of $30.9 million relating to SeaBright, the reduction in estimates of net ultimate losses was $5.1 million, and was primarily related to:

(iii)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimate aggregate value of approximately $8.3 million; partially offset by

(iv)	net incurred loss development of $26.0 million (excluding redundant case reserve reductions of $8.3 million), largely offset by reductions in IBNR reserves of $22.8 million.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended March 31, 2012 of $10.8 million was attributable to a reduction in estimates of net ultimate losses of $3.3 million, a reduction in provisions for bad debt of $2.3 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $7.6 million. The reduction in estimates of net ultimate losses of $3.3 million for the three months ended March 31, 2012 comprised net incurred loss development of $1.6 million and reductions in IBNR reserves of $4.9 million.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2013	2012
	(in thousands of U.S. dollars)
Balance as at January 1	$3,661,154	$4,282,916
Less: total reinsurance reserves recoverable	876,220	1,383,003

	2,784,934	2,899,913
Net increase (reduction) in ultimate loss and loss adjustment expense liabilities related to:
Current period	30,920	—
Prior periods	(19,372)	(10,818)

Total net increase (reduction) in ultimate loss and loss adjustment expense liabilities	11,548	(10,818)

Net losses paid related to:
Current period	(4,927)	—
Prior periods	(80,434)	(61,731)

Total net losses paid	(85,361)	(61,731)

Effect of exchange rate movement	(26,557)	14,253
Acquired on purchase of subsidiaries	479,982	—
Assumed business	42,624	2,400

Net balance as at March 31	3,207,170	2,844,017
Plus: total reinsurance reserves recoverable	947,750	1,294,606

Balance as at March 31	$4,154,920	$4,138,623

Salaries and Benefits:

	Three Months Ended March 31,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$23,610	$(3,159)	$20,451

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $23.6 million and $20.5 million for the three months ended March 31, 2013 and 2012, respectively.

The increase for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily associated with the salaries and benefits expense related to our acquisition of SeaBright. The Pavonia companies were acquired on March 31, 2013 and, as such, there were no salary and benefit costs incurred for the three months ended March 31, 2013. With the completion of the acquisitions of both SeaBright and the Pavonia companies, our staff numbers have increased from 383 as at December 31, 2012 to 661 as at March 31, 2013. As a result, we anticipate that salary and benefits costs, excluding costs associated with discretionary bonus, will be higher for 2013 over those for 2012.

General and Administrative Expenses:

	Three Months Ended March 31,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$17,946	$(3,088)	$14,858

General and administrative expenses increased by $3.1 million during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The increase in expenses for 2013 related primarily to general and administrative expenses incurred by SeaBright of $3.5 million from the date of acquisition to March 31, 2013, partially offset by a moderate reduction in our professional fees of $0.4 million. We expect general and administrative expenses to increase in 2013 over 2012 levels due primarily to the SeaBright and Pavonia acquisitions.

Net Foreign Exchange Losses:

	Three Months Ended March 31,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$5,082	$(2,814)	$2,268

We recorded net foreign exchange losses of $5.1 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively. The net foreign exchange losses for the three months ended March 31, 2013 arose primarily as a result of the holding of surplus British pound and Euro assets at a time when the U.S. dollar was appreciating against these currencies. During the period, the British pound to U.S. dollar exchange rate decreased from $1.6255 as at December 31, 2012 to $1.5185 as at March 31, 2013, while the Euro to U.S. dollar exchange rate decreased from $1.3184 to $1.2841.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the three months ended March 31, 2013, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, of $1.4 million as compared to gains, net of noncontrolling interest, of $1.8 million for the same period in 2012. For the three months ended March 31, 2013, the currency translation adjustments related primarily to our U.K.-based and Ireland-based subsidiaries. As the functional currencies of these subsidiaries are British pounds and Euros, respectively, we record any U.S. dollar gains or losses on the translation of their net British pounds or Euro assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended March 31,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$7,844	$(4,102)	$3,742

We recorded income tax expense of $7.8 million and $3.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase in taxes for the three months ended March 31, 2013 was due predominantly to higher overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2012, partially offset by tax benefits arising on reduction in our uncertain tax positions.

Noncontrolling Interest:

	Three Months Ended March 31,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$1,026	$4,707	$5,733

We recorded a noncontrolling interest in earnings of $1.0 million and $5.7 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in noncontrolling interest for the three months ended March 31, 2013 was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. The number of subsidiaries with a noncontrolling interest decreased from eight as at March 31, 2012 to seven as at March 31, 2013.

Liquidity and Capital Resources

Our capital management strategy is to preserve sufficient capital to enable us to make future acquisitions while maintaining a conservative investment strategy. As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries. The potential sources of the cash flows to Enstar as a holding company consist of dividends, advances and loans from our subsidiary companies. Most of those subsidiaries are regulated entities, and restrictions on their ability to pay dividends and make other distributions may apply.

At March 31, 2013, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $6.24 billion, compared to $4.31 billion at December 31, 2012. The increase of $1.93 billion was primarily a result of the completion of the SeaBright and Pavonia acquisitions. Our cash and cash equivalents portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Reinsurance Recoverables

As of March 31, 2013 and December 31, 2012, we had total reinsurance balances recoverable of $1.19 billion and $1.12 billion, respectively. The increase of $67.6 million in total reinsurance balances recoverable was primarily a result of the completion of acquisitions in the period partially offset by commutations and cash collections made during the three months ended March 31, 2013. At March 31, 2013 and December 31, 2012, the provision for uncollectible reinsurance recoverable relating to total reinsurance balances recoverable was $341.1 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the reinsurance balances recoverable are first allocated to applicable reinsurers. This determination is based on a detailed process, although management judgment is involved. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of March 31, 2013 decreased to 22.3% as compared to 23.4% as of December 31, 2012, primarily as a result of reinsurance balances recoverable of companies acquired during the period against which there were minimal provisions for uncollectible reinsurance recoverable.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Total cash (used in) provided by:	2013	2012
	(in thousands of U.S. dollars)
Operating activities	$10,592	$(14,047)
Investing activities	(270,675)	(25,034)
Financing activities	225,260	(11,250)
Effect of exchange rate changes on cash	20,289	(7,328)

Decrease in cash and cash equivalents	$(14,534)	$(57,659)

See “Item 1. Financial Statements – Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2013 and 2012” for further information.

Operating

Net cash provided by (used in) our operating activities for the three month period ended March 31, 2013 was $10.6 million compared to ($14.0) million for the three month period ended March 31, 2012. This $24.6 million increase in cash provided by operating activities was due primarily to the following:

(i)	an increase of $239.0 million in the sales and maturities of trading securities between 2013 and 2012; partially offset by

(ii)	a decrease in the net changes in assets and liabilities of $19.6 million between 2013 and 2012; and

(iii)	an increase of $182.2 million in purchases of trading securities between 2013 and 2012.

Investing

Investing cash flows consist primarily of net cash acquired in connection with acquisitions along with net proceeds on the sale and maturities of available-for-sale securities and other investments. Net cash used in investing activities was $270.6 million for the three months ended March 31, 2013 compared to $25.0 million for the three months ended March 31, 2012. This $245.6 million increase in cash used in investing activities was due primarily to the following:

(i)	the use of $284.0 million in net cash for the acquisitions of Pavonia and SeaBright during the three months ended March 31, 2013, as compared to nil for the three months ended March 31, 2012;

(ii)	a decrease of $30.6 million in the sales and maturities of available-for-sale securities between 2013 and 2012; partially offset by

(iii)	a decrease of $42.3 million in the funding of other investments between 2013 and 2012; and

(iv)	a decrease of $26.1 million in restricted cash and cash equivalents between 2013 and 2012.

We expect to continue to have net proceeds on sales and maturities of available-for-sale securities, as new securities purchased are designated as trading securities.

Financing

Net cash provided by financing activities was $225.3 million during the three months ended March 31, 2013 compared to net cash used of $11.3 million during the three months ended March 31, 2012. This $236.5 million increase in cash provided by financing activities was primarily attributable to the following:

(i)	a $227.0 million increase in cash received attributable to bank loans during the three months ended March 31, 2013 primarily in connection with our acquisition funding requirements; and

(ii)	a decrease of $9.5 million in dividends paid to noncontrolling interest between 2013 and 2012.

Investments

The table below shows the aggregate amounts of our investments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$450,921	8.6%	$366,863	10.9%
Non-U.S. government	514,590	9.8%	389,578	11.6%
Corporate	3,012,459	57.3%	1,715,870	51.2%
Municipal	227,512	4.3%	20,446	0.6%
Residential mortgaged-backed	167,244	3.2%	120,092	3.6%
Commercial mortgage-backed	178,301	3.4%	131,329	3.9%
Asset-backed	138,846	2.7%	79,264	2.4%

Fixed maturities	4,689,873	89.3%	2,823,442	84.2%
Other investments	432,034	8.2%	414,845	12.4%
Equities-U.S.	99,618	1.9%	92,406	2.8%
Equities-International	31,776	0.6%	22,182	0.6%

Total investments	$5,253,301	100.0%	$3,352,875	100.0%

As at March 31, 2013, we held investments totaling $5.25 billion, compared to $3.35 billion at December 31, 2012, with net unrealized appreciation included in accumulated comprehensive income of $4.3 million compared to $5.7 million at December 31, 2012. As at March 31, 2013, we had approximately $1.3 billion of restricted assets compared to approximately $1.0 billion at December 31, 2012.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

Our strategy of commuting our property and casualty liabilities has the potential to accelerate the natural payout of these losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio related to our property and casualty business consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, an equity fund and a real estate debt fund. At March 31, 2013, these other investments totaled $432.0 million, or 8.2%, of our total investments (December 31, 2012: $414.8 million or 12.4%). We expect to increase amounts invested in other investments because we have not fully funded all existing investment commitments in this asset class.

Fixed Maturity Investments

Our investment guidelines govern the types of investments we make, including with respect to credit quality ratings.

The maturity distribution for our fixed maturity investments held as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
Due in one year or less	$931,779	19.9%	$1,032,614	36.6%
Due after one year through five years	1,989,518	42.4%	1,342,257	47.5%
Due after five years through ten years	545,889	11.7%	99,957	3.5%
Due after ten years	738,296	15.7%	17,929	0.6%

Fixed maturities	4,205,482	89.7%	2,492,757	88.2%
Residential mortgage-backed	167,244	3.6%	120,092	4.3%
Commercial mortgage-backed	178,301	3.8%	131,329	4.7
Asset-backed	138,846	2.9%	79,264	2.8%

Total	$4,689,873	100.0%	$2,823,442	100.0%

As at March 31, 2013 and December 31, 2012, our fixed maturity investments and short-term investment portfolio had an average credit quality rating of A+ and AA-, respectively. At March 31, 2013 and December 31, 2012, our fixed maturity investments rated BBB or lower comprised 10.0% and 11.3% of our total investment portfolio, respectively.

At March 31, 2013, we had $408.3 million of short-term investments (December 31, 2012: $319.1 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following table summarizes the composition of the amortized cost and fair value of our fixed maturity investments, short term investments and other investments at the date indicated by ratings as assigned by major rating agencies.

At March 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$446,354	$450,921	8.6%	$—	$401,027	$49,894	$—	$—	$—
Non-U.S. government	510,825	514,590	9.8%	270,632	181,008	62,268	682	—	—
Corporate	3,001,228	3,012,459	57.3%	157,752	771,755	1,588,243	424,092	43,286	27,331
Municipal	226,280	227,512	4.3%	40,006	154,612	31,871	141	—	882
Residential mortgage-backed	166,858	167,244	3.2%	5,214	147,415	4,746	8,269	1,596	4
Commercial mortgage-backed	177,886	178,301	3.4%	51,770	53,385	29,986	32,523	10,637	—
Asset-backed	138,587	138,846	2.7%	116,896	11,109	9,439	140	1,238	24

Total fixed maturity investments	$4,668,018	4,689,873	89.3%	642,270	1,720,311	1,776,447	465,847	56,757	28,241

				13.7%	36.7%	37.9%	9.9%	1.2%	0.6%
Equities
U.S.		99,618	1.9%	—	—	—	—	—	99,618
International		31,776	0.6%	—	—	—	—	—	31,776

Total equities		131,394	2.5%	—	—	—	—	—	131,394

				0%	0%	0%	0%	0%	100.0%
Other investments
Private equity funds		131,463	2.5%	—	—	—	—	—	131,463
Fixed income funds		156,012	3.0%	—	—	—	—	—	156,012
Fixed income hedge funds		56,911	1.1%	—	—	—	—	—	56,911
Equity fund		61,335	1.2%	—	—	—	—	—	61,335
Real estate debt fund		21,418	0.3%	—	—	—	—	—	21,418
Other		4,895	0.1%	—	—	—	—	—	4,895

Total other investments		432,034	8.2%	—	—	—	—	—	432,034

				0%	0%	0%	0%	0%	100.0%
Total investments		$5,253,301	100.0%	$642,270	$1,720,311	$1,776,447	$465,847	$56,757	$591,669

				12.2%	32.8%	33.8%	8.9%	1.1%	11.2%

At December 31, 2012	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$362,288	$366,863	10.9%	$—	$366,863	$—	$—	$—	$—
Non-U.S. government	380,401	389,578	11.6%	244,366	103,515	39,051	2,646	—	—
Corporate	1,694,652	1,715,870	51.2%	140,708	434,903	803,663	301,787	27,409	7,400
Municipal	19,743	20,446	0.6%	—	14,470	5,837	139	—	—
Residential mortgage-backed	119,538	120,092	3.6%	17,218	81,253	2,858	16,940	1,823	—
Commercial mortgage-backed	130,841	131,329	3.9%	62,597	9,828	29,884	21,406	7,614	—
Asset-backed	78,644	79,264	2.4%	64,237	8,177	5,070	174	1,606	—

Total fixed maturity investments	$2,786,107	2,823,442	84.2%	529,126	1,019,009	886,363	343,092	38,452	7,400

				18.7%	36.1%	31.4%	12.2%	1.4%	0.2%
Equities
U.S.		92,406	2.8%	—	—	—	—	—	92,406
International		22,182	0.6%	—	—	—	—	—	22,182

Total equities		114,588	3.4%	—	—	—	—	—	114,588

				0%	0%	0%	0%	0%	100.0%
Other investments
Private equity funds		127,696	3.8%	—	—	—	—	—	127,696
Fixed income funds		156,235	4.7%	—	—	—	—	—	156,235
Fixed income hedge funds		53,933	1.6%	—	—	—	—	—	53,933
Equity fund		55,881	1.7%	—	—	—	—	—	55,881
Real estate debt fund		16,179	0.5%	—	—	—	—	—	16,179
Other		4,921	0.1%	—	—	—	—	—	4,921

Total other investments		414,845	12.4%	—	—	—	—	—	414,845

				0%	0%	0%	0%	0%	100.0%
Total investments		$3,352,875	100.0%	$529,126	$1,019,009	$886,363	$343,092	$38,452	$536,833

				15.8%	30.4%	26.5%	10.2%	1.1%	16.0%

Eurozone Exposure

At March 31, 2013, we did not own any investments in fixed maturities (which includes bonds that are classified as cash and cash equivalents) and fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating are highlighted in the following table:

	Rating
	AAA	AA	A	Not rated	Total
	(in thousands of U.S. dollars)
Germany	$44,630	$13,660	$—	$—	$58,290
Supranationals	9,478	7,885	—	—	17,363
Denmark	1,556	—	—	—	1,556
Netherlands	25,834	2,390	—	—	28,224
Norway	16,834	23,032	—	—	39,866
France	—	26,280	—	—	26,280
Belgium	—	2,807	—	—	2,807
Finland	462	—	—	—	462
Sweden	1,999	15,455	—	—	17,454
Austria	—	1,386	—	—	1,386
Czech Republic	—	—	779	—	779

	100,793	92,895	779	—	194,467
Euro Region Government Funds	—	—	—	12,101	12,101

	$100,793	$92,895	$779	$12,101	$206,568

Our fixed maturities exposure to Eurozone Governments (which include regional and municipal governments including guaranteed agencies) by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$—	$753	$—	$1,897	$55,640	$58,290
Supranationals	7,016	5,880	766	—	3,701	17,363
Denmark	—	—	—	—	1,556	1,556
Netherlands	5,001	—	3,750	680	18,793	28,224
Norway	861	—	602	519	37,884	39,866
France	—	523	7,692	2,597	15,468	26,280
Belgium	—	—	—	—	2,807	2,807
Finland	—	—	—	—	462	462
Sweden	687	—	614	13,126	3,027	17,454
Austria	—	—	—	474	912	1,386
Czech Republic	—	—	—	—	779	779

	$13,565	$7,156	$13,424	$19,293	$141,029	$194,467

At March 31, 2013, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) where the ultimate parent company of the issuer was located within the Eurozone. This includes investments that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$303	$1,598	$32,400	$5,748	$—	$40,049
Belgium	—	—	14,456	—	—	14,456
Netherlands	3,342	43,150	43,752	33,295	—	123,539
Sweden	—	13,829	4,719	—	—	18,548
Norway	—	6,968	1,529	—	30,376	38,873
France	24,761	8,698	24,136	3,119	10,409	71,123
Spain	—	2,968	—	13,456	—	16,424
Italy	—	—	8,318	24,480	513	33,311
Austria	396	—	—	—	—	396

	$28,802	$77,211	$129,310	$80,098	$41,298	$356,719

	Sector
	Financial	Industrial	Utility	Energy	Telecom	Food	Total
	(in thousands of U.S. dollars)
Germany	$7,735	$16,743	$—	$—	$5,430	$10,141	$40,049
Belgium	—	—	—	—	—	14,456	14,456
Netherlands	73,334	—	23,112	21,068	—	6,025	123,539
Sweden	14,848	—	3,258	—	442	—	18,548
Norway	31,905	—	—	6,968	—	—	38,873
France	49,132	7,616	6,962	—	4,176	3,237	71,123
Spain	2,968	—	—	—	13,456	—	16,424
Italy	1,006	—	—	8,318	23,987	—	33,311
Austria	396	—	—	—	—	—	396

	$181,324	$24,359	$33,332	$36,354	$47,491	$33,859	$356,719

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$6,143	$2,505	$8,052	$5,662	$17,687	$40,049
Belgium	—	—	406	—	14,050	14,456
Netherlands	13,832	8,112	6,599	22,587	72,409	123,539
Sweden	—	—	7,947	996	9,605	18,548
Norway	19,389	—	—	—	19,484	38,873
France	4,872	4,795	3,296	20,531	37,629	71,123
Spain	13,284	—	3,140	—	—	16,424
Italy	—	513	11,433	12,554	8,811	33,311
Austria	—	—	—	396	—	396

	$57,520	$15,925	$40,873	$62,726	$179,675	$356,719

Investments issued by companies located in the United Kingdom and Switzerland are not included in the tables above. None of the investments we owned at March 31, 2013 were considered impaired and we do not expect to incur any significant losses on these investments.

Long-Term Debt

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions and significant new business transactions, our revolving credit facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes, and surplus notes acquired in connection with the SeaBright acquisition. We draw down on the loan facilities at the time of an acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company.

On February 5, 2013, we fully drew down the $111.0 million available under a four-year term loan facility provided by National Australia Bank and Barclays Bank PLC, or the SeaBright Facility, in connection with the acquisition of SeaBright. In addition, on February 5, 2013 and March 26, 2013, we borrowed $56.0 million and $60.0 million, respectively, under the EGL Revolving Credit Facility.

Total amounts of loans payable outstanding, including accrued interest, as of March 31, 2013 and December 31, 2012, totaled $347.0 million and $107.4 million, respectively.

As of March 31, 2013, all of the covenants relating to our three outstanding credit facilities (the SeaBright Facility, the term facility related to our 2011 acquisition of Clarendon National Insurance Company, and the EGL Revolving Credit Facility) were met.

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of these credit facilities.

SeaBright Surplus Notes

On May 26, 2004, SeaBright issued, in a private placement, $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd., with Wilmington Trust Company acting as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the three-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which SeaBright may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. Excess Interest has not applied during the periods the notes have been outstanding. The interest rate in effect as at March 31, 2013 was 4.3%.

Interest and principal may be paid only upon the prior approval of the Illinois Department of Insurance. In the event of default, as defined, or failure to pay interest due to lack of Illinois Department of Insurance approval, SeaBright would be prohibited from paying dividends on its capital stock. If an event of default occurs and is continuing, the principal and accrued interest would become immediately due and payable.

The notes are redeemable prior to 2034 by SeaBright, in whole or in part, on any interest payment date. We intend to repay the notes at the earliest possible repayment date, subject to receipt of approval from the Illinois Department of Insurance.

Interest expense from February 7, 2013 (the date of acquisition of SeaBright) to March 31, 2013 was $0.1 million.

Aggregate Contractual Obligations

We have updated the amounts and categories of our contractual obligations previously provided on page 98 of our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect changes in gross reserves, operating lease obligations, investment commitments and loan repayments during the three months ended March 31, 2013, as well as the assumption of policy benefits for life and annuity contracts as a result of the acquisition of the Pavonia companies.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for loss and loss adjustment expenses (1)	$4,422.0	$827.0	$1,454.9	$769.6	$1,370.5
Policy benefits for life and annuity contracts (2)	2,632.0	82.7	155.8	139.4	2,254.1
Operating lease obligations	23.0	5.4	16.0	1.6	—
Investing Activities
Investment commitments	84.2	44.3	31.6	8.3	—
Financing Activities
Loan repayments (including interest payments)	358.8	153.4	205.4	—	—

Total	$7,520.0	$1,112.8	$1,863.7	$918.9	$3,624.6

(1)	The reserves for loss and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of March 31, 2013 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for loss and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of March 31, 2013 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at March 31, 2013 of $1,255.6 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Commitments and Contingencies

There have been no material changes in our commitments or contingencies since December 31, 2012. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information. Refer also to Item 1, “Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q for information regarding our litigation matters.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2012. As a result of the SeaBright and Pavonia acquisitions, we have adopted certain new critical accounting policies during the three months ended March 31, 2013, which are described below.

Premium revenue recognition

Property and casualty

Our property and casualty premiums written are earned on a pro-rata basis over the coverage period. Our reinsurance premiums are recorded at the inception of the policy and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. A change in reinsurance premium estimates is made when additional information regarding changes in underlying exposures is obtained. Such changes in estimates are expected and may result in significant adjustments in future periods. We record any adjustments as premiums written in the period they are determined.

With respect to retrospectively rated contracts (where additional premium would be due should losses exceed pre-determined, contractual thresholds), any additional premiums are based upon contractual terms and management judgment is involved in estimating the amount of losses that we expect to be ceded. Additional premiums would be recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features would result in changes in additional premiums recognized.

Life and annuity

We generally recognize premiums from traditional life, credit and annuity policies with life contingencies as revenue when due from policyholders. Traditional life and credit policies include those contracts with fixed and guaranteed premiums and benefits. We match benefits and expenses with revenue to result in the recognition of profit over the life of the contracts. We report premiums from annuity contracts without life contingencies as annuity deposits. Policy benefits and claims that are charged to expenses include benefit claims incurred in the period in excess of related policyholders’ account balances. The Pavonia companies did not write any variable annuity reinsurance business.

Life and annuity benefits

We estimate our life and annuity benefit and claim reserves on a present value basis using standard actuarial techniques and cash flow models. We establish and maintain our life and annuity reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable.

Since the development of the life and annuity reserves is based upon cash flow projection models, we must make estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves were adjusted at the time we acquired the Pavonia companies. These assumptions are locked-in throughout the life of the contract unless there is material adverse change.

We review these assumptions no less than annually. The review process involves analyzing assumptions and determining whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If management’s review indicates that reserves should be greater than those currently held, then the locked-in assumptions would be revised and a charge for life and annuity benefits would be recognized at that time.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the contracts, the reserving process, while based on actuarial techniques, is inherently uncertain.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2013, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Factors that could cause actual results to differ materially from those suggested by the forward looking statements include:

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2012. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2013.

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