Form 10-Q/A
period 2013-03-31
Enstar Group LTD
filed 2013-08-09
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Enstar Group Limited (“we” or “the Company”) is filing this Amendment on Form 10-Q/A (the “Amended Report”), as an amendment of our Quarterly Report on Form 10-Q that was originally filed on May 10, 2013 (the “Original Report”), in order to amend and restate our unaudited condensed consolidated balance sheet and related financial information as of March 31, 2013 to correct a misstatement. The misstatement had no impact on the total investments or total assets reported in the condensed consolidated balance sheet as at March 31, 2013 in the Original Report. The misstatement did not impact our revenue, net earnings, comprehensive income, or shareholders’ equity.

The misstatement was made in connection with our accounting for the acquisition of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (collectively with the subsidiaries of HLIC DE, the “Pavonia companies”), an acquisition that closed on March 31, 2013. We have determined that approximately $886.7 million of the approximately $1,257.1 million of short-term and fixed maturity investments acquired in our acquisition of the Pavonia companies should have been classified as held-to-maturity, rather than trading, as previously reported. The following table shows the previously reported balances, adjustments, and restated amounts:

Balance as of March 31, 2013	As Previously Reported	Adjustments	As Restated
	(expressed in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$408,254	$(10,268)	$397,986
Short-term investments, held-to-maturity, at amortized cost	0	10,268	10,268
Fixed maturities, trading, at fair value	4,091,509	(876,474)	3,215,035
Fixed maturities, held-to-maturity, at amortized cost	0	876,474	876,474
Fixed maturities, available-for-sale, at fair value	190,110	0	190,110
Equities, trading, at fair value	131,394	0	131,394
Other investments, at fair value	432,034	0	432,034

Total investments	$5,253,301	$0	$5,253,301

We are filing this Amended Report in order to amend the following items in Part I of our Original Report to the extent necessary to reflect the adjustments shown in the table above and to make corresponding revisions to our financial information cited elsewhere in this Amended Report:

(i)	Item 1. — Financial Statements (Unaudited): specifically, (i) condensed consolidated balance sheet as of March 31, 2013, (ii) Note 1 — Significant Accounting Policies, (iii) Note 2 — Acquisitions (with respect to the Pavonia acquisition); and (iv) Note 4 — Investments;

(ii)	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (solely with respect to “Investments” and “Critical Accounting Policies”); and

(iii)	Item 4 — Controls and Procedures.

We have also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. None of the remaining items of our Original Report have been amended or affected, but we have repeated these items in this Amended Report solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report (May 10, 2013), and we have not updated the disclosures to speak as of a later date. This Amended Report should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the Original Report.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

	March 31, 2013 (Restated)	December 31, 2012
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$397,986	$319,111
Short-term investments, held-to-maturity, at amortized cost	10,268	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013 — $185,778; 2012 — $245,396)	190,110	251,121
Fixed maturities, trading, at fair value	3,215,035	2,253,210
Fixed maturities, held-to-maturity, at amortized cost	876,474	—
Equities, trading, at fair value	131,394	114,588
Other investments, at fair value	432,034	414,845

Total investments	5,253,301	3,352,875
Cash and cash equivalents	640,356	654,890
Restricted cash and cash equivalents	346,719	299,965
Accrued interest receivable	43,941	22,932
Accounts receivable	35,430	15,399
Premiums receivable	81,080	—
Income taxes recoverable	4,388	11,302
Reinsurance balances recoverable	1,190,531	1,122,919
Funds held by reinsured companies	333,650	365,252
Goodwill	21,222	21,222
Other assets	93,308	15,487

TOTAL ASSETS	$8,043,926	$5,882,243

LIABILITIES
Losses and loss adjustment expenses	$4,154,920	$3,661,154
Policy benefits for life and annuity contracts	1,255,632	—
Unearned premium	81,935	—
Insurance and reinsurance balances payable	183,790	143,123
Accounts payable and accrued liabilities	83,562	73,258
Income taxes payable	27,978	23,023
Loans payable	346,970	107,430
Other liabilities	124,644	99,022

TOTAL LIABILITIES	6,259,431	4,107,010

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

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$12,985	$15,407
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Net realized and unrealized investment gains	(11,189)	(23,042)
Net realized and unrealized gains from other investments	(18,931)	(2,340)
Other items	413	1,653
Depreciation and amortization	254	317
Net amortization of bond premiums and discounts	8,513	8,915
Net movement of trading securities held on behalf of policyholders	1,646	5,261
Sales and maturities of trading securities	793,980	555,018
Purchases of trading securities	(790,179)	(607,978)
Changes in assets and liabilities:
Reinsurance balances recoverable	49,885	148,381
Other assets	83,091	43,322
Losses and loss adjustment expenses	(99,970)	(145,654)
Insurance and reinsurance balances payable	(2,073)	(33,831)
Accounts payable and accrued liabilities	(29,353)	(7,123)
Other liabilities	11,520	27,647

Net cash flows provided by (used in) operating activities	10,592	(14,047)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(283,960)	—
Sales and maturities of available-for-sale securities	59,631	90,276
Movement in restricted cash and cash equivalents	(46,754)	(72,856)
Funding of other investments	288	(42,021)
Other investing activities	120	(433)

Net cash flows used in investing activities	(270,675)	(25,034)

FINANCING ACTIVITIES:
Dividends paid to noncontrolling interest	(1,740)	(11,250)
Receipt of loans	227,000	—

Net cash flows provided by (used in) financing activities	225,260	(11,250)

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	20,289	(7,328)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,534)	(57,659)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	654,890	850,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$640,356	$792,815

Supplemental Cash Flow Information
Net income taxes paid (recovered)	$3,291	$(159)
Interest paid	$1,608	$1,717

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 and December 31, 2012

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (Restated)

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

Restatement of Condensed Consolidated Balance Sheet and Related Financial Information as of March 31, 2013

The Company has restated its unaudited condensed consolidated balance sheet and related financial information as of March 31, 2013 to correct a misstatement related to investments. The misstatement had no impact on the total investments or total assets reported in the condensed consolidated balance sheet as at March 31, 2013 that was included in the Quarterly Report on Form 10-Q filed on May 10, 2013. The misstatement did not impact the Company’s revenue, net earnings, comprehensive income, or shareholders’ equity.

The misstatement was made in connection with the Company’s accounting for the acquisition of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (collectively with the subsidiaries of HLIC DE, the “Pavonia companies”), an acquisition that closed on March 31, 2013. The Company has determined that approximately $886.7 million of the approximately $1,257.1 million of short-term and fixed maturity investments acquired in its acquisition of the Pavonia companies should have been classified as held-to-maturity rather than trading, as previously reported. The following table shows the previously reported balances, adjustments, and restated amounts:

Balance as of March 31, 2013	As Previously Reported	Adjustments	As Restated
	(expressed in thousands of U.S. dollars)
Short-term investments, trading, at fair value	$408,254	$(10,268)	$397,986
Short-term investments, held-to-maturity, at amortized cost	0	10,268	10,268
Fixed maturities, trading, at fair value	4,091,509	(876,474)	3,215,035
Fixed maturities, held-to-maturity, at amortized cost	0	876,474	876,474
Fixed maturities, available-for-sale, at fair value	190,110	0	190,110
Equities, trading, at fair value	131,394	0	131,394
Other investments, at fair value	432,034	0	432,034

Total investments	$5,253,301	$0	$5,253,301

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES (Restated) — (cont’d)

Significant New Accounting Policies

As a result of the acquisitions of SeaBright Holdings, Inc. (“SeaBright”) and the Pavonia companies, each described in Note 2 – “Acquisitions”, the Company has adopted certain new significant accounting policies during the three months ended March 31, 2013. Other than the policies described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES (Restated) — (cont’d)

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

Since the development of the life and annuity reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefit reserves are determined at the inception of the contracts, reviewed and adjusted at the point of acquisition as required, and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they result in a material adverse reserve change. The Company establishes these estimates based upon transaction-specific historical experience, information provided by the ceding company for the assumed business and industry experience. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review indicates that reserves should be greater than those currently held, then the locked-in assumptions are revised and a charge for life and annuity benefits is recognized at that time.

Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the contracts, the reserving process, while based on actuarial techniques, is inherently uncertain.

(d)    Investments

Short-term investments and fixed maturity investments

Short-term investments comprise investments with a maturity greater than three months but less than one year from the date of purchase. Fixed maturities comprise investments with a maturity of one year and greater from the date of purchase.

Short-term investments and fixed maturities classified as trading are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1. SIGNIFICANT ACCOUNTING POLICIES (Restated) — (cont’d)

losses. Investment purchases and sales are recorded on a trade-date basis. Realized gains and losses on the sale of investments are based upon specific identification of the cost of investments.

Short-term investments and fixed maturity investments classified as held-to-maturity securities, which are securities that the Company has the positive intent and ability to hold to maturity, are carried at amortized cost. The cost of short-term investments and fixed maturities are adjusted for amortization of premiums and accretion of discounts.

Fixed maturity investments classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Realized gains and losses on sales of investments classified as available-for-sale are recognized in the consolidated statements of earnings. Amortization of premium or discount is recognized using the effective yield method and included in net investment income. For mortgage-backed and asset-backed investments, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis.

Fixed maturity investments classified as available-for-sale and held-to-maturity are reviewed quarterly to determine if they have sustained an impairment of value that is, based on management’s judgement, considered to be other than temporary. The process includes reviewing each fixed maturity investment that is below cost and: (1) determining if the Company has the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, whether the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment is less than the amortized cost basis of the investment. In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments. If management concludes an investment is other-than-temporarily impaired (“OTTI”) then the difference between the fair value and the amortized cost of the investment is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount would have an impact on the Company’s earnings.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES (Restated) — (cont’d)

the financial statement that reports net earnings or in the notes) the effects of reclassification out of accumulated other comprehensive income. The Company adopted this guidance effective January 1, 2013. The adoption of the guidance did not have a material impact on the consolidated financial statements.

2.	ACQUISITIONS (Restated)

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

The purchase price and fair value of the assets acquired in the SeaBright acquisition were as follows:

Purchase price	$252,091

Net assets acquired at fair value	$252,091

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS (Restated) — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading, at fair value	$25,171
Fixed maturities, trading, at fair value	683,780

Total investments	708,951
Cash and cash equivalents	41,846
Accrued interest receivable	6,344
Premiums receivable	112,510
Reinsurance balances recoverable	117,462
Other assets	4,515

TOTAL ASSETS	$991,628

LIABILITIES
Losses and loss adjustment expenses	$592,774
Unearned premium	93,897
Loans payable	12,000
Insurance balances payable	3,243
Other liabilities	37,623

TOTAL LIABILITIES	739,537

NET ASSETS ACQUIRED AT FAIR VALUE	$252,091

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

The purchase price and fair value of the assets acquired in the Pavonia acquisition were as follows:

Purchase price	$155,564

Net assets acquired at fair value	$155,564

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS (Restated) — (cont’d)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS	(Restated)

Short-term investments, trading, at fair value	$40,404
Short-term investments, held-to-maturity, at fair value	10,268
Fixed maturities, trading, at fair value	329,985
Fixed maturities, held-to-maturity, at fair value	876,474

Total investments	1,257,131
Cash and cash equivalents	81,849
Accrued interest receivable	15,183
Funds held by reinsured companies	47,761
Other assets	59,002

TOTAL ASSETS	$1,460,926

LIABILITIES
Policy benefits for life and annuity contracts	$1,255,632
Reinsurance balances payable	39,477
Unearned premium	5,618
Other liabilities	4,635

TOTAL LIABILITIES	1,305,362

NET ASSETS ACQUIRED AT FAIR VALUE	$155,564

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

4.	INVESTMENTS (Restated)

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	March 31, 2013 (Restated)	December 31, 2012
U.S. government and agency	$426,383	$361,906
Non-U.S. government	400,486	265,722
Corporate	2,087,451	1,598,876
Municipal	227,512	20,446
Residential mortgage-backed	162,658	115,594
Commercial mortgage-backed	178,301	130,848
Asset-backed	130,230	78,929
Equities — U.S.	99,618	92,406
Equities — International	31,776	22,182

	$3,744,415	$2,686,909

The increase of $1.06 billion in the Company’s investments in fixed maturities, short-term investments and equities classified as trading securities for the three months ended March 31, 2013 was primarily a result of the completion of the acquisitions of SeaBright and the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s investments in fixed maturity securities and short-term investments classified as trading:

As at March 31, 2013	Fair Value (Restated)	% of Total Fair Value
AAA	$499,821	13.8%
AA	1,409,575	39.0%
A	1,212,198	33.6%
BBB or lower	466,222	12.9%
Not Rated	25,205	0.7%

	$3,613,021	100.0%

As at December 31, 2012	Fair Value	% of Total Fair Value
AAA	$418,297	16.3%
AA	958,267	37.2%
A	812,428	31.6%
BBB or lower	376,347	14.6%
Not Rated	6,982	0.3%

	$2,572,321	100.0%

Held-to-maturity

The amortized cost and estimated fair values of the Company’s short-term investments and fixed maturity securities classified as held-to-maturity were as follows:

As at March 31, 2013 (Restated)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,916	$—	$—	$19,916
Non-U.S. government	21,971	—	—	21,971
Corporate	836,164	—	—	836,164
Residential mortgage-backed	366	—	—	366
Asset-backed	8,325	—	—	8,325

	$886,742	$—	$—	$886,742

The increase of $886.7 million in the Company’s short-term investments and fixed maturity securities classified as held-to-maturity securities for the three months ended March 31, 2013 was a result of the completion of the acquisition of the Pavonia companies. As at December 31, 2012, the Company had no investments classified as held-to-maturity.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

The contractual maturities of the Company’s short-term investments and fixed maturity securities classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2013 (Restated)	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$10,268	$10,268	1.2%
Due after one year through five years	66,906	66,906	7.5%
Due after five years through ten years	129,421	129,421	14.6%
Due after ten years	671,456	671,456	75.7%

	878,051	878,051	99.0%
Residential mortgage-backed	366	366	0.1%
Asset-backed	8,325	8,325	0.9%

	$886,742	$886,742	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s short-term investments and fixed maturity securities classified as held-to-maturity:

As at March 31, 2013 (Restated)	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$56,865	$56,865	6.4%
AA	263,470	263,470	29.7%
A	508,429	508,429	57.3%
BBB or lower	55,442	55,442	6.3%
Not Rated	2,536	2,536	0.3%

	$886,742	$886,742	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at March 31, 2013
U.S. government and agency	$4,203	$419	$—	$4,622
Non-U.S. government	89,617	2,587	(72)	92,132
Corporate	87,609	1,864	(629)	88,844
Residential mortgage-backed	4,052	210	(42)	4,220
Commercial mortgage-backed	—	—	—	—
Asset-backed	297	3	(8)	292

	$185,778	$5,083	$(751)	$190,110

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2012
U.S. government and agency	$4,503	$454	$—	$4,957
Non-U.S. government	120,634	3,373	(151)	123,856
Corporate	115,139	2,379	(524)	116,994
Residential mortgage-backed	4,308	230	(40)	4,498
Commercial mortgage-backed	474	7	—	481
Asset-backed	338	9	(12)	335

	$245,396	$6,452	$(727)	$251,121

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

As at March 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$115,178	$115,243	60.6%
Due after one year through five years	63,166	66,742	35.1%
Due after ten years	3,085	3,613	1.9%

	181,429	185,598	97.6%
Residential mortgage-backed	4,052	4,220	2.2%
Asset-backed	297	292	0.2%

	$185,778	$190,110	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$173,113	$173,949	69.3%
Due after one year through five years	64,089	68,298	27.2%
Due after ten years	3,074	3,560	1.4%

	240,276	245,807	97.9%
Residential mortgage-backed	4,308	4,498	1.8%
Commercial mortgage-backed	474	481	0.2%
Asset-backed	338	335	0.1%

	$245,396	$251,121	100.0%

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

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2013 (Restated)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$431,005	$—	$431,005
Non-U.S. government	—	492,619	—	492,619
Corporate	—	2,175,741	555	2,176,296
Municipal	—	227,512	—	227,512
Residential mortgage-backed	—	166,877	—	166,877
Commercial mortgage-backed	—	178,301	—	178,301
Asset-backed	—	130,521	—	130,521
Equities — U.S.	84,255	11,363	4,000	99,618
Equities — International	12,066	19,710	—	31,776
Other investments	—	217,347	214,687	432,034

Total investments	$96,321	$4,050,996	$219,242	$4,366,559

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$366,863	$—	$366,863
Non-U.S. government	—	389,578	—	389,578
Corporate	—	1,715,330	540	1,715,870
Municipal	—	20,446	—	20,446
Residential mortgage-backed	—	120,092	—	120,092
Commercial mortgage-backed	—	131,329	—	131,329
Asset-backed	—	79,264	—	79,264
Equities — U.S.	83,947	5,058	3,401	92,406
Equities — International	10,377	11,805	—	22,182
Other investments	—	212,115	202,730	414,845

Total investments	$94,324	$3,051,880	$206,671	$3,352,875

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

The following table presents the Company’s fair value hierarchy for those assets classified as held-to-maturity and carried at amortized cost in the condensed consolidated balance sheet as at March 31, 2013 (as at December 31, 2012, all of the Company’s assets were carried at fair value):

	March 31, 2013 (Restated)
	Quoted Prices in Active Markets for Identical Assets (Level 1) Restated	Significant Other Observable Inputs (Level 2) Restated	Significant Unobservable Inputs (Level 3) Restated	Total Fair Value Restated
U.S. government and agency	$—	$19,916	$—	$19,916
Non-U.S. government	—	21,971	—	21,971
Corporate	—	836,163	—	836,163
Municipal	—	—	—	—
Residential mortgage-backed	—	367	—	367
Commercial mortgage-backed	—	—	—	—
Asset-backed	—	8,325	—	8,325
Equities — U.S.	—	—	—	—
Equities — International	—	—	—	—
Other investments	—	—	—	—

Total investments	$—	$886,742	$—	$886,742

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

Net Realized and Unrealized Gains

Components of net realized and unrealized gains are as follows:

	Three Months Ended March 31,
	2013	2012
Gross realized gains on available-for-sale securities	$65	$430
Gross realized losses on available-for-sale securities	(17)	(423)
Net realized gains on trading securities	6,009	4,095
Net unrealized gains on trading securities	5,132	18,940
Net realized and unrealized gains on other investments	18,931	2,340

Net realized and unrealized gains	$30,120	$25,382

Proceeds from sales and maturities of available-for-sale securities	$59,631	$90,276

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended March 31,
	2013	2012
Interest from fixed maturity investments	$20,625	$20,493
Net amortization of bond premiums and discounts	(8,513)	(8,706)
Dividends from equities	1,091	621
Other investments	61	228
Interest from cash and cash equivalents and short-term investments	3,081	4,371
Interest on other receivables	618	1,210
Other income	1,397	2,564
Interest on deposits held with clients	1,194	297
Investment expenses	(1,591)	(635)

	$17,963	$20,443

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS (Restated) — (cont’d)

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

As discussed in Note 1 to the condensed consolidated financial statements, the March 31, 2013 condensed consolidated financial statements have been restated to correct a misstatement.

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

/s/ KPMG Audit Limited

Hamilton, Bermuda

May 9, 2013, except as to the restatement discussed in Note 1 to the condensed consolidated financial statement, which is as of August 9, 2013

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

(ii)	a decrease of $9.5 million in dividends paid to noncontrolling interest between 2013 and 2012.

Investments

The table below shows the aggregate amounts of our investments carried at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$431,005	9.9%	$366,863	10.9%
Non-U.S. government	492,619	11.3%	389,578	11.6%
Corporate	2,176,295	49.8%	1,715,870	51.2%
Municipal	227,512	5.2%	20,446	0.6%
Residential mortgaged-backed	166,878	3.8%	120,092	3.6%
Commercial mortgage-backed	178,301	4.1%	131,329	3.9%
Asset-backed	130,521	3.0%	79,264	2.4%

Fixed maturities	3,803,131	87.1%	2,823,442	84.2%
Other investments	432,034	9.9%	414,845	12.4%
Equities-U.S.	99,618	2.3%	92,406	2.8%
Equities-International	31,776	0.7%	22,182	0.6%

Total investments	$4,366,599	100.0%	$3,352,875	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$19,916	2.2%	$—	—%
Non-U.S. government	21,971	2.5%	—	—%
Corporate	836,164	94.3%	—	—%
Residential mortgaged-backed	366	0.1%	—	—%
Asset-backed	8,325	0.9%	—	—%

Total investments	$886,742	100.0%	$—	—%

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

Our fixed maturity investments associated with our annuity business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we will invest surplus cash flows from maturities into longer dated fixed maturities. As at March 31, 2013, the duration of our fixed maturity investment portfolio associated with our annuity business was shorter than the liabilities, as a significant value of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our life business (excluding annuities) are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at March 31, 2013, the duration of our fixed maturity investment portfolio associated with our life business (excluding annuities) was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity Investments

Our investment guidelines govern the types of investments we make, including with respect to credit quality ratings.

The maturity distribution for all our fixed maturity investments held as of March 31, 2013 and December 31, 2012 was as follows:

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

Investments

Short-term Investments and Fixed Maturity Investments

Short-term investments comprise investments with a maturity greater than three months but less than one year from the date of purchase. Fixed maturity investments comprise investments with a maturity of one year and greater from the date of purchase. We classify our short-term investments and fixed maturity investments as trading, held-to-maturity, or available-for-sale depending on the nature of the investments and our intent and abilities with respect thereto.

Short-term investments and fixed maturities classified as trading are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses. Investment purchases and sales are recorded on a trade-date basis, and realized gains and losses on the sale of investments are based upon specific identification of the cost of investments.

Short-term investments and fixed maturity investments classified as held-to-maturity securities, which are securities that we have the positive intent and ability to hold to maturity, are carried at amortized cost. We adjust the cost of short-term investments and fixed maturities for amortization of premiums and accretion of discounts.

Fixed maturity investments classified as available-for-sale and held-to-maturity are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Realized gains and losses on sales of investments classified as available-for-sale are recognized in the consolidated statements of earnings. Amortization of premium or accretion of discount is recognized using the effective yield method and included in net investment income. For mortgage-backed and asset-backed investments, and any other holdings for which there is a prepayment risk, we evaluate and revise prepayment assumptions retrospectively on a regular basis, which is a process that involves significant management judgment.

Fixed maturity investments are subject to fluctuations in fair value due to changes in interest rates, changes in issuer-specific circumstances such as credit rating and changes in industry specific-circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. At maturity, absent any credit loss, fixed maturity investments’ amortized costs will equal their fair values and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available-for-sale or trading investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net earnings for such period.

We perform regular reviews of our available-for-sale and held-to-maturity fixed maturities portfolios and utilize a process that considers numerous indicators in order to identify investments that are showing signs of potential other-than-temporary impairment losses. These indicators include the length of time and extent of the unrealized loss, any specific adverse conditions, historic and implied volatility of the security, failure of the issuer of the security to make scheduled interest payments, significant rating changes and recoveries or additional declines in fair value subsequent to the balance sheet date. The consideration of these indicators and the estimation of credit losses involve significant management judgment.

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

Evaluation of Disclosure Controls and Procedures

As of March 31, 2013, our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2013, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the identification of securities to be classified as either available-for-sale, held-to-maturity or trading at the date of a business combination involving a life insurance business. This material weakness resulted in amending and restating our condensed consolidated balance sheet and related financial information as of March 31, 2013 and the filing of this Amended Report. Solely as a result of this material weakness, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

Our management, with the oversight of our audit committee, has taken steps to remediate the underlying causes of the material weakness, including implementation of enhanced controls relating to evaluation and classification of securities acquired in a business combination. Specifically, we now require the classification of investment portfolios acquired to be included in the purchase accounting documentation that is reviewed by our Chief Financial Officer. Notwithstanding the identified material weakness, management believes the financial statements included in this Amended Report fairly present in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

Changes in Internal Controls

Except as described above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2013.

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