Form 10-Q
period 2013-06-30
Enstar Group LTD
filed 2013-08-09
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 6, 2013, the registrant had outstanding 13,900,434 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$401,702	$319,111
Short-term investments, held-to-maturity, at amortized cost	10,135	—
Fixed maturities, trading, at fair value	3,227,790	2,253,210
Fixed maturities, held-to-maturity, at amortized cost	873,425	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013 — $78,359; 2012 — $245,396)	82,441	251,121
Equities, trading, at fair value	146,227	114,588
Other investments, at fair value	468,412	414,845

Total investments	5,210,132	3,352,875
Cash and cash equivalents	616,897	654,890
Restricted cash and cash equivalents	407,062	299,965
Accrued interest receivable	42,102	22,932
Accounts receivable	51,820	15,399
Premiums receivable	46,017	—
Income taxes recoverable	11,478	11,302
Deferred tax asset	41,711	9,421
Reinsurance balances recoverable	1,178,884	1,122,919
Funds held by reinsured companies	222,708	365,252
Goodwill	21,222	21,222
Other assets	24,715	6,066

TOTAL ASSETS	$7,874,748	$5,882,243

LIABILITIES
Losses and loss adjustment expenses	$4,041,236	$3,650,127
Policy benefits for life and annuity contracts	1,293,270	11,027
Unearned premium	52,056	—
Insurance and reinsurance balances payable	164,522	143,123
Accounts payable and accrued liabilities	63,571	73,258
Income taxes payable	19,854	23,023
Deferred tax liabilities	8,520	14,486
Loans payable	347,903	107,430
Other liabilities	93,595	84,536

TOTAL LIABILITIES	6,084,527	4,107,010

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2013: 156,000,000; 2012: 156,000,000)
Ordinary shares (issued and outstanding 2013: 13,800,197; 2012: 13,752,172)	13,800	13,752
Non-voting convertible ordinary shares:
Series A (issued 2013: 2,972,892; 2012: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2013: 2,725,637; 2012: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2013: 2,972,892; 2012: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	960,399	958,571
Accumulated other comprehensive income	6,529	24,439
Retained earnings	1,004,009	972,853

Total Enstar Group Limited Shareholders’ Equity	1,568,877	1,553,755

Noncontrolling interest	221,344	221,478

TOTAL SHAREHOLDERS’ EQUITY	1,790,221	1,775,233

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,874,748	$5,882,243

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned — non-life run-off	$41,216	$—	$72,136	$—
Net premiums earned — life and annuities	34,380	896	35,121	1,870
Consulting fees	2,960	1,775	5,407	3,969
Net investment income	27,252	20,894	45,215	41,337
Net realized and unrealized (losses) gains	(27,919)	1,691	2,201	27,073

	77,889	25,256	160,080	74,249

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	41,216	—	72,136	—
Reduction in estimates of net ultimate losses	(48,500)	(58,417)	(53,562)	(61,715)
Reduction in provisions for bad debt	—	(527)	—	(2,782)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,795)	(11,661)	(33,198)	(24,513)
Amortization of fair value adjustments	2,369	2,240	4,462	9,827

	(21,710)	(68,365)	(10,162)	(79,183)
Life and annuity policy benefits	29,482	896	30,223	1,870
Salaries and benefits	25,687	24,379	49,297	44,830
General and administrative expenses	20,002	14,156	37,948	29,014
Interest expense	3,091	2,062	5,526	4,173
Net foreign exchange (gains) losses	(8,403)	(627)	(3,321)	1,642

	48,149	(27,499)	109,511	2,346

EARNINGS BEFORE INCOME TAXES	29,740	52,755	50,569	71,903
INCOME TAXES	(4,542)	(11,905)	(12,386)	(15,647)

NET EARNINGS	25,198	40,850	38,183	56,256
Less: Net earnings attributable to noncontrolling interest	(6,001)	(129)	(7,027)	(5,862)

NET EARNINGS ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$19,197	$40,721	$31,156	$50,394

EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.16	$2.48	$1.89	$3.07

EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.15	$2.44	$1.87	$3.02

Weighted average ordinary shares outstanding — basic	16,525,026	16,436,401	16,519,640	16,432,001
Weighted average ordinary shares outstanding — diluted	16,693,943	16,674,792	16,685,444	16,673,250

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$25,198	$40,850	$38,183	$56,256

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on investments arising during the period	(28,010)	317	371	27,672
Reclassification adjustment for net realized and unrealized losses (gains) included in net earnings	27,919	(1,691)	(2,201)	(27,073)

Unrealized (losses) gains arising during the period, net of reclassification adjustment	(91)	(1,374)	(1,830)	599
Currency translation adjustment	(20,278)	(3,892)	(21,501)	(908)

Total other comprehensive loss	(20,369)	(5,266)	(23,331)	(309)

Comprehensive income	4,829	35,584	14,852	55,947
Less comprehensive (income) loss attributable to noncontrolling interest	(781)	643	(1,606)	(6,269)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,048	$36,227	$13,246	$49,678

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

For the Six Month Periods Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$13,752	$13,665
Issue of shares	2	3
Share awards granted/vested	46	44

Balance, end of period	$13,800	$13,712

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital — Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$958,571	$956,329
Share awards granted/vested	—	381
Issue of shares, net	319	280
Amortization of equity incentive plan	1,509	1,361

Balance, end of period	$960,399	$958,351

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$24,439	$27,096
Foreign currency translation adjustments	(16,415)	(1,487)
Net movement in unrealized holding (losses) gains on investments	(1,495)	771

Balance, end of period	$6,529	$26,380

Retained Earnings
Balance, beginning of period	$972,853	$804,836
Net earnings attributable to Enstar Group Limited	31,156	50,394

Balance, end of period	$1,004,009	$855,230

Noncontrolling Interest
Balance, beginning of period	$221,478	$297,345
Return of capital	—	(35,366)
Dividends paid	(1,740)	(18,985)
Net earnings attributable to noncontrolling interest	7,027	5,862
Foreign currency translation adjustments	(5,086)	579
Net movement in unrealized holding losses on investments	(335)	(172)

Balance, end of period	$221,344	$249,263

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$38,183	$56,256
Adjustments to reconcile net earnings to cash flows used in operating activities:
Net realized and unrealized investment losses (gains)	27,881	(22,234)
Net realized and unrealized gains from other investments	(30,082)	(4,839)
Other items	2,175	1,754
Depreciation and amortization	505	631
Net amortization of bond premiums and discounts	23,261	16,426
Net movement of trading securities held on behalf of policyholders	2,096	11,317
Sales and maturities of trading securities	1,442,946	1,125,863
Purchases of trading securities	(1,527,521)	(1,319,669)
Changes in assets and liabilities:
Reinsurance balances recoverable	60,437	382,569
Other assets	266,219	56,350
Losses and loss adjustment expenses	(203,471)	(483,702)
Policy benefits for life and annuity contracts	37,639	—
Insurance and reinsurance balances payable	(20,466)	(45,702)
Accounts payable and accrued liabilities	(49,419)	17,670
Other liabilities	(81,806)	20,755

Net cash flows used in operating activities	(11,423)	(186,555)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(283,960)	—
Sales and maturities of available-for-sale securities	160,143	183,609
Maturities of held-to-maturity securities	137	—
Movement in restricted cash and cash equivalents	(107,097)	89,775
Funding of other investments	(24,410)	(126,130)
Redemption of bond funds	—	103
Other investing activities	298	(454)

Net cash flows (used in) provided by investing activities	(254,889)	146,903

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	—	(7,236)
Dividends paid to noncontrolling interest	(1,740)	(18,985)
Receipt of loans	227,000	—
Repayment of loans	—	(115,875)

Net cash flows provided by (used in) financing activities	225,260	(142,096)

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	3,059	4,157

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,993)	(177,591)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	654,890	850,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$616,897	$672,883

Supplemental Cash Flow Information
Net income taxes paid	$16,424	$15,367
Interest paid	$3,817	$4,689

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and December 31, 2012

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. The results of operations for any interim period are not necessarily indicative of the results for a full year. Inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to the prior period reported amounts of investment income and net realized and unrealized gains and losses, net premiums earned - life and annuities, life and annuity policy benefits and losses and loss adjustment expenses to conform to the current period presentation. These reclassifications had no impact on income or net earnings previously reported.

Significant New Accounting Policies

As a result of the acquisitions of SeaBright Holdings, Inc. (“SeaBright”) and five companies from a subsidiary of HSBC Holdings plc (the “Pavonia companies”), each described in Note 2 — “Acquisitions”, the Company has adopted certain new significant accounting policies during the six months ended June 30, 2013. Other than the policies described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(a)    Premium revenue recognition

Non-life run-off

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy, unless policy language stipulates otherwise, and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. Changes in reinsurance premium estimates are expected and may result in significant adjustments in future periods. These estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined.

Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

Certain contracts that the Company has written are retrospectively rated and additional premium would be due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and management judgment is involved with respect to the estimate of the amount of losses that the Company expects to be ceded. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES — (cont’d)

period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

Life and annuities

The Pavonia companies, prior to going into run-off, wrote various U.S. and Canadian life insurance, including credit life and disability insurance, term life insurance, assumed life reinsurance and annuities. The Pavonia companies will continue to recognize premiums on term life insurance, assumed life reinsurance and credit life and disability insurance.

Premiums from term life insurance, credit life and disability insurance and assumed life reinsurance are generally recognized as revenue when due from policyholders. Term life, assumed life reinsurance and credit life and disability policies include those contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such revenue to result in the recognition of profit over the life of the contracts.

(b)    Premiums Receivable

Non-life Run-off

Premiums receivable represent amounts currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. The Company monitors the credit risk associated with premiums receivable, taking into consideration that credit risk is reduced by the Company’s contractual right to offset loss obligations or unearned premiums against premiums receivable. Amounts deemed uncollectible are charged to net earnings in the period they are determined. Changes in the estimate of premiums written will result in an adjustment to premiums receivable in the period they are determined. Certain contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums receivable on such contracts are adjusted based on the estimate of losses the Company expects to incur, and are not considered due until all losses are settled.

(c)    Life and annuity benefits

The Company’s life and annuity benefit and claim reserves are calculated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 944, Financial Services — Insurance. The Company establishes and maintains its life and annuity reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The Company reviews its life and annuity reserves regularly and performs loss recognition testing based upon cash flow projections.

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

unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they would result in a material adverse reserve change. The Company establishes these estimates based upon transaction-specific historical experience, information provided by the ceding company for the assumed business and industry experience. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review indicates that reserves should be greater than those currently held, then the locked-in assumptions are revised and a charge for life and annuity benefits is recognized at that time.

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

investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments. If management concludes an investment is other-than-temporarily impaired (“OTTI”), then the difference between the fair value and the amortized cost of the investment is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any noncredit-related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount would have an impact on the Company’s earnings.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

2.	ACQUISITIONS

The Company accounts for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the reinsurance assets and liabilities acquired relating to our non-life run-off and life and annuity acquisitions are derived from estimates of

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

Torus Insurance Holdings Limited

Amalgamation Agreement

On July 8, 2013, the Company, Veranda Holdings Ltd (“Veranda”), an entity in which the Company owns an indirect 60% interest through its 60% interest in Bayshore Holdings Limited (“Bayshore”), Hudson Securityholders Representative LLC and Torus Insurance Holdings Limited (“Torus”) entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”). The Amalgamation Agreement provides for the amalgamation (the “Amalgamation”) of Veranda and Torus (the combined entity, the “Amalgamated Company”). Torus is a global specialty insurer and holding company of six wholly-owned insurance vehicles, including one Lloyd’s syndicate.

The purchase price for the Amalgamation is $692.0 million. The Company and Kenmare Holdings Ltd. (its wholly-owned subsidiary) (“Kenmare”) will provide 60% of the purchase price and related expenses of the Amalgamation. Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, “Trident”), the owner of the remaining 40% interest in Bayshore, the parent company of Veranda, will provide 40% of the purchase price and related expenses associated with the Amalgamation. The Company will issue a combination of approximately 1,901,000 voting ordinary shares, par value $1.00 per share (the “Voting Ordinary Shares”), and approximately 711,000 newly-created Series B convertible non-voting preference shares, par value $1.00 per share (the “Non-Voting Preferred Shares”), having an aggregate value of approximately $346.0 million to partially fund the purchase price. Kenmare will contribute in cash approximately $69.2 million and Trident will contribute in cash the remaining approximately $276.8 million of the purchase price. Following the Amalgamation, the Company and Trident will continue to own, respectively, a 60% and 40% indirect interest in the Amalgamated Company through their ownership of Bayshore.

Completion of the Amalgamation is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of 2013.

Stock Issuance

FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”) will receive Voting Ordinary Shares, Non-Voting Preferred Shares and cash consideration in the transaction. In the event that the number of Voting Ordinary Shares deliverable to First Reserve at the closing of the Amalgamation would cause First Reserve, as of immediately after such closing, to beneficially own Voting Ordinary Shares that constitute more than 9.5% of the voting power of all shares of the Company, then the Company will issue to First Reserve, at the closing, the total number of shares of Voting Ordinary Shares representing 9.5% of the voting power of all shares of the Company as of immediately after the closing and Non-Voting Preferred Shares representing the remainder of the shares that First Reserve is entitled to under the Amalgamation Agreement. Corsair Specialty Investors, L.P. (“Corsair”) will receive both Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders will receive all cash. Following the Amalgamation, First Reserve will own approximately 9.5% and 11.5%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital and Corsair will own approximately 2.5% and 2.1%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

The Company and First Reserve will enter into a Shareholder Rights Agreement at the closing of the Amalgamation, under which the Company has agreed that First Reserve will have the right to designate one representative to the Company’s Board of Directors. This designation right terminates if First Reserve ceases to beneficially own at least 75% of the total number of Voting Ordinary Shares and Non-Voting Preferred Shares acquired by it under the Amalgamation Agreement.

The Company will also enter into a Registration Rights Agreement with First Reserve and Corsair at the closing of the Amalgamation that provides First Reserve and Corsair with certain rights to cause the Company to register under the Securities Act of 1933, as amended (the “Act”), the Voting Ordinary Shares (including the Voting Ordinary Shares into which the Non-Voting Preferred Shares may convert) issued pursuant to the Amalgamation and any securities issued by the Company in connection with the foregoing by way of a share dividend or share split or in connection with any recapitalization, reclassification or similar reorganization (the foregoing, collectively, “Registrable Securities”). Pursuant to the Registration Rights Agreement, the Company must file a resale shelf registration statement for the Registrable Securities within 20 business days after the closing of the Amalgamation. In addition, at any time following the six-month anniversary of the closing of the Amalgamation, First Reserve will be entitled to make three written requests for the Company to register all or any part of the Registrable Securities under the Act, subject to certain exceptions and conditions set forth in the Registration Rights Agreement. Corsair will have the right to make one such request. First Reserve and Corsair will also be granted “piggyback” registration rights with respect to the Company’s registration of Voting Ordinary Shares for its own account or for the account of one or more of its securityholders.

Trident Co-investment in Torus

In connection with the Amalgamation Agreement, the Company, Kenmare and Trident entered an Investors Agreement on July 8, 2013 governing their investments in Bayshore, and Kenmare and Trident entered into individual equity commitment letters obligating each to fund its respective portion of the purchase price for the Amalgamation noted above. Completion of Kenmare’s and Trident’s funding obligations is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Amalgamation Agreement.

Upon the funding of the equity commitments at the closing of the Amalgamation, Kenmare and Trident have agreed to enter into a Shareholders’ Agreement (the “Bayshore Shareholders’ Agreement”). Among other things, the Bayshore Shareholders’ Agreement will provide that Kenmare would appoint three members to the Bayshore board of directors and Trident would appoint two members.

The Bayshore Shareholders’ Agreement includes a five-year period during which neither party can transfer its ownership interest in Bayshore to a third party (the “Restricted Period”). Following the Restricted Period: (i) each party must offer the other party the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require Trident to participate in a sale of Bayshore to a third party as long as Kenmare owns 55% of Bayshore; (iii) each party has the right to be included on a pro rata basis in any sales made by the other party; and (iv) each party has the right to buy its pro rata share of any new securities issued by Bayshore.

During the 90-day period following the fifth anniversary of the closing of the Amalgamation, and at any time following the seventh anniversary of such closing, Kenmare would have the right to redeem Trident’s shares in Bayshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the closing, Trident would have the right to require Kenmare to purchase Trident’s shares for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering the Company’s ordinary voting shares.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

Trident is a holder of approximately 9.7% of the Company’s ordinary shares. Refer to Note 16 for information regarding the Company’s other transactions with affiliates of Trident.

Atrium and Arden

Acquisition Agreements

On June 5, 2013, the Company entered into definitive agreements with Arden Holdings Limited under which the Company will acquire Atrium Underwriting Group Limited (“Atrium”) and Arden Reinsurance Company Limited (“Arden”). Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital. Atrium specializes in accident and health, aviation, marine property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium and is currently in the process of running off certain other discontinued businesses.

The purchase price for Atrium will be approximately $183.0 million and the purchase price for Arden will be approximately $79.6 million. Completion of each transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The two transactions are governed by separate purchase agreements and the acquisition of each company is not conditioned on the acquisition of the other. Both transactions are currently expected to close by the end of 2013.

Trident Co-investment in Atrium and Arden

On July 3, 2013, Kenmare entered into an Investors Agreement with Trident with respect to the acquisitions of Atrium and Arden, pursuant to which Trident acquired a 40% interest in Northshore Holdings Ltd., previously a wholly-owned subsidiary of Kenmare (“Northshore”). In connection with the Investors Agreement, Kenmare and Trident provided individual equity commitment letters to Northshore pursuant to which Kenmare and Trident agreed to provide 60% and 40%, respectively, of the Atrium and Arden purchase prices and related expenses. Kenmare expects to fund its equity commitment from available cash on hand.

Completion of Kenmare’s and Trident’s funding obligations is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Atrium and Arden purchase agreements. In the event that the Arden acquisition closes, but the Atrium acquisition does not close, Trident’s obligations under its commitment letter would terminate as to both companies and Trident would return its 40% interest in Northshore to Kenmare.

Upon the funding of the equity commitments at the closing of the Atrium and Arden transactions, Kenmare and Trident have agreed to enter into a Shareholders’ Agreement (the “Northshore Shareholders’ Agreement”). Among other things, the Northshore Shareholders’ Agreement will provide that Kenmare would appoint three members to the Northshore board of directors and Trident would appoint two members. Trident would also have the right to designate one member of the Atrium board of directors.

The Northshore Shareholders’ Agreement includes a five-year period during which neither party can transfer its ownership interest in Northshore to a third party (the “Restricted Period”). Following the Restricted Period: (i) each party must offer the other party the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require Trident to participate in a sale of Northshore to a third party as long as Kenmare owns 55% of Northshore; (iii) each party has the right to be included on a pro rata basis in any sales made by the other party; and (iv) each party has the right to buy its pro rata share of any new securities issued by Northshore.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

During the 90-day period following the fifth anniversary of the earlier of the closings of the Atrium and Arden transactions, and at any time following the seventh anniversary of the earlier of such closings, Kenmare would have the right to redeem Trident’s shares in Northshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the earlier of the closings, Trident would have the right to require Kenmare to purchase Trident’s shares for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering the Company’s ordinary voting shares.

Trident is a holder of approximately 9.7% of the Company’s ordinary shares. Refer to Note 16 for information regarding the Company’s other transactions with affiliates of Trident.

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

Immediately following the acquisition, SeaBright was placed into run-off, and accordingly is no longer writing new insurance policies. Since its acquisition, SeaBright had renewed expiring insurance policies when it was obligated to do so by regulators, but has now received approvals from all states relieving it of this obligation.

Gross and net premiums written by SeaBright from the date of the acquisition to June 30, 2013 totaled $16.5 million and $10.9 million, respectively. Because SeaBright’s exit from the mandatory renewal process was approved, we expect that SeaBright will no longer generate premiums written.

The purchase price and fair value of the assets acquired in the SeaBright acquisition were as follows:

Purchase price	$252,091

Net assets acquired at fair value	$252,091

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading, at fair value	$25,171
Fixed maturities, trading, at fair value	683,780

Total investments	708,951
Cash and cash equivalents	41,846
Accrued interest receivable	6,344
Premiums receivable	112,510
Reinsurance balances recoverable	117,462
Other assets	4,515

TOTAL ASSETS	991,628

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

LIABILITIES
Losses and loss adjustment expenses	592,774
Unearned premium	93,897
Loans payable	12,000
Insurance balances payable	3,243
Other liabilities	37,623

TOTAL LIABILITIES	739,537

NET ASSETS ACQUIRED AT FAIR VALUE	$252,091

From the date of acquisition to June 30, 2013, the Company had earned premiums of $72.1 million, recorded losses incurred of $72.1 million on those earned premiums, and recorded $13.5 million in net losses related to SeaBright in its consolidated statement of earnings.

Pavonia

On March 31, 2013, the Company and its wholly-owned subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), completed the acquisition of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (“HSBC DE”) from Household Insurance Group Holding Company, a subsidiary of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, which are also in run-off (collectively with HLIC DE and HSBC DE, the “Pavonia companies”). The aggregate cash purchase price was $155.6 million and was financed in part by a drawing of $55.7 million under the Company’s revolving credit facility. The Pavonia companies wrote various U.S. and Canadian life insurance, including credit life and disability insurance, term life insurance, assumed life reinsurance and annuities.

The purchase price and fair value of the assets acquired in the Pavonia acquisition were as follows:

Purchase price	$155,564

Net assets acquired at fair value	$155,564

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading, at fair value	$40,404
Short-term investments, held-to-maturity, at fair value	10,268
Fixed maturities, trading, at fair value	329,985
Fixed maturities, held-to-maturity, at fair value	876,474

Total investments	1,257,131
Cash and cash equivalents	81,849
Accrued interest receivable	15,183
Funds held by reinsured companies	47,761
Other assets	59,002

TOTAL ASSETS	1,460,926

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS — (cont’d)

LIABILITIES
Policyholder benefits for life and annuity contracts	1,255,632
Reinsurance balances payable	39,477
Unearned premium	5,618
Other liabilities	4,635

TOTAL LIABILITIES	1,305,362

NET ASSETS ACQUIRED AT FAIR VALUE	$155,564

As of March 31, 2013, the date of acquisition of the Pavonia companies, all of the companies were either in run-off or, immediately following the acquisition, were placed into run-off, and accordingly are no longer writing any new policies. The Pavonia companies will continue to collect premiums in relation to the unexpired policies assumed on acquisition.

For the period from the date of the acquisition to June 30, 2013, the Company had earned premiums of $33.7 million, recorded life and annuity claim costs of $28.8 million on those earned premiums, and recorded $1.9 million in net losses related to the Pavonia companies in its consolidated statement of earnings.

The following pro forma condensed combined income statement for the three months ended June 30, 2012 and six months ended June 30, 2013 and 2012 combines the historical consolidated statements of earnings of the Company with those of the Pavonia companies, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2013 and 2012, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the acquisition had taken place at the beginning of each period presented, nor is it necessarily indicative of future results.

Three Months Ended June 30,	2012
Total income	$101,858
Total expenses	(59,255)
Noncontrolling interest	(129)

Net earnings	$42,474

Net earnings per ordinary share — basic	$2.58

Net earnings per ordinary share — diluted	$2.55

Six Months Ended June 30,	2013	2012
Total income	$206,930	$226,753
Total expenses	(185,762)	(156,932)
Noncontrolling interest	(7,027)	(5,862)

Net earnings	$14,141	$63,959

Net earnings per ordinary share — basic	$0.86	$3.89

Net earnings per ordinary share — diluted	$0.85	$3.84

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SIGNIFICANT NEW BUSINESS

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

American Physicians

On April 26, 2013, the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company (“PWIC”), completed the assignment and assumption of a portfolio of workers’ compensation business from American Physicians Assurance Corporation and APSpecialty Insurance Company (collectively “APS”). Total assets and liabilities assumed were approximately $35.3 million.

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $174.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2013.

4.	INVESTMENTS

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	June 30, 2013	December 31, 2012
U.S. government and agency	$430,055	$361,906
Non-U.S. government	428,614	265,722
Corporate	2,199,924	1,598,876
Municipal	83,435	20,446
Residential mortgage-backed	163,765	115,594
Commercial mortgage-backed	143,288	130,848
Asset-backed	180,411	78,929

Total fixed maturity and short-term investments	3,629,492	2,572,321
Equities — U.S.	110,212	92,406
Equities — International	36,015	22,182

	$3,775,719	$2,686,909

The increase of $1.09 billion in the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities for the six months ended June 30, 2013 was primarily a result of the completion of the acquisitions of SeaBright and the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at June 30, 2013	Fair Value	% of Total Fair Value
AAA	$485,322	13.4%
AA	1,364,018	37.6%
A	1,264,866	34.8%
BBB or lower	492,537	13.6%
Not Rated	22,749	0.6%

	$3,629,492	100.0%

As at December 31, 2012	Fair Value	% of Total Fair Value
AAA	$418,297	16.3%
AA	958,267	37.2%
A	812,428	31.6%
BBB or lower	376,347	14.6%
Not Rated	6,982	0.3%

	$2,572,321	100.0%

Held-to-maturity

The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as held-to-maturity were as follows:

As at June 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,835	$—	$(1,257)	$18,578
Non-U.S. government	21,854	12	(984)	20,882
Corporate	833,376	13	(45,280)	788,109
Residential mortgage-backed	261	1	—	262
Asset-backed	8,234	5	(5)	8,234

	$883,560	$31	$(47,526)	$836,065

The Company’s short-term investments and fixed maturity securities classified as held-to-maturity securities as at June 30, 2013 were acquired in connection with the acquisition of the Pavonia companies. As at December 31, 2012, the Company had no investments classified as held-to-maturity.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The contractual maturities of the Company’s fixed maturity securities and short-term investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$10,134	$10,134	1.2%
Due after one year through five years	81,739	80,541	9.6%
Due after five years through ten years	113,384	109,464	13.1%
Due after ten years	669,808	627,430	75.0%

	875,065	827,569	98.9%
Residential mortgage-backed	261	262	0.1%
Asset-backed	8,234	8,234	1.0%

	$883,560	$836,065	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as held-to-maturity:

As at June 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$56,580	$54,245	6.5%
AA	262,453	246,528	29.5%
A	498,644	471,057	56.3%
BBB or lower	65,353	63,705	7.6%
Not Rated	530	530	0.1%

	$883,560	$836,065	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

As at June 30, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$4,174	$353	$—	$4,527
Non-U.S. government	39,550	2,038	—	41,588
Corporate	30,598	1,568	(1)	32,165
Residential mortgage-backed	3,777	168	(40)	3,905
Asset-backed	260	3	(7)	256

	$78,359	$4,130	$(48)	$82,441

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

As at December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$4,503	$454	$—	$4,957
Non-U.S. government	120,634	3,373	(151)	123,856
Corporate	115,139	2,379	(524)	116,994
Residential mortgage-backed	4,308	230	(40)	4,498
Commercial mortgage-backed	474	7	—	481
Asset-backed	338	9	(12)	335

	$245,396	$6,452	$(727)	$251,121

Included within residential mortgage-backed securities as at June 30, 2013 are securities issued by U.S. governmental agencies with a fair value of $2,999 (as at December 31, 2012: $3,500 within residential and commercial mortgage-backed securities).

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate	$53	$(1)	$—	$—	$53	$(1)
Residential mortgage-backed	1,016	(38)	100	(2)	1,116	(40)
Asset-backed	109	(7)	—	—	109	(7)

	$1,178	$(46)	$100	$(2)	$1,278	$(48)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government	$2,646	$(82)	$2,399	$(69)	$5,045	$(151)
Corporate	13,936	(86)	8,689	(438)	22,625	(524)
Residential mortgage-backed	1,124	(40)	—	—	1,124	(40)
Asset-backed	174	(12)	—	—	174	(12)

	$17,880	$(220)	$11,088	$(507)	$28,968	$(727)

As at June 30, 2013 and December 31, 2012, the number of securities classified as available-for-sale in an unrealized loss position was 12 and 30, respectively, with a fair value of $1.3 million and $29.0 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 10 and 23, respectively. As of June 30, 2013, none of these securities were considered to be other than temporarily impaired.

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

As at June 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$31,011	$31,683	38.4%
Due after one year through five years	40,587	43,197	52.5%
Due after ten years	2,724	3,400	4.1%

	74,322	78,280	95.0%
Residential mortgage-backed	3,777	3,905	4.7%
Asset-backed	260	256	0.3%

	$78,359	$82,441	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$173,113	$173,949	69.3%
Due after one year through five years	64,089	68,298	27.2%
Due after ten years	3,074	3,560	1.4%

	240,276	245,807	97.9%
Residential mortgage-backed	4,308	4,498	1.8%
Commercial mortgage-backed	474	481	0.2%
Asset-backed	338	335	0.1%

	$245,396	$251,121	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

As at June 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$44,025	$46,068	55.9%
AA	18,694	19,606	23.8%
A	5,679	6,372	7.7%
BBB or lower	9,869	10,090	12.2%
Not Rated	92	305	0.4%

	$78,359	$82,441	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$107,615	$110,829	44.1%
AA	59,535	60,742	24.2%
A	72,773	73,935	29.4%
BBB or lower	5,281	5,197	2.1%
Not Rated	192	418	0.2%

	$245,396	$251,121	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2013, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at June 30, 2013, no credit losses existed.

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	June 30, 2013	December 31, 2012
Private equity funds	$150,932	$127,696
Fixed income funds	156,625	156,235
Fixed income hedge funds	62,039	53,933
Equity fund	62,473	55,881
Real estate debt fund	31,928	16,179
Other	4,415	4,921

	$468,412	$414,845

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

As of June 30, 2013 and December 31, 2012, the Company had $150.9 million and $127.7 million, respectively, of other investments recorded in private equity funds, which represented 2.4% and 3.0% of total investments, cash and cash equivalents and restricted cash and cash equivalents at June 30, 2013 and December 31, 2012, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

Other

This class is primarily comprised of a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loans. This investment matures when the loans are paid down and cannot be redeemed before maturity.

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

At June 30, 2013 and December 31, 2012, the Company had no investments subject to gates or side-pockets.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The following tables present the fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at June 30, 2013 and December 31, 2012:

June 30, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$150,932	$—	$150,932	$93,085	Not eligible
Fixed income funds	156,625	—	156,625	—	Daily to monthly
Fixed income hedge funds	62,039	—	62,039	—	Quarterly after lock-up periods expire
Equity fund	62,473	—	62,473	—	Bi-monthly
Real estate debt fund	31,928	—	31,928	—	Monthly
Other	4,415	—	4,415	655	Not eligible

	$468,412	$—	$468,412	$93,740

December 31, 2012	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$127,696	$—	$127,696	$86,936	Not eligible
Fixed income funds	156,235	—	156,235	—	Daily to monthly
Fixed income hedge funds	53,933	—	53,933	—	Quarterly after lock-up periods expire
Equity fund	55,881	—	55,881	—	Bi-monthly
Real estate debt fund	16,179	—	16,179	—	Monthly
Other	4,921	—	4,921	655	Not eligible

	$414,845	$—	$414,845	$87,591

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2013, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2013, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$434,582	$—	$434,582
Non-U.S. government	—	470,202	—	470,202
Corporate	—	2,231,483	606	2,232,089
Municipal	—	83,435	—	83,435
Residential mortgage-backed	—	167,670	—	167,670
Commercial mortgage-backed	—	143,288	—	143,288
Asset-backed	—	180,667	—	180,667
Equities — U.S.	105,712	—	4,500	110,212
Equities — International	36,015	—	—	36,015
Other investments	—	219,098	249,314	468,412

Total investments	$141,727	$3,930,425	$254,420	$4,326,572

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$366,863	$—	$366,863
Non-U.S. government	—	389,578	—	389,578
Corporate	—	1,715,330	540	1,715,870
Municipal	—	20,446	—	20,446
Residential mortgage-backed	—	120,092	—	120,092
Commercial mortgage-backed	—	131,329	—	131,329
Asset-backed	—	79,264	—	79,264
Equities — U.S.	83,947	5,058	3,401	92,406
Equities — International	10,377	11,805	—	22,182
Other investments	—	212,115	202,730	414,845

Total investments	$94,324	$3,051,880	$206,671	$3,352,875

The following table presents the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of June 30, 2013 (there were no assets classified as held-to-maturity as of December 31, 2012):

	June 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,578	$—	$18,578
Non-U.S. government	—	20,882	—	20,882
Corporate	—	788,109	—	788,109
Residential mortgage-backed	—	262	—	262
Asset-backed	—	8,234	—	8,234

Total investments	$—	$836,065	$—	$836,065

During 2013 and 2012, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2013:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of April 1, 2013	$555	$214,687	$4,000	$219,242
Purchases	—	25,166	—	25,166
Sales	—	(469)	—	(469)
Total realized and unrealized gains through earnings	51	9,930	500	10,481
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2013	$606	$249,314	$4,500	$254,420

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

The amount of net gains/(losses) for the three months ended June 30, 2013 included in earnings attributable to the fair value of changes in assets still held at June 30, 2013 was $10.2 million. All of this amount was included in net realized and unrealized gains.

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

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2013:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2013	$540	$202,730	$3,402	$206,672
Purchases	—	34,158	—	34,158
Sales	—	(9,754)	—	(9,754)
Total realized and unrealized gains through earnings	66	22,180	1,098	23,344
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2013	$606	$249,314	$4,500	$254,420

The amount of net gains/(losses) for the six months ended June 30, 2013 included in earnings attributable to the fair value of changes in assets still held at June 30, 2013 was $23.6 million. All of this amount was included in net realized and unrealized gains.

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

Net Realized and Unrealized Gains (Losses)

Components of net realized and unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross realized gains on available-for-sale securities	$345	1,044	$410	$1,474
Gross realized losses on available-for-sale securities	(114)	—	(131)	(423)
Net realized gains on trading securities	3,581	4,765	9,590	8,860
Net unrealized gains (losses) on trading securities	(42,882)	(6,617)	(37,750)	12,323
Net realized and unrealized gains on other investments	11,151	2,499	30,082	4,839

Net realized and unrealized gains (losses)	$(27,919)	1,691	$2,201	$27,073

Proceeds from sales and maturities of available-for-sale securities	$100,512	93,333	$160,143	$183,609

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest from fixed maturity investments	$34,752	$21,499	$55,377	$41,992
Interest from cash and cash equivalents and short-term investments	4,228	2,788	7,309	7,159
Net amortization of bond premiums and discounts	(14,748)	(7,720)	(23,261)	(16,426)
Dividends from equities	1,305	690	2,396	1,311
Other investments	(106)	—	(45)	—
Interest on other receivables	955	4,005	1,573	5,215
Other income	593	566	1,990	3,358
Interest on deposits held with clients	1,673	314	2,868	611
Investment expenses	(1,400)	(1,248)	(2,992)	(1,883)

	$27,252	$20,894	$45,215	$41,337

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS — (cont’d)

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets as of June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
Collateral in trust for third party agreements	$707,593	$570,391
Assets on deposit with regulatory authorities	248,593	212,012
Collateral for secured letter of credit facility	355,729	246,608

	$1,311,915	$1,029,011

5.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market and for yield enhancement. These derivatives were not designated as hedging investments.

The following table sets out the foreign currency forward contracts outstanding as at June 30, 2013 and December 31, 2012 and the estimated fair value of derivative instruments recorded within other assets on the condensed consolidated balance sheet:

					Fair Value as at
Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	June 30, 2013	December 31, 2012
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	$36,099	$—	$(238)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	—	(1,023)

					$—	$(1,261)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	DERIVATIVE INSTRUMENTS — (cont’d)

The following table sets out the changes in fair value and realized gains on derivative instruments recorded in net earnings for the three and six month periods ended June 30, 2013 and 2012, respectively.

					Net Foreign Exchange Gains
					Three Months Ended June 30,
Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	2013	2012
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	$26,165	$—	$270
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	453	378
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	—	496

					$453	$1,144

					Net Foreign Exchange Gains (Losses)
					Six Months Ended June 30,
Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	2013	2012
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	$26,165	$—	$538
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	303	221
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	1,023	(56)

					$1,326	$703

6.	PREMIUMS WRITTEN AND EARNED

Net premiums written by SeaBright totaled $10.9 million and $1.2 million from the date of acquisition to June 30, 2013 and for the three months ended June 30, 2013, respectively, and net earned premiums, over the same periods, totaled $72.1 million and $41.2 million, respectively.

Life and annuity premiums written by the Company’s life and annuities segment, which includes both Pavonia and Laguna Life Limited (“Laguna”) for 2013, totaled $33.0 million and $33.7 million for the three and six months ended June 30, 2013, respectively, and net earned premiums, over the same periods, totaled $34.4 million and $35.1 million, respectively.

For the three and six months ended June 30, 2012, our life and annuities segment, which consisted of Laguna only, had net written and earned premiums of $0.9 million and $1.9 million, respectively.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Direct	$4,048	$44,620	$15,904	$78,201
Assumed	396	794	638	1,349
Ceded	(3,274)	(4,198)	(5,664)	(7,414)

Net	$1,170	$41,216	$10,878	$72,136

Life and annuities
Life	$32,993	$34,380	$33,734	$35,121

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PREMIUMS WRITTEN AND EARNED — (cont’d)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned

Life and annuities
Life	$896	$896	$1,870	$1,870

7.	REINSURANCE BALANCES RECOVERABLE

	June 30,	December 31,
	2013	2012
Non-life run-off
Recoverable from reinsurers on:
Outstanding losses	$667,098	$665,303
Losses incurred but not reported	297,593	295,922
Fair value adjustments	(75,721)	(85,005)

Total reinsurance reserves recoverable	888,970	876,220
Paid losses recoverable	247,664	246,408

	1,136,634	1,122,628

Life and annuities
Recoverable losses incurred but not reported	40,763	—
Paid losses recoverable	1,487	291

	42,250	291

	$1,178,884	$1,122,919

Non-life run-off

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

As of June 30, 2013 and December 31, 2012, the Company had total non-life run-off reinsurance balances recoverable of $1.14 billion and $1.12 billion, respectively. The increase of $14.0 million in total non-life run-off reinsurance balances recoverable was primarily a result of the completion of acquisitions in the period partially offset by commutations and cash collections made during the six months ended June 30, 2013.

At June 30, 2013 and December 31, 2012, the provision for uncollectible reinsurance recoverable relating to total non-life run-off reinsurance balances recoverable was $338.3 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers. This determination is based on a detailed process, although management judgment is involved. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of June 30, 2013 decreased to 22.9% as compared to 23.4% as of December 31, 2012,

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

At June 30, 2013 and December 31, 2012, the Company’s top ten reinsurers accounted for 64.8% and 63.1%, respectively, of total non-life run-off reinsurance balances recoverable (which includes loss reserves recoverable and recoverables on paid losses) and included $218.6 million and $194.5 million, respectively, of IBNR reserves recoverable. With the exception of one BBB+ rated reinsurer from which $45.6 million was recoverable (December 31, 2012: $37.7 million), the other top ten reinsurers, as at June 30, 2013 and December 31, 2012, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	June 30, 2013		December 31, 2012
	Reinsurance Balances Recoverable	% of Total	Reinsurance Balances Recoverable	% of Total
Top ten reinsurers	$736,093	64.8%	$708,953	63.1%
Other reinsurers’ balances > $1 million	384,105	33.8%	409,666	36.5%
Other reinsurers’ balances < $1 million	16,436	1.4%	4,300	0.4%

Total	$1,136,634	100.0%	$1,122,919	100.0%

As at June 30, 2013 and December 31, 2012, reinsurance balances recoverable with a carrying value of $252.4 million and $144.1 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. Of the $252.4 million and $144.1 million recoverable from reinsurers as at June 30, 2013 and December 31, 2012, $93.0 million and $121.6 million, respectively, is secured by a trust fund held for the benefit of the Company’s insurance and reinsurance subsidiaries. As at June 30, 2013 and December 31, 2012, the two and one reinsurers, respectively, had a minimum credit rating of A+, as provided by a major rating agency.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES

	June 30,	December 31,
	2013	2012
Outstanding	$2,518,434	$2,358,330
Incurred but not reported	1,780,170	1,588,309
Fair value adjustment	(257,368)	(296,512)

	$4,041,236	$3,650,127

Refer to Note 8 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information on establishing reserves.

Loss and loss adjustment expenses increased by $391.1 million in the six months ended June 30, 2013 primarily as a result of the completion of the acquisition of SeaBright, the assumption of Lloyd’s syndicate business by S2008 and the assumption by PWIC of a portfolio of worker’s compensation business from APS.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2013	2012
Balance as at April 1 (1)	$4,143,799	$4,126,536
Less: total reinsurance reserves recoverable	947,750	1,294,606

	3,196,049	2,831,930
Net reduction in ultimate loss and loss adjustment expense liabilities related to:
Current period	41,216	—
Prior periods	(62,926)	(68,365)

Total net reduction in ultimate loss and loss adjustment expense liabilities	(21,710)	(68,365)

Net losses paid related to:
Current period	(8,496)	—
Prior periods	(40,884)	(72,771)

Total net losses paid	(49,380)	(72,771)

Effect of exchange rate movement	(9,411)	(16,760)
Assumed business	36,718	58,721

Net balance as at June 30	3,152,266	2,732,755
Plus: total reinsurance reserves recoverable	888,970	1,064,854

Balance as at June 30	$4,041,236	$3,797,609

(1)

The Company has reclassified outstanding loss and loss adjustment expenses of $11.1 million and $12.1 million to policy benefits for life and annuity contracts as at April 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2013 and 2012 was due to the following:

	Three Months Ended June 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
Net losses paid	$(40,884)	$(8,496)	$(49,381)	$(72,771)	$—	$(72,771)
Net change in case and LAE reserves	74,166	(10,133)	64,033	108,829	—	108,829
Net change in IBNR reserves	15,218	(22,587)	(7,368)	22,359	—	22,359

Reduction (increase) in estimates of net ultimate losses	48,500	(41,216)	7,284	58,417	—	58,417
Reduction in provisions for bad debt	—	—	—	527	—	527
Reduction in provisions for unallocated loss adjustment expense liabilities	16,795	—	16,795	11,661	—	11,661
Amortization of fair value adjustments	(2,369)	—	(2,369)	(2,240)	—	(2,240)

Net reduction (increase) in ultimate loss and loss adjustment expense liabilities	$62,926	$(41,216)	$21,710	$68,365	$—	$68,365

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2013 of $21.7 million included incurred losses of $41.2 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $41.2 million, ultimate loss and loss adjustment expenses relating to prior periods were reduced by $62.9 million, which was attributable to a reduction in estimates of net ultimate losses of $48.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.8 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.4 million.

Excluding the impact of losses incurred of $41.2 million relating to SeaBright, the reduction in estimates of net ultimate losses of $48.5 million was primarily related to:

(i)	the Company’s review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $8.3 million;

(ii)	net favorable incurred loss development of $25.0 million (excluding the impact of redundant case reserves of $8.3 million) which included the settlement of net ceded case reserves of $26.2 million (excluding ceded IBNR recoverable) for net paid receipts of $74.3 million relating to the settlement of five commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of the Company’s top ten ceded reinsurance balances recoverable; and

(iii)	a reduction in IBNR reserves of $20.2 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in one of its Bermuda-based reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for this subsidiary was reduced as a result of the favorable trend of loss development during 2013 compared to prior forecasts.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2012 of $68.4 million was attributable to a reduction in estimates of net ultimate losses of $58.4 million, a reduction in provisions for bad debt of $0.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.7 million, relating to 2012 runoff activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.2 million.

The reduction in estimates of net ultimate losses of $58.4 million for the three months ended June 30, 2012, comprised of net favorable incurred loss development of $36.0 million and reductions in IBNR reserves of $22.4 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of the Company’s largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among the Company’s largest ten reinsurance balances recoverable as at January 1, 2012.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The reduction in provisions for bad debt of $0.5 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for loss and loss adjustment expenses for the six months ended June 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2013	2012
Balance as at January 1 (1)	$3,650,127	$4,272,081
Less: total reinsurance reserves recoverable	876,220	1,383,003

	2,773,907	2,889,078
Net reduction in ultimate loss and loss adjustment expense liabilities related to:
Current period	72,136	—
Prior periods	(82,298)	(79,183)

Total net reduction in ultimate loss and loss adjustment expense liabilities	(10,162)	(79,183)

Net losses paid related to:
Current period	(13,423)	—
Prior periods	(122,018)	(135,481)

Total net losses paid	(135,441)	(135,481)

Effect of exchange rate movement	(35,362)	(2,780)
Acquired on purchase of subsidiaries	479,982	—
Assumed business	79,342	61,121

Net balance as at June 30	3,152,266	2,732,755
Plus: total reinsurance reserves recoverable	888,970	1,064,854

Balance as at June 30	$4,041,236	$3,797,609

(1)

The Company has reclassified outstanding loss and loss adjustment expenses of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2013 and 2012 was due to the following:

	Six Months Ended June 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
Net losses paid	$(122,018)	$(13,423)	$(135,441)	$(135,481)	$—	$(135,481)
Net change in case and LAE reserves	137,612	(15,379)	122,233	169,944	—	169,944
Net change in IBNR reserves	37,968	(43,334)	(5,366)	27,252	—	27,252

Reduction (increase) in estimates of net ultimate losses	53,562	(72,136)	(18,574)	61,715	—	61,715
Reduction in provisions for bad debt	—	—	—	2,782	—	2,782
Reduction in provisions for unallocated loss adjustment expense liabilities	33,198	—	33,198	24,513	—	24,513
Amortization of fair value adjustments	(4,462)	—	(4,462)	(9,827)	—	(9,827)

Net reduction (increase) in ultimate loss and loss adjustment expense liabilities	$82,298	$(72,136)	$10,162	$79,183	$—	$79,183

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2013 of $10.2 million included incurred losses of $72.1 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $72.1 million, ultimate loss and loss adjustment expenses relating to prior periods were reduced by $82.3 million, which was attributable to a reduction in estimates of net ultimate losses of $53.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $33.2 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.5 million.

Excluding the impact of losses incurred of $72.1 million relating to SeaBright, the reduction in estimates of net ultimate losses of $53.6 million was primarily related to:

(i)	the Company’s review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $16.6 million;

(ii)	net adverse incurred loss development of $1.0 million (excluding the impact of redundant case reserves of $16.6 million) which included the settlement of net ceded case reserves of $26.2 million (excluding ceded IBNR recoverable) for net paid receipts of $74.3 million relating to the settlement of five commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of the Company’s top ten ceded reinsurance balances recoverable; and

(iii)

a reduction in IBNR reserves of $20.2 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in one of its

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSES — (cont’d)

Bermuda-based reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for this subsidiary was reduced as a result of the favorable trend of loss development during 2013 compared to prior forecasts.

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2012 of $79.2 million was attributable to a reduction in estimates of net ultimate losses of $61.7 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $24.5 million, relating to 2012 runoff activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $9.8 million.

The reduction in estimates of net ultimate losses of $61.7 million for the six months ended June 30, 2012, comprised of net favorable incurred loss development of $34.4 million and reductions in IBNR reserves of $27.3 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of the Company’s largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among the Company’s largest ten reinsurance balances recoverable as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

9.	POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Life	$400,723	$11,027
Annuities	976,184	—

	1,376,907	11,027
Fair value adjustments	(83,637)	—

	$1,293,270	$11,027

10.	RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment, and are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013, the date of acquisition, to June 30, 2013, none of the Company’s direct premiums written related to retrospectively rated contracts. The Company accrued $9.3 million for retrospective premiums receivable and $25.8 million for return retrospective premiums as at June 30, 2013.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	INTANGIBLE ASSETS

Intangible Assets With a Definite Life
Balance as at December 31, 2012	$211,507
Recognized during the period	60,746
Intangible assets amortization	(6,969)

Balance as at June 30, 2013	$265,284

Intangible assets with a definite-life represent the fair value adjustments (“FVA”) related to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts and reinsurance recoverables. The FVA are recorded as a component of each line item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts and over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables.

The gross carrying value, accumulated amortization and net carrying value of intangible assets with a definite-life by type at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Fair value adjustments
Losses and loss adjustment expenses	$530,534	$(273,166)	$257,368	$552,455	$(255,943)	$296,512
Reinsurance recoverables	(181,853)	106,132	(75,721)	(178,377)	93,372	(85,005)
Policy benefits for life and annuity contracts	86,143	(2,506)	83,637	—	—	—

Total fair value adjustments	$434,824	$(169,540)	$265,284	$374,078	$(162,571)	$211,507

12.	LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions, its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and general corporate purposes, and surplus notes acquired in connection with the SeaBright acquisition. The Company’s three outstanding credit facilities (its term facility related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”), its term facility related to the acquisition of SeaBright (the “SeaBright Facility”), and the EGL Revolving Credit Facility) are described in Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On February 5, 2013, the Company, through AML Acquisition, fully drew down the $111.0 million SeaBright Facility in connection with the acquisition of SeaBright.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LOANS PAYABLE — (cont’d)

On February 5, 2013 and March 26, 2013, the Company borrowed $56.0 million and $60.0 million, respectively, under the EGL Revolving Credit Facility. As of June 30, 2013, the unused portion of the EGL Revolving Credit Facility was $134.0 million.

As of June 30, 2013, all of the covenants relating to the three credit facilities were met.

Total amounts of loans payable outstanding, including accrued interest, as of June 30, 2013 and December 31, 2012, totaled $347.9 million and $107.4 million, respectively, and were comprised as follows:

Facility	Date of Facility	Facility Term	June 30, 2013	December 31, 2012
EGL Revolving Credit Facility	June 30, 2011	3 Years	$116,000	$—
SeaBright Facility	December 21, 2012	3 Years	111,000	—
Clarendon Facility	July 12, 2011	4 Years	106,500	106,500

Total long-term bank debt			333,500	106,500
SeaBright Surplus Notes			12,000	—
Accrued interest			2,403	930

Total loans payable			$347,903	$107,430

Amendment and Restatement of EGL Revolving Credit Facility

On July 8, 2013, the Company, and certain of its subsidiaries, as borrowers, as well as certain of its subsidiaries, as guarantors, entered into an amendment and restatement of its existing Revolving Credit Facility Agreement with National Australia Bank Limited (“NAB”) and Barclays Bank PLC (“Barclays”), as mandated lead arrangers, NAB, Barclays and Royal Bank of Canada, as original lenders, and NAB as agent (the “Restated Credit Agreement”). The Restated Credit Agreement provides for a five-year revolving credit facility (expiring in July 2018) pursuant to which the Company is permitted to borrow up to an aggregate of $375.0 million (the “Credit Facility”), which is available to fund permitted acquisitions and for general corporate purposes. The existing Revolving Credit Facility Agreement had provided for a three-year $250.0 million facility that was set to terminate in June 2014. The Company’s ability to draw on the Credit Facility is subject to customary conditions.

The Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the Credit Facility will be subject to a commitment fee of 1.10%. The Credit Facility imposes various financial and business covenants on the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, restrictions on dividends and limitations on liens.

During the existence of any event of default (as specified in the Restated Credit Agreement), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. During the existence of any payment default, the interest rate would be increased by 1.0%. The Credit Facility terminates and all amounts borrowed must be repaid on the fifth anniversary of the date of the Restated Credit Agreement.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LOANS PAYABLE — (cont’d)

SeaBright Surplus Notes

On May 26, 2004, SeaBright issued, in a private placement, $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd., with Wilmington Trust Company acting as Trustee. Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the three-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which SeaBright may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. Excess Interest has not applied during the periods the notes have been outstanding. The interest rate in effect as at June 30, 2013 was 4.3%.

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

The notes are redeemable prior to 2034 by SeaBright, in whole or in part, on any interest payment date. The Company has received approval from the Illinois Department of Insurance to redeem the notes in whole, and has notified both the trustee and note holder that the Company will redeem the notes on August 24, 2013, the next interest payment date.

Interest expense for the three months ended June 30, 2013 and the period from February 7, 2013 (the date of acquisition of SeaBright) to June 30, 2013 was $0.1 million and $0.2 million, respectively.

Clarendon Facility

On July 31, 2013, the Company repaid $27.5 million of the outstanding principal on its Clarendon Facility reducing the outstanding principal to $79.0 million.

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

During the six months ended June 30, 2013 the Company completed the acquisitions of SeaBright and the Pavonia companies, which resulted in an increase in the number of employees from 383 at December 31, 2012 to 634 at June 30, 2013. The Company did not assume any significant post-retirement benefit obligations on completion of these acquisitions.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE BENEFITS — (cont’d)

Employee share plans

Employee share awards for the six months ended June 30, 2013 and 2012 are summarized as follows:

	June 30, 2013		June 30, 2012
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	160,644	$17,989	203,930	$20,026
Granted	2,540	273	2,931	243
Vested	(48,025)	(5,571)	(46,217)	(4,508)

Nonvested — June 30	115,159	$15,314	160,644	$15,894

2011-2015 Annual Incentive Compensation Program

For the three and six months ended June 30, 2013 and 2012, nil and 191 shares, respectively, were awarded to directors, officers and employees under the 2006 Equity Incentive Plan (the “Equity Plan”). The total value of the award for the three and six months ended June 30, 2012 was $0.1 million and $0.2 million, respectively, and was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “Incentive Program”) accrual established for the year ended December 31, 2011.

The accrued expense relating to the Incentive Program for the three and six months ended June 30, 2013 was $1.1 million and $3.3 million, respectively, as compared to $7.2 million and $8.9 million, respectively, for the three and six months ended June 30, 2012.

2006 Equity Incentive Plan

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at June 30, 2013 and 2012 was $6.2 million and $9.7 million, respectively. This cost is expected to be recognized evenly over the next 2.3 years. Compensation costs of $0.7 million and $1.5 million relating to these share awards were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2013, respectively, as compared to $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2012.

Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million and $0.2 million, respectively, relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan were recognized in the Company’s statement of earnings for each of the three and six month periods ended June 30, 2013 and 2012. For the six month periods ended June 30, 2013 and 2012, 2,540 and 2,740 shares, respectively, were issued to employees under such plan.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the six months ended June 30, 2013 and 2012 , 1,826 and 1,540 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded expenses related to the restricted share units for each of the three and six month periods ended June 30, 2013 and 2012 of $0.1 million and $0.2 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE BENEFITS — (cont’d)

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the 2010 PW Acquisition Co. transaction (the “PWAC Plan”), are structured as defined contribution plans. Pension expense for the three and six months ended June 30, 2013 was $1.8 million and $3.1 million, respectively, as compared to $1.0 million and $2.9 million, respectively, for the three and six month periods ended June 30, 2012.

In addition, the Company recorded pension expense relating to the PWAC Plan of $0.2 million and $0.4 million for each of the three and six month periods ended June 30, 2013 and 2012. The PWAC Plan is described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

14.	SHARE CAPITAL

As at June 30, 2013 and December 31, 2012, the authorized share capital was 111,000,000 ordinary shares and non-voting convertible ordinary shares, each par value $1.00 per share and 45,000,000 preference shares of par value $1.00 per share.

Series B Convertible Participating Non-Voting Perpetual Preferred Stock

In connection with the Torus acquisition, on July 8, 2013, the Company’s Board of Director’s created 4,000,000 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value $1.00 per share (the “Non-Voting Preferred Shares”), from the authorized and unissued preference shares. No Non-Voting Preferred Shares have been issued. The Company will issue a combination of approximately 1,901,000 Voting Ordinary Shares and approximately 711,000 Non-Voting Preferred Shares to certain shareholders of Torus at closing of the Amalgamation. Refer to Note 2 for more information regarding the Torus acquisition.

The Non-Voting Preferred Shares:

•

rank on parity with the Voting Ordinary Shares and non-voting ordinary shares, but would rank senior to any other class or series of share capital of the Company, unless the terms of any such class or series shall provide otherwise;

•	would receive dividends when, as and if, and in the same amounts (on an as-converted basis), dividends are declared on the Voting Ordinary Shares and/or non-voting ordinary shares;

•

automatically convert on a one-to-one basis into: (i) Voting Ordinary Shares upon the transfer of such Non-Voting Preferred Shares to any person other than an affiliate of First Reserve if that transfer qualifies as a widely dispersed offering and (ii) a new series of non-voting ordinary shares of the Company upon the approval by the Company’s shareholders of an amendment to the Company’s bye-laws to authorize such series;

•

have a liquidation preference of $0.001 per share, and thereafter are entitled to participate (on an as-converted basis) with the Voting Ordinary Shares and the non-voting ordinary shares in the distribution of remaining assets; and

•

have no voting rights other than: (i) in the event of a proposed change to the Company’s organizational documents that would significantly and adversely affect the rights of the Non-Voting Preferred Shares, (ii) certain share exchanges or reclassifications of the Non-Voting Preferred Shares, (iii) certain mergers or consolidations of the Company, or (iv) a voluntary liquidation or dissolution of the Company.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per ordinary share for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$19,197	$40,721	$31,156	$50,394
Weighted average ordinary shares outstanding — basic	16,525,026	16,436,401	16,519,640	16,432,001

Net earnings per ordinary share attributable to Enstar Group Limited — basic	$1.16	$2.48	$1.89	$3.07

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$19,197	$40,721	$31,156	$50,394
Weighted average ordinary shares outstanding — basic	16,525,026	16,436,401	16,519,640	16,432,001
Share equivalents:
Unvested shares	115,159	160,644	119,900	164,284
Restricted share units	17,707	14,226	17,114	13,867
Warrants	36,051	—	28,790	—
Options	—	63,521	—	63,098

Weighted average ordinary shares outstanding — diluted	16,693,943	16,674,792	16,685,444	16,673,250

Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$1.15	$2.44	$1.87	$3.02

16.	RELATED PARTY TRANSACTIONS

Through several private transactions occurring from May 2012 to July 2012, Trident acquired approximately 9.7% of the Company’s ordinary shares. The Company has investments in two funds (carried within other investments) affiliated with entities owned by Trident. As of June 30, 2013, the fair value of the investments in the two funds was $75.2 million.

On July 3, 2013 and July 8, 2013, the Company entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium and Arden acquisitions and the Torus acquisition, respectively. Refer to Note 2 for a description of these co-investment transactions.

Affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.8% of the Company’s voting ordinary shares and 100% of the Company’s non-voting convertible ordinary shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. The Company has investments in one fund affiliated with entities owned by Goldman Sachs. As of June 30, 2013, the fair value of the investment in the fund, carried within other investments, was $0.8 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	TAXATION

Earnings before income taxes include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Domestic (Bermuda)	$68,113	$35,515	$78,047	$17,780
Foreign	(38,373)	17,240	(27,478)	54,123

Total	$29,740	$52,755	$50,569	$71,903

Tax expense for income taxes is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	51	6,587	14,330	9,445

	51	6,587	14,330	9,445

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	4,491	5,318	(1,944)	6,202

	4,491	5,318	(1,944)	6,202

Total tax expense	$4,542	$11,905	$12,386	$15,647

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Earnings before income tax	$29,740	$52,755	$50,569	$71,903

Expected tax rate	— %	— %	— %	— %
Foreign taxes at local expected rates	(66.6) %	21.0%	(24.5) %	22.7%
Change in uncertain tax positions	(1.0) %	0.1%	(5.3) %	0.1%
Change in valuation allowance	84.2%	1.4%	54.8%	(1.3)%
Other	(1.3) %	0.1%	(0.5) %	0.3%

Effective tax rate	15.3%	22.6%	24.5%	21.8%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $2.2 million and $5.8 million relating to uncertain tax positions as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013, there were reductions to unrecognized tax benefits of $3.6 million due to the expiration of statutes of limitation.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2006, 2009 and 2006, respectively.

18.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under operating leases expiring in various years through 2018. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments for the next five years on non-cancellable leases as of June 30, 2013 inclusive of those related to the acquisitions of SeaBright and the Pavonia companies:

2013	$3,569
2014	6,625
2015	5,889
2016	3,446
2017	1,148
2018	474

$21,151

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES — (cont’d)

Guarantees

As at June 30, 2013 and December 31, 2012, the Company had, in total, parental guarantees supporting Fitzwilliam Insurance Limited’s obligations in the amount of $219.6 million and $213.3 million, respectively.

Acquisitions

The Company has entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which is expected to close in the fourth quarter of 2013; (ii) the purchases of Atrium Underwriting Group Limited and Arden Reinsurance Company Limited, which are expected to close in the fourth quarter of 2013; and (iii) the Amalgamation of Veranda and Torus Insurance Holdings Limited, which is expected to close by the end of 2013. The Torus, Atrium and Arden acquisition agreements are described in Note 2 — “Acquisitions,” and the Reciprocal of America agreement is described in Note 3 — “Significant New Business.”

In connection with the acquisitions of Torus and Atrium and Arden, the Company has entered into two separate Investors Agreements with Trident, and will enter into two Shareholders’ Agreements with Trident at the respective transaction closings. The Company’s obligations and rights relating to the Investors and Shareholders’ Agreements are described in Note 2 — “Acquisitions.”

Pursuant to the Amalgamation Agreement to acquire Torus, the Company has agreed that at the closing of the Amalgamation, it will issue a combination of Voting Ordinary Shares and Non-Voting Preferred Shares having a value of approximately $346.0 million to partially fund the purchase price, as described in Note 2. At closing, the Company will also enter into the Shareholder Rights Agreement with First Reserve and the Registration Rights Agreement with First Reserve and Corsair; the obligations and rights under these agreements are also described in Note 2.

Legal Proceedings

In connection with the Company’s acquisition of SeaBright, two purported class action lawsuits were filed against SeaBright Holdings, Inc. (“SeaBright”), the members of its board of directors, the Company’s merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, the Company. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits alleged, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and the Company or the Company’s merger subsidiary aided and abetted the alleged breaches of fiduciary duties. The Company believed these suits were without merit; nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, the Company, SeaBright and the SeaBright director defendants agreed to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement required SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement did not change the amount of the merger consideration that we paid to SeaBright’s stockholders in any way, nor did it alter any deal terms. On July 19, 2013, the Superior Court of the State of Washington entered an order approving the settlement. This order will become final and unappealable on August 19, 2013. Once the Washington order becomes final and unappealable, the parties will request that the Delaware action also be dismissed.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	COMMITMENTS AND CONTINGENCIES — (cont’d)

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

19.	SEGMENT REPORTING

Due to the Company’s acquisition of the Pavonia companies on March 31, 2013, the Company has reevaluated its segment reporting and now measures the results of its operations in two segments: (i) non-life run-off and (ii) life and annuities.

The Company’s non-life run-off segment comprises the operations and financial results of those subsidiaries running off their property and casualty business.

The Company’s life and annuities segment comprises the operations and financial results of those subsidiaries, primarily the Pavonia companies, operating in the closed-block of life and annuity business. Certain new significant accounting policies applicable to the life and annuities segment are described in Note 1 — “Significant New Accounting Policies.”

Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned.

The Company’s total assets by segment were:

	June 30, 2013	December 31, 2012
Total assets — non-life run-off	$6,465,511	$5,829,384
Total assets — life and annuities	1,409,237	52,859

Total assets	$7,874,748	$5,882,243

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT REPORTING — (cont’d)

A summary of operations by segment for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Non-Life Run-off	Life and Annuities	Consolidated	Non-Life Run-off	Life and Annuities	Consolidated
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$41,216	$34,380	$75,596	$—	$896	$896
Consulting fees	2,960	—	2,960	1,775	—	1,775
Net investment income	17,180	10,072	27,252	20,663	231	20,894
Net realized and unrealized (losses) gains	(17,238)	(10,681)	(27,919)	1,198	493	1,691

	44,118	33,771	77,889	23,636	1,620	25,256

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities	(21,710)	—	(21,710)	(68,365)	—	(68,365)
Life and annuity policy benefits	—	29,482	29,482	—	896	896
Salaries and benefits	24,626	1,061	25,687	24,270	109	24,379
General and administrative expenses	15,470	4,532	20,002	13,256	900	14,156
Interest expense	2,631	460	3,091	2,062	—	2,062
Net foreign exchange (gains) losses	(8,450)	47	(8,403)	(567)	(60)	(627)

	12,567	35,582	48,149	(29,344)	1,845	(27,499)

EARNINGS (LOSS) BEFORE INCOME TAXES	31,551	(1,811)	29,740	52,980	(225)	52,755
INCOME TAXES	(4,534)	(8)	(4,542)	(11,905)	—	(11,905)

NET EARNINGS (LOSS)	27,017	(1,819)	25,198	41,075	(225)	40,850
Less: Net earnings attributable to noncontrolling interest	(6,001)	—	(6,001)	(129)	—	(129)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$21,016	$(1,819)	$19,197	$40,946	$(225)	$40,721

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT REPORTING — (cont’d)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Non-Life Run-off	Life and Annuities	Consolidated	Non-Life Run-off	Life and Annuities	Consolidated
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$72,136	$35,121	$107,257	$—	$1,870	$1,870
Consulting fees	5,407	—	5,407	3,969	—	3,969
Net investment income	34,871	10,344	45,215	40,928	409	41,337
Net realized and unrealized gains (losses)	13,040	(10,839)	2,201	26,189	884	27,073

	125,454	34,626	160,080	71,086	3,163	74,249

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities	(10,162)	—	(10,162)	(79,183)	—	(79,183)
Life and annuity policy benefits	—	30,223	30,223	—	1,870	1,870
Salaries and benefits	48,090	1,207	49,297	44,610	220	44,830
General and administrative expenses	31,704	6,244	37,948	27,915	1,099	29,014
Interest expense	5,051	475	5,526	4,173	—	4,173
Net foreign exchange (gains) losses	(3,514)	193	(3,321)	1,705	(63)	1,642

	71,169	38,342	109,511	(780)	3,126	2,346

EARNINGS (LOSS) BEFORE INCOME TAXES	54,285	(3,716)	50,569	71,866	37	71,903
INCOME TAXES	(12,358)	(28)	(12,386)	(15,647)	—	(15,647)

NET EARNINGS (LOSS)	41,927	(3,744)	38,183	56,219	37	56,256
Less: Net earnings attributable to noncontrolling interest	(7,027)	—	(7,027)	(5,862)	—	(5,862)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,900	$(3,744)	$31,156	$50,357	$37	$50,394

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Enstar Group Limited:

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of June 30, 2013, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 60 insurance and reinsurance companies and portfolios of insurance and reinsurance business and are now administering those businesses in run-off, including 12 Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. With the exception of our 2011 acquisition of a small life company, all of these acquisitions have been in the property and casualty, or “non-life run-off,” insurance business, which continues to remain our primary focus.

Insurance and reinsurance companies and portfolios of insurance and reinsurance business we acquire that are in run-off no longer underwrite new policies. We derive our net earnings from the ownership and management of these acquired companies and portfolios of business primarily by settling insurance and reinsurance claims below the acquired value of loss reserves and from returns on the portfolio of investments retained to pay future claims. We also provide management and consultancy services, claims inspection services and reinsurance collection services to our affiliates and third-party clients for both fixed and success-based fees.

In March 2013, we acquired several life insurance and annuities companies from a subsidiary of HSBC Holdings plc, all of which are in run-off. We view the acquisition of these closed-life and annuities businesses as a natural extension of our run-off business and an enhancement to our global run-off strategy. Although our closed-life and annuities businesses are no longer writing new policies, the closed-life businesses continue to generate premiums with respect to their in-force policies. Our strategy in our life and annuities business differs from our non-life run-off business, in particular because we are unable to shorten the duration of the liabilities of these businesses through either commutations or policy buy-backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity, while efficiently managing our invested assets in those businesses to match the duration and cash flows of the liability profile. In addition to diversifying our loss reserve base, we believe our newly acquired closed-life business has the potential to provide us with a more regular earnings and cash flow stream, which may counter the volatility of our core non-life run-off business.

In June 2013, we continued the evolution of our business with our agreement to acquire Atrium Underwriting Group, the managing agent for the active underwriting business of a leading specialist underwriting syndicate at Lloyd’s of London. In July 2013, we continued our expansion into active underwriting when we announced our agreement to acquire Torus Insurance Holdings Limited, a highly rated global specialty insurer. We expect these acquisitions to close by the end of 2013. Once these transactions are completed, the active underwriting businesses acquired will constitute a new operating segment for us. We will generate revenue from premiums on the new business written, and will have additional operating expenses, in part as a result of the approximately 750 new employees and a number of new offices that we expect to acquire. In addition, our total investments will significantly increase from the acquired investment portfolios. While our core focus remains on acquiring insurance and reinsurance companies that are in run-off, we believe these acquisitions will diversify Enstar into the active market and enhance the opportunities available to our core run-off business.

Our primary corporate objective is to grow our net book value per share. We believe growth in our net book value is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions and effectively managing companies and portfolios of business that we previously acquired.

Acquisitions

Torus Insurance Holdings Limited

Amalgamation Agreement

On July 8, 2013, we, Veranda Holdings Ltd., or Veranda, an entity in which we own an indirect 60% interest through a 60% interest in Bayshore Holdings Limited, or Bayshore, Hudson Securityholders Representative LLC and Torus Insurance Holdings Limited, or Torus, entered into an Agreement and Plan of Amalgamation, or the Amalgamation Agreement. The Amalgamation Agreement provides for the amalgamation, or the Amalgamation, of Veranda and Torus (or the combined entity, the Amalgamated Company). Torus is a global specialty insurer and holding company of six wholly-owned insurance vehicles, including one Lloyd’s syndicate.

The purchase price for the Amalgamation is $692.0 million. We and Kenmare Holdings Ltd. (our wholly-owned subsidiary), or Kenmare, will provide 60% of the purchase price and related expenses of the Amalgamation. Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., or collectively, Trident, the owner of the remaining 40% interest in Bayshore, the parent company of Veranda, will provide 40% of the purchase price and related expenses associated with the Amalgamation. We will issue a combination of approximately 1,901,000 voting ordinary shares, par value $1.00 per share, or the Voting Ordinary Shares, and approximately 711,000 newly-created Series B convertible non-voting preference shares, par value $1.00 per share, or the Non-Voting Preferred Shares, having an aggregate value of approximately $346.0 million to partially fund the purchase price. Kenmare will contribute in cash approximately $69.2 million and Trident will contribute in cash the remaining approximately $276.8 million of the purchase price. Following the Amalgamation, we and Trident will continue to own, respectively, a 60% and 40% indirect interest in the Amalgamated Company through our ownership of Bayshore.

Completion of the Amalgamation is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of 2013. As a result of the Torus acquisition, we expect to add approximately 600 employees in a number of new offices in various countries.

Stock Issuance

FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P., or collectively, First Reserve, will receive Voting Ordinary Shares, Non-Voting Preferred Shares and cash consideration in the transaction. In the event that the number of Voting Ordinary Shares deliverable to First Reserve at the closing of the Amalgamation would cause First Reserve, as of immediately after such closing, to beneficially own Voting Ordinary Shares that constitute more than 9.5% of the voting power of all of our shares, then we will issue to First Reserve, at the closing, the total number of shares of Voting Ordinary Shares representing 9.5% of the voting power of all our shares as of immediately after the closing and Non-Voting Preferred Shares representing the remainder of the shares that First Reserve is entitled to under the Amalgamation Agreement. Corsair Specialty Investors, L.P., or Corsair, will receive both Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders will receive all cash. Following the Amalgamation, First Reserve will own approximately 9.5% and 11.5%, respectively, of our Voting Ordinary Shares and outstanding share capital and Corsair will own approximately 2.5% and 2.1%, respectively, of our Voting Ordinary Shares and outstanding share capital.

We and First Reserve will enter into a Shareholder Rights Agreement at the closing of the Amalgamation, under which we have agreed that First Reserve will have the right to designate one representative to our Board of Directors. This designation right terminates if First Reserve ceases to beneficially own at least 75% of the total number of Voting Ordinary Shares and Non-Voting Preferred Shares acquired by it under the Amalgamation Agreement.

We will also enter into a Registration Rights Agreement with First Reserve and Corsair at the closing of the Amalgamation that provides First Reserve and Corsair with certain rights to cause us to register under the Securities Act of 1933, as amended, or the Act, the Voting Ordinary Shares (including the Voting Ordinary Shares into which the Non-Voting Preferred Shares may convert) issued pursuant to the Amalgamation and any securities issued by us in connection with the foregoing by way of a share dividend or share split or in connection with any recapitalization, reclassification or similar reorganization, or the foregoing, collectively, Registrable Securities. Pursuant to the Registration Rights Agreement, we must file a resale shelf registration statement for the Registrable Securities within 20 business days after the closing of the Amalgamation. In addition, at any time following the six-month anniversary of the closing of the Amalgamation, First Reserve will be entitled to make three written requests for us to register all or any part of the Registrable Securities under the Act, subject to certain exceptions and conditions set forth in the Registration Rights Agreement. Corsair will have the right to make one such request. First Reserve and Corsair will also be granted “piggyback” registration rights with respect to our registration of Voting Ordinary Shares for our own account or for the account of one or more of our securityholders.

Trident Co-investment in Torus

In connection with the Amalgamation Agreement, we, Kenmare and Trident entered an Investors Agreement on July 8, 2013 governing each entity’s investments in Bayshore, and Kenmare and Trident entered into individual equity commitment letters obligating each to fund its respective portion of the purchase price for the Amalgamation noted above. Completion of Kenmare’s and Trident’s funding obligations is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Amalgamation Agreement.

Upon the funding of the equity commitments at the closing of the Amalgamation, Kenmare and Trident have agreed to enter into a Shareholders’ Agreement, or the Bayshore Shareholders’ Agreement. Among other things, the Bayshore Shareholders’ Agreement will provide that Kenmare would appoint three members to the Bayshore board of directors and Trident would appoint two members. The Bayshore Shareholders’ Agreement includes a five-year period during which neither party can transfer its ownership interest in Bayshore to a third party, or the Restricted Period. Following the Restricted Period: (i) each party must offer the other party the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require Trident to participate in a sale of Bayshore to a third party as long as Kenmare owns 55% of Bayshore; (iii) each party has the right to be included on a pro rata basis in any sales made by the other party; and (iv) each party has the right to buy its pro rata share of any new securities issued by Bayshore.

During the 90-day period following the fifth anniversary of the closing of the Amalgamation, and at any time following the seventh anniversary of such closing, Kenmare would have the right to redeem Trident’s shares in Bayshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the closing, Trident would have the right to require Kenmare to purchase Trident’s shares for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering our Voting Ordinary Shares.

Trident is a holder of approximately 9.7% of our Voting Ordinary Shares.

Atrium and Arden

On June 5, 2013, we entered into definitive agreements with Arden Holdings Limited under which we will acquire Atrium Underwriting Group Limited, or Atrium, and Arden Reinsurance Company Limited, or Arden. Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital. Atrium specializes in accident and health, aviation, marine property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium and is currently in the process of running off certain other discontinued businesses.

The purchase price for Atrium will be approximately $183.0 million and the purchase price for Arden will be approximately $79.6 million. Completion of each transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The two transactions are governed by separate purchase agreements and the acquisition of each company is not conditioned on the acquisition of the other. Both transactions are expected to close by the end of 2013. As a result of the Atrium and Arden acquisitions, we expect to add approximately 150 employees.

Trident Co-investment in Atrium and Arden

On July 3, 2013, Kenmare entered into an Investors Agreement with Trident with respect to the acquisitions of Atrium and Arden, pursuant to which Trident acquired a 40% interest in Northshore Holdings Ltd., previously a wholly-owned subsidiary of Kenmare, or Northshore. In connection with the Investors Agreement, Kenmare and Trident provided individual equity commitment letters to Northshore pursuant to which Kenmare and Trident agreed to provide 60% and 40%, respectively, of the Atrium and Arden purchase prices and related expenses.

Completion of Kenmare’s and Trident’s funding obligations is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Atrium and Arden purchase agreements. In the event that the Arden acquisition closes, but the Atrium acquisition does not close, Trident’s obligations under its commitment letter would terminate as to both companies and Trident would return its 40% interest in Northshore to Kenmare.

Upon the funding of the equity commitments at the closing of the Atrium and Arden transactions, Kenmare and Trident have agreed to enter into a Shareholders’ Agreement, or the Northshore Shareholders’ Agreement. Among other things, the Northshore Shareholders’ Agreement will provide that Kenmare would appoint three members to the Northshore board of directors and Trident would appoint two members. Trident would also have the right to designate one member of the Atrium board of directors.

The Northshore Shareholders’ Agreement includes a five-year period during which neither party can transfer its ownership interest in Northshore to a third party, or the Restricted Period. Following the Restricted Period: (i) each party must offer the other party the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require Trident to participate in a sale of Northshore to a third party as long as Kenmare owns 55% of Northshore; (iii) each party has the right to be included on a pro rata basis in any sales made by the other party; and (iv) each party has the right to buy its pro rata share of any new securities issued by Northshore.

During the 90-day period following the fifth anniversary of the earlier of the closings of the Atrium and Arden transactions, and at any time following the seventh anniversary of the earlier of such closings, Kenmare would have the right to redeem Trident’s shares in Northshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the earlier of the closings, Trident would have the right to require Kenmare to purchase Trident’s shares for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering our Voting Ordinary Shares.

SeaBright

On February 7, 2013, we completed our acquisition of SeaBright Holdings, Inc., or SeaBright, through the merger of our indirect, wholly-owned subsidiary, AML Acquisition, Corp., with and into SeaBright, or the Merger, with SeaBright surviving the Merger as our indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote workers’ compensation business. The aggregate cash purchase price paid for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility provided by National Australia Bank and Barclays Bank PLC.

Pavonia

On March 31, 2013, we and our wholly-owned subsidiary, Pavonia Holdings (US), Inc., or Pavonia, completed the acquisition of all of the shares of Household Life Insurance Company of Delaware, or HLIC DE, and HSBC Insurance Company of Delaware, or HSBC DE, from Household Insurance Group Holding Company, a subsidiary of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, respectively, all of which are in run-off (collectively with HLIC DE and HSBC DE, the Pavonia companies). The aggregate cash purchase price was $155.6 million and was financed in part by a drawing of $55.7 million under our revolving credit facility. The Pavonia companies wrote various U.S. and Canadian life insurance, including credit life and disability insurance, term life insurance, assumed life reinsurance and annuities.

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

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $174.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2013.

Segment Reporting

Due to our acquisition of the Pavonia companies, we have reevaluated our segment reporting. We now measure our results of operations in two segments: (i) non-life run-off and (ii) life and annuities.

Non-life Run-off Segment

Our non-life run-off segment comprises the operations and financial results of our subsidiaries that are running off their property and casualty business.

Life and Annuities Segment

Our life and annuities segment comprises the operations and financial results of our subsidiaries that are operating our closed-block of life and annuity business, which primarily consists of the companies we acquired in the Pavonia acquisition on March 31, 2013. This business is described in more detail below. Certain new critical accounting policies applicable to this segment are described in “Critical Accounting Policies.”

Annuities

The current operations of Household Life Insurance Company of Arizona relate solely to the assumption of a closed block of structured settlement, lottery, and other immediate annuities (also known as the Periodic Payment Annuity, or PPA, business). The company no longer writes new business. Reserves relating to the PPA business constitute approximately 80% of the aggregate reserves acquired in the Pavonia acquisition. The contracts within the portfolio are largely structured settlements, although the portfolio also includes a smaller amount of lottery annuities and supplementary contracts.

The PPA business was issued from 1982 to 1995, although the majority of the reserves pertain to the period from 1985 to 1989. The contracts within the portfolio operate pursuant to a variety of different payment features, such as life contingency payments, certain payments (or a combination thereof), one-time lump payments, or payments patterns such as level, compound increase or fixed amount increase payments. Regardless of payment structure, however, the portfolio generally has known and predictable cash flows, which makes the asset-liability matching process and the mitigation of interest rate risk a vital component to our management of this portfolio. We have a long-duration held-to-maturity investment portfolio designed to manage the cash flow obligations of the PPA business.

Life Business

The operations of the acquired Pavonia companies other than Household Life Insurance Company of Arizona relate to non-annuity portfolios, which include credit life and disability insurance, term life, and corporate owned life insurance business. This business is significantly shorter in duration than that of the PPA business and, given the premium income associated with these portfolios, the reserves (based upon net present value of future cash flows) remain highly sensitive to lapse rates as well as mortality rates.

Results of Operations

The following table sets forth our selected consolidated statement of earnings data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned — non-life run-off	$41,216	$—	$72,136	$—
Net premiums earned — life and annuities	34,380	896	35,121	1,870
Consulting fees	2,960	1,775	5,407	3,969
Net investment income	27,252	20,894	45,215	41,337
Net realized and unrealized (losses) gains	(27,919)	1,691	2,201	27,073

	77,889	25,256	160,080	74,249

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	41,216	—	72,136	—
Reduction in estimates of net ultimate losses	(48,500)	(58,417)	(53,562)	(61,715)
Reduction in provisions for bad debt	—	(527)	—	(2,782)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,795)	(11,661)	(33,198)	(24,513)
Amortization of fair value adjustments	2,369	2,240	4,462	9,827

	(21,710)	(68,365)	(10,162)	(79,183)
Life and annuity policy benefits	29,482	896	30,223	1,870
Salaries and benefits	25,687	24,379	49,297	44,830
General and administrative expenses	20,002	14,156	37,948	29,014
Interest expense	3,091	2,062	5,526	4,173
Net foreign exchange (gains) losses	(8,403)	(627)	(3,321)	1,642

	48,149	(27,499)	109,511	2,346

EARNINGS BEFORE INCOME TAXES	29,740	52,755	50,569	71,903
INCOME TAXES	(4,542)	(11,905)	(12,386)	(15,647)

NET EARNINGS	25,198	40,850	38,183	56,256
Less: Net earnings attributable to noncontrolling interest	(6,001)	(129)	(7,027)	(5,862)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$19,197	$40,721	$31,156	$50,394

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $25.2 million and $38.2 million for the three and six months ended June 30, 2013, respectively, as compared to $40.9 million and $56.3 million for the same periods in 2012. The decrease in earnings for the periods was attributable primarily to the following:

Net premiums earned — Combined net premiums earned for both non-life run-off and life and annuities were $75.6 million and $107.3 million for the three and six months ended June 30, 2013, as compared to $0.9 million and $1.9 million for the same periods in 2012. The significant increase in 2013 was due to the acquisitions of SeaBright and the Pavonia companies in 2013.

Net investment income — Net investment income was $27.3 million and $45.2 million for the three and six months ended June 30, 2013, respectively, as compared to $20.9 million and $41.3 million for the same periods in 2012. The increase in each of the periods during 2013 was primarily attributable to the net investment income earned due to the cash and fixed maturity investments acquired in the SeaBright and Pavonia transactions, partially offset by lower reinvestment yields on reinvested proceeds of matured fixed maturity investments.

Net realized and unrealized (losses) gains on investments — Net realized and unrealized (losses) gains were $(27.9) million and $2.2 million for the three and six months ended June 30, 2013, respectively, as compared to $1.7 million and $27.1 million for the same periods in 2012. The decrease in net realized and unrealized gains between the 2013 and 2012 periods was primarily attributable to the combination of an increase in realized and unrealized losses on fixed income securities in both of our operating segments due primarily to increases in U.S. interest rates and the associated impact on our larger base of investments (following the acquisitions of SeaBright and the Pavonia companies which recorded combined unrealized losses of $22.5 million and $20.8 million for the three and six months ended June 30, 2013). These losses were partially offset by realized and unrealized gains on our equities and other investments.

Net reduction in ultimate loss and loss adjustment expense liabilities — Excluding losses incurred relating to premiums earned by SeaBright of $41.2 million for the three months ended June 30, 2013, net reduction in ultimate loss and loss adjustment expense liabilities were $62.9 million and $68.4 million for the three months ended June 30, 2013 and 2012, respectively. Excluding losses incurred relating to premiums earned by SeaBright of $72.1 million for the six months ended June 30, 2013, net reduction in ultimate loss and loss adjustment expense liabilities were $82.3 million and $79.2 million for the six months ended June 30, 2013 and 2012, respectively. The movements for both the three and six month periods ended June 30, 2013 relate entirely to our non-life run-off segment and are described in greater detail in the segment discussion below.

Life and annuity policy benefits — Life and annuity policy benefits were $29.5 million and $30.2 million for the three and six months ended June 30, 2013, as compared to $0.9 million and $1.9 million for the same periods in 2012. The significant increase in 2013 was due to primarily to the acquisition of the Pavonia companies, which we completed on March 31, 2013. The movements for both the three and six month periods ended June 30, 2013 relate entirely to our life and annuities segment and are described in greater detail in the segment discussion below.

Salaries and benefits — Salaries and benefits for the three and six months ended June 30, 2013 increased by $1.3 million and $4.5 million, respectively, as compared to the same periods in 2012. These increases were primarily due to the salaries and benefits costs associated with both the SeaBright and Pavonia acquisitions, partially offset by a reduction in our bonus accrual amount for 2013 due to lower net earnings.

General and administrative expenses — General and administrative expenses for the three and six months ended June 30, 2013 increased by $5.8 million and $8.9 million, respectively, as compared to the same periods in 2012. These increases were principally due to the general and administrative expenses incurred in 2013 associated with both the SeaBright and Pavonia acquisitions.

Income tax expense — Income tax expense for the three and six months ended June 30, 2013 decreased by $7.4 million and $3.2 million, respectively. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates.

Results by Segment for the Three Months Ended June 30, 2013 and 2012

We monitor the performance of our operations in two segments: (i) non-life run-off and (ii) life and annuities.

The following table sets forth our selected consolidated statement of earnings data by segment for the three month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	Non-Life Run-off		Life and Annuities		Total
	2013	2012	2013	2012	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$41,216	$—	$34,380	$896	$75,596	$896
Consulting fees	2,960	1,775	—	—	2,960	1,775
Net investment income	17,180	20,663	10,072	231	27,252	20,894
Net realized and unrealized (losses) gains	(17,238)	1,198	(10,681)	493	(27,919)	1,691

	44,118	23,636	33,771	1,620	77,889	25,256

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	41,216	—	—	—	41,216	—
Reduction in estimates of net ultimate losses	(48,500)	(58,417)	—	—	(48,500)	(58,417)
Reduction in provisions for bad debt	—	(527)	—	—	—	(527)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,795)	(11,661)	—	—	(16,795)	(11,661)
Amortization of fair value adjustments	2,369	2,240	—	—	2,369	2,240

	(21,710)	(68,365)	—	—	(21,710)	(68,365)
Life and annuity policy benefits	—	—	29,482	896	29,482	896
Salaries and benefits	24,626	24,270	1,061	109	25,687	24,379
General and administrative expenses	15,470	13,256	4,532	900	20,002	14,156
Interest expense	2,631	2,062	460	—	3,091	2,062
Net foreign exchange (gains) losses	(8,450)	(567)	47	(60)	(8,403)	(627)

	12,567	(29,344)	35,582	1,845	48,149	(27,499)

EARNINGS (LOSS) BEFORE INCOME TAXES	31,551	52,980	(1,811)	(225)	29,740	52,755
INCOME TAXES	(4,534)	(11,905)	(8)	—	(4,542)	(11,905)

NET EARNINGS (LOSS)	27,017	41,075	(1,819)	(225)	25,198	40,850
Less: Net earnings attributable to noncontrolling interest	(6,001)	(129)	—	—	(6,001)	(129)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$21,016	$40,946	$(1,819)	$(225)	$19,197	$40,721

Comparison of the Three Months Ended June 30, 2013 and 2012

Non-life Run-off Segment

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $27.0 million and $41.1 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in earnings of approximately $14.1 million was attributable primarily to the following:

(i)	a decrease in net reduction in ultimate loss and loss adjustment expense liabilities of $5.4 million (excluding losses incurred relating to premiums earned by SeaBright in the period of $41.2 million);

(ii)	net realized and unrealized losses of $17.2 million for the three months ended June 30, 2013, compared to net realized and unrealized gains of $1.2 million for the same period in 2012;

(iii)	an increase in general and administrative expenses of $2.2 million; and

(iv)	a decrease in net investment income of $3.5 million; partially offset by

(v)	an increase in net foreign exchange gains of $7.9 million; and

(vi)	a decrease in income tax expense of $7.4 million.

Noncontrolling interest in earnings increased by $5.9 million to $6.0 million for the three months ended June 30, 2013 as a result of higher earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited decreased by $19.9 million from $40.9 million for the three months ended June 30, 2012 to $21.0 million for the three months ended June 30, 2013.

Net Premiums Earned:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Gross premiums written	$4,444		$—
Ceded reinsurance premiums written	(3,274)		—

Net premiums written	$1,170	$1,170	$—

Gross premiums earned	$45,414		$—
Ceded reinsurance premiums earned	(4,198)		—

Net premiums earned	$41,216	$41,216	$—

Premiums Written

Gross premiums written consist of direct premiums written and premiums assumed by SeaBright from the National Council on Compensation Insurance (or NCCI) residual market pools. Upon acquisition, SeaBright was placed into run-off and, as a result, stopped writing new insurance policies. SeaBright was renewing expiring insurance policies when it was obligated to do so by regulators, but has now received approvals from all states relieving it of this obligation.

Gross and net premiums written by SeaBright for the three months ended June 30, 2013 totaled $4.4 million and $1.2 million, respectively. Now that SeaBright’s exit from the mandatory renewal process, which occurred prior to June 30, 2013, has been approved, we expect that SeaBright will no longer generate premiums written.

Premiums Earned

Our gross premiums earned totaled $45.4 million for the three months ended June 30, 2013. Ceded premiums earned for the three months ended June 30, 2013 were $4.2 million. Accordingly, net premiums earned totaled $41.2 million for the three months ended June 30, 2013.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$17,180	$(3,483)	$20,663	$(17,238)	$(18,436)	$1,198

Net investment income for the three months ended June 30, 2013 decreased by $3.5 million to $17.2 million, as compared to $20.7 million for the three months ended June 30, 2012. The decrease was primarily a result of lower yields obtained on the cash and fixed income portfolios as securities with higher yields matured and were reinvested at lower yields during the three months ended June 30, 2013. The decrease was partially offset by higher cash and investment balances due to the SeaBright transaction, which closed on February 7, 2013. The average cash and investments balance was approximately 38% higher during the three months ended June 30, 2013 as compared to the same period in 2012.

Net realized and unrealized (losses) gains for the three months ended June 30, 2013 and 2012 were $(17.2) million and $1.2 million, respectively. The increase in net realized and unrealized losses of $18.4 million was primarily attributable to a combination of the following:

(i)	an increase of $31.6 million in net unrealized and realized losses (including $11.9 million relating to SeaBright); on fixed income securities due primarily to increases in U.S. interest rates partially offset by

(ii)	an increase of $6.2 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our equity portfolios; and

(iii)	an increase of $6.7 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our private equity and other investment holdings.

The annualized investment return on cash and fixed maturities (inclusive of net realized and unrealized losses, but excluding net investment income and net realized and unrealized gains related to our other investments and equities) for the three months ended June 30, 2013 was (1.59)% as compared to the annualized investment return of 1.88% for the three months ended June 30, 2012. The annualized investment return on our other investments and equities (inclusive of net realized and unrealized (losses) gains) for the three months ended June 30, 2013 was 10.65% as compared to the annualized investment return of 1.74% for the three months ended June 30, 2012.

The average credit ratings of our fixed maturity investments for the three months ended June 30, 2013 and June 30, 2012 were A+ and AA-, respectively.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$(40,884)	$(8,496)	$(49,381)	$(72,771)	$—	$(72,771)
Net change in case and LAE reserves	74,166	(10,133)	64,033	108,829	—	108,829
Net change in IBNR reserves	15,218	(22,587)	(7,368)	22,359	—	22,359

Reduction (increase) in estimates of net ultimate losses	48,500	(41,216)	7,284	58,417	—	58,417
Reduction in provisions for bad debt	—	—	—	527	—	527
Reduction in provisions for unallocated loss adjustment expense liabilities	16,795	—	16,795	11,661	—	11,661
Amortization of fair value adjustments	(2,369)	—	(2,369)	(2,240)	—	(2,240)

Net reduction (increase) in ultimate loss and loss adjustment expense liabilities	$62,926	$(41,216)	$21,710	$68,365	$—	$68,365

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

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2013 of $21.7 million included losses incurred of $41.2 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $41.2 million, ultimate loss and loss adjustment expenses relating to prior periods were reduced by $62.9 million. This decrease was attributable to a reduction in estimates of net ultimate losses of $48.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.8 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.4 million.

Excluding the impact of losses incurred of $41.2 million relating to SeaBright, the reduction in estimates of net ultimate losses of $48.5 million was primarily due to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $8.3 million;

(ii)	net favorable incurred loss development of $25.0 million (excluding the impact of redundant case reserves of $8.3 million) which included the settlement of net ceded case reserves of $26.2 million (excluding ceded IBNR recoverable) for net paid receipts of $74.3 million relating to the settlement of five commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of our top ten ceded reinsurance balances recoverable; and

(iii)	a reduction in IBNR reserves of $20.2 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in one of our Bermuda-based reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for this subsidiary was reduced as a result of the favorable trend of loss development during 2013 compared to prior forecasts.

The net reduction in ultimate loss and loss adjustment expense liabilities for the three months ended June 30, 2012 of $68.4 million was attributable to a reduction in estimates of net ultimate losses of $58.4 million, a reduction in provisions for bad debt of $0.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $11.7 million, relating to 2012 runoff activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.2 million.

The reduction in estimates of net ultimate losses of $58.4 million for the three months ended June 30, 2012, comprised of net favorable incurred loss development of $36.0 million and reductions in IBNR reserves of $22.4 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of our largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among our largest ten reinsurance balances recoverable as at January 1, 2012.

The reduction in provisions for bad debt of $0.5 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended June 30,
	2013	2012
	(in thousands of U.S. dollars)
Balance as at April 1 (1)	$4,143,799	$4,126,536
Less: total reinsurance reserves recoverable	947,750	1,294,606

	3,196,049	2,831,930
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	41,216	—
Prior periods	(62,926)	(68,365)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(21,710)	(68,365)

Net losses paid related to:
Current period	(8,496)	—
Prior periods	(40,884)	(72,771)

Total net losses paid	(49,380)	(72,771)

Effect of exchange rate movement	(9,411)	(16,760)
Assumed business	36,718	58,721

Net balance as at June 30	3,152,266	2,732,755
Plus: total reinsurance reserves recoverable	888,970	1,064,854

Balance as at June 30	$4,041,236	$3,797,609

(1)

We have reclassified outstanding loss and loss adjustment expenses of $11.1 million and $12.1 million to policy benefits for life and annuity contracts as at April 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna Life Limited, or Laguna, which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

Salaries and Benefits:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$24,626	$(356)	$24,270

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $24.6 million and $24.3 million for the three months ended June 30, 2013 and 2012, respectively.

The principal changes in salaries and benefits were:

(i)	a decrease in the bonus accrual of approximately $3.7 million for the three months ended June 30, 2013 as compared to 2012 (expenses relating to our bonus plan will be variable and are dependent on our overall profitability); offset by

(ii)	increased staff costs primarily associated with our acquisition of SeaBright.

General and Administrative Expenses:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$15,470	$(2,214)	$13,256

General and administrative expenses increased by $2.2 million during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The increase in expenses for 2013 related primarily to general and administrative expenses of $3.0 million incurred by SeaBright for the three months ended June 30, 2013, partially offset by a reduction in our legal fees of $0.8 million due primarily to decreased legal fees and settlement costs associated with due diligence projects. We expect general and administrative expenses to increase in 2013 over 2012 levels due primarily to the SeaBright acquisition.

Net Foreign Exchange Gains:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$8,450	$7,883	$567

We recorded net foreign exchange gains of $8.5 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively. The net foreign exchange gains for the three months ended June 30, 2013 arose primarily as a result of us holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated sharply against the U.S. dollar. The Australian dollar to U.S. dollar exchange rate decreased from AU$1 = $1.0425 at March 31, 2013 to AU$1 = $0.9154 at June 30, 2013, a decrease of 12.2% for the quarter.

In addition to the net foreign exchange gains recorded in our consolidated statement of earnings for the three months ended June 30, 2013, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, related to our non-life run-off segment of $12.5 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, the currency translation adjustments related primarily to our Australian-based subsidiaries. As the functional currency of these subsidiaries are Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$4,534	$7,371	$11,905

We recorded income tax expense of $4.5 million and $11.9 million for the three months ended June 30, 2013 and 2012, respectively. The decrease in taxes for the three months ended June 30, 2013 was due predominantly to lower overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2012.

Noncontrolling Interest:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$6,001	$(5,872)	$129

We recorded a noncontrolling interest in earnings of $6.0 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. The increase in noncontrolling interest for the three months ended June 30, 2013 was due primarily to an increase in earnings for those companies where there exists a noncontrolling interest.

Life and Annuities Segment

On March 31, 2013, we acquired the Pavonia companies and, as a result, reevaluated our segment reporting. As part of that reevaluation, we have included the results of Laguna within the life and annuities segment for both the three months ended June 30, 2013 and 2012.

Net Premiums Earned

	Three Months Ended June 30,
	2013	2012
	(in thousands of U.S. dollars)
Term life insurance	$9,044	$896
Assumed life reinsurance	6,678	—
Credit life and disability	17,521	—
Other products	1,137	—

	$34,380	$896

Net premiums earned were $34.4 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. Term life premiums consist primarily of monthly premium collections coupled with annual premiums earned as collected. The term life business consists of 10, 15, 20 and 30 year direct term business with approximately 90% of premiums to be earned over the next 20 years. The assumed life reinsurance premiums will continue to be earned until the year 2052; however, approximately 70% are expected to be earned within the next ten years. Credit life and disability premiums are fixed monthly premiums received on credit products that mostly consist of sub-prime mortgages in the U.S. and Canada; approximately 90% of these premiums are expected to be earned before the year 2023. Other products in our Pavonia companies primarily consist of employment and property insurance related to sub-prime mortgages.

For our life and annuities business, our strategy differs from our non-life run-off business, in particular because we are unable to shorten the duration of the liabilities in these businesses through either commutations or policy buy-backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity.

Net premiums earned in 2012 relate to the Laguna term life business.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$10,072	$9,841	$231	$(10,681)	$(11,174)	$493

Net investment income for the three months ended June 30, 2013 and 2012 was $10.1 million and $0.2 million, respectively. The increase was primarily due to the inclusion of the cash and fixed income securities associated with the acquisition of the Pavonia companies on March 31, 2013.

Net realized and unrealized (losses) gains for the three months ended June 30, 2013 and 2012 were $(10.7) million and $0.5 million, respectively. The increase in net realized and unrealized losses of $11.2 million was due to the acquisition of the investments of the Pavonia companies and losses on those fixed income investments due primarily to increases in U.S. interest rates during the three month period ending June 30, 2013.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at June 30, 2013, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA business has a short duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at June 30, 2013, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Life and Annuity Policy Benefits:

	Three Months Ended June 30,
	2013	2012
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$12,695	$—
Reduction in periodic payment annuity benefit reserves	(6,406)	—

Net change in periodic payment annuity benefit reserves	6,289	—

Net life claims benefits paid	17,402	—
Net change in life claims benefit reserves	(631)	896
Commissions	3,920	—
Amortization of fair value adjustments	2,502	—

Net ultimate change in life benefit reserves	23,193	896

	$29,482	$896

Life and annuity policy benefits were $29.5 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. PPA benefits paid were $12.7 million, which was an average of approximately $4.0 million per month, offset by a reduction in annuity benefit reserves of $6.4 million. Net ultimate change in life benefit reserves of $23.2 million was comprised of net life claims benefits paid and net change in life claims benefit reserves of $16.8 million, commissions of $3.9 million and amortization of fair value adjustments of $2.5 million.

Salaries and Benefits:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$1,061	(952)	$109

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $1.1 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively. The increase in costs was attributable to the 47 person increase in headcount associated with the acquisition of the Pavonia companies. As at June 30, 2013, the life and annuities segment had 51 employees based in our offices in the U.S. and Ireland.

General and Administrative Expenses:

	Three Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$4,532	(3,632)	$900

General and administrative expenses were $4.5 million and $0.9 million for the three months ended June 30, 2013 and 2012, respectively. Included within general and administrative expenses for the three months ended June 30, 2013 were $1.5 million related to legal and professional fees. The remainder of $3.0 million included costs associated with information technology costs, rent, bank charges and other expenses, of which approximately $1.0 million related to non-recurring transition costs.

Results by Segment for the Six Months Ended June 30, 2013 and 2012

The following table sets forth our selected consolidated statement of earnings results by segment for the six month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	Non-Life Run-off		Life and Annuities		Total
	2013	2012	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$72,136	$—	$35,121	$1,870	$107,257	$1,870
Consulting fees	5,407	3,969	—	—	5,407	3,969
Net investment income	34,871	40,928	10,344	409	45,215	41,337
Net realized and unrealized gains (losses)	13,040	26,189	(10,839)	884	2,201	27,073

	125,454	71,086	34,626	3,163	160,080	74,249

EXPENSES
Net reduction in ultimate loss and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	72,136	—	—	—	72,136	—
Reduction in estimates of net ultimate losses	(53,562)	(61,715)	—	—	(53,562)	(61,715)
Reduction in provisions for bad debt	—	(2,782)	—	—	—	(2,782)
Reduction in provisions for unallocated loss adjustment expense liabilities	(33,198)	(24,513)	—	—	(33,198)	(24,513)
Amortization of fair value adjustments	4,462	9,827	—	—	4,462	9,827

	(10,162)	(79,183)	—	—	(10,162)	(79,183)
Life and annuity policy benefits	—	—	30,223	1,870	30,223	1,870
Salaries and benefits	48,090	44,610	1,207	220	49,297	44,830
General and administrative expenses	31,704	27,915	6,244	1,099	37,948	29,014
Interest expense	5,051	4,173	475	—	5,526	4,173
Net foreign exchange (gains) losses	(3,514)	1,705	193	(63)	(3,321)	1,642

	71,169	(780)	38,342	3,126	109,511	2,346

EARNINGS (LOSS) BEFORE INCOME TAXES	54,285	71,866	(3,716)	37	50,569	71,903
INCOME TAXES	(12,358)	(15,647)	(28)	—	(12,386)	(15,647)

NET EARNINGS (LOSS)	41,927	56,219	(3,744)	37	38,183	56,256
Less: Net earnings attributable to noncontrolling interest	(7,027)	(5,862)	—	—	(7,027)	(5,862)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$34,900	$50,357	$(3,744)	$37	$31,156	$50,394

Comparison of the Six Months Ended June 30, 2013 and 2012

Non-Life Run-off Segment

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $41.9 million and $56.2 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in earnings of approximately $14.3 million was primarily attributable to the following:

(i)	a decrease in net realized and unrealized gains of $13.1 million due to an increase in net realized and unrealized losses on our fixed maturity investments classified as trading;

(ii)	a decrease in net investment income of $6.1 million; and

(iii)	an increase in general and administrative expenses of $3.8 million; partially offset by

(iv)	an increase in net reduction in ultimate loss and loss adjustment expense liabilities of $3.1 million (excluding losses incurred relating to premiums earned by SeaBright in the period of $72.1 million);

(v)	a decrease in income tax expense of $3.3 million; and

(vi)	a net foreign exchange gain of $3.5 million for the six months ended June 30, 2013, which was a $5.2 million increase from the net foreign exchange loss for the same period in 2012.

Noncontrolling interest in earnings increased by $1.2 million to $7.0 million for the six months ended June 30, 2013 as a result of higher earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited decreased by $15.5 million from $50.4 million for the six months ended June 30, 2012 to $34.9 million for the six months ended June 30, 2013.

Net Premiums Earned:

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Gross premiums written	$16,542		$—
Ceded reinsurance premiums written	(5,664)		—

Net premiums written	$10,878	$10,878	$—

Gross premiums earned	$79,549		$—
Ceded reinsurance premiums earned	(7,413)		—

Net premiums earned	$72,136	$72,136	$—

Premiums Written

Gross and net premiums written by SeaBright from the date of acquisition to June 30, 2013 totaled $16.5 million and $10.9 million, respectively. Now that SeaBright’s exit from the mandatory renewal process has been approved, we expect that SeaBright will no longer generate premiums written.

Premiums Earned

Our gross premiums earned totaled $79.5 million for the period from the date of acquisition to June 30, 2013. Ceded reinsurance premiums earned for the period from the date of the SeaBright acquisition to June 30, 2013 totaled $7.4 million. Accordingly, net premiums earned totaled $72.1 million for the period from the date of acquisition to June 30, 2013.

Net Investment Income and Net Realized and Unrealized Gains:

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$34,871	$(6,057)	$40,928	$13,040	$(13,149)	$26,189

Net investment income for the six months ended June 30, 2013 decreased by $6.0 million to $34.9 million, as compared to $40.9 million for the six months ended June 30, 2012. The decrease was primarily a result of lower yields obtained on the cash and fixed income portfolios as securities with higher yields matured and were reinvested at lower yields during the six months ended June 30, 2013. This decrease was partially offset by net investment income attributable to higher cash and investments balances due to the SeaBright transaction which closed on February 7, 2013. The average cash and investments balances were 14% higher during the first six months of 2013 as compared to the same period in 2012.

Net realized and unrealized gains for the six months ended June 30, 2013 decreased by $13.2 million to $13.0 million, as compared to $26.2 million for the six months ended June 30, 2012. The decrease was primarily attributable to a combination of the following:

(i)	an increase of $43.5 million in net unrealized and realized losses (including $10.1 million related to SeaBright) on fixed income securities due primarily to increases in U.S. interest rates during the six months ended June 30, 2013; partially offset by

(ii)	an increase of $23.3 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our private equity and other investment holdings; and

(iii)	an increase of $6.3 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our equity portfolios.

The annualized investment return on cash and fixed maturities (inclusive of net realized and unrealized gains, but excluding net investment income and net realized and unrealized gains related to our other investments and equities) for the six months ended June 30, 2013 was (0.1)% as compared to the annualized investment return of 1.1% for the six months ended June 30, 2012. The annualized investment return on our other investments and equities (inclusive of net realized and unrealized gains) for the six months ended June 30, 2013 was 16.0% as compared to the annualized investment return of 4.4% for the six months ended June 30, 2012.

The average credit ratings of our fixed maturity investments for the six months ended June 30, 2013 and 2012 were A+ and AA-, respectively.

Net Reduction in Ultimate Loss and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net (increase) reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$(122,018)	$(13,423)	$(135,441)	$(135,481)	$—	$(135,481)
Net change in case and LAE reserves	137,612	(15,379)	122,233	169,944	—	169,944
Net change in IBNR reserves	37,968	(43,334)	(5,366)	27,252	—	27,252

Reduction (increase) in estimates of net ultimate losses	53,562	(72,136)	(18,574)	61,715	—	61,715
Reduction in provisions for bad debt	—	—	—	2,782	—	2,782
Reduction in provisions for unallocated loss adjustment expense liabilities	33,198	—	33,198	24,513	—	24,513
Amortization of fair value adjustments	(4,462)	—	(4,462)	(9,827)	—	(9,827)

Net reduction (increase) in ultimate loss and loss adjustment expense liabilities	$82,298	$(72,136)	$10,162	$79,183	$—	$79,183

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2013 of $10.2 million included incurred losses of $72.1 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $72.1 million, ultimate loss and loss adjustment expenses relating to prior periods were reduced by $82.3 million, which was attributable to a reduction in estimates of net ultimate losses of $53.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $33.2 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.5 million.

Excluding the impact of losses incurred of $72.1 million relating to SeaBright, the reduction in estimates of net ultimate losses of $53.6 million was primarily related to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $16.6 million;

(ii)	net adverse incurred loss development of $1.0 million (excluding the impact of redundant case reserves of $16.6 million) which included the settlement of net ceded case reserves of $26.2 million (excluding ceded IBNR recoverable) for net paid receipts of $74.3 million relating to the settlement of five commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of our top ten ceded reinsurance balances recoverable; and

(iii)	a reduction in IBNR reserves of $20.2 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in one of our Bermuda-based reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for this subsidiary was reduced as a result of the favorable trend of loss development during 2013 compared to prior forecasts.

The net reduction in ultimate loss and loss adjustment expense liabilities for the six months ended June 30, 2012 of $79.2 million was attributable to a reduction in estimates of net ultimate losses of $61.7 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $24.5 million, relating to 2012 runoff activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $9.8 million.

The reduction in estimates of net ultimate losses of $61.7 million for the six months ended June 30, 2012, comprised of net favorable incurred loss development of $34.4 million and reductions in IBNR reserves of $27.3 million, primarily related to the completion of six commutations of assumed reinsurance liabilities, including one of our largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was amongst our largest ten reinsurance balances recoverable as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million resulted from the collection of recoverables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for loss and loss adjustment expenses for the six months ended June 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Six Months Ended June 30,
	2013	2012
	(in thousands of U.S. dollars)
Balance as at January 1 (1)	$3,650,127	$4,272,081
Less: total reinsurance reserves recoverable	876,220	1,383,003

	2,773,907	2,889,078
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	72,136	—
Prior periods	(82,298)	(79,183)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(10,162)	(79,183)

Net losses paid related to:
Current period	(13,423)	—
Prior periods	(122,018)	(135,481)

Total net losses paid	(135,441)	(135,481)

Effect of exchange rate movement	(35,362)	(2,780)
Acquired on purchase of subsidiaries	479,982	—
Assumed business	79,342	61,121

Net balance as at June 30	3,152,266	2,732,755
Plus: total reinsurance reserves recoverable	888,970	1,064,854

Balance as at June 30	$4,041,236	$3,797,609

(1)

We have reclassified outstanding losses and loss adjustment expenses of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

Salaries and Benefits:

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$48,090	$(3,480)	$44,610

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $48.1 million and $44.6 million for the six months ended June 30, 2013 and 2012, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs primarily associated with our acquisition of SeaBright; partially offset by

(ii)	a decrease in the bonus accrual of approximately $3.3 million for the six months ended June 30, 2013 as compared to 2012. Expenses relating to our bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$31,704	$(3,789)	$27,915

General and administrative expenses increased by $3.8 million during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The $3.8 million increase was due principally to:

(i)	general and administrative expenses of $6.5 million incurred by SeaBright from the date of acquisition to June 30, 2013; and

(ii)	an increase in computer and related expenses of approximately $2.2 million due primarily to ongoing technology infrastructure projects; partially offset by

(iii)	a decrease in bank costs of $1.3 million primarily associated with the arrangement and agency fees paid in connection with establishing credit facilities in 2012; and

(iv)	a decrease in professional fees of approximately $2.9 million due primarily to decreased legal fees and settlement costs associated with due diligence projects and decreased other professional and consulting fees.

Interest Expense:

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$5,051	$(878)	$4,173

Interest expense of $5.1 million and $4.2 million was recorded for the six months ended June 30, 2013 and 2012, respectively. The increase in interest expense was primarily attributable to the increase in the amounts of loans outstanding during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Net Foreign Exchange Gains (Losses):

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$3,514	$5,219	$(1,705)

We recorded net foreign exchange gains (losses) of $3.5 million and $(1.7) million for the six months ended June 30, 2013 and 2012, respectively. The net foreign exchange gains for the six months ended June 30, 2013 arose primarily as a result of us holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated sharply against the U.S. dollar. The Australian dollar to U.S. dollar exchange rate decreased from AU$1 = $1.0382 at December 31, 2012 to AU$1 = $0.9154 at June 30, 2013, a decrease of 11.8% for the period. These gains were partially offset by net foreign exchange losses incurred during the six months ended June 30, 2013 arising as a result of holding surplus British pound and Euro assets at a time when the U.S. dollar was appreciating against these currencies.

In addition to the net foreign exchange gains recorded in our consolidated statement of earnings for the six months ended June 30, 2013, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, related to our non-life run-off segment of $13.7 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, the currency translation adjustments related primarily to our Australian-based and Ireland-based subsidiaries. As the functional currency of these subsidiaries is Australian dollars and Euros, respectively, we record any U.S. dollar gains or losses on the translation of their net Australian dollar or Euro assets through accumulated other comprehensive income.

Income Tax Expense:

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$12,358	$3,289	$15,647

We recorded income tax expense of $12.4 million and $15.6 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in taxes for the six months ended June 30, 2013 was due largely to lower overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2012 and from tax benefits arising on reductions in our uncertain tax positions.

Noncontrolling Interest:

	Six Months Ended June 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$7,027	$(1,165)	$5,862

We recorded a noncontrolling interest in earnings of $7.0 million and $5.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase in noncontrolling interest for the six months ended June 30, 2013 was due primarily to an increase in earnings for those companies where there exists a noncontrolling interest.

Life and Annuities Segment

Primarily because we acquired the Pavonia companies on March 31, 2013, results of operations for our life and annuities segment for the six month period ended June 30, 2013 were substantially the same as those for the three-month period ended June 30, 2013, which are described above.

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

At June 30, 2013, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $6.23 billion, compared to $4.31 billion at December 31, 2012. The increase of $1.92 billion was primarily a result of the completion of the SeaBright and Pavonia acquisitions. Our cash and cash equivalents portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds. We expect our total cash and cash equivalents, restricted cash and cash equivalents and investments to increase once the acquisitions of Atrium, Arden and Torus are completed.

Reinsurance Recoverables — Non-life Run-off

As of June 30, 2013 and December 31, 2012, the Company had total non-life run-off reinsurance balances recoverable of $1.14 billion and $1.12 billion, respectively. The increase of $14.0 million in total non-life run-off reinsurance balances recoverable was primarily a result of the completion of acquisitions in the period partially offset by commutations and cash collections made during the six months ended June 30, 2013. At June 30, 2013 and December 31, 2012, the provision for uncollectible reinsurance recoverable relating to total non-life run-off reinsurance balances recoverable was $338.3 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance balances recoverable, the balances are first allocated to applicable reinsurers. This determination is based on a detailed process, although management judgment is involved. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance balances recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of June 30, 2013 decreased to 22.9% as compared to 23.4% as of December 31, 2012, primarily as a result of reinsurance balances recoverable of companies acquired during the period against which there were minimal provisions for uncollectible reinsurance balances recoverable.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
Total cash (used in) provided by:	2013	2012
	(in thousands of U.S. dollars)
Operating activities	$(11,423)	$(186,555)
Investing activities	(254,889)	146,903
Financing activities	225,260	(142,096)
Effect of exchange rate changes on cash	3,059	4,157

Decrease in cash and cash equivalents	$(37,993)	$(177,591)

See “Item 1. Financial Statements – Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2013 and 2012” for further information.

Operating

Net cash used in our operating activities for the six month period ended June 30, 2013 was $11.4 million compared to $186.6 million for the six month period ended June 30, 2012. This $175.2 million decrease in cash used in our operating activities was due primarily to the following:

(i)	an increase of $317.1 million in the sales and maturities of trading securities between 2013 and 2012; and

(ii)	an increase in the net changes in assets and liabilities of $73.9 million between 2013 and 2012; partially offset by

(iii)	an increase of $207.9 million in the purchases of trading securities between 2013 and 2012.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and maturities of available-for-sale securities and other investments. Net cash used in investing activities was $254.9 million for the six months ended June 30, 2013 compared to net cash provided by investing activities of $146.9 million for the six months ended June 30, 2012. This $401.8 million decrease in investing cash flows was due primarily to the following:

(i)	the use of $284.0 million in net cash for the acquisitions of Pavonia and SeaBright during the six months ended June 30, 2013;

(ii)	a decrease of $23.5 million in the sales and maturities of available-for-sale securities between 2013 and 2012; and

(iii)	an increase of $196.9 million in restricted cash and cash equivalents between 2013 and 2012; partially offset by

(iv)	a decrease of $101.7 million in the funding of other investments between 2013 and 2012.

Financing

Net cash provided by financing activities was $225.3 million during the six months ended June 30, 2013 compared to net cash used of $142.1 million during the six months ended June 30, 2012. This $367.4 million increase in cash provided by financing activities was primarily attributable to the following:

(i)	an increase of $227.0 million in cash received attributable to bank loans during the six months ended June 30, 2013 primarily in connection with our acquisition funding requirements;

(ii)	a decrease of $115.9 million in cash used to repay bank loans between 2013 and 2012; and

(iii)	a decrease of $24.5 million in dividends and distributions of capital to noncontrolling interest between 2013 and 2012.

Investments

The table below shows the aggregate amounts of our investments carried at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$434,582	10.0%	$366,863	10.9%
Non-U.S. government	470,202	10.9%	389,578	11.6%
Corporate	2,232,089	51.6%	1,715,870	51.2%
Municipal	83,435	1.9%	20,446	0.6%
Residential mortgaged-backed	167,670	3.9%	120,092	3.6%
Commercial mortgage-backed	143,288	3.3%	131,329	3.9%
Asset-backed	180,667	4.2%	79,264	2.4%

Fixed maturities	3,711,933	85.8%	2,823,442	84.2%
Other investments	468,412	10.8%	414,845	12.4%
Equities-U.S.	110,212	2.6%	92,406	2.7%
Equities-International	36,015	0.8%	22,182	0.7%

Total investments	$4,326,572	100.0%	$3,352,875	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$18,578	2.2%	$—	—%
Non-U.S. government	20,882	2.5%	—	—%
Corporate	788,109	94.2%	—	—%
Residential mortgaged-backed	262	0.1%	—	—%
Asset-backed	8,234	1.0%	—	—%

Total investments	$836,065	100.0%	$—	—%

As at June 30, 2013, we held investments on our balance sheet totaling $5.21 billion, compared to $3.35 billion at December 31, 2012, with net unrealized appreciation included in accumulated comprehensive income of $4.1 million compared to $5.7 million at December 31, 2012. As at June 30, 2013, we had approximately $1.3 billion of restricted assets compared to approximately $1.0 billion at December 31, 2012.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, an equity fund and a real estate debt fund. At June 30, 2013, these other investments totaled $468.4 million, or 9.0%, of our total balance sheet investments (December 31, 2012: $414.8 million or 12.4%). The trend of increased allocation in absolute terms to our other investments is likely to continue in the future based on continued funding of our existing outstanding investment commitments along with future acquisitions.

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at June 30, 2013, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at June 30, 2013, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity Investments

Our investment guidelines govern the types of investments we make, including with respect to credit quality ratings.

The maturity distribution for our fixed maturity investments held as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
Due in one year or less	$865,613	19.0%	$1,032,614	36.6%
Due after one year through five years	1,875,980	41.3%	1,342,257	47.5%
Due after five years through ten years	296,204	6.5%	99,957	3.5%
Due after ten years	1,010,080	22.2%	17,929	0.6%

Fixed maturities	4,047,877	89.0%	2,492,757	88.2%
Residential mortgage-backed	167,932	3.7%	120,092	4.3%
Commercial mortgage-backed	143,288	3.3%	131,329	4.7%
Asset-backed	188,901	4.0%	79,264	2.8%

Total	$4,547,998	100.0%	$2,823,442	100.0%

As at June 30, 2013 and December 31, 2012, our fixed maturity investments and short-term investment portfolio had an average credit quality rating of A+ and AA-, respectively. At June 30, 2013 and December 31, 2012, our fixed maturity investments rated BBB or lower comprised 10.9% and 11.3% of our total investment portfolio, respectively.

At June 30, 2013, we had $411.8 million of short-term investments (December 31, 2012: $319.1 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At June 30, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$435,006	$434,582	10.0%	$—	$417,587	$16,995	$—	$—	$—
Non-U.S. government	470,219	470,202	10.9%	223,771	161,860	83,890	681	—	—
Corporate	2,248,353	2,232,089	51.6%	113,024	528,082	1,110,536	435,032	27,116	18,309
Municipal	83,528	83,435	1.9%	12,204	57,659	13,572	—	—	—
Residential mortgage-backed	170,090	167,670	3.9%	5,704	147,204	5,849	7,417	1,496	—
Commercial mortgage-backed	143,804	143,288	3.3%	44,259	35,261	29,117	27,874	6,777	—
Asset-backed	181,376	180,667	4.2%	132,428	35,971	11,289	979	—	—

Total fixed maturity and short-term investments	$3,732,376	3,711,933	85.8%	531,390	1,383,624	1,271,238	471,983	35,389	18,309

				14.3%	37.3%	34.2%	12.7%	1.0%	0.5%
Equities
U.S.		110,212	2.5%	—	—	—	—	—	110,212
International		36,015	0.9%	—	—	—	—	—	36,015

Total equities		146,227	3.4%	—	—	—	—	—	146,227

				0%	0%	0%	0%	0%	100.0%
Other investments
Private equity funds		150,932	3.5%	—	—	—	—	—	150,932
Fixed income funds		156,625	3.6%	—	—	—	—	—	156,625
Fixed income hedge funds		62,039	1.4%	—	—	—	—	—	62,039
Equity fund		62,473	1.5%	—	—	—	—	—	62,473
Real estate debt fund		31,928	0.7%	—	—	—	—	—	31,928
Other		4,415	0.1%	—	—	—	—	—	4,415

Total other investments		468,412	10.8%	—	—	—	—	—	468,412

				0%	0%	0%	0%	0%	100.0%
Total investments		$4,326,572	100.0%	$531,390	$1,383,624	$1,271,238	$471,983	$35,389	$632,948

				12.3%	32.0%	29.4%	10.9%	0.8%	14.6%

At December 31, 2012	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$362,288	$366,863	10.9%	$—	$366,863	$—	$—	$—	$—
Non-U.S. government	380,401	389,578	11.6%	244,366	103,515	39,051	2,646	—	—
Corporate	1,694,652	1,715,870	51.2%	140,708	434,903	803,663	301,787	27,409	7,400
Municipal	19,743	20,446	0.6%	—	14,470	5,837	139	—	—
Residential mortgage-backed	119,538	120,092	3.6%	17,218	81,253	2,858	16,940	1,823	—
Commercial mortgage-backed	130,841	131,329	3.9%	62,597	9,828	29,884	21,406	7,614	—
Asset-backed	78,644	79,264	2.4%	64,237	8,177	5,070	174	1,606	—

Total fixed maturity and short-term investments	$2,786,107	2,823,442	84.2%	529,126	1,019,009	886,363	343,092	38,452	7,400

				18.7%	36.1%	31.4%	12.2%	1.4%	0.2%
Equities
U.S.		92,406	2.8%	—	—	—	—	—	92,406
International		22,182	0.6%	—	—	—	—	—	22,182

Total equities		114,588	3.4%	—	—	—	—	—	114,588

				0%	0%	0%	0%	0%	100.0%
Other investments
Private equity funds		127,696	3.8%	—	—	—	—	—	127,696
Fixed income funds		156,235	4.7%	—	—	—	—	—	156,235
Fixed income hedge funds		53,933	1.6%	—	—	—	—	—	53,933
Equity fund		55,881	1.7%	—	—	—	—	—	55,881
Real estate debt fund		16,179	0.5%	—	—	—	—	—	16,179
Other		4,921	0.1%	—	—	—	—	—	4,921

Total other investments		414,845	12.4%	—	—	—	—	—	414,845

				0%	0%	0%	0%	0%	100.0%
Total investments		$3,352,875	100.0%	$529,126	$1,019,009	$886,363	$343,092	$38,452	$536,833

				15.8%	30.4%	26.5%	10.2%	1.1%	16.0%

The following table summarizes the composition of the amortized cost and fair value of our held-to-maturity fixed maturity and short-term investments as at June 30, 2013 by ratings as assigned by major rating agencies (as at December 31, 2012, we had no investments classified as held-to-maturity).

At June 30, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$19,835	$18,578	2.2%	$—	$18,578	$—	$—	$—	$—
Non-U.S. government	21,854	20,882	2.5%	—	20,882	—	—
Corporate	833,376	788,109	94.2%	46,011	206,806	471,057	58,430	530	5,275
Residental mortgage-backed	261	262	0.1%	—	262	—	—	—	—
Asset-backed	8,234	8,234	1.0%	8,234	—	—	—	—	—

Total fixed maturity and short-term investments	$883,560	$836,065	100.0%	$54,245	$246,528	$471,057	$58,430	$530	$5,275

				6.5%	29.5%	56.3%	7.0%	0.1%	0.6%

Eurozone Exposure

At June 30, 2013, we did not own any investments in fixed maturity securities (which includes bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating are highlighted in the following table:

	Rating
	AAA	AA	A	Not rated	Total
		(in thousands of U.S. dollars)
Germany	$36,966	$13,525	$—	$—	$50,491
Supranationals	12,726	861	—	—	13,587
Netherlands	22,329	7,366	771	—	30,466
France	—	29,981	—	—	29,981
Belgium	—	2,797	—	—	2,797
Finland	460	—	—	—	460
Austria	—	904	—	—	904

	72,481	55,434	771	—	128,686
Euro Region Government Bond Funds	—	—	—	12,170	12,170

	$72,481	$55,434	$771	$12,170	$140,856

Our fixed maturity investments exposure to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$749	$611	$7,646	$5,866	$35,619	$50,491
Supranationals	7,206	763	—	2,689	2,929	13,587
Netherlands	772	7,096	2,014	10,987	9,597	30,466
France	3,005	7,606	6,593	7,489	5,288	29,981
Belgium	—	—	—	—	2,797	2,797
Finland	—	—	—	460	—	460
Austria	—	—	—	—	904	904

	$11,732	$16,076	$16,253	$27,491	$57,134	$128,686

At June 30, 2013, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) where the ultimate parent company of the issuer was located within the Eurozone. This includes investments that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$303	$1,410	$41,132	$—	$—	$42,845
Belgium	—	—	33,663	—	—	33,663
Netherlands	3,360	40,247	39,165	33,740	—	116,512
France	20,269	8,762	31,111	3,043	10,408	73,593
Spain	—	—	—	14,958	—	14,958
Italy	—	—	7,610	28,785	—	36,395
Austria	398	—	—	—	—	398
Finland	—	—	2,000	—	—	2,000

	$24,330	$50,419	$154,681	$80,526	$10,408	$320,364

	Sector
	Financial	Industrial	Utility	Energy	Telecom	Other	Total
	(in thousands of U.S. dollars)
Germany	$3,797	$29,570	$—	$—	$—	$9,478	$42,845
Belgium	—	—	—	—	—	33,663	33,663
Netherlands	73,600	9,790	2,048	18,955	6,030	6,089	116,512
France	46,727	7,765	8,980	—	7,003	3,118	73,593
Spain	—	—	9,761	—	5,197	—	14,958
Italy	503	—	2,497	7,610	25,785	—	36,395
Austria	398	—	—	—	—	—	398
Finland	2,000	—	—	—	—	—	2,000

	$127,025	$47,125	$23,286	$26,565	$41,015	$52,348	$320,364

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$2,500	$5,482	$1,683	$6,265	$26,915	$42,845
Belgium	—	—	406	1,592	31,665	33,663
Netherlands	15,582	10,144	8,026	31,520	51,240	116,512
France	6,844	—	19,088	13,008	34,653	73,593
Spain	—	—	7,864	1,744	5,350	14,958
Italy	—	13,365	12,420	—	10,610	36,395
Austria	—	—	398	—	—	398
Finland	2,000	—	—	—	—	2,000

	$26,926	$28,991	$49,885	$54,129	$160,433	$320,364

Fixed maturity investments issued by companies in the United Kingdom and Switzerland are not included in the tables above. None of the fixed maturity investments we owned at June 30, 2013 were considered impaired and we do not expect to incur any significant losses on those investments.

Long-Term Debt

Our long-term debt at June 30, 2013 consisted of loan facilities used to partially finance certain of our acquisitions and significant new business transactions, our revolving credit facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes, and surplus notes acquired in connection with the SeaBright acquisition. We draw down on the loan facilities at the time of an acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company.

On February 5, 2013, we fully drew down the $111.0 million available under a four-year term loan facility provided by National Australia Bank and Barclays Bank PLC, or the SeaBright Facility, in connection with the acquisition of SeaBright. In addition, on February 5, 2013 and March 26, 2013, we borrowed $56.0 million and $60.0 million, respectively, under the EGL Revolving Credit Facility.

Total amounts of loans payable outstanding, including accrued interest, as of June 30, 2013 and December 31, 2012, totaled $347.9 million and $107.4 million, respectively.

As of June 30, 2013, all of the covenants relating to our three outstanding credit facilities (the SeaBright Facility, the term facility related to our 2011 acquisition of Clarendon National Insurance Company, or the Clarendon Facility, and the EGL Revolving Credit Facility) were met.

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of these credit facilities.

Amendment and Restatement of EGL Revolving Credit Facility

On July 8, 2013, we, and certain of our subsidiaries, as borrowers, as well as certain of our subsidiaries, as guarantors, entered into an amendment and restatement of our existing Revolving Credit Facility Agreement with National Australia Bank Limited, or NAB, and Barclays Bank PLC, or Barclays, as mandated lead arrangers, NAB, Barclays and Royal Bank of Canada, as original lenders, and NAB as agent, or the Restated Credit Agreement. The Restated Credit Agreement provides for a five-year revolving credit facility (expiring in July 2018) pursuant to which we are permitted to borrow up to an aggregate of $375.0 million, or the Amended EGL Revolving Credit Facility, which is available to fund permitted acquisitions and for general corporate purposes. The existing Revolving Credit Facility Agreement had provided for a three-year $250.0 million facility that was set to terminate in June 2014. Our ability to draw on the Credit Facility is subject to customary conditions.

The Amended EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays in our name and into which amounts received in respect of any capital release from certain of our subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the Amended EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The Amended EGL Revolving Credit Facility imposes various financial and business covenants on us, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, restrictions on dividends and limitations on liens.

During the existence of any event of default (as specified in the Restated Credit Agreement), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. During the existence of any payment default, the interest rate would be increased by 1.0%. The Amended EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on the fifth anniversary of the date of the Restated Credit Agreement.

SeaBright Surplus Notes

On May 26, 2004, SeaBright issued, in a private placement, $12.0 million in subordinated floating rate Surplus Notes due in 2034. The note holder is ICONS, Ltd., with Wilmington Trust Company acting as Trustee.

Interest, paid quarterly in arrears, is calculated at the beginning of the interest payment period using the three-month LIBOR plus 400 basis points. The quarterly interest rate cannot exceed the initial interest rate by more than 10% per year, cannot exceed the corporate base (prime) rate by more than 2% and cannot exceed the highest rate permitted by New York law. The rate or amount of interest required to be paid in any quarter is also subject to limitations imposed by the Illinois Insurance Code. Interest amounts not paid as a result of these limitations become “Excess Interest,” which SeaBright may be required to pay in the future, subject to the same limitations and all other provisions of the Surplus Notes Indenture. Excess Interest has not applied during the periods the notes have been outstanding. The interest rate in effect as at June 30, 2013 was 4.3%.

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

The notes are redeemable prior to 2034 by SeaBright, in whole or in part, on any interest payment date. We have received approval from the Illinois Department of Insurance to redeem the notes in whole, and have notified both the trustee and note holder that we will redeem the note on August 24, 2013, the next interest payment date.

Interest expense for the three months ended June 30, 2013 and the period from February 7, 2013 (the date of acquisition of SeaBright) to June 30, 2013 was $0.1 million and $0.2 million, respectively.

Clarendon Facility

On July 31, 2013, we repaid $27.5 million of the outstanding principal on our Clarendon Facility reducing the outstanding principal to $79.0 million.

Aggregate Contractual Obligations

We have updated the amounts and categories of our contractual obligations previously provided on page 98 of our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect changes in gross reserves, operating lease obligations, investment commitments and loan repayments during the six months ended June 30, 2013, as well as the assumption of policy benefits for life and annuity contracts as a result of the acquisition of the Pavonia companies.

	Payments Due by Period
	Total	Less than 1 year	1 -3 years	3 - 5 years	More than 5 years
		(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for loss and loss adjustment expenses (1)	$4,298.6	$804.0	$1,414.3	$748.0	$1,332.3
Policy benefits for life and annuity contracts (2)	2,622.9	86.5	156.2	141.6	2,238.6
Operating lease obligations	21.2	3.6	16.0	1.6	—
Investing Activities
Investment commitments	103.8	47.1	56.6	0.1	—
Financing Activities
Loan repayments (including interest payments)	347.9	148.9	199.0	—	—
Acquisition funding (3)	226.8	226.8	—	—	—

Total	$7,621.2	$1,316.9	$1,842.1	$891.3	$3,570.9

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

The amounts in the above table represent our estimates of known liabilities as of June 30, 2013 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for loss and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of June 30, 2013 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at June 30, 2013 of $1,293.3 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

(3)	The acquisition funding does not include the amount associated with the expected future issuance by us of approximately 1,901,000 voting ordinary shares and 711,000 Series B convertible non-voting preference shares in relation to the acquisition of Torus.

Commitments and Contingencies

We have entered into definitive agreements with respect to: (i) the Torus amalgamation, which is expected to close by the end of 2013; (ii) the acquisitions of Atrium and Arden, which are expected to close in the fourth quarter of 2013; (iii) the Investors Agreements of Bayshore and Northshore and the corresponding equity commitment letters of Trident in respect of the Torus amalgamation and acquisitions of Atrium and Arden; and (iv) the Reciprocal of America loss portfolio transfer, which is expected to close in the fourth quarter of 2013. The Torus amalgamation, Trident and Atrium and Arden agreements are described above in “—Acquisitions”, the Reciprocal of America agreement is described above in “—Significant New Business”, and the Revolving Credit Facility is described above in “—Long-term Debt”.

Refer also to Item 1, “Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q for information regarding our litigation matters.

There have been no other material changes in our commitments or contingencies since December 31, 2012. Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2012 for more information.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2012. As a result of the SeaBright and Pavonia acquisitions, we have adopted certain new critical accounting policies during the six months ended June 30, 2013, which are described below.

Premium Revenue Recognition

Non-life Run-off

Our non-life run-off premiums written are earned on a pro-rata basis over the coverage period. Our reinsurance premiums are recorded at the inception of the policy, unless policy language stipulates otherwise, and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. A change in reinsurance premium estimates is made when additional information regarding changes in underlying exposures is obtained. Such changes in estimates are expected and may result in significant adjustments in future periods. We record any adjustments as premiums written in the period they are determined.

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

Life and Annuities

We generally recognize premiums from term life insurance, credit life and disability insurance and assumed life reinsurance as revenue when due from policyholders. Term life insurance, assumed life reinsurance and credit life and disability insurance policies include those contracts with fixed and guaranteed premiums and benefits. We match benefits and expenses with revenue to result in the recognition of profit over the life of the contracts.

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

Fixed maturity investments are subject to fluctuations in fair value due to changes in interest rates, changes in issuer-specific circumstances such as credit rating and changes in industry-specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. At maturity, absent any credit loss, fixed maturity investments’ amortized costs will equal their fair values and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available-for-sale or trading investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net earnings for such period.

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities, address operational challenges and support our planned growth;

•

risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•

risks relating to our life and annuities business, including mortality and morbidity rates, lapse rates, the performance of assets to support the insured liabilities, and the risk of catastrophic events;

•

risks relating to the active, or “live,” underwriting businesses we have agreed to acquire, including unpredictability and severity of catastrophic events, failure of risk management and loss limitation methods, the risk of a ratings downgrade, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to the active underwriting market;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•

changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II — Item 1A of this Quarterly Report on Form 10-Q, as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our balance sheets include a substantial amount of assets and, to a lesser extent, liabilities, whose fair values are subject to market risks, which represent the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our primary market risks are interest rate risk, credit risk, equity price risk, and foreign currency exchange rate risk. The following provides an analysis of the potential effects that these market risk exposures (other than foreign currency exchange rate risk, which is discussed in our Annual Report on Form 10-K for the year ended December 31, 2012) could have on our future earnings. This analysis is based on estimated changes. Actual results could differ significantly from amounts stated below, and our analysis should not be construed as our prediction for future market events.

Interest Rate Risk

We have updated the amounts of our interest rate movement analysis previously provided on page 100 of our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect the changes in the amount of short-term and fixed maturity investments we hold as at June 30, 2013. Our short-term and fixed maturity investments classified as trading and available-for-sale are exposed to interest rate risk, as any changes in interest rates have a direct effect on the market values of these investments. As interest rates rise, the market values fall, and the converse is also true.

Our fixed maturity and short-term investments supporting our PPA business have been classified as held-to-maturity and, as a result, are not exposed to interest rate risk. However, they are exposed to credit risk as a result of investment rating downgrades or issuer defaults.

We have estimated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our short-term and fixed maturity investments classified as trading and available-for-sale at June 30, 2013 and December 31, 2012. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Fixed Maturity and Short-term Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At June 30, 2013	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$4,796	$4,771	$4,736	$4,697	$4,659
Market Value Change from Base	1.26%	0.73%	0%	(0.82)%	(1.63)%
Change in Unrealized Value	$60	$35	$0	$(39)	$(77)

At December 31, 2012	-100	-50	0	+50	+100
Total Market Value	$3,794	$3,791	$3,778	$3,760	$3,741
Market Value Change from Base	0.4%	0.3%	0%	(0.4)%	(0.9)%
Change in Unrealized Value	$16	$13	$0	$(18)	$(37)

Credit Risk

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At June 30, 2013, approximately 48.7% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2012: 46.2%) with 13.0% (December 31, 2012: 11.4%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of A+ (December 31, 2012: AA-). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

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

As at June 30, 2013 and December 31, 2012, reinsurance balances recoverable with a carrying value of $252.4 million and $144.1 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total reinsurance balances recoverable. Of the $252.4 million and $144.1 million recoverable from reinsurers as at June 30, 2013 and December 31, 2012, $93.0 million and $121.6 million, respectively, is secured by a trust fund held for the benefit of our insurance and reinsurance subsidiaries. As at June 30, 2013 and December 31, 2012, the two and one reinsurers, respectively, had a minimum credit rating of A+, as provided by a major rating agency.

Equity Price Risk

Our portfolio of equity investments, including the equity fund included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at June 30, 2013 was $208.7 million (December 31 2012: $170.5 million). At June 30, 2013 the impact of a 10% decline in the overall market prices of our equities at risk would be $20.9 million (December 31, 2012: $17.0 million), on a pre-tax basis.

There have been no other material changes in our market risk exposures since December 31, 2012. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2013. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. During the three months ended June 30, 2013, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the identification of securities to be classified as either available-for-sale, held-to-maturity or trading at the date of a business combination involving a life insurance business. This material weakness resulted in amending and restating our unaudited consolidated balance sheet and related financial information as of March 31, 2013 and the filing of an Amended Report on Form 10-Q/A for the first quarter.

Our management, with the oversight of our audit committee, has designed and implemented enhanced controls relating to evaluation and classification of securities acquired in a business combination. Specifically, we now require the classification of investment portfolios acquired to be included in the purchase accounting documentation that is reviewed by our Chief Financial Officer, which management believes has addressed the material weakness. However, solely because these enhanced controls have not yet been tested, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of June 30, 2013. Notwithstanding the identified material weakness, management believes the financial statements included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows at and for the period presented in accordance with U.S. GAAP.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013. Based on that evaluation, management noted that: (i) enhanced controls had been implemented relating to the evaluation and classification of securities acquired in a business combination (as described above) and (ii) new controls had been adopted related to the operation of our new life insurance business, following our March 31, 2013 acquisition of the Pavonia companies. There were no other changes made in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In connection with our acquisition of SeaBright, two purported class action lawsuits were filed against SeaBright Holdings, Inc. (“SeaBright”), the members of its board of directors, our merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, us. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits alleged, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and we or our merger subsidiary aided and abetted the alleged breaches of fiduciary duties. We believed these suits were without merit; nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, we, SeaBright and the SeaBright director defendants agreed to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement required SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement did not change the amount of the merger consideration that we paid to SeaBright’s stockholders in any way, nor did it alter any deal terms. On July 19, 2013, the Superior Court of the State of Washington entered an order approving the settlement. This order will become final and unappealable on August 19, 2013. Once the Washington order becomes final and unappealable, the parties will request that the Delaware action also be dismissed.

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

We believe that the risk factors identified in our Annual Report on Form 10-K have not materially changed, except as set forth below.

Our pending acquisitions of Atrium/Arden and Torus will represent our strategic expansion into the “live” underwriting business, which will be a new line of business for us and which will present certain different risks and uncertainties than those of our existing run-off businesses. The new risks and uncertainties described below, as well as others we may encounter, could cause a material adverse effect on our business, financial condition and results of operations.

On June 5, 2013, we entered into definitive agreements with Arden Holdings Limited under which we will acquire Atrium and Arden. Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital. On July 8, 2013, we entered into the Amalgamation Agreement to acquire Torus, a global specialty insurer and holding company of six wholly-owned insurance vehicles, including one Lloyd’s syndicate.

These acquisitions represent a further evolution of our business, which to date has been limited to the acquisition and management of insurance and reinsurance and portfolios of business in run-off and providing management, consultancy and other services to the insurance and reinsurance industry. Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance.

Once we acquire Atrium, Arden, and Torus, we will face risks and uncertainties in addition to those inherent in our core run-off business, including, but not limited to, the following:

•

Exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, explosions, acts of terrorism, war or political unrest) and changing climate conditions, which could adversely affect our earnings and financial condition and cause substantial volatility in our results of operations for any fiscal quarter or year;

•	Failure of our risk management and loss limitation methods to adequately manage our exposure to losses;

•

The risk of financial strength ratings downgrades at Torus, which would likely negatively impact our competitive position in the industry, severely limit or prevent us from writing new insurance and reinsurance contracts, permit certain ceding companies to cancel reinsurance contracts we have issued, and inhibit our ability to implement our business strategies successfully;

•

The intense competition for business in this industry, including from major global insurance and reinsurance companies and underwriting syndicates with greater experience and resources than us, or as a result of industry consolidation;

•

Dependence on a limited number of brokers, managing general agents and other third parties to support our business, both in terms of the volume of business we will rely on them to place and the credit risk we will assume from them;

•

The cyclical nature of the insurance and reinsurance business, which could negatively impact premium rates and policy terms and could cause our results of operations to fluctuate significantly from period to period;

•	Increased regulation that we will be subject to as a result of the active underwriting part of our business, as well as our presence in a number of new jurisdictions; and

•

Our ability to integrate these new businesses and support the resulting significant growth of our Company (which will add approximately 750 new employees and a number of new offices worldwide), including by maintaining operating procedures and internal controls to effectively manage the businesses and meet our regulatory and reporting requirements.

Any of these risks, and other risks and uncertainties that we may not now be aware of but may nonetheless encounter, could result in underperformance of the acquired businesses compared to our expectations, and could also have a material adverse effect on our business, financial condition and results of operations.

A few significant shareholders may influence or control the direction of our business. If the ownership of our ordinary shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of Messrs. Silvester, O’Shea and Packer, Trident V, L.P. and its affiliates, or Trident, Beck Mack & Oliver LLC, or Beck Mack, and Goldman, Sachs & Co. and its affiliates, or Goldman Sachs, may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of June 30, 2013, Messrs. Silvester, O’Shea and Packer, Trident, Beck Mack and Goldman Sachs beneficially owned approximately 11.2%, 2.6%, 2.4%, 9.7%, 8.5% and 4.8%, respectively, of our outstanding Voting Ordinary Shares. In connection with the Amalgamation Agreement to acquire Torus, we will issue Voting Ordinary Shares to First Reserve and Corsair at the closing of the Amalgamation constituting 9.5% and 2.5%, respectively, of our outstanding Voting Ordinary Shares. First Reserve will also receive Non-Voting Preferred Shares and the right to designate one representative to our Board of Directors.

Although they do not act as a group, Trident, First Reserve, Beck Mack, Goldman Sachs, Corsair and each of Messrs. Silvester, O’Shea and Packer may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.

The market value of our Voting Ordinary Shares may decline if large numbers of shares are sold, including pursuant to existing registration rights.

We have a registration rights agreement with Mr. Silvester, Trident and certain other of our shareholders. This agreement provides that Mr. Silvester and Trident may request that we effect a registration under the Securities Act of 1933, as amended (or the Securities Act) of certain of their Voting Ordinary Shares. We have also entered into a registration rights agreement with affiliates of Goldman, Sachs & Co. in connection with our private placement in 2011, which provides that these investors may make two requests that we effect a registration under the Securities Act of the Voting Ordinary Shares and non-voting ordinary shares issued to them in the private placement. In connection with the Amalgamation Agreement to acquire Torus, we will enter into a registration rights agreement with First Reserve and Corsair at the closing of the Amalgamation. The agreement will require us to file a resale shelf registration statement for their Registrable Securities within 20 business days after the closing, and will provide that, at any time after the six month anniversary of the closing, First Reserve may make three requests that we effect a registration under the Securities Act of the Voting Ordinary Shares (including any Voting Ordinary Shares into which First Reserve’s Non-Voting Preferred Shares may convert) and that Corsair may make one such request.

All of these investors also have (or, in the case of First Reserve and Corsair, will have) “piggyback” registration rights with respect to our registration of Voting Ordinary Shares for our own account or for the account of one or more of our shareholders. As of June 30, 2013, an aggregate of approximately 2.6 million Voting Ordinary Shares held by Mr. Silvester and Trident and 665,529 Voting Ordinary Shares and 2,725,637 non-voting ordinary shares held by affiliates of Goldman, Sachs & Co. are subject to these agreements. Following the closing of the Amalgamation, an aggregate of approximately 1,901,000 Voting Ordinary Shares held by First Reserve and Corsair and approximately 711,000 Non-Voting Preferred Shares held by First Reserve will be subject to their registration rights agreement.

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

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1*¿	Share Purchase Agreement dated June 5, 2013 by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited.
2.2*¿	Share Purchase Agreement dated June 5, 2013 by and among Arden Holdings Limited, Northshore Holdings Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Arden Reinsurance Company Limited.
2.3*¿	Agreement and Plan of Amalgamation, dated July 8, 2013, by and among Enstar Group Limited, Veranda Holdings Ltd., Hudson Securityholders Representative LLC, and Torus Insurance Holdings Limited.
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).
3.2	Third Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).
3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).
3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).
10.1*	Restatement Agreement for Revolving Credit Facility Agreement, dated July 8, 2013, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Mandated Lead Arrangers, and National Australia Bank Limited as Agent and Security Agent.
10.2*	Northshore Investors Agreement, dated July 3, 2013, by and among Kenmare Holdings Ltd. and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
10.3*	Subscription Letter Agreement, dated July 3, 2013, from Kenmare Holdings Ltd. to Northshore Holdings Limited.
10.4*	Subscription Letter Agreement, dated July 3, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Northshore Holdings Limited.
10.5*	Bayshore Investors Agreement, dated July 8, 2013, by and among Enstar Group Limited, Kenmare Holdings Ltd., and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P.
10.6*	Subscription Letter Agreement, dated July 8, 2013, from Kenmare Holdings Ltd. to Bayshore Holdings Limited.
10.7*	Subscription Letter Agreement, dated July 8, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Bayshore Holdings Limited.
15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Interactive Data Files.

*	Filed herewith
**	Furnished herewith
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request