Form 10-Q
period 2013-09-30
Enstar Group LTD
filed 2013-11-07
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2013, the registrant had outstanding 13,901,662 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$387,838	$319,111
Short-term investments, held-to-maturity, at amortized cost	10,111	—
Fixed maturities, trading, at fair value	3,461,075	2,253,210
Fixed maturities, held-to-maturity, at amortized cost	870,454	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013—$60,092; 2012—$245,396)	63,591	251,121
Equities, trading, at fair value	145,723	114,588
Other investments, at fair value	518,307	414,845

Total investments	5,457,099	3,352,875
Cash and cash equivalents	520,560	654,890
Restricted cash and cash equivalents	386,605	299,965
Accrued interest receivable	42,215	22,932
Accounts receivable	59,745	15,399
Premiums receivable	153,623	—
Income taxes recoverable	11,718	11,302
Deferred tax asset	41,478	9,421
Reinsurance balances recoverable	1,395,345	1,122,919
Funds held by reinsured companies	235,156	365,252
Goodwill	21,222	21,222
Other assets	17,503	6,066

TOTAL ASSETS	$8,342,269	$5,882,243

LIABILITIES
Losses and loss adjustment expenses	$4,400,418	$3,650,127
Policy benefits for life and annuity contracts	1,288,148	11,027
Unearned premium	34,136	—
Insurance and reinsurance balances payable	213,033	143,123
Accounts payable and accrued liabilities	74,587	73,258
Income taxes payable	19,635	23,023
Deferred tax liabilities	7,260	14,486
Loans payable	355,663	107,430
Other liabilities	73,478	84,536

TOTAL LIABILITIES	6,466,358	4,107,010

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	32,507	—

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2013: 156,000,000; 2012: 156,000,000)
Ordinary shares (issued and outstanding 2013: 13,801,425; 2012: 13,752,172)	13,801	13,752
Non-voting convertible ordinary shares:
Series A (issued 2013: 2,972,892; 2012: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2013: 2,725,637; 2012: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2013: 2,972,892; 2012: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	961,270	958,571
Accumulated other comprehensive income	14,676	24,439
Retained earnings	1,043,996	972,853

Total Enstar Group Limited Shareholders’ Equity	1,617,883	1,553,755

Noncontrolling interest	225,521	221,478

TOTAL SHAREHOLDERS’ EQUITY	1,843,404	1,775,233

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$8,342,269	$5,882,243

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Month Periods Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned—non-life run-off	$28,134	$—	$100,270	$—
Net premiums earned—life and annuities	30,540	822	65,661	2,692
Consulting fees	2,398	1,944	7,805	5,913
Net investment income	25,009	19,658	70,224	60,995
Net realized and unrealized gains	37,010	28,280	39,211	55,353

	123,091	50,704	283,171	124,953

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	28,134	—	100,270	—
Reduction in estimates of net ultimate losses	(27,850)	(58,506)	(81,413)	(120,221)
Reduction in provisions for bad debt	(5,465)	—	(5,465)	(2,782)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,320)	(12,579)	(49,518)	(37,092)
Amortization of fair value adjustments	5,025	8,538	9,488	18,365

	(16,476)	(62,547)	(26,638)	(141,730)
Life and annuity policy benefits	33,332	822	63,555	2,692
Salaries and benefits	29,716	25,138	79,013	69,968
General and administrative expenses	29,126	14,409	67,074	43,423
Interest expense	3,270	1,713	8,796	5,886
Net foreign exchange (gains) losses	(673)	977	(3,994)	2,618

	78,295	(19,488)	187,806	(17,143)

EARNINGS BEFORE INCOME TAXES	44,796	70,192	95,365	142,096
INCOME TAXES	(1,340)	(14,700)	(13,726)	(30,347)

NET EARNINGS	43,456	55,492	81,639	111,749
Less: Net earnings attributable to noncontrolling interest	(3,469)	(7,776)	(10,496)	(13,638)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$39,987	$47,716	$71,143	$98,111

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.42	$2.90	$4.31	$5.97

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.39	$2.86	$4.26	$5.88

Weighted average ordinary shares outstanding—basic	16,525,012	16,437,780	16,521,865	16,433,943
Weighted average ordinary shares outstanding—diluted	16,720,715	16,676,529	16,698,640	16,674,356

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Month Periods Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$43,456	$55,492	$81,639	$111,749

Other comprehensive income, net of tax:
Unrealized holding gains on investments arising during the period	36,840	25,464	37,210	53,135
Reclassification adjustment for net realized and unrealized gains included in net earnings	(37,010)	(28,280)	(39,211)	(55,353)

Unrealized losses arising during the period, net of reclassification adjustment	(170)	(2,816)	(2,001)	(2,218)
Currency translation adjustment	9,053	3,597	(12,448)	2,689

Total other comprehensive income (loss)	8,883	781	(14,449)	471

Comprehensive income	52,339	56,273	67,190	112,220
Less comprehensive income attributable to noncontrolling interest	(4,206)	(7,652)	(5,810)	(13,921)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$48,133	$48,621	$61,380	$98,299

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Month Periods Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$13,752	$13,665
Issue of shares	4	4
Share awards granted/vested	45	44

Balance, end of period	$13,801	$13,713

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series B, C and D Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Treasury Shares

Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$958,571	$956,329
Share awards granted/vested	—	415
Issue of shares, net	487	381
Amortization of equity incentive plan	2,212	2,066

Balance, end of period	$961,270	$959,191

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$24,439	$27,096
Foreign currency translation adjustments	(8,254)	1,332
Net movement in unrealized holding losses on investments	(1,509)	(1,145)

Balance, end of period	$14,676	$27,283

Retained Earnings
Balance, beginning of period	$972,853	$804,836
Net earnings attributable to Enstar Group Limited	71,143	98,111

Balance, end of period	$1,043,996	$902,947

Noncontrolling Interest
Balance, beginning of period	$221,478	$297,345
Return of capital	—	(35,366)
Dividends paid	(1,740)	(18,985)
Net earnings attributable to noncontrolling interest*	10,469	13,638
Foreign currency translation adjustments	(4,194)	1,356
Net movement in unrealized holding losses on investments	(492)	(1,073)

Balance, end of period	$225,521	$256,915

*	Excludes earnings attributable to redeemable noncontrolling interest. See Note 15 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$81,639	$111,749
Adjustments to reconcile net earnings to cash flows used in operating activities:
Net realized and unrealized investment losses (gains)	10,996	(42,825)
Net realized and unrealized gains from other investments	(50,207)	(12,528)
Other items	3,656	3,296
Depreciation and amortization	761	1,004
Amortization of bond premiums and discounts	36,929	23,017
Net movement of trading securities held on behalf of policyholders	2,187	15,529
Sales and maturities of trading securities	2,063,258	1,709,227
Purchases of trading securities	(2,257,188)	(2,008,346)
Changes in assets and liabilities:
Reinsurance balances recoverable	213,042	543,427
Other assets	237,585	73,590
Losses and loss adjustment expenses	(314,862)	(645,708)
Policy benefits for life and annuity contracts	21,490	192
Insurance and reinsurance balances payable	(31,637)	(25,546)
Accounts payable and accrued liabilities	(38,459)	(12,954)
Other liabilities	(104,790)	10,747

Net cash flows used in operating activities	(125,600)	(256,129)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(308,710)	—
Sales and maturities of available-for-sale securities	181,066	296,537
Purchases of held-to-maturity securities	(112)	—
Maturities of held-to-maturity securities	253	—
Movement in restricted cash and cash equivalents	(86,640)	84,080
Funding of other investments	(68,097)	(182,671)
Redemption of bond funds	18,656	103
Other investing activities	15	(636)

Net cash flows (used in) provided by investing activities	(263,569)	197,413

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	—	(7,236)
Contribution to surplus of subsidiary by redeemable noncontrolling interest	32,480	—
Dividends paid to noncontrolling interest	(1,740)	(18,985)
Receipt of loans	274,800	—
Repayment of loans	(39,505)	(115,875)

Net cash flows provided by (used in) financing activities	266,035	(142,096)

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(11,196)	(5,307)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,330)	(206,119)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	654,890	850,474

CASH AND CASH EQUIVALENTS, END OF PERIOD	$520,560	$644,355

Supplemental Cash Flow Information
Net income taxes paid	$24,010	$22,093
Interest paid	$7,326	$5,556

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and December 31, 2012

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

The Company’s condensed consolidated financial statements have not been audited. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position and results of operations as at the end of and for the periods presented. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. The results of operations for any interim period are not necessarily indicative of the results for a full year. Inter-company accounts and transactions have been eliminated. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Certain reclassifications have been made to the prior period reported amounts of net premiums earned—life and annuities, life and annuity policy benefits and losses and loss adjustment expenses to conform to the current period presentation. These reclassifications had no impact on income or net earnings previously reported.

Significant New Accounting Policies

As a result of the acquisitions of SeaBright Holdings, Inc. (“SeaBright”), five companies from a subsidiary of HSBC Holdings plc (the “Pavonia companies”), and Arden Reinsurance Company Limited (“Arden”), each described in Note 2—“Acquisitions”, the Company has adopted certain new significant accounting policies during the nine months ended September 30, 2013. Other than the policies described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Certain contracts that the Company has written are retrospectively rated and additional premium will be due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES—(cont’d)

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

(c) Life and annuity benefits

The Company’s life and annuity benefit and claim reserves are calculated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 944, Financial Services—Insurance. The Company establishes and maintains its life and annuity reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The Company reviews its life and annuity reserves regularly and performs loss recognition testing based upon cash flow projections.

Since the development of the life and annuity reserves is based upon cash flow projection models, the Company must make estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES—(cont’d)

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

Fixed maturity investments classified as available-for-sale and held-to-maturity are reviewed quarterly to determine if they have sustained an impairment of value that is, based on management’s judgment, considered to be other than temporary. The process includes reviewing each fixed maturity investment that is below cost and: (1) determining if the Company has the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES—(cont’d)

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

(e) Redeemable noncontrolling interest

In connection with the acquisition of Arden and with the proposed acquisitions of Torus Insurance Holdings Limited and Atrium Underwriting Group Limited, certain subsidiaries have or will have issued shares to a noncontrolling interest. These shares provide certain redemption rights to the holder which may be settled in the Company’s own shares or cash, at the Company’s option. The Company classifies redeemable noncontrolling interest with redemption features that are not solely within the control of the Company within temporary equity in its consolidated balance sheets and carries them at the redemption value, which is fair value. The Company recognizes changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date. For a description of the redemption rights refer to Note 2—Acquisitions.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.	SIGNIFICANT ACCOUNTING POLICIES—(cont’d)

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

The Company accounts for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the reinsurance assets and liabilities acquired relating to our acquisitions are derived from estimates of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Refer to Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for more information on the accounting for acquisitions.

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

The purchase price for the Amalgamation is $692.0 million. The Company and Kenmare Holdings Ltd. (its wholly-owned subsidiary) (“Kenmare”) will provide 60% of the purchase price and related expenses of the Amalgamation. Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, “Trident”), the owner of the remaining 40% interest in Bayshore, the parent company of Veranda, will provide 40% of the purchase price and related expenses associated with the Amalgamation. The Company will issue a combination of approximately 1,902,000 voting ordinary shares, par value $1.00 per share (the “Voting Ordinary Shares”), and approximately 710,000 newly-created Series B convertible non-voting preference shares, par value $1.00 per share (the “Non-Voting Preferred Shares”), having an aggregate value of approximately $346.0 million to partially fund the purchase price. Kenmare will contribute in cash approximately $69.2 million and Trident will contribute in cash the remaining approximately $276.8 million of the purchase

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

price. Following the Amalgamation, the Company and Trident will continue to own, respectively, a 60% and 40% indirect interest in the Amalgamated Company through their ownership of Bayshore.

Completion of the Amalgamation is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2014.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

Trident Co-investment in Torus

In connection with the Amalgamation Agreement, the Company, Kenmare and Trident entered an Investors Agreement on July 8, 2013 governing their investments in Bayshore, and Kenmare and Trident entered into individual equity commitment letters obligating each to fund its respective portion of the purchase price for the Amalgamation described above. Completion of Kenmare’s and Trident’s funding obligations is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Amalgamation Agreement.

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

During the 90-day period following the fifth anniversary of the closing of the Amalgamation, and at any time following the seventh anniversary of such closing, Kenmare would have the right to redeem Trident’s shares in Bayshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the closing, Trident would have the right to require Kenmare to purchase Trident’s shares for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering the Company’s Voting Ordinary Shares.

Trident is a holder of approximately 9.7% of the Company’s Voting Ordinary Shares. Refer to Note 17 for information regarding the Company’s other transactions with affiliates of Trident.

Atrium and Arden

Acquisition Agreements

On June 5, 2013, the Company entered into definitive agreements with Arden Holdings Limited with respect to the Company’s acquisitions of Atrium Underwriting Group Limited (“Atrium”) and Arden Reinsurance Company Limited (“Arden”). The two transactions are governed by separate purchase agreements and the acquisition of each company was not conditioned on the acquisition of the other.

Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital. Atrium specializes in accident and health, aviation, marine property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. The purchase price for Atrium will be approximately $183.0 million. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of 2013. The purchaser of Atrium will be owned 60% by Kenmare and 40% by Trident.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

Trident Co-investment in Atrium and Arden

On July 3, 2013, Kenmare entered into an Investors Agreement with Trident with respect to the acquisitions of Atrium and Arden, pursuant to which Trident acquired a 40% interest in Northshore Holdings Ltd., previously a wholly-owned subsidiary of Kenmare (“Northshore”). In connection with the Investors Agreement, Kenmare and Trident provided individual equity commitment letters to Northshore pursuant to which Kenmare and Trident were obligated to provide 60% and 40%, respectively, of the Atrium and Arden purchase prices and related expenses. On September 6, 2013, Kenmare and Trident each funded their individual equity commitments with respect to the Arden acquisition.

Completion of Kenmare’s and Trident’s funding obligations with respect to the Atrium closing is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Atrium purchase agreement. In the event that the Atrium acquisition does not close, Trident’s obligations under its commitment letter would terminate as to both Arden and Atrium and Kenmare would be required to purchase at cost Trident’s 40% interest in Northshore.

On September 6, 2013, in connection with the closing of the Arden acquisition, Northshore, Kenmare and Trident entered into the Shareholders’ Agreement (the “Northshore Shareholders’ Agreement”). The Northshore Shareholders’ Agreement, among other things, provides that Kenmare has the right to appoint three members to the Northshore board of directors and Trident has the right to appoint two members. The Northshore Shareholders’ Agreement will also grant Trident the right to designate one member of the Atrium board of directors after the Atrium closing. The Northshore Shareholders’ Agreement includes a five-year period during which neither party can transfer its ownership interest in Northshore to a third party (the “Restricted Period”). Following the Restricted Period: (i) each party must offer the other party the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require Trident to participate in a sale of Northshore to a third party as long as Kenmare owns 55% of Northshore; (iii) each party has the right to be included on a pro rata basis in any sales made by the other party; and (iv) each party has the right to buy its pro rata share of any new securities issued by Northshore.

The Northshore Shareholders’ Agreement also provides that during the 90-day period following the fifth anniversary of the Arden closing, and at any time following the seventh anniversary of such closing, Kenmare would have the right to redeem Trident’s shares in Northshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the Arden closing, Trident would have the right to require Kenmare to purchase Trident’s shares in Northshore for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering the Company’s Voting Ordinary Shares.

Completion of Acquisition of Arden

On September 9, 2013, Kenmare, the Company’s wholly-owned subsidiary, together with Trident, completed the acquisition of Arden. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium and is currently in the process of running off certain other discontinued businesses. The purchaser of Arden is 60% owned by Kenmare and 40% owned by Trident. The purchase price for Arden was $79.6 million. Kenmare’s portion of the purchase price was $47.8 million, and was financed by a draw under the Company’s revolving credit facility.

The Company has not completed the determination of fair value of Arden’s reinsurance balances recoverable and losses and loss adjustment expenses primarily because the fair value of these items is impacted

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

by certain related party transactions between Arden and Atrium that have been provisionally estimated pending the Company’s completion of the acquisition of Atrium. Final fair value determinations are expected to be completed by December 31, 2013 and will be completed within the measurement period, which cannot exceed 12 months from the date of acquisition. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Any adjustments may impact the individual and aggregate amounts recorded for assets acquired and liabilities assumed.

Purchase price	$79,600

Net assets acquired at fair value	$79,600

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading, at fair value	$28,852
Fixed maturities, trading, at fair value	55,428
Other investments	2,867

Total investments	87,147
Cash and cash equivalents	23,037
Restricted cash and cash equivalents	31,812
Premiums receivable	124,252
Reinsurance balances recoverable	351,210
Other assets	17,582

TOTAL ASSETS	635,040

LIABILITIES
Losses and loss adjustment expenses	480,157
Insurance and reinsurance balances payable	59,304
Unearned premium	10,412
Other liabilities	5,567

TOTAL LIABILITIES	555,440

NET ASSETS ACQUIRED AT FAIR VALUE	$79,600

From the date of acquisition to September 30, 2013, the Company recorded revenues and net earnings related to Arden of $0.7 million and $0.1 million, respectively, in its consolidated statement of earnings.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

Immediately following the acquisition, SeaBright was placed into run-off, and accordingly is no longer writing new insurance policies. Since its acquisition, SeaBright had renewed expiring insurance policies when it was obligated to do so by regulators, but has received approvals from all states relieving it of this obligation to renew any further policies.

Gross and net premiums written by SeaBright from the date of the acquisition to September 30, 2013 totaled $17.9 million and $10.4 million, respectively. Now that SeaBright’s exit from the mandatory renewal process has been approved, the Company expects that SeaBright will no longer generate premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies.

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

From the date of acquisition to September 30, 2013, the Company earned premiums of $100.3 million, recorded losses incurred of $100.3 million on those earned premiums, and recorded $16.1 million in net losses related to SeaBright in its consolidated statement of earnings.

Pavonia

On March 31, 2013, the Company and its wholly-owned subsidiary, Pavonia Holdings (US), Inc. (“Pavonia”), completed the acquisition of all of the shares of Household Life Insurance Company of Delaware

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

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

For the period from the date of the acquisition to September 30, 2013, the Company had earned premiums of $63.5 million, recorded life and annuity claim costs of $61.4 million on those earned premiums, and recorded $1.7 million in net losses related to the Pavonia companies in its consolidated statement of earnings.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	ACQUISITIONS—(cont’d)

Pro Forma Financial Information—Pavonia and Arden

The following pro forma condensed combined income statement for the three months ended September 30, 2013 and 2012 and nine months ended September 30, 2013 and 2012 combines the historical consolidated statements of earnings of the Company (inclusive of those of SeaBright since its acquisition on February 7, 2013) with those of Arden and the Pavonia companies, giving effect to the business combinations and related transactions of Arden and the Pavonia companies as if they had occurred on January 1, 2013 and 2012, respectively. The unaudited pro forma data does not necessarily represent results that would have occurred if the acquisitions of Arden and the Pavonia companies had taken place at the beginning of each period presented, nor is it necessarily indicative of future results.

Three Months Ended September 30,	2013	2012
Total income	$123,123	$130,583
Total expenses	(80,013)	(81,527)
Noncontrolling interest	(3,330)	(7,469)

Net earnings	$39,780	$41,587

Net earnings per ordinary share—basic	$2.41	$2.53

Net earnings per ordinary share—diluted	$2.38	$2.49

Nine Months Ended September 30,	2013	2012
Total income	$347,553	$507,945
Total expenses	(270,002)	(285,894)
Noncontrolling interest	(8,903)	(60,402)

Net earnings	$68,648	$161,649

Net earnings per ordinary share—basic	$4.16	$9.84

Net earnings per ordinary share—diluted	$4.11	$9.69

3.	SIGNIFICANT NEW BUSINESS

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	SIGNIFICANT NEW BUSINESS—(cont’d)

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $169.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2013.

4.	INVESTMENTS

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	September 30, 2013	December 31, 2012
U.S. government and agency	$430,315	$361,906
Non-U.S. government	453,378	265,722

Corporate	2,331,145	1,598,876
Municipal	61,732	20,446
Residential mortgage-backed	185,262	115,594
Commercial mortgage-backed	112,933	130,848
Asset-backed	274,148	78,929

Total fixed maturity and short-term investments	3,848,913	2,572,321
Equities—U.S.	106,004	92,406
Equities—International	39,719	22,182

	$3,994,636	$2,686,909

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at September 30, 2013	Fair Value	% of Total Fair Value
AAA	$522,425	13.5%
AA	1,400,357	36.4%
A	1,317,261	34.2%
BBB or lower	576,068	15.0%
Not Rated	32,802	0.9%

	$3,848,913	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

As at December 31, 2012	Fair Value	% of Total Fair Value
AAA	$418,297	16.3%
AA	958,267	37.2%
A	812,428	31.6%
BBB or lower	376,347	14.6%
Not Rated	6,982	0.3%

	$2,572,321	100.0%

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the Pavonia annuity business. The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as held-to-maturity were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at September 30, 2013
U.S. government and agency	$19,865	$—	$(1,534)	$18,331
Non-U.S. government	31,371	15	(1,631)	29,755
Corporate	820,995	136	(48,227)	772,904
Residential mortgage-backed	192	1	(1)	192
Asset-backed	8,142	5	—	8,147

	$880,565	$157	$(51,393)	$829,329

As at September 30, 2013, all securities classified as residential mortgage-backed were securities issued by U.S. governmental agencies.

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

As at September 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$15,302	$15,321	1.8%
Due after one year through five years	85,513	84,538	10.2%
Due after five years through ten years	103,299	99,912	12.0%
Due after ten years	668,117	621,219	74.9%

	872,231	820,990	98.9%
Residential mortgage-backed	192	192	0.1%
Asset-backed	8,142	8,147	1.0%

	$880,565	$829,329	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as held-to-maturity:

As at September 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$56,217	$53,761	6.5%
AA	258,176	241,188	29.1%
A	500,614	470,615	56.7%
BBB or lower	54,990	53,192	6.4%
Not Rated	10,568	10,573	1.3%

	$880,565	$829,329	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as available-for-sale were as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at September 30, 2013
U.S. government and agency	$3,728	$329	$—	$4,057
Non-U.S. government	35,123	1,849	—	36,972
Corporate	17,472	1,233	—	18,705
Residential mortgage-backed	3,531	150	(52)	3,629
Asset-backed	238	—	(10)	228

	$60,092	$3,561	$(62)	$63,591

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
As at December 31, 2012
U.S. government and agency	$4,503	$454	$—	$4,957
Non-U.S. government	120,634	3,373	(151)	123,856
Corporate	115,139	2,379	(524)	116,994
Residential mortgage-backed	4,308	230	(40)	4,498
Commercial mortgage-backed	474	7	—	481
Asset-backed	338	9	(12)	335

	$245,396	$6,452	$(727)	$251,121

Included within residential mortgage-backed securities as at September 30, 2013 are securities issued by U.S. governmental agencies with a fair value of $2,782 (as at December 31, 2012: $3,500 within residential and commercial mortgage-backed securities).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

The following tables summarize the Company’s fixed maturity securities classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage-backed	$954	$(50)	$179	$(2)	$1,133	$(52)
Asset-backed	91	(6)	137	(4)	228	(10)

	$1,045	$(56)	$316	$(6)	$1,361	$(62)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government	$2,646	$(82)	$2,399	$(69)	$5,045	$(151)
Corporate	13,936	(86)	8,689	(438)	22,625	(524)
Residential mortgage-backed	1,124	(40)	—	—	1,124	(40)
Asset-backed	174	(12)	—	—	174	(12)

	$17,880	$(220)	$11,088	$(507)	$28,968	$(727)

As at September 30, 2013 and December 31, 2012, the number of securities classified as available-for-sale in an unrealized loss position was 14 and 30, respectively, with a fair value of $1.4 million and $29.0 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 9 and 23, respectively. As of September 30, 2013, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity securities classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$12,254	$12,563	19.8%
Due after one year through five years	41,286	43,724	68.8%
Due after ten years	2,783	3,447	5.4%

	56,323	59,734	94.0%
Residential mortgage-backed	3,531	3,629	5.7%
Asset-backed	238	228	0.3%

	$60,092	$63,591	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$173,113	$173,949	69.3%
Due after one year through five years	64,089	68,298	27.2%
Due after ten years	3,074	3,560	1.4%

	240,276	245,807	97.9%
Residential mortgage-backed	4,308	4,498	1.8%
Commercial mortgage-backed	474	481	0.2%
Asset-backed	338	335	0.1%

	$245,396	$251,121	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as available-for-sale:

As at September 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$37,136	$38,968	61.3%
AA	10,133	10,761	16.9%
A	3,824	4,479	7.0%
BBB or lower	8,901	9,155	14.4%
Not Rated	98	228	0.4%

	$60,092	$63,591	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$107,615	$110,829	44.1%
AA	59,535	60,742	24.2%
A	72,773	73,935	29.4%
BBB or lower	5,281	5,197	2.1%
Not Rated	192	418	0.2%

	$245,396	$251,121	100.0%

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2013, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at September 30, 2013, no credit losses existed.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	September 30, 2013	December 31, 2012
Private equity funds	$154,641	$127,696
Fixed income funds	191,203	156,235
Fixed income hedge funds	66,370	53,933
Equity fund	69,791	55,881
Real estate debt fund	31,885	16,179
Other	4,417	4,921

	$518,307	$414,845

These investments are discussed in further detail below.

Private equity funds

This class comprises several private equity funds that invest primarily in the financial services industry. All of the Company’s investments in private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments. These restrictions have been in place since the dates the initial investments were made by the Company.

As of September 30, 2013 and December 31, 2012, the Company had $154.6 million and $127.7 million, respectively, of other investments recorded in private equity funds, which represented 2.4% and 3.0% of total investments, cash and cash equivalents and restricted cash and cash equivalents at September 30, 2013 and December 31, 2012, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments

Fixed income funds

This class comprises a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily to monthly.

Fixed income hedge funds

This class comprises hedge funds that invest in a diversified portfolio of debt securities. The hedge funds are not currently eligible for redemption due to imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. The first investment in the funds will be eligible for redemption in March 2014.

Equity fund

This class is comprised of an equity fund that invests in a diversified portfolio of international publicly-traded equity securities.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

Real estate debt fund

This class is comprised of a real estate debt fund that invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

Other

This class is primarily comprised of a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity.

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

At September 30, 2013, the Company had $2.9 million of investments subject to side-pockets ($nil as of December 31, 2012). Management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at September 30, 2013 and December 31, 2012:

September 30, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$154,641	$—	$154,641	$101,859	Not eligible
Fixed income funds	191,203	—	191,203	—	Daily to monthly
Fixed income hedge funds	66,370	2,855	63,515	—	Quarterly after lock-up periods expire
Equity fund	69,791	—	69,791	—	Bi-monthly
Real estate debt fund	31,885	—	31,885	—	Monthly
Other	4,417	—	4,417	655	Not eligible

	$518,307	$2,855	$515,452	$102,514

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

December 31, 2012	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$127,696	$—	$127,696	$86,936	Not eligible
Fixed income funds	156,235	—	156,235	—	Daily to monthly
Fixed income hedge funds	53,933	—	53,933	—	Quarterly after lock-up periods expire
Equity fund	55,881	—	55,881	—	Bi-monthly
Real estate debt fund	16,179	—	16,179	—	Monthly
Other	4,921	—	4,921	655	Not eligible

	$414,845	$—	$414,845	$87,591

Fair Value of Financial Instruments

Fair value is defined as the price at which to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. The Company uses a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•	Level 2—Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect the Company’s own judgment about assumptions that market participants might use.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

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

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturity investments by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2013, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2013, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$434,372	$—	$434,372
Non-U.S. government	—	490,350	—	490,350
Corporate	—	2,349,253	597	2,349,850
Municipal	—	61,732	—	61,732
Residential mortgage-backed	—	188,891	—	188,891
Commercial mortgage-backed	—	112,933	—	112,933
Asset-backed	—	274,376	—	274,376
Equities—U.S.	94,037	7,567	4,400	106,004
Equities—International	19,910	19,809	—	39,719
Other investments	—	261,066	257,241	518,307

Total investments	$113,947	$4,200,349	$262,238	$4,576,534

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$366,863	$—	$366,863
Non-U.S. government	—	389,578	—	389,578
Corporate	—	1,715,330	540	1,715,870
Municipal	—	20,446	—	20,446
Residential mortgage-backed	—	120,092	—	120,092
Commercial mortgage-backed	—	131,329	—	131,329
Asset-backed	—	79,264	—	79,264
Equities—U.S.	83,947	5,058	3,401	92,406
Equities—International	10,377	11,805	—	22,182
Other investments	—	212,115	202,730	414,845

Total investments	$94,324	$3,051,880	$206,671	$3,352,875

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

The following table presents the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of September 30, 2013 (there were no assets classified as held-to-maturity as of December 31, 2012):

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,331	$—	$18,331
Non-U.S. government	—	29,755	—	29,755
Corporate	—	772,904	—	772,904
Residential mortgage-backed	—	192	—	192
Asset-backed	—	8,147	—	8,147

Total investments	$—	$829,329	$—	$829,329

During 2013 and 2012, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2013:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of July 1, 2013	$606	$249,314	$4,500	$254,420
Purchases	—	5,376	—	5,376
Sales	—	(8,825)	—	(8,825)
Total realized and unrealized (losses) gains through earnings	(9)	11,376	(100)	11,267
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2013	$597	$257,241	$4,400	$262,238

The amount of net gains (losses) for the three months ended September 30, 2013 included in earnings attributable to the fair value of changes in assets still held at September 30, 2013 was $11.3 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of July 1, 2012	$562	$181,740	$3,310	$185,612
Purchases	—	7,084	—	7,084
Sales	—	(1,171)	—	(1,171)
Total realized and unrealized gains (losses) through earnings	2	576	(18)	560
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2012	$564	$188,229	$3,292	$192,085

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

The amount of net gains (losses) for the three months ended September 30, 2013 included in earnings attributable to the fair value of changes in assets still held at September 30, 2012 was $0.3 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2013:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2013	$540	$202,730	$3,402	$206,672
Purchases	—	39,533	—	39,533
Sales	—	(18,578)	—	(18,578)
Total realized and unrealized gains through earnings	57	33,556	998	34,611
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2013	$597	$257,241	$4,400	$262,238

The amount of net gains (losses) for the nine months ended September 30, 2013 included in earnings attributable to the fair value of changes in assets still held at September 30, 2013 was $34.6 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2012:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2012	$519	$137,727	$2,975	$141,221
Purchases	—	57,246	—	57,246
Sales	—	(14,335)	—	(14,335)
Total realized and unrealized gains through earnings	45	7,591	317	7,953
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2012	$564	$188,229	$3,292	$192,085

The amount of net gains (losses) for the nine months ended September 30, 2012 included in earnings attributable to the fair value of changes in assets still held at September 30, 2012 was $8.1 million. All of this amount was included in net realized and unrealized gains.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

Net Realized and Unrealized Gains

Components of net realized and unrealized gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross realized gains on available-for-sale securities	$89	3,735	$354	$5,209
Gross realized losses on available-for-sale securities	(56)	(27)	(42)	(450)
Net realized (losses) gains on trading securities	(4,508)	3,824	5,082	12,684
Net unrealized gains (losses) on trading securities	21,360	13,059	(16,390)	25,382
Net realized and unrealized gains on other investments	20,125	7,689	50,207	12,528

Net realized and unrealized gains	$37,010	28,280	$39,211	$55,353

Proceeds from sales and maturities of available-for-sale securities	$20,923	112,928	$181,066	$296,537

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest from fixed maturity investments	$33,690	$20,027	$89,067	$62,019
Interest from cash and cash equivalents and short-term investments	3,739	4,525	11,048	11,684
Net amortization of bond premiums and discounts	(13,668)	(6,208)	(36,929)	(22,634)
Dividends from equities	913	593	3,309	1,904
Other investments	7	—	(39)	—
Interest on other receivables	246	1,027	1,819	6,242
Other income	1,088	733	3,079	4,091
Interest on deposits held with clients	298	377	3,166	988
Investment expenses	(1,304)	(1,416)	(4,296)	(3,299)

	$25,009	$19,658	$70,224	$60,995

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	INVESTMENTS—(cont’d)

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets as of September 30, 2013 and December 31, 2012 was as follows:

	September 30 2013	December 31, 2012
Collateral in trust for third party agreements	$1,619,130	$570,391
Assets on deposit with regulatory authorities	547,331	212,012
Collateral for secured letter of credit facility	345,304	246,608

	$2,511,765	$1,029,011

The increase of approximately $1.48 billion in restricted assets related primarily to restricted assets acquired in connection with the Company’s acquisitions of SeaBright, the Pavonia companies and Arden.

5.	DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement. These derivatives were not designated as hedging investments.

The following table sets forth the foreign currency forward contracts outstanding as at September 30, 2013 and December 31, 2012 and the estimated fair value of derivative instruments recorded within other assets on the condensed consolidated balance sheet:

Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at
					September 30, 2013	December 31, 2012
Australian dollar	July 1, 2013	January 3, 2014	AU$45.0 million	$41,036	$(1,039)	$—
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	—	(238)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	—	(1,023)

					$(1,039)	$(1,261)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	DERIVATIVE INSTRUMENTS—(cont’d)

The following tables set forth the changes in fair value and realized (losses) gains on derivative instruments recorded in net earnings for the three and nine month periods ended September 30, 2013 and 2012, respectively.

					Net Foreign Exchange Losses
Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Three Months Ended September 30,
					2013	2012
Australian dollar	July 1, 2013	January 3, 2014	AU$45.0 million	$41,036	$(1,039)	$—
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	26,165	—	(518)
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	—	(785)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	—	(370)

					$(1,039)	$(1,673)

					Net Foreign Exchange Gains (Losses)
Foreign Currency Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Nine Months Ended September 30,
					2013	2012
Australian dollar	July 1, 2013	January 3, 2014	AU$45.0 million	$41,036	$(1,039)	$—
Australian dollar	February 8, 2012	December 19, 2012	AU$25.0 million	26,165	—	(297)
Australian dollar	February 8, 2012	May 10, 2013	AU$35.0 million	36,099	303	(841)
British pound	March 6, 2012	March 6, 2013	UKP17.0 million	26,611	1,023	167

					$287	$(971)

6.	PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off segment and our life and annuities segment for the three and nine month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Direct	$1,510	$30,198	$17,414	$108,399
Assumed	(116)	560	522	1,909
Ceded	(1,825)	(2,624)	(7,489)	(10,038)

Net	$(431)	$28,134	$10,447	$100,270

Life and annuities
Life	$29,459	$30,540	$63,193	$65,661

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	PREMIUMS WRITTEN AND EARNED—(cont’d)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Life and annuities
Life	$822	$822	$2,692	$2,692

Net premiums written by SeaBright totaled $10.5 million and $(0.4) million from the date of acquisition to September 30, 2013 and for the three months ended September 30, 2013, respectively, and net earned premiums, over the same periods, totaled $100.3 million and $28.1 million, respectively. SeaBright continues to collect premiums in respect of premium audits and reinstatement premiums on previously written policies.

Life and annuity premiums written by the Company’s life and annuities segment, which includes both Pavonia and Laguna Life Limited (“Laguna”), totaled $29.5 million and $63.2 million for the three and nine months ended September 30, 2013, respectively, and net earned premiums, over the same periods, totaled $30.5 million and $65.7 million, respectively. The Company’s life companies continue to collect premiums in relation to the unexpired policies assumed on acquisition.

For the three and nine months ended September 30, 2012, our life and annuities segment, which consisted of Laguna only, had net written and earned premiums of $0.8 million and $2.7 million, respectively.

7.	REINSURANCE BALANCES RECOVERABLE

	September 30, 2013
	Non-life Run-off	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$842,736	$29,456	$872,192
Losses incurred but not reported	414,587	813	415,400
Fair value adjustments	(71,148)	—	(71,148)

Total reinsurance reserves recoverable	1,186,175	30,269	1,216,444
Paid losses recoverable	177,990	911	178,901

	$1,364,165	$31,180	$1,395,345

	December 31, 2012
	Non-life Run-off	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$665,303	$—	$665,303
Losses incurred but not reported	295,922	—	295,922
Fair value adjustments	(85,005)	—	(85,005)

Total reinsurance reserves recoverable	876,220	—	876,220
Paid losses recoverable	246,408	291	246,699

	$1,122,628	$291	$1,122,919

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	REINSURANCE BALANCES RECOVERABLE—(cont’d)

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

As of September 30, 2013 and December 31, 2012, the Company had total non-life run-off reinsurance balances recoverable of $1.36 billion and $1.12 billion, respectively. The increase of $241.5 million in total non-life run-off reinsurance balances recoverable was primarily a result of the completion of acquisitions in the period partially offset by commutations and cash collections made during the nine months ended September 30, 2013.

At September 30, 2013 and December 31, 2012, the provision for uncollectible reinsurance recoverable relating to total non-life run-off reinsurance balances recoverable was $337.4 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers which involves management judgment. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of September 30, 2013 decreased to 19.8% as compared to 23.4% as of December 31, 2012, primarily as a result of reinsurance balances recoverable of companies acquired during the period having minimal provisions for uncollectible reinsurance recoverable.

Top Ten Reinsurers—Non-Life Run-Off

At September 30, 2013 and December 31, 2012, the top ten reinsurers of the Company’s non-life run-off business accounted for 68.2% and 63.1%, respectively, of total non-life reinsurance balances recoverable (which includes loss reserves recoverable and recoverables on paid losses) and included $284.1 million and $194.5 million, respectively, of IBNR reserves recoverable. With the exception of one BBB+ rated reinsurer and one non-rated reinsurer from which $34.2 million and $256.1 million, respectively, was recoverable (December 31, 2012: $37.7 million and $nil, respectively), the other top ten reinsurers, as at September 30, 2013 and December 31, 2012, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	September 30, 2013		December 31, 2012
	Reinsurance Balances Recoverable	% of Total	Reinsurance Balances Recoverable	% of Total
Top ten reinsurers	$929,913	68.2%	$708,953	63.1%
Other reinsurers’ balances > $1 million	421,153	30.9%	409,666	36.5%
Other reinsurers’ balances < $1 million	13,099	0.9%	4,300	0.4%

Total	$1,364,165	100.0%	$1,122,919	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	REINSURANCE BALANCES RECOVERABLE—(cont’d)

As at September 30, 2013, reinsurance balances recoverable from a single non-rated reinsurer with a carrying value of $256.1 million represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable, as compared to $144.1 million from an A+ rated reinsurer as at December 31, 2012. Of the $256.1 million and $144.1 million recoverable from reinsurers at September 30, 2013 and December 31, 2012, $256.1 million and $121.7 million, respectively, were secured by trust funds held for the benefit of the Company’s insurance and reinsurance subsidiaries. Refer to Note 17 for information regarding affiliations with this reinsurer.

Life and annuities

As at September 30, 2013, the reinsurance balances recoverable associated with the Company’s life and annuities business consists of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES

	September 30, 2013	December 31, 2012
Outstanding	$2,762,931	$2,358,330
Incurred but not reported	1,870,692	1,588,309
Fair value adjustment	(233,205)	(296,512)

	$4,400,418	$3,650,127

Losses and loss adjustment expense liabilities increased by $750.3 million in the nine months ended September 30, 2013 primarily as a result of the completion of the acquisitions of SeaBright and Arden, the assumption of Lloyd’s syndicate business by S2008 and the assumption by PWIC of a portfolio of workers’ compensation business from APS.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES—(cont’d)

Three Months Ended September 30, 2013

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expense liabilities for the three months ended September 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended September 30,
	2013	2012
Balance as at July 1 (1)	$4,041,236	$3,797,609
Less: total reinsurance reserves recoverable	888,970	1,064,854

	3,152,266	2,732,755
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	28,134	—
Prior periods	(44,610)	(62,547)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(16,476)	(62,547)

Net losses paid related to:
Current period	(9,668)	—
Prior periods	(86,682)	(80,675)

Total net losses paid	(96,350)	(80,675)

Effect of exchange rate movement	33,182	11,686
Acquired on purchase of subsidiaries	140,443	—
Assumed business	1,178	19,403

Net balance as at September 30	3,214,243	2,620,622
Plus: total reinsurance reserves recoverable	1,186,175	1,004,572

Balance as at September 30	$4,400,418	$3,625,194

(1)	The Company has reclassified outstanding losses and loss adjustment expense liabilities of $12.7 million to policy benefits for life and annuity contracts as at July 1, 2012 to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES—(cont’d)

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2013 and 2012 was due to the following:

	Three Months Ended September 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
Net losses paid	$(86,682)	$(9,668)	$(96,350)	$(80,675)	$—	$(80,675)
Net change in case and LAE reserves	76,055	(8,321)	67,734	104,881	—	104,881
Net change in IBNR reserves	38,477	(10,145)	28,332	34,300	—	34,300

Reduction (increase) in estimates of net ultimate losses	27,850	(28,134)	(284)	58,506	—	58,506
Reduction in provisions for bad debt	5,465	—	5,465	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	16,320	—	16,320	12,579	—	12,579
Amortization of fair value adjustments	(5,025)	—	(5,025)	(8,538)	—	(8,538)

Net reduction (increase) in ultimate losses and loss adjustment expense liabilities	$44,610	$(28,134)	$16,476	$62,547	$—	$62,547

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

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2013 of $16.5 million included incurred losses and net change in IBNR reserves of $28.1 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increase in net ultimate losses of $28.1 million, ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $44.6 million, which was attributable to a reduction in estimates of net ultimate losses of $27.9 million, a reduction in provision for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.3 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $5.0 million.

Excluding the impact of net ultimate losses of $28.1 million relating to SeaBright, the reduction in estimates of net ultimate losses of $27.9 million (comprised of net incurred loss development of $10.6 million and reduction in IBNR reserves of $38.5 million) related primarily to:

(i)	the Company’s review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $10.4 million;

(ii)	an aggregate reduction in IBNR reserves of $12.4 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES—(cont’d)

methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in ten of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $5.0 million following the completion of one commutation of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.5 million for the three months ended September 30, 2013 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2012 of $62.5 million was attributable to a reduction in estimates of net ultimate losses of $58.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.6 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments of $8.5 million.

The reduction in estimates of net ultimate losses of $58.5 million (comprised of net favorable incurred loss development of $24.2 million and reductions in IBNR reserves of $34.3 million) related primarily to:

(i)	the Company’s review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

(ii)	an aggregate reduction in IBNR reserves of $9.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expense relating to non-commuted exposures in twelve of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $21.2 million following the completion of two commutations and four policy buybacks and settlements of assumed reinsurance liabilities.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES—(cont’d)

Nine Months Ended September 30, 2013

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2013	2012
Balance as at January 1 (1)	$3,650,127	$4,272,081
Less: total reinsurance reserves recoverable	876,220	1,383,003

	2,773,907	2,889,078
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	100,270	—
Prior periods	(126,908)	(141,730)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(26,638)	(141,730)

Net losses paid related to:
Current period	(23,092)	—
Prior periods	(208,699)	(216,120)

Total net losses paid	(231,791)	(216,120)

Effect of exchange rate movement	(2,180)	8,870
Acquired on purchase of subsidiaries	619,510	—
Assumed business	81,435	80,524

Net balance as at September 30	3,214,243	2,620,622
Plus: total reinsurance reserves recoverable	1,186,175	1,004,572

Balance as at September 30	$4,400,418	$3,625,194

(1)	The Company has reclassified outstanding losses and loss adjustment expense liabilities of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES—(cont’d)

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 and 2012 was due to the following:

	Nine Months Ended September 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
Net losses paid	$(208,699)	$(23,092)	$(231,791)	$(216,120)	$—	$(216,120)
Net change in case and LAE reserves	212,966	(23,699)	189,267	272,837	—	272,837
Net change in IBNR reserves	77,146	(53,479)	23,667	63,504	—	63,504

Reduction (increase) in estimates of net ultimate losses	81,413	(100,270)	(18,857)	120,221	—	120,221
Reduction in provisions for bad debt	5,465	—	5,465	2,782	—	2,782
Reduction in provisions for unallocated loss adjustment expense liabilities	49,518	—	49,518	37,092	—	37,092
Amortization of fair value adjustments	(9,488)	—	(9,488)	(18,365)	—	(18,365)

Net reduction (increase) in ultimate losses and loss adjustment expense liabilities	$126,908	$(100,270)	$26,638	$141,730	$—	$141,730

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 of $26.6 million included incurred losses and net change in IBNR reserves of $100.3 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increase in estimates of net ultimate losses of $100.3 million, ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $126.9 million, which was attributable to a reduction in estimates of net ultimate losses of $81.4 million, a reduction in provisions for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $49.5 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $9.5 million.

Excluding the impact of net ultimate losses of $100.3 million relating to SeaBright, the reduction in estimates of net ultimate losses of $81.4 million (comprised of net favorable incurred loss development of $4.3 million and reduction in IBNR reserves of $77.1 million) related primarily to:

(i)	the Company’s review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $27.0 million;

(ii)	a reduction in estimated of ultimate losses of $21.7 million relating to the settlement of six commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of the Company’s top ten ceded reinsurance balances recoverable; and

(iii)	an aggregate reduction in IBNR reserves of $32.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	LOSSES AND LOSS ADJUSTMENT EXPENSE LIABILITIES—(cont’d)

The reduction in provisions for bad debt of $5.5 million for the nine months ended September 30, 2013 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2012 of $141.7 million was attributable to a reduction in estimates of net ultimate losses of $120.2 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.1 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments of $18.4 million.

The reduction in estimates of net ultimate losses of $120.2 million for the nine months ended September 30, 2012 (comprised of net favorable incurred loss development of $56.7 million and reductions in IBNR reserves of $63.5 million) related primarily to:

(i)	the Company’s review of historic case reserves for eleven of its insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

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

(iii)	a reduction in estimates of net ultimate losses of $82.9 million following the completion of eight commutations and four policy buybacks and settlements of assumed reinsurance liabilities, including one of the Company’s largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among the Company’s largest ten reinsurance recoverable balances as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million for the nine months ended September 30, 2012 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

9.	POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Life	$392,128	$11,027
Annuities	969,754	—

	1,361,882	11,027
Fair value adjustments	(73,734)	—

	$1,288,148	$11,027

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment, and are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013, the date of acquisition, to September 30, 2013, none of the Company’s direct premiums written related to retrospectively rated contracts. The Company accrued $10.7 million for retrospective premiums receivable and $26.3 million for return retrospective premiums as at September 30, 2013.

11.	INTANGIBLE ASSETS

Intangible Assets With a Definite Life
Balance as at December 31, 2012	$211,507
Acquired during the period	46,370
Intangible assets amortization	(22,086)

Balance as at September 30, 2013	$235,791

Intangible assets with a definite life represent the fair value adjustments (“FVA”) related to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts and reinsurance recoverables. The FVA are recorded as a component of each line item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts and over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables.

The gross carrying value, accumulated amortization and net carrying value of intangible assets with a definite life by type at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Fair value adjustments:
Losses and loss adjustment expenses	$516,027	$(282,822)	$233,205	$552,455	$(255,943)	$296,512
Reinsurance recoverables	(181,911)	110,763	(71,148)	(178,377)	93,372	(85,005)
Policy benefits for life and annuity contracts	86,332	(12,598)	73,734	—	—	—

Total fair value adjustments	$420,448	$(184,657)	$235,791	$374,078	$(162,571)	$211,507

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	LOANS PAYABLE

Total amounts of loans payable outstanding, including accrued interest, as of September 30, 2013 and December 31, 2012, totaled $355.7 million and $107.4 million, respectively, and were comprised as follows:

Facility	Date of Facility	Facility Term	September 30, 2013	December 31, 2012
EGL Revolving Credit Facility	July 8, 2013	5 Years	$163,800	$—
SeaBright Facility	December 21, 2012	3 Years	111,000	—
Clarendon Facility	July 12, 2011	4 Years	78,995	106,500

Total long-term bank debt			353,795	106,500
Accrued interest			1,868	930

Total loans payable			$355,663	$107,430

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions and its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and general corporate purposes. The Company’s credit facility related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”) and its term facility related to the acquisition of SeaBright (the “SeaBright Facility”) are described in Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

On February 5, 2013, the Company, through AML Acquisition, fully drew down the $111.0 million SeaBright Facility in connection with the acquisition of SeaBright.

On February 5, 2013, March 26, 2013 and September 6, 2013, the Company borrowed $56.0 million, $60.0 million and $47.8 million, respectively, under the EGL Revolving Credit Facility. As of September 30, 2013, the unused portion of the EGL Revolving Credit Facility was $211.2 million.

As of September 30, 2013, all of the covenants relating to the three credit facilities were met.

Amendment and Restatement of EGL Revolving Credit Facility Agreement

On July 8, 2013, the Company, and certain of its subsidiaries, as borrowers, as well as certain of its subsidiaries, as guarantors, entered into an amendment and restatement of its existing Revolving Credit Facility Agreement with National Australia Bank Limited (“NAB”) and Barclays Bank PLC (“Barclays”), as mandated lead arrangers, NAB, Barclays and Royal Bank of Canada, as original lenders, and NAB as agent (the “Restated Credit Agreement”). The Restated Credit Agreement provides for a five-year EGL Revolving Credit Facility (expiring in July 2018) pursuant to which the Company is permitted to borrow up to an aggregate of $375.0 million, which is available to fund permitted acquisitions and for general corporate purposes. The previously existing Revolving Credit Facility Agreement had provided for a three-year $250.0 million facility that was set to terminate in June 2014. The Company’s ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	LOANS PAYABLE—(cont’d)

to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility imposes various financial and business covenants on the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, restrictions on dividends and limitations on liens.

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

On September 6, 2013, the Company borrowed $47.8 million under the EGL Revolving Credit Facility to fund Kenmare’s portion of the purchase price for Arden.

SeaBright Surplus Notes

On August 26, 2013, the Company fully repaid the outstanding principal and accrued interest of $12.1 million associated with the subordinated floating rate surplus notes issued by SeaBright in a private placement in May 2004. Interest expense on the surplus notes the three months ended September 30, 2013 and the period from February 7, 2013 (the date of acquisition of SeaBright) to September 30, 2013 was $0.1 million and $0.3 million, respectively.

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

During the nine months ended September 30, 2013, the Company completed the acquisitions of SeaBright, the Pavonia companies and Arden, which resulted in an increase in the number of employees from 383 at December 31, 2012 to 620 at September 30, 2013. The Company did not assume any significant post-retirement benefit obligations on completion of these acquisitions.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFITS—(cont’d)

Employee share plans

Employee share awards for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	September 30, 2013		September 30, 2012
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested—January 1	160,644	$17,989	203,930	$20,026
Granted	6,344	767	4,363	359
Vested	(49,253)	(5,715)	(47,649)	(4,623)

Nonvested—September 30	117,735	$15,656	160,644	$16,008

2006 Equity Incentive Plan / 2011-2015 Annual Incentive Compensation Program

For the three and nine months ended September 30, 2013 and 2012, 2,576 and 191 shares, respectively, were awarded to employees under the 2006 Equity Incentive Plan (the “Equity Plan”).

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at September 30, 2013 and 2012 was $5.7 million and $8.3 million, respectively. This cost is expected to be recognized evenly over the next 2.1 years. Compensation costs of $0.7 million and $2.2 million relating to these share awards were recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2013, respectively, as compared to $0.7 million and $2.1 million, respectively, for the three and nine months ended September 30, 2012.

The total value of the awards for the three and nine months ended September 30, 2013 was $0.4 million. The total value of the awards for the three and nine months ended September 30, 2012 was $0.1 million and $0.2 million, respectively. The total value for each such period was charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “Incentive Program”) accrual established for the year ended December 31, 2011.

The accrued expense relating to the Incentive Program for the three and nine months ended September 30, 2013 was $7.1 million and $12.6 million, respectively, as compared to $8.6 million and $17.5 million, respectively, for the three and nine months ended September 30, 2012.

Enstar Group Limited Employee Share Purchase Plan

Compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan were recognized in the Company’s statement of earnings for each of the three and nine month periods ended September 30, 2013 and 2012. For the nine month periods ended September 30, 2013 and 2012, 3,768 and 4,172 shares, respectively, were issued to employees under such plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	EMPLOYEE BENEFITS—(cont’d)

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the nine months ended September 30, 2013 and 2012, 2,640 and 2,360 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded expenses related to the restricted share units for the three and nine month periods ended September 30, 2013 of $0.1 million and $0.3 million, respectively, as compared to $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2012, respectively.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the 2010 PW Acquisition Co. transaction (the “PWAC Plan”), are structured as defined contribution plans. Pension expense for the three and nine months ended September 30, 2013 was $1.4 million and $4.5 million, respectively, as compared to $0.2 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2012.

In addition, the Company recorded pension expense relating to the PWAC Plan for the three and nine month periods ended September 30, 2013 of $0.1 million and $0.5 million, respectively, as compared to $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2012, respectively. The PWAC Plan is described in Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

14.	SHARE CAPITAL

As at September 30, 2013 and December 31, 2012, the authorized share capital was 111,000,000 ordinary shares and non-voting convertible ordinary shares, each par value $1.00 per share and 45,000,000 preference shares of par value $1.00 per share.

Series B Convertible Participating Non-Voting Perpetual Preferred Stock

In connection with the Torus acquisition, on July 8, 2013, the Company’s Board of Directors created 4,000,000 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value $1.00 per share (the “Non-Voting Preferred Shares”), from the authorized and unissued preference shares. No Non-Voting Preferred Shares have been issued. The Company will issue a combination of approximately 1,902,000 Voting Ordinary Shares and approximately 710,000 Non-Voting Preferred Shares to certain shareholders of Torus at closing of the Amalgamation. Refer to Note 2 for more information regarding the Torus acquisition.

The Non-Voting Preferred Shares:

•	rank on parity with the Voting Ordinary Shares and non-voting ordinary shares, but would rank senior to any other class or series of share capital of the Company, unless the terms of any such class or series shall provide otherwise;

•	would receive dividends when, and if, and in the same amounts (on an as-converted basis), dividends are declared on the Voting Ordinary Shares and/or non-voting ordinary shares;

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	SHARE CAPITAL—(cont’d)

•	automatically convert on a one-to-one basis into: (i) Voting Ordinary Shares upon the transfer of such Non-Voting Preferred Shares to any person other than an affiliate of First Reserve if that transfer qualifies as a widely dispersed offering and (ii) a new series of non-voting ordinary shares of the Company upon the approval by the Company’s shareholders of an amendment to the Company’s bye-laws to authorize such series;

•	have a liquidation preference of $0.001 per share, and thereafter are entitled to participate (on an as-converted basis) with the Voting Ordinary Shares and the non-voting ordinary shares in the distribution of remaining assets; and

•	have no voting rights other than: (i) in the event of a proposed change to the Company’s organizational documents that would significantly and adversely affect the rights of the Non-Voting Preferred Shares, (ii) certain share exchanges or reclassifications of the Non-Voting Preferred Shares, (iii) certain mergers or consolidations of the Company, or (iv) a voluntary liquidation or dissolution of the Company.

15.	REDEEMABLE NONCONTROLLING INTEREST

The redeemable noncontrolling interest comprises the 40% ownership interest in Northshore held by Trident. The redeemable noncontrolling interest is classified outside of permanent shareholders’ equity on the Company’s consolidated balance sheets due to the redemption rights held by Trident, which are described in Note 2—Acquisitions. The Company recognizes changes in the redemption value of the Trident interest in Northshore’s earnings as if the balance sheet date was also the redemption date. As at September 30, 2013, there were no adjustments recorded through retained earnings as the redemption value of the Trident interest approximated its carrying value.

A reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interest

Balance as at December 31, 2012	$—
Redeemable noncontrolling interest, initial contribution	32,480
Net earnings attributable to redeemable noncontrolling interest	27

Balance as at September 30, 2013	$32,507

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per ordinary share for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$39,987	$47,716	$71,143	$98,111
Weighted average ordinary shares outstanding—basic	16,525,012	16,437,780	16,521,865	16,433,943

Net earnings per ordinary share attributable to Enstar Group Limited—basic	$2.42	$2.90	$4.31	$5.97

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$39,987	$47,716	$71,143	$98,111
Weighted average ordinary shares outstanding—basic	16,525,012	16,437,780	16,521,865	16,433,943
Share equivalents:
Unvested shares	116,503	160,644	118,756	163,062
Restricted share units	18,521	15,046	17,588	14,263
Warrants	60,679	—	40,431	—
Options	—	63,059	—	63,088

Weighted average ordinary shares outstanding—diluted	16,720,715	16,676,529	16,698,640	16,674,356

Net earnings per ordinary share attributable to Enstar Group Limited—diluted	$2.39	$2.86	$4.26	$5.88

17.	RELATED PARTY TRANSACTIONS

Through several private transactions occurring from May 2012 to July 2012, Trident acquired approximately 9.7% of the Company’s ordinary shares. On November 6, 2013, the Company appointed James D. Carey to its Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for the Trident funds, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC, the manager of the Trident funds.

The Company has investments in three funds (carried within other investments) affiliated with entities owned by Trident. Mr. Carey is a manager of one of these funds. As of September 30, 2013, the fair value of the investments in the three funds was $86.4 million. The Company has also invested in a fund managed by Sound Point Capital, an entity in which Mr. Carey has an approximately 4% indirect ownership interest and serves as director. As of September 30, 2013, the fair value of this investment was $21.0 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	RELATED PARTY TRANSACTIONS—(cont’d)

On July 3, 2013 and July 8, 2013, the Company entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium and Arden acquisitions and the Torus acquisition, respectively. Refer to Note 2 for a description of these co-investment transactions. Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with these co-investment transactions.

Affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.8% of the Company’s voting ordinary shares and 100% of the Company’s outstanding non-voting convertible ordinary shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. The Company has investments in one fund affiliated with entities owned by Goldman Sachs. As of September 30, 2013, the fair value of the investment in the fund, carried within other investments, was $1.6 million.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at September 30, 2013, the Company’s total reinsurance recoverable from GAFG entities amounted to $344.3 million. As at September 30, 2013, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $256.1 million represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable. The $256.1 million recoverable from that GAFG entity at September 30, 2013 was secured by a trust fund. The balance of $88.1 million as at September 30, 2013 was recoverable from GAFG entities rated A- and higher.

18.	TAXATION

Earnings before income taxes include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic (Bermuda)	$(913)	$(5,939)	$77,134	$11,841
Foreign	45,709	76,131	18,231	130,255

Total	$44,796	$70,192	$95,365	$142,096

Tax expense for income taxes is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	6,842	13,397	21,172	22,842

	6,842	13,397	21,172	22,842

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	(5,502)	1,303	(7,446)	7,505

	(5,502)	1,303	(7,446)	7,505

Total tax expense	$1,340	$14,700	$13,726	$30,347

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	TAXATION—(cont’d)

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Earnings before income tax	$44,796	$70,192	$95,365	$142,096

Expected tax rate	—%	—%	—%	—%
Foreign taxes at local expected rates	23.2%	26.1%	(2.1)%	24.4%
Change in uncertain tax positions	0.0%	0.1%	(2.8)%	0.1%
Change in valuation allowance	(16.2)%	(5.4)%	21.5%	(3.3)%
Other	(4.0)%	0.1%	(2.2)%	0.2%

Effective tax rate	3.0%	20.9%	14.4%	21.4%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $2.2 million and $5.8 million relating to uncertain tax positions as of September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013, there were reductions to unrecognized tax benefits of $3.6 million due to the expiration of statutes of limitation.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2006, 2009 and 2006, respectively.

19.	COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company’s portfolio of cash and fixed maturities is managed pursuant to guidelines that follow what it believes are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	COMMITMENTS AND CONTINGENCIES—(cont’d)

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

The Company’s investments are held by 35 different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls over their investment processes that are certified annually. The largest concentration of fixed maturities investments at a single custodian, by fair value, was $2.2 billion and $1.8 billion as of September 30, 2013 and December 31, 2012, respectively.

Leases

The Company leases office space under operating leases expiring in various years through 2018. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments for the next five years on non-cancellable leases as of September 30, 2013, inclusive of those related to the acquisitions of SeaBright and the Pavonia companies:

2013	$1,811
2014	6,671
2015	5,929
2016	3,468
2017	1,148
2018	474

$19,501

Investments

The following table provides a summary of the Company’s outstanding aggregate unfunded investment commitments as at September 30, 2013 and December 31, 2012:

September 30, 2013			December 31, 2012
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
$286,000	$183,486	$102,514	$251,000	$163,408	$87,592

Guarantees

As at September 30, 2013 and December 31, 2012, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $219.7 million and $213.3 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	COMMITMENTS AND CONTINGENCIES—(cont’d)

Acquisitions

The Company has entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which is expected to close in the fourth quarter of 2013; (ii) the purchase of Atrium Underwriting Group Limited, which is expected to close in the fourth quarter of 2013; and (iii) the Amalgamation of Veranda and Torus Insurance Holdings Limited, which is expected to close in the first quarter of 2014. The Torus and Atrium acquisition agreements are described in Note 2—“Acquisitions,” and the Reciprocal of America agreement is described in Note 3—“Significant New Business.”

In connection with the acquisitions of Torus and Atrium/Arden, the Company has entered into two separate Investors Agreements with Trident, entered into a Shareholders’ Agreement with Trident on September 6, 2013 in connection with the closing of the Arden acquisition (which will apply equally to the Atrium acquisition on closing), and will enter into a Shareholders’ Agreement with Trident at the closing of the Torus Amalgamation. The Company’s obligations and rights relating to the Investors and Shareholders’ Agreements are described in Note 2—“Acquisitions.”

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

Legal Proceedings

In connection with the Company’s acquisition of SeaBright, two purported class action lawsuits were filed against SeaBright, the members of its board of directors, the Company’s merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, the Company. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits alleged, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and the Company or the Company’s merger subsidiary aided and abetted the alleged breaches of fiduciary duties. The Company believed these suits were without merit; nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, the Company, SeaBright and the SeaBright director defendants agreed to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement required SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement did not change the amount of the merger consideration that the Company paid to SeaBright’s stockholders in any way, nor did it alter any deal terms. On July 19, 2013, the Superior Court of the State of Washington entered an order approving the settlement, which became become final and unappealable on August 19, 2013. On August 23, 2013, the Court of Chancery of the State of Delaware dismissed the Delaware action.

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation regarding claims. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on its business, results of operations or financial condition. Nevertheless, there can be no assurance that lawsuits,

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	COMMITMENTS AND CONTINGENCIES—(cont’d)

arbitrations or other litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental claims. There can be no assurance that any such future litigation will not have a material adverse effect on the Company’s business, financial condition or results of operations.

20.	SEGMENT REPORTING

Due to the Company’s acquisition of the Pavonia companies on March 31, 2013, the Company reevaluated its segment reporting during the second quarter of 2013 and began measuring the results of its operations in two segments: (i) non-life run-off and (ii) life and annuities.

The Company’s non-life run-off segment comprises the operations and financial results of those subsidiaries running off their property and casualty business.

The Company’s life and annuities segment comprises the operations and financial results of those subsidiaries, primarily the Pavonia companies, operating in the closed-block of life and annuity business. Certain new significant accounting policies applicable to the life and annuities segment are described in Note 1—“Significant New Accounting Policies.”

Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned.

The Company’s total assets by segment were:

	September 30, 2013	December 31, 2012
Total assets—non-life run-off	$6,930,513	$5,829,384
Total assets—life and annuities	1,411,756	52,859

Total assets	$8,342,269	$5,882,243

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	SEGMENT REPORTING—(cont’d)

The following tables set forth selected and consolidated statement of earnings results by segment for the three and nine month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Non-Life Run-off	Life and Annuities	Consolidated	Non-Life Run-off	Life and Annuities	Consolidated
INCOME
Net premiums earned	$28,134	$30,540	$58,674	$—	$822	$822
Consulting fees	2,398	—	2,398	1,944	—	1,944
Net investment income	15,290	9,719	25,009	19,399	259	19,658
Net realized and unrealized gains	35,515	1,495	37,010	27,467	813	28,280

	81,337	41,754	123,091	48,810	1,894	50,704

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:	(16,476)	—	(16,476)	(62,547)	—	(62,547)
Life and annuity policy benefits	—	33,332	33,332	—	822	822
Salaries and benefits	28,213	1,503	29,716	25,066	72	25,138
General and administrative expenses	23,781	5,345	29,126	14,200	209	14,409
Interest expense	2,796	474	3,270	1,713	—	1,713
Net foreign exchange (gains) losses	(608)	(65)	(673)	1,019	(42)	977

	37,706	40,589	78,295	(20,549)	1,061	(19,488)

EARNINGS BEFORE INCOME TAXES	43,631	1,165	44,796	69,359	833	70,192
INCOME TAXES	(1,356)	16	(1,340)	(14,647)	(53)	(14,700)

NET EARNINGS	42,275	1,181	43,456	54,712	780	55,492
Less: Net earnings attributable to noncontrolling interest	(3,469)	—	(3,469)	(7,776)	—	(7,776)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$38,806	$1,181	$39,987	$46,936	$780	$47,716

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	SEGMENT REPORTING—(cont’d)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Non-Life Run-off	Life and Annuities	Consolidated	Non-Life Run-off	Life and Annuities	Consolidated
INCOME
Net premiums earned	$100,270	$65,661	$165,931	$—	$2,692	$2,692
Consulting fees	7,805	—	7,805	5,913	—	5,913
Net investment income	50,162	20,062	70,224	60,328	667	60,995
Net realized and unrealized gains (losses)	48,555	(9,344)	39,211	53,656	1,697	55,353

	206,792	76,379	283,171	119,897	5,056	124,953

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(26,638)	—	(26,638)	(141,730)	—	(141,730)
Life and annuity policy benefits	—	63,555	63,555	—	2,692	2,692
Salaries and benefits	76,303	2,710	79,013	69,676	292	69,968
General and administrative expenses	55,485	11,589	67,074	42,115	1,308	43,423
Interest expense	7,847	949	8,796	5,886	—	5,886
Net foreign exchange (gains) losses	(4,122)	128	(3,994)	2,722	(104)	2,618

	108,875	78,931	187,806	(21,331)	4,188	(17,143)

EARNINGS (LOSS) BEFORE INCOME TAXES	97,917	(2,552)	95,365	141,228	868	142,096
INCOME TAXES	(13,713)	(13)	(13,726)	(30,294)	(53)	(30,347)

NET EARNINGS (LOSS)	84,204	(2,565)	81,639	110,934	815	111,749
Less: Net earnings attributable to noncontrolling interest	(10,496)	—	(10,496)	(13,638)	—	(13,638)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$73,708	$(2,565)	$71,143	$97,296	$815	$98,111

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Enstar Group Limited:

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of September 30, 2013, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 7, 2013

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Business Overview

Enstar Group Limited, or Enstar, was formed in August 2001 under the laws of Bermuda to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 60 insurance and reinsurance companies and portfolios of insurance and reinsurance business and are now administering those businesses in run-off, including 12 Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. With the exception of our 2011 acquisition of a small life company, all of these acquisitions had been in the property and casualty, or “non-life run-off,” insurance business, which continues to remain our primary focus.

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

In June 2013, we continued the evolution of our business with our agreement to acquire Atrium Underwriting Group, the managing agent for the active underwriting business of a leading specialist underwriting syndicate at Lloyd’s of London. We continued our expansion into active underwriting in July 2013 when we announced our agreement to acquire Torus Insurance Holdings Limited, a highly rated global specialty insurer (an acquisition that we expect to close in the first quarter of 2014). In subsequent quarters, beginning with the fourth quarter of 2013, the active underwriting businesses acquired will constitute a new operating segment for us. We will generate revenue from premiums on the new business written, and will have additional operating expenses, in part as a result of the approximately 750 new employees and a number of new offices that we expect to acquire as a result of both transactions. In addition, our total investments will significantly increase from the acquired investment portfolios. While our core focus remains on acquiring insurance and reinsurance companies that are in run-off, we believe these acquisitions diversify Enstar into the active market and enhance the opportunities available to our core run-off business.

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

The purchase price for the Amalgamation is $692.0 million. We and Kenmare Holdings Ltd. (our wholly-owned subsidiary), or Kenmare, will provide 60% of the purchase price and related expenses of the Amalgamation. Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., or collectively, Trident, the owner of the remaining 40% interest in Bayshore, the parent company of Veranda, will provide 40% of the purchase price and related expenses associated with the Amalgamation. We will issue a combination of approximately 1,902,000 voting ordinary shares, par value $1.00 per share, or the Voting Ordinary Shares, and approximately 710,000 newly-created Series B convertible non-voting preference shares, par value $1.00 per share, or the Non-Voting Preferred Shares, having an aggregate value of approximately $346.0 million to partially fund the purchase price. Kenmare will contribute in cash approximately $69.2 million and Trident will contribute in cash the remaining approximately $276.8 million of the purchase price. Following the Amalgamation, we and Trident will continue to own, respectively, a 60% and 40% indirect interest in the Amalgamated Company through our ownership of Bayshore.

Completion of the Amalgamation is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close during the first quarter of 2014. As a result of the Torus acquisition, we expect to add approximately 600 employees in a number of new offices in various countries.

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

Trident Co-investment in Torus

In connection with the Amalgamation Agreement, we, Kenmare and Trident entered an Investors Agreement on July 8, 2013 governing each entity’s investments in Bayshore, Kenmare and Trident entered into individual equity commitment letters obligating each to fund its respective portion of the purchase price for the Amalgamation described above. Completion of Kenmare’s and Trident’s funding obligations is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Amalgamation Agreement.

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

Atrium and Arden

On June 5, 2013, we entered into definitive agreements with Arden Holdings Limited with respect to our acquisitions of Atrium Underwriting Group Limited, or Atrium, and Arden Reinsurance Company Limited, or Arden. The two transactions are governed by separate purchase agreements and the acquisition of each company was not conditioned on the acquisition of the other.

Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital. Atrium specializes in accident and health, aviation, marine property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. The purchase price for Atrium will be approximately $183.0 million. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close by the end of 2013. The purchaser of Atrium will be owned 60% by Kenmare and 40% by Trident. As a result of the Atrium acquisition, we expect to add approximately 150 employees and five offices in various countries.

On September 9, 2013, Kenmare, together with Trident, completed the acquisition of Arden. Arden is a Bermuda-based reinsurance company that provides reinsurance to the Atrium group of companies and is currently in the process of running off certain other discontinued businesses. The purchaser of Arden is owned 60% by Kenmare and 40% by Trident. The purchase price for Arden was $79.6 million. Kenmare’s portion of the purchase price was $47.8 million and was financed by a drawing under our revolving credit facility.

Trident Co-investment in Atrium and Arden

On July 3, 2013, Kenmare entered into an Investors Agreement with Trident with respect to the acquisitions of Atrium and Arden, pursuant to which Trident acquired a 40% interest in Northshore Holdings Ltd., previously a wholly-owned subsidiary of Kenmare, or Northshore. In connection with the Investors Agreement, Kenmare and Trident provided individual equity commitment letters to Northshore pursuant to which Kenmare and Trident were obligated to provide 60% and 40%, respectively, of the Atrium and Arden purchase prices and related expenses. On September 6, 2013, Kenmare and Trident each funded their individual equity commitments with respect to the Arden acquisition.

Completion of Kenmare’s and Trident’s funding obligations with respect to the Atrium closing is conditioned on, among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Atrium purchase agreement. In the event that the Atrium acquisition does not close, Trident’s obligations under its commitment letter would terminate as to both Arden and Atrium and Kenmare would be required to purchase at cost Trident’s 40% interest in Northshore.

On September 6, 2013, in connection with the closing of the Arden acquisition, Northshore, Kenmare and Trident entered into the Shareholders’ Agreement, or the Northshore Shareholders’ Agreement. The Northshore Shareholders’ Agreement, among other things, provides that Kenmare has the right to appoint three members to the Northshore board of directors and Trident has the right to appoint two members. The Northshore Shareholders’ Agreement will also grant Trident the right to designate one member of the Atrium board of directors after the Atrium closing. The Northshore Shareholders’ Agreement includes a five-year period during which neither party can transfer its ownership interest in Northshore to a third party, or the Restricted Period. Following the Restricted Period: (i) each party must offer the other party the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require Trident to participate in a sale of Northshore to a third party as long as Kenmare owns 55% of Northshore; (iii) each party has the right to be included on a pro rata basis in any sales made by the other party; and (iv) each party has the right to buy its pro rata share of any new securities issued by Northshore.

The Northshore Shareholders’ Agreement also provides that during the 90-day period following the fifth anniversary of the Arden closing, and at any time following the seventh anniversary of such closing, Kenmare would have the right to redeem Trident’s shares in Northshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the Arden closing, Trident would have the right to require Kenmare to purchase Trident’s shares in Northshore for their then current fair market value, which Kenmare would have the option to pay either in cash or by delivering our Voting Ordinary Shares.

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

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $169.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2013.

Segment Reporting

Due to our acquisition of the Pavonia companies, we reevaluated our segment reporting. We now measure our results of operations in two segments: (i) non-life run-off and (ii) life and annuities.

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

Annuities

The current operations of one of the Pavonia companies relates solely to the assumption of a closed block of structured settlement, lottery, and other immediate annuities (also known as the Periodic Payment Annuity, or PPA, business). The company no longer writes new business. Reserves relating to the PPA business constitute approximately 80% of the aggregate reserves acquired in the Pavonia acquisition. The contracts within the portfolio are largely structured settlements, although the portfolio also includes a smaller amount of lottery annuities and supplementary contracts.

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

Life Business

The other operations of the acquired Pavonia companies relate to non-annuity portfolios, which include credit life and disability insurance, term life, and corporate owned life insurance business. This business is significantly shorter in duration than that of the PPA business and, given the premium income associated with these portfolios, the reserves (based upon net present value of future cash flows) remain highly sensitive to lapse rates as well as mortality rates.

Results of Operations

The following table sets forth our selected consolidated statement of earnings results for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned—non-life run-off	$28,134	$—	$100,270	$—
Net premiums earned—life and annuities	30,540	822	65,661	2,692
Consulting fees	2,398	1,944	7,805	5,913
Net investment income	25,009	19,658	70,224	60,995
Net realized and unrealized gains	37,010	28,280	39,211	55,353

	123,091	50,704	283,171	124,953

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	28,134	—	100,270	—
Reduction in estimates of net ultimate losses	(27,850)	(58,506)	(81,413)	(120,221)
Reduction in provisions for bad debt	(5,465)	—	(5,465)	(2,782)
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,320)	(12,579)	(49,518)	(37,092)
Amortization of fair value adjustments	5,025	8,538	9,488	18,365

	(16,476)	(62,547)	(26,638)	(141,730)
Life and annuity policy benefits	33,332	822	63,555	2,692
Salaries and benefits	29,716	25,138	79,013	69,968
General and administrative expenses	29,126	14,409	67,074	43,423
Interest expense	3,270	1,713	8,796	5,886
Net foreign exchange (gains) losses	(673)	977	(3,994)	2,618

	78,295	(19,488)	187,806	(17,143)

EARNINGS BEFORE INCOME TAXES	44,796	70,192	95,365	142,096
INCOME TAXES	(1,340)	(14,700)	(13,726)	(30,347)

NET EARNINGS	43,456	55,492	81,639	111,749
Less: Net earnings attributable to noncontrolling interest	(3,469)	(7,776)	(10,496)	(13,638)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$39,987	$47,716	$71,143	$98,111

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $43.5 million and $81.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $55.5 million and $111.7 million for the same periods in 2012. Our comparative results were impacted by our 2013 acquisitions, among other factors. During the nine months ended September 30, 2013, we completed the acquisitions of SeaBright (on February 7, 2013), the Pavonia companies (on March 31, 2013), and Arden (on September 9, 2013). The change in consolidated net earnings for the three and nine-months periods was attributable primarily to the following:

Net premiums earned—Combined net premiums earned for our two operating segments were $58.7 million and $165.9 million for the three and nine months ended September 30, 2013, as compared to $0.8 million and $2.7 million for the same periods in 2012. The significant increase in 2013 was due to the acquisitions of

SeaBright and the Pavonia companies during the three months ended March 31, 2013, as described in greater detail in the segment discussion below. From September 9, 2013, the date of acquisition of Arden, to September 30, 2013, there were no net premiums earned relating to Arden.

Net investment income—Net investment income was $25.0 million and $70.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $19.7 million and $61.0 million for the same periods in 2012. The increase in each of the periods during 2013 was primarily attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the SeaBright, Pavonia and Arden transactions, although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized gains on investments—Net realized and unrealized gains were $37.0 million and $39.2 million for the three and nine months ended September 30, 2013, respectively, as compared to $28.3 million and $55.4 million for the same periods in 2012. The increase in net realized and unrealized gains between the three months ended September 30, 2013 and the same period in 2012 was largely due to increases in net realized and unrealized gains on our equities and other investments, partially offset by lower net realized and unrealized gains on our fixed income securities. The decrease in net realized and unrealized gains between the nine months ended September 30, 2013 and the same period in 2012 was primarily attributable to net realized and unrealized losses in 2013 of $22.5 million on our fixed income securities, due largely to increases in U.S. interest rates when applied to a larger base of fixed maturity investments following the acquisitions of SeaBright and the Pavonia companies (as compared to net realized and unrealized gains of $30.2 million in the same period in 2012), although this was partially offset by increases in our net realized and unrealized gains on our equities and other investments.

Net reduction in ultimate losses and loss adjustment expense liabilities—Excluding net ultimate losses relating to SeaBright of $28.1 million for the three months ended September 30, 2013, net reduction in ultimate losses and loss adjustment expense liabilities were $44.6 million and $62.5 million for the three months ended September 30, 2013 and 2012, respectively. Excluding net ultimate losses relating to SeaBright of $100.3 million for the nine months ended September 30, 2013, net reduction in ultimate losses and loss adjustment expense liabilities were $126.9 million and $141.7 million for the nine months ended September 30, 2013 and 2012, respectively. The movements for both the three and nine month periods ended September 30, 2013 relate entirely to our non-life run-off segment and are described in greater detail in the segment discussion below.

Life and annuity policy benefits—Life and annuity policy benefits were $33.3 million and $63.6 million for the three and nine months ended September 30, 2013, as compared to $0.8 million and $2.7 million for the same periods in 2012. The significant increase in 2013 is due predominantly to the acquisition of the Pavonia companies and is described in greater detail in the segment discussion below.

Salaries and benefits—Salaries and benefits were $29.7 million and $79.0 million for the three and nine months ended September 30, 2013, as compared to $25.1 million and $70.0 million for the same periods in 2012. The increases of $4.6 million and $9.0 million, respectively, were primarily due to the salaries and benefits costs associated with both the SeaBright and Pavonia acquisitions, partially offset by a reduction in our bonus accrual amount for 2013 due to lower net earnings.

General and administrative expenses—General and administrative expenses were $29.1 million and $67.1 million for the three and nine months ended September 30, 2013, as compared to $14.4 million and $43.4 million for the same periods in 2012. The increases of $14.7 million and $23.7 million, respectively, were mostly due to the general and administrative expenses incurred in 2013 associated with the SeaBright, Pavonia, and Arden acquisitions along with arrangement and agency fees associated with our amended and restated revolving credit facility.

Income tax expense—Income tax expenses were $1.3 million and $13.7 million for the three and nine months ended September 30, 2013, as compared to $14.7 million and $30.3 million for the same periods in 2012. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates.

Results by Segment for the Three Months Ended September 30, 2013 and 2012

We monitor the performance of our operations in two segments: (i) non-life run-off and (ii) life and annuities.

The following table sets forth selected consolidated statement of earnings results by segment for the three month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Non-Life Run-off		Life and Annuities		Consolidated
	2013	2012	2013	2012	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$28,134	$—	$30,540	$822	$58,674	$822
Consulting fees	2,398	1,944	—	—	2,398	1,944
Net investment income	15,290	19,399	9,719	259	25,009	19,658
Net realized and unrealized gains	35,515	27,467	1,495	813	37,010	28,280

	$81,337	$48,810	$41,754	$1,894	$123,091	$50,704

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	28,134	—	—	—	28,134	—
Reduction in estimates of net ultimate losses	(27,850)	(58,506)	—	—	(27,850)	(58,506)
Reduction in provisions for bad debt	(5,465)	—	—	—	(5,465)	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(16,320)	(12,579)	—	—	(16,320)	(12,579)
Amortization of fair value adjustments	5,025	8,538	—	—	5,025	8,538

	(16,476)	(62,547)	—	—	(16,476)	(62,547)
Life and annuity policy benefits	—	—	33,332	822	33,332	822
Salaries and benefits	28,213	25,066	1,503	72	29,716	25,138
General and administrative expenses	23,781	14,200	5,345	209	29,126	14,409
Interest expense	2,796	1,713	474	—	3,270	1,713
Net foreign exchange (gains) losses	(608)	1,019	(65)	(42)	(673)	977

	37,706	(20,549)	40,589	1,061	78,295	(19,488)

EARNINGS BEFORE INCOME TAXES	43,631	69,359	1,165	833	44,796	70,192
INCOME TAXES	(1,356)	(14,647)	16	(53)	(1,340)	(14,700)

NET EARNINGS	42,275	54,712	1,181	780	43,456	55,492
Less: Net earnings attributable to noncontrolling interest	(3,469)	(7,776)	—	—	(3,469)	(7,776)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$38,806	$46,936	$1,181	$780	$39,987	$47,716

Comparison of the Three Months Ended September 30, 2013 and 2012

Non-life Run-off Segment

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $42.3 million and $54.7 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in earnings of approximately $12.4 million was attributable primarily to the following:

(i)	a decrease of $17.9 million in net reduction in ultimate losses and loss adjustment expense liabilities (excluding losses incurred relating to premiums earned by SeaBright in the period of $28.1 million);

(ii)	an increase of $9.6 million in general and administrative expenses;

(iii)	a decrease of $4.1 million in net investment income; and

(iv)	an increase of $3.1 million in salaries and benefits; partially offset by

(v)	a decrease of $13.2 million in income tax expense; and

(vi)	an increase of $8.0 million in net realized and unrealized gains.

Noncontrolling interest in earnings decreased by $4.3 million to $3.5 million for the three months ended September 30, 2013 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited decreased by $8.1 million from $46.9 million for the three months ended September 30, 2012 to $38.8 million for the three months ended September 30, 2013.

Net Premiums Earned:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Gross premiums written	$1,394		$—
Ceded reinsurance premiums written	(1,825)		—

Net premiums written	$(431)	$(431)	$—

Gross premiums earned	$30,758		$—
Ceded reinsurance premiums earned	(2,624)		—

Net premiums earned	$28,134	$28,134	$—

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

Gross and net premiums written by SeaBright for the three months ended September 30, 2013 totaled $1.4 million and $(0.4) million, respectively. Now that SeaBright’s exit from the mandatory renewal process has been approved, we expect that SeaBright will no longer generate premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies.

Premiums Earned

Our gross premiums earned totaled $30.8 million for the three months ended September 30, 2013. Ceded reinsurance premiums earned for the three months ended September 30, 2013 were $2.6 million. Accordingly, net premiums earned totaled $28.1 million for the three months ended September 30, 2013. With SeaBright no longer generating written premiums, we expect that the current unearned premiums associated with SeaBright will continue to be realized in the next few periods, and will be fully earned by the second quarter of 2014.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$15,290	$(4,109)	$19,399	$35,515	$8,048	$27,467

Net investment income for the three months ended September 30, 2013 decreased by $4.1 million to $15.3 million, as compared to $19.4 million for the three months ended September 30, 2012. The decrease was primarily a result of lower yields obtained on the cash and fixed income portfolios as securities with higher yields matured and were reinvested at lower yields. This decrease was partially offset by net investment income attributable to higher cash and investment balances due to the SeaBright and Arden transactions, which closed on February 7, 2013 and September 9, 2013, respectively.

Net realized and unrealized gains for the three months ended September 30, 2013 increased by $8.0 million to $35.5 million, as compared to $27.5 million for the three months ended September 30, 2012. The increase was primarily attributable to a combination of the following:

(i)	an increase of $11.8 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our private equity and other investment holdings; and

(ii)	an increase of $3.6 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our equity portfolios; partially offset by

(iii)	net unrealized and realized gains related to fixed income securities of $7.9 million (including $1.6 million related to SeaBright) for the three months ended September 30, 2013, which was a $7.4 million decrease from net unrealized and realized gains of $15.3 million for the same period in 2012. This decrease was due largely to the stabilization of U.S. interest rates during the three months ended September 30, 2013 as compared to spread compression, particularly in our structured credit and corporate bond positions, for the same period in 2012.

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) that we have earned on our investments for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2013	2012	2013	2012
			(in thousands of U.S. dollars)
Cash and fixed maturities	2.12%	3.43%	$4,215,972	$3,893,234
Other investments and equities	16.71%	10.40%	639,335	456,711
Combined overall return	4.19%	4.26%	4,855,307	4,401,265

The average credit ratings of our fixed maturity investments as at September 30, 2013 and September 30, 2012 were A+ and AA-, respectively.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$(86,682)	$(9,668)	$(96,350)	$(80,675)	$—	$(80,675)
Net change in case and LAE reserves	76,055	(8,321)	67,734	104,881	—	104,881
Net change in IBNR reserves	38,477	(10,145)	28,332	34,300	—	34,300

Reduction (increase) in estimates of net ultimate losses	27,850	(28,134)	(284)	58,506	—	58,506
Reduction in provisions for bad debt	5,465	—	5,465	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	16,320	—	16,320	12,579	—	12,579
Amortization of fair value adjustments	(5,025)	—	(5,025)	(8,538)	—	(8,538)

Net reduction (increase) in ultimate losses and loss adjustment expense liabilities	$44,610	$(28,134)	$16,476	$62,547	$—	$62,547

Net change in case and loss adjustment expense reserves, or LAE reserves, comprises the movement during the quarter in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in our actuarial estimates of losses incurred but not reported, less amounts recoverable.

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2013 of $16.5 million included incurred losses and net change in IBNR reserves of $28.1 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increase in net ultimate losses of $28.1 million, ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $44.6 million, which was attributable to a reduction in estimates of net ultimate losses of $27.9 million, a reduction in provision for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.3 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $5.0 million.

Excluding the impact of net ultimate losses of $28.1 million relating to SeaBright, the reduction in estimates of net ultimate losses of $27.9 million (comprised of net incurred loss development of $10.6 million and reduction in IBNR reserves of $38.5 million) related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $10.4 million;

(ii)

an aggregate reduction in IBNR reserves of $12.4 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in ten of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $5.0 million following the completion of one commutation of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.5 million for the three months ended September 30, 2013 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2012 of $62.5 million was attributable to a reduction in estimates of net ultimate losses of $58.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.6 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments of $8.5 million.

The reduction in estimates of net ultimate losses of $58.5 million (comprised of net favorable incurred loss development of $24.2 million and reductions in IBNR reserves of $34.3 million) related primarily to:

(i)	our review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

(ii)	an aggregate reduction in IBNR reserves of $9.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expense relating to non-commuted exposures in twelve of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $21.2 million following the completion of two commutations and four policy buybacks and settlements of assumed reinsurance liabilities.

	Three Months Ended September 30,
	2013	2012
	(in thousands of U.S. dollars)
Balance as at July 1 (1)	$4,041,236	$3,797,609
Less: total reinsurance reserves recoverable	888,970	1,064,854

	3,152,266	2,732,755
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	28,134	—
Prior periods	(44,610)	(62,547)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(16,476)	(62,547)

Net losses paid related to:
Current period	(9,668)	—
Prior periods	(86,682)	(80,675)

Total net losses paid	(96,350)	(80,675)

Effect of exchange rate movement	33,182	11,686
Acquired on purchase of subsidiaries	140,443	—
Assumed business	1,178	19,403

Net balance as at September 30	3,214,243	2,620,622
Plus: total reinsurance reserves recoverable	1,186,175	1,004,572

Balance as at September 30	$4,400,418	$3,625,194

(1)	We have reclassified outstanding losses and loss adjustment expense liabilities of $12.7 million to policy benefits for life and annuity contracts as at July 1, 2012 to conform to the current period presentation. This amount is associated with Laguna Life Limited, or Laguna, which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

Salaries and Benefits:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$28,213	$(3,147)	$25,066

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $28.2 million and $25.1 million for the three months ended September 30, 2013 and 2012, respectively.

The principal changes in salaries and benefits were:

(i)	an increase in staff costs associated with increased headcount primarily related to our acquisition of SeaBright (for the three months ended September 30, 2013 our average headcount was 580 as compared to 395 for the same period in 2012); partially offset by

(ii)	a decrease in bonus accrual of approximately $1.5 million for the three months ended September 30, 2013 as compared to 2012. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

We expect salaries and benefits expenses to increase in future periods as a result of the anticipated increase in headcount upon completion of the Atrium and Torus acquisitions.

General and Administrative Expenses:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$23,781	$(9,581)	$14,200

General and administrative expenses increased by $9.6 million during the three months ended September 30, 2013, as compared to the same period in 2012.

The increase in expenses for 2013 related primarily to

(i)	an increase in bank fees of $6.6 million, attributable to arrangement and agency fees paid in relation to the amendment of our revolving credit facility; and

(ii)	general and administrative expenses of $2.4 million incurred in connection with the 2013 acquisitions of SeaBright and Arden.

We expect general and administrative expenses to be higher in 2013 over 2012 levels due primarily to the SeaBright, Arden and pending Atrium acquisitions, and we expect increased general and administrative expenses in 2014 due to the Torus acquisition.

Interest Expense:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$2,796	$(1,083)	$1,713

Interest expense of $2.8 million and $1.7 million was recorded for the three months ended September 30, 2013 and 2012, respectively. The increase in interest expense was attributable predominantly to the increase in the interest paid as a result of an increased total amount of loans outstanding during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. In 2013, we drew down on a term loan facility entered into to partially finance the SeaBright acquisition and made several draws on our revolving credit facility, as compared to no such draws in 2012.

Income Tax Expense:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$1,356	$13,291	$14,647

We recorded income tax expense of $1.4 million and $14.6 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in taxes for the three months ended September 30, 2013 was due predominantly to lower overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2012.

Noncontrolling Interest:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$3,469	$4,307	$7,776

We recorded a noncontrolling interest in earnings of $3.5 million and $7.8 million for the three months ended September 30, 2013 and 2012, respectively. The decrease in noncontrolling interest for the three months ended September 30, 2013 was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. For the three months ended September 30, 2013, we have included the noncontrolling interest of Trident in relation to its 40% interests in Northshore and Bayshore, both of which Trident acquired in the third quarter of 2013.

Life and Annuities Segment

On March 31, 2013, we acquired the Pavonia companies and, as a result, reevaluated our segment reporting. As part of that reevaluation, we have included the results of Laguna within the life and annuities segment for both the three months ended September 30, 2013 and 2012. With the acquisition of the Pavonia companies in 2013, our results for the life and annuities segment are substantially different from 2012, when we only owned Laguna.

Net Premiums Earned:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Term life insurance	$7,565	$6,743	$822
Assumed life reinsurance	1,603	1,603	—
Credit life and disability	19,831	19,831	—
Other products	1,541	1,541	—

	$30,540		$822

Net premiums earned were $30.5 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively. Term life premiums consist primarily of monthly premium collections coupled with annual premiums earned as collected. The term life business consists of 10, 15, 20 and 30 year direct term business with approximately 90% of premiums to be earned over the next 20 years. The assumed life reinsurance premiums will continue to be earned until the year 2052; however, approximately 70% are expected to be earned within the next ten years. Credit life and disability premiums are fixed monthly premiums received on credit products that mostly consist of sub-prime mortgages in the U.S. and Canada; approximately 90% of these premiums are expected to be earned before the year 2023. Other products in our Pavonia companies primarily consist of employment and property insurance related to sub-prime mortgages. Substantially all net premiums earned in 2013 relate to the acquisition of the Pavonia companies. The premiums are expected to reduce by approximately 15-20% per annum as the blocks of business continue to run-off and policies lapse.

For our life and annuities business, our strategy differs from our non-life run-off business, in particular because we are unable to shorten the duration of the liabilities in these businesses through either commutations or policy buy-backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity.

Net premiums earned in 2012 relate to the Laguna term life business.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$9,719	$9,460	$259	$1,495	$682	$813

Net investment income for the three months ended September 30, 2013 and 2012 was $9.7 million and $0.3 million, respectively. The increase was primarily due to the inclusion of the cash and fixed income securities associated with the acquisition of the Pavonia companies on March 31, 2013.

Net realized and unrealized gains for the three months ended September 30, 2013 and 2012 were $1.5 million and $0.8 million, respectively. The increase in net realized and unrealized gains of $0.7 million was primarily due to gains on fixed income investments acquired with the Pavonia companies due primarily to stabilizing U.S. interest rates during the three-month period ended September 30, 2013.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at September 30, 2013, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA business has a short duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at September 30, 2013, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

The overall annualized investment return (inclusive of net investment income and net realized and unrealized gains) that we earned on our investments for the three months ended September 30, 2013 and 2012, was 3.27% and 8.80%, respectively.

Life and Annuity Policy Benefits:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$11,949	$(11,949)	$—
Reductions in periodic payment annuity benefit reserves	(6,430)	6,430	—

Net change in periodic payment annuity benefit reserves	5,519		—

Net life claims benefits paid	30,614	(30,614)	—
Net change in life claims benefit reserves	(15,143)	15,965	822
Commissions	2,251	(2,251)	—
Amortization of fair value adjustments	10,091	(10,091)	—

Net ultimate change in life benefit reserves	27,813		822

	$33,332		$822

Life and annuity policy benefits were $33.3 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively. PPA benefits paid during the three months ended September 30,

2013 were $11.9 million, which was an average of approximately $4.0 million per month, offset by a reduction in PPA benefit reserves of $6.4 million. Net ultimate change in life benefit reserves of $27.8 million was comprised of net life claims benefits paid and net change in life claims benefit reserves of $15.5 million, commissions of $2.3 million and amortization of fair value adjustments of $10.1 million.

Salaries and Benefits:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$1,503	$(1,431)	$72

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $1.5 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively. The increase in costs was attributable to the 47 person increase in headcount associated with the acquisition of the Pavonia companies, which has subsequently fallen to 44 during the three months ended September 30, 2013. As at September 30, 2013, the life and annuities segment had 47 employees, inclusive of Laguna employees, based in our offices in the U.S. and Ireland.

General and Administrative Expenses:

	Three Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$5,345	$(5,136)	$209

General and administrative expenses were $5.3 million and $0.2 million for the three months ended September 30, 2013 and 2012, respectively. Included within general and administrative expenses for the three months ended September 30, 2013 were $3.1 million related to legal and professional fees. The remaining $2.2 million included costs associated with information technology costs, rent, bank charges and other expenses, of which approximately $1.0 million related to non-recurring transition costs associated with the acquisition and integration of the Pavonia companies.

Results by Segment for the Nine Months Ended September 30, 2013 and 2012

The following table sets forth our selected consolidated statement of earnings results by segment for the nine month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	Non-Life Run-off		Life and Annuities		Consolidated
	2013	2012	2013	2012	2013	2012
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$100,270	$—	$65,661	$2,692	$165,931	$2,692
Consulting fees	7,805	5,913	—	—	7,805	5,913
Net investment income	50,162	60,328	20,062	667	70,224	60,995
Net realized and unrealized gains (losses)	48,555	53,656	(9,344)	1,697	39,211	55,353

	206,792	119,897	76,379	5,056	283,171	124,953

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	100,270	—	—	—	100,270	—
Reduction in estimates of net ultimate losses	(81,413)	(120,221)	—	—	(81,413)	(120,221)
Reduction in provisions for bad debt	(5,465)	(2,782)	—	—	(5,465)	(2,782)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,518)	(37,092)	—	—	(49,518)	(37,092)
Amortization of fair value adjustments	9,488	18,365	—	—	9,488	18,365

	(26,638)	(141,730)	—	—	(26,638)	(141,730)
Life and annuity policy benefits	—	—	63,555	2,692	63,555	2,692
Salaries and benefits	76,303	69,676	2,710	292	79,013	69,968
General and administrative expenses	55,485	42,115	11,589	1,308	67,074	43,423
Interest expense	7,847	5,886	949	—	8,796	5,886
Net foreign exchange (gains) losses	(4,122)	2,722	128	(104)	(3,994)	2,618

	108,875	(21,331)	78,931	4,188	187,806	(17,143)

EARNINGS (LOSS) BEFORE INCOME TAXES	97,917	141,228	(2,552)	868	95,365	142,096
INCOME TAXES	(13,713)	(30,294)	(13)	(53)	(13,726)	(30,347)

NET EARNINGS (LOSS)	84,204	110,934	(2,565)	815	81,639	111,749
Less: Net earnings attributable to noncontrolling interest	(10,496)	(13,638)	—	—	(10,496)	(13,638)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$73,708	$97,296	$(2,565)	$815	$71,143	$98,111

Comparison of the Nine Months Ended September 30, 2013 and 2012

Non-life Run-off Segment

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $84.2 million and $110.9 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in earnings of approximately $26.7 million was primarily attributable to the following:

(i)	a decrease of $14.8 million in net reduction in ultimate loss and loss adjustment expense liabilities (excluding losses incurred relating to premiums earned by SeaBright in the period of $100.3 million);

(ii)	an increase of $13.4 million in general and administrative expenses;

(iii)	a decrease of $10.2 million in net investment income;

(iv)	an increase of $6.6 million in salaries and benefits; and

(v)	a decrease of $5.1 million in net realized and unrealized gains; partially offset by

(vi)	a decrease of $16.6 million in income tax expense; and

(vii)	a net foreign exchange gain of $4.1 million for the nine months ended September 30, 2013, which was a $6.8 million increase from the net foreign exchange loss for the same period in 2012.

Noncontrolling interest in earnings decreased by $3.1 million to $10.5 million for the nine months ended September 30, 2013 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited decreased by $23.6 million from $97.3 million for the nine months ended September 30, 2012 to $73.7 million for the nine months ended September 30, 2013.

Net Premiums Earned:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Gross premiums written	$17,936		$—
Ceded reinsurance premiums written	(7,489)		—

Net premiums written	$10,447	$10,447	$—

Gross premiums earned	$110,308		$—
Ceded reinsurance premiums earned	(10,038)		—

Net premiums earned	$100,270	$100,270	$—

Premiums Written

Gross and net premiums written by SeaBright from the date of the acquisition to September 30, 2013 totaled $17.9 million and $10.4 million, respectively. Now that SeaBright’s exit from the mandatory renewal process has been approved, we expect that SeaBright will no longer generate premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies.

Premiums Earned

Our gross premiums earned totaled $110.3 million for the period from the date of acquisition to September 30, 2013. Ceded reinsurance premiums earned for the period from the date of the SeaBright acquisition to September 30, 2013 totaled $10.0 million. Accordingly, net premiums earned totaled $100.3 million for the period from the date of acquisition to September 30, 2013. With SeaBright no longer generating written premiums, we expect that the current unearned premiums associated with SeaBright will continue to be realized in the next few periods, and will be fully earned by the second quarter of 2014.

Net Investment Income and Net Realized and Unrealized Gains:

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$50,162	$(10,166)	$60,328	$48,555	$(5,101)	$53,656

Net investment income for the nine months ended September 30, 2013 decreased by $10.1 million to $50.2 million, as compared to $60.3 million for the nine months ended September 30, 2012. The decrease was primarily a result of lower yields obtained on our cash and fixed income portfolios, as securities with higher yields matured and were reinvested at lower yields. This decrease was partially offset by net investment income attributable to higher cash and investments balances due to the SeaBright and Arden transactions, which closed on February 7, 2013 and September 9, 2013, respectively.

Net realized and unrealized gains for the nine months ended September 30, 2013 decreased by $5.1 million to $48.6 million, as compared to $53.7 million for the nine months ended September 30, 2012. The decrease was primarily attributable to a combination of the following:

(i)	net unrealized and realized losses related to fixed income securities of $22.5 million (including $8.5 million related to SeaBright) for the nine months ended September 30, 2013, which was a $52.7 million decrease from net unrealized and realized gains of $30.2 million for the same period in 2012. This decrease was due largely to increases in U.S. interest rates during the nine months ended September 30, 2013 as compared to the same period in 2012; partially offset by

(ii)	an increase of $36.7 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our private equity and other investment holdings; and

(iii)	an increase of $11.0 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our equity portfolios.

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) that we have earned on our investments for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2013	2012	2013	2012
			(in thousands of U.S. dollars)
Cash and fixed maturities	0.70%	2.69%	$4,121,144	$4,031,789
Other investments and equities	16.25%	8.96%	591,600	381,011
Combined overall return	2.79%	3.40%	4,712,743	4,466,372

The average credit ratings of our fixed maturity investments as at September 30, 2013 and 2012 were A+ and AA-, respectively.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$(208,699)	$(23,092)	$(231,791)	$(216,120)	$—	$(216,120)
Net change in case and LAE reserves	212,966	(23,699)	189,267	272,837	—	272,837
Net change in IBNR reserves	77,146	(53,479)	23,667	63,504	—	63,504

Reduction (increase) in estimates of net ultimate losses	81,413	(100,270)	(18,857)	120,221	—	120,221
Reduction in provisions for bad debt	5,465	—	5,465	2,782	—	2,782
Reduction in provisions for unallocated loss adjustment expense liabilities	49,518	—	49,518	37,092	—	37,092
Amortization of fair value adjustments	(9,488)	—	(9,488)	(18,365)	—	(18,365)

Net reduction (increase) in ultimate losses and loss adjustment expense liabilities	$126,908	$(100,270)	$26,638	$141,730	$—	$141,730

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 of $26.6 million included incurred losses and net change in IBNR reserves of $100.3 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increases in estimates of net ultimate losses of $100.3 million, ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $126.9 million, which was attributable to a reduction in estimates of net ultimate losses of $81.4 million, a reduction in provisions for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $49.5 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $9.5 million.

Excluding the impact of net ultimate losses of $100.3 million relating to SeaBright, the reduction in estimates of net ultimate losses of $81.4 million (comprised of net favorable incurred loss development of $4.3 million and reduction in IBNR reserves of $77.1 million) related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $27.0 million;

(ii)	a reduction in estimated of net ultimate losses of $21.7 million relating to the settlement of six commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of our top ten ceded reinsurance balances recoverable; and

(iii)	an aggregate reduction in IBNR reserves of $32.7 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in eleven of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts.

The reduction in provisions for bad debt of $5.5 million for the nine months ended September 30, 2013 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2012 of $141.7 million was attributable to a reduction in estimates of net ultimate losses of $120.2 million, a reduction in provisions for bad debt of $2.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $37.1 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments of $18.4 million.

The reduction in estimates of net ultimate losses of $120.2 million for the nine months ended September 30, 2012 (comprised of net favorable incurred loss development of $56.7 million and reductions in IBNR reserves of $63.5 million) related primarily to:

(i)	our review of historic case reserves for eleven of our insurance and reinsurance subsidiaries for which no updated advices had been received for a number of years. This review confirmed the redundancy of approximately 4,400 advised case reserves with an aggregate value of $27.6 million;

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

(iii)	a reduction in estimates of net ultimate losses of $82.9 million following the completion of eight commutations and four policy buybacks and settlements of assumed reinsurance liabilities, including one of our largest ten policyholder exposures as at January 1, 2012, and two commutations of ceded reinsurance recoverables, one of which was among our largest ten reinsurance recoverable balances as at January 1, 2012.

The reduction in provisions for bad debt of $2.8 million for the nine months ended September 30, 2012 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2013 and 2012. Losses incurred and paid are reflected net of reinsurance recoverables.

	Nine Months Ended September 30,
	2013	2012
	(in thousands of U.S. dollars)
Balance as at January 1 (1)	$3,650,127	$4,272,081
Less: total reinsurance reserves recoverable	876,220	1,383,003

	2,773,907	2,889,078
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	100,270	—
Prior periods	(126,908)	(141,730)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(26,638)	(141,730)

Net losses paid related to:
Current period	(23,092)	—
Prior periods	(208,699)	(216,120)

Total net losses paid	(231,791)	(216,120)

Effect of exchange rate movement	(2,180)	8,870
Acquired on purchase of subsidiaries	619,510	—
Assumed business	81,435	80,524

Net balance as at September 30	3,214,243	2,620,622
Plus: total reinsurance reserves recoverable	1,186,175	1,004,572

Balance as at September 30	$4,400,418	$3,625,194

(1)	We have reclassified outstanding losses and loss adjustment expense liabilities of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

Salaries and Benefits:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$76,303	$(6,627)	$69,676

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $76.3 million and $69.7 million for the nine months ended September 30, 2013 and 2012, respectively.

The principal changes in salaries and benefits were:

(i)	an increase in staff costs associated with increased headcount primarily related to our acquisition of SeaBright (for the nine months ended September 30, 2013 our average headcount was 560 as compared to 402 for the same period in 2012); partially offset by

(ii)	a decrease in the bonus accrual of approximately $4.9 million for the nine months ended September 30, 2013 as compared to 2012. Expenses relating to our bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$55,485	$(13,370)	$42,115

General and administrative expenses increased by $13.4 million during the nine months ended September 30, 2013, as compared to the same period in 2012. The $13.4 million increase was due primarily to:

(i)	general and administrative expenses of $8.9 million incurred by SeaBright and Arden from their dates of acquisition to September 30, 2013 (comprised principally of professional fees of $3.7 million, rent and rent related expenses of $2.1 million and other fees and expenses of $3.1 million);

(ii)	an increase in bank fees of $5.2 million, primarily related to arrangement and agency fees paid in relation to the amendment of our revolving credit facility; and

(iii)	an increase in computer and related expenses of approximately $1.6 million due primarily to ongoing technology infrastructure projects; partially offset by

(iv)	a decrease in professional fees of approximately $2.6 million due primarily to decreased legal fees and settlement costs associated with due diligence projects and decreased other professional and consulting fees.

Interest Expense:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$7,847	$(1,961)	$5,886

Interest expense of $7.8 million and $5.9 million was recorded for the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense was attributable predominantly to the increase in the interest paid as a result of an increased total amount of loans outstanding during the nine months ended September 30, 2013 as compared to the same period in 2012.

Net Foreign Exchange Gains (Losses):

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$4,122	$6,844	$(2,722)

We recorded net foreign exchange gains (losses) of $4.1 million and $(2.7) million for the nine months ended September 30, 2013 and 2012, respectively. The net foreign exchange gains for the nine months ended September 30, 2013 arose primarily as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated sharply against the U.S. dollar. The Australian dollar to U.S. dollar exchange rate decreased from AU$1 = $1.0382 at December 31, 2012 to AU$1 = $0.9350 at September 30, 2013, a decrease of 9.9% for the period. These gains were partially offset by net foreign exchange losses incurred during the nine months ended September 30, 2013 arising as a result of holding surplus British pound assets at a time when the U.S. dollar was appreciating against this currency, along with net foreign exchange losses in the fair value of our Australian dollar forward exchange contract.

The net foreign exchange losses of $2.7 million for the nine months ended September 30, 2012 arose primarily as a result of the translation of a U.S dollar distribution in one of our subsidiaries whose functional currency is Australian dollars. The distribution was at a rate of approximately AU$1 = $1.08, which was in excess of the U.S. dollar foreign exchange rate at December 31, 2011 of approximately AU$1 = $1.025. In addition, we recorded net foreign exchange losses in the fair value of our Australian dollar and British pound forward exchange contracts. On February 8, 2012, we entered into two foreign currency forward exchange contracts, pursuant to which we sold AU$25.0 million for $26.2 million and AU$35.0 million for $36.1 million. The contracts had settlement dates of December 19, 2012 and May 10, 2013, respectively. In addition, we entered into a British pound forward exchange contract pursuant to which we sold 17.0 million British pounds for $26.6 million. The contract had a settlement date of March 6, 2013.

In addition to the net foreign exchange gains recorded in our consolidated statement of earnings for the nine months ended September 30, 2013, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment (losses) gains, net of noncontrolling interest, related to our non-life run-off segment of $(9.5) million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, the currency translation adjustments related primarily to our Australian-based subsidiaries. As the functional currency of these subsidiaries is Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$13,713	$16,581	$30,294

We recorded income tax expense of $13.7 million and $30.3 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in taxes for the nine months ended September 30, 2013 was due largely to lower overall net earnings in our taxable subsidiaries as compared to those earned in the same period in 2012 and from tax benefits that arose upon reductions in our uncertain tax positions.

Noncontrolling Interest:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$10,496	$3,142	$13,638

We recorded a noncontrolling interest in earnings of $10.5 million and $13.6 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in noncontrolling interest for the nine months ended September 30, 2013 was due primarily to a decrease in earnings for those companies where there exists a noncontrolling interest. For the nine months ended September 30, 2013, we have included the noncontrolling interest of Trident in relation to its 40% interests in Northshore and Bayshore, which Trident acquired in the third quarter of 2013.

Life and Annuities Segment

Primarily because we acquired the Pavonia companies on March 31, 2013, the results of operations for our life and annuities segment for the nine months ended September 30, 2013 were substantially different compared to those for the nine months ended September 30, 2012, when we only owned Laguna.

Net Premiums Earned:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Term life insurance	$17,350	$14,658	$2,692
Assumed life reinsurance	8,281	8,281	—
Credit life and disability	37,352	37,352	—
Other products	2,678	2,678	—

	$65,661		$2,692

Net premiums earned were $65.7 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. Substantially all net premiums earned in 2013 relate to the acquisition of the Pavonia companies. The premiums are expected to reduce by approximately 15-20% per annum as the blocks of business continue to run-off and policies lapse.

Net premiums earned in 2012 relate to the Laguna term life business.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2013	Variance	2012	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$20,062	$19,395	$667	$(9,344)	$(11,041)	$1,697

Net investment income for the nine months ended September 30, 2013 and 2012 was $20.1 million and $0.7 million, respectively. The increase was primarily due to the inclusion of the cash and fixed income securities associated with the acquisition of the Pavonia companies on March 31, 2013.

Net realized and unrealized (losses) gains for the nine months ended September 30, 2013 and 2012 were $(9.3) million and $1.7 million, respectively. The increase in net realized and unrealized losses of $11.0 million was primarily due to the unrealized losses on fixed income investments acquired with the Pavonia companies, largely due to increases in U.S. interest rates during the nine-month period ending September 30, 2013.

The overall annualized investment return (inclusive of net investment income and net realized and unrealized (losses) gains) that we earned on our investments for the nine months ended September 30, 2013 and 2012, was 1.53% and 6.56%, respectively.

Life and Annuity Policy Benefits:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$24,644	$(24,644)	$—
Reductions in periodic payment annuity benefit reserves	(12,836)	12,836	—

Net change in periodic payment annuity benefit reserves	11,808		—

Net life claims benefits paid	48,015	(48,015)	—
Net change in life claims benefit reserves	(15,032)	17,724	2,692
Commissions	6,171	(6,171)	—
Amortization of fair value adjustments	12,593	(12,593)	—

Net ultimate change in life benefit reserves	51,747		2,692

	$63,555		$2,692

Life and annuity policy benefits were $63.6 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. PPA benefits paid during the nine months ended September 30, 2013 were $24.6 million, which was an average of approximately $4.1 million per month, offset by a reduction in PPA benefit reserves of $12.8 million. Net ultimate change in life benefit reserves of $51.7 million was comprised of net life claims benefits paid and net change in life claims benefit reserves of $33.0 million, commissions of $6.2 million and amortization of fair value adjustments of $12.6 million.

Salaries and Benefits:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$2,710	$(2,418)	$292

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $2.7 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in costs was attributable to the increase in headcount associated with the acquisition of the Pavonia companies. As at September 30, 2013 and 2012, the life and annuities segment had 47 and 3 employees, respectively, based in our offices in the U.S. and Ireland.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$11,589	$(10,281)	$1,308

General and administrative expenses were $11.6 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively. Included within general and administrative expenses for the nine months ended September 30, 2013 were $6.5 million related to legal and professional fees. The remaining $5.1 million included costs associated with information technology costs, rent, bank charges and other expenses, of which approximately $4.0 million related to non-recurring transition costs associated with the acquisition and integration of the Pavonia companies.

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

At September 30, 2013, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $6.36 billion, compared to $4.31 billion at December 31, 2012. The increase of $2.05 billion was primarily a result of the completion of the SeaBright, Pavonia and Arden acquisitions. Our cash and cash equivalents portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds. We expect our total cash and cash equivalents, restricted cash and cash equivalents and investments to increase once the acquisitions of Atrium and Torus are completed.

Reinsurance Recoverables

Non-life Run-off

As of September 30, 2013 and December 31, 2012, we had total non-life run-off reinsurance balances recoverable of $1.36 billion and $1.12 billion, respectively. The increase of $241.5 million in total non-life run-off reinsurance balances recoverable was primarily a result of the completion of acquisitions in the period, partially offset by commutations and cash collections made during the nine months ended September 30, 2013.

At September 30, 2013 and December 31, 2012, the provision for uncollectible reinsurance recoverable relating to total non-life run-off reinsurance balances recoverable was $337.4 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers. This determination is based on a detailed process, although management judgment is involved. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of September 30, 2013 decreased to 19.8% as compared to 23.4% as of December 31, 2012, primarily as a result of reinsurance balances recoverable of companies acquired during the period against which there were minimal provisions for uncollectible reinsurance recoverable.

Life and Annuities

As at September 30, 2013, the $31.2 million of reinsurance balances recoverable associated with our life and annuities business consisted of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
Total cash (used in) provided by:	2013	2012
	(in thousands of U.S. dollars)
Operating activities	$(125,600)	$(256,129)
Investing activities	(263,569)	197,413
Financing activities	266,035	(142,096)
Effect of exchange rate changes on cash	(11,196)	(5,307)

Decrease in cash and cash equivalents	$(134,330)	$(206,119)

See “Item 1. Financial Statements—Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Month Periods Ended September 30, 2013 and 2012” for further information.

Operating

Net cash used in our operating activities for the nine month period ended September 30, 2013 was $125.6 million compared to $256.1 million for the nine month period ended September 30, 2012. This $130.5 million decrease in cash used in our operating activities was due primarily to the following:

(i)	an increase of $354.0 million in the sales and maturities of trading securities between 2013 and 2012; and

(ii)	an increase in the net changes in assets and liabilities of $38.6 million between 2013 and 2012; partially offset by

(iii)	an increase of $248.8 million in the purchases of trading securities between 2013 and 2012.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and maturities of available-for-sale securities and other investments. Net cash used in investing activities was $263.6 million for the nine months ended September 30, 2013 compared to net cash provided by investing activities of $197.4 million for the nine months ended September 30, 2012. This $461.0 million decrease in investing cash flows was due primarily to the following:

(i)	the use of $308.7 million in net cash for the acquisitions of SeaBright, Pavonia and Arden during the nine months ended September 30, 2013;

(ii)	a decrease of $115.4 million in the sales and maturities of available-for-sale securities between 2013 and 2012; and

(iii)	an increase of $170.7 million in restricted cash and cash equivalents between 2013 and 2012; partially offset by

(iv)	a decrease of $114.6 million in the funding of other investments between 2013 and 2012.

Financing

Net cash provided by financing activities was $266.0 million during the nine months ended September 30, 2013 compared to net cash used of $142.1 million during the nine months ended September 30, 2012. This $408.1 million increase in cash provided by financing activities was largely attributable to the following:

(i)	an increase of $274.8 million in cash received attributable to bank loans during the nine months ended September 30, 2013 primarily in connection with our acquisition funding requirements;

(ii)	a decrease of $76.4 million in cash used to repay bank loans between 2013 and 2012;

(iii)	a decrease of $24.5 million in dividends and distributions of capital to noncontrolling interest between 2013 and 2012; and

(iv)	an increase of $32.5 million in contributions of capital from a noncontrolling interest in connection with the Arden acquisition.

Investments

The table below shows the aggregate amounts of our investments carried at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$434,372	9.5%	$366,863	10.9%
Non-U.S. government	490,350	10.7%	389,578	11.6%
Corporate	2,349,850	51.3%	1,715,870	51.2%
Municipal	61,732	1.3%	20,446	0.6%
Residential mortgaged-backed	188,891	4.1%	120,092	3.6%
Commercial mortgage-backed	112,933	2.5%	131,329	3.9%
Asset-backed	274,376	6.0%	79,264	2.4%

Fixed maturities	3,912,504	85.4%	2,823,442	84.2%

Other investments	518,307	11.3%	414,845	12.4%
Equities—U.S.	106,004	2.3%	92,406	2.7%
Equities—International	39,719	1.0%	22,182	0.7%

Total investments	$4,576,534	100.0%	$3,352,875	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$18,331	2.2%	$—	—%
Non-U.S. government	29,755	3.6%	—	—%
Corporate	772,904	93.2%	—	—%
Residential mortgaged-backed	192	0.1%	—	—%
Asset-backed	8,147	0.9%	—	—%

Total investments	$829,329	100.0%	$—	—%

As at September 30, 2013, we held investments on our balance sheet totaling $5.46 billion, compared to $3.35 billion at December 31, 2012, with net unrealized appreciation included in accumulated comprehensive income of $5.0 million compared to $5.7 million at December 31, 2012. As at September 30, 2013, we had approximately $2.51 billion of restricted assets compared to approximately $1.03 billion at December 31, 2012. The increase of approximately $1.48 billion in restricted assets related primarily to restricted assets acquired in connection with our 2013 acquisition activity.

We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, an equity fund and a real estate debt fund. At September 30, 2013, these other investments totaled $518.3 million, or 9.5%, of our total balance sheet investments (December 31, 2012: $414.8 million or 12.4%). The trend of increased allocation in absolute terms to our other investments is likely to continue in the future based on continued funding of our existing outstanding investment commitments along with future acquisitions.

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at September 30, 2013, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at September 30, 2013, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity Investments

Our investment guidelines govern the types of investments we make, including with respect to credit quality ratings.

The maturity distribution for our fixed maturity and short-term investments held as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
Due in one year or less	$905,762	19.1%	$1,032,614	36.6%
Due after one year through five years	2,175,426	45.9%	1,342,257	47.5%
Due after five years through ten years	412,402	8.7%	99,957	3.5%
Due after ten years	663,704	14.0%	17,929	0.6%

Fixed maturities	4,157,294	87.7%	2,492,757	88.2%

Residential mortgage-backed	189,083	4.0%	120,092	4.3%
Commercial mortgage-backed	112,933	2.4%	131,329	4.7%
Asset-backed	282,523	5.9%	79,264	2.8%

Total	$4,741,833	100.0%	$2,823,442	100.0%

As at September 30, 2013 and December 31, 2012, our fixed maturity investments and short-term investment portfolio had an average credit quality rating of A+ and AA-, respectively. At September 30, 2013 and December 31, 2012, our fixed maturity investments rated BBB or lower comprised 11.8% and 11.3% of our total investment portfolio, respectively.

As at September 30, 2013, we had $397.9 million of short-term investments (December 31, 2012: $319.1 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At September 30, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$433,570	$434,372	9.5%	$—	$406,598	$27,774	$—	$—	$—
Non-U.S. government	481,318	490,351	10.7%	190,004	175,448	115,729	8,480	690	—
Corporate	2,348,398	2,349,849	51.3%	129,587	552,997	1,112,640	462,255	59,360	33,010
Municipal	61,326	61,732	1.3%	12,121	36,117	13,494	—	—	—
Residential mortgage-backed	189,503	188,891	4.1%	8,768	163,712	3,884	11,604	923	—
Commercial mortgage-backed	113,531	112,933	2.5%	40,225	34,204	18,673	13,628	6,203	—
Asset-backed	273,549	274,376	6.0%	180,688	42,042	29,546	10,950	11,130	20

Total fixed maturity and short-term investments	$3,901,195	3,912,504	85.4%	561,393	1,411,118	1,321,740	506,917	78,306	33,030

				14.3%	36.1%	33.8%	13.0%	2.0%	0.8%
Equities
U.S.		106,004	2.3%	—	—	—	—	—	106,004
International		39,719	1.0%	—	—	—	—	—	39,719

Total equities		145,723	3.3%	—	—	—	—	—	145,723

				0%	0%	0%	0%	0%	100.0%
Other investments
Private equity funds		154,641	3.4%	—	—	—	—	—	154,641
Fixed income funds		191,203	4.2%	—	—	—	—	—	191,203
Fixed income hedge funds		66,370	1.5%	—	—	—	—	—	66,370
Equity fund		69,791	1.5%	—	—	—	—	—	69,791
Real estate debt fund		31,885	0.6%	—	—	—	—	—	31,885
Other		4,417	0.1%	—	—	—	—	—	4,417

Total other investments		518,307	11.3%	—	—	—	—	—	518,307

				0%	0%	0%	0%	0%	100.0%
Total investments		$4,576,534	100.0%	$561,393	$1,411,118	$1,321,740	$506,917	$78,306	$697,060

				12.3%	30.8%	28.9%	11.1%	1.7%	15.2%

At December 31, 2012	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$362,288	$366,863	10.9%	$—	$366,863	$—	$—	$—	$—
Non-U.S. government	380,401	389,578	11.6%	244,366	103,515	39,051	2,646	—	—
Corporate	1,694,652	1,715,870	51.2%	140,708	434,903	803,663	301,787	27,409	7,400
Municipal	19,743	20,446	0.6%	—	14,470	5,837	139	—	—
Residential mortgage-backed	119,538	120,092	3.6%	17,218	81,253	2,858	16,940	1,823	—
Commercial mortgage-backed	130,841	131,329	3.9%	62,597	9,828	29,884	21,406	7,614	—
Asset-backed	78,644	79,264	2.4%	64,237	8,177	5,070	174	1,606	—

Total fixed maturity and short-term investments	$2,786,107	2,823,442	84.2%	529,126	1,019,009	886,363	343,092	38,452	7,400

				18.7%	36.1%	31.4%	12.2%	1.4%	0.2%
Equities
U.S.		92,406	2.8%	—	—	—	—	—	92,406
International		22,182	0.6%	—	—	—	—	—	22,182

Total equities		114,588	3.4%	—	—	—	—	—	114,588

				0%	0%	0%	0%	0%	100.0%
Other investments
Private equity funds		127,696	3.8%	—	—	—	—	—	127,696
Fixed income funds		156,235	4.7%	—	—	—	—	—	156,235
Fixed income hedge funds		53,933	1.6%	—	—	—	—	—	53,933
Equity fund		55,881	1.7%	—	—	—	—	—	55,881
Real estate debt fund		16,179	0.5%	—	—	—	—	—	16,179
Other		4,921	0.1%	—	—	—	—	—	4,921

Total other investments		414,845	12.4%	—	—	—	—	—	414,845

				0%	0%	0%	0%	0%	100.0%
Total investments		$3,352,875	100.0%	$529,126	$1,019,009	$886,363	$343,092	$38,452	$536,833

				15.8%	30.4%	26.5%	10.2%	1.1%	16.0%

The following table summarizes the composition of the amortized cost and fair value of our held-to-maturity fixed maturity and short-term investments as at September 30, 2013 by ratings as assigned by major rating agencies (as at December 31, 2012, we had no investments classified as held-to-maturity).

At September 30, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$19,865	$18,331	2.2%	$—	$18,331	$—	$—	$—	$—
Non-U.S. government	31,371	29,755	3.6%	—	20,658	9,097	—	—	—
Corporate	820,995	772,904	93.2%	45,693	202,007	461,518	48,079	5,113	10,494
Residential mortgage-backed	192	192	0.1%	—	192	—	—	—	—
Asset-backed	8,142	8,147	0.9%	8,068	—	—	—	—	79

Total fixed maturity and short-term investments	$880,565	$829,329	100.0%	$53,761	$241,188	$470,615	$48,079	$5,113	$10,573

				6.5%	29.1%	56.7%	5.8%	0.6%	1.3%

Eurozone Exposure

At September 30, 2013, we did not own any investments in fixed maturity securities (which includes bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating are highlighted in the following table:

	Rating
	AAA	AA	Not rated	Total
	(in thousands of U.S. dollars)
Germany	$26,240	$20,758	$—	$46,998
Supranationals	7,051	899	—	7,950
Netherlands	20,309	5,402	—	25,711
Norway	17,271	7,067	690	25,028
France	—	27,128	—	27,128
Belgium	—	2,913	—	2,913
Finland	2,510	—	—	2,510
Austria	—	939	—	939

	73,381	65,106	690	139,177
Euro Region Government Bond Funds	—	—	12,721	12,721

	$73,381	$65,106	$13,411	$151,898

Our fixed maturity investments exposure to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$—	$—	$5,087	$15,853	$26,058	$46,998
Supranationals	813	—	—	1,651	5,486	7,950
Netherlands	7,299	—	6,960	4,414	7,038	25,711
Norway	333	1,587	—	690	22,418	25,028
France	8,037	3,441	5,814	4,336	5,500	27,128
Belgium	—	—	—	—	2,913	2,913
Finland	—	—	—	491	2,019	2,510
Austria	—	—	—	—	939	939

	$16,482	$5,028	$17,861	$27,435	$72,371	$139,177

At September 30, 2013, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) where the ultimate parent company of the issuer was located within the Eurozone. This includes investments that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Rating
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$5,055	$1,442	$34,958	$—	$1,002	$42,457
Belgium	—	—	40,491	—	—	40,491
Netherlands	9,046	26,974	28,602	35,541	597	100,760
Norway	5,150	—	487	—	10,105	15,742
France	21,626	6,417	15,274	7,125	10,459	60,901
Ireland	677	—	—	—	—	677
Spain	—	—	—	21,537	—	21,537
Italy	—	—	8,316	28,730	—	37,046
Austria	413	—	—	—	—	413
Luxembourg	8,305	—	—	586	—	8,891

	$50,272	$34,833	$128,128	$93,519	$22,163	$328,915

	Sector
	Financial	Industrial	Utility	Energy	Telecom	Mortgage	Other	Total
	(in thousands of U.S. dollars)
Germany	$5,206	$32,520	$—	$—	$—	$4,731	$—	$42,457
Belgium	—	—	5,641	—	—	—	34,850	40,491
Netherlands	68,070	11,632	2,048	4,409	2,519	5,560	6,522	100,760
Norway	15,742	—	—	—	—	—	—	15,742
France	42,346	6,996	2,626	—	6,682	1,254	997	60,901
Ireland	—	—	—	—	—	677	—	677
Spain	1,379	—	5,888	—	14,270	—	—	21,537
Italy	527	—	2,593	8,316	25,610	—	—	37,046
Austria	413	—	—	—	—	—	—	413
Luxembourg	—	586	—	—	—	8,305	—	8,891

	$133,683	$51,734	$18,796	$12,725	$49,081	$20,527	$42,369	$328,915

	Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$4,027	$1,234	$5,047	$9,483	$22,666	$42,457
Belgium	—	416	—	1,585	38,490	40,491
Netherlands	11,218	—	9,253	32,911	47,378	100,760
Norway	—	—	487	—	15,255	15,742
France	—	5,043	22,304	5,406	28,148	60,901
Ireland	—	—	—	—	677	677
Spain	—	9,558	4,519	2,084	5,376	21,537
Italy	13,260	—	12,351	—	11,435	37,046
Austria	—	—	413	—	—	413
Luxembourg	—	—	—	2,047	6,844	8,891

	$28,505	$16,251	$54,374	$53,516	$176,269	$328,915

Fixed maturity investments issued by companies in the United Kingdom and Switzerland are not included in the tables above. None of the fixed maturity investments we owned at September 30, 2013 were considered impaired and we do not expect to incur any significant losses on those investments.

Long-Term Debt

Our long-term debt at September 30, 2013 consisted of loan facilities used to partially finance certain of our acquisitions and significant new business transactions, and our amended and restated revolving credit facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes. We draw down on the loan facilities at the time of an acquisition or significant new business transaction, although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company.

On February 5, 2013, we fully drew down the $111.0 million available under a four-year term loan facility provided by National Australia Bank and Barclays Bank PLC, or the SeaBright Facility, in connection with the acquisition of SeaBright. In addition, on February 5, 2013, March 26, 2013 and September 6, 2013 we borrowed $56.0 million, $60.0 million and $47.8 million, respectively, under the EGL Revolving Credit Facility.

Total amounts of loans payable outstanding, including accrued interest, as of September 30, 2013 and December 31, 2012, totaled $355.7 million and $107.4 million, respectively.

As of September 30, 2013, all of the covenants relating to our three outstanding credit facilities (the SeaBright Facility, the term facility related to our 2011 acquisition of Clarendon National Insurance Company, or the Clarendon Facility, and the EGL Revolving Credit Facility) were met.

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a description of the SeaBright and Clarendon credit facilities.

Amendment and Restatement of EGL Revolving Credit Facility Agreement

On July 8, 2013, we, and certain of our subsidiaries, as borrowers, as well as certain of our subsidiaries, as guarantors, entered into an amendment and restatement of our existing Revolving Credit Facility Agreement with National Australia Bank Limited, or NAB, and Barclays Bank PLC, or Barclays, as mandated lead arrangers, NAB, Barclays and Royal Bank of Canada, as original lenders, and NAB as agent, or the Restated Credit Agreement. The Restated Credit Agreement provides for a five-year EGL Revolving Credit Facility (expiring in July 2018) pursuant to which we are permitted to borrow up to an aggregate of $375.0 million, which is available to fund permitted acquisitions and for general corporate purposes. The previously existing Revolving Credit Facility Agreement had provided for a three-year $250.0 million facility that was set to terminate in June 2014. Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays in our name and into which amounts received in respect of any capital release from certain of our subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility imposes various financial and business covenants on us, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, restrictions on dividends and limitations on liens.

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

On September 6, 2013, we borrowed $47.8 million under the EGL Revolving Credit Facility to fund Kenmare’s portion of the purchase price for Arden.

SeaBright Surplus Notes

On August 26, 2013, we fully repaid the outstanding principal and accrued interest of $12.1 million associated with the subordinated floating rate surplus notes issued by SeaBright in a private placement in May 2004. Interest expense for the three months ended September 30, 2013 and the period from February 7, 2013 (the date of acquisition of SeaBright) to September 30, 2013 was $0.1 million and $0.3 million, respectively.

Clarendon Facility

On July 31, 2013, we repaid $27.5 million of the outstanding principal on our Clarendon Facility reducing the outstanding principal as at September 30, 2013 to $79.0 million.

Aggregate Contractual Obligations

We have updated the amounts and categories of our contractual obligations previously provided on page 98 of our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect changes in gross reserves, operating lease obligations, investment commitments and loan repayments during the nine months ended September 30, 2013, as well as the assumption of policy benefits for life and annuity contracts as a result of the acquisition of the Pavonia companies.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$4,633.6	$914.6	$1,604.2	$786.0	$1,328.8
Policy benefits for life and annuity contracts (2)	2,590.8	84.0	148.2	137.7	2,220.9
Operating lease obligations	19.5	1.8	16.1	1.6	—
Investing Activities
Investment commitments	102.5	46.5	56.0	—
Financing Activities
Loan repayments (including interest payments)	355.7	355.7	—	—	—
Acquisition funding (3)	179.0	179.0

Total	$7,881.1	$1,581.6	$1,824.5	$925.3	$3,549.7

(1)

The reserves for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of September 30, 2013 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of September 30, 2013 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at September 30, 2013 of $1,288.1 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.
(3)	The acquisition funding does not include the amount associated with the expected future issuance by us of approximately 1,902,000 voting ordinary shares and 710,000 Series B convertible non-voting preference shares in relation to the acquisition of Torus.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding aggregate unfunded investment commitments as at September 30, 2013 and December 31, 2012:

September 30, 2013			December 31, 2012
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
(in thousands of U.S. dollars)
$286,000	$183,486	$102,514	$251,000	$163,408	$87,592

Guarantees

As at September 30, 2013 and December 31, 2012, we had, in total, parental guarantees supporting one of our subsidiary’s insurance obligations in the amount of $219.7 million and $213.3 million, respectively.

Acquisitions

We have entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which is expected to close in the fourth quarter of 2013; (ii) the purchase of Atrium Underwriting Group Limited, which is expected to close in the fourth quarter of 2013; and (iii) the Amalgamation of Veranda and Torus Insurance Holdings Limited, which is expected to close in the first quarter of 2014. The Torus and Atrium acquisition agreements are described above in “—Acquisitions,” and the Reciprocal of America agreement is described above in “—Significant New Business.”

In connection with the acquisitions of Torus and Atrium/Arden, we have entered into two separate Investors Agreements with Trident, entered into a Shareholders’ Agreement with Trident on September 6, 2013 in connection with the closing of the Arden acquisition (which will apply equally to the Atrium acquisition on closing), and will enter into a Shareholders’ Agreement with Trident at the closing of the Torus Amalgamation. Our obligations and rights relating to the Investors and Shareholders’ Agreements are described above in “—Acquisitions.”

Pursuant to the Amalgamation Agreement to acquire Torus, we have agreed that at the closing of the Amalgamation, we will issue a combination of Voting Ordinary Shares and Non-Voting Preferred Shares having a value of approximately $346.0 million to partially fund the purchase price, as described above in “—Acquisitions—

Torus Insurance Holdings Limited.” At closing, we will also enter into a Shareholder Rights Agreement with First Reserve and a Registration Rights Agreement with First Reserve and Corsair; the obligations and rights under these agreements are also described above.

Legal Proceedings

Refer also to Item 1, “Legal Proceedings” in Part II of this Quarterly Report on Form 10-Q for information regarding our litigation matters.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2012. As a result of the SeaBright, Pavonia and Arden acquisitions, we have adopted certain new critical accounting policies during the nine months ended September 30, 2013, which are described below.

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

Redeemable Noncontrolling Interest

In connection with the acquisition of Arden and with the proposed acquisitions of Torus and Atrium, certain subsidiaries have or will have issued shares to a noncontrolling interest. These shares are subject to agreements that provide the holder with certain redemption rights (as described above in “—Acquisitions”). The interests are presented on the balance sheet outside of equity under the caption “redeemable noncontrolling interests” and are carried at fair value. Noncontrolling interests that do not contain such redemption features are presented in equity. We recognize changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Factors that could cause actual results to differ materially from those suggested by the forward looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures and external hazards;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities, address operational challenges and support our planned growth;

•	risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•	risks relating to our life and annuities business, including mortality and morbidity rates, lapse rates, the performance of assets to support the insured liabilities, and the risk of catastrophic events;

•	risks relating to the active, or “live,” underwriting businesses we have recently acquired or agreed to acquire, including unpredictability and severity of catastrophic events, failure of risk management and loss limitation methods, the risk of a ratings downgrade, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to the active underwriting market;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2012, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2013, as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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

Interest Rate Risk

We have updated the amounts of our interest rate movement analysis previously provided on page 100 of our Annual Report on Form 10-K for the year ended December 31, 2012 to reflect the changes in the amount of short term and fixed maturity investments we hold as at September 30, 2013. Our short-term and fixed maturity investments classified as trading and available-for-sale are exposed to interest rate risk, as any changes in interest rates have a direct effect on the market values of these investments. As interest rates rise, the market values fall, and the converse is also true.

Our fixed maturity and short-term investments supporting our PPA business have been classified as held-to maturity and, as a result, are not exposed to interest rate risk. However, they are exposed to credit risk as a result of investment rating downgrades or issuer defaults.

We have estimated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our short-term and fixed maturity investments classified as trading and available-for-sale at September 30, 2013 and December 31, 2012. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Fixed Maturity and Short-Term Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At September 30, 2013	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$4,877	$4,853	$4,820	$4,782	$4,744
Market Value Change from Base	1.18%	0.69%	0%	(0.80)%	(1.58)%
Change in Unrealized Value	$57	$33	$0	$(38)	$(76)

At December 31, 2012	-100	-50	0	+50	+100
Total Market Value	$3,794	$3,791	$3,778	$3,760	$3,741
Market Value Change from Base	0.4%	0.3%	0%	(0.4)%	(0.9)%
Change in Unrealized Value	$16	$13	$0	$(18)	$(37)

Credit Risk

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At September 30, 2013, approximately 47.8% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2012: 46.2%) with 13.5% (December 31, 2012: 11.4%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of A+ (December 31, 2012: AA-). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

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

As at September 30, 2013, reinsurance balances recoverable from a single non-rated reinsurer with a carrying value of $256.1 million represented 10% or more of our total non-life run-off reinsurance balances recoverable, as compared to $144.1 million from an A+ rated reinsurer as at December 31, 2012. Of the $256.1 million and $144.1 million recoverable from reinsurers at September 30, 2013 and December 31, 2012, $256.1 million and $121.7 million, respectively, were secured by trust funds held for the benefit of our insurance and reinsurance subsidiaries.

Equity Price Risk

Our portfolio of equity investments, including the equity fund included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at September 30, 2013 was $215.5 million (December 31 2012: $170.5 million). At September 30, 2013 the impact of a 10% decline in the overall market prices of our equities at risk would be $22.0 million (December 31, 2012: $17.0 million), on a pre-tax basis.

There have been no other material changes in our market risk exposures since December 31, 2012. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2013. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

We previously reported a material weakness in our internal control over financial reporting with respect to the identification of securities to be classified as either available-for-sale, held-to-maturity or trading at the date of a business combination involving a life insurance business. Our management, with the oversight of our audit committee, designed and implemented enhanced controls relating to evaluation and classification of securities acquired in business combinations, which were tested during the three months ended September 30, 2013 and were shown to have remediated the prior weakness.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013. As reported in our Quarterly Report on Form 10-Q for the second quarter of 2013, our management noted that (i) enhanced controls had been implemented relating to the evaluation and classification of securities acquired in a business combination and (ii) new controls had been adopted related to the operation of our new life insurance business, following our March 31, 2013 acquisition of the Pavonia companies. These control changes were made in the second quarter, and implementation and testing continued in the three months ended September 30, 2013. Based upon management’s evaluation, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In connection with our acquisition of SeaBright, two purported class action lawsuits were filed against SeaBright Holdings, Inc. (“SeaBright”), the members of its board of directors, our merger subsidiary (AML Acquisition, Corp.) and, in one of the cases, us. The first suit was filed September 13, 2012 in the Superior Court of the State of Washington and the second suit was filed September 20, 2012 in the Court of Chancery of the State of Delaware. The lawsuits alleged, among other things, that SeaBright’s directors breached their fiduciary duties when negotiating, approving and seeking stockholder approval of the Merger, and that SeaBright and we or our merger subsidiary aided and abetted the alleged breaches of fiduciary duties. We believed these suits were without merit; nevertheless, in order to avoid the potential cost and distraction of continued litigation and to eliminate any risk of delay to the closing of the Merger, we, SeaBright and the SeaBright director defendants agreed to settle the two lawsuits, without admitting any liability or wrongdoing. The settlement required SeaBright to make supplemental information available to its stockholders through a filing of a Current Report on Form 8-K with the U.S. Securities and Exchange Commission. The settlement did not change the amount of the merger consideration that we paid to SeaBright’s stockholders in any way, nor did it alter any deal terms. On July 19, 2013, the Superior Court of the State of Washington entered an order approving the settlement, which became final and unappealable on August 19, 2013. On August 23, 2013, the Court of Chancery of the State of Delaware dismissed the Delaware action.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2013. We believe that the risk factors identified therein have not materially changed.

Item 5.	OTHER INFORMATION

On November 6, 2013, we appointed James D. Carey to our Board of Directors, effective immediately. Mr. Carey’s appointment was recommended to the Board of Directors by the Nominating and Governance Committee. He has also been appointed to the Company’s Investment Committee. Mr. Carey, age 47, previously served as a director of the Company from 2001 until January 31, 2007. Mr. Carey is a senior principal of Stone Point Capital LLC, a private equity firm based in Greenwich, Connecticut. Stone Point Capital serves as the manager of Trident V, L.P. and its affiliated funds (collectively, the “Trident Funds”). The Trident Funds collectively own approximately 9.7% of our voting ordinary shares.

Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for the Trident Funds, is a member of the investment committees of such general partners, and is a member of Stone Point Capital LLC. Prior to the acquisition of our ordinary shares by the Trident Funds, we invested in two funds that are managed by companies in which the Trident Funds have indirect ownership interests, Sky Harbor Capital Management LLC and Prima Capital Advisors LLC. After these initial investments, we more recently made additional allocations to the Sky Harbor and Prima funds and also approved an investment to be made in a fund managed by Eagle Point Credit Management LLC, a company in which the Trident Funds have an indirect ownership interest. Mr. Carey serves as a manager of Eagle Point Credit Management LLC. As of September 30, 2013, the fair value of our investments in the funds affiliated with the Trident Funds was $86.4 million. We have previously invested in a fund managed by Sound Point Capital Management, L.P. (an entity in which Mr. Carey has an approximately 4% indirect ownership interest and serves as a director). The fair value of our investment in the Sound Point fund was $21.0 million as of September 30, 2013.

On July 3, 2013 and July 8, 2013, we entered into certain agreements with the Trident Funds with respect to their co-investments in the Atrium and Arden acquisitions and the Torus acquisition, respectively. Refer to “Management’s Discussion and Analysis of Results and Financial Condition—Acquisitions” in Part I, Item 2 of this Quarterly Report for a description of these co-investment transactions. Mr. Carey currently serves as a representative of the Trident Funds on the boards of the two holding companies established in connection with the Atrium/Arden acquisitions and the Torus acquisition, which are each owned 60% by us and 40% by the Trident Funds. He is expected to serve as a member of the board of Torus following its acquisition.

Mr. Carey will be eligible to participate in our Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, which is described in our Proxy Statement (filed with the U.S. Securities and Exchange Commission on March 27, 2013), under the heading, “Director Compensation—Deferred Compensation Plan.”

Mr. Carey entered into an indemnification agreement with us, which includes the same terms as the indemnification agreements executed with each of our other current directors. These terms are described in our Proxy Statement under the heading, “Certain Relationships and Related Transactions—Indemnification of Directors and Officers; Directors Indemnity Agreements.”

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2013.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1¿	Agreement and Plan of Amalgamation, dated July 8, 2013, by and among Enstar Group Limited, Veranda Holdings Ltd., Hudson Securityholders Representative LLC, and Torus Insurance Holdings Limited (incorporated by reference to Exhibit 2.3 of the Company’s Form 10-Q filed on August 9, 2013).

2.2*	Deed of Variation, dated October 3, 2013, to the Share Purchase Agreement dated June 5, 2013 by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited.

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2	Third Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1	Restatement Agreement for Revolving Credit Facility Agreement, dated July 8, 2013, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Mandated Lead Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 9, 2013).

10.2	Northshore Investors Agreement, dated July 3, 2013, by and among Kenmare Holdings Ltd. and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2013).

10.3	Subscription Letter Agreement, dated July 3, 2013, from Kenmare Holdings Ltd. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 9, 2013).

10.4	Subscription Letter Agreement, dated July 3, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 9, 2013).

10.5	Bayshore Investors Agreement, dated July 8, 2013, by and among Enstar Group Limited, Kenmare Holdings Ltd., and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 9, 2013).

10.6	Subscription Letter Agreement, dated July 8, 2013, from Kenmare Holdings Ltd. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 9, 2013).

10.7	Subscription Letter Agreement, dated July 8, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 9, 2013).

10.8	Northshore Shareholders’ Agreement, dated September 6, 2013, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 11, 2013).

Exhibit No.	Description

15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	Filed herewith
**	Furnished herewith
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request