Form 10-K
period 2013-12-31
Enstar Group LTD
filed 2014-03-03
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, was approximately $1.17 billion.

As of March 2, 2014, the registrant had outstanding 13,903,380 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2014 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures and external hazards;

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

•

risks relating to the active underwriting businesses we have recently acquired or agreed to acquire, including unpredictability and severity of catastrophic events, failure of risk management and loss limitation methods, the risk of a ratings downgrade, cyclicality of demand and pricing in the insurance and reinsurance markets;

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the Risk Factors that are included in Item 1A below. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

PART I

ITEM 1.     BUSINESS

Company Overview

Enstar Group Limited, or Enstar, is a Bermuda-based holding company that was formed in 2001 and became publicly traded in 2007. We are listed on the NASDAQ Global Select Market under the ticker symbol “ESGR.” Our primary operating subsidiaries are located in Bermuda, the United Kingdom, the United States, Australia, and western Europe.

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies.

Our core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 60 insurance and reinsurance companies and portfolios of insurance and reinsurance business and are now administering those businesses in run-off. This includes 13 Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. In February 2013, we completed the acquisition of SeaBright Holdings, Inc., demonstrating our ability to acquire an underperforming live publicly quoted insurance company and place it into run-off. Until 2013, all but one of our acquisitions had been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.

While our core focus remains the acquisition and management of non-life run-off business, we have recently diversified our business profile in two distinct ways: first, by significantly increasing our closed life and annuities business, and second, by entering into the active underwriting business.

Following our March 2011 acquisition of a small Irish-based closed life company, which was our first life acquisition, we continued to review the closed life business, and during the second half of 2012, we determined we would expand our global run-off strategy to include considering acquisitions of other closed-life insurance companies. In September 2012, we agreed to acquire the closed U.S. life and annuities operations of HSBC Holdings plc (which we now refer to as Pavonia), a transaction we completed on March 31, 2013.

We view the acquisition of these closed-life and annuities businesses as a natural extension of our run-off business, which has the potential to provide us with a more regular earnings and cash flow stream, which may, to a degree, counter some of the volatility inherent in our core non-life run-off business over the long term. Given the different economic, operating and management dynamics of closed life business from our other businesses, our strategy is to consider future life run-off acquisition opportunities in conjunction with a strategic partner or partners on a joint venture basis.

During 2013, we also expanded Enstar’s operations into the active underwriting business with the acquisition of Atrium Underwriting Group Limited (or Atrium) on November 25, 2013, and the acquisition of Arden Reinsurance Company Ltd (or Arden) on September 9, 2013. In July 2013, we announced the acquisition of Torus Insurance Holdings Limited (or Torus), which we expect to close during the first quarter of 2014.

Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages and underwrites specialist insurance and reinsurance business for Lloyd’s Syndicate 609. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd, provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Arden provides reinsurance to Atrium 5 Ltd. through an approximately 65% quota share reinsurance arrangement, and is currently in the process of running off certain other discontinued businesses.

Torus is an A- rated global specialty insurer with six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301.

We have entered the active underwriting business not only to provide an additional earnings stream, but also to enhance our ability to compete for non-life run-off and other acquisition targets by providing opportunities for us to offer renewal rights or loss portfolio reinsurance transactions in connection with these transactions, which may be attractive to certain vendors or may present alternative ways in which proposed transactions can be structured. Atrium was an attractive opportunity to us primarily because of its skilled underwriting and management teams and strong historical performance at Lloyd’s. Torus is a young company, formed in 2008, which has grown significantly but generally at the expense of its profitability. We believe Torus can be a successful global business following acquisition with a shift in its strategy to concentrate on profitable lines, reduce costs and enhance management.

While we believe the management of claims and control of expenses are Enstar’s core competencies, active underwriting is a new exposure for us. Accordingly, we have partnered with the Trident V funds (managed by Stone Point Capital LLC) in the acquisitions of Atrium, Arden and Torus, with Enstar taking 60% equity interests and Trident V taking 40% equity interests in each transaction. Stone Point Capital is a financial services-focused private equity firm that has significant experience investing in insurance and reinsurance companies and other insurance-related businesses, which we believe will be valuable in these active underwriting joint ventures.

Following our expansion into closed life run-off and active underwriting, we now have the following three segments of business that are each managed, operated and reported on differently: (i) non-life run-off; (ii) life and annuities; and (iii) active underwriting.

Strategy

We aim to maximize our growth in net book value per share by using the following strategies:

•

Solidify Our Leadership Position in the Run-Off Market by Leveraging Management’s Experience and Relationships.    We continue to utilize the extensive experience and significant relationships of our senior management team to solidify our position as a leading run-off acquirer, which we expect will generate future growth opportunities for us.

•

Professionally Manage Claims.    We manage claims made against companies and portfolios we own or manage in a professional and disciplined manner, relying on our in-house expertise as we seek to dispose of risks expeditiously and cost-effectively. We pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable and litigation when necessary to defend against paying invalid claims under existing policies and reinsurance agreements.

•

Commute Assumed Liabilities and Ceded Reinsurance Assets.    Using detailed claims analysis and actuarial projections, we negotiate with the policyholders of the insurance and reinsurance companies or portfolios we own or manage with a goal of commuting insurance and reinsurance liabilities for one or more agreed upon payments at a discount to the ultimate liability.

•

Engage in Highly Disciplined Acquisition, Management and Reinsurance Practices across our Diverse Portfolio of Loss Reserves.    We utilize a disciplined approach designed to minimize risk and increase the probability of positive operating results from companies and portfolios we acquire or manage, being highly selective in reviewing potential acquisition targets and management engagements and focusing our investigation on risk exposures, claims practices and reserve requirements.

•

Profitably Underwrite Selected Specialty Lines and Utilize our Active Underwriting Platforms to Enhance Future Opportunities.    We selectively underwrite in chosen specialty lines where we believe we can operate with competitive advantages, focusing on balancing risk exposures and selectively growing organically. Where strategically beneficial, we will seek to utilize our active underwriting platforms in ways that will help us achieve future growth opportunities in our run-off business.

•

Prudently Manage Investments and Capital.    In managing our investments and deploying our capital, we strive to achieve superior risk-adjusted returns with the objective of maximizing profitability and long-term growth in shareholder value, while recognizing our liquidity needs for future liabilities. We manage our investments in a manner that attempts to correlate the maturity and duration of our investment portfolio to our general liability profile. We manage our capital by aiming to deploy capital efficiently to acquisitions and to establish adequate loss reserves that we believe will protect against future adverse developments.

Recent Transactions

Our transactions take the form of either acquisitions of companies or portfolio transfers, where a reinsurance contract transfers risk from the insurance or reinsurance company to one of our companies. Acquisitions and portfolio transfers (also referred to as “significant new business”) completed since the beginning of 2011 are outlined below.

Acquisitions

The table below sets forth a summary of acquisitions that we have completed in the last three years or are in the process of completing. For a more detailed explanation of these acquisitions, refer to “Note 3 — Acquisitions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Acquisitions (2011 - Present)
Company Name	Date of Completion	Purchase Price	Fair Value of Net Assets Acquired	Goodwill/(Gain on Bargain Purchase)	Segment	Primary Nature of Business
Signed but not yet completed:
Torus Insurance Holdings Limited(1)	expected first quarter 2014	$692.0 million(2)	valuation pending	N/A	Active Underwriting	Global specialty insurer and Lloyd’s Syndicate 1301
Completed:
Atrium Underwriting Group Limited(1)	November 25, 2013	$158.0 million	$119.2 million	$38.8 million	Active Underwriting	Managing agent for Lloyd’s Syndicate 609, a global specialty insurer; provides 25% of syndicate’s capital
Arden Reinsurance Company Limited(1)	September 9, 2013	$79.6 million	$79.6 million	Nil	Active Underwriting(3)	U.S. casualty, credit and surety insurance; quota share provider to Atrium
The Pavonia Companies	March 31, 2013	$155.6 million	$155.6 million	Nil	Life and Annuities	U.S. and Canadian closed life insurance, reinsurance and annuities
SeaBright Holdings, Inc.	February 7, 2013	$252.1 million	$252.1 million	Nil	Non-life Run-off	U.S. workers’ compensation insurance
Clarendon Holdings, Inc.	July 12, 2011	$219.1 million	$219.1 million	Nil	Non-life Run-off	U.S. general liability and workers’ compensation insurance
Laguna Life Limited	March 25, 2011	$21.2 million	$34.3 million	$(13.1) million	Life and Annuities	Irish closed life insurance

(1)	Enstar has a 60% interest in the acquired companies, with the Trident V funds (or Trident) owning a 40% interest. Trident is a holder of approximately 9.7% of our voting ordinary shares outstanding. James D. Carey, a senior principal of Stone Point Capital LLC (the manager of Trident), serves as a member of our Board of Directors.
(2)	Enstar has agreed to fund its share of the purchase price through the issuance of 2,612,346 shares (which will consist of a combination of voting and non-voting shares) and the payment of $69.2 million in cash.
(3)	Arden is considered part of our active underwriting segment with respect to its quota share reinsurance provided to Atrium, and is considered part of our non-life run-off segment with respect to its discontinued insurance business.

Significant New Business

The table below sets forth a summary of significant new business transactions that we have signed or completed in the last three years. For a more detailed explanation of these transactions, refer to “Note 4 — Significant New Business” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Significant New Business (2011 - Present)
Portfolio Name	Date of Completion	Liabilities Assumed / Assets Acquired	Segment	Primary Nature of Business
Signed but not yet completed:
Reciprocal of America (in Receivership)	expected second quarter 2014	$169.0 million	Non-life Run-off	U.S. workers’ compensation insurance
Completed:
Lloyd’s RITC — Shelbourne	January 1, 2014	$25.3 million	Non-life Run-off	Worldwide property and U.K. liability insurance
Lloyd’s RITC — Shelbourne	January 1, 2013	$51.4 million	Non-life Run-off	U.K. motor insurance
American Physicians Assurance Corporation/APSpecialty Insurance Company	April 23, 2013	$35.3 million	Non-life Run-off	U.S. workers’ compensation insurance
Claremont Liability Insurance Company	August 6, 2012 / December 17, 2012	$38.0 million	Non-life Run-off	U.S. construction defect reinsurance
Zurich Insurance Company — Danish Branch	June 30, 2012	$60.0 million	Non-life Run-off	Danish disability insurance and commercial reinsurance
Lloyd’s RITC — Shelbourne	January 1, 2012	$116.5 million	Non-life Run-off	Worldwide property and liability reinsurance
Lloyd’s RITC — Shelbourne	December 31, 2012	$313.3 million	Non-life Run-off	U.K. property and liability insurance
Insurance Australia Group(1)	September 20, 2011	$10.0 million	Non-life Run-off	International reinsurance
Claremont Liability Insurance Company	September 1, 2011	$22.5 million	Non-life Run-off	U.S. construction defect reinsurance
Lloyd’s RITC — Shelbourne	February 28, 2011	$129.6 million	Non-life Run-off	Worldwide marine and non-marine property and casualty insurance

(1)	Enstar has a 70% economic interest in the acquired companies, with J.C. Flowers Fund II, L.P owning a 30% non-voting economic interest.

Operating Segments

We have three business segments: (i) non-life run-off, (ii) life and annuities, and (iii) active underwriting. These segments are described below. For additional information and financial data relating to our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Reporting” beginning on page 83 and “Note 22 — Segment Information” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

The below chart highlights the percentage of the aggregate total of our gross losses and loss adjustment expense liabilities and policy benefits for life and annuity contracts accounted for by each of our segments:

*	Enstar has a 60% interest in the companies within the active underwriting segment, with Trident owning the remaining 40%.

Non-life Run-off

Our non-life run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business. It also includes our smaller management business, in which we manage the run-off portfolios of third parties through our service companies.

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

The insurance industry continues to experience significant consolidation. As a result of this consolidation and other factors, the remaining participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., workers compensation, property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party that specializes in run-off management, such as us, to purchase or manage the company or portfolio in run-off.

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

Overall, the focus of our non-life run-off segment is to acquire new companies or portfolios in run-off and to effectively manage the business previously acquired, in each case in ways that further our primary corporate objective.

Acquisition Process

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

At the time we acquire a company in run-off, we estimate the fair value of liabilities acquired based on external actuarial advice, as well as our own views of the exposures assumed. While we earn a larger share of our total return on an acquisition from disciplined claims management and/or commuting the liabilities that we have assumed, we also try to maximize reinsurance recoveries on the assumed portfolio of business.

Run-off Management

Following the purchase of a company in run-off, or acquisition of a portfolio of business in run-off, or a new consulting engagement to manage a company in run-off or portfolio of business, we strive to conduct the run-off in a disciplined and professional manner in order to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies and portfolios of business in run-off, as well as run-off companies or portfolios of businesses we manage on behalf of third-party clients, includes, where possible, negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds in order to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Such a strategy also contributes to the reduction in the length of time and future cost of the run-off.

In certain lines of business, such as direct workers’ compensation insurance, commutations and policy buy-back opportunities are not typically available and our strategy with respect to these businesses is to derive value through efficient and effective management of claims.

An integral factor to our success is our ability to analyze, administer, manage and settle claims and related expenses, such as loss adjustment expenses. Our claims teams are located in different offices within our organization and provide global claims support. We have implemented effective claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken in furtherance of our goal of appropriately handling claims and reporting them in accordance with our guidelines. Our claims management processes also include utilizing our extensive relationships and developed protocols to more efficiently manage outside counsel and other third parties, thereby reducing expenses. With respect to certain lines of business, we have arrangements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. These arrangements are also subject to review by our relevant claims departments, and we monitor these administrators on an ongoing basis.

Following the acquisition of a company in run-off, or acquisition of a portfolio of business in run-off, or new consulting engagement, we will spend time analyzing the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis in order to identify those we wish to approach to discuss commutation or policy buy-back. In addition, we will often be approached by policyholders or reinsurers requesting commutation or policy buy-back. We then carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation or policy buy-back. From the initial analysis of the underlying exposures it may take several months, or even years, before a commutation or policy buy-back is completed. In a number of cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation or policy buy-back may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.

Certain insureds and reinsureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, our insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time.

With regard to reinsurance recoverables, we manage cash flow by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, taking appropriate legal action to secure receivables where necessary. We also attempt where appropriate to negotiate favorable commutations with our reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims. Properly priced commutations reduce the expense of adjusting direct claims and pursuing collection of reinsurance, realize savings, remove the potential future volatility of claims and reduce required regulatory capital.

Consulting Services

We provide consultancy services to third parties in the insurance and reinsurance industry primarily through our subsidiaries, the Cranmore companies, Enstar Limited, Enstar (US), Inc., Kinsale Brokers Limited and Shelbourne Syndicate Services Limited. The services we provide range from full-service incentive-based or fixed fee run-off management to bespoke solutions such as claims inspection, claims validation, reinsurance asset collection and IT consulting services. Paladin Managed Care Services, Inc., acquired in the SeaBright transaction, provides medical bill review, utilization review, physician case management and related services in the workers’ compensation area. In addition to third-party engagements, our consultancy companies also perform these services in-house for our Enstar companies, using their expertise to assist in managing our run-off portfolios and performing certain due diligence matters relating to new acquisitions.

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

In establishing reserves, management also considers actuarial estimates of ultimate losses. Our independent actuaries employ generally accepted actuarial methodologies and procedures to estimate ultimate losses and loss adjustment expenses. Our loss reserves are largely related to casualty exposures and include latent exposures primarily relating to asbestos and environmental, as discussed below. In establishing the reserves for unpaid claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves are established to cover loss development related to both known and unasserted claims.

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

The loss development tables below show changes, for our non-life run-off segment, in our gross and net loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. The “Reserve redundancy” line represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

Gross Losses and Loss Adjustment Expense Reserves	December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands of U.S. dollars)
Reserves assumed	$381,531	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136	$3,291,275	$4,272,082	$3,650,127	$4,004,513
1 year later	365,913	900,274	909,984	1,227,427	1,436,051	2,661,011	2,237,124	3,057,032	3,980,811	3,447,375
2 years later	284,583	1,002,773	916,480	1,084,852	1,358,900	2,422,291	2,039,141	2,907,956	3,760,339
3 years later	272,537	1,012,483	853,139	1,020,755	1,284,304	2,245,557	1,943,121	2,748,708
4 years later	243,692	953,834	778,216	949,595	1,235,982	2,160,144	1,878,606
5 years later	216,875	879,504	733,151	905,043	1,216,989	2,110,715
6 years later	204,875	835,488	717,413	889,681	1,206,093
7 years later	195,795	820,168	715,574	881,416
8 years later	190,281	819,018	719,867
9 years later	188,831	823,429
10 years later	186,425
Reserve redundancy	$195,106	$223,884	$86,692	$333,003	$385,356	$687,572	$600,530	$542,567	$511,682	$202,752	$—

	December 31,
Gross Paid Losses	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands of U.S. dollars)
1 year later	$19,260	$110,193	$117,666	$90,185	$407,692	$364,440	$377,159	$430,284	$699,487	$463,052	$—
2 years later	43,082	226,225	198,407	197,751	575,522	727,205	575,814	808,213	1,091,516
3 years later	61,715	305,913	268,541	353,032	688,946	912,401	768,828	1,050,863
4 years later	75,609	375,762	402,134	423,731	726,332	1,095,603	898,643
5 years later	87,274	509,319	442,624	455,414	772,070	1,216,762
6 years later	101,958	549,033	458,532	481,114	822,094
7 years later	108,901	564,900	477,456	527,804
8 years later	111,350	583,225	515,762
9 years later	113,636	621,418
10 years later	117,430

Net Losses and Loss Adjustment Expense Reserves	December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands of U.S. dollars)
Reserves assumed	$230,155	$736,660	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408	$2,765,835	$2,889,079	$2,773,907	$2,882,980
1 year later	220,712	653,039	590,153	875,636	1,034,588	2,216,928	1,851,268	2,533,710	2,731,215	2,524,247
2 years later	164,319	652,195	586,059	753,551	950,739	1,940,472	1,673,922	2,422,811	2,486,405
3 years later	149,980	649,355	532,804	684,999	874,961	1,783,372	1,596,536	2,274,204
4 years later	136,611	600,939	454,933	611,182	816,039	1,719,195	1,527,355
5 years later	108,666	531,666	408,270	557,109	797,815	1,664,375
6 years later	104,127	485,392	388,471	543,052	782,676
7 years later	92,972	466,303	385,410	531,279
8 years later	87,451	464,060	386,128
9 years later	85,428	464,899
10 years later	82,673
Reserve redundancy	$147,482	$271,761	$207,032	$340,980	$380,809	$739,337	$604,053	$491,631	$402,674	$249,660	$—

	Year Ended December 31,
Net Paid Losses	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in thousands of U.S. dollars)
1 year later	$11,354	$78,488	$79,398	$43,896	$112,321	$247,823	$250,635	$313,642	$326,110	$209,221
2 years later	6,312	161,178	125,272	(70,430)	243,146	480,102	381,820	601,029	471,195
3 years later	9,161	206,351	(14,150)	58,228	324,735	603,875	530,845	805,020
4 years later	(1,803)	67,191	102,776	108,109	347,215	752,318	640,974
5 years later	2,515	184,150	132,405	128,567	376,674	857,605
6 years later	11,348	212,822	143,252	150,412	419,383
7 years later	11,808	223,944	158,503	191,829
8 years later	13,463	238,658	191,589
9 years later	14,122	271,647
10 years later	17,430

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded for our non-life run-off segment:

	Years Ended December 31, 2013
	2013	2012	2011
	(in thousands of U.S. dollars)
Balance as at January 1(1)	$3,650,127	$4,272,082	$3,291,275
Less: total reinsurance reserves recoverable	876,220	1,383,003	525,440

	2,773,907	2,889,079	2,765,835
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	74,139	—	—
Prior periods	(257,114)	(237,953)	(293,461)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(182,975)	(237,953)	(293,461)

Net losses paid:
Current period	(10,656)	—	—
Prior periods	(360,214)	(314,528)	(288,175)

Total net losses paid	(370,870)	(314,528)	(288,175)

Effect of exchange rate movement	4,936	14,833	(7,987)
Acquired on purchase of subsidiaries	557,476	—	600,046
Assumed business	100,506	422,476	112,821

Net balance as at December 31	2,882,980	2,773,907	2,889,079
Plus: total reinsurance reserves recoverable	1,121,533	876,220	1,383,003

Balance as at December 31	$4,004,513	$3,650,127	$4,272,082

(1)

We reclassified $11.0 million of reserves acquired on purchase of subsidiaries previously recorded in 2011 to policy benfits for life and annuity contracts. In addition, we have reclassified outstanding losses and loss adjustment expenses of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

In the table above, net reduction in ultimate losses and loss adjustment expense liabilities represents changes in estimates of prior period net losses and loss adjustment expense liabilities comprising net incurred loss movements during the period and changes in estimates of net IBNR liabilities. Net incurred loss movements during the period comprise increases or reductions in specific case reserves advised during the period to us by our policyholders and attorneys, or by us to our reinsurers, less claims settlements made during the period by us to our policyholders, plus claim receipts made to us by our reinsurers. Prior period estimates of net IBNR liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.

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

Policy buy-backs provide an opportunity for us to settle individual policies and losses usually at a discount to carried advised loss reserves. As part of our routine claims settlement operations, claims will settle at either below or above the carried advised loss reserve. The impact of policy buy-backs and the routine settlement of claims updates historical loss development information to which actuarial methodologies are applied often resulting in revised estimates of ultimate liabilities. Our actuarial methodologies include industry benchmarking which, under certain methodologies compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities.

The following table provides a reconciliation between net reserve redundancy per the loss development triangle on page 14 and total net reduction in ultimate losses and loss adjustment expense liabilities in our non-life run-off segment for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in millions of U.S. dollars)
Net reserve redundancy	$249.7	$157.9	$232.1
Foreign exchange movement	(0.2)	14.8	(8.0)
Net reduction in ultimate losses and loss adjustment expense liabilities relating to companies and portfolios acquired during the year	13.4	(2.1)	18.0
Premium and commission adjustments triggered by incurred losses	(5.8)	22.6	28.9
Claremont novation settlement	—	44.8	22.5

Net reduction in ultimate losses and loss adjustment expense liabilities	$257.1	$238.0	$293.5

Information regarding net reduction in ultimate losses and loss adjustment expense liabilities for our non-life run-off segment is discussed further in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations by Segment – Non-Life Run-Off Segment.”

General A&E Exposures

A number of our subsidiaries wrote general liability policies and reinsurance (prior to their acquisition by us) under which policyholders continue to present asbestos-related injury claims and claims alleging injury, damage or clean-up costs arising from environmental pollution. These policies, and the associated claims, are referred to as A&E exposures. The vast majority of these claims are presented under policies written many years ago.

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

Our A&E exposure is administered out of our offices in the United Kingdom and Rhode Island and centrally administered from the United Kingdom. In light of the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, our management believes that it is prudent to have a centrally administered claim facility to handle A&E claims on behalf of all of our subsidiaries. Our A&E claims staff, working in conjunction with our in-house attorneys experienced in A&E liabilities, proactively administers, on a cost-effective basis, the A&E claims submitted to our insurance and reinsurance subsidiaries.

Our independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Losses and Loss Adjustment Expenses”.

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2013, we had net loss reserves of $405.3 million for asbestos-related claims and $75.5 million for environmental pollution-related claims. The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$628,643	557,551	$702,801	621,487	$825,212	$736,172
A&E losses and ALAE incurred during the year	(15,512)	(15,594)	(308)	(5,882)	(61,120)	(81,286)
A&E losses and ALAE paid during the year	(88,984)	(74,208)	(73,850)	(58,054)	(61,291)	(33,399)
Provision for A&E claims and ALAE acquired during the year	15,347	13,116	—	—	—	—

Provision for A&E claims and ALAE at December 31	$539,494	$480,865	$628,643	$557,551	$702,801	$621,487

During 2013, 2012 and 2011, excluding the impact of loss reserves acquired during the year, our reserves for A&E liabilities decreased by $89.2 million, $74.2 million and $122.4 million on a gross basis, respectively, and by $76.7 million, $63.9 million and $114.7 million on a net basis, respectively. The reductions in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and reductions in IBNR resulting from actuarial analysis of remaining liabilities.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Approximately 1,313 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

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

Life and Annuities

Our life and annuities segment consists of the operations of our subsidiaries managing our closed-block of life and annuity business, which primarily consists of the companies we acquired in the Pavonia acquisition on March 31, 2013. The Pavonia business operates out of our New Jersey office. The segment also includes Laguna Life Limited, a small Irish-based closed-life company formerly known as CitiLife Financial Limited, which we acquired from Citigroup Insurance Holding Corporation in 2011.

Similar to our non-life run-off segment, our life and annuities companies are no longer writing new policies, however, unlike that segment, these companies continue to generate premiums with respect to their in-force policies.

Our life and annuities companies primarily include credit life and disability insurance, term life insurance, corporate owned life insurance, assumed reinsurance of term and ordinary life and accidental death and dismemberment products, and periodic payment annuities such as structured settlement, lottery, and other immediate annuities.

Our strategy in the life and annuities segment differs from our non-life business, in particular because we are unable to shorten the duration of the liabilities of these businesses through commutations or policy buy-backs. Instead, we hold the policies to their natural maturity, while aiming to efficiently manage our invested assets in those businesses to match the duration and cash flows of the liability profile. The segment brings diversification to our loss reserve base, and we believe it has the potential to provide us with a long-term earnings and cash flow stream that may counter some of the volatility in our core non-life run-off segment. We expect the market for discontinued life and annuity businesses will continue to increase, and we, along with any potential strategic partners, will continue to selectively evaluate opportunities to acquire well performing closed blocks of business.

Life and Annuity Benefits and Claims Reserves

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

The table below summarizes our policy benefits for life and annuity contracts as at December 31, 2013 and 2012:

	2013	2012
	(In thousands of U.S. dollars)
Life	$380,874	$11,027
Annuities	963,323	—

	1,344,197	11,027
Fair value adjustments	(71,097)	—

	$1,273,100	$11,027

See the “Life and Annuity Policy Benefits” discussion on pages 83 and 94 of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for discussion of our reserves in this segment.

Active Underwriting

Our active underwriting segment is comprised of Atrium and its subsidiaries and Arden. Generally speaking, Atrium will continue to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Trident will continually review these strategies and business goals and expect to develop synergies with our existing business operations over time.

Following the closing of the Torus Amalgamation, this segment will also include substantially all of the activities of Torus Insurance Holdings Limited and its subsidiaries (some of Torus’ lines of business are in run-off and will accordingly be accounted for within our non-life run-off segment). Once we acquire Torus, we intend to evaluate its underwriting and other business strategies in order to determine which lines we can competitively and profitably underwrite. We expect to actively manage the run-off of discontinued lines, and we will seek to optimize expenses and enhance management.

The acquisitions of these active underwriting platforms provide further diversification to our overall portfolio and bring an additional stream of revenue and earnings. They also provide future growth opportunities, including by allowing us to potentially capture profitable books of business that are contained in run-off targets and to provide alternatives to companies pursuing divestitures that have previously been unavailable to us.

We have a 60% equity interest in Atrium and Arden, and will have a 60% equity interest in Torus following closing. We have partnered with Trident on each of these transactions, with Trident and its affiliates making 40% co-investments in each case. We believe that the Enstar-Trident partnership will combine our respective expertise to create operational synergies across the acquired companies, and will also reduce some of our risk exposure in the active underwriting segment.

Lines Written

Atrium and its subsidiaries are an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Syndicate 609 provides insurance and reinsurance on a worldwide basis for a wide range of industry classes, including the United States, Europe, and the Far East. Atrium specializes in accident and health, aviation, marine property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art.

Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd, an Atrium subsidiary) and is currently in the process of running off certain other discontinued businesses. Results related to Arden’s discontinued business are included within our non-life run-off segment.

Torus is a global specialty insurer and holding company of six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301. (Torus also owns Lloyd’s Syndicate 2243, which was placed into run-off effective January 1, 2013; business written by Torus through Syndicate 2243 is renewed through Syndicate 1301.) Torus conducts its business primarily as a direct insurer, underwriting general property, casualty, marine, energy, construction, power and utility, aviation, and space risks, as well as professional liability and management liability. Torus also writes a reinsurance account (both treaty and facultative reinsurance depending on the line of business) in personal accident, property and certain classes of marine liabilities to insurance companies on a worldwide basis.

Managing Agency Services

Atrium receives a 20% profit commission based on the net earnings of syndicate 609, pursuant to its management contract. This profit commission is included within fees and commission income in our consolidated statement of earnings.

Distribution

Most of our business in this segment is placed (or, in the case of Torus, will be placed) through insurance and reinsurance brokers, although some of our insurance business is also placed through managing general agents. We seek to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. We had an ownership interest in Atrium for only a portion of the fourth quarter of 2013, but for the full year ended December 31, 2013, independent brokers Marsh Inc., Willis Group Holdings Ltd. and Aon Benfield Group Ltd. accounted for in excess of 28% of Atrium’s gross premiums written.

Claims Management

Claims in respect of business written by Syndicate 609 are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters will work directly with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

Ratings

In our active underwriting segment, financial strength ratings are an important factor in establishing competitive position and in product marketing. Financial strength ratings by third party organizations provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Lloyd’s ratings apply to business written through Syndicate 609 (and to business written through Torus’ Syndicate 1301). Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+” (Strong) by Fitch Ratings and Standard and Poor’s. Torus’ operating insurance entities have been assigned a financial strength rating of “A-” (Excellent) by A.M. Best.

Following the announcement of the agreement to acquire Torus, its ratings were placed under review by A.M. Best with negative implication. A.M. Best stated it expects to resolve the under review status at a point after the completion of the transaction, following discussions with Enstar, Stone Point Capital, and Torus’ management. Refer to “Item 1A. Risk Factors,” “—Downgrades of financial strength ratings at Torus or Lloyd’s could materially and negatively impact our active underwriting business and our company” for more information regarding the importance of financial strength ratings.

Reserves for Unpaid Losses and Loss Adjustment Expense

The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by us. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded in our active underwriting segment:

Year Ended December 31, 2013
(in thousands of U.S. dollars)
Balance as of January 1	$—
Less: total reinsurance reserves recoverable	—

—
Acquired on purchase of subsidiaries	200,374
Net increase in ultimate losses and loss adjustment expense liabilities:
Current period	19,303
Net losses paid:
Current period	(30,626)
Effect of exchange rate movement	1,286

Net balance as of December 31	190,337
Plus: total reinsurance reserves recoverable	25,055

Balance as at December 31	$215,392

Enterprise Risk Management (ERM)

Effective risk oversight is an important priority for our Boards of Directors (both at the Company level and at a subsidiary level), and we place strong emphasis on ensuring we have a robust risk management framework to identify, measure, manage, report and monitor risks that affect the achievement of our strategic, operational and financial objectives.

The overall objective of our Risk Management Framework is to support good risk governance, support the achievement of business objectives and provide overall benefits to us by adding value to the control environment, and contributing to an effective business strategy, efficiency in operations and processes, strong financial performance, accurate financial reporting, regulatory compliance, a good reputation with key stakeholders, business continuity planning, and capital planning.

Our enterprise risk management, or ERM, consists of numerous processes and controls that have been designed by our senior management (including our risk management team), with oversight by our Board of Directors and its committees, and implemented by employees across our organization. Risk assumption is inherent in our business and appropriately setting risk appetite and executing our business strategies in accordance therewith is key to our performance.

We manage our ERM process based on the following major categories of risk within our business:

Strategic Risk — The risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, or circumstances that are beyond our control.

Insurance Risk — Risks spanning many aspects of our insurance-related operations, including risk assumed upon acquisitions/portfolio transfers, risk associated with our reserving assumptions, underwriting risk (see “Underwriting Risk Management” below), life and annuities portfolio risk, and natural or man-made catastrophe risk.

Market Risk — The risk of loss resulting from underperforming investment returns, dilution of invested capital, or adverse financial market movements (such as interest rates or exchange rates).

Liquidity Risk — The risk that we are unable to realize investments and other assets in order to settle financial obligations when they fall due or that we would have to incur excessive cost to do so.

Credit / Counterparty Risk — The risk of a change in the value of investments or receivables due to the failure or inability of counterparties to meet contractual obligations.

Operational Risk — The risk of a loss arising from inadequate or failed internal processes, or from external events or from personnel and systems.

Reputational Risk — The risk that an act or omission by us or any of our employees could result in damage to our reputation or loss of trust among our stakeholders.

Further details on these and other risks impacting our business are discussed in detail in “Item 1A. Risk Factors.”

The Board of Directors and its committees have risk oversight responsibility and play an active role in overseeing management of the risks we face. Our Audit Committee, comprised entirely of independent directors, reviews our overall risk appetite with input from management, reviews our risk management methodologies and oversees management’s execution of our risk management objectives. In addition to this director oversight, our ERM governance structure is directed by our ERM steering committee, whose mandate is to provide oversight and governance of our ERM initiatives, to oversee that our internal controls are operating effectively, to attempt to mitigate identified risks within appetite, and to provide analysis to management in order to appropriately manage and govern the business and the associated risks on a day-to-day basis.

Our Risk Management department focuses primarily on implementing and overseeing the administration of the ERM steering committee’s directives and facilitating an efficient, effective and consistent approach to risk management across our company. Our internal audit department independently reviews the effectiveness of our risk management framework. Our centralized risk and control monitoring and reporting system facilitates feedback and improvement on an ongoing basis.

Our ERM is a dynamic process, with updates continually being made as a result of changes in our business, industry and the economic environment. This process and our controls cannot provide absolute assurance that our risk management objectives will be met or that all risks will be appropriately identified and managed, and accordingly, the possibility of material adverse effects on our company remains. See “Item 1A. Risk Factors” for further information on the risks we face.

Active Underwriting Risk Management

With our acquisitions of Atrium and Arden during 2013, we have entered the active underwriting business, which now constitutes a new operating segment for us. Risk strategies of these businesses are to underwrite risks in a number of classes of business where management believes that the risks and expected margins can be evaluated, and that the underwriting teams (supported by our other group functions) can operate with competitive advantages.

Overall insurance risks include the risk that a policy might be written for too low a premium or provide inappropriate cover (underwriting risk). As part of the annual business planning process, risk appetite is set and the basis on which these risk levels are monitored and the actions to be taken in the event of deviations from the planned levels are determined.

Factors that go into the effective management of underwriting risk may differ depending on the line of business involved and the type of account being insured or reinsured. We strive to mitigate underwriting risk through numerous controls, including underwriter peer review, authority limits, independent review of risks written, and a reinsurance purchasing program.

We recognize the importance of information technology and management of data in supporting our business, and we utilize a number of technology platforms to assist in our underwriting, risk management, financial and regulatory reporting processes and procedures across our organization. We review and seek to enhance our technological systems on an ongoing basis.

Investments

We derive a significant portion of our income from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. Because of the unpredictable nature of losses that may arise under our insurance and reinsurance subsidiaries’ insurance or reinsurance policies and as a result of our opportunistic commutation strategy in our non-life run-off business, our liquidity needs can be substantial and may arise at any time. Except for that portion of our portfolio that is invested in non-investment grade securities, we generally follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments.

As of December 31, 2013, we had cash and cash equivalents, inclusive of restricted amounts, of $1.04 billion. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds. As of December 31, 2013, we held investments on our balance sheet of $5.52 billion. Our investment portfolio consists primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities and other investments.

Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

We utilize various companies to provide investment advisory and/or management services. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2013 were $5.43 million, including approximately $0.9 million to our largest single investment manager.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our non-investment grade securities consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile. For more information on these risks, refer to “Item 1A. Risk Factors — Risks Relating to Our Investments,” beginning on page 39.

As of December 31, 2013 and 2012, the fair value of our aggregate invested assets was approximately $6.56 billion and $4.31 billion, respectively. Aggregate invested assets included:

•	cash and cash equivalents, inclusive of restricted amounts;

•

a trading portfolio of fixed maturity securities, short-term investments and equities as well as an available-for-sale portfolio of fixed maturity securities and short-term investments, all of which are recorded at fair value on our balance sheet;

•	a held-to-maturity portfolio of fixed maturity securities, supporting our annuity business within Pavonia, which are recorded at amortized cost on our balance sheet; and

•	investments in various private equity, fixed income, fixed income hedge, equity, real estate debt and other funds, all of which are recorded at fair value on our balance sheet.

For additional information regarding our investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations — Liquidity and Capital Resources — Investments”.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. We have a significant presence in Bermuda, the United Kingdom, Australia and the United States, as well as several European countries, and are subject to extensive regulation under the applicable statutes in these countries. A summary of the material regulations governing us in these countries is set forth below.

Bermuda

As a holding company, Enstar Group Limited is not subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended, or, together, the Insurance Act, regulate the insurance and reinsurance business of our operating subsidiaries in Bermuda. The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the Bermuda Monetary

Authority, or BMA, powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.

Significant requirements pertaining to our regulated Bermuda subsidiaries vary depending on the class in which our company is registered, but generally include the appointment of a principal representative in Bermuda, the appointment of an independent auditor, the appointment of an approved loss reserve specialist, the filing of annual statutory financial statements, the filing of statutory financial returns, compliance with group solvency and supervision rules (if applicable), and compliance with the Insurance Code of Conduct (relating to corporate governance, risk management and internal controls).

Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss expenses or premiums or pursuant to a risk-based capital measure. With our pending acquisition of the Torus companies, Torus Insurance (Bermuda) Limited, a Class 4 insurer domiciled in Bermuda, is subject to an enhanced capital requirement (or ECR) determined pursuant to a risk-based capital measure, and the Torus group of companies may be subject to enhanced BMA supervision and ECR reporting requirements.

Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the Bermuda regulator, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. In addition, our Bermuda insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.

The BMA maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable.

United Kingdom and Lloyd’s

United Kingdom

Our U.K.-based insurance subsidiaries consist primarily of run-off companies, but, following the Torus closing, will also include Torus Insurance (UK) Limited, which is continuing to underwrite new business. These subsidiaries are regulated by the U.K. Prudential Regulatory Authority, or the PRA, and the Financial Conduct Authority, or the FCA, which together replaced the Financial Services Authority effective April 1, 2013 (we collectively refer to the PRA and FCA in this section as the “U.K. Regulator”). Our U.K. run-off subsidiaries may not underwrite new business. E.U. directives also allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the U.K. within the scope of permission granted by the U.K. Regulator without the necessity of additional licensing or authorization in E.U. countries.

Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company.

In addition, the U.K. Regulator’s Individual Capital Adequacy Standards framework, or ICAS framework, requires insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment amount, or ICA amount, which is the company’s internal calculation of its capital requirements under the ICAS framework. This is intended to ensure a company holds sufficient capital such that there is no material risk that its liabilities cannot be met as they fall due.

In 2009, the European Parliament approved the Solvency II framework directive. Solvency II is expected to take effect in January 2016. Solvency II will set out new, strengthened E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers.

The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the ICA and the estimated capital requirement for Solvency II purposes when assessing requests to make distributions and therefore dividends approved by the U.K. Regulator will often significantly differ from any surplus capital above the entity’s minimum capital resources requirements.

Under the Financial Services and Markets Act of 2000 (or FSMA), any company or individual (together with its or his concert parties) proposing to directly or indirectly acquire “control” over a U.K. authorized insurance company (which is generally defined as acquiring 10% or more of the shares or voting power in a U.K. authorized insurance company or its parent company) must seek prior approval of the U.K. Regulator of his intention to do so. A person who is already deemed to have “control” will require prior regulatory approval of if the person increases the level of “control” beyond 20%, 30% and 50%.

Lloyd’s

We participate in the Lloyd’s market through our interests in: (i) Atrium Underwriting Group, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital; and (ii) Shelbourne, which consists of an approved Lloyd’s managing agent, a corporate member and S2008, a wholly aligned syndicate that has permission to underwrite RITC and other legacy or discontinued business type transactions with other Lloyd’s syndicates. In the Torus amalgamation, we will acquire Lloyd’s Syndicates 1301 and 2243 and Torus Underwriting Management Limited.

Our Lloyd’s operations are subject to regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Byelaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. This discretion includes the ability to assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the ICA. The amount of the Funds at Lloyd’s is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the U.K. Regulator.

Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.

In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by S2008. RITC is generally put in place after the third year of operations of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members.

The Lloyd’s market is currently in the Solvency II internal model application process under Lloyd’s supervision. Our Lloyd’s operations will therefore be required to meet Solvency II standards when they come into effect.

Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.

United States

Our insurance and reinsurance companies domiciled in the U.S. consist primarily of property and casualty companies and life and annuities companies in run-off, but, following the Torus closing, will also include Torus Specialty Insurance Company (a U.S. excess and surplus lines insurer) and Torus National Insurance Company (a U.S. admitted insurer that is licensed in all 50 states and the District of Columbia), both of which continue to issue new policies. Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations.

Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, restrictions on size of risks that may be insured under a single policy, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and loss adjustment expenses, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, annual and other report filings, and transactions among affiliates.

The Insurance Regulatory Information System, or IRIS, of the National Association of Insurance Commissioners, or NAIC, assists state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies certain industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the ratios can lead to inquiries from individual state insurance commissioners and regulatory review. For 2013, certain of our U.S. insurers generated IRIS ratios that were outside of the usual ranges. Only one of our U.S. insurers (which was acquired while under regulatory supervision) has been subject to any increased regulatory review, but there is no assurance that our other U.S. insurers will not be subject to increased scrutiny in the future.

U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. Some of our U.S. insurers, from time to time, may have risk-based capital levels that are below required levels and be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2013 and 2012, all of our U.S. insurers exceeded their required levels of risk-based capital, with the exception of one subsidiary that was acquired while under supervision. As a consequence of being under regulatory supervision, the subsidiary’s regulator must approve any and all dividends and disbursements, new contracts or agreements. We do not believe this subsidiary’s non-compliance presents material risk to our operations or financial condition.

Applicable insurance laws also limit the amount of dividends or other distributions our U.S. insurers can pay to us. The insurance regulatory limitations are generally based on statutory net income and/or certain levels of statutory surplus as determined by the insurer’s state or states of domicile. Generally, prior regulatory approval must be obtained before an insurer may pay a dividend or make a distribution above a specified level.

All states have enacted legislation regulating insurance holding company systems that requires each insurance company in the system to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. In 2010, the NAIC adopted amendments to the Insurance Holding Company System Regulatory Act and Regulation, which have taken effect in some states in which our U.S. insurers are domiciled and may be adopted in other states in the future. The amendments impose more extensive informational requirements on parents and other affiliates of licensed insurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the insurers identifying the material risks within the insurance holding company system that could pose enterprise risk to the insurers and requiring a person divesting its controlling interest to make a confidential advance notice filing.

The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and establishes a legal requirement for insurers or their insurance group to conduct an Own Risk and Solvency Assessment (ORSA) in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act has been adopted in states in which certain of our U.S. insurers are domiciled with a January 1, 2014 effective date. Nevertheless, we currently anticipate that these insurers will meet the exemption from the requirements of the ORSA Model Act for insurers and insurance groups with less than the requisite amount of annual direct written and unaffiliated assumed premium.

The Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry within the U.S. and, among other things, established the Financial Services Oversight Council and created within the United States Department of the Treasury a new Federal Insurance Office. These bodies are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The Dodd-Frank Act also authorizes the federal preemption of certain state insurance laws and streamlines the regulation of reinsurance and surplus lines/non-admitted insurance. Many provisions of the Dodd-Frank Act will become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted. These regulations, when adopted, may affect our industry and our business.

Before a person can acquire control of a domestic insurer (including a reinsurer) or any person controlling such insurer (including acquiring control of Enstar Group Limited), prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Generally, state statutes and regulations provide that “control” over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls the domestic insurer (although Florida statutes presently presume control to exist at a 5% threshold).

One of the Pavonia companies that we acquired on March 31, 2013 has a Canadian branch operation, which is subject to regulation by the Office of Superintendent of Financial Institutions in Canada. Canadian regulations require compliance with risk-based capital measures and also place certain restrictions on dividends.

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

APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements to enable their insurance obligations to be met under a wide range of circumstances. As of

January 1, 2013, APRA introduced capital reforms that have modified how Australian insurers meet their capital requirements and have introduced additional regulatory obligations with respect to capital oversight and capital reporting, which apply to our subsidiary. The new capital requirements were brought in to enhance and strengthen capital adequacy in the market and increase the level of internal oversight and review for insurers. Our Australian insurance subsidiary meets the new capital requirements.

An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends. Our insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend.

Under the Financial Sector (Shareholdings) Act 1998, the interest of an individual shareholder or a group of associated shareholders in an insurer is generally limited to a 15% “stake” of the insurer. A person’s stake is the aggregate of the person’s voting power and the voting power of the person’s associates. A higher percentage limit may be approved by the Treasurer of the Commonwealth of Australia on national interest grounds. Any shareholder of Enstar Group Limited with a “stake” greater than 15% has received approval to hold that stake from the Treasurer of the Commonwealth of Australia.

Europe

In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in various other countries, including Switzerland and Ireland, and, following the Torus closing, we will also own Torus Insurance Europe, a Liechtenstein-based company that continues to underwrite new business. We may, in the future, acquire new subsidiaries in other countries.

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

Competition

Our non-life run-off and life and annuities business segments compete in international markets with domestic and international reinsurance companies to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off. The acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of these competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements.

Our active underwriting business segment operates in the highly competitive insurance and reinsurance markets, where companies compete on the basis of many factors, including premium rates, reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and quality of administrative services, relationships with insurance and reinsurance companies and insurance intermediaries, capacity and coverage offered, experience in the particular risk to be underwritten, and various other factors. We compete in the international insurance and reinsurance markets directly with numerous other parties, including established global insurance and reinsurance companies, start-up insurance and reinsurance entities, as well as capital markets and securitization structures aimed at managing risk. Many of these competitors have significant operating histories, underwriting expertise and capacity, extensive capital resources, and longstanding customer relationships. Any of these factors can be a significant competitive advantage and may make it difficult for us to write business effectively and profitably.

Employees

As of December 31, 2013, we had 739 employees, 4 of whom were executive officers. All non-Bermudian employees who operate out of our Bermuda office are subject to governmental approval of Bermuda work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent. Following the closing of our acquisition of Torus, we expect to add approximately 600 employees.

Financial Information About Geographic Areas

For the year ended December 31, 2013, revenues from external customers in all of our operating segments included premiums written.

The following table summarizes our gross premiums written by each of our operating segments by geographic area:

	Non-life Run-off	%	Life and Annuities	%	Active Underwriting	%
	(In thousands of U.S. dollars)
United States	$112,611	100.0	$77,027	81.1	$15,784	49.0
United Kingdom	—	—	—	—	2,255	7.0
Europe	—	—	2,790	2.9	2,577	8.0
Asia	—	—	—	—	1,933	6.0
Rest of world	—	—	15,167	16.0	9,664	30.0

Total	$112,611	100.0	$94,984	100.0	$32,213	100.0

In our active underwriting segment, we only had an ownership in Atrium for a portion of the fourth quarter of 2013. Geographic distribution in subsequent years is subject to vary based upon market conditions and business strategies.

In our non-life run-off segment, excluding premiums written, our revenues from external customers included fees from management, consulting and other services through our subsidiaries located in Bermuda, the United States, the United Kingdom and Australia. Given the global nature of the clients and the risks, extracting and quantifying the consulting revenues attributable to certain geographic locations would be impracticable.

Available Information

We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge (other than an investor’s own Internet access charges) on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission, or the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our code of conduct and the governing charters for the audit, investment, nominating and governance and compensation committees of our board of directors are available free of charge on our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

You should carefully consider these risks along with the other information included in this document, including the matters addressed above under “Cautionary Note Regarding Forward-Looking Statements,” as well as risks included elsewhere in our documents filed with the SEC, before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.

Risks Relating to our Insurance Businesses

If we are unable to implement our business strategies successfully, including with respect to our newer active underwriting and life and annuities segments, our business, results of operations and financial condition may be materially and adversely affected.

Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully. We significantly expanded our portfolio of closed-life run-off business in 2013 with our acquisition of the Pavonia companies. We also entered the active underwriting business with our acquisitions of Atrium and Arden (in late 2013), and our agreement to acquire Torus (a transaction expected to close in the first quarter of 2014). We have limited experience with these businesses. Our ability to develop and execute our business strategies with respect to these new businesses and our core non-life run-off business is essential to our success, future growth opportunities, expanded market visibility and increased access to capital.

Our business strategies include: generating future acquisition opportunities that are carefully reviewed and priced effectively, including by utilizing our active underwriting platform; professionally and efficiently managing claims; successfully commuting assumed liabilities and ceded reinsurance assets; profitably underwriting selected specialty lines; and prudently managing our investments in a manner that recognizes our liquidity needs. We may not be able to implement our strategies fully or realize the anticipated results of our strategies as a result of significant business, economic and competitive uncertainties, many of which are beyond our control. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.

If our insurance and reinsurance subsidiaries’ loss reserves are inadequate to cover their actual losses, our insurance and reinsurance subsidiaries’ net earnings and capital and surplus would be reduced, which could have a materially adverse impact on our results of operations and financial condition.

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries consider the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries, as well as actuarial methodologies and procedures. Our commutation activity and claims settlement and development in recent years in our non-life run-off segment has resulted in net reductions in provisions for prior period losses and loss adjustment expenses of $257.1 million, $238.0 million and $293.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Although past experience indicates that our loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating losses and loss adjustment expenses, we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses in the future. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net earnings and capital and surplus.

The difficulty in estimating our non-life subsidiaries’ reserves is increased because these loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities (at December 31, 2013, A&E gross and net loss reserves were approximately 12.4% and 15.3%, respectively, of total gross and net loss reserves). A&E liabilities are especially hard to estimate (for many reasons, including long waiting periods and reporting delays and difficulties identifying contamination sources and allocating damage liability), developed case law and adequate claim history do not always exist for such claims, and changes in the legal and tort environment affect the development of such claims. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Losses and Loss Adjustment Expenses — Latent Claims.”

In our active underwriting business, U.S. GAAP does not permit insurers and reinsurers to reserve for catastrophes until they occur, which means that claims from these events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations, as well as our financial strength ratings.

For a discussion of reserving risk in our life and annuities business, see “Our life and annuities business is subject to the risk that actual experience relating to mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could cause our reserves to be inadequate, or our results of operations in this business to suffer materially.”

Our expansion into the active underwriting business presents certain new risks and uncertainties described below, as well as others that we may encounter, which could cause a material adverse effect on our business, financial condition and results of operations.

Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. In addition to the risks and uncertainties that impact all of our business segments, our active underwriting business exposes us to risks that include, but are not limited to, those set forth below. Any of these risks could result in underperformance of the active underwriting businesses compared to our expectations, and could also have a material adverse effect on our business, financial condition and results of operations:

•

Exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, droughts, explosions, environmental contamination, acts of terrorism, war or political unrest) and changing climate patterns and ocean temperature conditions, which could adversely affect our earnings and financial condition and cause substantial volatility in our results of operations for any fiscal quarter or year;

•

Failure of our risk management and loss limitation methods, or our catastrophe risk modeling processes, to adequately manage our exposure to losses or provide sufficient protection against losses from catastrophes;

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

•	Susceptibility to the effects of inflation due to premiums being established before the ultimate amounts of losses and loss adjustment expense are known;

•	Susceptibility of the reinsurance we underwrite to the quality of the original underwriting decisions made by the ceding companies, which may lead us to inaccurately assess the risks we assume; and

•

The cyclical nature of the insurance and reinsurance business, which could negatively impact premium rates and policy terms, as well as our ability to purchase reinsurance, and could cause our results of operations to fluctuate significantly from period to period.

Downgrades of financial strength ratings at Torus or Lloyd’s could materially and negatively impact our active underwriting business and our company.

The Torus operating insurance entities we have agreed to acquire have been assigned a financial strength rating of “A-” (Excellent) by A.M. Best. Following the announcement of the agreement to acquire Torus, its ratings were placed under review by A.M. Best with negative implication. A.M. Best stated it expects to resolve the under review status at a point after the completion of the transaction, following discussions with Enstar, Stone Point Capital, and Torus’ management. A ratings downgrade, withdrawal or negative watch or outlook could negatively impact Torus’ competitive position in the industry, severely limit or prevent Torus from writing new insurance and reinsurance contracts, and permit certain ceding companies to cancel reinsurance contracts Torus has issued. Such a change could also inhibit our ability to implement our business and growth strategies successfully following the acquisition.

In addition, Lloyd’s ratings apply to business written through Syndicate 609 and Torus’ Syndicate 1301. Lloyd’s is rated “A” (Excellent) by A.M. Best and “A+” (Strong) by Fitch Ratings and Standard and Poor’s. Financial strength ratings downgrades at Lloyd’s could adversely affect our Lloyd’s syndicates’ ability to trade in certain classes of business at current levels.

Emerging claim and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the intent of insurance policies and reinsurance contracts envisioned at the time they were written, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. In some instances, these changes may not become apparent until some time after we have acquired or issued the contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued.

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

Should a solvent scheme of arrangement promoted by any of our insurance or reinsurance subsidiaries fail to receive the requisite approval by creditors or sanction by the court, or should solvent schemes no longer be available to the same extent, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

Our life and annuities business is subject to the risk that actual experience relating to mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could cause our reserves to be inadequate, or our results of operations in this business to suffer materially.

On March 31, 2013, we acquired the Pavonia companies from HSBC, thus substantially increasing our closed-life insurance portfolio. The performance of our life and annuities business is highly dependent on our ability to manage the run-off successfully and operate the business effectively and efficiently. Our reserves for life and annuity policy benefits are based on certain assumptions, including mortality, morbidity, policy persistency/lapse rates, expenses, and discount rates, which are impacted by expected investment yields on the assets that support these liabilities. The adequacy of our reserves is contingent on actual experience related to these key assumptions, which were generally established at the time of issue and reviewed and adjusted upon our acquisition. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops, which means the impact of difference between assumptions and actual experience is reflected in results of operations each period. In addition, if actual experience differs from these assumptions, our reserves may not be adequate, which would require us to add to reserves, or the cost of claims could increase. This could materially and adversely impact our results of operations and financial condition.

Our life subsidiaries are exposed to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. In an economic downturn, our life insurance subsidiaries may experience an elevated incidence of lapses of life insurance policies because there is a greater risk that policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether (or that the policyholders who remain may consist of a non-diversified selection of holders). Any of these events could adversely affect our results of operations and financial condition.

Fluctuations in the reinsurance industry may cause our operating results to fluctuate significantly.

The reinsurance industry historically has been subject to significant fluctuations and uncertainties. Factors that affect the industry in general may also cause our operating results to fluctuate, or may adversely impact our ability to purchase reinsurance in our active underwriting business. As a result, the industry’s and our profitability may be affected significantly by:

•

fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital and may affect the ultimate payout of loss amounts and the costs of administering books of reinsurance business;

•

volatile and unpredictable developments, such as those that have occurred since 2008 in the world-wide financial and credit markets, which may adversely affect the recoverability of reinsurance from our reinsurers;

•	changes in reserves resulting from different types of claims that may arise and the development of judicial interpretations relating to the scope of insurers’ liability; and

•	the overall level of economic activity and the competitive environment in the industry.

Risks Relating to Our Acquisitions

Our inability to successfully price acquisitions and manage our portfolio of insurance and reinsurance companies may adversely impact our ability to grow our business and may result in material losses.

Our run-off business entails acquiring and managing closed insurance and reinsurance companies and portfolios of insurance and reinsurance. This business differs from the business of traditional insurance and reinsurance underwriting in that our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, will not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. Although our life and annuities businesses do collect premiums on in-force policies, they are subject to the risk that the premiums they receive and their stated policy benefits for life and annuity contracts will not be sufficient to cover future obligations and costs. Our active underwriting business, although it produces new premium revenue, also remains subject to many of these risks.

In order for us to achieve positive operating results, we must first price acquisitions on favorable terms relative to the risks posed by the acquired businesses and then successfully manage the acquired businesses by efficiently managing claims, collecting from reinsurers and controlling expenses. Failure to do these things successfully could result in us having to cover losses sustained with retained earnings, which would materially and adversely impact our ability to grow our business and may result in material losses.

We have made, and expect to continue to make, acquisitions of insurance and reinsurance companies, and these activities may not be financially beneficial to us or our shareholders.

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions. Since our formation in August 2001, we have acquired over 60 insurance and reinsurance companies and portfolios of insurance and reinsurance business, and we expect to continue to make such acquisitions in the future. Since the beginning of 2013, we have expanded our acquisitions from primarily property and casualty run-off business to several life and annuities companies in run-off, as well as active underwriting companies. We cannot assure you that the performance of the companies acquired will meet our expectations, and we cannot be certain that any of these acquisitions will be financially advantageous for us or our shareholders.

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

We face challenges to realizing the expected benefits of acquisitions, which may cause underperformance relative to our expectations, unforeseen liabilities and expenses, integration difficulties and other challenges, any or all of which could have a material adverse effect on our business, financial condition or results of operations.

The acquisitions we have made and expect to make in the future may pose operational challenges, expose us to risks and divert management’s time and energy, including relating to:

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, or if expenses are greater than anticipated;

•	the value of assets being lower than expected or diminishing because of credit defaults or changes in interest rates, or liabilities assumed being greater than expected;

•

integrating financial and operational reporting systems and internal controls, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Securities Exchange Act of 1934, as amended (or the Exchange Act);

•	establishing satisfactory budgetary and other financial controls;

•	leveraging our existing capabilities and expertise into the business acquired and establishing synergies within our organization;

•	funding increased capital needs and overhead expenses;

•	integrating technology platforms;

•	obtaining and retaining management personnel required for expanded operations;

•	fluctuating foreign currency exchange rates relating to the assets and liabilities we may acquire;

•	goodwill and intangible asset impairment charges; and

•	complying with applicable laws and regulations.

In particular, our ability to integrate and successfully operate the Torus companies will be a key component to our continued success. Torus will add approximately 600 new employees (as compared to the approximately 739 employees we had as of December 31, 2013) and a number of new offices in various countries. Along with the Atrium and Arden companies, the Torus group will form a significant part of our new active underwriting segment. In addition to the risks discussed above, the potential challenges of integrating Torus and achieving the anticipated benefits include implementing business and underwriting plans for Torus, establishing operating efficiencies, managing expenses, retaining key employees, improving systems, working effectively with Trident, (our joint venture partner), and assimilating the Torus companies into our internal control system.

Our failure to manage successfully these operational challenges and risks could have a material adverse effect on our business, financial condition or results of operations.

We may not complete future acquisitions within the time frame we anticipate or at all, which could have a negative effect on our business, financial condition or results of operations.

A key part of our business strategy is completing acquisitions. Once we have signed a definitive agreement to acquire a business or portfolio, conditions to closing, such as obtaining regulatory approvals or shareholder approvals, must be met before the acquisition can be consummated. These and other closing conditions may not be satisfied at all, or may cause a material delay in the anticipated timing of closing. In addition, our ability to complete the acquisition on the originally anticipated terms, or at all, could be jeopardized if a seller receives competing proposals, if litigation is brought challenging the transaction or certain of its terms, or if regulators impose unexpected terms and conditions on the transaction. Failure to consummate an acquisition on the originally anticipated terms, or a significant delay in the closing, could result in significant expense, diversion of time and resources, reputational damage, litigation and a failure to realize the anticipated benefits of the acquisition, all of which could materially adversely impact our business, financial condition and results of operations.

Risks Relating to Liquidity and Capital Resources

We may require additional capital and credit in the future that may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including acquisition activity, our ability to manage the run-off of our assumed policies, our ability to establish reserves at levels sufficient to cover losses, and our underwriting plans. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets and the strength of our capital position and operating results. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of such equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.

Uncertain conditions in the economy generally may materially adversely affect our business, results of operations and financial condition.

In the event of financial turmoil affecting the global banking system and financial markets (including the sovereign debt markets), additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed maturity, credit, currency, and equity markets. This could have a number of effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability. Economic conditions could also affect demand for and claims made under our products, our counter-party credit risk, and the ability of our customers to establish or maintain their relationships with us.

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

In addition, rating agency downgrades of the U.S. and U.K. government’s credit rating and the credit ratings of certain European countries reflect a concern of the potential default of government issuers and have created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system. These downgrades and any future downgrades of the U.S. and U.K. government’s credit rating and the credit ratings of one or more European countries may materially adversely affect our business, financial condition and results of operations, including the return on and value of our investments.

Reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. Many reinsurance companies have been negatively impacted by the difficult financial and economic conditions since 2008, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings.

As of December 31, 2013, the balances recoverable from reinsurers amounted to $1.36 billion, of which $256.2 million was associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. Of the $256.2 million recoverable from the reinsurer at December 31, 2013, all of it was secured in a trust account held for the benefit of our insurance and reinsurance subsidiaries. Although our exposure to this reinsurer is mitigated by the trust fund, exposure to this and any other reinsurers who from time to time represent meaningful percentages of our total reinsurance balances recoverable may increase the risks described above.

We are a holding company, and we are dependent on the ability of our subsidiaries to distribute funds to us.

We are a holding company and conduct substantially all of our operations through subsidiaries. Our only significant assets are the capital stock of our subsidiaries. As a holding company, we are dependent on distributions of funds from our subsidiaries to fund acquisitions, fulfill financial obligations in the normal course of our business, and pay dividends (in the event we sought to do so). Our subsidiaries may not generate sufficient cash from operations to enable us to make future acquisitions, fulfill other financial obligations or pay dividends.

In addition, the ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations (which are described in “Business — Regulation” beginning on page 24). These laws and regulations and the determinations by the regulators implementing them may significantly restrict distributions, and, as a result, our overall liquidity. The ability of all of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses, which could adversely affect our results of operations. We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly Australian dollars, British pounds and Euros, into U.S. dollars will impact our reported financial condition, results of operations and cash flows from year to year.

Our failure to comply with covenants contained in our credit facilities could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.

We and our subsidiaries currently have three outstanding credit facilities: our Revolving Credit Facility, the Clarendon Facility and the SeaBright Facility. These credit facilities contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends and stock repurchases, investment constraints and limitations on liens on stock. We may also enter into future credit facilities or other debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities, which could result in us being required to repay the amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.

In addition, complying with these covenants could limit our financial and operational flexibility. Our credit facilities are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loans Payable” on page 111.

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

The fair market value of our subsidiaries’ fixed maturity securities and short-term investments classified as trading and/or available-for-sale in our subsidiaries’ investment portfolios amounted to $3.9 billion at December 31, 2013. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Other-than-temporary impairments in the value of our subsidiaries’ fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our subsidiaries’ investment portfolios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investments” on page 102.

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

Alternative or “other” investments held by our insurance and reinsurance subsidiaries may not meet regulatory admissibility requirements, which may limit our subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. As of December 31, 2013, we had an aggregate fair market value of $569.3 million of such investments, which comprised 10.3% of our total investments, and during the first quarter of 2014, have made commitments with respect to additional alternative investments. For more information on our alternative investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investments” on page 102.

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.

Fixed maturity and alternative investments, such as private equity, fixed income, fixed income hedge, equity and real estate debt funds, represent the majority of our total cash and invested assets. Other than fixed maturity securities classified as held-to-maturity and carried at amortized cost, these investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and available-for-sale securities in the fixed maturities portfolio are independently provided by our investment custodians, investment accounting service providers and investment managers, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our custodians, accounting service providers or managers, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust in our judgment following our internal review.

These valuation procedures for our alternative investments involve estimates and judgments, and during periods of market disruptions (such as periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity), it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that are now in active markets with significant observable data that become illiquid due to changes in the financial environment. In these cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, which may result in values that could be less than the value at which the investments could ultimately be sold. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities carried at fair value as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.

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

We maintain each company within our organization and each acquired portfolio of insurance and reinsurance business in separate stand-alone entities, and therefore, we have many individual portfolios of cash and investments. Each investment portfolio has its own regulatory admissibility requirements, and each run-off entity is likely to have negative cash flows due to commutation activity, claims settlements and capital distributions. These factors reduce our overall investing flexibility.

Risks Relating to Laws and Regulation

Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.

We are subject to extensive regulation under insurance laws and regulations of a number of jurisdictions. Existing laws and regulations limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency and capital adequacy requirements and require them to maintain reserve liabilities. Failure to comply with these laws and regulations may subject our insurance and reinsurance subsidiaries to fines and penalties, restrict them from conducting business or result in commencement of insurance company delinquency proceedings against a non-compliant insurance or reinsurance subsidiary. The application of these laws and regulations may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these risks, see “Business — Regulation” beginning on page 24.

In addition to legal and regulatory requirements, the insurance and reinsurance industry has experienced substantial volatility as a result of current investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, concerning certain practices within the insurance and reinsurance industry. Our life insurance subsidiaries may be subject to life industry-specific investigations, including ongoing industry-wide investigations by state attorney generals and other regulators into compliance with unclaimed property laws and practices relating to forced-placed insurance. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations and may have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.

If we fail to comply with applicable insurance laws and regulations, we may be subject to disciplinary action, damages, penalties or restrictions that may have a material adverse effect on our business.

Our subsidiaries may not have maintained or be able to maintain all required licenses and approvals or maintained or be able to maintain their businesses in full compliance with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future management engagements.

Political, regulatory and industry initiatives could adversely affect our business.

Increasingly, governmental authorities seem to be interested in the potential systemic risks posed by the insurance and reinsurance industry as a whole. The insurance regulatory environment has become subject to increased scrutiny across a number of jurisdictions, and authorities regularly consider enhanced or new regulatory requirements and seek to exercise their supervisory authority in new and more extensive ways. Regulators are generally concerned with the protection of policyholders above other constituencies, including our shareholders. Additional laws and regulations have been and may continue to be enacted in the wake of the recent or future financial and credit crises that may have adverse effects on our operations, financial condition and liquidity. We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will be increased regulatory intervention in our industry in the future and these initiatives could adversely affect our business.

Changes in current accounting practices and future pronouncements may materially impact our reported financial results.

Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, shareholders’ equity and other relevant financial statement line items. In particular, recent guidance and ongoing projects put in place by standard setters globally have indicated a possible move away from the current insurance accounting models toward more “fair value” based models, which could introduce significant volatility in the earnings of insurance industry participants. Furthermore, rules relating to certain accounting practices in the insurance and reinsurance industry are currently being reviewed by applicable regulatory bodies and any changes required by that review could have a material effect on the reported results of operations and financial condition of the industry or particular market participants.

Risks Relating to our Operations

We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete. We rely substantially upon the services of Dominic F. Silvester, our Chief Executive Officer, Paul J. O’Shea and Nicholas A. Packer, our Executive Vice Presidents and Joint Chief Operating Officers, Richard J. Harris, our Chief Financial Officer, and our subsidiaries’ executive officers and directors, as well as our local management teams, to implement our business strategies. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business.

Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate) may not engage in any gainful occupation in Bermuda without an appropriate governmental work permit. As a result, if we were to lose any of our key Bermuda-based employees, the work permit laws and policies may hinder our ability to replace them.

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, and conflicts of interest might prevent us from pursuing desirable acquisition, investment and other business opportunities.

Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, either in the pursuit of acquisition targets or in our business operations. On occasion, we have also participated in transactions in which one or more of our directors or executive officers or their affiliates had an interest, and we may do so in the future. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers.

The audit committee of our board of directors, which is comprised entirely of independent directors, reviews any material transactions involving a conflict of interest and may take actions as it deems appropriate in the particular circumstances. We may not be able to pursue all advantageous transactions that we would otherwise pursue in the absence of a conflict, in particular if our audit committee is unable to determine that any such transaction is on terms as favorable as we could otherwise obtain in the absence of a conflict.

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

With respect to certain of our subsidiaries’ life insurance products, our subsidiaries depend upon the counterparty to an administrative services agreement in order to collect policy premiums and maintain necessary customer data. There is a risk that the counterparty may fail to perform its obligations under the agreement to provide accurate and timely premiums and data, or that we or the counterparty could experience difficulties with the operation of the supporting technology systems. Any of these risks could result in underperformance of our life and annuities business compared to our expectations, and could also have a material adverse effect on our business, financial condition and results of operations.

If we experience difficulties with our information technology assets or cyber security, our business could be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology assets and telecommunications systems, as well as those of any third-party service providers we use. Our business is dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as paying claims, performing actuarial and other modeling functions, pricing, quoting and processing policies, acquisition work and other necessary legal, financial and business functions. A failure of our information technology assets or telecommunications systems could materially impact our ability to perform these functions, affect the confidentiality, availability or integrity of information or information systems, expose us to litigation and increase our administrative expenses.

Computer viruses, hackers and other external hazards, as well any internal process or employee failures, could expose our information technology assets to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed. The potential consequences of a cyber-security incident could include liability, reputational damage to our company, and dissatisfied customers, policyholders and business partners. Such an incident could cause us to lose business and commit resources, management time and money to remediate these breaches, any of which in turn could have an adverse impact on our business.

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

We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of Messrs. Silvester, O’Shea and Packer, Trident V, L.P. and its affiliates (or Trident), Beck Mack & Oliver and Goldman, Sachs & Co. and its affiliates (or Goldman Sachs) may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2013, Messrs. Silvester, O’Shea and Packer, Trident, Beck Mack and Goldman Sachs beneficially owned approximately 8.8%, 1.9%, 2.5%, 9.7%, 8.6% and 4.8%, respectively, of our outstanding voting ordinary shares. Goldman Sachs owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of slightly over 20% as of December 31, 2013. In connection with the Amalgamation Agreement to acquire Torus, we will issue voting ordinary shares to affiliates of First Reserve Management, L.P. (or First Reserve) and Corsair Specialty Investors, L.P. (or Corsair) at the closing of the Amalgamation constituting 9.5% and 2.5%, respectively, of our outstanding voting ordinary shares.

Although they do not act as a group, Trident, Beck Mack, Goldman Sachs and each of Messrs. Silvester, O’Shea and Packer (and, following closing of the Amalgamation, First Reserve and Corsair) may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.

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

We have a registration rights agreement with Mr. Silvester, Trident and certain other of our shareholders. This agreement provides that Mr. Silvester and Trident may request that we effect a registration under the Securities Act of 1933, as amended (or the Securities Act) of certain of their ordinary shares. We have also entered into a registration rights agreement with Goldman Sachs in connection with our private placement in 2011, which provides that it may make two requests that we effect a registration under the Securities Act of the voting ordinary shares and non-voting ordinary shares issued to them in the private placement. In connection with the Amalgamation Agreement to acquire Torus, we will enter into a registration rights agreement with First Reserve and Corsair at the closing of the Amalgamation. The agreement will require us to file a resale shelf registration statement for their Registrable Securities within 20 business days after the closing, and will provide that, at any time after the six month anniversary of the closing, First Reserve may make three requests that we effect a registration under the Securities Act of its voting ordinary shares (including any voting ordinary shares into which First Reserve’s non-voting preferred shares may convert) and that Corsair may make one such request.

All of these investors also have (or, in the case of First Reserve and Corsair, will have) “piggyback” registration rights with respect to our registration of voting ordinary shares for our own account or for the account of one or more of our shareholders. As of December 31, 2013, the following shares are subject to these registration rights agreements: (i) an aggregate of approximately 2.3 million voting ordinary shares held by Mr. Silvester and Trident and (ii) 665,529 voting ordinary shares and 2,725,637 non-voting ordinary shares held by Goldman Sachs.

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

The Bermuda Companies Act, or the Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, shareholders who own our shares may have more difficulty protecting their interests than shareholders who own shares of a U.S. corporation. For example, class actions and derivative actions are generally not available to shareholders under Bermuda law. Under Bermuda law, only shareholders holding collectively 5% or more of our outstanding ordinary shares or numbering 100 or more are entitled to propose a resolution at our general meeting.

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

We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia and Ireland. Upon closing of the Torus amalgamation, we will acquire additional leased offices in Bermuda, India, the United Kingdom, several U.S. states and several European countries.

We renew and enter into new leases in the ordinary course of our business. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.

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

Price Range of Ordinary Shares

The price range per ordinary share presented below represents the highest and lowest sales prices for our common stock on the NASDAQ Global Select Market during each quarter of the two most recent years.

	2013		2012
	High	Low	High	Low
First Quarter	$129.83	$112.72	$101.70	$94.94
Second Quarter	$138.99	$118.56	$101.00	$89.00
Third Quarter	$147.85	$131.17	$105.44	$90.51
Fourth Quarter	$142.67	$131.46	$112.06	$97.00

Holders

On March 2, 2014, there were 2,025 shareholders of record of our voting ordinary shares and 5 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Dividends

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to the ability of our insurance and reinsurance subsidiaries to distribute capital and pay dividends, as described in “Business — Regulation” beginning on page 24, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” beginning on page 98, and “Note 20 — Retained Earnings and Statutory Restrictions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. In addition, our outstanding credit facilities contain restrictions on our ability and certain of our subsidiaries’ ability to pay dividends.

We do not intend to pay a dividend on our ordinary shares, and we did not pay any dividends on our ordinary shares in 2013 or 2012. Rather, we intend to reinvest distributions from our subsidiaries back into the company. For a further description, see “Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares” beginning on page 47.

Company Stock Performance

A graph reflecting our stock performance is included below. The graph reflects the investment of $100.00 on December 31, 2008 (assuming the reinvestment of dividends) in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index.

	12/08	12/09	12/10	12/11	12/12	12/13
Enstar Group Limited	$100.00	$123.47	$143.02	$166.05	$189.35	$234.88
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Insurance	$100.00	$104.47	$122.01	$125.30	$144.02	$187.60

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial information for each of the past five fiscal years has been derived from our audited historical financial statements. This information is only a summary and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto included in Item 8 of this report. The results of operations for past accounting periods are not necessarily indicative of the results to be expected for any future accounting period.

Since our inception, we have made numerous acquisitions of companies and portfolios of business that impact the comparability between periods of the information reflected below. In particular, our 2013 acquisitions of SeaBright, Pavonia, Arden and Atrium impact comparability to other periods, including with respect to net premiums earned. Our acquisitions are described in “Item 1. Business — Recent Transactions” and Notes 3 and 4 to our audited consolidated financial statements included in Item 8 of this report.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands of U.S. dollars, except share and per share data)
Summary Consolidated Statements of Earnings Data:
Net premiums earned	$239,807	$3,511	$3,543	$—	$—
Fees and commission income	12,817	8,570	17,858	23,015	16,104
Net investment income and net realized and unrealized gains (losses)	163,946	151,372	77,890	113,043	85,608
Gain on bargain purchase	—	—	13,105	—	—
Net reduction in ultimate losses and loss adjustment expense liabilities	163,672	237,953	293,461	311,834	259,627
Life and annuity policy benefits	(78,354)	300	(1,557)	—	—
Acquisition costs	(23,199)	—	—	—	—
Total other expenses	(254,867)	(210,187)	(195,842)	(242,865)	(184,331)
Share of earnings of partly owned company	—	—	—	10,704	—

Net earnings	223,822	191,519	208,458	215,731	177,008
Less: Net earnings attributable to noncontrolling interests	(15,218)	(23,502)	(54,765)	(41,645)	(41,798)

Net earnings attributable to Enstar Group Limited	$208,604	$168,017	$153,693	$174,086	$135,210

Per Share Data(1):
Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$12.62	$10.22	$11.03	$12.91	$10.01

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$12.49	$10.10	$10.81	$12.66	$9.84

Weighted average ordinary shares outstanding — basic	16,523,369	16,441,461	13,930,221	13,489,221	13,514,207
Weighted average ordinary shares outstanding — diluted	16,703,442	16,638,021	14,212,440	13,751,256	13,744,661

	December 31,
	2013	2012	2011	2010	2009
	(in thousands of U.S. dollars, except per share data)
Summary Balance Sheet Data:
Total investments	$5,519,798	$3,352,875	$3,335,199	$2,429,106	$1,620,992
Cash and cash equivalents and restricted cash and cash equivalents	1,041,498	954,855	1,223,665	1,455,354	1,700,105
Reinsurance balances recoverable	1,363,819	1,122,919	1,789,582	961,442	638,262
Total assets	8,620,155	5,878,261	6,606,138	5,235,904	4,170,842
Losses and loss adjustment expense liabilities	4,219,905	3,650,127	4,272,082	3,291,275	2,479,136
Policy benefits for life and annuity contracts	1,273,100	11,027	10,835	—	—
Loans payable	452,446	107,430	242,710	245,278	254,961
Total Enstar Group Limited shareholders’ equity	1,755,523	1,553,755	1,386,066	948,421	801,881
Book Value per Share(2):
Basic	$106.21	$94.29	$84.56	$73.29	$59.05
Diluted	$105.20	$93.30	$82.97	$71.68	$58.06
Shares Outstanding:
Basic	16,528,343	16,477,809	16,391,076	12,940,660	13,579,695
Diluted	16,707,115	16,653,120	16,705,767	13,231,320	13,811,247

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this annual report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a Bermuda-based holding company with a core focus of acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry.

Until 2013, all but one of our acquisitions had been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.

While our core focus remains the same, we have recently diversified our business profile in two distinct ways: first, by significantly increasing our closed life and annuities business through our acquisition of Pavonia, and second, by entering into the active underwriting business through our acquisitions of Atrium and Arden. Our active underwriting business will expand in 2014 following the closing of our acquisition of Torus, a transaction that we agreed to in July 2013 and that we expect to close in the first quarter of 2014. We are partnering with the Trident V funds in each of these active underwriting acquisitions, with Enstar taking 60% equity interests and Trident taking 40% equity interests.

Our strategies with respect to these new lines of business and our core non-life run-off business are discussed in “Item 1. Business — Company Overview” and “—Strategy,” beginning on page 5.

We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United Kingdom, the United States, Europe and Australia.

The table below summarizes the total number of employees we had as at December 31, 2013 by operating segment:

	2013	2012
Non-life run-off	529	379
Life and annuities	49	4
Active underwriting	161	—

Total	739	383

Upon completion of the Torus acquisition, we expect our total number of employees to increase by approximately 600 to 1,339. All of these new employees will be included as part of our active underwriting segment.

Key Performance Indicators

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies. Our growth in book value per share on a fully diluted basis since becoming a public company on January 31, 2007 is set forth in the table below. We have achieved a compounded annual growth rate on our fully diluted book value per share of approximately 18.6% during this time.

Drivers of Book Value Growth

During the year ended December 31, 2013, we increased our book value per share on a fully diluted basis by 12.8% to $105.20 per share. We grow our book value primarily in the following ways:

•	settling our non-life run-off net loss reserves from acquired businesses below their acquired fair value (net reduction in ultimate losses and loss adjustment expense liabilities);

•

earning premiums in excess of related losses for our life and annuities and active underwriting segments (although during 2013 we also earned premiums in our non-life run-off segment as we implemented the run-off process at SeaBright) (net premiums earned);

•	generating investment income on our cash and investment portfolios (net investment income and net realized and unrealized gains);

•

earning fees and commission income by providing expert run-off management services for a fixed and/or incentive based fee in our non-life run-off segment, and by providing managing general agency services through Atrium in our active underwriting segment (fees and commission income); and

•	managing our expenses as we continue to grow our operations (expenses).

The following description summarizes these and other financial statement measures that largely drive the amount of book value per share that we attain.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities

Our non-life run-off segment earnings comprise primarily reductions, or potential increases, of net ultimate losses and loss adjustment expense liabilities. These liabilities are comprised of outstanding loss or case reserves (or OLR), losses incurred but not reported (or IBNR) and unallocated loss adjustment expenses (or ULAE) reserves.

Net ultimate losses and loss adjustment expense liabilities established by management utilizing analysis performed by independent actuaries prepared on an annual basis are reviewed by our management each quarter. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net ultimate losses and loss adjustment expense liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. Net reductions in ultimate losses and loss adjustment expense liabilities are reported as negative expenses by us. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Losses and Loss Adjustment Expenses” on page 60.

Net Premiums Earned

We derive income from premiums from our insurance and reinsurance businesses. Insurance and reinsurance premiums are a function of the amount and type of contracts written as well as prevailing market prices and conditions. Property and casualty premiums are earned over the terms of the underlying coverage. Life and annuity premiums are generally earned when the premium is due from policyholders. Each of our insurance and reinsurance contracts contain different pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts and data received from clients, cedants and brokers. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume or insured values of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters and finance staff, we increase or decrease premium estimates as updated information from our clients is received.

Net Investment Income and Net Realized and Unrealized Gains

Our net investment income is a function of the average invested assets and the average yield that we earn on those invested assets. The investment yield on our fixed maturities investments is a function of market interest rates as well as the credit quality and duration of our fixed maturities portfolio. Our net realized and unrealized gains or losses on investments includes realized gains and losses on our fixed maturity securities and changes in fair value of our trading and available-for-sale securities and other investments. We recognize realized gains and losses at the time of sale, and they, along with the changes in fair value of our trading and available-for-sale securities reflect the results of changing market conditions, including changes in market interest rates and changes in the market’s perception of the credit quality of our fixed maturities holdings. The change in fair value of other investments is principally a function of the success of the funds in which we are invested, which depends on, among other things, the underlying strategies of the funds, the ability of the fund managers to execute the fund strategies and general economic and investment market conditions.

Fees and Commission Income

Our non-life run-off segment generates fee income for run-off and claims services based on a combination of fixed and success-based fee arrangements. Fee income will vary from period to period depending on the timing of completion of success-based fee arrangements. Success-based fees are recorded when targets related to overall project completion or profitability goals are achieved. Our active underwriting segment earns profit commission income related to the provision of managing general agency services to the syndicate 609 and its third-party members.

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

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest relates to the share of earnings of our subsidiaries in which there is either a noncontrolling interest or a redeemable noncontrolling interest.

Critical Accounting Policies

We believe the following accounting policies affect the more significant judgment and estimates used in the preparation of our financial statements.

Accounting for Acquisitions — Fair Value Measurement

Non-Life Run-off

The most significant liability and asset of an acquired company are typically the liability for losses and loss adjustment expenses and the asset related to any reinsurance balances recoverable on these liabilities that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not sufficiently active and transparent to enable us to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, we have developed internal models that we believe allow us to determine fair values that are reasonable proxies for market exit values. We are familiar with the major participants in the acquisition run-off market and believe that the key assumptions we make in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in our negotiation of purchase prices with sellers, it is frequently clear to us that other bidders in the market are using models and assumptions similar in nature to ours during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.

We account for acquisitions using the purchase method of accounting, which requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the insurance and reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the seller’s as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.

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

On acquisition, we make a provision for unallocated loss adjustment expense liabilities. This provision considers the adequacy of the provision maintained and recorded by the seller in light of our run-off strategy and estimated unallocated loss adjustment expenses to be incurred over the life of the acquired run-off as projected by the seller’s actuaries or, in their absence, our actuaries. To the extent that our estimate of the total unallocated loss adjustment expense provision is different from the seller’s, an adjustment will be made. While our objective is to accelerate the run-off by completing commutations of assumed and ceded business (which would have the effect of shortening the life, and therefore the cost, of the run-off), the success of this strategy is far from certain. Therefore, the estimates of unallocated loss adjustment expenses are based on running off the liabilities and assets over the actuarially projected life of the run-off. In those domiciles where solvent schemes of arrangement are available, management’s estimates of the total unallocated loss adjustment expenses are probability-weighted in accordance with the estimated time that a solvent scheme of arrangement could be completed, which has the effect of reducing the period of the run-off and the related unallocated loss adjustment expenses. For those acquisitions in domiciles where solvent schemes of arrangement are not available, the unallocated loss adjustment expenses are estimated over the projected life of the run-off.

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

Losses and Loss Adjustment Expenses

Non-life Run-off

The following table provides a breakdown of gross losses and loss adjustment expense reserves by type of exposure as of December 31, 2013 and 2012.

	2013			2012
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$152,478	$298,612	$451,090	$179,917	$355,006	$534,923
Environmental	47,518	40,886	88,404	51,632	42,088	93,720
General casualty	383,609	261,911	645,520	565,250	384,640	949,890
Workers compensation/personal accident	944,077	383,287	1,327,364	652,034	135,966	788,000
Marine, aviation and transit	137,054	45,597	182,651	163,367	26,898	190,265
Construction defect	74,275	89,365	163,640	92,279	150,520	242,799
Other	664,419	233,784	898,203	489,445	127,896	617,341

Total	$2,403,430	$1,353,442	$3,756,872	$2,193,924	$1,223,014	$3,416,938

Unallocated loss adjustment expenses			247,641			233,189

Total			$4,004,513			$3,650,127

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

By adopting either of the above run-off strategies, we would expect that over the targeted life of the run-off, acquired ultimate loss reserves would settle below their recorded fair value, resulting in reductions in ultimate losses and loss adjustment expense liabilities. There can be no assurance, however, that we will successfully implement our strategy.

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

The following table provides a breakdown of losses and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2013 and 2012:

	2013		2012
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)
Asbestos	$405,323	14.1%	$478,154	17.2%
Environmental	75,542	2.6%	79,397	2.9%
General casualty	431,362	15.0%	728,976	26.3%
Workers compensation/personal accident	903,756	31.3%	451,980	16.3%
Marine, aviation and transit	101,547	3.5%	140,412	5.1%
Construction defect	100,576	3.5%	145,700	5.3%
Other	617,233	21.4%	516,100	18.5%
Unallocated loss adjustment expenses	247,641	8.6%	233,189	8.4%

Total	$2,882,980	100.0%	$2,773,908	100.0%

As of December 31, 2013, the IBNR reserves (net of reinsurance balances receivable) accounted for $962.6 million, or 33.4%, of our total net losses and loss adjustment expenses. The reserve for IBNR (net of reinsurance balance receivable) accounted for $939.7 million, or 33.7%, of our total net loss reserves at December 31, 2012.

Annual Losses and Loss Adjustment Reviews

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

Loss advices or reports from ceding companies are generally provided via the placing broker and comprise treaty statements, individual claims files, electronic messages and large loss advices or cash calls. Large loss advices and cash calls are provided to us as soon as practicable after an individual loss or claim is made or settled by the insured. The remaining broker advices are issued monthly, quarterly or annually depending on the provisions of the individual policies or the ceding company’s practice. For certain direct insurance policies where the claims are managed by Third Party Administrators (TPAs) and Managing General Agents (MGAs), loss bordereaux are received either monthly or quarterly depending on the arrangement with the TPA and MGA.

Where we provide reinsurance or retrocession reinsurance protection, the process of claims advice from the direct insurer to the reinsurers and/or retrocessionaires naturally involves more levels of communication, which inevitably creates delays or lags in the receipt of loss advice by the reinsurers/retrocessionaires relative to the date of first advice to the direct insurer. Certain types of exposure, typically latent health exposures such as asbestos-related claims, have inherently long reporting delays, in some cases many years, from the date a loss occurred to the manifestation and reporting of a claim and ultimately until the final settlement of the claim. For asbestos and environmental exposures, our actuaries apply explicit time lag assumptions in their reserving methodologies. This time lag varies by portfolio from one to five years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess reinsurance, reinsurance of direct and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time lag than portfolios written from a U.S.-domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

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

Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Gross loss reserves for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which approximately 13.5% relate to asbestos and environmental, or A&E, exposures.

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

When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and loss adjustment expense reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2013.

The ranges of gross losses and loss adjustment expense reserves implied by the various methodologies used by each of our non-life insurance and reinsurance subsidiaries as of December 31, 2013 were:

	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$395,249	$451,090	$508,958
Environmental	78,571	88,404	100,400
General casualty	569,453	645,520	719,116
Workers compensation/personal accident	1,169,931	1,327,365	1,444,348
Marine, aviation and transit	164,083	182,651	204,638
Construction defect	140,931	163,640	177,060
Other	803,692	898,203	1,012,138
Unallocated loss adjustment expenses	247,641	247,641	247,641

Total	$3,569,551	$4,004,513	$4,414,299

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

Our future environmental loss development may be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act (or CERCLA) and related legislation.

•	Costs imposed due to joint and several liability if not all potentially responsible parties (or PRPs) are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the “absolute” pollution exclusion.

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

2. Paid Market Share Method.    In this method, our estimated market share is applied to the industry estimated unpaid losses or estimate of industry ultimate. The ratio of our historical calendar year payments to industry historical calendar year payments is examined to estimate our market share. This ratio is then applied to the estimate of industry unpaid losses or estimate of industry ultimate. Each year, calendar year payment data is updated (for both us and industry), estimates of industry unpaid losses are reviewed and the selection of our estimated market share is revisited. This method has the advantage that trends in calendar year market share can be incorporated into the selection of company share of remaining market payments. A potential disadvantage of this method is that it is particularly sensitive to assumptions regarding the time-lag between industry payments and our payments.

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

4. IBNR:Case Ratio Method.    In this method, the ratio of estimated industry IBNR reserves to industry case reserves is multiplied by our case reserves to estimate our IBNR reserves. Specific considerations in the application of this method include the presence of policies reserved at policy limits, changes in overall industry case reserve adequacy and recent loss reporting history. Each year, our case reserves are updated, the estimate of industry reserves is updated and the applicability of the industry IBNR:Case Ratio is reviewed. This method has the advantage that it incorporates the most recent estimates of amounts needed to settle open cases included in current case reserves. A potential disadvantage is that results could be misleading where our case reserve adequacy differs significantly from overall industry case reserve adequacy. In these instances, the industry IBNR:Case Ratios were adjusted to reflect our portfolio case reserve adequacy.

5. Ultimate-to-Incurred Method.    In this method, the ratio of estimated industry ultimate losses to industry incurred-to-date losses is applied to our incurred-to-date losses to estimate our IBNR reserves. Specific considerations in the application of this method include the completeness of our incurred-to-date loss information, the potential acceleration or deceleration in our incurred losses (relative to the industry) due to our claims handling practices and the impact of large individual settlements. Each year incurred-to-date loss information is updated (for both us and the industry) and updates to industry estimated ultimate losses are reviewed. This method has the advantage that it incorporates both paid and case reserve information in projecting ultimate losses. A potential disadvantage is that results could be misleading where cumulative paid loss data is incomplete or where our case reserve adequacy differs significantly from overall industry case reserve adequacy. In these instances, the industry IBNR:Case Ratios were adjusted to reflect our portfolio case reserve adequacy.

6. Decay Factor Method.    In this method, a decay factor is directly applied to our payment data to estimate future payments. The decay factors were selected based on a review of the Company and industry decays. This method is most useful where our data shows a decreasing pattern and is credible enough to be reliable. This method was introduced in 2013.

Under the Paid Survival Ratio Method, the Paid Market Share Method and the Reserve-to-Paid Method, we first determine the estimated total reserve and then deduct the reported outstanding case reserves to arrive at an estimated IBNR reserve. The IBNR:Case Ratio Method first determines an estimated IBNR reserve which is then added to the advised outstanding case reserves to arrive at an estimated total loss reserve. The Ultimate-to-Incurred Method first determines an estimate of the ultimate losses to be paid and then deducts paid-to-date losses to arrive at an estimated total loss reserve and then deducts outstanding case reserves to arrive at the estimated IBNR reserve. In the decay factor method, an initial payment is selected and reserves are estimated directly from the projection of future payments.

As of December 31, 2013, we had 30 separate insurance and/or reinsurance subsidiaries whose reserves are categorized into approximately 259 reserve categories in total, including 33 distinct asbestos reserving categories and 23 distinct environmental reserving categories.

To the extent that data availability allows, the six methodologies described above are applied for each of the 33 asbestos reserving categories and each of the 23 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2013:

1. $74 Billion Ultimate Industry Asbestos Losses — This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred asbestos reserving methodologies.

2. $40 Billion Ultimate Industry Environmental Losses — This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred environmental reserving methodologies.

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

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $74 billion for asbestos and $40 billion for environmental, and changes in the time-lag, from the selected averages of 2.8 years for asbestos and 2.2 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2013 and differs from the table on page 64, which demonstrates the range of outcomes produced by the various methodologies.

Sensitivity to Industry Asbestos Ultimate Loss Assumption	Gross Asbestos Loss Reserves
(in thousands of U.S. dollars)
Asbestos — $79 billion	$514,728
Asbestos — $74 billion (selected)	451,090
Asbestos — $69 billion	386,562

Sensitivity to Industry Environmental Ultimate Loss Assumption	Gross Environmental Loss Reserves
(in thousands of U.S. dollars)
Environmental — $42.5 billion	$107,167
Environmental — $40 billion (selected)	88,404
Environmental — $37.5 billion	69,783

Sensitivity to Time-Lag Assumption*	Gross Asbestos Loss Reserves	Gross Environmental Loss Reserves
	(in thousands of U.S. dollars)
Selected average of 2.8 years asbestos, 2.2 years environmental	$451,090	$88,404
Increase all portfolio lags by one year	493,029	95,541
Decrease all portfolio lags by one year	414,820	82,096

*	Using $74 billion/$40 billion Asbestos/Environmental Industry Ultimate Loss assumptions.

As with all assumptions, these assumptions are revisited each year. Historically, asbestos and environmental ultimates, as advised by industry publications, were used as the proxy for our industry ultimate. As such, $65.0 billion and $38.5 billion were used in 2012 as the proxy for the industry asbestos and environmental ultimates. Due to the inability of our external actuaries to review the data, methodologies and calculations supporting those industry published estimates, our external actuaries themselves have estimated ultimate industry losses using the techniques described starting on page 67. These techniques allow our external actuaries to better monitor the impact on us of the selected asbestos and environmental ultimate loss assumptions on an annual basis and also allow them to monitor industry payments against expectations. The change in assumptions had no material impact on the estimate of our A&E reserves. The assumption regarding loss reporting lag described on this page has not changed.

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

Quarterly loss development is expected to be fairly erratic for the types of exposure insured and reinsured by us. Several quarters of low incurred loss development can be followed by spikes of relatively large incurred losses. This is characteristic of latent claims and other insurance losses that are reported and settled many years after the inception of the policy. Given the high degree of statistical uncertainty, and potential volatility, it would be unusual to adjust reserves on the basis of one, or even several, quarters of loss development activity. As a result, unless the incurred loss activity in any one quarter is of such significance that management is able to quantify the impact on the ultimate liability for losses and loss adjustment expenses, reductions or increases in losses and loss adjustment expense liabilities are carried out in the fourth quarter based on the annual reserve review described above.

As described above, our management regularly reviews and updates reserve estimates using the most current information available and employing various actuarial methods. Adjustments resulting from changes in our estimates are recorded in the period when such adjustments are determined. The ultimate liability for losses and loss adjustment expenses is likely to differ from the original estimate due to a number of factors, primarily consisting of the overall claims activity occurring during any period, including the completion of commutations of assumed liabilities and ceded reinsurance receivables, policy buy-backs and general incurred claims activity.

Losses and Loss Adjustment Expenses

Active Underwriting

The following table provides a breakdown of the total liability for losses and loss adjustment expenses by type of exposure for the year ended December 31, 2013 (for the year ended December 31, 2012 we did not have an active underwriting segment).

	2013
	OLR	IBNR	Total
	(in thousands of U.S. dollars)
General casualty	$10,670	$12,887	$23,557
Workers compensation/personal accident	8,414	10,162	18,576
Marine, aviation and transit	23,743	28,678	52,421
Construction defect	4,489	5,422	9,911
Other	49,262	59,501	108,763

Total	$96,577	$116,651	213,228

Unallocated loss adjustment expenses			2,164

Total			$215,392

The reserve for losses and loss expenses includes reserves for unpaid reported losses and for IBNR reserves. The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by us. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

Quarterly Reserve Reviews

The reserve for losses and loss expenses is reviewed on a quarterly basis. Each quarter, paid and incurred loss development is reviewed to determine whether it is consistent with expected development. Loss development is examined separately by class of business, and large individual losses or loss events are examined separately from regular attritional development. Discussions are held with appropriate personnel including underwriters, claims adjusters, actuaries, accountants and attorneys to fully understand quarterly loss development and implications for the quarter-end reserve balances. Based on analysis of the loss development data and the associated discussions, management determines whether any adjustment is necessary to quarter-end reserve balances.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities

Non-life Run-off and Active Underwriting

The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as a reduction in net ultimate losses on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2013 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2013 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.

Policy Benefits for Life and Annuity Contracts

The following table provides a breakdown by type of the total policy benefits for life and annuity contracts for the years ended December 31, 2013 and 2012.

	2013	2012
	(in thousands of U.S. dollars)
Life	$380,874	$11,027
Annuities	963,323	—

	1,344,197	11,027
Fair value adjustments	(71,097)	—

	$1,273,100	$11,027

Our policy benefits for life and annuity contracts (or policy benefits) are estimated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, Financial Services — Insurance. We establish and maintain our policy benefits at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. We review our policy benefits regularly and perform loss recognition testing based upon cash flow projections.

Since the development of the policy benefits is based upon cash flow projection models, we must make estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefits are determined at the inception of the contracts, reviewed and adjusted at the point of acquisition as required, and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they would result in a material adverse reserve change. We establish these estimates based upon transaction-specific historical experience, information provided by the ceding company for the assumed business and industry experience. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. We determine whether actual and anticipated experience indicates that existing policy benefits, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review indicates that policy benefits should be greater than those currently held, then the locked-in assumptions are revised and a charge for policy benefits is recognized at that time.

Reinsurance Balances Recoverable

Non-life Run-off, Active Underwriting and Life and Annuities

Our acquired insurance and reinsurance subsidiaries in all three of our business segments, prior to acquisition by us, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they assumed. Loss reserves represent total gross losses, and reinsurance receivables represent anticipated recoveries of a portion of those unpaid losses as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liabilities to our insureds or reinsureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible.

In addition to the acquired retrocessional agreements, on an annual basis, Atrium purchases a tailored outwards reinsurance program designed to manage its risk profile. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other reinsurers rated A- or better.

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

Premium Revenue Recognition

Non-life Run-off and Active Underwriting

Our premiums written are earned on a pro-rata basis over the coverage period. Our reinsurance premiums are recorded at the inception of the policy, unless policy language stipulates otherwise, and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. A change in reinsurance premium estimates is made when additional information regarding changes in underlying exposures is obtained. Such changes in estimates are expected and may result in significant adjustments in future periods. We record any adjustments as premiums written in the period they are determined.

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

Investments

Valuation of Investments

Our non-life run-off, active underwriting and life and annuity businesses invest in trading portfolios of fixed maturity and short-term investments and equities, a held-to-maturity portfolio of fixed maturity investments and an available-for-sale portfolio of fixed maturity and short-term investments. We record both the trading and available-for-sale portfolios at fair value on our balance sheet. For our trading portfolios, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our available-for-sale portfolios, the unrealized gain or loss (other than credit losses) is excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Fixed maturity investments classified as held-to-maturity, which are securities that we have the positive intent and ability to hold to maturity, are carried at amortized cost. The cost of short-term investments and fixed maturities are adjusted for amortization of premiums and accretion of discounts.

Our other investments comprise investments in various private equity, fixed income, fixed income hedge, equity and real estate debt funds, all of which are recorded at fair value.

We measure fair value in accordance with ASC 820, Fair Value Measurements. The guidance dictates a framework for measuring fair value and a fair value hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Fixed Maturity Investments

Fixed maturity investments are subject to fluctuations in fair value due to changes in interest rates, changes in issuer specific circumstances such as credit rating and changes in industry-specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. At maturity, absent any credit loss, fixed maturity investments’ amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available-

for-sale investments before maturity, we could realize significant gains or losses in any period, which could result in a meaningful effect on reported net income for such period.

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

For the years ended December 31, 2013, 2012 and 2011, we did not recognize any other-than-temporary impairment charges through earnings.

Our fixed maturity portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee. Fair value prices for all investments in the fixed maturity portfolios are independently provided by the investment custodian, investment accounting service provider and investment managers, each of which utilize internationally-recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for our fixed maturity investments. We record the unadjusted price provided by the investment custodians, investment accounting service providers or the investment managers and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

The independent pricing services used by the investment custodians, investment accounting service providers and investment managers obtain actual transaction prices for investments that have quoted prices in active markets. For determining the fair value of investments that are not actively traded, in general, pricing services use “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for investments such as mortgage-backed and asset-backed investments.

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

The fixed income funds and equity funds in which we invest have been classified as Level 2 investments because their fair value is estimated using the net asset value provided regularly and because the fixed income funds and equity funds are highly liquid.

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

As at December 31, 2013, five of our funds with a market value of $3.2 million included in other investments were subject to gates or had side-pockets. These investments are all subject to liquidation. There is, however, no significant uncertainty in relation to the valuation of these investments.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. We perform an initial valuation of our goodwill assets and assess goodwill for impairment on an annual basis. If, as a result of the assessment, we determine the value of our goodwill asset is impaired, goodwill is written down in the period in which the determination is made. As at December 31, 2013, no impairment has been recorded as a result of our assessment.

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium. Definite-lived intangible assets are amortized over their estimated useful lives. We recognize the amortization of all intangible assets in our consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

Redeemable Noncontrolling Interest

In connection with the Trident co-investments in our acquisitions of Arden and Atrium, certain subsidiaries have issued shares to a noncontrolling interest (and will issue shares to a noncontrolling interest in connection with the Torus acquisition). These shares are subject to agreements that provide the holder with certain redemption rights. The interests are presented on the balance sheet outside of equity under the caption “redeemable noncontrolling interests” and are carried at fair value. Noncontrolling interests that do not contain such redemption features are presented in equity. We recognize changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.

Consolidated Results of Operations — For the Years Ended December 31, 2013, 2012 and 2011

The following table sets forth our consolidated statements of earnings data for each of the periods indicated:

	Years Ended December 31,
	2013	2012	2011
	(in thousands of U.S. dollars)
INCOME
Net premiums earned — non-life run-off	$112,611	$—	$—
Net premiums earned — life and annuities	94,984	3,511	3,543
Net premiums earned — active underwriting	32,212	—	—
Fees and commission income	12,817	8,570	17,858
Net investment income	93,295	77,760	68,676
Net realized and unrealized gains	70,651	73,612	9,214
Gain on bargain purchase	—	—	13,105

	416,570	163,453	112,396

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned — non-life run-off	74,139	—	—
Losses incurred —active underwriting	19,352	—	—
Reduction in estimates of net ultimate losses	(215,480)	(218,116)	(248,230)
Increase (reduction) in provisions for bad debt	1,999	(3,111)	(42,822)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,629)	(39,298)	(45,102)
Amortization of fair value adjustments	5,947	22,572	42,693

	(163,672)	(237,953)	(293,461)
Life and annuity policy benefits	78,354	(300)	1,557
Acquisition costs	23,199	—	—
Salaries and benefits	124,616	100,473	89,846
General and administrative expenses	86,612	56,592	71,810
Interest expense	12,389	8,426	8,529
Net foreign exchange (gains) losses	(4,369)	406	373

	157,129	(72,356)	(121,346)

EARNINGS BEFORE INCOME TAXES	259,441	235,809	233,742
INCOME TAXES	(35,619)	(44,290)	(25,284)

NET EARNINGS	223,822	191,519	208,458
Less: Net earnings attributable to noncontrolling interest	(15,218)	(23,502)	(54,765)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$208,604	$168,017	$153,693

The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Years Ended December 31,
	2013	2012	2011
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:

Non-life run-off	$199,873	$163,868	$136,352
Active underwriting	3,693	—	—
Life and annuities	5,038	4,149	17,341

Net earnings attributable to Enstar Group Limited	$208,604	$168,017	$153,693

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Statement Regarding Forward-Looking Statements”, “Item 1A. Risk Factors,” and elsewhere in this annual report.

Comparison of Years Ended December 31, 2013 and 2012

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $223.8 million and $191.5 million for the years ended December 31, 2013 and 2012, respectively. Our comparative results were impacted by our 2013 acquisitions, among other factors. During the year ended December 31, 2013, we completed the acquisitions of SeaBright (on February 7, 2013), Pavonia (on March 31, 2013), Arden (on September 9, 2013) and Atrium (on November 25, 2013). The increase in consolidated net earnings for the year ended December 31, 2013 was attributable primarily to the following:

Net premiums earned — Combined net premiums earned for our three operating segments were $239.8 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. The significant increase in 2013 was due to the acquisitions of SeaBright, Pavonia, Arden and Atrium.

Net investment income — Net investment income was $93.3 million and $77.8 million for the years ended December 31, 2013 and 2012, respectively. The increase during 2013 was primarily attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the SeaBright, Pavonia, Arden and Atrium acquisitions, although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized gains on investments — Net realized and unrealized gains were $70.7 million and $73.6 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net realized and unrealized gains between 2013 and 2012 was primarily attributable to net realized and unrealized losses in 2013 of $18.9 million on our fixed income securities, due primarily to increases in U.S. interest rates when applied to a larger base of fixed maturity investments following the acquisitions of SeaBright, Pavonia, Arden and Atrium (as compared to net realized and unrealized gains of $28.7 million in 2012), although this was largely offset by significant increases in our net realized and unrealized gains on our equities and other investments. Approximately $886.7 million of investments within Pavonia have been classified as held-to-maturity, and therefore do not contribute to reported net realized or unrealized gains / (losses).

Net reduction in ultimate losses and loss adjustment expense liabilities – these are comprised of the results of our non-life run-off and active underwriting segments.

The non-life run-off segment results related to the combination of:

(i)	net reduction in prior period ultimate losses and loss adjustment expense liabilities of $257.1 million and $238.0 million for the years ended December 31, 2013 and 2012, respectively; less

(ii)	losses of $74.1 million incurred on SeaBright’s current premiums earned.

These movements related entirely to our non-life run-off segment, as discussed in our non-life run-off segment discussion below.

Active underwriting segment results related to losses incurred for Arden and Atrium of $19.4 million and are described in the active underwriting discussion below.

Life and annuity policy benefits — Life and annuity policy benefits were $78.4 million and $(0.3) million for the years ended December 31, 2013 and 2012, respectively. The significant increase in 2013 was due to the acquisition of Pavonia. The movements relate entirely to our life and annuities segment and are described in greater detail in the segment discussion below.

Acquisition costs — Acquisition costs were $23.2 million and $nil for the years ended December 31, 2013 and 2012, respectively. The balance for 2013 was due to the acquisitions of SeaBright ($14.4 million) and Pavonia ($8.8 million).

Salaries and benefits — Salaries and benefits were $124.6 million and $100.5 million for the years ended December 31, 2013 and 2012, respectively. The increase of $24.1 million was primarily due to: (i) the salaries and benefits costs associated with the SeaBright, Pavonia and Atrium acquisitions (we did not acquire any employees in the Arden acquisition) and (ii) an increase of $2.5 million in our 2013 bonus accrual of $32.1 million (2012: $29.6 million) relating to increased net earnings for the year ended December 31, 2013 and a bonus accrual rate of 13.3% of pre-bonus net after-tax profits under our annual incentive compensation program (2012: 15%).

General and administrative expenses — General and administrative expenses were $86.6 million and $56.6 million for the years ended December 31, 2013 and 2012, respectively. The increase of $30.0 million was principally due to the general and administrative expenses incurred in 2013 associated with the SeaBright, Pavonia, Arden and Atrium acquisitions along with arrangement and agency fees associated with our amended and restated revolving credit facility.

Income tax expense — Income tax expense was $35.6 million and $44.3 million for the years ended December 31, 2013 and 2012, respectively. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates.

Noncontrolling interest — Noncontrolling interest in earnings decreased by $8.3 million to $15.2 million as a result of lower earnings in those companies in which there are either noncontrolling interests or redeemable noncontrolling interests.

Overall, net earnings attributable to Enstar Group Limited increased by $40.6 million, or 24.2%, from $168.0 million for the year ended December 31, 2012 to $208.6 million for the year ended December 31, 2013.

Comparison of Years Ended December 31, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $191.5 million and $208.5 million for the years ended December 31, 2012 and 2011, respectively. The decrease in earnings of approximately $17.0 million was attributable primarily to the following:

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

(iv)	a lower net reduction in ultimate losses and loss adjustment expense liabilities of $55.5 million;

(v)	an increase in income taxes of $19.0 million due to increased tax liabilities recorded on the results of our taxable subsidiaries;

(vi)	a gain on bargain purchase of $13.1 million in 2011, which arose in relation to our acquisition of Laguna Life Limited (as compared to no gain on bargain purchase in 2012);

(vii)

an increase in salaries and benefits costs of $10.6 million due primarily to an increase in salary costs for our U.S. operations along with an increase in our discretionary bonus plan as a result of an increase in net earnings for the year; and

(viii)	a decrease in fees and commission income of $9.3 million due to lower revenue from incentive-based fee arrangements.

Noncontrolling interest in earnings decreased by $31.3 million to $23.5 million primarily as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $14.3 million, or 9.3%, from $153.7 million for the year ended December 31, 2011 to $168.0 million for the year ended December 31, 2012.

Segment Reporting

Due to our acquisitions of Pavonia, Arden and Atrium we reevaluated our segment reporting. We now measure our results of operations in three segments: (i) non-life run-off; (ii) life and annuities, and (iii) active underwriting.

Non-life Run-off Segment

Our non-life run-off segment comprises the operations and financial results of our subsidiaries that are running off their property and casualty and other non-life lines of business. It also includes our smaller management business, in which we manage the run-off portfolios of third parties through our service companies.

Life and Annuities Segment

Our life and annuities segment comprises the operations and financial results of our subsidiaries that are operating our closed-block of life and annuity business, which primarily consists of the companies we acquired in the Pavonia acquisition on March 31, 2013. This business is described in more detail below. Certain new critical accounting policies relating to this segment are described in “Critical Accounting Policies.”

Annuities

The current operations of one of the Pavonia companies relate solely to the assumption of a closed block of structured settlement, lottery, and other immediate annuities (also known as the periodic payment annuity, or PPA, business). The company no longer writes new business. Reserves relating to the PPA business constitute approximately 80% of the aggregate reserves acquired in the Pavonia acquisition. The contracts within the portfolio are largely structured settlements, although the portfolio also includes a smaller amount of lottery annuities and supplementary contracts.

The PPA business was issued from 1982 to 1995, although the majority of the reserves pertain to the period from 1985 to 1989. The contracts within the portfolio operate pursuant to a variety of different payment features, such as life contingency payments, certain payments (or a combination thereof), one-time lump payments, or payments patterns such as level, compound increase or fixed amount increase payments. Regardless of payment structure, however, the portfolio generally has known and predictable cash flows, which makes the asset liability matching process and the mitigation of interest rate risk a vital component to our management of this portfolio. We have a long duration held-to-maturity investment portfolio designed to manage the cash flow obligations of the PPA business.

Life Business

The other operations of the acquired Pavonia companies relate to non-annuity portfolios, which include credit life and disability insurance, term life insurance, and corporate owned life insurance and assumed reinsurance of term and ordinary life and accidental death and dismemberment products. This business is significantly shorter in duration than that of the PPA business and, given the premium income associated with these portfolios, the reserves (based upon net present value of future cash flows) remain highly sensitive to lapse rates as well as mortality rates.

Active Underwriting Segment

For the year ended December 31, 2013, our active underwriting segment comprised the operations and financial results of our recently acquired subsidiaries Atrium and Arden. Following the closing of the Torus Amalgamation, this segment will also include Torus Insurance Holdings Limited and its subsidiaries. We own (or, in the case of Torus, will own) a 60% interest in our active underwriting companies, with the Trident V funds (managed by Stone Point Capital LLC) owning the remaining 40% interest.

Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium specializes in accident and health, aviation, marine, property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art.

Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd, an Atrium subsidiary) and is currently in the process of running off certain other discontinued businesses. Results related to Arden’s reinsurance to Atrium are included within our active underwriting segment, while results related to Arden’s discontinued business are included within our non-life run-off segment.

Results of Operations by Segment — For the Years Ended December 31, 2013, 2012 and 2011

Non-life Run-off Segment

The following is a discussion and analysis of our results of operations for our non-life run-off segment for the years ended December 31, 2013, 2012 and 2011, which are summarized below:

	Years Ended December 31,
	2013	2012	2011
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$112,611	$—	$—
Fees and commission income	12,785	9,283	17,858
Net investment income	64,048	76,813	66,556
Net realized and unrealized gains	79,368	71,730	8,553

	268,812	157,826	92,968

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	74,139	—	—
Reduction in estimates of net ultimate losses	(215,480)	(218,116)	(248,230)
Increase (reduction) in provisions for bad debt	1,999	(3,111)	(42,822)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,580)	(39,298)	(45,102)
Amortization of fair value adjustments	5,947	22,572	42,693

	(182,975)	(237,953)	(293,461)
Acquisition costs	14,379	—	—
Salaries and benefits	117,141	99,342	89,440
General and administrative expenses	67,979	55,731	70,841
Interest expense	12,057	8,426	8,529
Net foreign exchange (gains) losses	(5,909)	644	1,190

	22,672	(73,810)	(123,461)

EARNINGS BEFORE INCOME TAXES	246,140	231,636	216,429
INCOME TAXES	(34,191)	(44,266)	(25,311)

NET EARNINGS	211,949	187,370	191,117
Less: Net earnings attributable to noncontrolling interest	(12,076)	(23,502)	(54,765)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$199,873	$163,868	$136,352

Summary Comparison of Years Ended December 31, 2013 and 2012

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $212.0 million and $187.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in earnings of approximately $24.6 million was attributable primarily to the following:

(i)	an increase of $24.1 million in net underwriting result comprised of net premiums earned, less losses incurred on current period premiums and acquisition costs related to SeaBright;

(ii)

an increase of $19.2 million in net reduction in ultimate losses and loss adjustment expense liabilities (excluding losses incurred relating to premiums earned by SeaBright in the year of $74.1 million);

(iii)	a decrease in income tax expense of $10.1 million;

(iv)	an increase in fees and commission income of $3.5 million;

(v)	an increase in net realized and unrealized gains of $7.6 million; and

(vi)	a net foreign exchange gain of $5.9 million for the year ended December 31, 2013, which was a $6.6 million increase from the net foreign exchange loss for the same period in 2012; partially offset by

(vii)	an increase in salaries and benefits of $17.8 million;

(viii)	an increase in general and administrative expenses of $12.2 million;

(ix)	a decrease in net investment income of $12.8 million; and

(x)	an increase in interest expense of $3.6 million.

Noncontrolling interest in earnings decreased by $11.4 million to $12.1 million for the year ended December 31, 2013 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $36.0 million, or 22.0%, from $163.9 million for the year ended December 31, 2012 to $199.9 million for the year ended December 31, 2013.

Summary Comparison of Years Ended December 31, 2012 and 2011

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $187.4 million and approximately $191.1 million for the years ended December 31, 2012 and 2011, respectively. The decrease in earnings of approximately $3.7 million was attributable primarily to the factors described in the consolidated results discussion on page 82. All of our results of operations for 2012 and 2011, other than those related to Laguna Life Limited, or Laguna, were reported within our non-life run-off segment. Amounts related to 2012 and 2011 operating results of Laguna have been reclassified to conform to the current period presentation.

Noncontrolling interest in earnings decreased by $31.3 million to $23.5 million primarily as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $27.5 million, or 20.2%, from $136.4 million for the year ended December 31, 2011 to $163.9 million for the year ended December 31, 2012.

Net Premiums Earned:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Gross premiums written	$14,166		$—		$—
Ceded reinsurance premiums written	(4,933)		—		—

Net premiums written	9,233	$9,233	—	$—	—

Gross premiums earned	124,262		—		—
Ceded reinsurance premiums earned	(11,651)		—		—

Net premiums earned	$112,611	$112,611	$—	$—	$—

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

Gross and net non-life run-off premiums written by SeaBright from the date of acquisition to December 31, 2013 totaled $14.2 million and $9.2 million, respectively. Now that SeaBright’s exit from the mandatory renewal process has been approved, we expect that SeaBright will no longer generate premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies.

Premiums Earned

Our gross premiums earned totaled $124.3 million from the date of acquisition to December 31, 2013. Ceded reinsurance premiums earned from the date of acquisition to December 31, 2013 were $11.7 million. Accordingly, net non-life run-off premiums earned totaled $112.6 million. With SeaBright no longer generating written premiums, we expect that the remaining unearned premiums of $1.2 million as at December 31, 2013 will be realized and fully earned by the second quarter of 2014. We separately recorded acquisition costs from the date of acquisition to December 31, 2013 of approximately $14.4 million associated with the premiums earned by SeaBright.

Fees and Commission Income:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$12,785	$3,502	$9,283	$(8,575)	$17,858

Comparison of Years Ended December 31, 2013 and 2012

Our management companies earned fees and commission income of approximately $12.8 million and $9.3 million for the years ended December 31, 2013 and 2012, respectively. The increase in fees and commission income of $3.5 million related primarily to an increase in management fees earned from third-party agreements. Fees and commission income as a percentage of net earnings has declined in recent periods, and we would expect it to remain at or around current levels in future periods, excluding the impact of any one-time incentive based fees that we might receive. While we intend to continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus continues to be acquiring and managing insurance and reinsurance companies and portfolios of business in run-off.

Comparison of Years Ended December 31, 2012 and 2011

Our management companies earned fees and commission income of approximately $9.3 million and $17.9 million for the years ended December 31, 2012 and 2011, respectively. The decrease in fees and commission income of $8.6 million related primarily to the decrease in management fees earned from third-party agreements.

Net Investment Income and Net Realized and Unrealized Gains:

	Years Ended December 31,
	Net Investment Income					Net Realized and Unrealized Gains
	2013	Variance	2012	Variance	2011	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$64,048	$(12,765)	$76,813	$10,257	$66,556	$79,368	$7,638	$71,730	$63,177	$8,553

Comparison of Years Ended December 31, 2013 and 2012

Net investment income for the year ended December 31, 2013 decreased by $12.8 million to $64.0 million, as compared to $76.8 million for the year ended December 31, 2012. The decrease was primarily a result of lower yields obtained on our cash and fixed income portfolios, as securities with higher yields matured and were reinvested at lower yields. This decrease is partially offset by net investment income attributable to higher cash and investment balances due to the SeaBright acquisition, which closed on February 7, 2013.

Net realized and unrealized gains for the year ended December 31, 2013 and 2012 were $79.4 million and $71.7 million, respectively. The increase of $7.7 million was primarily attributable to the combination of the following items:

(i)	An increase of $38.4 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our private equity and other investment holdings; and

(ii)	An increase of $16.7 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our equity portfolios; partially offset by

(iii)

Net unrealized and realized losses related to fixed income securities of $18.9 million (including $8.3 million related to SeaBright) for the year ended December 31 2013, compared to net unrealized and realized gains of $28.7 million for the same period in 2012, due largely to increases in U.S interest rates during the year-ended December 31, 2013, as compared to the same period in 2012.

Comparison of Years Ended December 31, 2012 and 2011

Net investment income for the year ended December 31, 2012 increased by $10.2 million to $76.8 million, as compared to $66.6 million for the year ended December 31, 2011. The increase was primarily a result of higher than average cash and fixed maturities for 2012 as a result of the 2011 acquisition of Clarendon National Insurance Company, or Clarendon. In 2012, we had a full year of net investment income from Clarendon as opposed to net investment income for approximately six months in 2011 from the date of acquisition. Lower absolute yields obtained on cash and fixed maturities due to declining yields in global fixed maturities markets offset part of this increase.

Net realized and unrealized gains for the year ended December 31, 2012 and 2011 were $71.7 million and $8.6 million, respectively. The increase of $63.1 million was primarily attributable to a combination of the following:

(i)	an increase of $11.7 million in net realized gains on our fixed maturities and short-term investments mostly due to increased trading in those asset classes;

(ii)

an increase of $20.2 million in unrealized gains on trading securities as a result of increases in the value of our investments in equities and fixed maturities in line with increases in the global markets; and

(iii)	an increase of $30.2 million in returns from other investments due to increases in global equity and fixed income markets, combined with greater amounts invested in those asset classes in 2012.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) that we have earned on our average cash and investments for the years ended December 31, 2013, 2012 and 2011:

	Annualized Return			Average Cash and Investment Balances
	2013	2012	2011	2013	2012	2011
				(in thousands of U.S. dollars)
Cash and fixed maturities	0.83%	1.80%	1.86%	$4,122,022	$5,043,534	$3,773,056
Other investments and equities	16.88%	11.83%	1.70%	615,525	413,314	297,374
Combined overall	3.00%	2.68%	1.50%	4,737,548	5,551,399	5,022,603

The average credit ratings of our fixed maturity investments as at December 31, 2013, 2012 and 2011 were A+, AA- and AA-, respectively.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013			2012	2011
	Prior Periods	Current Period	Total	Prior Periods	Prior Periods
	(in thousands of U.S. dollars)
Net losses paid	$360,214	$10,656	$370,870	$314,528	$288,175
Net change in case and LAE reserves	(310,488)	29,555	(280,933)	(265,222)	(311,614)
Net change in IBNR reserves	(265,206)	33,928	(231,278)	(267,422)	(224,791)

(Reduction) increase in estimates of net ultimate losses	(215,480)	74,139	(141,341)	(218,116)	(248,230)
(Increase) reduction in provisions for bad debt	1,999	—	1,999	(3,111)	(42,822)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,580)	—	(49,580)	(39,298)	(45,102)
Amortization of fair value adjustments	5,947	—	5,947	22,572	42,693

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(257,114)	$74,139	$(182,975)	$(237,953)	$(293,461)

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

Comparison of Years Ended December 31, 2013 and 2012

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2013 of $183.0 million included current period incurred losses of $74.1 million related to SeaBright. Excluding SeaBright’s current period incurred losses of $74.1 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $257.1 million, which was attributable to a reduction in estimates of net ultimate losses of $215.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $49.6 million, relating to 2013 run-off activity, partially offset by an increase in provisions for bad debt of

$2.0 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million.

The reduction in estimates of net ultimate losses relating to prior periods of $215.5 million comprised reductions in IBNR reserves of $265.2 million partially offset by net incurred loss development of $49.7 million. The decrease in the aggregate estimate of net IBNR reserves of $265.2 million (compared to $267.4 million during the year ended December 31, 2012), was comprised of $69.8 million relating to asbestos liabilities (compared to $36.4 million in 2012), $4.9 million relating to environmental liabilities (compared to $2.6 million in 2012), $42.6 million relating to general casualty liabilities (compared to $96.3 million in 2012), $42.1 million relating to workers compensation liabilities (compared to $52.7 million in 2012) and $105.8 million relating to all other remaining liabilities (compared to $79.4 million in 2012).

The aggregate reduction in net IBNR reserves of $265.2 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 108 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $310.5 million for net paid losses of $360.2 million related to the settlement of non-commuted losses in the year and 108 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of one of our top ten assumed exposures and one of our top ten ceded recoverables as at January 1, 2013). Net advised case and LAE reserves settled by way of commutation and policy buy-backs during the year ended December 31, 2013 amounted to $29.8 million (comprising $97.3 million of assumed case reserves and LAE reserves partially offset by $67.5 million of ceded incurred reinsurance recoverable case reserves).

The increase in aggregate provisions for bad debt of $2.0 million was a result of additional provisions being allowed in the quarter for contractual disputes with reinsurers, offset by cash collections and commutations on certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Comparison of Years Ended December 31, 2012 and 2011

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2012 of $238.0 million was attributable to a reduction in estimates of net ultimate losses of $218.1 million, a reduction in aggregate provisions for bad debt of $3.1 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.3 million, relating to 2012 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $22.6 million.

The reduction in estimates of net ultimate losses of $218.1 million comprised net incurred loss development of $49.3 million and reductions in net IBNR reserves of $267.4 million. During the three months ended December 31, 2012, one of our insurance entities, following an exposure-based review of all advised claims, allocated $52.4 million of net IBNR reserves to specific net case and LAE reserves. Excluding this allocation, net incurred loss development for the year ended December 31, 2012 was a favorable $3.1 million and reductions in net IBNR reserves amounted to $215.0 million. The decrease in the aggregate estimate of net IBNR reserves of $215.0 million, excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves (compared to $224.8 million during the year ended December 31, 2011), was comprised of $36.4 million relating to asbestos liabilities (compared to $57.9 million in 2011), $2.6 million relating to environmental liabilities (compared to $2.8 million in 2011), $96.3 million relating to general casualty liabilities (compared to $91.6 million in 2011) and $79.7 million relating to all other remaining liabilities (compared to $72.5 million in 2011).

The aggregate reduction in net IBNR reserves of $215.0 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 101 commutations, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss development, excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves, of $3.1 million, resulting from settlement of net advised case and LAE reserves of $317.6 million for net paid losses of $314.5 million, related to the settlement of non-commuted losses in the year and 101 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2012 amounted to $26.6 million (comprising $163.1 million of assumed incurred liabilities partially offset by $136.5 million of ceded incurred reinsurance recoverables) compared to the net aggregate reduction in advised case reserves during the same period of $317.6 million (excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves).

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

Beginning and Ending Reserves

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2013, 2012, and 2011. Losses incurred and paid are reflected net of reinsurance recoverables.

	Years Ended December 31,
	2013	2012	2011
	(in thousands of U.S. dollars)
Balance as at January 1(1)	$3,650,127	$4,272,082	$3,291,275
Less: total reinsurance reserves recoverable	876,220	1,383,003	525,440

	2,773,907	2,889,079	2,765,835
Net reduction in ultimate losses and loss adjustment expense liabilities related to:
Current period	74,139	—	—
Prior periods	(257,114)	(237,953)	(293,461)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(182,975)	(237,953)	(293,461)

Net losses paid related to:
Current period	(10,656)	—	—
Prior periods	(360,214)	(314,528)	(288,175)

Total net losses paid	(370,870)	(314,528)	(288,175)

Effect of exchange rate movement	4,936	14,833	(7,987)
Acquired on purchase of subsidiaries	557,476	—	600,046
Assumed business	100,506	422,476	112,821

Net balance as at December 31	2,882,980	2,773,907	2,889,079
Plus: total reinsurance reserves recoverable	1,121,533	876,220	1,383,003

Balance as at December 31	$4,004,513	$3,650,127	$4,272,082

(1)

We have reclassified outstanding losses and loss adjustment expense liabilities of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of our life and annuities segment that was established following the acquisition of Pavonia.

Salaries and Benefits:

	Year Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$117,141	$(17,799)	$99,342	$(9,902)	$89,440

Comparison of Years Ended December 31, 2013 and 2012

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $117.1 million and $99.3 million for the years ended December 31, 2013 and 2012, respectively.

The principal changes in salaries and benefits were:

(i)	increased staff costs due to an increase in our average headcount from 392 in 2012 to 559 in 2013, primarily attributable to staff acquired on completion of the SeaBright acquisition; and

(ii)	an increase in our bonus provision of $1.8 million. Expenses relating to our annual incentive compensation program will be variable and are dependent on our overall profitability.

Comparison of Years Ended December 31, 2012 and 2011

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $99.3 million and $89.4 million for the years ended December 31, 2012 and 2011, respectively.

The principal changes in salaries and benefits were:

(i)	an increase in the discretionary bonus provision of $2.3 million due to the increase in net earnings for the year ended December 31, 2012 as compared to 2011.

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

General and Administrative Expenses:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$67,979	$(12,248)	$55,731	$15,110	$70,841

Comparison of Years Ended December 31, 2013 and 2012

General and administrative expenses increased by $12.2 million from $55.7 million to $68.0 million during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in expenses in 2013 related primarily to:

(i)	an increase in bank charges of $4.2 million due to arrangement fees for our revolving credit facility with National Australia Bank, Barclays Bank and Royal Bank of Canada; and

(ii)	additional general and administrative expenses of $11.8 million incurred in relation to the acquisition of SeaBright, which we completed in 2013.

Comparison of Years Ended December 31, 2012 and 2011

General and administrative expenses decreased by $15.1 million from $70.8 million to $55.7 million during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in expenses in 2012 related primarily to:

(i)

a decrease in legal and professional fees of $10.9 million due largely to higher 2011 legal fees and settlement costs associated with certain litigation that did not recur in 2012, along with reductions in audit, actuarial and consulting fees of approximately $4.0 million; and

(ii)	a reduction in bank costs of $5.6 million as a result of fewer costs associated with credit facility fees and letters of credit.

Interest Expense:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$12,057	$(3,631)	$8,426	$103	$8,529

Comparison of Years Ended December 31, 2013 and 2012

Interest expense of $12.1 million and $8.4 million was recorded for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense was a result of an increased total amount of loans outstanding during the year ended December 31, 2013 as compared to the same period in 2012, largely due to the SeaBright acquisition.

Comparison of Years Ended December 31, 2012 and 2011

Interest expense of $8.4 million and $8.5 million was recorded for the years ended December 31, 2012 and 2011, respectively. The decrease in interest expense was attributable primarily to the lower interest rates on the loan facilities outstanding during the year ended December 31, 2012 as compared to the same period in 2011.

Income Tax Expense:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$34,191	$10,075	$44,266	$(18,955)	$25,311

Comparison of Years Ended December 31, 2013 and 2012

We recorded income tax expense of $34.2 million and $44.3 million for the years ended December 31, 2013 and 2012, respectively.

Income tax expense is primarily generated through our foreign operations outside of Bermuda, principally in the United States, Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is primarily driven by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

The decrease in income taxes of $10.1 million was due principally to decreased pre-tax net income recorded in our U.S. and U.K. based subsidiaries as compared to the prior year.

The effective tax rate was 13.9% for the year ended December 31, 2013 compared with 18.8% for the year ended December 31, 2012. In 2013, we had proportionately lower net income in our tax paying subsidiaries than in the previous year.

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

Noncontrolling Interest:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$12,076	$11,426	$23,502	$31,263	$54,765

Comparison of Years Ended December 31, 2013 and 2012

We recorded a noncontrolling interest in earnings of $12.1 million and $23.5 million for the years ended December 31, 2013 and 2012, respectively.

The decrease for the year ended December 31, 2013 was due primarily to the decrease in earnings for those companies where there exists a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest increased from 7 as at December 31, 2012 to 8 as at December 31, 2013.

Comparison of Years Ended December 31, 2012 and 2011

We recorded a noncontrolling interest in earnings of $23.5 million and $54.8 million for the years ended December 31, 2012 and 2011, respectively. The decrease for the year ended December 31, 2012 was due primarily to the decrease in earnings for those companies where there exists a noncontrolling interest. In addition, on January 1, 2012, Lloyd’s Syndicate 2008 (or S2008) transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by other investors ceased, resulting in us now providing 100% of the underwriting capacity for S2008. The number of subsidiaries with a noncontrolling interest decreased from 8 as at December 31, 2011 to 7 as at December 31, 2012.

Life and Annuities Segment

On March 31, 2013, we acquired Pavonia and, as a result, reevaluated our segment reporting. As part of that reevaluation, we have included the results of Laguna within the life and annuities segment for each of the years ended December 31, 2013, 2012 and 2011. With the acquisition of Pavonia in 2013, our results for the life and annuities segment are substantially different from 2012 and 2011, when we only owned Laguna.

The following is a discussion and analysis of our results of operations for our life and annuities segment for the years ended December 31, 2013, 2012 and 2011, which are summarized below:

	Years Ended December 31,
	2013	2012	2011
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$94,984	$3,511	$3,543
Net investment income	30,182	947	2,120
Net realized and unrealized (losses) gains	(9,259)	1,882	661
Gain on bargain purchase	—	—	13,105

	115,907	6,340	19,429

EXPENSES
Life and annuity policy benefits	78,354	(300)	1,557
Acquisition costs	8,820	—	—
Salaries and benefits	4,799	1,131	406
General and administrative expenses	16,039	1,574	969
Interest expense	1,456	—	—
Net foreign exchange losses (gains)	158	(238)	(817)

	109,626	2,167	2,114

EARNINGS BEFORE INCOME TAXES	6,281	4,173	17,314
INCOME TAXES	(1,243)	(24)	27

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,038	$4,149	$17,341

Net Premiums Earned:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Term life insurance	$25,590	$22,079	$3,511	$(32)	$3,543
Assumed life reinsurance	15,584	15,584	—	—	—
Credit life and disability	53,810	53,810	—	—	—

	$94,984		$3,511		$3,543

Net premiums earned were $95.0 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. Term life premiums consist primarily of monthly premium collections coupled with annual premiums earned as collected. The term life business consists of 10, 15, 20 and 30 year direct term business with approximately 90% of premiums to be earned over the next 20 years. The assumed life reinsurance premiums will continue to be earned until the year 2052; however, approximately 70% are expected to be earned within the next ten years. Credit life and disability premiums are fixed monthly premiums received on credit products that mostly consist of sub-prime mortgages in the U.S. and Canada; approximately 90% of these premiums are expected to be earned before the year 2023. Substantially all net premiums earned in 2013 relate to the acquisition of the Pavonia companies. We separately recorded acquisition costs from the date of acquisition to December 31, 2013 of approximately $8.8 million associated with the premiums earned by Pavonia. The premiums are expected to reduce by approximately 15-20% per annum as the blocks of business continue to run-off and policies lapse.

For our life and annuities business, our strategy differs from our non-life run-off and active underwriting businesses, in particular because we are unable to shorten the duration of the liabilities in these businesses through either commutations or policy buy backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity in order to pay claims as they fall due.

Net premiums earned in 2012 and 2011 related to the Laguna term life business.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Years Ended December 31,
	Net Investment Income					Net Realized and Unrealized (Losses) Gains
	2013	Variance	2012	Variance	2011	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$30,182	$29,235	$947	$(1,173)	$2,120	$(9,259)	$(11,141)	$1,882	$1,221	$661

Net investment income for the years ended December 31, 2013 and 2012 was $30.2 million and $0.9 million, respectively. The increase was primarily due to the inclusion of the cash and fixed income securities associated with the acquisition of the Pavonia companies on March 31, 2013.

Net realized and unrealized (losses) gains for the years ended December 31, 2013 and 2012 were ($9.3) million and $1.9 million, respectively. The increases in net realized and unrealized losses of $11.1 million was primarily due to unrealized losses on fixed income investments acquired with the non-PPA Pavonia companies, largely due to increases in U.S. interest rates during the year ended December 31, 2013.

The current operations of one of the Pavonia companies relates solely to periodic payment annuities. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and as such we would not anticipate any unrealized gains or losses on the portfolio. The held-to-maturity portfolio, at acquisition, comprised approximately 71% of the Pavonia investments.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized (losses) gains) that we have earned on our average cash and investments for the years ended December 31, 2013, 2012 and 2011:

	Annualized Return			Average Cash and Investment Balances
	2013	2012	2011	2013	2012	2011
				(in thousands of U.S. dollars)
Cash and fixed maturities	1.93%	5.80%	6.01%	$1,040,455	$48,736	$46,284
Other investments and equities	2.84%	—%	—%	10,924	—	—
Combined overall	2.00%	5.80%	6.01%	1,044,440	$48,736	$46,284

The average credit ratings of our fixed maturity investments as at December 31, 2013, 2012 and 2011 were A+, AA- and AA-, respectively.

Gain on Bargain Purchase:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$—	$—	$—	$(13,105)	$13,105

Gain on bargain purchase of $13.1 million was recorded for the year ended December 31, 2011. The gain on bargain purchase was earned in connection with our acquisition of Laguna and represents the excess of the cumulative fair value of net assets acquired of $34.3 million over the cost of $21.2 million. This excess has, in accordance with the provisions of the Business Combinations topic of the FASB Codification, been recognized as income for the year ended December 31, 2011. The gain on bargain purchase arose mainly as a result of our reassessment, upon acquisition, of the total required estimated costs to manage the business to expiry. Our assessment of costs was lower than the acquired costs recorded by the vendor in the financial statements of Laguna.

Life and Annuity Policy Benefits:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$37,496	$(37,496)	$—	$—	$—
Reductions in periodic payment annuity benefit reserves	(19,268)	19,268	—	—	—

Net change on periodic payment annuity benefit reserves	18,228		—		—

Net life claims benefits paid	64,307	(64,307)	—	—
Net change in life claims benefit reserves	(15,443)	15,143	(300)	1,857	1,557
Amortization of fair value adjustments	11,262	(11,262)	—	—	—

Net ultimate change in life benefit reserves	60,126		(300)		1,557

	$78,354		$(300)		$1,557

Life and annuity policy benefits were $78.4 million and ($0.3) million for the years ended December 31, 2013 and 2012, respectively. PPA benefits paid during the year ended December 31, 2013 were $37.5 million, which was an average of approximately $4.2 million per month, offset by a reduction in PPA benefit reserves of $19.3 million. Net ultimate change in life benefit reserves of $60.1 million was comprised of net life claims benefits paid of $64.3 million and amortization of fair value adjustments of $11.3 million, partially offset by net change in life claims benefit reserves of $15.4 million.

Life and annuity policy benefits for 2012 and 2011 related to the Laguna term life business.

General and Administrative Expenses:

	Years Ended December 31,
	2013	Variance	2012	Variance	2011
	(in thousands of U.S. dollars)
Total	$16,039	$(14,465)	$1,574	$(605)	$969

General and administrative expenses were $16.0 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Included within general and administrative expenses for the years ended December 31, 2013 were $3.7 million related to legal and professional fees. The remaining $12.3 million included costs associated with information technology, rent, bank charges and other expenses, of which approximately $4.0 million related to non-recurring transaction costs associated with the acquisition and integration of the Pavonia companies.

Active Underwriting Segment

Our active underwriting segment is comprised of the operations and financial results of Atrium and its subsidiaries (acquired November 25, 2013) and Arden (acquired September 9, 2013). Results related to Arden’s reinsurance to Atrium are included within our active underwriting segment, while results related to Arden’s run-off business are included within our non-life run-off segment. Following the closing of the Torus amalgamation, the active underwriting segment will also include substantially all of Torus Insurance Holdings Limited and its subsidiaries (some of Torus’ lines of business are in run-off and will accordingly be accounted for within our non-life run-off segment).

The following is a discussion and analysis of our results of operations for our active underwriting segment for the year ended December 31, 2013, which are summarized below. We did not have a active underwriting business for the years ended December 31, 2012 and 2011.

Year Ended December 31, 2013
(in thousands of U.S. dollars)
INCOME
Net premiums earned	$32,212
Fees and commission income	2,708
Net investment income	521
Net realized and unrealized gains	542

35,983

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities:
Losses incurred	19,352
Reduction in provisions for unallocated loss adjustment expense liabilities	(49)

19,303
Salaries and benefits	2,676
General and administrative expenses	5,270
Interest expense	332
Net foreign exchange losses	1,382

28,963

EARNINGS BEFORE INCOME TAXES	7,020
INCOME TAXES	(185)

NET EARNINGS	6,835
Less: Net earnings attributable to noncontrolling interest	(3,142)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,693

For our active underwriting segment, we reported consolidated net earnings attributable to Enstar Group Limited, before net earnings attributable to noncontrolling interest, of approximately $6.8 million from the dates of the acquisitions of Atrium and Arden to December 31, 2013.

The results arose primarily as a result of:

(i)	net underwriting result of $12.9 million (net premiums earned of $32.2 million less $19.3 million in losses incurred);

(ii)	fees and commission income of $2.7 million comprising Atrium managing agency fees; and

(iii)	net investment income and net realized and unrealized gains of $1.1 million; partially offset by

(iv)	salaries and benefits and general and administrative expenses of $7.9 million.

Noncontrolling interest in earnings of $3.1 million related to Trident’s 40% interest in the earnings of Atrium and Arden, resulting in net earnings from active underwriting attributable to Enstar Group Limited of $3.7 million for the year ended December 31, 2013.

For 2014, we expect the income and expenses associated with the active underwriting segment to increase over 2013 levels as a result of us having a full year’s results for our recently completed acquisitions of Atrium and Arden, along with a partial year’s results relating to Torus once acquired. Earnings attributable to noncontrolling interest in 2014 will be dependent on the level of combined earnings for Atrium, Arden and Torus. We also expect interest expense to increase in 2014 from 2013, largely due to increased borrowings under our revolving credit facility related to acquisition activity in this segment.

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

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see “Business — Regulation” beginning on page 24.

As of December 31, 2013 and 2012, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required, with the exception of one of our U.S. insurance companies that was acquired whilst under supervision and is not in compliance with its minimum risk-based capital level. We do not believe this company’s non-compliance will have an impact on our ability to meet our cash obligations. In addition, our subsidiaries’ ability to pay dividends and make other forms of distributions may be further limited by repayment obligations in certain of our outstanding loan facility agreements.

We believe that restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies will not have a material impact on our ability to meet our cash obligations. Retained earnings of our insurance and reinsurance subsidiaries are not currently restricted, as our minimum capital solvency margins are covered by share capital and additional paid-in-capital.

Historically, our sources of funds primarily consisted of cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. With our recent acquisitions of SeaBright, Pavonia, Arden and Atrium, we now collect premiums. For 2014, we expect collected premiums to increase as a result of owning Pavonia, Arden and Atrium for a full year, as well as results related to our acquisition of Torus. We expect the premiums collected from these companies to more than offset the decrease in premiums related to SeaBright, which is now in run-off. We expect to incur and pay losses associated with those premiums.

We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments, to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. We expect a net use of cash from operations as total net claim payments, losses incurred on earned premiums and operating expenses will generally be in excess of investment income earned and collected premiums. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay dividends on our ordinary shares.

At December 31, 2013, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $6.56 billion, compared to $4.31 billion at December 31, 2012. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Reinsurance Balances Recoverable

Our acquired insurance and reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. Our insurance and reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.

On an annual basis, Atrium purchases a tailored outwards reinsurance program designed to manage Syndicate 609’s risk profile. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other reinsurers rated A- or better.

As of December 31, 2013 and 2012, we had reinsurance balances recoverable of $1.36 billion and $1.12 billion, respectively. The increase of $240.9 million in reinsurance balances recoverable was primarily a result of our 2013 acquisitions, partially offset by commutations and cash collections made during the year ended December 31, 2013.

At December 31, 2013 and 2012, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $338.6 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers which involves management judgment. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of December 31, 2013 decreased to 19.9% as compared to 23.4% as of December 31, 2012, primarily as a result of reinsurance balances recoverable of companies acquired during the year requiring minimal provisions for uncollectible reinsurance recoverable.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Total cash (used in) provided by:	2013	2012	2011
	(in thousands of U.S. dollars)
Operating activities	$(62,387)	$(187,350)	$(909,920)
Investing activities	(365,789)	228,631	691,923
Financing activities	423,076	(233,773)	259,769
Effect of exchange rate changes on cash	(5,949)	(3,092)	9,548

Net (decrease) increase in cash and cash equivalents	(11,049)	(195,584)	51,320
Cash and cash equivalents, beginning of year	654,890	850,474	799,154

Cash and cash equivalents, end of year	$643,841	$654,890	$850,474

See “Item 8. Financial Statements and Supplementary Data — Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011” for further information.

Operating

Net cash used in our operating activities for the year ended December 31, 2013 was $62.4 million compared to $187.4 million for the year ended December 31, 2012. This $125.0 million decrease in cash used in operating activities was due primarily to the following:

(i)	a net increase of $115.7 million in the purchases, sales and maturities of trading securities between 2013 and 2012;

(ii)	an increase in reinsurance balances recoverable of $236.3 million in 2013 due primarily to increased balances associated with our current year acquisitions;

(iii)	a decrease in funds held by reinsured companies of $175.8 million in 2013 compared to an increase of $257.5 million in 2012, due primarily to the RITC transaction completed by S2008 in 2012;

(iv)	an increase in losses and loss adjustment expenses of $706.9 million in 2013 compared to $623.2 million in 2012 due to reserves acquired from our current year acquisition activity; and

(v)	an increase in unearned premiums of $82.0 million in 2013 due to our current year acquisition activity of companies that wrote or continue to write premiums.

Net cash used in our operating activities for the year ended December 31, 2012 was $187.4 million compared to $909.9 million for the year ended December 31, 2011. This $722.6 million decrease in cash used in operating activities was due primarily to the following:

(i)	an increase of $1.0 billion in sales and maturities of trading securities between 2011 and 2012;

(ii)	a decrease in reinsurance balances recoverable of $428.0 million in 2012 due to reduced acquisition activity in the year;

(iii)	an increase of $460.8 million in purchases of trading securities between 2011 and 2012; and

(iv)

an increase in funds held by reinsured companies of $257.5 million in 2012 compared to a decrease of $167.0 million in 2011, due primarily to the RITC transaction completed by S2008 on December 31, 2012.

Investing

Investing cash flows consist primarily of net cash acquired on acquisitions along with net proceeds on the sale and purchase of available-for-sale securities and other investments. Net cash used in investing activities was $365.8 million during the year ended December 31, 2013 compared to net cash provided by investing activities of $228.6 million during the year ended December 31, 2012. The decrease of $594.4 million in investing cash flows between 2013 and 2012 was due primarily to the following:

(i)	an increase of $409.6 million in net cash used for acquisitions between 2013 and 2012, due primarily to the acquisitions of Pavonia, Arden, and Atrium during 2013;

(ii)	an increase of $78.6 million in restricted cash and cash equivalents during 2013, compared to a decrease of $73.2 million in 2012;

(iii)	a decrease of $157.4 million in the sales and maturity of available-for-sale securities between 2013 and 2012; partially offset by

(iv)	a decrease of $107.2 million in the purchase of other investments between 2013 and 2012.

Net cash provided by investing activities was $228.6 million during the year ended December 31, 2012 compared to $691.9 million during the year ended December 31, 2011. This $463.3 million decrease in investing cash flows was due primarily to the following:

(i)	a decrease of $73.2 million in restricted cash and cash equivalents during 2012, compared to a decrease of $290.2 million in 2011;

(ii)	a decrease of $91.1 million in the sales and maturity of available-for-sale securities between 2012 and 2011;

(iii)	an increase of $189.8 million in the purchase of other investments between 2012 and 2011 due to the increased allocation to other investments during 2012; partially offset by

(iv)	a decrease of $88.5 million in net cash used for acquisitions between 2012 and 2011.

Financing

Net cash provided by (used in) financing activities was $423.1 million during the year ended December 31, 2013 compared to ($233.8) million during the year ended December 31, 2012. The increase of $656.9 million in cash provided by financing activities was primarily attributable to the following:

(i)	an increase of $369.8 million in cash received attributable to bank loans between 2013 and 2012, and a decrease of $95.0 million in the repayment of bank loans between 2013 and 2012;

(ii)	an increase in contribution to surplus of subsidiary by redeemable noncontrolling interest of $96.7 million in 2013 compared to $nil in 2012; and

(iii)	a distribution of capital and dividends to noncontrolling interests of $3.9 million in 2013 compared to $99.2 million in 2012.

Net cash (used in) provided by financing activities was $(233.8) million during the year ended December 31, 2012 compared to $259.8 million during the year ended December 31, 2011. This $493.5 million increase in cash used in financing activities was primarily attributable to the following:

(i)	$287.4 million in net proceeds from the private placement of shares in 2011 to affiliates of Goldman Sachs & Co. compared to $nil in 2012; and

(ii)

a decrease of $274.2 million in cash received attributable to bank loans between 2012 and 2011 due largely to decreased acquisition-funding requirements partially offset by a decrease of $142.9 million in the repayment of bank loans.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturities, short-term investments, equities and other investments, were $6.56 billion as of December 31, 2013 compared to $4.31 billion as of December 31, 2012, an increase of 52.2%. The increase in cash and invested assets resulted principally from the completion of the acquisitions of SeaBright, Pavonia, Arden, and Atrium.

We hold trading portfolios of fixed maturities, short-term investments and equities; available-for-sale portfolios of fixed maturities and short-term investments; and a held-to-maturity portfolio of fixed maturities. Our available-for-sale and trading portfolios are recorded at fair value.

Our held-to-maturity portfolio relates to our PPA business within our life and annuities segment. In an effort to match the expected cash flow requirements of the long-term liabilities associated with the business, we invest a portion of our fixed maturity investments in longer duration securities that we intend to hold to maturity. We classify these securities as held-to-maturity in our consolidated balance sheet. This held-to-maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

The table below shows the aggregate amounts of our investments carried at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$468,289	10.0%	$366,863	10.9%
Non-U.S. government	562,516	12.1%	389,578	11.6%
Corporate	2,201,579	47.2%	1,715,870	51.2%
Municipal	41,034	0.9%	20,446	0.6%
Residential mortgaged-backed	235,964	5.1%	120,092	3.6%
Commercial mortgage-backed	114,637	2.5%	131,329	3.9%
Asset-backed	285,066	6.1%	79,264	2.4%

Total fixed maturity and short-term investments	3,909,085	83.9%	2,823,442	84.2%
Other investments	569,293	12.2%	414,845	12.4%
Equities — U.S.	115,285	2.5%	92,406	2.8%
Equities — International	66,748	1.4%	22,182	0.6%

Total investments	$4,660,411	100.0%	$3,352,875	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity and carried at amortized cost as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$18,132	2.3%	$—	—%
Non-U.S. government	22,327	2.8%	—	—%
Corporate	759,100	94.9%	—	—%

Total investments	$799,559	100.0%	—	—%

As at December 31, 2013, we held investments on our balance sheet totaling $5.52 billion, compared to $3.35 billion at December 31, 2012, with net unrealized appreciation included in accumulated comprehensive income of $3.1 million compared to $5.7 million at December 31, 2012. As at December 31, 2013, we had approximately $2.9 billion of restricted assets compared to approximately $1.03 billion at December 31, 2012 due to 2013 acquisition activity.

Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds and a real estate debt fund. At December 31, 2013, these other investments totaled $569.3 million, or 10.3%, of our total balance sheet investments (December 31, 2012: $414.8 million or 12.4%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at December 31, 2013, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at December 31, 2013, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, although we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of December 31, 2013 and 2012 was as follows:

	December 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
Due in one year or less	$871,881	18.5%	$1,032,614	36.6%
Due after one year through five years	2,114,772	44.9%	1,342,257	47.5%
Due after five years through ten years	478,033	10.2%	99,957	3.5%
Due after ten years	608,291	12.9%	17,929	0.6%

	4,072,977	86.5%	2,492,757	88.2%
Residential mortgage-backed	235,964	5.0%	120,092	4.3%
Commercial mortgage-backed	114,637	2.4%	131,329	4.7%
Asset-backed	285,066	6.1%	79,264	2.8%

Total	$4,708,644	100.0%	$2,823,442	100.0%

As at December 31, 2013 and 2012, our fixed maturity investments and short-term investment portfolio had an average credit quality rating of A+ and AA-, respectively. At December 31, 2013 and 2012, our fixed maturity investments rated BBB or lower comprised 9.5% and 11.3% of our total investment portfolio, respectively.

At December 31, 2013, we had $313.5 million of short-term investments (December 31, 2012: $319.1 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$468,198	$468,289	10.0%	$4,391	$458,477	$434	$—	$—	$4,987
Non-U.S. government	553,724	562,516	12.1%	215,224	208,322	115,423	11,095	12,452	—
Corporate	2,197,955	2,201,579	47.2%	143,552	542,216	1,052,315	388,815	26,507	48,174
Municipal	40,889	41,034	0.9%	8,500	25,355	7,179	—	—	—
Residential mortgage-backed	236,984	235,964	5.1%	12,596	204,217	7,507	3,960	809	6,875
Commercial mortgage-backed	115,351	114,637	2.5%	38,081	31,893	29,631	8,826	6,206	—
Asset-backed	283,940	285,066	6.1%	207,146	34,808	13,260	4,733	7,174	17,945

Total fixed maturity and short-term investments	$3,897,041	3,909,085	83.9%	629,490	1,505,288	1,225,749	417,429	53,148	77,981

				16.1%	38.5%	31.3%	10.7%	1.4%	2.0%
Equities
U.S.		115,285	2.5%	—	—	—	—	—	115,285
International		66,748	1.4%	—	—	—	—	—	66,748

Total equities		182,033	3.9%	—	—	—	—	—	182,033

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		161,229	3.5%	—	—	—	—	—	161,229
Fixed income funds		194,375	4.2%	—	—	—	—	—	194,375
Fixed income hedge funds		68,157	1.4%	—	—	—	—	—	68,157
Equity funds		109,355	2.3%	—	—	—	—	—	109,355
Real estate debt fund		32,113	0.7%	—	—	—	—	—	32,113
Other		4,064	0.1%	—	—	—	—	—	4,064

Total other investments		569,293	12.2%	—	—	—	—	—	569,293

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$4,660,411	100.0%	$629,490	$1,505,288	$1,225,749	$417,429	$53,148	$829,307

				13.5%	32.3%	26.3%	9.0%	1.1%	17.8%

At December 31, 2012	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$362,288	$366,863	10.9%	$—	$366,863	$—	$—	$—	$—
Non-U.S. government	380,401	389,578	11.6%	244,366	103,515	39,051	2,646	—	—
Corporate	1,694,652	1,715,870	51.2%	140,708	434,903	803,663	301,787	27,409	7,400
Municipal	19,743	20,446	0.6%	—	14,470	5,837	139	—	—
Residential mortgage-backed	119,538	120,092	3.6%	17,218	81,253	2,858	16,940	1,823	—
Commercial mortgage-backed	130,841	131,329	3.9%	62,597	9,828	29,884	21,406	7,614	—
Asset-backed	78,644	79,264	2.4%	64,237	8,177	5,070	174	1,606	—

Total fixed maturity and short-term investments	$2,786,107	2,823,442	84.2%	529,126	1,019,009	886,363	343,092	38,452	7,400

				18.7%	36.1%	31.4%	12.2%	1.4%	0.2%
Equities
U.S.		92,406	2.8%	—	—	—	—	—	92,406
International		22,182	0.6%	—	—	—	—	—	22,182

Total equities		114,588	3.4%	—	—	—	—	—	114,588

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		127,696	3.8%	—	—	—	—	—	127,696
Fixed income funds		156,235	4.7%	—	—	—	—	—	156,235
Fixed income hedge funds		53,933	1.6%	—	—	—	—	—	53,933
Equity fund		55,881	1.7%	—	—	—	—	—	55,881
Real estate debt fund		16,179	0.5%	—	—	—	—	—	16,179
Other		4,921	0.1%	—	—	—	—	—	4,921

Total other investments		414,845	12.4%	—	—	—	—	—	414,845

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$3,352,875	100.0%	$529,126	$1,019,009	$886,363	$343,092	$38,452	$536,833

				15.8%	30.4%	26.5%	10.2%	1.1%	16.0%

The following table summarizes the composition of the amortized cost and fair value of our held-to maturity fixed maturity investments as at December 31, 2013 by ratings as assigned by major rating agencies (as at December 31, 2012, we had no investments classified as held-to-maturity).

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity
U.S. government & agency	$19,992	$18,132	2.3%	$—	$18,058	$—	$—	$—	$74
Non-U.S. government	23,592	22,327	2.8%	—	22,327	—	—	—	—
Corporate	815,803	759,100	94.9%	44,552	198,803	463,001	47,157	5,125	462

Total fixed maturity investments	$859,387	$799,559	100.0%	$44,552	$239,188	$463,001	$47,157	$5,125	$536

				5.6%	29.9%	57.9%	5.9%	0.6%	0.1%

The fair value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. We recorded no impairments in 2013 and 2012.

Our fixed maturity portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee.

At December 31, 2013 and 2012, our gross unrealized losses on our available-for-sale investments totaled $0.4 million and $0.7 million, respectively. At December 31, 2013 and 2012, we held 2 and 23, respectively, available-for-sale investments that were in an unrealized loss position for longer than twelve months. As at December 31, 2013 and 2012, no investments were considered other-than-temporarily impaired.

At December 31, 2013, our gross unrealized losses on our held-to-maturity investments totaled $60.0 million. Our held-to-maturity investments relate entirely to our Pavonia PPA business acquired on March 31, 2013.

Other Investments

The table below shows the fair value of our portfolio of other investments held at December 31, 2013 and 2012:

	Total Fair Value 2013	Total Fair Value 2012
	(in thousands of U.S. Dollars)
Private equity funds	$161,229	$127,696
Fixed income funds	194,375	156,235
Fixed income hedge funds	68,157	53,933
Equity funds	109,355	55,881
Real estate debt fund	32,113	16,179
Other	4,064	4,921

	$569,293	$414,845

As at December 31, 2013 and 2012, we had total unfunded capital commitments related to other investments of $114.2 million and $87.6 million, respectively.

Measuring the Fair Value of Other Investments using Net Asset Valuations

The following table presents the fair value, unfunded commitments and redemption frequency for all of our other investments. These investments are all valued at net asset value as at December 31, 2013.

	Total Fair Value	Gated/ Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
	(in thousands of U.S. Dollars)
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would materially affect the valuation of the investments.

Private equity funds

This class comprises several private equity funds that invest primarily in the financial services industry. All of our investments in private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit our ability to liquidate those investments. These restrictions have been in place since the dates we made the initial investments.

As of December 31, 2013 and December 31, 2012, we had $161.2 million and $127.7 million, respectively, of other investments recorded in private equity funds, which represented 2.5% and 3.0% of total investments, cash and cash equivalents and restricted cash and cash equivalents at December 31, 2013 and December 31, 2012, respectively. Due to a lag in the valuations reported by the managers, we record changes in the investment value with up to a three-month lag.

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

Equity funds

This class comprises equity funds that invest in a diversified portfolio of international publicly-traded equity securities.

Real estate debt fund

This class comprises a real estate debt fund that invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

Other

This class primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, we participate in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity.

Eurozone Exposure

At December 31, 2013, we did not own any investments in fixed maturity securities (which includes bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity securities and fixed income funds exposures to

Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating are highlighted in the following table:

	Ratings
	AAA	AA	BBB	BB and below	NR	Total
	(in thousands of U.S. dollars)
Germany	$33,368	$21,210	$—	$—	$—	$54,578
Supranational	7,546	2,469	—	—	—	10,015
Netherlands	7,639	9,164	—	—	—	16,803
Norway	18,025	19,553	—	12,452	—	50,030
France.	7,266	43,506	—	—	—	50,772
Finland	2,519	—	—	—	—	2,519
Sweden	1,000	19,061	5,837	—	—	25,898
Austria	—	1,802	—	—	—	1,802

	77,363	116,765	5,837	12,452	—	212,417
Euro Region Government Funds	—	—	—	—	13,015	13,015

	$77,363	$116,765	$5,837	$12,452	$225,432	$225,432

Our fixed maturities exposure to Eurozone Governments (which include regional and municipal governments including guaranteed agencies) by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$—	$3,738	$3,555	$19,310	$27,975	$54,578
Supranational	—	—	—	3,239	6,776	10,015
Netherlands	—	—	1,005	4,583	11,215	16,803
Norway	1,567	—	2,016	1,770	44,677	50,030
France	8,590	7,257	2,705	5,475	26,745	50,772
Finland	—	—	500	—	2,019	2,519
Sweden	—	670	5,026	12,080	8,122	25,898
Austria	—	—	—	665	1,137	1,802

	$10,157	$11,665	$14,807	$47,122	$128,666	$212,417

At December 31, 2013, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) of issuers where the ultimate parent company was located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$7,223	$1,896	$14,535	$—	$—	$23,654
Belgium	—	—	32,760	—	—	32,760
Netherlands	8,623	38,807	22,278	36,003	609	106,320
Sweden	4,304	16,468	2,508	—	—	23,280
Norway	5,144	8,378	1,535	—	—	15,057
France	21,228	11,126	23,042	4,330	10,483	70,209
Ireland	598	—	—	—	2,003	2,601
Spain	—	—	—	21,020	—	21,020
Italy	—	—	7,780	2,963	—	10,743
Luxembourg	5,443	445	729	595	—	7,212
Austria	417	—	—	—	—	417
Finland	461	—	121	—	—	582

	$53,441	$77,120	$105,288	$64,911	$13,095	$313,855

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Other	Total
	(in thousands of U.S. dollars)
Germany	$—	$—	$4,076	$—	$17,088	$2,490	$23,654
Belgium	—	—	—	—	—	32,760	32,760
Netherlands	2,126	—	54,898	—	43,934	5,362	106,320
Sweden	22,820	—	—	460	—	—	23,280
Norway	6,679	8,378	—	—	—	—	15,057
France	—	—	—	—	67,752	2,457	70,209
Ireland	—	—	—	—	2,003	598	2,601
Spain	1,398	—	—	14,428	5,194	—	21,020
Italy	—	—	—	—	10,743	—	10,743
Luxembourg	—	—	—	—	1,769	5,443	7,212
Austria	417	—	—	—	—	—	417
Finland	—	—	—	—	582	—	582

	$33,440	$8,378	$58,974	$14,888	$149,065	$49,110	$313,855

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$1,237	$3,003	$5,032	$3,695	$10,687	$23,654
Belgium	—	—	—	1,569	31,191	32,760
Netherlands.	—	1,329	28,269	16,802	59,920	106,320
Sweden	—	700	1,312	—	21,268	23,280
Norway	—	1,722	—	—	13,335	15,057
France	5,695	10,984	8,223	14,677	30,630	70,209
Ireland	—	—	—	—	2,601	2,601
Spain	9,658	—	3,827	2,079	5,456	21,020
Italy	—	2,423	—	540	7,780	10,743
Luxembourg	—	—	214	—	6,998	7,212
Austria	—	417	—	—	—	417
Finland	121	—	—	—	461	582

	$16,711	$20,578	$46,877	$39,362	$190,327	$313,855

Fixed maturity securities issued by companies located in the United Kingdom and Switzerland are not included in the tables.

None of the fixed maturity securities we owned at December 31, 2013 were considered impaired and we do not expect to incur any significant losses on these securities.

Loans Payable

Our loans payable consist of credit facilities related to our 2011 acquisition of Clarendon, or the Clarendon Facility, our term facility related to the 2013 acquisition of SeaBright, or the SeaBright Facility, and our Revolving Credit Facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and general corporate purposes. Until they were fully repaid on December 3, 2012, we also had loans outstanding related to share repurchase agreements with three of our executives and certain trusts and a corporation affiliated with the executives.

For the years ended December 31, 2013, 2012 and 2011, we incurred interest expense of $12.4 million, $8.4 million and $8.5 million, respectively, on our loan facilities and loans related to the share repurchase agreements. All of our currently outstanding loan facilities are floating rate loans, and the fair values of these loans approximate their book values.

Amounts of loans payable outstanding, and accrued interest, as of December 31, 2013 and 2012 total $452.4 million and $107.4 million, respectively, and comprise:

			As at December 31,
Facility	Date of Facility	Term	2013	2012
			(in thousands of U.S. dollars)
EGL Revolving Credit Facility	July 8, 2013	5 Years	$258,800	$—
SeaBright Facility	December 21, 2012	3 Years	111,000	—
Clarendon Facility	July 12, 2011	4 Years	78,995	106,500

			448,795	106,500
Accrued interest on loans payaable			3,651	930

Total loans payable			$452,446	$107,430

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

During the existence of any event of default (as specified in the Restated Credit Agreement), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of outstanding amounts payable upon demand or proceed against the security. During the existence of any payment default, the interest rate would be increased by 1.0%. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on the fifth anniversary of the date of the Restated Credit Agreement. As of December 31, 2013, all of the financial covenants relating to the EGL Revolving Credit Facility were met.

During 2013, we borrowed $258.8 million under the EGL Revolving Credit Facility to fund certain acquisitions and for general corporate purpose. The interest rate on these borrowings are approximately 2.9%, subject to periodic adjustment in accordance with the terms of the EGL Revolving Credit Facility.

Clarendon Facility

On March 4, 2011, we, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement, or the Clarendon Facility with NAB. The Clarendon Facility provides a four-year term loan facility, which was fully drawn upon on July 12, 2011 to fund 50% of the purchase price of Clarendon.

The Clarendon Facility is secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock and limitations on liens on the stock. As of December 31, 2013, all of the financial covenants relating to the Clarendon Facility were met.

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

On July 31, 2013, we repaid $27.5 million of the outstanding principal on the Clarendon Facility reducing the outstanding principal as of December 31, 2013 to $79.0 million.

SeaBright Facility

On December 21, 2012, we, through AML Acquisition, Corp., or AML Acquisition, entered into a Term Facility Agreement with NAB and Barclays, or the SeaBright Facility. The SeaBright Facility provides a four-year term loan facility, which, AML Acquisition fully drew down on February 5, 2013 in an amount of $111.0 million to partially fund our acquisition of SeaBright. We acquired SeaBright on February 7, 2013 by way of a merger of AML Acquisition with and into SeaBright, or the Merger, with SeaBright surviving the Merger as our indirect, wholly-owned subsidiary.

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

From the date of the SeaBright Facility until the draw down on February 5, 2013, the undrawn and uncancelled amount of the SeaBright Facility incurred a fee of 1% per annum. Interest on amounts borrowed under the SeaBright Facility is payable at the end of each interest period chosen by the borrower or, at the latest, each six months. The interest rate is LIBOR plus 2.75% for the first 18 months from February 5, 2013, and increases to LIBOR plus 3.50% thereafter; the interest rate is subject to increase by an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. The SeaBright Facility imposes various financial and business covenants on SeaBright, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens. As at December 31, 2013, all of the financial covenants relating to the SeaBright Facility were met.

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

SeaBright Surplus Notes

On August 26, 2013, we fully repaid the outstanding principal and accrued interest of $12.1 million associated with the subordinated floating rate surplus notes issued by SeaBright in a private placement in May 2004. Interest expense for the period from February 7, 2013 (the date of acquisition of SeaBright) to December 31, 2013 was $0.3 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at December 31, 2013.

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses(1)	$4,438.2	$908.3	$1,525.2	$724.0	$1,280.7
Policy benefits for life and annuity contracts(2)	2,570.8	84.6	144.4	136.7	2,205.1
Operating lease obligations	14.3	5.5	8.1	0.7	—
Investing Activities
Investment commitments	114.2	52.0	62.2	—	—
Financing Activities
Acquisition funding(3)	69.2	69.2	—	—	—
Loan repayments (including estimated interest payments)	426.3	426.3	—	—	—

Total	$7,633.0	$1,545.9	$1,739.9	$861.4	$3,485.8

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

The amounts in the above table represent our estimates of known liabilities as of December 31, 2013 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the audited consolidated financial statements as of December 31, 2013 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)

Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at December 31, 2013 of $1,273.1 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

(3)

The acquisition funding does not include the amount associated with the expected future issuance by us of 2,612,346 shares (which will consist of a combination of voting ordinary shares and Series B convertible non-voting preference shares) in relation to the acquisition of Torus.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments for the years ended December 31, 2013 and 2012:

December 31, 2013			December 31, 2012
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
(in thousands of U.S. dollars)
$291,000	$176,760	$114,240	$251,000	$163,409	$87,591

Guarantees

As at December 31, 2013 and 2012, we had, in total, parental guarantees supporting the obligations of our subsidiary, Fitzwilliam Insurance Limited, in the amount of $228.5 million and $213.3 million, respectively.

Acquisitions

We have entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which we expect to close in the second quarter of 2014; and (ii) the Amalgamation of Veranda Holdings Ltd. and Torus, which we expect to close in the first quarter of 2014. The Torus acquisition agreement is described in “Note 3 — Acquisitions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. and the Reciprocal of America agreement is described in “Note 4 —Significant New Business” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K

In connection with the acquisition of Torus, we have entered into an Investor Agreement with Trident, and at closing we will enter into a Shareholders’ Agreement with Trident. Our obligations and rights relating to the Investors and Shareholders’ Agreements are described in “Note 3 —Acquisitions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Pursuant to the Amalgamation Agreement to acquire Torus, we have agreed that at the closing of the Amalgamation, we will issue 2,612,346 shares (which will consist of a combination of voting ordinary shares and Series B convertible non-voting preference shares) to partially fund the purchase price, as described in “Note 3 — Acquisitions.” At closing, we will also enter into the Shareholder Rights Agreement with First Reserve and the Registration Rights Agreement with First Reserve and Corsair; the obligations and rights under these agreements are also described in Note 3.

Legal Proceedings

Refer to “Item 3. Legal Proceedings” for a description of our litigation matters.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and investments at December 31, 2013 and 2012. The modeling of this effect was performed on cash and fixed income investments classified as trading and available-for-sale. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Cash and Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At December 31, 2013	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$4,999	$4,979	$4,951	$4,919	$4,888
Market Value Change from Base	1.0%	0.6%	0%	(0.7)%	(1.3)%
Change in Unrealized Value	$48	$28	$0	$(32)	$(63)

At December 31, 2012	-100	-50	0	+50	+100
Total Market Value	$3,794	$3,791	$3,778	$3,760	$3,741
Market Value Change from Base	0.4%	0.3%	0%	(0.4)%	(0.9)%
Change in Unrealized Value	$16	$13	$0	$(18)	$(37)
Credit Risk

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At December 31, 2013, approximately 51.4% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2012: 46.2%) with 12.8% (December 31, 2012: 11.4%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of A+ (December 31, 2012: AA-). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

We also have exposure to credit risk as it relates to our reinsurance balances recoverable. Our acquired reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. Additionally, on an annual basis, Atrium purchases a tailored outwards reinsurance program designed to manage its risk profile. Our subsidiaries remain liable to the extent that retrocessionaires and reinsurers do not meet their obligations under these agreements and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers.

As at December 31, 2013 and December 31, 2012, reinsurance balances recoverable with a carrying value of $256.2 million and $144.1 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. Of the $256.2 million and $144.1 million recoverable from reinsurers as at December 31, 2013 and December 31, 2012, $256.2 million and $121.7 million, respectively, were secured by trust funds held for the benefit of our insurance and reinsurance subsidiaries.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at December 31, 2013 was $291.4 million (December 31 2012: $170.5 million). At December 31, 2013 the impact of a 10% decline in the overall market prices of our equities at risk would be $29.1 million (December 31, 2012: $17.0 million), on a pre-tax basis.

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

We have exposure to foreign currency risk due to our ownership of our Irish, U.K. and Australian subsidiaries whose functional currencies are the Euro, British pound and Australian dollar.

The foreign exchange gain or loss resulting from the translation of our subsidiaries’ financial statements (expressed in Euro, British pound and Australian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.

Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints, and to selectively use foreign currency exchange contracts. The matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet certain local country branch and regulatory requirements, which restricts our ability to manage these exposures through the matching of our assets and liabilities. In addition, we do utilize foreign currency forward contracts to mitigate foreign currency risk.

The table below summarizes our net exposure as of December 31, 2013 and 2012 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

2013	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$67.0	$18.0	$1.0	$16.0	$(10.0)	$92.0

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$6.7	$1.8	$0.1	$1.6	$(1.0)	$9.2

2012	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Net foreign currency exposure	$48.7	$34.3	$3.6	$17.6	$7.2	$111.4
Foreign currency derivative amount	(27.6)	—	—	—	—	(27.6)

Total net foreign currency exposure	$21.1	$34.3	$3.6	$17.6	$7.2	$83.8

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$2.1	$3.4	$0.4	$1.8	$0.7	$8.4

(1)	Assumes 10% change in U.S. dollar relative to other currencies

The table below summarize our net exposure as of December 31, 2013 and 2012 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

2013	Euro	GBP	CDN	USD	NZD	Total
	(in millions of Australian dollars)
Total net foreign currency exposure	$4.0	$1.0	$(2.0)	$43.0	$3.0	$49.0

Pre-tax impact of a 10% movement of the Australian dollar(1)	$0.4	$0.1	$(0.2)	$4.3	$0.3	$4.9

2012	Euro	GBP	CDN	USD	NZD	Total
	(in millions of Australian dollars)
Total net foreign currency exposure	$1.9	$1.7	$(5.7)	$38.5	$2.5	$38.9

Pre-tax impact of a 10% movement of the Australian dollar(1)	$0.2	$0.2	$(0.6)	$3.9	$0.2	$3.9

(1)	Assumes 10% change in Australian dollar relative to other currencies

Effects of Inflation

We do not believe that inflation has had or will have a material effect on our consolidated results of operations, however, the actual effects of inflation on our results cannot be accurately known until claims are ultimately resolved. Inflation may affect interest rates, as well as losses and loss adjustment expenses (by causing the cost of claims to rise in the future). Although loss reserves are established to reflect likely loss settlements at the date payment is made, we would be subject to the risk that inflation could cause these costs to increase above established reserves.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedules I, II, III, IV and VI as of December 31, 2013 and 2012 and for each of the years in the two-year period ended December 31, 2013. These consolidated financial statements and financial statement Schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enstar Group Limited’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Audit Limited

Hamilton, Bermuda

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited the accompanying consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows of Enstar Group Limited and subsidiaries (the “Company”) for the year ended December 31, 2011. Our audit also included the financial statement Schedule II for the year ended December 31, 2011 listed in the Index at Item 15. These consolidated financial statements and the financial statement Schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Enstar Group Limited and subsidiaries for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule II when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2011.

/s/ Deloitte & Touche Ltd.

Hamilton, Bermuda

February 24, 2012

ENSTAR GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

	2013	2012
	(expressed in thousands of U.S.
	dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$281,002	$319,111
Short-term investments, available-for-sale, at fair value (amortized cost: 2013 — $32,477; 2012 — $nil)	32,504	—
Fixed maturities, trading, at fair value	3,381,719	2,253,210
Fixed maturities, held-to-maturity, at amortized cost	859,387	—
Fixed maturities, available-for-sale, at fair value (amortized cost: 2013 — $210,825; 2012 — $245,396)	213,860	251,121
Equities, trading, at fair value	182,033	114,588
Other investments, at fair value	569,293	414,845

Total investments	5,519,798	3,352,875
Cash and cash equivalents	643,841	654,890
Restricted cash and cash equivalents	397,657	299,965
Accrued interest receivable	38,864	22,932
Accounts receivable	75,351	15,399
Premiums receivable	111,748	—
Income taxes recoverable	5,481	8,632
Deferred tax assets	34,295	8,109
Reinsurance balances recoverable	1,363,819	1,122,919
Funds held by reinsured companies	237,789	365,252
Goodwill and intangible assets	150,071	21,222
Other assets	41,441	6,066

TOTAL ASSETS	$8,620,155	$5,878,261

LIABILITIES
Losses and loss adjustment expenses	$4,219,905	$3,650,127
Policy benefits for life and annuity contracts	1,273,100	11,027
Unearned premium	70,698	—
Insurance and reinsurance balances payable	281,028	143,123
Accounts payable and accrued liabilities	97,103	73,258
Income taxes payable	23,721	19,073
Deferred tax liabilities	53,328	14,454
Loans payable	452,446	107,430
Other liabilities	70,444	84,536

TOTAL LIABILITIES	6,541,773	4,103,028

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	100,859	—

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2013: 156,000,000; 2012: 156,000,000)
Ordinary shares (issued and outstanding 2013: 13,802,706; 2012: 13,752,172)	13,803	13,752
Non-voting convertible ordinary shares:
Series A (issued 2013: 2,972,892; 2012: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2013: 2,725,637; 2012: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2013: 2,972,892; 2012: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	962,145	958,571
Accumulated other comprehensive income	13,978	24,439
Retained earnings	1,181,457	972,853

Total Enstar Group Limited Shareholders’ Equity	1,755,523	1,553,755
Noncontrolling interest	222,000	221,478

TOTAL SHAREHOLDERS’ EQUITY	1,977,523	1,775,233

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$8,620,155	$5,878,261

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(expressed in thousands of U.S.
	dollars, except share and per share data)
INCOME
Net premiums earned — non-life run-off	$112,611	$—	$—
Net premiums earned — life and annuities	94,984	3,511	3,543
Net premiums earned — active underwriting	32,212	—	—
Fees and commission income	12,817	8,570	17,858
Net investment income	93,295	77,760	68,676
Net realized and unrealized gains	70,651	73,612	9,214
Gain on bargain purchase	—	—	13,105

	416,570	163,453	112,396

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned — non-life run-off	74,139	—	—
Losses incurred — active underwriting	19,352	—	—
Reduction in estimates of net ultimate losses	(215,480)	(218,116)	(248,230)
Increase (reduction) in provisions for bad debt	1,999	(3,111)	(42,822)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,629)	(39,298)	(45,102)
Amortization of fair value adjustments	5,947	22,572	42,693

	(163,672)	(237,953)	(293,461)
Life and annuity policy benefits	78,354	(300)	1,557
Acquisition costs	23,199	—	—
Salaries and benefits	124,616	100,473	89,846
General and administrative expenses	86,612	56,592	71,810
Interest expense	12,389	8,426	8,529
Net foreign exchange (gains) losses	(4,369)	406	373

	157,129	(72,356)	(121,346)

EARNINGS BEFORE INCOME TAXES	259,441	235,809	233,742
INCOME TAXES	(35,619)	(44,290)	(25,284)

NET EARNINGS	223,822	191,519	208,458
Less: Net earnings attributable to noncontrolling interest	(15,218)	(23,502)	(54,765)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$208,604	$168,017	$153,693

EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$12.62	$10.22	$11.03

EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$12.49	$10.10	$10.81

Weighted average ordinary shares outstanding — basic	16,523,369	16,441,461	13,930,221
Weighted average ordinary shares outstanding — diluted	16,703,442	16,638,021	14,212,440

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$223,822	$191,519	$208,458

Other comprehensive income, net of tax:
Unrealized holding gains on investments arising during the year	68,115	69,721	5,393
Reclassification adjustment for net realized and unrealized gains included in net earnings	(70,651)	(73,612)	(9,214)

Unrealized losses arising during the year, net of reclassification adjustment	(2,536)	(3,891)	(3,821)
Decrease (increase) in defined benefit pension liability	4,930	(2,461)	(3,718)
Currency translation adjustment	(19,473)	3,556	(903)

Total other comprehensive loss	(17,079)	(2,796)	(8,442)

Comprehensive income	206,743	188,723	200,016
Less comprehensive income attributable to noncontrolling interest	(8,600)	(23,365)	(54,244)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR
GROUP LIMITED	$198,143	$165,358	$145,772

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$13,752	$13,665	$12,940
Issue of shares	6	43	674
Share awards granted/vested	45	44	51

Balance, end of year	$13,803	$13,752	$13,665

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973

Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$2,726	$2,726	$—
Preferred shares converted	—	—	750
Issue of shares	—	—	1,976

Balance, end of year	$2,726	$2,726	$2,726

Share Capital — Preference Shares
Balance, beginning of year	$—	$—	$—
Issue of shares	—	—	750
Shares converted	—	—	(750)

Balance, end of year	$—	$—	$—

Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of year	$958,571	$956,329	$667,907
Equity attributable to Enstar Group Limited on acquisition of Issue of shares and warrants, net	650	(872)	284,983
Share awards granted/vested	—	343	776
Amortization of equity incentive plan	2,924	2,771	2,663

Balance, end of year	$962,145	$958,571	$956,329

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of year	$24,439	$27,096	$35,017
Foreign currency translation adjustments	(13,557)	2,205	(972)
Decrease (increase) in defined benefit pension liability	4,930	(2,461)	(3,718)
Net movement in unrealized holding losses on investments	(1,834)	(2,401)	(3,231)

Balance, end of year	$13,978	$24,439	$27,096

Retained Earnings
Balance, beginning of year	$972,853	$804,836	$651,143
Net earnings attributable to Enstar Group Limited	208,604	168,017	153,693

Balance, end of year	$1,181,457	$972,853	$804,836

Noncontrolling Interest
Balance, beginning of year	$221,478	$297,345	$267,400
Return of capital	—	(30,245)	(16,200)
Dividends paid	(3,908)	(68,987)	(8,100)
Net earnings attributable to noncontrolling interest*	11,048	23,502	54,765
Foreign currency translation adjustments	(5,916)	1,352	69
Net movement in unrealized holding losses on investments	(702)	(1,489)	(589)

Balance, end of year	$222,000	$221,478	$297,345

*	Excludes earnings attributable to redeemable noncontrolling interest.

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$223,822	$191,519	$208,458
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Gain on bargain purchase	—	—	(13,105)
Net realized and unrealized investment gains	(188)	(42,233)	(8,020)
Net realized and unrealized gains from other investments	(70,463)	(31,379)	(1,194)
Other items	11,276	(765)	1,518
Depreciation and amortization	1,055	1,469	1,593
Net amortization of premiums and discounts	51,505	28,758	25,085
Net movement of trading securities held on behalf of policyholders	3,485	24,225	(6,816)
Sales and maturities of trading securities	2,679,826	2,468,584	1,463,637
Purchases of trading securities	(2,713,581)	(2,618,029)	(2,158,509)
Changes in assets and liabilities:
Reinsurance balances recoverable	430,542	666,793	238,818
Funds held by reinsured companies	175,750	(257,504)	166,951
Other assets	155,177	63,952	(28,506)
Losses and loss adjustment expenses	(706,880)	(623,174)	(675,108)
Policy benefits for life and annuity contracts	6,443	—	—
Insurance and reinsurance balances payable	(165,896)	(65,475)	(24,833)
Unearned premiums	(81,967)	—	—
Accounts payable and accrued liabilities	(22,295)	(3,209)	(18,301)
Other liabilities	(31,998)	9,118	(81,588)

Net cash flows used in operating activities	(62,387)	(187,350)	(909,920)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(409,560)	—	(88,505)
Sales and maturities of available-for-sale securities	196,507	353,913	445,052
Purchase of held-to-maturity securities	(112)	—	—
Purchase of available-for-sale securities	(15,739)	—	—
Maturities of held-to-maturity securities	18,449	—
Movement in restricted cash and cash equivalents	(78,638)	73,226	290,207
Purchase of other investments	(107,396)	(214,558)	(24,787)
Redemption of other investments	28,568	16,839	66,925
Other investing activities	2,132	(789)	3,031

Net cash flows (used in) provided by investing activities	(365,789)	228,631	691,923

FINANCING ACTIVITIES:
Net proceeds from issuance of shares	—	—	287,377
Distribution of capital to noncontrolling interest	—	(30,245)	(16,200)
Contribution by redeemable noncontrolling interest	96,689	—	—
Dividends paid to noncontrolling interest	(3,908)	(68,987)	(8,100)
Receipt of loans	369,800	—	274,150
Repayment of loans	(39,505)	(134,541)	(277,458)

Net cash flows provided by (used in) financing activities	423,076	(233,773)	259,769

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(5,949)	(3,092)	9,548

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,049)	(195,584)	51,320
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	654,890	850,474	799,154

CASH AND CASH EQUIVALENTS, END OF YEAR	$643,841	$654,890	$850,474

Supplemental Cash Flow Information
Net income taxes paid	$32,115	$27,938	$64,679
Interest paid	$9,114	$9,155	$6,948

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1.	DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar” or the “Company”) was formed in August 2001 under the laws of Bermuda. The Company’s core focus is to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and to provide management, consulting and other services to the insurance and reinsurance industry.

With the Company’s 2013 acquisitions of the closed U.S. life and annuity operations of HSBC Holdings plc (“Pavonia”), Arden Reinsurance Company Ltd. (“Arden”) and Atrium Underwriters Ltd. (“Atrium”), it now measures the results of its operations in three segments: (i) non-life run-off; (ii) life and annuities; and (iii) active underwriting. The Company’s non-life run-off segment comprises the operations and financial results of those subsidiaries acquired for the purpose of running off their property and casualty business, this segment also includes the discontinued business of Arden. The Company’s life and annuities is comprised primarily of Pavonia, which operates a closed block of life and annuity business. The Company’s active underwriting segment is comprised of Atrium and Arden’s reinsurance of Atrium. Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides one quarter of the syndicate’s capital. The syndicate provides insurance and reinsurance on a worldwide basis.

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

Basis of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include, but are not limited to:

•	reserves for losses and loss adjustment expenses;

•	policy benefits for life and annuity contracts;

•	reinsurance balances recoverable, including the provisions for uncollectible amounts;

•	other-than-temporary impairments in the carrying value of available-for-sale investment securities;

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	valuation of certain other investments that are measured using significant unobservable inputs;

•	valuation of goodwill and intangible assets; and

•	fair value estimates associated with accounting for acquisitions.

Significant Accounting Policies

The Company’s significant accounting policies are described below:

(a) Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of 3 months or less to be cash and cash equivalents.

(b) Investments

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

Short-term and fixed maturity investments classified as available-for-sale are carried at fair value, with unrealized gains and losses excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Realized gains and losses on sales of investments classified as available-for-sale are recognized in the consolidated statements of earnings.

The costs of short-term and fixed maturity investments are adjusted for amortization of premium or discount, recognized using the effective yield method and included in net investment income. For mortgage-backed and asset-backed investments, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised on a regular basis.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other investments

Other investments include investments in limited partnerships and limited liability companies (collectively “private equities”) and fixed income, hedge, equity and real estate debt funds (collectively “funds”) that carry their investments at fair value. These funds are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of the Company’s fund investments publish net asset values on a daily basis and provide daily liquidity; others report on a monthly basis. Private equities typically report quarterly. The Company believes the reported net asset value represents the fair value market participants would apply to an interest in the various private equities or funds. The change in fair value is included in net realized and unrealized gains on investments and recognized in net earnings.

(c) Derivative instruments

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and carries them at the fair value of the instrument. The Company uses derivative instruments for purposes of its overall foreign currency risk management strategy. Changes in fair value and realized gains or losses on derivative instruments are recorded in net foreign exchange gains and losses.

(d) Losses and loss adjustment expenses

Non-life run-off

The liability for losses and loss adjustment expenses includes an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported determined using a variety of actuarial methods. These estimates are continually reviewed and are necessarily subject to the impact of future changes in factors such as claim severity and frequency, changes in economic conditions including the impact of inflation, legal developments and changes in social attitudes. While management believes that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in losses and loss adjustment expense liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses and any amounts are recorded in the same period that the related incurred loss is recognized.

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

The Company’s insurance and reinsurance subsidiaries also establish provisions for loss adjustment expenses relating to run-off costs for the estimated duration of the run-off, which are included in losses and loss adjustment expenses. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off,

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net reduction in ultimate loss and loss adjustment expenses in the consolidated statements of earnings.

Active underwriting

The reserve for losses and loss expenses includes reserves for unpaid reported losses and for IBNR reserves. The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

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

(f) Retroactive reinsurance and novations

Consideration received for business assumed by way of novation and premiums received on retroactive reinsurance is recorded in the balance sheet. The difference between the consideration received and liabilities assumed is recorded as an intangible asset or liability. Intangible assets or liabilities are subsequently amortized using the interest method over the expected claims settlement periods. As changes in estimates of timing or amount of losses and loss adjustment expenses are recognized, the amortization is adjusted retrospectively and included in losses and loss adjustment expenses in the period of the charge.

(g) Premium revenue recognition

Premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy, are based upon contractual terms and for certain business is estimated based on underlying contracts or from information provided by clients and/or brokers. Changes in reinsurance premium estimates are expected and may result in significant adjustments in future periods. These

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period they are determined.

Insurance premiums are recorded at the inception of the policy and are earned on a pro-rata basis over the period of coverage.

Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

Certain contracts that the Company wrote, prior to going into run-off, are retrospectively rated and additional premium will be due should losses exceed pre-determined, contractual thresholds. These required additional premiums are based upon contractual terms and management judgment is involved with respect to the estimate of the amount of losses that the Company expects to be ceded. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

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

(h) Premiums Receivable

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

(i) Policy Benefits for Life and Annuity Contracts

The Company’s policy benefits for life and annuity contracts (“policy benefits”) are calculated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 944, Financial Services — Insurance. The

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company establishes and maintains its policy benefits at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The Company reviews its policy benefits regularly and performs loss recognition testing based upon cash flow projections.

Since the development of the policy benefits is based upon cash flow projection models, the Company makes estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefits are determined at the inception of the contracts, reviewed and adjusted at the point of acquisition, as required, and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they would result in a material adverse reserve change. The Company establishes these estimates based upon transaction-specific historical experience, information provided by the ceding company for the assumed business and industry experience. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy benefits, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review indicates that policy benefits should be greater than those currently held, then the locked-in assumptions are revised and a charge for policy benefits is recognized at that time.

Because of the many assumptions and estimates used in establishing policy benefits and the long-term nature of the contracts, the reserving process, while based on actuarial techniques, is inherently uncertain.

(j) Redeemable noncontrolling interest

In connection with the acquisitions of Arden and Atrium, and with the proposed acquisition of Torus Insurance Holdings Limited (“Torus”), (as described in Note 3, —Acquisitions) certain subsidiaries have issued or will issue shares to a noncontrolling interest. These shares provide certain redemption rights to the holder, which may be settled in the Company’s own shares or cash, at the Company’s option. The Company classifies redeemable noncontrolling interest with redemption features that are not solely within the control of the Company within temporary equity in its consolidated balance sheets and carries them at the redemption value, which is fair value. The Company recognizes changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date. For a description of the redemption rights refer to Note 3 — Acquisitions.

(k) Fees and commission income

Fixed fee income is recognized in accordance with the term of the Company’s third-party management agreements. Time-based fees are recognized as services are provided. Success-based fees are recognized when all of the contractual requirements specified in the agreement are met. Profit commissions are recorded on an accruals basis, and are earned in line with the annual accounting results of the syndicate managed by Atrium.

(l) Foreign exchange

The reporting currency of the Company is the U.S. dollar. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenue and expenses of such foreign

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for these foreign entities is included in accumulated other comprehensive income.

Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are included in the determination of net earnings.

(m) Earnings per share

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

(n) Acquisitions

The Company uses the purchase method in accounting for acquisitions. The difference between the fair value of net assets acquired and purchase price is recorded as goodwill or negative goodwill.

The purchase method of accounting requires that the acquirer record the assets and liabilities acquired at their estimated fair value. The fair values of each of the reinsurance assets and liabilities acquired are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s strategy. The Company’s run-off strategy, as well as that of other run-off market participants, is expected to be different from the sellers as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas the Company and other market participants do specialize in such run-offs.

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

The difference between the original carrying value of reinsurance liabilities and reinsurance assets acquired at the date of acquisition and their fair value is recorded as an intangible asset or other liability, which the Company refers to as the fair value adjustment (“FVA”). The FVA is amortized over the estimated payout period of outstanding losses and loss expenses acquired. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is adjusted to reflect such changes.

(o) Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. The Company performs an initial valuation of its goodwill assets and assesses goodwill for impairment on an annual basis. If, as a result of the assessment, the Company determines the value of its goodwill asset is impaired, goodwill is written down in the period in which the determination is made. No impairment has been recorded as a result of the assessment.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(p) Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium. Definite-lived intangible assets are amortized over their useful lives. The Company recognizes the amortization of all intangible assets in the consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

(q) Share-based compensation

Share-based payment awards settled in ordinary shares are recorded in additional paid-in capital. The fair value of the award is measured at the grant date and expensed over the vesting period.

(r) Income taxes

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

3.	ACQUISITIONS

2014

Torus Insurance Holdings Limited

Amalgamation Agreement

On July 8, 2013, the Company, Veranda Holdings Ltd (“Veranda”), an entity in which the Company owns an indirect 60% interest through its 60% interest in Bayshore Holdings Limited (“Bayshore”), Hudson Securityholders Representative LLC and Torus Insurance Holdings Limited (“Torus”) entered into an Agreement and Plan of Amalgamation (the “Amalgamation Agreement”). The Amalgamation Agreement provides for the amalgamation (the “Amalgamation”) of Veranda and Torus (the combined entity, the “Amalgamated Company”). Torus is a global specialty insurer and holding company of six wholly-owned insurance vehicles, including two Lloyd’s syndicates, one of which is in run-off.

The purchase price for the Amalgamation is approximately $692.0 million and will be paid half in cash and half in the Company’s stock. The Company and Kenmare Holdings Ltd. (its wholly-owned subsidiary) (“Kenmare”) will contribute to Bayshore, the parent company of Veranda, approximately $69.2 million in cash and 2,612,346 shares of the Company (which will consist of a combination of voting ordinary shares, par value $1.00 per share (the “Voting Ordinary Shares”) and newly-created Series B convertible non-voting preference shares, par value $1.00 per share (the “Non-Voting Preferred Shares”)) in exchange for a 60% interest in Bayshore. Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (collectively, “Trident”) will contribute to Bayshore approximately $276.8 million in cash in exchange for a 40% interest in Bayshore. Bayshore will use the contributed funds and shares to pay the purchase price for the Amalgamation.

The number of shares to be issued by the Company is fixed and was determined by reference to an agreed-upon value per share under the Amalgamation Agreement of $132.448, which was the average closing price of the Voting Ordinary Shares over the 20 trading days prior to the date of signing of the Amalgamation Agreement. The final purchase price for the Amalgamation cannot be determined until closing because the overall value of the stock component will be an amount equal to the price of the Company’s Voting Ordinary Shares on the closing date multiplied by the fixed number of shares that will be issued. Following the Amalgamation, the Company and Trident will continue to own, respectively, a 60% and 40% indirect interest in the Amalgamated Company through their ownership of Bayshore.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Completion of the Amalgamation is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close in the first quarter of 2014.

Stock Issuance

FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”) will receive Voting Ordinary Shares, Non-Voting Preferred Shares and cash consideration in the transaction. In the event that the number of Voting Ordinary Shares deliverable to First Reserve at the closing of the Amalgamation would cause First Reserve, as of immediately after such closing, to beneficially own Voting Ordinary Shares that constitute more than 9.5% of the voting power of all shares of the Company, then the Company will issue to First Reserve, at the closing, the total number of shares of Voting Ordinary Shares representing 9.5% of the voting power of all shares of the Company as of immediately after the closing and Non-Voting Preferred Shares representing the remainder of the shares that First Reserve is entitled to under the Amalgamation Agreement. Corsair Specialty Investors, L.P. (“Corsair”) will receive both Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders will receive all cash. As a result of the Amalgamation, First Reserve will receive approximately 9.5% and 11.5%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital and Corsair will receive approximately 2.5% and 2.1%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital.

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

Trident Co-investment in Torus

In connection with the Amalgamation Agreement, the Company, Kenmare and Trident entered into an Investors Agreement on July 8, 2013 governing their investments in Bayshore, and Kenmare and Trident entered into individual equity commitment letters obligating each to fund its respective portion of the purchase price for the Amalgamation noted above. Completion of Kenmare’s and Trident’s funding obligations is conditioned on,

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

among other things, the satisfaction of certain conditions tied directly to the satisfaction of the closing conditions under the Amalgamation Agreement.

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

Trident is a holder of approximately 9.7% of the Company’s ordinary shares. James D. Carey, a member and senior principal of Stone Point Capital LLC (the Manager of Trident), is a Member of the Company’s Board of Directors. Refer to Note 19 for information regarding the Company’s other transactions with Trident and its affiliates.

2013

Atrium

On November 25, 2013, Kenmare, the Company’s wholly-owned subsidiary, together with Trident, completed the acquisition of Atrium. The purchaser of Atrium, Northshore Holdings Limited (“Northshore”), is 60% owned by Kenmare and 40% owned by Trident. Atrium is an underwriting business at Lloyd’s of London that manages Syndicate 609 (“S609”) and provides approximately one quarter of the syndicate’s capital. Atrium specializes in accident and health, aviation, marine property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art.

The purchase price for Atrium was $158.0 million. Kenmare’s portion of the purchase price was $94.8 million, and was financed by borrowings under the Company’s revolving credit facility.

The purchase price and net assets acquired at fair value are as follows:

Purchase price	$158,000

Net assets acquired at fair value	$119,152

Excess of purchase price over fair value of net assets acquired	$38,848

The purchase price was allocated to the acquired assets and liabilities of Atrium based on estimated fair values at the acquisition date. The Company recognized goodwill of $38.8 million, all of which was recorded

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within the active underwriting segment and is attributable primarily to Atrium’s assembled workforce. The Company also recognized indefinite lived intangible assets of $63.0 million and other definite lived intangible assets of $27.0 million.

The Company has not completed the process of determining the fair value of the intangible assets acquired and deferred taxes. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the acquisition date.

ASSETS
Short-term investments, available-for-sale, at fair value	$33,535
Short-term investments, trading, at fair value	12,526
Fixed maturities, available-for-sale, at fair value	156,142
Fixed maturities, trading, at fair value	10,751

Total investments	212,954
Cash and cash equivalents	44,842
Restricted cash and cash equivalents	12,305
Premiums receivable	41,855
Reinsurance balances recoverable	32,375
Deferred premium	26,224
Funds withheld	19,579
Intangibles	90,000
Other assets	7,977

TOTAL ASSETS	488,111

LIABILITIES
Losses and loss adjustment expenses	216,319
Insurance and reinsurance balances payable	20,834
Unearned premium	42,738
Deferred taxes	39,740
Other liabilities	49,328

TOTAL LIABILITIES	368,959

NET ASSETS ACQUIRED AT FAIR VALUE	119,152
Goodwill	38,848

ACQUISITION DATE FAIR VALUE	$158,000

The net unearned premiums acquired include a decrease of $16.7 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. This amount will be amortized to acquisition costs in the consolidated statements of earnings and comprehensive income over the next two years. The amortization approximates the amount of Atrium’s deferred acquisition costs that would have been recognized as acquisition costs had they not been fair valued under acquisition accounting. As at December 31, 2013, the remaining balance of the fair value adjustment was $16.7 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the provisional intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$32,900	Indefinite
Management contract	30,100	Indefinite
Distribution channel	20,000	15 Years
Brand	7,000	10 years

Intangible assets as of the acquisition date	$90,000

The fair value of the Lloyd’s syndicate capacity was estimated using the multi-period excess-earnings method, a form of the income approach. Lloyd’s syndicate capacity represents Atrium’s authorized premium income limit to write insurance business in the Lloyd’s market. Atrium’s proportionate share of S609, (the syndicate through which it conducts its Lloyd’s operations) is approximately 25%. The capacity is renewed annually at no cost to the Company but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business within the syndicate capacity is indefinite with the premium income limit being set annually by the Company, subject to Lloyd’s approval.

Atrium provides underwriting, actuarial and support services to S609 pursuant to a management contract. The fair value of the management contract was estimated using the income approach.

Distribution channels represent broker relationships and the network of insurance companies through which Atrium conducts its operations. The fair value of Atrium’s distribution channel was estimated using the income approach. Critical inputs into the valuation model for customer relationships and broker relationships include estimates of expected premium and attrition rates, and discounting at a weighted average cost of capital. Brand represents the intangible asset related to the name and was valued using the income approach.

From the date of acquisition to December 31, 2013, the Company earned premiums of $10.7 million, recorded losses incurred of $7.2 million on those earned premiums, and recorded $2.5 million in net earnings related to Atrium in its consolidated statement of earnings.

Arden

On September 9, 2013, Kenmare, the Company’s wholly-owned subsidiary, together with Trident, completed the acquisition of Arden. Northshore, the purchaser of Arden, is 60% owned by Kenmare and 40% owned by Trident. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium and is currently in the process of running off certain other discontinued businesses.

Results related to Arden’s reinsurance to Atrium are included within the Company’s active underwriting segment, while results related to Arden’s discontinued business are included within the Company’s non-life run-off segment.

The purchase price for Arden was $79.6 million. Kenmare’s portion of the purchase price was $47.8 million, and was financed by borrowings under the Company’s revolving credit facility.

Purchase price	$79,600

Net assets acquired at fair value	$79,600

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

	Active Underwriting	Non-life Run-off	Total
ASSETS
Short-term investments, trading, at fair value	$16,340	$12,512	$28,852
Fixed maturities, trading, at fair value	9,351	46,077	55,428
Other investments	—	2,867	2,867

Total investments	25,691	61,456	87,147
Cash and cash equivalents	—	23,037	23,037
Restricted cash and cash equivalents	10,213	21,599	31,812
Premiums receivable	74,452	49,769	124,221
Reinsurance balances recoverable	—	354,810	354,810
Other assets	—	12,016	12,016

TOTAL ASSETS	110,356	522,687	633,043

LIABILITIES
Losses and loss adjustment expenses	56,160	427,567	483,727
Insurance and reinsurance balances payable	—	59,304	59,304
Unearned premium	—	10,412	10,412

TOTAL LIABILITIES	56,160	497,283	553,443

NET ASSETS ACQUIRED AT FAIR VALUE	$54,196	$25,404	$79,600

From the date of acquisition to December 31, 2013, the Company earned premiums of $21.3 million, recorded losses incurred of $11.8 million on those earned premiums, and recorded $9.8 million in net earnings related to Arden in its consolidated statement of earnings.

Pavonia

On March 31, 2013, the Company and its wholly-owned subsidiary, Pavonia Holdings (US), Inc., completed the acquisition of all of the shares of Household Life Insurance Company of Delaware (“HLIC DE”) and HSBC Insurance Company of Delaware (“HSBC DE”) from Household Insurance Group Holding Company, a subsidiary of HSBC Holdings plc. HLIC DE and HSBC DE are both Delaware-domiciled insurers in run-off. HLIC DE owns three other insurers domiciled in Michigan, New York, and Arizona, which are also in run-off (collectively with HLIC DE and HSBC DE, the “Pavonia companies”). The aggregate cash purchase price was $155.6 million and was financed in part by a drawing of $55.7 million under the Company’s revolving credit facility. The Pavonia companies wrote various U.S. and Canadian life insurance, including credit life and disability insurance, term life insurance, assumed life reinsurance and annuities.

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

For the period from the date of the acquisition to December 31, 2013, the Company had earned premiums of $92.2 million, recorded life and annuity benefits and acquisition costs of $88.6 million on those earned premiums, and recorded $3.7 million in net earnings related to the Pavonia companies in its consolidated statement of earnings.

SeaBright

On February 7, 2013, the Company completed its acquisition of SeaBright, through the merger of its indirect, wholly-owned subsidiary, AML Acquisition, Corp. (“AML Acquisition”), with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as the Company’s indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote direct workers’ compensation business. The aggregate cash purchase price paid by the Company for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility provided by National Australia Bank (“NAB”) and Barclays Bank PLC.

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

The net unearned premiums acquired include a decrease of $14.4 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. This amount has been amortized to acquisition costs in the consolidated statements of earnings during 2013. The amortization approximates the amount of SeaBright’s deferred acquisition costs that would have been recognized as acquisition costs had they not been fair valued under acquisition accounting. As at December 31, 2013, this fair value adjustment was fully amortized.

Gross and net premiums written by SeaBright from the date of the acquisition to December 31, 2013 totaled $17.8 million and $9.2 million, respectively. Because SeaBright’s exit from the mandatory renewal process was approved, the Company expects that SeaBright will no longer generate premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies.

From the date of acquisition to December 31, 2013, the Company earned premiums of $112.8 million, recorded losses incurred and acquisition costs of $86.6 million on those earned premiums, and recorded $3.5 million in net losses related to SeaBright in its consolidated statement of earnings.

Pro Forma Financial Information — Atrium, Arden and the Pavonia companies (Unaudited)

The following pro forma condensed combined statement of earnings for the years ended December 31, 2013 and 2012 combines the historical consolidated statements of earnings of the Company (inclusive of those of

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SeaBright since its acquisition on February 7, 2013) with those of Atrium, Arden and Pavonia, giving effect to the business combinations and related transactions of Atrium, Arden and Pavonia as if they had occurred on January 1, 2013 and 2012, respectively. For the year ended December 31, 2013, the results shown for Atrium, Arden and Pavonia represent their results from January 1, 2013 to the respective date of each acquisition. The results for Atrium, Arden and Pavonia post-acquisition are included in the results shown for the Company.

The pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions of Atrium, Arden and the Pavonia companies had taken place on January 1, 2013 or 2012, respectively.

		Unaudited
Twelve Months Ended December 31, 2013	Enstar Group Limited	Atrium	Arden	Pavonia	Pro forma Adjustments	Enstar Group Limited - Pro Forma
Total income	$416,570	$91,126	$15,911	$48,275	$—	$571,882
Total expenses	(192,748)	(68,545)	(18,783)	(48,094)	(9,531)	(337,701)
Noncontrolling interest	(15,218)	—	—	—	(7,170)	(22,388)

Net earnings	$208,604	$22,581	$(2,872)	$181	$(16,701)	$211,793

Net earnings per ordinary share —basic						$12.82

Net earnings per ordinary share —diluted						$12.68

Weighted average ordinary shares outstanding — basic						16,523,369

Weighted average ordinary shares outstanding — diluted						16,703,442

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Combined Statement of Earnings for the Twelve Months Ended December 31, 2013 (Unaudited):

		Unaudited
Expenses		Atrium	Arden	Pavonia	Total
(i)	Adjustment to interest expense to reflect the financing costs of the acquisition for the year	$(3,105)	$(1,111)	$(442)	$(4,658)
(ii)	Adjustment to recognize amortization of definite lived intangible assets	(2,033)	(218)	(2,825)	(5,076)
(iii)	Net adjustment related to the unlocking and reassessment of the actuarial estimates of the business acquired	—	—	(2,166)	(2,166)
(iv)	Adjustment to income taxes for pro forma adjustments	467	—	1,902	2,369

		$(4,671)	$(1,329)	$(3,531)	$(9,531)
(v)	Adjustment to noncontrolling interest for pro forma adjustments	$(8,406)	$1,236	$—	$(7,170)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Unaudited
Twelve Months Ended December 31, 2012	Enstar Group Limited	Atrium	Arden	Pavonia	Pro forma Adjustments	Enstar Group Limited - Pro Forma
Total income	$163,453	$82,343	$199,939	$280,227	$—	$725,962
Total expenses	28,066	(52,277)	(108,185)	(267,983)	(21,855)	(422,234)
Noncontrolling interest	(23,502)	—	—	—	(47,971)	(71,473)

Net earnings	$168,017	$30,066	$91,754	$12,244	$(69,826)	$232,255

Net earnings per ordinary share — basic						$14.13

Net earnings per ordinary share — diluted						$13.96

Weighted average ordinary shares outstanding — basic						16,441,461

Weighted average ordinary shares outstanding — diluted						16,638,021

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Combined Statement of Earnings for the Twelve Months Ended December 31, 2012 (Unaudited):

		Unaudited
Expenses		Atrium	Arden	Pavonia	Total
(i)	Adjustment to interest expense to reflect the financing costs of the acquisition for the year	$(3,685)	$(1,854)	$(2,227)	$(7,766)
(ii)	Adjustment to recognize amortization of definite lived intangible assets	(2,033)	(327)	(11,300)	(13,660)
(iii)	Net adjustment related to the unlocking and reassessment of the actuarial estimates of the business acquired	—	—	(8,664)	(8,664)
(iv)	Adjustment to income taxes for pro forma adjustments	468	—	7,767	8,235

		$(5,250)	$(2,181)	$(14,424)	$(21,855)
(v)	Adjustment to noncontrolling interest for pro forma adjustments	$(11,400)	$(36,571)	$—	$(47,971)

2011

Clarendon

On July 12, 2011, the Company, through its wholly-owned subsidiary, Clarendon Holdings, Inc., completed the acquisition of 100% of the shares of Clarendon National Insurance Company (“Clarendon”) from Clarendon Insurance Group, Inc., an affiliate of Hannover Re (“Hannover”). Clarendon is a New Jersey-domiciled insurer that is in run-off. Clarendon owns three other insurers, two domiciled in New Jersey and one domiciled in Florida, that are also in run-off. The purchase price was $219.1 million and was financed in part by $106.5 million under a four-year term loan facility provided by NAB and the remainder from available cash on hand.

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

The purchase price and fair value of the assets acquired in the Clarendon acquisition were as follows:

Purchase price	$219,077

Net assets acquired at fair value	$219,077

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading	$60,376
Fixed maturities, trading	623,530
Equities	5,014

Total investments	688,920
Cash and cash equivalents	138,518
Restricted cash and cash equivalents	7,198
Reinsurance balances recoverable	1,065,341
Accrued interest and other receivables	9,655

TOTAL ASSETS	1,909,632

LIABILITIES
Losses and loss adjustment expenses	1,654,436
Insurance and reinsurance balances payable	1,942
Funds withheld	26,277
Accounts payable	7,900

TOTAL LIABILITIES	1,690,555

NET ASSETS ACQUIRED AT FAIR VALUE	$219,077

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

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

ASSETS
Short-term investments, trading	$1,154
Fixed maturities, trading	30,765

Total investments	31,919
Cash and cash equivalents	13,274
Reinsurance balances recoverable	1,459
Other assets	1,325

TOTAL ASSETS	47,977

LIABILITIES
Losses and loss adjustment expenses	11,898
Accounts payable	1,751

TOTAL LIABILITIES	13,649

NET ASSETS ACQUIRED AT FAIR VALUE	$34,328

4.	SIGNIFICANT NEW BUSINESS

2014

Shelbourne RITC Transactions

The Company, through its wholly-owned U.K.-based subsidiary, Shelbourne Group Limited (“Shelbourne”), invests in reinsurance to close contract (“RITC”) transactions (the transferring of liabilities from one Lloyd’s syndicate to another) with Lloyd’s of London insurance and reinsurance syndicates in run-off. Shelbourne was originally formed in December 2007 in conjunction with other investors. Shelbourne owns 100% of Shelbourne Syndicate Services Limited, the Managing Agency for Lloyd’s Syndicate 2008 (“S2008”), a syndicate approved by Lloyd’s of London on December 16, 2007 to undertake RITC transactions with Lloyd’s syndicates in run-off.

Effective January 1, 2014, S2008 entered into an RITC transaction with another Lloyd’s syndicate in respect of its 2011 and prior underwriting years of account, under which S2008 assumed net insurance reserves of approximately £15.3 million (approximately $25.3 million) for consideration of an approximately equal amount.

Reciprocal of America

On July 6, 2012, PWIC entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $169.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2014.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013

Shelbourne RITC Transactions

Effective January 1, 2013, Lloyd’s Syndicate 2008 entered into a RITC of the 2009 underwriting year of account of another Lloyd’s syndicate and a 100% quota share reinsurance agreement with a further Lloyd’s syndicate in respect of its 2010 underwriting year of account, under which S2008 assumed total gross insurance reserves of approximately £33.8 million (approximately $51.4 million) for consideration of an equal amount.

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

2012

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

Shelbourne RITC Transactions

On January 1, 2012, S2008 transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by its other investors ceased, resulting in the Company now providing 100% of the underwriting capacity for S2008.

Effective December 31, 2012, S2008 entered into a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2009 and prior years of account (the “2009 Liabilities”), under which S2008 assumed total gross insurance reserves of approximately £193.0 million (approximately $313.3 million) for consideration of an equal amount. Effective January 1, 2014, the 2012 Lloyd’s underwriting year of account of S2008 entered into a partial RITC transaction with respect to the 2009 liabilities.

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

5.	INVESTMENTS

Trading

The estimated fair values of the Company’s investments in fixed maturity securities, short-term investments and equities classified as trading securities were as follows:

	December 31, 2013	December 31, 2012
U.S. government and agency	$439,946	$361,906
Non-U.S. government	476,224	265,722
Corporate	2,123,675	1,598,876
Municipal	41,034	20,446
Residential mortgage-backed	218,457	115,594
Commercial mortgage-backed	114,637	130,848
Asset-backed	248,748	78,929

Total fixed maturity and short-term investments	3,662,721	2,572,321
Equities — U.S.	115,285	92,406
Equities — International	66,748	22,182

	$3,844,754	$2,686,909

Included within residential and commercial mortgage-backed securities as at December 31, 2013 were securities issued by U.S. governmental agencies with a fair value of $177.9 million (as at December 31, 2012: $68.4 million within residential and commercial mortgage-backed securities).

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as trading:

As at December 31, 2013	Fair Value	% of Total Fair Value
AAA	$502,057	13.7%
AA	1,430,107	39.1%
A	1,191,142	32.5%
BBB or lower	461,614	12.6%
Not Rated	77,801	2.1%

	$3,662,721	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2012	Fair Value	% of Total Fair Value
AAA	$418,297	16.3%
AA	958,267	37.2%
A	812,428	31.6%
BBB or lower	376,347	14.6%
Not Rated	6,982	0.3%

	$2,572,321	100.0%

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the Pavonia annuity business. The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as held-to-maturity were as follows:

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,992	$6	$(1,866)	$18,132
Non-U.S. government	23,592	19	(1,284)	22,327
Corporate	815,803	105	(56,808)	759,100

	$859,387	$130	$(59,958)	$799,559

As at December 31, 2013, none of these securities were considered to be other-than-temporarily impaired.

As at December 31, 2012, the Company had no investments classified as held-to-maturity.

The contractual maturities of the Company’s fixed maturity securities classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$17,541	$17,579	2.2%
Due after one year through five years	87,698	86,611	10.8%
Due after five years through ten years	133,102	126,541	15.8%
Due after ten years	621,046	568,828	71.2%

	$859,387	$799,559	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities classified as held-to-maturity:

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$47,949	$44,552	5.6%
AA	259,163	239,188	29.9%
A	496,986	463,001	57.9%
BBB or lower	54,759	52,282	6.5%
Not Rated	530	536	0.1%

	$859,387	$799,559	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity securities and short-term investments classified as available-for-sale were as follows:

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$28,050	$303	$(10)	$28,343
Non-U.S. government	84,443	1,871	(22)	86,292
Corporate	76,942	1,221	(259)	77,904
Residential mortgage-backed	17,523	102	(118)	17,507
Asset-backed	36,344	4	(30)	36,318

	$243,302	$3,501	$(439)	$246,364

As at December 31, 2012	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$4,503	$454	$—	$4,957
Non-U.S. government	120,634	3,373	(151)	123,856
Corporate	115,139	2,379	(524)	116,994
Residential mortgage-backed	4,308	230	(40)	4,498
Commercial mortgage-backed	474	7	—	481
Asset-backed	338	9	(12)	335

	$245,396	$6,452	$(727)	$251,121

Included within residential mortgage-backed securities as at December 31, 2013 were securities issued by U.S. governmental agencies with a fair value of $12.5 million (as at December 31, 2012: $3.5 million within residential and commercial mortgage-backed securities).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s fixed maturity securities and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$11,416	$(10)	$11,416	$(10)
Non-U.S. government	—	—	20,406	(22)	20,406	(22)
Corporate	—	—	51,478	(259)	51,478	(259)
Residential mortgage-backed	—	—	13,632	(118)	13,632	(118)
Asset-backed	—	—	24,898	(30)	24,898	(30)

	$—	—	$121,830	$(439)	$121,830	$(439)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-U.S. government	$2,646	$(82)	$2,399	$(69)	$5,045	$(151)
Corporate	13,936	(86)	8,689	(438)	22,625	(524)
Residential mortgage-backed	1,124	(40)	—	—	1,124	(40)
Asset-backed	174	(12)	—	—	174	(12)

	$17,880	$(220)	$11,088	$(507)	$28,968	$(727)

As at December 31, 2013 and 2012, the number of securities classified as available-for-sale in an unrealized loss position was 135 and 30, respectively, with a fair value of $121.8 million and $29.0 million, respectively. The increase in the number of these securities was due primarily to investment portfolios acquired in connection with acquisitions completed during 2013. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 2 and 23, respectively. As of December 31, 2013, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity securities and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$45,295	$45,596	18.5%
Due after one year through five years	141,400	143,445	58.2%
Due after five years through ten years	69	70	0.1%
Due after ten years	2,671	3,428	1.4%

	189,435	192,539	78.2%
Residential mortgage-backed	17,523	17,507	7.1%
Asset-backed	36,344	36,318	14.7%

	$243,302	$246,364	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$173,113	$173,949	69.3%
Due after one year through five years	64,089	68,298	27.2%
Due after ten years	3,074	3,560	1.4%

	240,276	245,807	97.9%
Residential mortgage-backed	4,308	4,498	1.8%
Commercial mortgage-backed	474	481	0.2%
Asset-backed	338	335	0.1%

	$245,396	$251,121	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity securities and short-term investments classified as available-for-sale:

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$125,729	$127,433	51.7%
AA	74,692	75,181	30.5%
A	33,834	34,607	14.1%
BBB or lower	8,957	8,963	3.6%
Not Rated	90	180	0.1%

	$243,302	$246,364	100.0%

As at December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$107,615	$110,829	44.1%
AA	59,535	60,742	24.2%
A	72,773	73,935	29.4%
BBB or lower	5,281	5,197	2.1%
Not Rated	192	418	0.2%

	$245,396	$251,121	100.0%

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2013, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at December 31, 2013, no credit losses existed.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	December 31, 2013	December 31, 2012
Private equity funds	$161,229	$127,696
Fixed income funds	194,375	156,235
Fixed income hedge funds	68,157	53,933
Equity funds	109,355	55,881
Real estate debt fund	32,113	16,179
Other	4,064	4,921

	$569,293	$414,845

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

As of December 31, 2013 and December 31, 2012, the Company had $161.2 million and $127.7 million, respectively, of other investments recorded in private equity funds, which represented 2.5% and 3.0% of total investments, cash and cash equivalents and restricted cash and cash equivalents at December 31, 2013 and December 31, 2012, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

Fixed income hedge funds

This class comprises hedge funds that invest in a diversified portfolio of debt securities. The hedge funds are not currently eligible for redemption due to imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. The earliest date at which the funds will be eligible for redemption is March 2014.

Equity funds

This class comprises equity funds that invest in a diversified portfolio of international publicly-traded equity securities.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real estate debt fund

This class comprises a real estate debt fund that invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

Other

This class primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity.

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

At December 31, 2013, the Company had $3.2 million of investments subject to side-pockets ($nil as of December 31, 2012). Management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at December 31, 2013 and December 31, 2012:

December 31, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$127,696	$—	$127,696	$86,936	Not eligible
Fixed income funds	156,235	—	156,235	—	Daily to monthly
Fixed income hedge funds	53,933	—	53,933	—	Quarterly after lock-up periods expire
Equity fund	55,881	—	55,881	—	Bi-monthly
Real estate debt fund	16,179	—	16,179	—	Monthly
Other	4,921	—	4,921	655	Not eligible

	$414,845	$—	$414,845	$87,591

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

Fixed Maturity Investments

The Company’s fixed maturity portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. Fair values for all securities in the fixed maturities portfolio are independently provided by the investment custodians, investment accounting service providers and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for the Company’s fixed maturity investments. The Company records the unadjusted price provided by the investment custodians, investment accounting service providers or the investment managers and validates this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s knowledge of the current investment market. The Company’s internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

The independent pricing services used by the investment custodians, investment accounting service providers and investment managers obtain actual transaction prices for securities that have quoted prices in active markets. For determining the fair value of securities that are not actively traded, in general, pricing services use “matrix pricing” in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.

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

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2013, the Company had one corporate security classified as Level 3.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2013, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

Other investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at December 31, 2013, there were no significant adjustments made to the reported net asset value.

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

The fixed income funds and equity funds in which the Company invests have been classified as Level 2 investments because their fair value is estimated using the published net asset value and because the fixed income funds and equity funds are highly liquid.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$468,289	$—	$468,289
Non-U.S. government	—	562,516	—	562,516
Corporate	—	2,200,970	609	2,201,579
Municipal	—	41,034	—	41,034
Residential mortgage-backed	—	235,964	—	235,964
Commercial mortgage-backed	—	114,637	—	114,637
Asset-backed	—	285,066	—	285,066
Equities — U.S.	97,470	13,090	4,725	115,285
Equities — International	35,677	31,071	—	66,748
Other investments	—	303,724	265,569	569,293

Total investments	$133,147	$4,256,361	$270,903	$4,660,411

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$366,863	$—	$366,863
Non-U.S. government	—	389,578	—	389,578
Corporate	—	1,715,330	540	1,715,870
Municipal	—	20,446	—	20,446
Residential mortgage-backed	—	120,092	—	120,092
Commercial mortgage-backed	—	131,329	—	131,329
Asset-backed	—	79,264	—	79,264
Equities — U.S.	83,947	5,058	3,401	92,406
Equities — International	10,377	11,805	—	22,182
Other investments	—	212,115	202,730	414,845

Total investments	$94,324	$3,051,880	$206,671	$3,352,875

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of December 31, 2013 (there were no assets classified as held-to-maturity as of December 31, 2012):

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,132	$—	$18,132
Non-U.S. government	—	22,327	—	22,327
Corporate	—	759,100	—	759,100

Total investments	$—	$799,559	$—	$799,559

During 2013 and 2012, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2013:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2013	$540	$202,730	$3,401	$206,671
Purchases	—	44,032	—	44,032
Sales	—	(28,568)	—	(28,568)
Total realized and unrealized gains through earnings	69	47,375	1,324	48,768
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of December 31, 2013	$609	$265,569	$4,725	$270,903

The amount of net gains (losses) for the twelve months ended December 31, 2013 included in earnings attributable to the fair value of changes in assets still held at December 31, 2013 was $48.8 million. All of this amount was included in net realized and unrealized gains.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of net gains (losses) for the twelve months ended December 31, 2012 included in earnings attributable to the fair value of changes in assets still held at December 31, 2012 was $18.6 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains

Components of net realized and unrealized gains (losses) for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Gross realized gains on available-for-sale securities	$705	$5,850	$808
Gross realized losses on available-for-sale securities	(214)	(727)	(471)
Net realized gains on trading securities	13,488	13,569	3,738
Net unrealized (losses) gains on trading securities	(13,791)	23,541	3,945
Net realized and unrealized gains on other investments	70,463	31,379	1,194

Net realized and unrealized gains	$70,651	$73,612	$9,214

Proceeds from sales and maturities of available-for-sale securities	$196,507	$353,913	$445,052

Net Investment Income

Major categories of net investment income for the years ended December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
Interest from fixed maturity investments	$123,555	$78,767	$70,753
Interest from cash and cash equivalents and short-term investments	13,705	14,924	13,232
Net amortization of bond premiums and discounts	(51,505)	(28,758)	(25,245)
Dividends from equities	4,923	2,961	1,786
Other investments	652	661	734
Interest on other receivables	2,001	6,887	6,572
Other income	2,999	5,229	3,118
Interest on deposits held with clients	3,650	1,368	1,188
Investment expenses	(6,685)	(4,279)	(3,462)

	$93,295	$77,760	$68,676

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $397.7 million and $300.0 million, as of December 31, 2013 and December 31, 2012 was as follows:

	December 31 2013	December 31, 2012
Collateral in trust for third party agreements	$2,002,374	$570,391
Assets on deposit with regulatory authorities	608,940	212,012
Collateral for secured letter of credit facility	310,938	246,608

	$2,922,252	$1,029,011

The increase of approximately $1.89 billion in restricted assets related primarily to restricted assets acquired in connection with the Company’s acquisitions of SeaBright, Pavonia, Arden and Atrium.

6.    DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement. These derivatives were not designated as hedging investments.

The following table sets forth the estimated fair value of derivative instruments recorded within other assets on the condensed consolidated balance sheet as at December 31, 2013 and 2012, and realized gains (losses) on derivative instruments recorded in net earnings for the years ended December 31, 2013, 2012 and 2011:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at December 31,	Net Foreign Exchange Gains (Losses)
2013
Australian dollar	November 26, 2013	January 3, 2014	AU$45,000	$41,036	$779	$779
U.S. dollar	July 1, 2013	January 3, 2014	$40,887	AU$45,000	(630)	(630)
Australian dollar	February 8, 2012	May 10, 2013	AU$45,000	$36,099	—	303
British pound	March 6, 2012	March 6, 2013	UKP17,000	$26,611	—	1,023

					$149	$1,475

2012
Australian dollar	February 8, 2012	May 10, 2013	AU$35,000	$36,099	$(238)	$(238)
British pound	March 6, 2012	March 6, 2013	UKP17,000	$26,611	(1,023)	(1,023)
Australian dollar	February 8, 2012	December 19, 2012	AU$25,000	$26,165	—	—

					$(1,261)	$(1,261)

2011
U.S. dollar	September 22, 2011	December 2, 2011	$33,973	AU$35,000	$—	$3,008
Australian dollar	August 23, 2011	December 2, 2011	AU$35,000	$36,981	—	—
Australian dollar	October 12, 2010	June 30, 2011	AU$45,000	$42,476	—	(1,917)

					$—	$1,091

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    REINSURANCE BALANCES RECOVERABLE

	2013				2012
	Non-life Run-off	Active Underwriting	Life	Total	Non-life Run-off	Active Underwriting	Life	Total
Recoverable from reinsurers on:
Outstanding losses	$788,705	$10,777	$28,556	$828,038	$665,303	$—	$—	$665,303
Losses incurred but not reported	402,675	9,887	782	413,344	295,922	—	—	295,922
Fair value adjustments	(69,847)	4,391	—	(65,456)	(85,005)	—	—	(85,005)

Total reinsurance reserves recoverable	1,121,533	25,055	29,338	1,175,926	876,220	—	—	876,220
Paid losses recoverable	177,459	7,845	2,589	187,893	246,408	—	291	246,699

	$1,298,992	$32,900	$31,927	$1,363,819	$1,122,628	$—	$291	$1,122,919

Non-life Run-off and Active Underwriting

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

On an annual basis, Atrium purchases a tailored outwards reinsurance program designed to manage S609’s risk profile. In addition, Atrium maintains a quota share reinsurance agreement with Arden. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s syndicates or other reinsurers rated A- or better.

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

As of December 31, 2013 and 2012, the Company had, excluding reinsurance recoverables related to its life and annuities, reinsurance balances recoverable of $1.33 billion and $1.12 billion, respectively. The increase of $208.9 million in reinsurance balances recoverable was primarily a result of the completion of acquisitions in the year ended December 31, 2013 partially offset by commutations and cash collections made during the year.

At December 31, 2013 and 2012, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $338.6 million and $343.9 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers which involve management judgment. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off and active underwriting reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of December 31, 2013 decreased to 19.9% as compared to 23.4% as of December 31, 2012,

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily as a result of reinsurance balances recoverable of companies acquired during the year requiring minimal provisions for uncollectible reinsurance recoverable.

Life and Annuities

As at December 31, 2013, the reinsurance balances recoverable associated with the Company’s life and annuities business amounting to $31.9 million consisted of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

Top Ten Reinsurers

At December 31, 2013 and 2012, the top ten reinsurers of the Company’s business accounted for 68.3% and 63.1%, respectively, of total reinsurance balances recoverable (which includes loss reserves recoverable and recoverables on paid losses) and included $290.1 million and $194.5 million, respectively, of IBNR reserves recoverable. With the exception of one BBB+ rated reinsurer and one non-rated reinsurer from which $41.4 million and $256.2 million, respectively, was recoverable (December 31, 2012: $37.7 million and $nil, respectively), the other top ten reinsurers, as at December 31, 2013 and 2012, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	2013		2012
	Reinsurance Recoverables	% of Total	Reinsurance Recoverables	% of Total
Top 10 reinsurers	$930,943	68.3%	$708,953	63.1%
Other reinsurers’ balances > $1 million	423,013	31.0%	409,666	36.5%
Other reinsurers’ balances < $1 million	9,863	0.7%	4,300	0.4%

Total	$1,363,819	100.0%	$1,122,919	100.0%

As at December 31, 2013 and 2012, reinsurance balances recoverable with a carrying value of $256.2 million and $144.1 million, respectively, were associated with one reinsurer, which represented 10% or more of total reinsurance balances recoverable. Of the $256.2 million and $144.1 million recoverable from reinsurers at December 31, 2013 and 2012, $256.2 million and $121.7 million, respectively, were secured in a trust account held for the benefit of the Company’s insurance and reinsurance subsidiaries.

8.    LOSSES AND LOSS ADJUSTMENT EXPENSES

	2013			2012
	Non-life Run-off	Active Underwriting	Total	Non-life Run-off	Active Underwriting	Total
Outstanding	$2,541,934	$79,826	$2,621,760	$2,358,329	$—	$2,358,329
Incurred but not reported	1,717,870	98,583	1,816,453	1,588,310	—	1,588,310
Fair value adjustment	(255,291)	36,983	(218,308)	(296,512)	—	(296,512)

	$4,004,513	$215,392	$4,219,905	$3,650,127	$—	$3,650,127

The liability for losses and loss adjustment expenses includes an amount determined from reported claims and amount based on historical loss experience and industry statistics for losses incurred but not reported using a variety of actuarial methods. The Company’s loss reserves cover multiple lines of business, which include workers compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reserves for unpaid reported losses and loss adjustment expenses for Atrium are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

In establishing the reserves for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience.

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

There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2013 and 2012 included $467.7 million and $557.6 million, respectively, that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2013 and 2012 was $524.1 million and $628.7 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2013, 2012 and 2011, split between the non-life run-off segment and the active underwriting segment, was as follows (losses incurred and paid are reflected net of reinsurance recoverables):

Non-Life Run-off Segment

	Non-Life Run-off
	2013	2012	2011
Balance as at January 1(1)	$3,650,127	$4,272,082	$3,291,275
Less: total reinsurance reserves recoverable	876,220	1,383,003	525,440

	2,773,907	2,889,079	2,765,835
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	74,139	—	—
Prior periods	(257,114)	(237,953)	(293,461)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(182,975)	(237,953)	(293,461)

Net losses paid:
Current period	(10,656)	—	—
Prior periods	(360,214)	(314,528)	(288,175)

Total net losses paid	(370,870)	(314,528)	(288,175)

Effect of exchange rate movement	4,936	14,833	(7,987)
Acquired on purchase of subsidiaries	557,476	—	600,046
Assumed business	100,506	422,476	112,821

Net balance as at December 31	2,882,980	2,773,907	2,889,079
Plus: total reinsurance reserves recoverable	1,121,533	876,220	1,383,003

Balance as at December 31	$4,004,513	$3,650,127	$4,272,082

(1)

The Company reclassified $11.0 million of reserves acquired on the purchase of subsidiaries previously recorded in 2011 to policy benefits for life and annuity contracts. In addition, the Company has reclassified outstanding losses and loss adjustment expenses of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna, which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net reduction (increase) in ultimate losses and loss adjustment expense liabilities for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Non-Life Run-off
	Years Ended December 31,
	2013			2012	2011
	Prior Period	Current Period	Total	Prior Period	Prior Period
Net losses paid	$360,214	$10,656	$370,870	$314,528	$288,175
Net change in case and LAE reserves	(310,488)	29,555	(280,933)	(265,222)	(311,614)
Net change in IBNR reserves	(265,206)	33,928	(231,278)	(267,422)	(224,791)

(Reduction) increase in estimates of net ultimate losses	(215,480)	74,139	(141,341)	(218,116)	(248,230)
Increase (reduction) in provisions for bad debt	1,999	—	1,999	(3,111)	(42,822)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,580)	—	(49,580)	(39,298)	(45,102)
Amortization of fair value adjustments	5,947	—	5,947	22,572	42,693

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(257,114)	$74,139	$(182,975)	$(237,953)	$(293,461)

(1)	For the years ended December 31, 2012 and 2011, the Company had no premium income and therefore no current period activity.

Net reduction (increase) in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net reduction in IBNR represents the change in the Company’s actuarial estimates of losses incurred but not reported.

Year Ended December 31, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2013 of $183.0 million included current period incurred losses of $74.1 million related to SeaBright. Excluding SeaBright’s current period incurred losses of $74.1 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $257.1 million, which was attributable to a reduction in estimates of net ultimate losses of $215.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $49.6 million, relating to 2013 run-off activity, partially offset by an increase in provisions for bad debt of $2.0 million and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million.

The reduction in estimates of net ultimate losses relating to prior periods of $215.5 million comprised reductions in IBNR reserves of $265.2 million partially offset by net incurred loss development of $49.7 million. The decrease in the aggregate estimate of net IBNR reserves of $265.2 million (compared to $267.4 million during the year ended December 31, 2012), was comprised of $69.8 million relating to asbestos liabilities (compared to $36.4 million in 2012), $4.9 million relating to environmental liabilities (compared to $2.6 million in 2012), $42.6 million relating to general casualty liabilities (compared to $96.3 million in 2012), $42.1 million relating to workers compensation liabilities (compared to $52.7 million in 2012) and $105.8 million relating to all other remaining liabilities (compared to $79.4 million in 2012).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate reduction in net IBNR reserves of $265.2 million, relating to prior periods, was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 108 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $310.5 million for net paid losses of $360.2 million, related to the settlement of non-commuted losses in the year and 108 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of one of our top ten assumed exposures and one of our top ten ceded recoverables as at January 1, 2013). Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2013 amounted to $29.8 million (comprising $97.3 million of assumed case reserves and LAE reserves partially offset by $67.5 million of ceded incurred reinsurance recoverable case reserves).

The increase in aggregate provisions for bad debt of $2.0 million was a result of additional provisions being allowed in the quarter for contractual disputes with reinsurers, offset by cash collections and commutations on certain reinsurance receivables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2012

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2012 of $238.0 million was attributable to a reduction in estimates of net ultimate losses of $218.1 million, a reduction in aggregate provisions for bad debt of $3.1 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.3 million, relating to 2012 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $22.6 million.

The reduction in estimates of net ultimate losses of $218.1 million comprised net incurred loss development of $49.3 million and reductions in net IBNR reserves of $267.4 million. During the three months ended December 31, 2012, one of the Company’s insurance entities, following an exposure-based review of all advised claims, allocated $52.4 million of net IBNR reserves to specific net case and LAE reserves. Excluding this allocation, net incurred loss development for the year ended December 31, 2012 was a favorable $3.1 million and reductions in net IBNR reserves amounted to $215.0 million. The decrease in the aggregate estimate of net IBNR reserves of $215.0 million, excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves (compared to $224.8 million during the year ended December 31, 2011), was comprised of $36.4 million relating to asbestos liabilities (compared to $57.9 million in 2011), $2.6 million relating to environmental liabilities (compared to $2.8 million in 2011), $96.3 million relating to general casualty liabilities (compared to $91.6 million in 2011), and $79.7 million relating to all other remaining liabilities (compared to $72.5 million in 2011).

The aggregate reduction in net IBNR reserves of $215.0 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data, following 101 commutations, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2012, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred favorable loss

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development, excluding the allocation by one of the Company’s insurance entities of $52.4 million from net IBNR reserves to specific net case and LAE reserves, of $3.1 million, resulting from settlement of net advised case and LAE reserves of $317.6 million for net paid losses of $314.5 million, related to the settlement of non-commuted losses in the year and 101 commutations of assumed and ceded exposures. Net incurred liabilities settled by way of commutation during the year ended December 31, 2012 amounted to $26.6 million (comprising $163.1 million of assumed incurred liabilities partially offset by $136.5 million of ceded incurred reinsurance recoverables) compared to the net aggregate reduction in advised case reserves during the same period of $317.6 million (excluding the allocation of $52.4 million from net IBNR reserves to specific net case and LAE reserves).

The reduction in aggregate provisions for bad debt of $3.1 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

Year Ended December 31, 2011

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2011 of $293.5 million was attributable to a reduction in estimates of net ultimate losses of $248.2 million, a reduction in aggregate provisions for bad debt of $42.8 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $45.1 million, relating to 2011 run-off activity, partially offset by the amortization, over the estimated payout period, of fair value adjustments relating to companies acquired amounting to $42.7 million.

The reduction in estimates of net ultimate losses of $241.2 million comprised net incurred favorable loss development of $23.4 million and reductions in net IBNR reserves of $224.8 million. The decrease in the aggregate estimate of net IBNR reserves of $224.8 million was comprised of $57.9 million relating to asbestos liabilities, $2.8 million relating to environmental liabilities and $164.1 million relating to all other remaining liabilities. The aggregate reduction in net IBNR reserves of $224.8 million was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data, following 113 commutations (including three commutations completed shortly after December 31, 2011), to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2011, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts.

The net incurred favorable loss development of $23.4 million, resulting from settlement of net advised case and LAE reserves of $311.6 million for net paid losses of $288.2 million, related to the settlement of non-commuted losses in the year and approximately 110 commutations of assumed and ceded exposures, excluding the three commutations completed subsequent to December 31, 2011. Net incurred liabilities settled by way of commutation during the year ended December 31, 2011 (excluding the three commutations completed subsequent to December 31, 2011) amounted to $71.5 million compared to the net reduction in advised case reserves during the same period of $311.6 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in aggregate provisions for bad debt of $42.8 million was a result of the collection, primarily during the three months ended December 31, 2011, of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

Active Underwriting Segment

2013
Active Underwriting
Balance as of January 1	$—
Less: total reinsurance reserves recoverable	—

—
Acquired on purchase of subsidiaries	200,374
Net increase in ultimate losses and loss adjustment expenses incurred:
Current period	19,303
Net losses paid:
Current period	(30,626)
Effect of exchange rate movement	1,286

Net balance as of December 31	190,337
Plus: total reinsurance reserves recoverable	25,055

Balance as at December 31	$215,392

The net increase in ultimate losses and loss adjustment expense liabilities for the active underwriting segment for the year ended December 31, 2013 was as follows:

	Year Ended December 31, 2013
	Prior Period	Current Period	Total
Net losses paid	$—	$30,626	$30,626
Net change in case and LAE reserves	—	(9,621)	(9,621)
Net change in IBNR reserves	—	(1,653)	(1,653)

Increase in estimates of net ultimate losses	—	19,352	19,352
Reduction in provisions for unallocated loss adjustment expense liabilities	—	(49)	(49)

Net increase in ultimate losses and loss adjustment expense liabilities	$—	$19,303	$19,303

9.    POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

The Company has entered into long duration contracts that subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life and annuity benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. The Company establishes and reviews its life and annuity reserves regularly based upon cash flow projections. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used to determine policy benefit reserves are best estimate assumptions that are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they result in a material reserve change. The Company establishes these estimates based upon transaction specific historical experience, information provided by the ceding company and industry experience studies. Actual results could differ materially from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. The Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs. If such a review produces reserves in excess of those currently held then the lock-in assumptions are revised and an additional life and annuity benefit reserve is recognized at that time.

Policy benefits for life and annuity contracts as at December 31, 2013 and 2012 were as follows:

	2013	2012
Life	$380,874	$11,027
Annuities	963,323	—

	1,344,197	11,027
Fair value adjustments	(71,097)	—

	$1,273,100	$11,027

10.    PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, active underwriting and life and annuities segments for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Direct	$17,250	$121,986	$—	$—	$—	$—
Assumed	(3,084)	2,276	—	—	—	—
Ceded	(4,933)	(11,651)	—	—	—	—

Net	$9,233	$112,611	$—	$—	$—	$—

Active underwriting
Direct	10,214	12,416	$—	$—	$—	$—
Assumed	19,890	19,796	—	—	—	—
Ceded	—	—	—	—	—	—

Net	$30,104	$32,212	$—	$—	$—	$—

Life and annuities
Life	$63,856	$94,984	$3,511	$3,511	$3,543	$3,543

Non-life run-off

Net premiums written and earned by SeaBright totaled $9.2 million and $112.6 million from the date of acquisition to December 31, 2013, respectively. Now that SeaBright’s exit from the mandatory renewal process

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been approved, the Company expects that SeaBright will no longer generate premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies. As at December 31, 2013, SeaBright had total unearned premiums of $1.2 million.

Active underwriting

Net premiums written and earned by Atrium and Arden combined totaled $30.1 million and $32.2 million, respectively, from their dates of acquisition to December 31, 2013. As at December 31, 2013, Atrium and Arden had total unearned premiums of $59.5 million and $6.3 million, respectively.

Life and annuities

Life and annuity premiums written by the Company’s life and annuities segment totaled $63.9 million, $3.5 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, and net earned premiums, over the same periods, totaled $95.0 million, $3.5 million and $3.5 million, respectively. The Company’s life companies continue to collect premiums in relation to the unexpired policies assumed on acquisition. As at December 31, 2013, Pavonia had total unearned premiums of $3.7 million.

For the year ended December 31, 2013, the Company’s life and annuities segment consisted of both Pavonia and Laguna, while for the years ended December 31, 2012 and 2011, it consisted of Laguna only.

11.    RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment, and are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013, the date of acquisition, to December 31, 2013, none of the Company’s direct premiums written related to retrospectively rated contracts. The Company has recorded $8.8 million for retrospective premiums receivable and $27.5 million for return retrospective premiums payable as at December 31, 2013.

12.    GOODWILL AND INTANGIBLE ASSETS

The following tables show the Company’s goodwill and intangible assets as at December 31, 2013 and 2012:

2013	Goodwill	Intangible assets with a definite life-Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life-FVA
Balance as at January 1, 2013	$21,222	$—	$—	$21,222	$211,507
Acquired during the year	38,848	27,000	63,000	128,848	33,623
Intangible assets amortization	—	—	—	—	(21,183)

Balance as at December 31, 2013	$60,070	$27,000	$63,000	$150,070	$223,947

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2012	Goodwill	Intangible assets with a definite life-Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life-FVA
Balance as at January 1, 2012	$21,222	$—	$—	$21,222	$243,904
Acquired during the year	—	—	—	—	(9,825)
Intangible assets amortization	—	—	—	—	(22,572)

Balance as at December 31, 2012	$21,222	$—	$—	$21,222	$211,507

Intangible assets with a definite life include:

(i)

Fair value adjustments (“FVA”) relate to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts and reinsurance recoverables and are included as a component of each balance sheet line item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts and over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables; and

(ii)

Other intangible assets relate to the values associated with the distribution channel and brand related to the Company’s acquisition of Atrium. These assets will be amortized on a straight-line basis a over a period of ten to fifteen years.

Intangible asset amortization during the years ended December 31, 2013, 2012 and 2011 totaled $21.2 million, $22.6 million and $42.7 million, respectively

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at December 31, 2013 and 2012 were as follows:

	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expense	$500,485	$(282,178)	$218,307	$552,455	$(255,943)	$296,512
Reinsurance balances recoverable	(179,116)	113,659	(65,457)	(178,377)	93,372	(85,005)
Policy benefits for life and annuity contracts	86,332	(15,235)	71,097	—	—	—

Total	407,701	(183,754)	223,947	374,078	(162,571)	211,507
Other::
Distribution channel	20,000	—	20,000	—	—	—
Brand	7,000	—	7,000	—	—	—

Total	27,000	—	27,000	—	—	—

Total intangible assets with a definite life	434,701	(183,754)	250,947	374,078	(162,571)	211,507
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	32,900	—	32,900	—	—	—
Management contract	30,100	—	30,100	—	—	—

Total intangible assets	$497,701	$(183,754)	$313,947	$374,078	$(162,571)	$211,507

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013 the allocation of the goodwill to the Company’s non-life run-off and active underwriting segments was $21.2 million and $38.8 million, respectively, as compared to $21.2 million and $nil as at December 31, 2012.

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s intangible assets with a definite life for each segment is as follows:

Year	Non-life Run-off	Active Underwriting	Life and Annuities	Total
2014	$23,485	$(5,693)	$9,271	$27,063
2015	19,246	(5,626)	8,249	21,869
2016	16,376	(3,384)	7,373	20,365
2017	14,569	(1,779)	6,862	19,652
2018	12,940	(573)	6,132	18,499

Total	$86,616	$(17,055)	$37,887	$107,448

13.    LOANS PAYABLE

The Company’s loans payable consist of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions and its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and general corporate purposes. The Company’s credit facilities related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”) and its term facility related to the 2013 acquisition of SeaBright (the “SeaBright Facility”). Until they were fully repaid on December 3, 2012, the Company also had loans outstanding related to share repurchase agreements with three of its executives and certain trusts and a corporation affiliated with the executives.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense of $12.4 million, $8.4 million and $8.5 million, respectively, on its loan facilities and loans related to the share repurchase agreements. All of the Company’s currently outstanding loan facilities are floating rate loans, and the fair values of these loans approximate their book values.

Amounts of loans payable outstanding, and accrued interest, as of December 31, 2013 and 2012 total $452.4 million and $107.4 million, respectively, and comprise:

Facility	Date of Facility	Facility Term	December 31, 2013	December 31, 2012
EGL Revolving Credit Facility	July 8, 2013	5 Years	$258,800	$—
SeaBright Facility	December 21, 2012	3 Years	111,000	—
Clarendon Facility	July 12, 2011	4 Years	78,995	106,500

			448,795	106,500
Accrued interest			3,651	930

Total loans payable			$452,446	$107,430

Amendment and Restatement of EGL Revolving Credit Facility

On July 8, 2013, the Company, and certain of its subsidiaries, as borrowers, as well as certain of its subsidiaries, as guarantors, entered into an amendment and restatement of its existing Revolving Credit Facility

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The EGL Revolving Credit Facility is secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries are required to be paid. Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus 2.75%, plus an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. Any unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 1.10%. The EGL Revolving Credit Facility imposes various financial and business covenants on the Company, the guarantors and certain other material subsidiaries, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, restrictions on dividends and limitations on liens. As of December 31, 2013 all of the financial covenants relating to the EGL Revolving Credit Facility were met.

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

During 2013, the Company borrowed $258.8 million under the EGL Revolving Credit Facility to fund certain acquisitions and for general corporate purposes. The interest rate on these borrowings was approximately 2.9%, subject to periodic adjustment in accordance with the terms of the EGL Revolving Credit Facility.

Clarendon Facility

On March 4, 2011, the Company, through Clarendon Holdings, Inc., entered into a $106.5 million term facility agreement (the “Clarendon Facility”) with NAB. The Clarendon Facility provides a four-year term loan facility, which was fully drawn upon on July 12, 2011 to fund 50% of the purchase price of Clarendon.

The Clarendon Facility is secured by a security interest in all of the assets of Clarendon Holdings, Inc., as well as a first priority lien on the stock of both Clarendon Holdings, Inc. and Clarendon. Interest is payable at the end of each interest period chosen by Clarendon Holdings, Inc. or, at the latest, each six months. The interest rate is LIBOR plus 2.75%. The Clarendon Facility is subject to various financial and business covenants, including limitations on mergers and consolidations, restrictions as to disposition of stock and limitations on liens on the stock. As of December 31, 2013, all of the financial covenants relating to the Clarendon Facility were met.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 31, 2013, the Company repaid $27.5 million of the outstanding principal on its Clarendon Facility reducing the outstanding principal as of December 31, 2013 to $79.0 million.

SeaBright Facility

On December 21, 2012, the Company, through AML Acquisition, Corp. (“AML Acquisition”), entered into a Term Facility Agreement with NAB and Barclays (the “SeaBright Facility”). The SeaBright Facility provides a four-year term loan facility, which AML Acquisition fully drew down on February 5, 2013 in an amount of $111.0 million to partially fund the Company’s acquisition of SeaBright Holdings, Inc. (“SeaBright”). The Company acquired SeaBright on February 7, 2013 by way of a merger of AML Acquisition with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as an indirect, wholly-owned subsidiary of the Company.

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

From the date of the SeaBright Facility until the draw down on February 5, 2013, the undrawn and uncancelled amount of the SeaBright Facility incurred a fee of 1% per annum. Interest on amounts borrowed under the SeaBright Facility is payable at the end of each interest period chosen by the borrower or, at the latest, each six months. The interest rate is LIBOR plus 2.75% for the first 18 months from February 5, 2013 and increases to LIBOR plus 3.50% thereafter; the interest rate is subject to increase by an incremental amount tied to certain regulatory costs, if any, that may be incurred by the lenders. The SeaBright Facility imposes various financial and business covenants on SeaBright, including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens. As at December 31, 2013, all of the financial covenants relating to the SeaBright Facility were met.

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

SeaBright Surplus Notes

On August 26, 2013, the Company fully repaid the outstanding principal and accrued interest of $12.1 million associated with the subordinated floating rate surplus notes issued by SeaBright in a private placement in May 2004. Interest expense for the period from February 7, 2013 (the date of acquisition of SeaBright) to December 31, 2013 was $0.3 million.

14.    REDEEMABLE NONCONTROLLING INTEREST

The redeemable noncontrolling interest comprises the 40% ownership interest in Northshore held by Trident. Northshore owns 100% of Atrium and Arden. The redeemable noncontrolling interest is classified outside of permanent shareholders’ equity on the Company’s consolidated balance sheets due to the redemption

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rights held by Trident, which are described in Note 3 — Acquisitions. The Company recognizes changes in the redemption value of the Trident interest in Northshore’s earnings as if the balance sheet date was also the redemption date. As at December 31, 2013, there were no adjustments recorded through retained earnings as the redemption value of the Trident interest approximated its carrying value.

A reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable noncontrolling interest is as follows:

Redeemable noncontrolling interest
Balance as at December 31, 2012	$—
Redeemable noncontrolling interest, initial contributions	96,689
Net earnings attributable to redeemable noncontrolling interest	4,170

Balance as at December 31, 2013	$100,859

15.    SHARE CAPITAL

As at December 31, 2013 and 2012, the authorized share capital was 111,000,000 ordinary shares (“Voting Ordinary Shares”) and non-voting convertible ordinary shares (“Non-Voting Ordinary Shares”), each par value $1.00 per share and 45,000,000 preference shares of par value $1.00 per share. Each Voting Ordinary Share entitles the holder thereof to one vote. In accordance with the Company’s bye-laws, however, any U.S. shareholder or direct foreign shareholder group whose shares constitute 9.5% or more of the voting power of our Voting Ordinary Shares would be entitled to less than one vote for each Voting Ordinary Share held by them.

Issued and fully paid Voting Ordinary Shares of par value $1.00 each:

	2013	2012
Balance, beginning of year	$13,752	$13,665
Issue of shares	6	43
Share awards granted/vested	45	44

Balance, end of year	$13,803	$13,752

Issued and fully paid Series A non-voting convertible ordinary shares of par value $1.00 each:

	2013	2012
Balance, beginning and end of year	$2,973	$2,973

Issued and fully paid Series C non-voting convertible ordinary shares of par value $1.00 each:

	2013	2012
Balance, beginning and end of year	$2,726	$2,726

Series B, C and D Non-Voting Ordinary Shares

In connection with the transactions consummated pursuant to the April 20, 2011 Investment Agreement (the “Investment Agreement”) between the Company and GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (collectively,

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the “Purchasers”), each of which is an affiliate of Goldman, Sachs & Co., the Company has authorized Non-Voting Ordinary Shares in three different series: Series B, C and D. Only Series C Non-Voting Ordinary Shares are issued and outstanding. There is no economic difference in the sub-series of Non-Voting Ordinary Shares, but there are slight differences in the limited voting rights of each sub-series that are designed to address certain regulatory matters that may affect the Purchasers.

In accordance with the Investment Agreement, the Company issued and sold to the Purchasers, at three different closings that occurred during 2011, securities for an aggregate purchase price of $291.6 million. As a result of all three closings, the Purchasers received: (i) 665,529 Voting Ordinary Shares, (ii) 2,725,637 Series C Non-Voting Ordinary Shares, and (iii) warrants providing the right to acquire 340,820 Non-Voting Ordinary Shares for an exercise price of $115.0 per share, subject to certain adjustments, that expire on April 20, 2021.

The Purchasers may elect to convert their Voting Ordinary Shares into Series B Non-Voting Ordinary Shares, Series C Non-Voting Ordinary Shares or Series D Non-Voting Ordinary Shares. Holders of the Series C Non-Voting Ordinary Shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D Non-Voting Ordinary Shares at their option. Holders of the Series B Non-Voting Ordinary Shares would have the right to convert such shares on a share-for-share basis, subject to certain adjustments, into Voting Ordinary Shares, Series C Non-Voting Ordinary Shares or Series D Non-Voting Ordinary Shares at their option.

Series B Convertible Participating Non-Voting Perpetual Preferred Stock

In connection with the agreement to acquire Torus, on July 8, 2013, the Company’s Board of Directors’ created 4,000,000 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value $1.00 per share (the “Non-Voting Preferred Shares”), from the authorized and unissued preference shares. The Company will issue a combination of Voting Ordinary Shares and Non-Voting Preferred Shares to certain shareholders of Torus at closing of the Amalgamation, as described in Note 3 — Acquisitions.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$208,604	$168,017	$153,693
Weighted average ordinary shares outstanding — basic	16,523,369	16,441,461	13,930,221

Net earnings per ordinary share attributable to Enstar Group Limited — basic	$12.62	$10.22	$11.03

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$208,604	$168,017	$153,693
Weighted average ordinary shares outstanding — basic	16,523,369	16,441,461	13,930,221
Share equivalents:
Unvested shares	117,850	162,454	196,670
Restricted share units	18,056	19,478	69,723
Warrants	44,167	—	—
Options	—	14,628	15,826

Weighted average ordinary shares outstanding — diluted	16,703,442	16,638,021	14,212,440

Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$12.49	$10.10	$10.81

17.    EMPLOYEE BENEFITS

Summary

Components of salaries and benefits are summarized as follows:

	2013	2012	2011
Salaries and benefits	$83,563	$63,689	$55,642
Defined contribution pension plan expense	6,023	4,240	4,864
2006 equity plan	2,923	2,894	2,662
Annual incentive plan	32,107	29,650	26,678

Total salaries and benefits	$124,616	$100,473	$89,846

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee share plans

Employee share awards are summarized as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	160,644	$17,989	203,930	$20,026	153,930	$13,019
Granted	4,959	557	5,633	472	71,621	5,957
Vested	(50,444)	5,855	(48,919)	4,736	(21,621)	1,907

Nonvested — December 31	115,159	$15,997	160,644	$17,989	203,930	$20,026

2006 Equity Incentive Plan / 2011-2015 Annual Incentive Compensation Program

For the years ended December 31, 2013, 2012 and 2011, nil, 191 and 16,328 shares, respectively, were awarded to employees under the 2006 Equity Incentive Plan (the “Equity Plan”).

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at December 31, 2013 and 2012 was $4.7 million and $7.6 million, respectively. This cost is expected to be recognized evenly over the next 1.8 years. Compensation costs of $2.9 million, $2.8 million and $2.7 million relating to these share awards were recognized in the Company’s statement of earnings for the years ended December 31, 2013, 2012 and 2011, respectively.

The total value of the awards for the years ended December 31, 2013 and 2012 were $nil and $1.5 million with the value of the 2012 award being charged against the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (the “Incentive Program”) accrual established for the year ended December 31, 2011.

The accrued expense relating to the Incentive Program for the years ended December 31, 2013 and 2012 was $32.1 million and $29.6 million, respectively, as compared to $26.7 million for the year ended December 31, 2011 relating to the Enstar Group Limited 2006-2010 Annual Incentive Compensation Program (“2006 Program”). The 2006 Program ended effective December 31, 2010. On February 23, 2011, the Company adopted the Incentive Program.

Enstar Group Limited Employee Share Purchase Plan

For the years ended December 31, 2013, 2012 and 2011, compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (the “Share Plan”) were recognized in the Company’s statement of earnings. As at December 31, 2013, 2012 and 2011, 4,959, 5,442 and 5,208 shares have been issued to employees under the Share Plan.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the years ended December 31, 2013, 2012 and 2011, 3,566 3,029 and 4,193 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded expenses related to the restricted share units for the years ended December 31, 2013, 2012 and 2011 of $0.5 million, $0.3 million and $0.4 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the 2010 PW Acquisition Company transaction (the “PWAC Plan”), are structured as defined contribution plans. Pension expense for the years ended December 31, 2013, 2012 and 2011 was $6.0 million, $4.5 million and $4.9 million, respectively.

In addition, the Company recorded pension expense relating to the PWAC Plan for the years ended December 31, 2013, 2012 and 2011 of $0.7 million, $0.8 million and $0.6 million, respectively. During 2013, an actuarial review was performed on the PWAC plan, which determined that the PWAC Plan’s unfunded liability, as at December 31, 2013, was $7.8 million as compared to $13.9 million as at December 31, 2012. As at December 31, 2013, PW Acquisition Company had an accrued liability of $7.8 million for the unfunded PWAC Plan liability.

18.    TAXATION

Earnings before income taxes includes the following components:

	2013	2012	2011
Domestic (Bermuda)	$193,063	$30,839	$44,983
Foreign	66,378	204,970	188,759

Total	$259,441	$235,809	$233,742

Tax expense (benefit) for income taxes is comprised of:

	2013	2012	2011
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	30,787	34,704	28,924

	30,787	34,704	28,924

Deferred:
Domestic (Bermuda)	—	—	—
Foreign	4,832	9,586	(3,640)

	4,832	9,586	(3,640)

Total tax expense	$35,619	$44,290	$25,284

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2013	2012	2011
Earnings before income tax	$259,441	$235,809	$233,742

Expected tax rate	—%	—%	—%
Foreign taxes at local expected rates	5.1%	20.8%	19.2%
Change in uncertain tax positions	(1.0)%	0.1%	—%
Change in valuation allowance	7.2%	(3.0)%	(8.4)%
Impact of Australian tax consolidation	—%	—%	0.8%
Other	2.4%	0.9%	(0.8)%

Effective tax rate	13.7%	18.8%	10.8%

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the table below:

	As of December 31,
	2013	2012
Deferred tax assets
Benefit of losses, deductions, and other carryforwards	$187,377	$162,389
Claims reserves, principally due to discounting for tax	217,283	27,195
Allowance for doubtful accounts receivable	22,303	16,703
Investments	—	7,552

	426,963	213,839

Deferred tax liabilities
Investments	(31,932)	(11,999)
Unrecognized income	(21,740)	—
Intangible asset from acquisition	(18,000)	—
Other	(5,424)	—

Net deferred tax asset before valuation allowance	349,867	201,840
Valuation allowance	(366,650)	(202,365)

Net deferred tax liability	$(16,783)	$(525)

As of December 31, 2013 and 2012, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $357.4 million and $346.9 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit.

As of December 31, 2013 and 2012, U.S. subsidiaries had deductible losses for tax purposes of approximately $315.0 million and $234.5 million, respectively. Under U.S. tax law, these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

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

The Company had unrecognized tax benefits of $2.2 million, $5.8 million and $5.6 million relating to uncertain tax positions as of December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, there were certain reductions to unrecognized tax benefits due to the expiration of statutes of limitations of $0.3 million, $nil and $0.1 million, respectively, which were included in net earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance, beginning of year	$5,821	$5,621	$5,566
Gross increases — tax positions related to prior years	114	221	161
Gross decreases — tax positions related to prior years	(3,346)	(12)	—
Lapse of statute of limitations	(340)	(9)	(106)

Balance, end of year	$2,249	$5,821	$5,621

Included in the balances at December 31, 2013, 2012 and 2011 were $1.5 million, $4.4 million and $4.4 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

It is reasonably possible that the amount of unrecognized tax benefits with respect to certain of the unrecognized tax positions could decrease by up to approximately $2.0 million within the next 12 months if the statute of limitations expires on certain tax periods.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $0.2 million, $nil and $0.1 million, respectively. The Company had approximately $0.7 million, $1.5 million and $1.2 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2013, 2012 and 2011, respectively.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2007, 2010 and 2007, respectively.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    RELATED PARTY TRANSACTIONS

Stone Point Capital LLC

Following several private transactions occurring from May 2012 to July 2012, Trident acquired approximately 9.7% of the Company’s voting ordinary shares. On November 6, 2013, the Company appointed James D. Carey to its Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for the Trident funds, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC, the manager of the Trident funds. In addition, the Company entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium and Arden acquisitions and the pending Torus acquisition. Refer to Note 3 — “Acquisitions” for a description of these co-investment transactions. Mr. Carey serves as a Trident representative on the board of the holding company established in connection with the Atrium/Arden co-investment transaction and is expected to serve as a representative on the Torus board and on the board of the holding company established in connection with the Torus co-investment transaction following the closing of the Amalgamation.

The Company has investments in two funds (carried within other investments) affiliated with entities owned by Trident. As of December 31, 2013, the fair value of the investments in the two funds was $87.7 million. The Company has also invested in a fund managed by Sound Point Capital, an entity in which Mr. Carey has an approximately 4% indirect ownership interest and serves as director. As of December 31, 2013, the fair value of this investment was $21.6 million. The Company has recognized $1.2 million in net realized and unrealized gains in respect of this investment as of December 31, 2013.

Subsequent to December 31, 2013, the Company made a commitment to invest up to $20.0 million in the Trident Parallel VI Fund, a fund managed by Stone Point Capital LLC.

Goldman Sachs & Co.

As of December 31, 2013, affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.8% of the Company’s voting ordinary shares and 100% of the Company’s non-voting convertible ordinary shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of December 31, 2013, the Company had an investment in one fund (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $3.2 million. Subsequent to December 31, 2013, the Company invested £12.5 million in indirect non-voting interests of two companies affiliated with Hastings Insurance Group Limited. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities the Company has invested in.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at December 31, 2013, the Company’s total reinsurance recoverable from GAFG entities amounted to $340.8 million. As at December 31, 2013, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $256.1 million represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable. The $256.1 million recoverable from that GAFG entity at December 31, 2013 was secured by a trust account. The balance of $84.7 million as at December 31, 2013 was recoverable from GAFG entities rated A- and higher.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    RETAINED EARNINGS AND STATUTORY RESTRICTIONS

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

As at December 31, 2013, the amount of consolidated retained earnings of the Company that was free of restrictions and therefore potentially available to be distributed to the Company’s ordinary shareholders was $1,177.5 million (2012: $972.9 million). This amount is held primarily within our insurance and reinsurance subsidiaries and represents retained earnings held in those companies in excess of their minimum regulatory requirements. Although these amounts are in excess of statutory minimums, regulators may nonetheless further restrict distributions, and therefore actual amounts available for distribution to shareholders are likely to be significantly less. In addition, the Company does not intend to pay dividends on its ordinary shares, as it intends instead to reinvest any distributions from its subsidiaries back into the Company, primarily as a means to fund future acquisitions.

Statutory Restrictions

The Company’s insurance and reinsurance subsidiaries prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable local regulatory authority. The statutory financial statements may vary materially from statements prepared in accordance with U.S. GAAP.

The statutory capital and surplus amounts for the years ended December 31, 2013 and 2012 and statutory net income (loss) amounts for the years ended December 31, 2013, 2012 and 2011 for the Company’s insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Europe were as follows:

	Statutory Capital and Surplus
	Minimum Required		Actual		Statutory Income (Loss)
	2013	2012	2013	2012	2013	2012	2011
Bermuda	$109,010	$92,606	$833,263	$627,335	$103,852	$98,247	$80,022
U.K.	$83,410	$80,324	$592,992	$506,459	$76,685	$64,015	$114,403
Australia	$65,894	$82,007	$99,174	$94,042	$19,131	$4,651	$13,979
U.S.	$138,331	$102,114	$879,947	$445,818	$4,725	$(42,109)	$(8,234)
Europe	$12,965	$38,642	$142,216	$173,974	$11,035	$7,578	$22,356

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the United Kingdom, Australia, the United States and Europe. Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bermuda — Non-life Run-off / Active Underwriting

The Company’s Bermuda-based insurance and reinsurance subsidiaries are registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act requires that the Company’s Bermuda-based insurance and reinsurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss expenses or premiums or pursuant to a risk-based capital measure.

Each of the Company’s regulated Bermuda insurance and reinsurance subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin (which is a function of outstanding losses) or liquidity ratio (which is a function of relevant assets) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of the Company’s regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the prior approval of the Bermuda regulator, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. In addition, the Company’s Bermuda insurance companies that are in run-off are required to seek regulatory approval for any dividends or distributions.

As of December 31, 2013 and 2012, each of the Company’s Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $724.3 million as of December 31, 2013 (2012: $534.7 million) and exceeded minimum liquidity requirements by $459.1 million as of December 31, 2013 (2012: $369.4 million).

United Kingdom — Non-life Run-off

The Company’s U.K. based insurance subsidiaries are regulated by the U.K. Prudential Regulatory Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”), which together replaced the Financial Services Authority effective April 1, 2013 (the PRA and FCA collectively, the “U.K. Regulator”).

The Company’s U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2013 and 2012, all of the Company’s U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements (or received a waiver from the U.K. Regulator from the requirement to remedy any shortfall) and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $509.6 million and $426.1 million as of December 31, 2013 and 2012, respectively.

In addition, the U.K. Regulator’s Individual Capital Adequacy Standards framework (“ICAS framework”), requires insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment amount (“ICA amount”), which is the company’s internal calculation of its capital requirements under the ICAS framework. This is intended to ensure a company holds sufficient capital such that there is no material risk that its liabilities cannot be met as they fall due. In 2009, the European Parliament approved the Solvency II framework directive. Solvency II is expected to take effect in January 2016. Solvency II will set out new, strengthened EU-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of EU insurers.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The U.K. Regulator’s rules require the Company’s U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the ICA and the estimated capital requirement for Solvency II purposes when assessing requests to make distributions and therefore dividends approved by the U.K. Regulator will often significantly differ from any surplus capital above the entity’s minimum capital resources requirements.

Lloyd’s — Non-life Run-off / Active Underwriting

As of December 31, 2013, the Company participated in the Lloyd’s market through its interests in: (i) Atrium Underwriting Group, which manages S609 and provides approximately one quarter of the syndicate’s capital; and (ii) Shelbourne, which consists of an approved Lloyd’s managing agent, a corporate member and S2008, a wholly aligned syndicate that has permission to underwrite RITC and other legacy or discontinued business type transactions with other Lloyd’s syndicates. The Lloyd’s market is currently in the Solvency II internal model application process under Lloyd’s supervision. The Company’s Lloyd’s operations will therefore be required to meet Solvency II standards when they come into effect.

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the ICA. The amount of the Funds at Lloyd’s is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the U.K. Regulator. In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by S2008. RITC is generally put in place after the third year of operations of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members.

The Company’s total capital commitment to S2008 and S609 was £133.0 million (approximately $220.2 million). The capital commitment was financed from available cash on hand of $146.2 million and a letter of credit of $74.0 million.

Australia — Non-life Run-off

The Company’s Australian insurance subsidiary is regulated and subject to prudential supervision by the Australian Prudential Regulation Authority (“APRA”). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements to enable their insurance obligations to be met under a wide range of circumstances. As of January 1, 2013, APRA introduced capital reforms that have modified how Australian insurers meet their capital requirements and have introduced additional regulatory obligations with respect to capital oversight and capital reporting, which apply to our subsidiary. The new capital requirements were brought in to enhance and strengthen capital adequacy in the market and increase the level of internal oversight and review for insurers. The Company’s Australian insurance subsidiary meets the new capital requirements.

An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends. The Company’s insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend. As of December 31, 2013 and 2012, the Company’s Australian-based insurance subsidiary exceeded the required 99.5% level of sufficiency by $33.3 million and $12.0 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States — Non-life Run-off

The Company’s U.S. non-life run-off insurance and reinsurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, licensed and/or approved to conduct business. These laws restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states or states in which any of the insurance or reinsurance subsidiaries are domiciled. Generally, prior regulatory approval must be obtained before an insurer may pay a dividend or make a distribution above a specified level.

The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on a statutory basis prescribed or permitted by such authorities. Statutory accounting principles differ from U.S. GAAP in the treatment of various items, including treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. For all of the Company’s U.S. insurance and reinsurance subsidiaries, with the exception of one subsidiary, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by the National Association of Insurance Commissioners (“NAIC”). In 2013, one of the Company’s U.S. insurance and reinsurance subsidiaries increased reserves for adjusting and other expenses in its statutory financial statements. As at December 31, 2012, these reserves of approximately $47.0 million had been recorded at its immediate parent company level. This had no impact on the consolidated financial statements for the Company. The same U.S. insurance and reinsurance subsidiary also has a permitted accounting practice to treat an adverse development cover reinsurance agreement as prospective reinsurance. The U.S. insurance and reinsurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules.

As of December 31, 2013 and 2012, all of the Company’s U.S. non-life run-off insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital, with the exception of one subsidiary that was acquired while under supervision. On an aggregate basis, the U.S.-based non-life run-off insurance and reinsurance subsidiaries (excluding the subsidiary under supervision) exceeded their minimum levels of risk-based capital as of December 31, 2013 and 2012 by $642.7 million and $354.3 million, respectively; the subsidiary under regulatory supervision was below its minimum required risk-based capital level by approximately $5.6 million as of December 31, 2013 (2012: $10.6 million). As a consequence of being under regulatory supervision, the subsidiary’s regulator must approve any and all disbursements, new contracts or agreements. The Company does not believe this subsidiary’s non-compliance presents material risk to the Company’s operations or financial condition.

United States/Canada — Life and Annuities

The Company’s life and annuities subsidiaries file financial statements with state insurance regulatory authorities and the NAIC in the United States and the Office of Superintendent of Financial Institutions (“OSFI”) in Canada (as a result of one of the Company’s subsidiaries having a Canadian branch operation). Such statements are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities which may vary materially from GAAP. SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as other laws, regulations and administrative rules promulgated by the state insurance departments. SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with GAAP are that statutory financial statements do not reflect deferred acquisition costs, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.

The Company’s life and annuity companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC and OSFI. RBC is used to evaluate the adequacy of capital and surplus maintained by the Company’s life and annuities companies in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk.

As of December 31, 2013, the Company’s life and annuities subsidiaries exceeded their minimum RBC requirements by $104.5 million. These subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. As of December 31, 2013, the maximum dividend payout which may be made without prior approval is $nil.

Europe — Non-life Run-off

The Company’s Swiss insurance subsidiary is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations (“SST”) as stipulated by the Insurance Supervisory Act. As of December 31, 2013 and 2012, this subsidiary exceeded the Solvency I requirements by $118.1 million (2012: $103.9 million) and exceeded the SST requirements by $67.4 million (2012: $44.9 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution. During 2013, the Company exited Belgium, Denmark and Sweden.

Europe — Life and Annuities

One of the Company’s life insurance subsidiaries files its audited financial statements with the Companies Registration Office in Ireland. The financial statements are prepared in accordance with the provisions of the Companies Act, 1963 to 2013, and the European Communities (Insurance Undertakings: Accounts) Regulations, 1996.

The financial statements of this subsidiary are prepared in accordance with applicable accounting standards under the historical cost convention, as modified by the revaluation of investments, and comply with financial reporting standards of the Accounting Standards Board, as promulgated by the Institute of Chartered Accountants in Ireland.

In addition, this subsidiary files audited regulatory returns with the Central Bank of Ireland. The returns are prepared in accordance with the European Communities (Life Assurance) Framework Regulations, 1994. The Company has exceeded the minimum required solvency margin as at December 31, 2013 and 2012 by $11.0 million and $11.7 million, respectively. The subsidiary cannot make any distributions with the prior approval of the Central Bank of Ireland, any such payments must be paid within six months of the most recent actuarial investigation, the purpose of which is ensure that the subsidiary’s insurance policyholders are not negatively affected.

Restricted net assets of consolidated subsidiaries

As at December 31, 2013, the total amount of net assets of the Company’s consolidated subsidiaries that were restricted was $732.5 million (2012: $617.2 million).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    COMMITMENTS AND CONTINGENCIES

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

The Company’s investments are held by 36 different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls over their investment processes that are certified annually. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $2.8 billion and $1.8 billion as of December 31, 2013 and 2012, respectively.

Leases

The Company leases office space under operating leases expiring in various years through 2018. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of December 31, 2013:

2013	$5,912
2014	4,781
2015	2,759
2016	585
2017	406
2018	309

$14,752

Rent expense for the years ended December 31, 2013, 2012 and 2011 was $5.5 million, $3.9 million and $3.0 million, respectively.

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments for the years ended December 31, 2013 and 2012:

December 31, 2013			December 31, 2012
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
$291,000	$176,760	$114,240	$251,000	$163,409	$87,591

Guarantees

As at December 31, 2013 and 2012, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $228.5 million and $213.3 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions

The Company has entered into definitive agreements with respect to: (i) the Reciprocal of America loss portfolio transfer, which management expects to close in the second quarter of 2014; and (ii) the Amalgamation of Veranda and Torus Insurance Holdings Limited, which is expected to close in the first quarter of 2014. The Torus acquisition agreement is described in Note 3 — “Acquisitions,” and the Reciprocal of America agreement is described in Note 4 — “Significant New Business.”

In connection with the acquisition of Torus, the Company has entered into an Investors Agreement with Trident and will enter into a Shareholders’ Agreement with Trident at the closing of the Torus Amalgamation. The Company’s obligations and rights relating to the Investors and Shareholders’ Agreements are described in Note 3 — “Acquisitions.”

Pursuant to the Amalgamation Agreement to acquire Torus, the Company has agreed that at the closing of the Amalgamation, it will issue 2,612,346 shares (which will consist of a combination of Voting Ordinary Shares and Non-Voting Preferred Shares) and pay cash of approximately $69.2 million to fund its share of the purchase price, as described in Note 3 — “Acquisitions.” At closing, the Company will also enter into a Shareholder Rights Agreement with First Reserve and a Registration Rights Agreement with First Reserve and Corsair; the obligations and rights under these agreements are also described in Note 3.

Legal Proceedings

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

22.    SEGMENT INFORMATION

Due to the Company’s acquisition of the Pavonia companies on March 31, 2013 and the acquisitions of Arden and Atrium on September 9, 2013 and November 25, 2013, respectively, the Company reevaluated its segment reporting and began measuring the results of its operations in three segments: (i) non-life run-off; (ii) life and annuities and (iii) active underwriting.

The Company’s non-life run-off segment comprises the operations and financial results of those subsidiaries acquired for the purpose of running off their property and casualty business.

The Company’s life and annuities segment comprises the operations and financial results of those subsidiaries, primarily the Pavonia companies, operating in the closed-block of life and annuity business. Certain new significant accounting policies applicable to the life and annuities segment were adopted during the year and are described in Note 1 — “Significant New Accounting Policies.”

The Company’s active underwriting segment comprises the operations and financial results of Atrium and its subsidiaries and Arden. Results related to Arden’s reinsurance to Atrium are included within the Company’s active underwriting segment, while results related to Arden’s discontinued business are included within the Company’s non-life run-off segment. Once the Company completes the acquisition, the active underwriting segment will also include substantially all of the activities of Torus Insurance Holdings Limited and its

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries (some of Torus’ lines of business are in run-off and will accordingly be accounted for within the Company’s non-life run-off segment).

Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned.

The elimination items includes the elimination of intersegment revenues and expenses.

The Company’s total assets by segment were:

	December 31, 2013	December 31, 2012
Total assets — non-life run-off	$6,619,992	$5,825,402
Total assets — life and annuities	1,414,987	52,859
Total assets — active underwriting	585,176	—

	$8,620,155	$5,878,261

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2013, 2012, 2011:

	December 31, 2013
	Non-life run-off	Life and annuities	Active underwriting	Eliminations	Consolidated
Net premiums earned	$112,611	$94,984	$32,212	$—	$239,807
Fees and commission income	12,785	—	2,708	(2,676)	12,817
Net investment income	64,048	30,182	521	(1,456)	93,295
Net realized and unrealized gains (losses)	79,368	(9,259)	542	—	70,651

	268,812	115,907	35,983	(4,132)	416,570

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned — non-life run-off	74,139	—	—	—	74,139
Losses incurred — active underwriting	—	—	19,352	—	19,352
Reduction in estimates of net ultimate losses	(215,480)	—	—	—	(215,480)
Increase in provisions for bad debt	1,999	—	—	—	1,999
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,580)	—	(49)	—	(49,629)
Amortization of fair value adjustments	5,947	—	—	—	5,947

	(182,975)	—	19,303	—	(163,672)
Life and annuity policy benefits	—	78,354	—	—	78,354
Acquisition costs	14,379	8,820	—	—	23,199
Salaries and benefits	117,141	4,799	2,676	—	124,616
General and administrative expenses	67,979	16,039	5,270	(2,676)	86,612
Interest expense	12,057	1,456	332	(1,456)	12,389
Net foreign exchange (gains) losses	(5,909)	158	1,382	—	(4,369)

	22,672	109,626	28,963	(4,132)	157,129

EARNINGS BEFORE INCOME TAXES	246,140	6,281	7,020	—	259,441
INCOME TAXES	(34,191)	(1,243)	(185)	—	(35,619)

NET EARNINGS	211,949	5,038	6,835	—	223,822
Less: Net earnings attributable to noncontrolling interest	(12,076)	—	(3,142)	—	(15,218)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$199,873	$5,038	$3,693	$—	$208,604

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Non-life run-off	Life and annuities	Eliminations	Consolidated
Net premiums earned	$—	$3,511	$—	$3,511
Fees and commission income	9,283	—	(713)	8,570
Net investment income	76,813	947	—	77,760
Net realized and unrealized gains	71,730	1,882	—	73,612

	157,826	6,340	(713)	163,453

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(218,116)	—	—	(218,116)
Reduction in provisions for bad debt	(3,111)	—	—	(3,111)
Reduction in provisions for unallocated loss adjustment expense liabilities	(39,298)	—	—	(39,298)
Amortization of fair value adjustments	22,572	—	—	22,572

	(237,953)	—	—	(237,953)
Life and annuity policy benefits	—	(300)	—	(300)
Salaries and benefits	99,342	1,131	—	100,473
General and administrative expenses	55,731	1,574	(713)	56,592
Interest expense	8,426	—	—	8,426
Net foreign exchange losses (gains)	644	(238)	—	406

	(73,810)	2,167	(713)	(72,356)

EARNINGS BEFORE INCOME TAXES	231,636	4,173	—	235,809
INCOME TAXES	(44,266)	(24)	—	(44,290)

NET EARNINGS	187,370	4,149	—	191,519
Less: Net earnings attributable to noncontrolling interest	(23,502)	—	—	(23,502)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$163,868	$4,149	$—	$168,017

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Non-life run-off	Life and annuities	Consolidated
Net premiums earned	$—	$3,543	$3,543
Fees and commission income	17,858	—	17,858
Net investment income	66,556	2,120	68,676
Net realized and unrealized gains	8,553	661	9,214
Gain on bargain purchase	—	13,105	13,105

	92,967	19,429	112,396

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(248,230)	—	(248,230)
Reduction in provisions for bad debt	(42,822)	—	(42,822)
Reduction in provisions for unallocated loss adjustment expense liabilities	(45,102)	—	(45,102)
Amortization of fair value adjustments	42,693	—	42,693

	(293,461)	—	(293,461)
Life and annuity policy benefits	—	1,557	1,557
Salaries and benefits	89,440	406	89,846
General and administrative expenses	70,841	969	71,810
Interest expense	8,529	—	8,529
Net foreign exchange losses (gains)	1,190	(817)	373

	(123,461)	2,115	(121,346)

EARNINGS BEFORE INCOME TAXES	216,428	17,314	233,742
INCOME TAXES	(25,311)	27	(25,284)

NET EARNINGS	191,117	17,341	208,458
Less: Net earnings attributable to noncontrolling interest	(54,765)	—	(54,765)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$136,352	$17,341	$153,693

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. CONDENSED	UNAUDITED QUARTERLY FINANCIAL DATA

	2013 Quarters Ended
	December 31	September 30	June 30	March 31
Net premiums earned — non-life run-off	$12,341	$28,134	$41,216	$30,920
Net premiums earned — life and annuities	29,323	30,540	34,380	741
Net premiums earned — active underwriting	32,212	—	—	—
Fees and commission income	5,012	2,398	2,960	2,447
Net investment income	23,071	25,009	27,252	17,963
Net realized and unrealized gains (losses)	31,440	37,010	(27,919)	30,120

	133,399	123,091	77,889	82,191

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned —non-life run-off	(14,153)	24,236	35,523	28,533
Losses incurred — active underwriting	19,352	—	—	—
Reduction in estimates of net ultimate losses	(134,068)	(27,850)	(48,500)	(5,062)
Increase (reduction) in provisions for bad debt	7,464	(5,465)	—	—
Reduction in provisions for unallocated loss and loss adjustment expense liabilities	(111)	(16,320)	(16,795)	(16,403)
Amortization of fair value adjustments	(3,540)	5,025	2,369	2,093

	(125,056)	(20,374)	(27,403)	9,161
Life and annuity policy benefits	20,970	31,081	25,562	741
Acquisition costs	5,050	6,149	9,613	2,387
Salaries and benefits	45,603	29,716	25,687	23,610
General and administrative expenses	19,538	29,126	20,002	17,946
Interest expense	3,593	3,270	3,091	2,435
Net foreign exchange (gains) losses	(375)	(673)	(8,403)	5,082

	(22,677)	78,295	48,149	61,362

EARNINGS BEFORE INCOME TAXES	164,076	44,796	29,740	20,829
INCOME TAXES	(21,893)	(1,340)	(4,542)	(7,844)

NET EARNINGS	142,183	43,456	25,198	12,985
Less: Netearnings attributable to noncontrolling interest	(4,722)	(3,469)	(6,001)	(1,026)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$137,461	$39,987	$19,197	$11,959

EARNINGS PER SHARE — BASIC:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$8.32	$2.42	$1.16	$0.72

EARNINGS PER SHARE — DILUTED:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$8.23	$2.39	$1.15	$0.72

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2012 Quarters Ended
	December 31	September 30	June 30	March 31
Net premiums earned — life and annuities	$819	$822	$896	$974
Fees and commission income	2,657	1,944	1,775	2,194
Net investment income	16,765	19,658	20,894	20,443
Net realized and unrealized gains	18,259	28,280	1,691	25,382

	38,500	50,704	25,256	48,993

Net reduction in ultimate losses and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(97,895)	(58,506)	(58,417)	(3,298)
Reduction in provisions for bad debt	(329)	—	(527)	(2,255)
Reduction in provisions for unallocated loss adjustment expense liabilities	(2,206)	(12,579)	(11,661)	(12,852)
Amortization of fair value adjustments	4,207	8,538	2,240	7,587

	(96,223)	(62,547)	(68,365)	(10,818)
Life and annuity policy benefits	(2,992)	822	896	974
Salaries and benefits	30,505	25,138	24,379	20,451
General and administrative expenses	13,169	14,409	14,156	14,858
Interest expense	2,540	1,713	2,062	2,111
Net foreign exchange (gains) losses	(2,212)	977	(627)	2,268

	(55,213)	(19,488)	(27,499)	29,844

EARNINGS BEFORE INCOME TAXES	93,713	70,192	52,755	19,149
INCOME TAXES	(13,943)	(14,700)	(11,905)	(3,742)

NET EARNINGS	79,770	55,492	40,850	15,407
Less: Netearnings attributable to noncontrolling interest	(9,864)	(7,776)	(129)	(5,733)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$69,906	$47,716	$40,721	$9,674

EARNINGS PER SHARE — BASIC:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$4.25	$2.90	$2.48	$0.59

EARNINGS PER SHARE — DILUTED:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$4.22	$2.86	$2.44	$0.58

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2011 Quarters Ended
	December 31	September 30	June 30	March 31
Net premiums earned — life and annuities	$1,080	$1,192	$1,271	$—
Fees and commission income	10,154	1,623	2,045	4,036
Net investment income	15,571	18,498	19,059	15,548
Net realized and unrealized gains (losses)	2,231	(8,512)	9,133	6,362
Gain on bargain purchase	—	—	—	13,105

	29,036	12,801	31,508	39,051

Net reduction in ultimate losses and loss adjustment expense liabilities:
Reduction in estimates of net ultimate losses	(173,924)	(43,615)	(28,079)	(2,612)
Reduction in provisions for bad debt	(38,751)	(2,399)	(1,672)	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(7,669)	(14,113)	(11,783)	(11,537)
Amortization of fair value adjustments	16,782	8,865	6,969	10,077

	(203,562)	(51,262)	(34,565)	(4,072)
Life and annuity policy benefits	(2,304)	2,340	1,521	—
Salaries and benefits	41,818	20,923	16,723	10,382
General and administrative expenses	5,090	20,759	28,211	17,750
Interest expense	2,431	2,435	1,697	1,966
Net foreign exchange (gains) losses	(15)	(8,878)	1,932	7,334

	(156,542)	(13,683)	15,519	33,360

EARNINGS BEFORE INCOME TAXES	185,578	26,484	15,989	5,691
INCOME TAXES	(19,256)	(4,436)	(975)	(617)

NET EARNINGS	166,322	22,048	15,014	5,074
Less: Netearnings attributable to noncontrolling interest	(37,571)	(9,984)	(5,639)	(1,571)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$128,751	$12,064	$9,375	$3,503

EARNINGS PER SHARE — BASIC:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$8.89	$0.85	$0.67	$0.27

EARNINGS PER SHARE — DILUTED:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$8.71	$0.83	$0.66	$0.26

SCHEDULE I

ENSTAR GROUP LIMITED

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

AS AT DECEMBER 31, 2013

(Expressed in thousands of U.S. Dollars)

Type of investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturity securities and short term investments — Trading:
U.S. government and agency	$440,148	$439,946	$439,946
Non-U.S. government	469,281	476,224	476,224
Corporate	2,121,013	2,123,675	2,123,675
Municipal	40,889	41,034	41,034
Residential mortgage-backed	219,461	218,457	218,457
Commercial mortgage-backed	115,351	114,637	114,637
Asset-backed	247,596	248,748	248,748

Total	3,653,739	3,662,721	3,662,721

Fixed maturity securities — Held-to-maturity:
U.S. government and agency	19,992	18,132	19,992
Non-U.S. government	23,592	22,327	23,592
Corporate	815,803	759,100	815,803

Total	859,387	799,559	859,387

Fixed maturity securities and short term investments — Available-for-sale:
U.S. government and agency	28,050	28,343	28,343
Non-U.S. government	84,443	86,292	86,292
Corporate	76,942	77,904	77,904
Residential mortgage-backed	17,523	17,507	17,507
Asset-backed	36,344	36,318	36,318

Total	243,302	246,364	246,364

Equities	156,686	182,033	182,033
Other investments		456,839	456,839

Total		$5,347,516	$5,407,344

SCHEDULE II

ENSTAR GROUP LIMITED

CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

As of December 31, 2013 and 2012

	2013	2012
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$27,989	$180,810
Balances due from subsidiaries	363,113	308,364
Investments in subsidiaries	1,654,508	1,367,286
Accounts receivable and other assets	306	294

TOTAL ASSETS	$2,045,916	$1,856,754

LIABILITIES
Accounts payable and accrued liabilities	$1,761	$3,757
Loans payable	143,258	138
Balances due to subsidiaries	145,374	299,104

TOTAL LIABILITIES	290,393	302,999

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2012: 156,000,000; 2011: 156,000,000)
Ordinary shares (Issued 2013: 13,802,706; 2012: 13,752,172)	13,803	13,752
Non-voting convertible ordinary shares:
Series A (issued 2012: 2,972,892; 2011: 2,972,892)	2,973	2,973
Series B, C and D (issued and outstanding 2012: 2,725,637; 2011: 2,725,637)	2,726	2,726
Treasury stock at cost (Series A non-voting convertible ordinary shares 2012: 2,972,892; 2011: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	962,145	958,571
Accumulated other comprehensive income	13,978	24,439
Retained earnings	1,181,457	972,853

TOTAL SHAREHOLDERS’ EQUITY	1,755,523	1,553,755

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,045,916	$1,856,754

See accompanying report of independent registered public accounting firm

ENSTAR GROUP LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF EARNINGS — PARENT COMPANY ONLY

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands of U.S. dollars)
INCOME
Net investment income	$8,561	$8,365	$3,928
Dividend income from subsidiaries	27,118	92,450	18,900

	35,679	100,815	22,828

EXPENSES
Salaries and benefits	117	1,179	2,738
General and administrative expenses	15,747	3,816	17,566
Interest expense	10,475	11,505	9,813
Net foreign exchange (gains) losses	(1,696)	942	(29)

	24,643	17,442	30,088

EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	11,036	83,373	(7,260)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	197,568	84,644	160,953

NET EARNINGS	$208,604	$168,017	$153,693

See accompanying report of independent registered public accounting firm

ENSTAR GROUP LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows used in operating activities	$(174,868)	$(26,926)	$(142,600)

INVESTING ACTIVITIES:
Return of capital, net	(72,953)	100,516	18,839

FINANCING ACTIVITIES:
Repayment of loans	—	(64,102)	(185,442)
Receipt of loans	95,000	—	167,650
Proceeds from issuance of ordinary shares	—	—	287,377

Net cash flows provided by (used in) financing activities	95,000	(64,102)	269,585

NET INCREASE IN CASH AND CASH EQUIVALENTS	(152,821)	9,488	145,824
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	180,810	171,322	25,498

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,989	$180,810	$171,322

See accompanying report of independent registered public accounting firm

SCHEDULE III

ENSTAR GROUP LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Other Benefits Payable	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2013
Non-life Run-off	$—	$4,004,513	$1,199	$—	$112,611	$64,048	$(182,975)	$14,379	$191,268	$9,233
Life and Annuities	—	—	3,694	1,273,100	94,984	30,182	78,354	8,820	22,452	63,856
Active Underwriting	16,744	215,392	65,804	—	32,212	521	19,303	—	9,660	30,104
Eliminations	—	—	—	—	—	(1,456)	—	—	(4,132)	—

Total	$16,744	$4,219,905	$70,697	$1,273,100	$239,807	$93,295	$(85,318)	$23,199	$219,248	$103,193

2012
Non-life Run-off	$—	$3,650,127	$—	$—	$—	$76,813	$(237,953)	$—	$164,143	$—
Life and Annuities	—	—	—	11,027	3,511	947	(300)	—	2,467	3,511
Eliminations	—	—	—	—	—	—	—	—	(713)	—

Total	$—	$3,650,127	$—	$11,027	$3,511	$77,760	$(238,253)	$—	$165,897	$3,511

2011
Non-life Run-off	$—	$4,272,081	$—	$—	$—	$66,556	$(293,461)	$—	$170,000	$—
Life and Annuities	—	—	—	10,835	3,543	2,120	1,557	—	558	3,543

Total	$—	$4,272,081	$—	$10,835	$3,543	$68,676	$(291,904)	$—	$170,558	$3,543

SCHEDULE IV

ENSTAR GROUP LIMITED

REINSURANCE

For the Years Ended December 31, 2013, 2012 and 2011

(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2013
Life reinsurance in force	$21,508,144	$3,824,429	$80,681	$17,764,396	0.5%

Premiums Earned:
Property and Casualty	134,402	11,651	22,072	144,823	15.2%
Life and Annuity	87,531	8,131	15,584	94,984	16.4%

Total Premiums Earned	$221,933	$19,782	$37,656	$239,807

2012
Life reinsurance in force	$1,330,219	$1,191,886	$—	$138,333	0.0%

Premiums Earned:
Property and Casualty	—	—	—	—	0.0%
Life and Annuity	5,421	1,910	—	3,511	0.0%

Total Premiums Earned	$5,421	$1,910	$—	$3,511

2011
Life reinsurance in force	$1,570,040	$1,406,867	$—	$163,173	0.0%

Premiums Earned:
Property and Casualty	—	—	—	—	0.0%
Life and Annuity	5,240	1,697	—	3,543	0.0%

Total Premiums Earned	$5,240	$1,697	$—	$3,543

SCHEDULE VI

ENSTAR GROUP LIMITED

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

As at and for the years ended December 31, 2013, 2012 and 2011

(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses		Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Affiliation with Registrant			Unearned Premiums			Current Year	Prior Year
Consolidated Subsidiaries
2013	$16,744	$4,219,905	$67,003	$144,823	$63,113	$93,442	$(257,114)	$401,496	$23,199	$200,928	$39,337
2012	—	3,650,127	—	—	76,813	—	(237,953)	314,528	—	164,143	—
2011	—	4,272,081	—	—	66,556	—	(293,461)	288,175	—	170,000	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based upon that assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

In accordance with applicable SEC guidance, our management’s evaluation for internal control over financial reporting as of December 31, 2013 did not include an evaluation of the internal control over financial reporting of the following companies acquired during 2013: (i) SeaBright Holdings, Inc. (acquired on February 7, 2013), (ii) the Pavonia companies (acquired on March 31, 2013), (iii) Arden Reinsurance Company Ltd. (60% interest acquired on September 9, 2013), and (iv) Atrium Underwriting Group Ltd. (60% interest acquired on November 25, 2013). Our interests in the acquired companies collectively represented 37.0% of our total assets and 41.0% of our total liabilities as of December 31, 2013. We are in the process of incorporating our controls and procedures into these businesses.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 208.

All internal control systems, no matter how well designed, have inherent limitations. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 26, 2014, our Board of Directors, following recommendation by our Nominating and Governance Committee, agreed that, subject to the closing of the Torus amalgamation, Kenneth W. Moore will become a director, effective at the time of such closing.

Under the Shareholder Rights Agreement that we and First Reserve have agreed to enter into at the closing of the Amalgamation, First Reserve will have the right to designate one representative to our Board of Directors. This designation right would terminate if First Reserve ceases to beneficially own at least 75% of the total number of voting and non-voting shares acquired by it under the Amalgamation Agreement. First Reserve will receive approximately 9.5% of our ordinary voting shares outstanding, as well as non-voting preferred shares at closing (which, together with the voting shares received, will represent an approximately 11.5% economic interest). Mr. Moore is an officer, director, and less than 10% holder of the general partner entities for the First Reserve funds that will receive our shares. First Reserve had advised us that Mr. Moore would be its designated representative. We expect that Mr. Moore would also be appointed to our Audit and Investment Committees.

Mr. Moore is a Managing Director of First Reserve Corporation, a global energy-focused private equity fund, which he joined in 2004. Mr. Moore has served as a director of Torus since 2007 and as Chairman of its Board since May 2012. Prior to joining First Reserve, he spent four years with Morgan Stanley in New York. He holds a B.A. from Tufts University and an M.B.A. from the Johnson School of Management at Cornell University.

As a non-employee director, Mr. Moore would be eligible to participate in our Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, which is described in our Proxy Statement (filed with the U.S. Securities and Exchange Commission on March 27, 2013), under the heading, “Director Compensation — Deferred Compensation Plan.”

Mr. Moore would also enter into an indemnification agreement with us, subject to and effective upon the closing of the Amalgamation, which includes the same terms as the indemnification agreements executed with each of our other current directors. These terms are described in our Proxy Statement under the heading, “Certain Relationships and Related Transactions — Indemnification of Directors and Officers; Directors Indemnity Agreements.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited Enstar Group Limited’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enstar Group Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enstar Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2013 the following companies acquired during 2013: (i) SeaBright Holdings, Inc. (acquired on February 7, 2013), (ii) the Pavonia companies (acquired on March 31, 2013), (iii) Arden Reinsurance Company Ltd. (60% interest acquired on September 9, 2013), and (iv) Atrium Underwriting Group Ltd. (60% interest acquired on November 25, 2013). We have also excluded these acquired companies from our audit of internal control over financial reporting. The Company’s interests in the acquired companies collectively represented 37.0% of the Company’s total assets and 41.0% of the Company’s total liabilities as of December 31, 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013 In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedules I, II, III, IV and VI as of December 31, 2013 and 2012 and for each of the years in the two-year period ended December 31, 2013. Our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Limited

Hamilton, Bermuda

March 3, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the definitive proxy statement for our 2014 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement for our 2014 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the definitive proxy statement for our 2014 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the definitive proxy statement for our 2014 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the definitive proxy statement for our 2014 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2013 pursuant to Regulation 14A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2014.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2014.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ RICHARD J. HARRIS Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	Executive Vice President and Director

/s/ T. WHIT ARMSTRONG T. Whit Armstrong	Director

/s/ CHARLES T. AKRE, JR. Charles T. Akre, Jr.	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ KENNETH J. LESTRANGE Kenneth J. LeStrange	Director

/s/ SUMIT RAJPAL Sumit Rajpal	Director

Exhibit Index

Exhibit No.	Description
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

2.6¿

Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited (incorporated by reference to Exhibit 2.1 of the Company’s Form 10-Q filed on August 9, 2013), as amended by the Deed of Variation, dated October 3, 2013 (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on November 7, 2013).

2.7*

Deed of Variation, dated November 21, 2013, to the Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited.

2.8¿

Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Northshore Holdings Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Arden Reinsurance Company Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on August 9, 2013).

2.9¿

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
10.1

Registration Rights Agreement, dated as of January 31, 2007, by and among Castlewood Holdings Limited, Trident II, L.P., Marsh & McLennan Capital Professionals Fund, L.P., Marsh & McLennan Employees’ Securities Company, L.P., Dominic F. Silvester, J. Christopher Flowers (rights subsequently assigned to Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. in May 2012), and other parties thereto set forth on the Schedule of Shareholders attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K12B filed on January 31, 2007) (file no. 001-33289).

Exhibit No.	Description
10.2+	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form S-3 (No. 333-151461) initially filed on June 5, 2008) (file no. 333-151461).
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

10.7+

Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006) (file no. 333-135699), as amended by the First Amendment to Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).

10.8+

Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).

10.9+

Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 29, 2008) (file no. 001-33289).

10.10+

Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007) (file no. 001-33289).

10.11+	The Enstar Group, Inc. Deferred Compensation and Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 8, 2009).
10.12+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 7, 2011).
10.13

Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 21, 2011).

10.14	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
10.15

Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 21, 2011).

10.16	Term Facility Agreement dated March 4, 2011 between Clarendon Holdings, Inc. and National Bank Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 6, 2011).
10.17

Revolving Credit Facility Agreement dated June 14, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-Q filed on August 5, 2011).

Exhibit No.	Description
10.18

Amendment Letter, dated July 25, 2012, to Revolving Credit Facility Agreement dated June 14, 2011 among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 8, 2012).

10.19

Restatement Agreement for Revolving Credit Facility Agreement, dated July 8, 2013, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited and Barclays Corporate as Mandated Lead Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 9, 2013).

10.20

Term Facility Agreement dated December 21, 2012 among SeaBright Holdings, Inc. (as successor by merger to AML Acquisition, Corp.) and certain of its subsidiaries, National Australia Bank Limited and Barclays Bank PLC as Mandated Lead Arrangers, and National Australia Bank Limited as Agent and Security Agent (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed on March 1, 2013).

10.21

Northshore Investors Agreement, dated July 3, 2013, by and among Kenmare Holdings Ltd. and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2013).

10.22

Subscription Letter Agreement, dated July 3, 2013, from Kenmare Holdings Ltd. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 9, 2013).

10.23

Subscription Letter Agreement, dated July 3, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 9, 2013).

10.24

Bayshore Investors Agreement, dated July 8, 2013, by and among Enstar Group Limited, Kenmare Holdings Ltd., and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 9, 2013).

10.25

Subscription Letter Agreement, dated July 8, 2013, from Kenmare Holdings Ltd. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 9, 2013).

10.26

Subscription Letter Agreement, dated July 8, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 9, 2013).

10.27

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