Form 10-Q
period 2014-03-31
Enstar Group LTD
filed 2014-05-09
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 6, 2014, the registrant had outstanding 15,802,243 voting ordinary shares and 2,725,637 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$186,167	$281,002
Short-term investments, available-for-sale, at fair value (amortized cost: 2014—$13,022; 2013—$32,477)	12,923	32,504
Fixed maturity investments, trading, at fair value	3,433,007	3,381,719
Fixed maturity investments, held-to-maturity, at amortized cost	856,218	859,387
Fixed maturity investments, available-for-sale, at fair value (amortized cost: 2014 — $225,595; 2013—$210,825)	228,386	213,860
Equities, trading, at fair value	158,674	182,033
Other investments, at fair value	646,765	569,293

Total investments	5,522,140	5,519,798
Cash and cash equivalents	645,823	643,841
Restricted cash and cash equivalents	607,159	397,657
Accrued interest receivable	37,801	38,864
Accounts receivable	64,690	75,351
Premiums receivable	136,865	111,748
Income taxes recoverable	5,531	5,481
Deferred tax assets	32,089	34,295
Reinsurance balances recoverable	1,256,230	1,363,819
Funds held by reinsured companies	201,622	237,789
Goodwill and intangible assets	149,394	150,071
Other assets	49,963	41,441

TOTAL ASSETS	$8,709,307	$8,620,155

LIABILITIES
Losses and loss adjustment expenses	$4,042,130	$4,219,905
Policy benefits for life and annuity contracts	1,255,264	1,273,100
Unearned premium	75,848	70,698
Insurance and reinsurance balances payable	223,860	281,028
Accounts payable and accrued liabilities	113,888	97,103
Income taxes payable	21,377	23,721
Deferred tax liabilities	48,142	53,328
Loans payable	485,239	452,446
Other liabilities	68,348	70,444

TOTAL LIABILITIES	6,334,096	6,541,773

COMMITMENTS AND CONTINGENCIES REDEEMABLE NONCONTROLLING INTEREST	361,333	100,859

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2014: 156,000,000; 2013: 156,000,000) Ordinary shares (issued and outstanding 2014: 13,846,728; 2013: 13,802,706)	13,847	13,803
Non-voting convertible ordinary shares:
Series A (issued 2014: 2,972,892; 2013: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2014: 2,725,637; 2013: 2,725,637)	2,726	2,726
Treasury shares at cost (Series A non-voting convertible ordinary shares 2014: 2,972,892; 2013: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	962,989	962,145
Accumulated other comprehensive income	14,538	13,978
Retained earnings	1,211,044	1,181,457

Total Enstar Group Limited Shareholders’ Equity	1,786,558	1,755,523
Noncontrolling interest	227,320	222,000

TOTAL SHAREHOLDERS’ EQUITY	2,013,078	1,977,523

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,709,307	$8,620,155

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned—non-life run-off	$2,527	$30,920
Net premiums earned—active underwriting	32,639	—
Net premiums earned—life and annuities	26,492	741
Fees and commission income	6,998	2,447
Net investment income	24,348	17,963
Net realized and unrealized gains	34,573	30,120

	127,577	82,191

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities:
Non-life run-off	(29,182)	9,161
Active underwriting	17,131	—

	(12,051)	9,161
Acquisition costs	13,161	2,387
Life and annuity policy benefits	26,809	741
Salaries and benefits	31,390	23,610
General and administrative expenses	22,250	17,946
Interest expense	3,734	2,435
Net foreign exchange losses	1,596	5,082

	86,889	61,362

EARNINGS BEFORE INCOME TAXES	40,688	20,829
INCOME TAXES	(7,276)	(7,844)

NET EARNINGS	33,412	12,985
Less: Net earnings attributable to noncontrolling interest	(3,825)	(1,026)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$29,587	$11,959

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.79	$0.72

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.77	$0.72

Weighted average ordinary shares outstanding—basic	16,564,083	16,514,193
Weighted average ordinary shares outstanding—diluted	16,705,324	16,676,056

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$33,412	$12,985

Other comprehensive income, net of tax:
Unrealized holding gains on investments arising during the period	34,245	28,381
Reclassification adjustment for net realized and unrealized gains included in net earnings	(34,573)	(30,120)

Unrealized losses arising during the period, net of reclassification adjustment	(328)	(1,739)
Currency translation adjustment	2,058	(1,223)

Total other comprehensive income (loss)	1,730	(2,962)

Comprehensive income	35,142	10,023
Less comprehensive income attributable to noncontrolling interest	(4,994)	(825)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$30,148	$9,198

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$13,803	$13,752
Issue of shares	2	1
Share awards granted/vested	42	46

Balance, end of period	$13,847	$13,799

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$962,145	$958,571
Issue of shares and warrants, net	155	161
Amortization of equity incentive plan	689	771

Balance, end of period	$962,989	$959,503

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$13,978	$24,439
Foreign currency translation adjustments	748	(1,405)
Net movement in unrealized holding losses on investments	(188)	(1,356)

Balance, end of period	$14,538	$21,678

Retained Earnings
Balance, beginning of period	$1,181,457	$972,853
Net earnings attributable to Enstar Group Limited	29,587	11,959

Balance, end of period	$1,211,044	$984,812

Noncontrolling Interest
Balance, beginning of period	$222,000	$221,478
Dividends paid	—	(1,740)
Reallocation to redeemable noncontrolling interest	1,028	—
Net earnings attributable to noncontrolling interest*	3,017	1,026
Foreign currency translation adjustments	1,309	182
Net movement in unrealized holding losses on investments	(34)	(383)

Balance, end of period	$227,320	$220,563

*	Excludes earnings attributable to redeemable noncontrolling interest.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$33,412	$12,985
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Net realized and unrealized investment gains	(17,576)	(11,189)
Net realized and unrealized gains from other investments	(16,997)	(18,931)
Other items	(1,318)	1,473
Depreciation and amortization	211	254
Net amortization of premiums and discounts	12,462	8,513
Net movement of trading securities held on behalf of policyholders	(164)	1,646
Sales and maturities of trading securities	636,516	793,980
Purchases of trading securities	(558,633)	(791,239)
Changes in assets and liabilities:
Reinsurance balances recoverable	107,994	49,885
Funds held by reinsured companies	36,167	—
Other assets	(18,970)	83,091
Losses and loss adjustment expenses	(180,986)	(99,970)
Policy benefits for life and annuity contracts	(17,836)	—
Insurance and reinsurance balances payable	(57,421)	(2,073)
Accounts payable and accrued liabilities	16,710	(29,353)
Other liabilities	(4,643)	11,520

Net cash flows (used in) provided by operating activities	(31,072)	10,592

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$—	$(283,960)
Sales and maturities of available-for-sale securities	59,238	59,631
Purchase of available-for-sale securities	(53,307)	—
Maturities of held-to-maturity securities	261	—
Movement in restricted cash and cash equivalents	(209,502)	(46,754)
Funding of other investments	(63,217)	288
Redemption of other investments	2,983	—
Other investing activities	(235)	120

Net cash flows used in investing activities	(263,779)	(270,675)

FINANCING ACTIVITIES:
Contribution by redeemable noncontrolling interest	$260,800	$—
Dividends paid to noncontrolling interest	—	(1,740)
Receipt of loans	70,000	227,000
Repayment of loans	(35,000)	—

Net cash flows provided by financing activities	295,800	225,260

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	1,033	20,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,982	(14,534)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	643,841	654,890

CASH AND CASH EQUIVALENTS, END OF PERIOD	$645,823	$640,356

Supplemental Cash Flow Information
Net income taxes paid	$13,725	$3,291
Interest paid	$5,929	$1,608

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014 and December 31, 2013

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the unaudited condensed consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include, but are not limited to:

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

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain reclassifications have been made to the prior period reported amounts of net premiums earned – life and annuities, net increase in ultimate losses and loss adjustment expense liabilities, acquisition costs and life and annuity policy benefits to conform to the current period presentation. All of these reclassifications are associated with Laguna Life Limited (“Laguna”), which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies. These reclassifications had no impact on net earnings previously reported.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

New Accounting Standards Adopted in 2014

ASU 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The objective of ASU 2013-11 is to improve the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for annual and interim reporting periods beginning after December 15, 2013, with both early adoption and retrospective application permitted. The adoption of the guidance did not have a material impact on the Company’s consolidated statements of operations and financial position.

2. ACQUISITIONS

Torus Insurance Holdings Limited

On April 1, 2014, Kenmare Holdings Ltd. (“Kenmare”), a wholly-owned subsidiary of the Company, together with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., which are managed by Stone Point Capital LLC (collectively, “Trident”), completed the previously announced acquisition of Torus Insurance Holdings Limited (“Torus”). Torus is an A- rated global specialty insurer with six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301. At closing, Torus became directly owned by Bayshore Holdings Ltd. (“Bayshore”), which was 60% owned by Kenmare and 40% owned by Trident.

The purchase price for Torus was established in the amended and restated amalgamation agreement as $646.0 million, to be paid partly in cash and partly in the Company’s stock. The number of Company shares to be issued was fixed at the signing of the amalgamation agreement on July 8, 2013 and was determined by reference to an agreed-upon value per share of $132.448, which was the average closing price of the Company’s voting ordinary shares, par value $1.00 per share (the “Voting Ordinary Shares”), over the 20 trading days prior to such signing date. On the day before closing of the amalgamation, the Voting Ordinary Shares had a closing price of $136.31 per share. At closing, the Company contributed cash of $41.6 million towards the purchase price and $3.6 million towards related transaction expenses, as well as 1,898,326 Voting Ordinary Shares and 714,015 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock of the Company (the “Non-Voting Preferred Shares”). Based on a price of $136.31 per share, the Company’s contribution of cash and shares to the purchase price totaled $397.7 million in the aggregate. Trident contributed cash of $258.4 million towards the purchase price and $2.4 million towards related transaction expenses. FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”) received 1,501,211 Voting Ordinary Shares, 714,015 Non-Voting Preferred Shares and cash consideration in the transaction. Corsair Specialty Investors, L.P. (“Corsair”) received 397,115 Voting Ordinary Shares and cash consideration in the transaction.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The remaining Torus shareholders received all cash. As a result of the amalgamation, First Reserve now owns approximately 9.5% and 11.5%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital.

Upon the closing of the Torus acquisition, Bayshore, Kenmare and Trident entered into a Shareholders’ Agreement (the “Bayshore Shareholders’ Agreement”), which was subsequently amended, as described in “Dowling Co-investments in Bayshore and Northshore” below.

Changes in Ownership Interests relating to Holding Companies for our Active Underwriting Businesses

Atrium Employee Equity Awards

On April 17, 2014, Northshore Holdings Ltd. (“Northshore”), the parent company of Atrium Underwriting Group Limited (“Atrium”) and Arden Reinsurance Company Ltd. (“Arden”), implemented long-term incentive plans that awarded time-based restricted shares of Northshore to certain Atrium employees. These equity awards will have the effect of modestly reducing Kenmare’s 60% equity interest in Northshore (as well as Trident’s 40% equity interest) over the course of the vesting periods as Atrium employees acquire shares. Shares generally vest over two to three years, and certain awards begin vesting in 2014. On a fully diluted basis, and assuming full vesting of all of these equity awards, the impact of the share awards are that Kenmare, Trident and certain Atrium employees own 57.1%, 38.1%, and 4.8% of Northshore, respectively.

Dowling Co-investments in Bayshore and Northshore

On May 8, 2014, Dowling Capital Partners I, L.P. (“Dowling”) purchased common shares of both Bayshore and Northshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million.

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of Bayshore, respectively, and 57.7% and 38.1% of Northshore on a fully diluted basis, respectively (assuming full vesting of Atrium employees’ restricted shares totaling 4.8%). Following the sale of Bayshore shares to Dowling, Kenmare, Trident and Dowling own 59%, 39.3% and 1.7% of Bayshore, respectively. Following the sale of Northshore shares to Dowling, Kenmare, Trident, certain Atrium employees and Dowling own 56.1%, 37.4%, 4.8% and 1.7% of Northshore, respectively, on a fully diluted basis.

In connection with the sale of Bayshore shares, the Bayshore Shareholders’ Agreement was amended and restated. The Amended and Restated Bayshore Shareholders’ Agreement, among other things, provides that Kenmare has the right to appoint three members to the Bayshore board of directors and Trident has the right to appoint two members. The Amended and Restated Bayshore Shareholders’ Agreement includes a five-year period (the “Restricted Period”) during which no shareholder can transfer its ownership interest in Bayshore to a third party unless approved by a super-majority of the shareholders. Following the Restricted Period: (i) each shareholder must offer Kenmare and Trident the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require each other shareholder to participate in a sale of Bayshore to a third party as long as Kenmare owns 55% of the aggregate number of outstanding shares of Bayshore held by Kenmare and Trident; (iii) each shareholder has the right to be included on a pro rata basis in any sales made by another shareholder; and (iv) each of Kenmare, Trident and Dowling has the right to buy its pro rata share of any new securities issued by Bayshore.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The Amended and Restated Bayshore Shareholders’ Agreement also provides that during the 90-day period following the fifth anniversary of the Torus closing, and at any time following the seventh anniversary of such closing, Kenmare would have the right to purchase the Bayshore shares owned by all other shareholders of Bayshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the Torus closing, Trident would have the right to require Kenmare to purchase all of Trident’s shares in Bayshore for their then current fair market value and Dowling would have the right to participate in such transaction by requiring Kenmare to purchase all of its shares in Bayshore on the same terms. Kenmare would have the option to pay for such shares either in cash or by delivering the Company’s Voting Ordinary Shares.

In connection with the sale of Northshore shares, the Northshore Shareholders’ Agreement was amended and restated. The Amended and Restated Northshore Shareholders’ Agreement provides for substantially the same rights and obligations as the Amended and Restated Bayshore Shareholders’ Agreement, except that the fifth and seventh anniversaries refer to the Arden closing.

3. SIGNIFICANT NEW BUSINESS

2014

Reciprocal of America

On July 6, 2012, our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $169.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2014.

Shelbourne RITC Transactions

Effective January 1, 2014, Lloyd’s Syndicate 2008 (“S2008”), which is managed by the Company’s wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close contract of the 2011 and prior underwriting years of account of another Lloyd’s syndicate, under which S2008 assumed total net insurance reserves of approximately £17.0 million (approximately $28.1 million) for cash consideration of an equal amount.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

Trading

The estimated fair values of the Company’s investments in fixed maturity investments, short-term investments and equities classified as trading securities were as follows:

	March 31,	December 31,
	2014	2013
U.S. government and agency	$401,584	$439,946
Non-U.S. government	444,279	476,224
Corporate	2,109,014	2,123,675
Municipal	34,545	41,034
Residential mortgage-backed	233,348	218,457
Commercial mortgage-backed	127,664	114,637
Asset-backed	268,740	248,748

Total fixed maturity and short-term investments	3,619,174	3,662,721
Equities - U.S.	107,341	115,285
Equities - International	51,333	66,748

	$3,777,848	$3,844,754

Included within residential and commercial mortgage-backed securities as at March 31, 2014 were securities issued by U.S. governmental agencies with a fair value of $188.3 million (as at December 31, 2013: $177.9 million).

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as trading:

As at March 31, 2014	Fair Value	% of Total Fair Value
AAA	$517,665	14.3%
AA	1,417,658	39.1%
A	1,156,852	32.0%
BBB or lower	505,664	14.0%
Not Rated	21,335	0.6%

	$3,619,174	100.0%

As at December 31, 2013	Fair Value	% of Total Fair Value
AAA	$502,057	13.7%
AA	1,430,107	39.1%
A	1,191,142	32.5%
BBB or lower	461,614	12.6%
Not Rated	77,801	2.1%

	$3,662,721	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the Pavonia annuity business. The amortized cost and estimated fair values of the Company’s fixed maturity securities classified as held-to-maturity were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non-OTTI	Value
As at March 31, 2014
U.S. government and agency	$19,841	$8	$(1,227)	$18,622
Non-U.S. government	32,253	40	(1,074)	31,219
Corporate	804,124	1,050	(27,624)	777,550

	$856,218	$1,098	$(29,925)	$827,391

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
	Cost	Gains	Non-OTTI	Value
As at December 31, 2013
U.S. government and agency	$19,992	$6	$(1,866)	$18,132
Non-U.S. government	23,592	19	(1,284)	22,327
Corporate	815,803	105	(56,808)	759,100

	$859,387	$130	$(59,958)	$799,559

As at March 31, 2014 and December 31, 2013, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity securities classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$22,554	$22,591	2.7%
Due after one year through five years	82,988	82,574	10.0%
Due after five years through ten years	131,317	127,759	15.4%
Due after ten years	619,359	594,467	71.9%

	$856,218	$827,391	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$17,541	$17,579	2.2%
Due after one year through five years	87,698	86,611	10.8%
Due after five years through ten years	133,102	126,541	15.8%
Due after ten years	621,046	568,828	71.2%

	$859,387	$799,559	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as held-to-maturity:

As at March 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$66,044	$63,038	7.6%
AA	191,778	183,635	22.2%
A	502,994	486,935	58.8%
BBB or lower	94,975	93,355	11.3%
Not Rated	427	428	0.1%

	$856,218	$827,391	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$47,949	$44,552	5.6%
AA	259,163	239,188	29.9%
A	496,986	463,001	57.9%
BBB or lower	54,759	52,282	6.5%
Not Rated	530	536	0.1%

	$859,387	$799,559	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity and short-term investments classified as available-for-sale were as follows:

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
As at March 31, 2014	Cost	Gains	Non-OTTI	Value
U.S. government and agency	$13,993	$266	$(32)	$14,227
Non-U.S. government	81,906	1,608	(616)	82,898
Corporate	86,697	1,490	(115)	88,072
Residential mortgage-backed	4,454	97	(3)	4,548
Asset-backed	51,567	27	(30)	51,564

	$238,617	$3,488	$(796)	$241,309

			Gross
		Gross	Unrealized
		Unrealized	Holding
	Amortized	Holding	Losses	Fair
As at December 31, 2013	Cost	Gains	Non-OTTI	Value
U.S. government and agency	$28,050	$303	$(10)	$28,343
Non-U.S. government	84,443	1,871	(22)	86,292
Corporate	76,942	1,221	(259)	77,904
Residential mortgage-backed	17,523	102	(118)	17,507
Asset-backed	36,344	4	(30)	36,318

	$243,302	$3,501	$(439)	$246,364

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Included within residential mortgage-backed securities as at March 31, 2014 were securities issued by U.S. governmental agencies with a fair value of $1.1 million (as at December 31, 2013: $12.5 million).

The following tables summarize the Company’s fixed maturity and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at March 31, 2014	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency	$—	$—	$7,234	$(32)	$7,234	$(32)
Non-U.S. government	—	—	21,758	(616)	21,758	(616)
Corporate	—	—	35,416	(115)	35,416	(115)
Residential mortgage-backed	—	—	1,516	(3)	1,516	(3)
Asset-backed	—	—	23,609	(30)	23,609	(30)

	$—	$—	$89,533	$(796)	$89,533	$(796)

	12 Months or Greater		Less Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
As at December 31, 2013	Value	Losses	Value	Losses	Value	Losses
U.S. government and agency	$—	$—	$11,416	$(10)	$11,416	$(10)
Non-U.S. government	—	—	20,406	(22)	20,406	(22)
Corporate	—	—	51,478	(259)	51,478	(259)
Residential mortgage-backed	—	—	13,632	(118)	13,632	(118)
Asset-backed	—	—	24,898	(30)	24,898	(30)

	$—	$—	$121,830	$(439)	$121,830	$(439)

As at March 31, 2014 and December 31, 2013, the number of securities classified as available-for-sale in an unrealized loss position was 97 and 135, respectively, with a fair value of $89.5 million and $121.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was nil. As of March 31, 2014, none of these securities were considered to be other than temporarily impaired.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The contractual maturities of the Company’s fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$29,022	$29,325	12.1%
Due after one year through five years	147,873	149,441	61.9%
Due after five years through ten years	2,935	2,912	1.2%
Due after ten years	2,766	3,519	1.5%

	182,596	185,197	76.7%
Residential mortgage-backed	4,454	4,548	1.9%
Asset-backed	51,567	51,564	21.4%

	$238,617	$241,309	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$45,295	$45,596	18.5%
Due after one year through five years	141,400	143,445	58.2%
Due after five years through ten years	69	70	0.1%
Due after ten years	2,671	3,428	1.4%

	189,435	192,539	78.2%
Residential mortgage-backed	17,523	17,507	7.1%
Asset-backed	36,344	36,318	14.7%

	$243,302	$246,364	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as available-for-sale:

As at March 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$138,462	$139,369	57.8%
AA	53,404	53,980	22.4%
A	36,834	37,683	15.6%
BBB or lower	9,917	10,277	4.2%

	$238,617	$241,309	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$125,729	$127,433	51.7%
AA	74,692	75,181	30.5%
A	33,834	34,607	14.1%
BBB or lower	8,957	8,963	3.6%
Not Rated	90	180	0.1%

	$243,302	$246,364	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2014, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at March 31, 2014, no credit losses existed.

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	March 31,	December 31,
	2014	2013
Private equity funds	$191,452	$161,229
Fixed income funds	222,004	194,375
Fixed income hedge funds	69,547	68,157
Equity funds	128,110	109,355
Real estate debt fund	32,469	32,113
Other	3,183	4,064

	$646,765	$569,293

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

As of March 31, 2014 and December 31, 2013, the Company had $191.5 million and $161.2 million, respectively, of other investments recorded in private equity funds, which represented 2.8% and 2.5% of total investments, cash and cash equivalents and restricted cash and cash equivalents at March 31, 2014 and December 31, 2013, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with their fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

Fixed income funds

This class comprises a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to non-investment

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily to monthly.

Fixed income hedge funds

This class comprises hedge funds that invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. Some of the funds were eligible for redemption in March 2014.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or is otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket.

At March 31, 2014, the Company had $2.6 million of investments subject to side-pockets ($3.2 million as of December 31, 2013). Management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for all other investments. These investments are all valued at net asset value as at March 31, 2014 and December 31, 2013:

March 31, 2014	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$191,452	$—	$191,452	$131,295	Not eligible
Fixed income funds	222,004	—	222,004	—	Daily to monthly
Fixed income hedge funds	69,547	2,649	66,898	—	Quarterly after lock-up periods expire
Equity funds	128,110	—	128,110	—	Bi-monthly
Real estate debt fund	32,469	—	32,469	—	Monthly
Other	3,183	—	3,183	655	Not eligible

	$646,765	$2,649	$644,116	$131,950

December 31, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

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

Fixed Maturity Investments

The Company’s fixed maturity investment portfolios are managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. Fair values for all securities in the fixed maturity investment portfolios are independently provided by the investment custodians, investment accounting service providers and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for the Company’s fixed maturity investments. The Company records the unadjusted price provided by the investment custodians, investment accounting service providers or the investment managers and validates this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s knowledge of the current investment market. The Company’s internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2014, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2014, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

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

Other investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at March 31, 2014, there were no significant adjustments made to the reported net asset value.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$415,811	$—	$415,811
Non-U.S. government	—	527,177	—	527,177
Corporate	—	2,196,479	607	2,197,086
Municipal	—	34,545	—	34,545
Residential mortgage-backed	—	237,896	—	237,896
Commercial mortgage-backed	—	127,664	—	127,664
Asset-backed	—	320,304	—	320,304
Equities—U.S.	97,335	5,256	4,750	107,341
Equities—International	24,851	26,482	—	51,333
Other investments	—	350,114	296,651	646,765

Total investments	$122,186	$4,241,728	$302,008	$4,665,922

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$468,289	$—	$468,289
Non-U.S. government	—	562,516	—	562,516
Corporate	—	2,200,970	609	2,201,579
Municipal	—	41,034	—	41,034
Residential mortgage-backed	—	235,964	—	235,964
Commercial mortgage-backed	—	114,637	—	114,637
Asset-backed	—	285,066	—	285,066
Equities—U.S.	97,470	13,090	4,725	115,285
Equities—International	35,677	31,071	—	66,748
Other investments	—	303,724	265,569	569,293

Total investments	$133,147	$4,256,361	$270,903	$4,660,411

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables present the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,622	$—	$18,622
Non-U.S. government	—	31,219	—	31,219
Corporate	—	777,550	—	777,550

Total investments	$—	$827,391	$—	$827,391

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,132	$—	$18,132
Non-U.S. government	—	22,327	—	22,327
Corporate	—	759,100	—	759,100

Total investments	$—	$799,559	$—	$799,559

During 2014 and 2013, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2014:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2014	$609	$265,569	$4,725	$270,903
Purchases	—	23,292	—	23,292
Sales	—	(2,983)	—	(2,983)
Total realized and unrealized (losses) gains through earnings	(2)	10,773	25	10,796
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2014	$607	$296,651	$4,750	$302,008

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The amount of net gains (losses) for the three months ended March 31, 2014 included in earnings attributable to the fair value of changes in assets still held at March 31, 2014 was $10.8 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2013.

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2013	$540	$202,730	$3,401	$206,671
Purchases	—	8,991	—	8,991
Sales	—	(9,284)	—	(9,284)
Total realized and unrealized gains through earnings	15	12,250	599	12,864
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2013	$555	$214,687	$4,000	$219,242

The amount of net gains (losses) for the three months ended March 31, 2013 included in earnings attributable to the fair value of changes in assets still held at March 31, 2013 was $12.9 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains

Components of net realized and unrealized gains (losses) for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Gross realized gains on available-for-sale securities	$26	$65
Gross realized losses on available-for-sale securities	(145)	(17)
Net realized gains on trading securities	5,917	6,009
Net unrealized gains on trading securities	11,778	5,132
Net realized and unrealized gains on other investments	16,997	18,931

Net realized and unrealized gains	$34,573	$30,120

Proceeds from sales and maturities of available-for-sale securities	$59,238	$59,631

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Net Investment Income

Major categories of net investment income for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Interest from fixed maturity investments	$34,206	$20,625
Interest from cash and cash equivalents and short-term investments	1,625	3,081
Net amortization of bond premiums and discounts	(12,462)	(8,513)
Dividends from equities	1,404	1,091
Other investments	92	61
Interest on other receivables	226	618
Other income	22	1,397
Interest on deposits held with clients	730	1,194
Policy loan interest	311	0
Investment expenses	(1,806)	(1,591)

	$24,348	$17,963

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $607.2 and $397.7 million, as of March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
	2014	2013
Collateral in trust for third party agreements	$2,230,318	$2,002,374
Assets on deposit with regulatory authorities	598,698	608,940
Collateral for secured letter of credit facility	302,622	310,938

	$3,131,638	$2,922,252

5. DERIVATIVE INSTRUMENTS

The Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement. These derivatives were not designated as hedging investments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. DERIVATIVE INSTRUMENTS—(Continued)

The following table sets forth the estimated fair value of derivative instruments recorded within other assets on the unaudited condensed consolidated balance sheet as at March 31, 2014 and December 31, 2013, respectively:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at
					March 31, 2014	December 31, 2013
Australian dollar	November 26, 2013	January 3, 2014	AU$45,000	$41,036	$—	$779
U.S Dollar	July 1, 2013	January 3, 2014	$40,887	AU$45,000	—	(630)

					$—	$149

The following table sets forth the changes in realized gains (losses) on derivative instruments recorded in net earnings for the periods ended March 31, 2014 and 2013, respectively:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Net Foreign Exchange Gains (Losses)
					March 31, 2014	March 31, 2013
Australian dollar	November 26, 2013	January 3, 2014	AU$45,000	$41,036	$(130)	$—
U.S Dollar	July 1, 2013	January 3, 2014	$40,887	AU$45,000	130	—
Australian dollar	February 8, 2012	May 10, 2013	AU$35,000	$36,099	—	(150)
British pound	March 6, 2012	March 6, 2013	UKP17,000	$26,611	—	1,023

					$—	$873

6. REINSURANCE BALANCES RECOVERABLE

	March 31, 2014				December 31, 2013
	Non-life Run-off	Active Underwriting	Life and Annuities	Total	Non-life Run-off	Active Underwriting	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$741,055	$9,436	$28,172	$778,663	$788,705	$10,777	$28,556	$828,038
Losses incurred but not reported	346,518	11,799	751	359,068	402,675	9,887	782	413,344
Fair value adjustments	(59,411)	4,391	—	(55,020)	(69,847)	4,391	—	(65,456)

Total reinsurance reserves recoverable	1,028,162	25,626	28,923	1,082,711	1,121,533	25,055	29,338	1,175,926
Paid losses recoverable	168,756	1,129	3,634	173,519	177,459	7,845	2,589	187,893

	$1,196,918	$26,755	$32,557	$1,256,230	$1,298,992	$32,900	$31,927	$1,363,819

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. REINSURANCE BALANCES RECOVERABLE—(Continued)

The Company’s acquired insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. The Company’s insurance and reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk among its reinsurers. Provisions are made for amounts considered potentially uncollectible.

On an annual basis, Atrium purchases a tailored outwards reinsurance program designed to manage the risk profile of Lloyd’s Syndicate 609. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers.

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

As of March 31, 2014 and December 31, 2013, the Company had, excluding reinsurance recoverables related to its life and annuities segment, reinsurance balances recoverable of $1.22 billion and $1.33 billion, respectively. The decrease of $108.2 million in reinsurance balances recoverable was primarily a result of commutations and cash collections made, partially offset by balances acquired during the period ended March 31, 2014.

At March 31, 2014 and December 31, 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $339.8 million and $338.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers which involve management judgment. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of March 31, 2014 increased to 21.3% as compared to 19.9% as of December 31, 2013, primarily as a result of commutations and cash collections from reinsurers with minimal bad debt provisions in the three months ended March 31, 2014 slightly offset by reinsurance balances recoverable of new business acquired requiring minimal provisions for uncollectible reinsurance recoverable.

Life and annuities

As at March 31, 2014, the reinsurance balances recoverable associated with the Company’s life and annuities business consisted of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

Top Ten Reinsurers

At both March 31, 2014 and December 31, 2013, the top ten reinsurers of the Company’s business accounted for 68.6% of total reinsurance balances recoverable (which includes loss reserves recoverable and recoverables on paid losses) and included $253.4 million and $290.1 million,

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. REINSURANCE BALANCES RECOVERABLE—(Continued)

respectively, of IBNR reserves recoverable. With the exception of one BBB+ rated reinsurer and one non-rated reinsurer from which $32.4 million and $229.3 million, respectively, was recoverable (December 31, 2012: $41.4 million and $256.2 million, respectively), the other top ten reinsurers, as at March 31, 2014 and December 31, 2013, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	March 31, 2014		December 31, 2013
	Reinsurance Recoverables	% of Total	Reinsurance Recoverables	% of Total
Top 10 reinsurers	$862,124	68.6%	$930,943	68.3%
Other reinsurers’ balances > $1 million	386,362	30.8%	423,013	31.0%
Other reinsurers’ balances < $1 million	7,744	0.6%	9,863	0.7%

Total	$1,256,230	100.0%	$1,363,819	100.0%

As at March 31, 2014 and December 31, 2013, reinsurance balances recoverable with a carrying value of $229.3 million and $256.2 million, respectively, were associated with one reinsurer, which represented 10% or more of total non-life run-off reinsurance balances recoverable and were secured by trust funds held for the benefit of the Company’s insurance and reinsurance subsidiaries.

7. LOSSES AND LOSS ADJUSTMENT EXPENSES

	March 31, 2014			December 31, 2013
	Non-life Run-off	Active Underwriting	Total	Non-life Run-off	Active Underwriting	Total
Outstanding	$2,445,619	$78,755	$2,524,374	$2,541,934	$79,826	$2,621,760
Incurred but not reported	1,625,177	104,514	1,729,691	1,717,870	98,583	1,816,453
Fair value adjustment	(248,918)	36,983	(211,935)	(255,291)	36,983	(218,308)

	$3,821,878	$220,252	$4,042,130	$4,004,513	$215,392	$4,219,905

Refer to Note 8 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information on establishing reserves.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities by the Company’s non-life run-off and active underwriting segments for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014			2013
	Non-life Run-off	Active Underwriting	Total	Non-life Run-off	Active Underwriting	Total
Net losses paid	$87,687	$12,835	$100,522	$83,674	$—	$83,674
Net change in case and LAE reserves	(62,398)	775	(61,623)	(57,500)	—	(57,500)
Net change in IBNR reserves	(37,348)	3,469	(33,879)	(2,702)	—	(2,702)

(Reduction) increase in estimates of net ultimate losses	(12,059)	17,079	(5,020)	23,472	—	23,472
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,359)	52	(13,307)	(16,404)	—	(16,404)
Amortization of fair value adjustments	(3,764)	—	(3,764)	2,093	—	2,093

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(29,182)	$17,131	$(12,051)	$9,161	$—	$9,161

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Non-Life Run-off Segment

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2014 and 2013 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-Life Run-off
	Three Months Ended March 31,
	2014	2013
Balance as at January 1(1)	$4,004,513	$3,650,127
Less: total reinsurance reserves recoverable	1,121,533	876,220

	2,882,980	2,773,907
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities:
Current period	1,432	28,533
Prior periods	(30,614)	(19,372)

Total net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(29,182)	9,161

Net losses paid:
Current period	(532)	(2,540)
Prior periods	(87,155)	(81,134)

Total net losses paid	(87,687)	(83,674)

Effect of exchange rate movement	(1,025)	(25,952)
Acquired on purchase of subsidiaries	—	479,982
Assumed business	28,630	42,624

Net balance as at March 31	2,793,716	3,196,048
Plus: total reinsurance reserves recoverable	1,028,162	947,750

Balance as at March 31	$3,821,878	$4,143,798

(1)	The Company has reclassified outstanding losses and loss adjustment expenses of $11.0 million to policy benefits for life and annuity contracts as at January 1, 2013 to conform to the current period presentation. This amount is associated with Laguna, which now forms part of the Company’s life and annuities segment that was established following the acquisition of the Pavonia companies.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the three months ended March 31, 2014 and 2013 was as follows:

	Non-Life Run-off
	Three Months Ended March 31,
	2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$87,155	$532	$87,687	$81,134	$2,540	$83,674
Net change in case and LAE reserves	(63,249)	851	(62,398)	(62,745)	5,245	(57,500)
Net change in IBNR reserves	(37,397)	49	(37,348)	(23,450)	20,748	(2,702)

(Reduction) increase in estimates of net ultimate losses	(13,491)	1,432	(12,059)	(5,061)	28,533	23,472
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,359)	—	(13,359)	(16,404)	—	(16,404)
Amortization of fair value adjustments	(3,764)	—	(3,764)	2,093	—	2,093

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(30,614)	$1,432	$(29,182)	$(19,372)	$28,533	$9,161

Net (reduction) increase in case and loss adjustment expense reserves (“LAE reserves”) comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR represents the change in the Company’s actuarial estimates of losses incurred but not reported.

Three Months Ended March 31, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2014 of $29.2 million included losses incurred related to current period premium of $1.4 million related to SeaBright Holdings, Inc. (“SeaBright”). Excluding SeaBright’s current period incurred losses of $1.4 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $30.6 million, which was attributable to a reduction in estimates of net ultimate losses of $13.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $13.3 million, relating to 2014 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.8 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Excluding the impact of current period losses incurred of $1.4 million relating to SeaBright, the reduction in estimates of net ultimate losses was $13.5 million, which was primarily related to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $6.8 million; and

(ii)	favorable claims settlements during the three months ended March 31, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $6.7 million.

Three Months Ended March 31, 2013

The net increase in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2013 of $9.2 million included losses incurred of $28.5 million related to SeaBright. Excluding SeaBright’s incurred losses related to current period premium of $28.5 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $19.4 million, which was attributable to a reduction in estimates of net ultimate losses of $5.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.4 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.1 million.

Excluding the impact of current period losses incurred of $28.5 million relating to SeaBright, the reduction in estimates of net ultimate losses was $5.1 million, and was primarily related to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimate aggregate value of approximately $8.3 million; partially offset by

(ii)	net incurred loss development of $26.7 million (excluding redundant case reserve reductions of $8.3 million), largely offset by reductions in IBNR reserves of $23.5 million.

Active Underwriting

The Company did not have an active underwriting segment for the three months ended March 31, 2013, as the Company began reporting this segment in the fourth quarter of 2013 following the acquisition of Atrium.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses of the active underwriting segment for the three months ended March 31, 2014 (losses incurred and paid are reflected net of reinsurance recoverables):

Active Underwriting
Three Months Ended March 31, 2014
Balance as at January 1	$215,392
Less: total reinsurance reserves recoverable	25,055

190,337
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	21,314
Prior periods	(4,183)

Total net increase in ultimate losses and loss adjustment expense liabilities	17,131

Net losses paid:
Current period	(4,684)
Prior periods	(8,151)

Total net losses paid	(12,835)

Effect of Exchange rate movement	(7)

Net balance as at March 31	194,626
Plus: total reinsurance reserves recoverable	25,626

Balance as at March 31	$220,252

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the active underwriting segment for the three months ended March 31, 2014 was as follows:

	Active Underwriting
	Three Months Ended March 31, 2014
	Prior Period	Current Period	Total
Net losses paid	$8,151	$4,684	$12,835
Net change in case and LAE reserves	(3,985)	4,760	775
Net change in IBNR reserves	(8,401)	11,870	3,469

(Reduction) increase in estimates of net ultimate losses	(4,235)	21,314	17,079
Reduction in provisions for unallocated loss adjustment expense liabilities	52	—	52

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(4,183)	$21,314	$17,131

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Life	$367,551	$380,874
Annuities	956,088	963,323

	1,323,639	1,344,197
Fair value adjustments	(68,375)	(71,097)

	$1,255,264	$1,273,100

Refer to Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information on establishing policy benefit reserves.

9. PREMIUMS WRITTEN AND EARNED

The following table provides a summary of net premiums written and earned in our non-life run-off, active underwriting and life and annuities segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Direct	$1,279	$2,734	$11,856	$33,581
Assumed	40	34	242	555
Ceded	(276)	(241)	(2,390)	(3,216)

Net	$1,043	$2,527	$9,708	$30,920

Active underwriting
Direct	$26,916	$24,369	$—	$—
Assumed	(1,599)	13,788	—	—
Ceded	(5,852)	(5,518)	—	—

Net	$19,465	$32,639	$—	$—

Life and annuities
Life	$25,996	$26,492	$741	$741

Non-life run-off

Net premiums written and earned by the Company’s non-life run-off segment totaled $1.0 million and $2.5 million for the three months ended March 31, 2014 as compared to $9.7 million and $30.9 million from the date of acquisition of SeaBright to March 31, 2013. The significant decrease between the three months ended March 31, 2014 and the same period in 2013 was attributable to SeaBright

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. PREMIUMS WRITTEN AND EARNED—(Continued)

exiting from the mandatory renewal process, which resulted in it no longer generating premiums written other than for small adjustments related to premium audits and reinstatement premiums on previously written policies.

Active underwriting

Net premiums written and earned by the Company’s active underwriting segment totaled $19.5 million and $32.6 million for the three months ended March 31, 2014. The net premiums written and earned relate to Atrium and Arden’s reinsurance of Atrium. The Company did not have an active underwriting segment for the three months ended March 31, 2013.

Life and annuities

Life and annuity premiums written by the Company’s life and annuities segment totaled $26.0 million and $26.5 million for the three months ended March 31, 2014 as compared to $0.7 million and $0.7 million for the three months ended March 31, 2013, respectively. The Company’s life companies continue to collect premiums in relation to the unexpired policies assumed on acquisition.

10. RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment, and are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013, the date of acquisition, to March 31, 2014, none of the Company’s direct premiums written related to retrospectively rated contracts. The Company accrued $8.9 million (December 31, 2013: $8.8 million) for retrospective premiums receivable and $28.2 million (December 31, 2013: $27.5 million) for return retrospective premiums as at March 31, 2014.

11. GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets as at March 31, 2014 and December 31, 2013:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA
Balance as at January 1, 2013	$60,071	$27,000	$63,000	$150,071	$223,947
Acquired during the period	—	—	—	—	—
Intangible assets amortization	—	(677)	—	(677)	1,343

Balance as at March 31, 2014	$60,071	$26,323	$63,000	$149,394	$225,290

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. GOODWILL AND INTANGIBLE ASSETS—(Continued)

Intangible assets with a definite life include:

(i)	Fair value adjustments (“FVA”) relate to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts and reinsurance recoverables and are included as a component of each balance sheet item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts and over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables; and

(ii)	Other intangible assets relate to the values associated with the distribution channel and brand related to the Company’s acquisition of Atrium. These assets will be amortized on a straight-line basis over a period of ten to fifteen years.

Intangible asset amortization for the three months ended March 31, 2014 and 2013 was $1.5 million and $2.1 million, respectively.

Intangible assets with an indefinite life include the values associated with the Lloyd’s syndicate capacity and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. GOODWILL AND INTANGIBLE ASSETS—(Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expense	$500,485	$(288,550)	$211,935	$500,485	$(282,178)	$218,307
Reinsurance balances recoverable	(179,116)	124,096	(55,020)	(179,116)	113,659	(65,457)
Policy benefits for life and annuity contracts	86,332	(17,957)	68,375	86,332	(15,235)	71,097

Total	407,701	(182,411)	225,290	407,701	(183,754)	223,947
Other:
Distribution channel	20,000	(444)	19,556	20,000	—	20,000
Brand	7,000	(233)	6,767	7,000	—	7,000

Total	27,000	(677)	26,323	27,000	—	27,000

Total intangible assets with a definite life	434,701	(183,088)	251,613	434,701	(183,754)	250,947

Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	32,900	—	32,900	32,900	—	32,900
Management contract	30,100	—	30,100	30,100	—	30,100

Total intangible assets	$497,701	$(183,088)	$314,613	$497,701	$(183,754)	$313,947

As at March 31, 2014 and December 31, 2013, the allocation of the goodwill to the Company’s non-life run-off and active underwriting segments was $21.2 million and $38.9 million, respectively.

12. LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions and its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and for general corporate purposes. The Company’s three outstanding credit facilities (its term facility related to the

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. LOANS PAYABLE—(Continued)

Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”), its term facility related to the acquisition of SeaBright (the “SeaBright Facility”), and the EGL Revolving Credit Facility) are described in Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, all of the covenants relating to the three credit facilities were met.

Total amounts of loans payable outstanding, including accrued interest, as of March 31, 2014 and December 31, 2013, totaled $485.2 million and 452.4 million respectively, and were comprised as follows:

Facility	Date of Facility	Facility Term	March 31 2014	December 31, 2013
EGL Revolving Credit Facility	July 8, 2013	5 Years	$328,800	$258,800
SeaBright Facility	December 21, 2012	3 Years	89,000	111,000
Clarendon Facility	July 12, 2011	4 Years	65,995	78,995

Total long-term bank debt			483,795	448,795
Accrued interest			1,444	3,651

Total loans payable			$485,239	$452,446

EGL Revolving Credit Facility

On March 26, 2014, the Company borrowed $70.0 million under the EGL Revolving Credit Facility. As of March 31, 2014, the unused portion of the EGL Revolving Credit Facility was $46.2 million.

Clarendon Facility

On March 17, 2014, the Company repaid $13.0 million of the outstanding principal on its Clarendon Facility reducing the outstanding principal as of March 31, 2014 to $66.0 million.

SeaBright Facility

On March 31, 2014, the Company repaid $22.0 million of the outstanding principal on its SeaBright Facility reducing the outstanding principal as of March 31, 2014 to $89.0 million.

13. REDEEMABLE NONCONTROLLING INTEREST

As of March 31, 2014, the redeemable noncontrolling interest comprised the 40% ownership interest held by Trident in both Bayshore and Northshore. Northshore owns 100% of Atrium and Arden and, upon the acquisition of Torus on April 1, 2014, Bayshore now owns 100% of Torus. The redeemable noncontrolling interest is classified outside of permanent shareholders’ equity on the Company’s consolidated balance sheets due to the redemption rights held by Trident, which are described in Note 3 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 above. The Company recognizes changes in the redemption value of the Trident interest in Bayshore’s and Northshore’s earnings as if the balance sheet date was also the redemption date. As at March 31, 2014 and December 31, 2013, there were no adjustments recorded through retained earnings as the redemption value of Trident’s interests approximated their carrying values.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. REDEEMABLE NONCONTROLLING INTEREST—(Continued)

On March 30, 2014, Trident contributed $260.8 million to Bayshore in relation to its 40% share of the purchase price of Torus and the transaction costs related to the acquisition.

A reconciliation of the beginning and ending carrying amount of the equity attributable to the redeemable noncontrolling interest is as follows:

Redeemable noncontrolling interest
Balance as at December 31, 2013	$100,859
Redeemable noncontrolling interest, initial contributions	260,800
Accumulated other comprehensive income attributable to redeemable noncontrolling interest	(106)
Reclassification from noncontrolling interest	(1,028)
Net earnings attributable to redeemable noncontrolling interest	808

Balance as at March 31, 2014	$361,333

14. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$29,587	$11,959
Weighted average ordinary shares outstanding — basic	16,564,083	16,514,193

Net earnings per ordinary share attributable to Enstar Group Limited — basic	$1.79	$0.72

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$29,587	$11,959
Weighted average ordinary shares outstanding — basic	16,564,083	16,514,193
Share equivalents:
Unvested shares	79,967	124,695
Restricted share units	20,475	16,514
Warrants	40,799	20,654

Weighted average ordinary shares outstanding — diluted	16,705,324	16,676,056

Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$1.77	$0.72

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to its employees and to members of the Board of Directors. These are described in Note 17 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The information below includes both the employee and director components of the Company’s share based compensation.

Employee share plans

Employee share awards for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014		2013
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	115,159	$14,313	160,644	$15,902
Granted	1,559	170	1,308	138
Vested	(44,112)	(5,920)	(46,793)	(5,436)

Nonvested — March 31	72,606	$9,897	115,159	$14,313

2006 Equity Incentive Plan / 2011-2015 Annual Incentive Compensation Program

For both the three months ended March 31, 2014 and 2013 no shares were awarded to employees under the 2006 Equity Incentive Plan (the “Equity Plan”).

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at March 31, 2014 and 2013 was $4.0 million and $6.8 million, respectively. This cost is expected to be recognized evenly over the next 1.6 years. Compensation costs of $0.7 million and $0.8 million relating to these share awards were recognized in the Company’s statement of earnings for the three months ended March 31, 2014 and 2013, respectively.

The accrued expense relating to the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program for the three months ended March 31, 2014 and 2013 was $5.2 million and $2.1 million, respectively.

Enstar Group Limited Employee Share Purchase Plan

For the three months ended March 31, 2014 and 2013, respectively, compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“Share Plan”) were recognized in the Company’s statement of earnings. For the three months ended March 31, 2014 and 2013, 1,559 and 1,308 shares have been issued to employees under the Share Plan.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the three months ended March 31, 2014 and 2013, 1,029 and 632 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded expenses related to the restricted share units for each of the three month periods ended March 31, 2014 and 2013 of $0.1 million.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the 2010 PW Acquisition Company transaction (the “PWAC Plan”), are structured as defined contribution plans. Pension expense for the three months ended March 31, 2014 and 2013 was $2.1 million and $1.1 million, respectively. The increase for the three months ended March 31, 2014 over the same period in 2013 was attributable to the increase in employee headcount attributable to the 2013 acquisitions of SeaBright, Pavonia and Atrium.

The Company recorded pension expense relating to the PWAC Plan of $0.1 million and $0.2 million for each of the three month periods ended March 31, 2014 and 2013, respectively. The PWAC Plan is described in Note 17 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

16. TAXATION

Effective January 1, 2014, the Company accounts for income taxes using the estimated annual effective tax rate. The Company makes the best estimate of the annual effective tax rate expected to be applicable for the full fiscal year and applies the rate to the year-to-date income. Discrete tax adjustments are recorded in the quarter in which the event occurs.

Earnings before income taxes includes the following components:

	Three Months Ended March 31,
	2014	2013
Domestic (Bermuda)	$7,010	$9,934
Foreign	33,678	10,895

Total	$40,688	$20,829

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. TAXATION—(Continued)

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended March 31,
	2014	2013
Current:
Domestic (Bermuda)	$—	$—
Foreign	10,267	14,279

	10,267	14,279

Deferred:
Domestic (Bermuda)	—	—
Foreign	(2,991)	(6,435)

	(2,991)	(6,435)

Total tax expense	$7,276	$7,844

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2014	2013
Earnings before income tax	$40,688	$20,829

Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates	17.3%	33.5%
Change in uncertain tax positions	(5.5)%	(11.4)%
Change in valuation allowance	5.7%	15.3%
Other	0.4%	0.3%

Effective tax rate	17.9%	37.7%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. TAXATION—(Continued)

The Company had unrecognized tax benefits of $nil million and $2.2 million relating to uncertain tax positions as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, there were certain reductions to unrecognized tax benefits of $2.2 million due to the expiration of statutes of limitation.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2010, 2010 and 2007, respectively.

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

17. RELATED PARTY TRANSACTIONS

Stone Point Capital LLC

Following several private transactions occurring from May 2012 to July 2012, Trident acquired 1,350,000 of the Company’s voting ordinary shares (which now constitutes approximately 8.5% of the Company’s outstanding voting ordinary shares). On November 6, 2013, the Company appointed James D. Carey to its Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC, the manager of the Trident funds.

In addition, the Company has entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium Underwriting Group Limited (“Atrium”), Arden Reinsurance Company Ltd. (“Arden”), and Torus acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) the Company’s right to redeem Trident’s equity interest in the Atrium/Arden and Torus transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and Torus closings, respectively, and at any time following the seventh anniversary of the Arden and Torus closings, respectively; and (ii) Trident’s right to have its equity interests in the Atrium/Arden and Torus transactions redeemed by the Company at fair market value (which the Company may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and Torus closing, respectively. As of March 31, 2014, the Company has included $361.1 million as part of redeemable noncontrolling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of Torus and the holding companies established in connection with the Atrium/Arden and Torus co-investment transactions.

The Company has investments in two funds (carried within other investments) affiliated with entities owned by Trident. As of March 31, 2014 and December 31, 2013, the fair value of the investments in the two funds was $108.9 million and $87.7 million, respectively. During the three months ended March 31, 2014, the Company made a commitment to invest up to $20.0 million in a fund managed by Stone Point Capital LLC, but has not yet funded any part of this investment.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. RELATED PARTY TRANSACTIONS—(Continued)

The Company has also invested in a fund managed by Sound Point Capital, an entity in which Mr. Carey has an approximately 4% indirect ownership interest and serves as director. As of March 31, 2014 and December 31, 2013, the fair value of this investment was $21.9 million and $21.6 million, respectively. For the three months ended March 31, 2014 and 2013, the Company has recognized $0.4 million and $0.3 million, respectively, in net realized and unrealized gains in respect of this investment.

Goldman Sachs & Co.

Affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.2% of the Company’s voting ordinary shares and 100% of the Company’s outstanding non-voting convertible ordinary shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of March 31, 2014, the Company had investments in one fund (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $3.1 million. During the three months ended March 31, 2014, the Company invested £12.5 million (approximately $20.8 million) in indirect non-voting interests of two companies affiliated with Hastings Insurance Group Limited. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities the Company has invested in.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at March 31, 2014 and December 31, 2013, the Company’s total reinsurance recoverable from GAFG entities amounted to $302.0 million and $340.8 million, respectively. As at March 31, 2014 and December 31, 2013, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $229.3 million and $256.1 million, respectively, represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable. The $229.3 million and $256.1 million recoverable from that GAFG entity at March 31, 2014 and December 31, 2013, respectively, was secured by a trust fund. The balance of $72.7 million and $84.7 million as at March 31, 2014 and December 31, 2013, respectively, was recoverable from GAFG entities rated A- and higher.

18. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company’s portfolio of cash and fixed maturity investments are managed pursuant to guidelines that follow what it believes are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers, and as a result the Company does not believe that there are any significant concentrations of credit risk associated with its portfolio of cash and fixed maturity investments.

The Company’s portfolio of other investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Company manages and monitors risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its other investments.

As of March 31, 2014, the Company’s investments are held by 36 different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. COMMITMENTS AND CONTINGENCIES—(Continued)

over their investment processes that are certified annually. The largest concentration of fixed maturity investments, by fair value, at a single custodian was $2.3 billion and $2.8 billion as of March 31, 2014 and December 31, 2013, respectively.

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments as of March 31, 2014 and December 31, 2013:

March 31, 2014			December 31, 2013
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
$311,000	$179,050	$131,950	$291,000	$176,760	$114,240

Guarantees

As at March 31, 2014 and December 31, 2013 the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $235.8 million and $228.5 million, respectively.

Acquisitions and Significant New Business

The Company has entered into a definitive agreement with respect to the Reciprocal of America loss portfolio transfer, which is expected to close in the second quarter of 2014. This agreement is described in Note 3 — “Significant New Business.”

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION

The Company measures the results of its operations in three segments: (i) non-life run-off; (ii) active underwriting; and (iii) life and annuities.

The Company’s non-life run-off segment comprises the operations and financial results of those subsidiaries acquired for the purpose of running off their property and casualty business.

The Company’s active underwriting segment comprises the operations and financial results of Atrium and its subsidiaries and Arden. Results related to Arden’s reinsurance to Atrium are included within the Company’s active underwriting segment, while results related to Arden’s run-off business are included within the Company’s non-life run-off segment. With effect from April 1, 2014, the active underwriting segment will also include substantially all of the activities of Torus Insurance Holdings Limited and its subsidiaries (some of Torus’ lines of business are in run-off and will accordingly be accounted for within the Company’s non-life run-off segment).

The Company’s life and annuities segment comprises the operations and financial results of those subsidiaries, primarily the Pavonia companies, operating in the closed-block of life and annuity business.

Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned.

The elimination items includes the elimination of intersegment revenues and expenses.

The Company’s total assets by segment were:

	March 31. 2014	December 31, 2013
Total assets—non-life run-off	$6,432,340	$6,619,992
Total assets—active underwriting	899,476	585,176
Total assets—life and annuities	1,377,491	1,414,987

	$8,709,307	$8,620,155

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Non-life run-off	Active underwriting	Life and annuities	Eliminations	Consolidated
Net premiums earned	$2,527	$32,639	$26,492	$—	$61,658
Fees and commission income	2,955	4,821	21	(799)	6,998
Net investment income	14,333	480	9,989	(454)	24,348
Net realized and unrealized gains (losses)	29,629	(107)	5,051	—	34,573

	49,444	37,833	41,553	(1,253)	127,577

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities:
Non-life run-off	(29,182)	—	—	—	(29,182)
Active underwriting	—	17,131	—	—	17,131

	(29,182)	17,131	—	—	(12,051)
Acquisition costs	—	9,561	3,600	—	13,161
Life and annuity policy benefits	—	—	26,809	—	26,809
Salaries and benefits	25,846	3,533	2,011	—	31,390
General and administrative expenses	15,763	4,934	2,352	(799)	22,250
Interest expense	2,561	1,173	454	(454)	3,734
Net foreign exchange losses (gains)	2,130	(545)	11	—	1,596

	17,118	35,787	35,237	(1,253)	86,889

EARNINGS BEFORE INCOME TAXES	32,326	2,046	6,316	—	40,688
INCOME TAXES	(3,651)	(1,339)	(2,286)	—	(7,276)

NET EARNINGS	28,675	707	4,030	—	33,412
Less: Net earnings attributable to noncontrolling interest	(3,075)	(750)	—	—	(3,825)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,600	$(43)	$4,030	$—	$29,587

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Three Months Ended March 31, 2013
	Non-life run-off	Life and annuities	Eliminations	Consolidated
Net premiums earned	$30,920	$741	—	$31,661
Fees and commission income	2,628	—	(181)	2,447
Net investment income	17,691	272	—	17,963
Net realized and unrealized gains (losses)	30,278	(158)	—	30,120

	81,517	855	(181)	82,191

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	9,161	—	—	9,161
Acquisition costs	2,387	—	—	2,387
Life and annuity policy benefits	—	741	—	741
Salaries and benefits	23,464	146	—	23,610
General and administrative expenses	16,415	1,712	(181)	17,946
Interest expense	2,420	15	—	2,435
Net foreign exchange losses	4,936	146	—	5,082

	58,783	2,760	(181)	61,362

EARNINGS (LOSS) BEFORE INCOME TAXES	22,734	(1,905)	—	20,829
INCOME TAXES	(7,823)	(21)	—	(7,844)

NET EARNINGS (LOSS)	14,911	(1,926)	—	12,985
Less: Net earnings attributable to noncontrolling interest	(1,026)	—	—	(1,026)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$13,885	$(1,926)	$—	$11,959

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have reviewed the condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of March 31, 2014, and the related condensed consolidated statements of earnings and comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended; and in our report dated March 3, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG Audit Limited

Hamilton, Bermuda

May 9, 2014

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents:

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Business Overview

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

Our core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 60 insurance and reinsurance companies and portfolios of insurance and reinsurance business and are now administering those businesses. This includes 13 Reinsurance to Close, or “RITC” transactions, with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. Until 2013, all but one of our acquisitions had been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.

While our core focus remains the acquisition and management of non-life run-off business, we diversified our business profile in two distinct ways during 2013: first, by significantly increasing our closed life and annuities business through our March 31, 2013 acquisition of the closed U.S. life and annuities operations of HSBC Holdings plc (which we now refer to as Pavonia), and second, by entering into the active underwriting business through our acquisitions of 60% interests in Atrium Underwriting Group Limited (or Atrium) on November 25, 2013, Arden Reinsurance Company Ltd (or Arden) on September 9, 2013, and Torus Insurance Holdings Limited (or Torus) on April 1, 2014.

Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages and underwrites specialist insurance and reinsurance business for Lloyd’s Syndicate 609. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd, provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Arden provides reinsurance to Atrium 5 Ltd. through an approximate 65% quota share reinsurance arrangement, and is currently in the process of running off certain other portfolios of run-off business. Torus is an A- rated global specialty insurer with six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301.

Following these acquisitions, we now have the following three segments of business that are each managed, operated and reported on differently: (i) non-life run-off; (ii) active underwriting; and (iii) life and annuities.

Key Performance Indicator

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies.

During the period, we increased our book value per share on a fully diluted basis by $1.74 from $105.20 per share, as at December 31, 2013, to $106.94, as at March 31, 2014

On April 1, 2014, we issued 1,898,326 voting ordinary shares and 714,015 Series B Convertible Participating Non-Voting Perpetual Preferred Stock (or collectively, the Torus shares) to Torus’ shareholders upon completion of the Torus acquisition. The table below provides pro forma Enstar Group Limited shareholders’ equity, fully diluted ordinary shares outstanding and fully diluted book value per share as of March 31, 2014 as if the Torus shares had been issued on that date.

	March 31, 2014	Issuance of Shares to Torus Shareholders	March 31, 2014 - Pro Forma
	(expressed in thousands of U.S. dollars, except share data

Total Enstar Group Limited Shareholders’ Equity	$1,786,557	$356,088	$2,142,645

Fully diluted ordinary shares outstanding	16,706,336	2,612,346	19,318,682

Fully diluted book value per share	$106.94	$136.31	$110.91

Acquisitions

Torus Insurance Holdings Limited

On April 1, 2014, Kenmare Holdings Ltd. (or Kenmare), our wholly-owned subsidiary, together with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., which are managed by Stone Point Capital LLC (or collectively, Trident), completed the acquisition of Torus. At closing, Torus became directly owned by Bayshore Holdings Ltd. (or Bayshore), which was 60% owned by Kenmare and 40% owned by Trident.

The purchase price for Torus was established in the amended and restated amalgamation agreement as $646.0 million, to be paid partly in cash and partly in Enstar’s stock. The number of Enstar shares to be issued was fixed at the signing of the amalgamation agreement on July 8, 2013 and was determined by reference to an agreed-upon value per share of $132.448, which was the average closing price of our voting ordinary shares, par value $1.00 per share (or the Voting Ordinary Shares), over the 20 trading days prior to such signing date. On the day before closing of the amalgamation, the Voting Ordinary Shares had a closing price of $136.31 per share. At closing, we contributed cash of $41.6 million towards the purchase price and $3.6 million towards related transaction expenses, as well as 1,898,326 Voting Ordinary Shares and 714,015 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock (or the Non-Voting Preferred Shares). Based on a price of $136.31 per share, our contribution of cash and shares to the purchase price totaled $397.7 million in the aggregate. Trident contributed cash of $258.4 million towards the purchase price and $2.4 million towards related transaction expenses. FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (or collectively, First Reserve) received 1,501,211 Voting Ordinary Shares, 714,015 Non-Voting Preferred Shares and cash consideration in the transaction. Corsair Specialty Investors, L.P. (or Corsair) received 397,115 Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders received all cash. As a result of the amalgamation, First Reserve now owns approximately 9.5% and 11.5%, respectively, of our Voting Ordinary Shares and outstanding share capital.

Upon the closing of the Torus acquisition, Bayshore, Kenmare and Trident entered into a Shareholders’ Agreement, which was subsequently amended, as described in “Dowling Co-investments in Bayshore and Northshore” below.

In satisfaction of certain of our obligations under the Registration Rights Agreement we entered into with First Reserve and Corsair at the closing of the Amalgamation, we filed a resale shelf registration statement with the SEC on April 29, 2014 with respect to the Voting Ordinary Shares (including the Voting Ordinary Shares into which the Non-Voting Preferred Shares may convert) that we issued pursuant to the amalgamation.

Certain Changes relating to Ownership of our Active Underwriting Businesses

Atrium Employee Equity Awards

On April 17, 2014, Northshore Holdings Ltd., or Northshore, the parent company of Atrium and Arden, implemented long-term incentive plans that awarded time-based restricted shares of Northshore to certain Atrium employees. These equity awards will have the effect of modestly reducing Kenmare’s 60% equity interest in Northshore (as well as Trident’s 40% equity interest) over the course of the vesting periods as Atrium employees acquire shares. Shares generally vest over two to three years, and certain awards begin vesting in 2014. The impact of the share awards on a fully diluted basis is that Kenmare, Trident and Atrium employees own 57.1%, 38.1%, and 4.8% of Northshore, respectively.

Dowling Co-investments in Bayshore and Northshore

On May 8, 2014, Dowling Capital Partners I, L.P., or Dowling, purchased common shares of both Bayshore and Northshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million.

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of Bayshore, respectively, and 57.7% and 38.1% of Northshore on a fully diluted basis, respectively (assuming full vesting of Atrium employees’ restricted shares totaling 4.8%). Following the sale of Bayshore shares to Dowling, Kenmare, Trident and Dowling own 59%, 39.3% and 1.7% of Bayshore, respectively. Following the sale of Northshore shares to Dowling, Kenmare, Trident, certain Atrium employees and Dowling own 56.1%, 37.4%, 4.8% and 1.7% of Northshore, respectively, on a fully diluted basis.

In connection with the sale of Bayshore shares, the Bayshore Shareholders’ Agreement was amended and restated. The Amended and Restated Bayshore Shareholders’ Agreement, among other things, provides that Kenmare has the right to appoint three members to the Bayshore board of directors and Trident has the right to appoint two members. The Amended and Restated Bayshore Shareholders’ Agreement includes a five-year period, or the “Restricted Period,” during which no shareholder can transfer its ownership interest in Bayshore to a third party unless approved by a super-majority of the shareholders. Following the Restricted Period: (i) each shareholder must offer Kenmare and Trident the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require each other shareholder to participate in a sale of Bayshore to a third party as long as Kenmare owns 55% of the aggregate number of outstanding shares of Bayshore held by Kenmare and Trident; (iii) each shareholder has the right to be included on a pro rata basis in any sales made by another shareholder; and (iv) each of Kenmare, Trident and Dowling has the right to buy its pro rata share of any new securities issued by Bayshore.

The Amended and Restated Bayshore Shareholders’ Agreement also provides that during the 90-day period following the fifth anniversary of the Torus closing, and at any time following the seventh anniversary of such closing, Kenmare would have the right to purchase the Bayshore shares owned by all other shareholders of Bayshore at their then fair market value, which would be payable in cash. Following the seventh anniversary of the Torus closing, Trident would have the right to require Kenmare to purchase all of Trident’s shares in Bayshore for their then current fair market value and Dowling would have the right to participate in such transaction by requiring Kenmare to purchase all of its shares in Bayshore on the same terms. Kenmare would have the option to pay for such shares either in cash or by delivering our Voting Ordinary Shares.

In connection with the sale of Northshore shares, the Northshore Shareholders’ Agreement was amended and restated. The Amended and Restated Northshore Shareholders’ Agreement provides for substantially the same rights and obligations as the Amended and Restated Bayshore Shareholders’ Agreement, except that the fifth and seventh anniversaries refer to the Arden closing.

Significant New Business

Reciprocal of America

On July 6, 2012, our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $169.0 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the second quarter of 2014.

Shelbourne RITC Transactions

Effective January 1, 2014, Lloyd’s Syndicate 2008, or S2008, which is managed by our wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close contract of the 2011 and prior underwriting years of account of another Lloyd’s syndicate, under which S2008 assumed total gross insurance reserves of approximately £17.0 million (approximately $28.1 million) for consideration of an equal amount.

Effective December 31, 2012, S2008 entered into a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2009 and prior years of account, or the 2009 Liabilities, under which S2008 assumed total gross insurance reserves of approximately £193.0 million (approximately $313.3 million) for consideration of an equal amount. Effective January 1, 2014, the 2012 Lloyd’s underwriting year of account of S2008 entered into a partial reinsurance to close, or RITC, transaction with respect to the 2009 liabilities.

Consolidated Results of Operations – For the Three Months Ended March 31, 2014 and 2013

The following table sets forth our selected unaudited condensed consolidated statement of earnings data for each of the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned—non-life run-off	$2,527	$30,920
Net premiums earned—active underwriting	32,639	—
Net premiums earned—life and annuities	26,492	741
Fees and commission income	6,998	2,447
Net investment income	24,348	17,963
Net realized and unrealized gains	34,573	30,120

	127,577	82,191

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities:
Non-life run-off	(29,182)	9,161
Active underwriting	17,131	—

	(12,051)	9,161
Acquisition costs	13,161	2,387
Life and annuity policy benefits	26,809	741
Salaries and benefits	31,390	23,610
General and administrative expenses	22,250	17,946
Interest expense	3,734	2,435
Net foreign exchange losses	1,596	5,082

	86,889	61,362

EARNINGS BEFORE INCOME TAXES	40,688	20,829
INCOME TAXES	(7,276)	(7,844)

NET EARNINGS	33,412	12,985
Less: Net earnings attributable to noncontrolling interest	(3,825)	(1,026)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$29,587	$11,959

The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended March 31,
	2014	2013
	(in thousands of U.S. dollars)
Segment split of net earnings (losses) attributable to Enstar Group Limited:
Non-life run-off	$25,600	$13,885
Active underwriting	(43)	—
Life and annuities	4,030	(1,926)

Net earnings attributable to Enstar Group Limited	$29,587	$11,959

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Statement Regarding Forward-Looking Statements” and in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $33.4 million and $13.0 million for the three months ended March 31, 2014 and 2013, respectively. Our comparative results were impacted by a number of factors, including those relating to companies we acquired during or after the three months ended March 31, 2013. During 2013, we completed the acquisitions of SeaBright (on February 7, 2013), the Pavonia companies (on March 31, 2013), Arden (on September 9, 2013) and Atrium (on November 25, 2013).

The increase in consolidated net earnings before net earnings attributable to noncontrolling interest for the three months ended March 31, 2014 was attributable primarily to the following:

Net premiums earned – Combined net premiums earned for our three operating segments were $61.7 million and $31.7 million for the three months ended March 31, 2014 and 2013, respectively. The significant increase in 2014 was due primarily to the acquisitions of Pavonia, Arden and Atrium, partially offset by the reduction in SeaBright’s earned premium, as described in greater detail in the segment discussion below. With the run-off process now fully implemented at SeaBright, its share of net earned premium is expected to continue to be substantially lower in 2014 than 2013. However, we expect our active underwriting business to more than offset this difference and for net earned premiums to significantly exceed 2013 levels.

Net investment income – Net investment income was $24.3 million and $18.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase in 2014 was primarily attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of a full quarter of owning SeaBright and Pavonia, as well as the Arden and Atrium acquisitions, although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized gains on investments – Net realized and unrealized gains were $34.6 million and $30.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net realized and unrealized gains between 2014 and 2013 was primarily attributable to net realized and unrealized gains in 2014 of $12.8 million on our fixed maturity investments, largely due to movements in treasury yields when applied to a larger base of fixed maturity investments (as compared to net realized and unrealized gains of $1.7 million on our fixed maturity investments in the same period in 2013). This was partially offset by decreases in our net realized and unrealized gains on our equities and other investments.

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities – Net reduction in ultimate losses and loss adjustment expense liabilities was $12.1 million for the three months ended March 31, 2014, compared to a $9.2 million net increase in ultimate losses and loss adjustment expense liabilities for the same period in 2013. The 2014 reduction was comprised of $(29.2) million and $17.1 million in net reduction in ultimate losses and loss adjustment expense liabilities related to our non-life run-off and active underwriting segments, respectively, as discussed further in the related segment discussions below.

Acquisition costs – Acquisition costs were $13.2 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. The 2014 acquisition costs related to Atrium ($9.6 million) and Pavonia ($3.6 million). For 2013, the acquisition costs of $2.3 million related to SeaBright.

Life and annuity policy benefits – Life and annuity policy benefits were $26.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. The significant increase in 2014 is due to primarily to the acquisition of the Pavonia companies, as described in the life and annuities segment discussion below.

Salaries and benefits – Salaries and benefits were $31.4 million and $23.6 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $7.8 million was primarily due to the salaries and benefits costs associated with the Pavonia and Atrium acquisitions (we did not acquire any employees in the Arden acquisition), along with an increase in our bonus accrual amount for 2014 due to higher net earnings.

General and administrative expenses – General and administrative expenses were $22.3 million and $17.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $4.4 million was principally due to general and administrative expenses incurred as a result of our 2013 acquisitions of Pavonia, Arden and Atrium (all of which were acquired subsequent to March 31, 2013) and general and administrative expenses associated with the Torus transaction.

Interest expense – Interest expense was $3.7 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively. The increase of $1.3 million was largely due to additional borrowings under the revolving credit facility for acquisitions and general corporate purposes.

Net foreign exchange losses – Net foreign exchange losses were $1.6 million and $5.1 million for the three months ended March 31, 2014 and 2013, respectively.

Income tax expense – Income tax expenses were $7.3 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, United Kingdom and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates.

Noncontrolling interest in earnings increased by $2.8 million to $3.8 million for the three months ended March 31, 2014 as a result of higher earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $17.6 million from $12.0 million, for the three months ended March 31, 2013, to $29.6 million for the three months ended March 31, 2014.

Segment Reporting

We measure our results of operations in three segments: (i) non-life run-off; (ii) active underwriting; and (iii) life and annuities. Our segments are described in our Annual Report on Form 10-K for the year ended December 31, 2013 beginning on page 83 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Reporting.”

Results of Operations by Segment — For the Three Months Ended March 31, 2014 and 2013

Non-life Run-off Segment

The following is a discussion and analysis of our results of operations for our non-life run-off segment for the three months ended March 31, 2014 and 2013, which are summarized below:

	Three Months Ended March 31,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$2,527	$30,920
Fees and commission income	2,955	2,628
Net investment income	14,333	17,691
Net realized and unrealized gains	29,629	30,278

	49,444	81,517

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities:
Losses incurred on current period premiums earned	1,432	28,533
Reduction in estimates of net ultimate losses	(13,491)	(5,062)
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,359)	(16,403)
Amortization of fair value adjustments	(3,764)	2,093

	(29,182)	9,161
Acquisition costs	—	2,387
Salaries and benefits	25,846	23,464
General and administrative expenses	15,763	16,415
Interest expense	2,561	2,420
Net foreign exchange losses	2,130	4,936

	17,118	58,783

EARNINGS BEFORE INCOME TAXES	33,326	22,734
INCOME TAXES	(3,651)	(7,823)

NET EARNINGS	28,675	14,911
Less: Net earnings attributable to noncontrolling interest	(3,075)	(1,026)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,600	$13,885

Summary Comparison of the Three Months Ended March 31, 2014 and 2013

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $28.7 million and $14.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in earnings of approximately $13.8 million was attributable primarily to the following:

(i)	an increase of $8.4 million in reduction in estimates of net ultimate losses;

(ii)	a decrease in income tax expense of $4.1 million; and

(iii)	a net foreign exchange loss of $2.1 million for the three months ended March 31, 2014, which was a $2.8 million decrease from the net foreign exchange loss for the same period in 2013; partially offset by

(iv)	a decrease in net investment income of $3.4 million; and

(v)	an increase in salaries and benefits of $2.4 million.

Noncontrolling interest in earnings increased by $2.1 million to $3.1 million for the three months ended March 31, 2014 as a result of higher earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $11.7 million, or 84.2%, from $13.9 million for the three months ended March 31, 2013 to $25.6 million for the three months ended March 31, 2014.

Net Premiums Earned:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Gross premiums written	$1,319		$12,098
Ceded reinsurance premiums written	(276)		(2,390)

Net premiums written	1,043	$(8,665)	9,708

Gross premiums earned	2,768		34,136
Ceded reinsurance premiums earned	(241)		(3,216)

Net premiums earned	$2,527	$(28,393)	$30,920

Premiums Written

Gross premiums written consist of direct premiums written and premiums assumed by SeaBright. Upon acquisition, SeaBright was placed into run-off and, as a result, stopped writing new insurance policies. SeaBright was renewing expiring insurance policies when it was obligated to do so by regulators, but during 2013 it received approvals from all states relieving it of this obligation.

Gross and net non-life run-off premiums written for the three months ended March 31, 2014 totaled $1.3 million and $1.0 million, respectively, as compared to $12.1 million and $9.7 million for the same period in 2013. The gross and net non-life run-off premiums written relate primarily to premium audits and reinstatement premiums on previously written policies.

Premiums Earned

Gross non-life run-off premiums earned for the three months ended March 31, 2014 and 2013 totaled $2.8 million and $34.1 million, respectively. Ceded reinsurance premiums earned for the three months ended March 31, 2014 and 2013 totaled $0.2 million and $3.2 million, respectively. Accordingly, net premiums earned for the three months ended March 31, 2014 and 2013 totaled $2.6 million and $30.9 million, respectively. With SeaBright no longer generating written premiums, we expect that the current unearned premiums associated with SeaBright will be fully earned by the second quarter of 2014.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$14,333	$(3,358)	$17,691	$29,629	$(649)	$30,278

Net investment income for the three months ended March 31, 2014 decreased by $3.4 million to $14.3 million, as compared to $17.7 million for the three months ended March 31, 2013. The decrease was primarily a result of lower yields obtained on our cash and fixed maturity investment portfolios, as securities with higher yields matured and were reinvested at lower yields, partially offset by the increase in net investment income from having the SeaBright investment portfolio for a full quarter in 2014.

Net realized and unrealized gains for the three months ended March 31, 2014 and 2013 were $29.6 million and $30.3 million, respectively. The decrease of $0.7 million was primarily attributable to the combination of the following items:

(i)	a decrease of $2.2 million in net unrealized and realized gains on our private equity and other investment holdings; and

(ii)	a decrease of $4.9 million in net unrealized and realized gains on our equity portfolios due to lower returns from equity markets in the three months ended March 31, 2014 as compared to the same period in 2013; partially offset by

(iii)	an increase of $6.4 million in net unrealized and realized gains related to fixed maturity investments, largely due to a decrease in treasury yields.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) that we have earned on our investments for the three months ended March 31, 2014 and 2013:

			Average Cash and
	Annualized Returns		Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	2.14%	1.67%	$4,025,517	$3,888,028
Other investments and equities	11.81%	21.74%	764,879	546,431
Combined overall	3.67%	4.33%	4,790,396	4,434,460

The average credit ratings by fair value of our fixed maturity investments as at March 31, 2014 and December 31, 2013 were A+.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014				2013
	Prior Periods	Current Period	Total	Variance	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$87,155	$532	$87,687		$81,134	$2,540	$83,674
Net change in case and LAE reserves	(63,249)	851	(62,398)		(62,745)	5,245	(57,500)
Net change in IBNR reserves	(37,397)	49	(37,348)		(23,450)	20,748	(2,702)

(Reduction) increase in estimates of net ultimate losses	(13,491)	1,432	(12,059)	(35,531)	(5,061)	28,533	23,472
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,359)	—	(13,359)		(16,404)	—	(16,404)
Amortization of fair value adjustments	(3,764)	—	(3,764)		2,093	—	2,093

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(30,614)	$1,432	$(29,182)	(38,343)	$(19,372)	$28,533	$9,161

Net change in case and LAE reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in our actuarial estimates of losses incurred but not reported, less amounts recoverable.

Three Months Ended March 31, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2014 of $29.2 million included losses incurred related to current period premium of $1.4 million related to SeaBright. Excluding SeaBright’s current period incurred losses of $1.4 million, ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $30.6 million, which was attributable to a reduction in estimates of net ultimate losses of $13.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $13.3 million, relating to 2014 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.8 million.

Excluding the impact of current period losses incurred of $1.4 million relating to SeaBright, the reduction in estimates of net ultimate losses was $13.5 million, which was primarily related to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimate aggregate value of approximately $6.8 million; and

(ii)	favorable claim settlements for the three months ended March 31, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $6.7 million.

Three Months Ended March 31, 2013

The net increase in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2013 of $9.2 million included losses incurred of $28.5 million related to SeaBright. Excluding SeaBright’s incurred losses related to current period premium of $28.5 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $19.4 million, which was attributable to a reduction in estimates of net ultimate losses of $5.1 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.4 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.1 million.

Excluding the impact of current period losses incurred of $28.5 million relating to SeaBright, the reduction in estimates of net ultimate losses was $5.1 million, and was primarily related to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimate aggregate value of approximately $8.3 million; partially offset by

(ii)	net incurred loss development of $26.7 million (excluding redundant case reserve reductions of $8.3 million), largely offset by reductions in IBNR reserves of $23.5 million.

Beginning and Ending Reserves

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expense liabilities for the three months ended March 31, 2014 and 2013. Losses incurred and paid are reflected net of reinsurance recoverables.

	Three Months Ended March 31,
	2014	2013
	(in thousands of U.S. dollars)
Balance as at January 1(1)	$4,004,513	$3,650,127
Less: total reinsurance reserves recoverable	1,121,533	876,220

	2,882,980	2,773,907
Net (reduction) increase in ultimate loss and loss adjustment expense liabilities related to:
Current period	1,432	28,533
Prior periods	(30,614)	(19,372)

Total net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(29,182)	9,161

Net losses paid related to:
Current period	(532)	(2,540)
Prior periods	(87,155)	(81,134)

Total net losses paid	(87,687)	(83,674)

Effect of exchange rate movement	(1,025)	(25,952)
Acquired on purchase of subsidiaries	—	479,982
Assumed business	28,630	42,624

Net balance as at March 31	2,793,716	3,196,048
Plus: total reinsurance reserves recoverable	1,028,162	947,750

Balance as at March 31	$3,821,878	$4,143,798

(1)	We have reclassified outstanding losses and loss adjustment expense liabilities of $11.0 million to policy benefits for life and annuity contracts as at January 1, 2013 to conform to the current period presentation. This amount is associated with Laguna which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

Salaries and Benefits:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$25,846	$(2,382)	$23,464

Salaries and benefits, which include expenses relating to our discretionary bonus and employee share plans, were $25.8 million and $23.5 million for the three months ended March 31, 2014 and 2013, respectively. The $2.4 million increase in salaries and benefits expenses was primarily related to an increase in the discretionary bonus provision due to higher net earnings for the three months ended March 31, 2014 as compared to 2013. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$15,763	$652	$16,415

General and administrative expenses decreased by $0.6 million from $16.4 million to $15.8 million during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. The decrease in expenses was primarily attributable to a reduction in professional fees and other general and administrative expenses of $0.3 million and $0.9 million, respectively, partially offset by an increase in information technology costs of $0.7 million.

Net Foreign Exchange Losses:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$2,130	$2,806	$4,936

We recorded net foreign exchange losses of $2.1 million and $4.9 million for the three months ended March 31, 2014 and 2013, respectively. The net foreign exchange losses for the three months ended March 31, 2014 arose primarily as a result of the holding of surplus U.S. dollar assets by our Australian subsidiary at a time when the Australian dollar was appreciating against the U.S. dollar. The net foreign exchange losses for the three months ended March 31, 2013 arose primarily as a result of the holding of surplus British pound and Euro assets at a time when the U.S. dollar was appreciating against these currencies.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings for the three months ended March 31, 2014, we recorded in our condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, of $3.2 million as compared to losses, net of noncontrolling interest, of $0.4 million for the same period in 2013. For the three months ended March 31, 2014, the currency translation adjustments related primarily to our Austarlian-based subsidiaries. As the functional currencies of these subsidiaries are Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$3,651	$4,172	$7,823

We recorded income tax expense of $3.7 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively.

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

The decrease in income taxes of $4.2 million was due principally to decreased pre-tax net income recorded in our U.S. and U.K. based subsidiaries.

The effective tax rate was 17.9% for the three months ended March 31, 2014 as compared with 37.7% for the same period in 2013. In 2014, we had proportionately lower net income in our tax paying subsidiaries than in the prior period.

Noncontrolling Interest:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$3,075	$(2,049)	$1,026

We recorded a noncontrolling interest in earnings of $3.1 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase for the three months ended March 31, 2014 was due primarily to the increase in earnings for those companies where there exists a noncontrolling interest.

Active Underwriting

Our active underwriting segment is comprised of the operations and financial results of Atrium and its subsidiaries (acquired November 25, 2013) and Arden (acquired September 9, 2013). Results related to Arden’s reinsurance of Atrium are included within our active underwriting segment, while results related to Arden’s run-off business are included within our non-life run-off segment. Atrium’s subsidiary, Atrium Underwriters Ltd., or AUL, is the managing agent for Lloyd’s Syndicate 609. AUL earns fees and profit commissions on business underwritten for the Syndicate. Atrium’s subsidiary, Atrium 5 Ltd, impacts our active underwriting results with respect to the 25% underwriting capacity and capital it provides to Syndicate 609 (of which we own 15% and Trident owns 10%). In future periods the active underwriting segment will also include substantially all of Torus Insurance Holdings Limited and its subsidiaries, although some of Torus’ lines of business are in run-off and will accordingly be accounted for within our non-life run-off segment.

The following is a discussion and analysis of our results of operations for our active underwriting segment for the three months ended March 31, 2014, which is summarized below. We did not have an active underwriting business for the three months ended March 31, 2013.

	Three Months Ended March 31, 2014
	Atrium/ Arden	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$32,639	$—	$—	$32,639
Fees and commission income	4,821	—	—	4,821
Net investment income	480	—	—	480
Net realized and unrealized losses	(107)	—	—	(107)

	37,833	—	—	37,833

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	17,131	—	—	17,131
Acquisition costs	9,561	—	—	9,561
Salaries and benefits	3,533	—	—	3,533
General and administrative expenses	2,871	2,063	—	4,934
Interest expense	6	—	1,167	1,173
Net foreign exchange (gains) losses	(551)	6	—	(545)

	32,551	2,069	1,167	35,787

EARNINGS (LOSS) BEFORE INCOME TAXES	5,282	(2,069)	(1,167)	2,046
INCOME TAXES	(1,339)	—	—	(1,339)

NET EARNINGS (LOSS)	3,943	(2,069)	(1,167)	707
Less: Net earnings (loss) attributable to noncontrolling interest	(1,578)	828	—	(750)

NET EARNING (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,365	$(1,241)	$(1,167)	$(43)

Loss ratio (1)	52.5%
Acquisition cost ratio (2)	29.3%
Other operating expense ratio (3)	19.6%

Combined ratio (4)	101.4%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned.
(3)	Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Atrium/Arden by net premiums earned. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses of the active underwriting holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 25.9%. See “Non-GAAP Financial Measures” for more information on this ratio.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio (which is a non-GAAP financial measure, as described in footnote 3). Our historical combined ratio may not be indicative of future underwriting performance.

For our active underwriting segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of approximately $0.7 million for the three months ended March 31, 2014.

The results were primarily driven by:

(i)	the combination of net premiums earned of $32.6 million less $17.1 million in net increase in ultimate losses and loss adjustment expense liabilities and $9.6 million of acquisition costs;

(ii)	fees and commission income of $4.8 million; and

(iii)	net investment income and net realized and unrealized losses of $0.4 million; partially offset by

(iv)	salaries and benefits and general and administrative expenses of $8.5 million (including $0.9 million relating to Torus transaction costs);

(v)	interest expense of $1.2 million; and

(vi)	income taxes of $1.3 million.

Noncontrolling interest in earnings of $0.7 million related to Trident’s 40% interest in the earnings of Bayshore and Northshore, resulting in net earnings from active underwriting attributable to Enstar Group Limited of approximately $(0.1) million for the three months ended March 31, 2014. Trident’s share of earnings is greater than its calculated 40% share of the segment’s net earnings primarily due to interest expense in respect of borrowings under our revolving credit facility that are recorded within the segment and 100% attributable to us.

For 2014, we expect the income and expenses associated with the active underwriting segment to increase as a result of us having our interest in Atrium and Arden for a full year, as well as having our interest in Torus for three quarters during 2014. Earnings attributable to noncontrolling interest in 2014 will be dependent on the level of combined earnings for Atrium, Arden and Torus. We also expect interest expense to increase in 2014 from 2013, largely due to increased borrowings under our revolving credit facility related to draw downs on our revolving credit facility to partially finance acquisition activity in this segment.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the three months ended March 31, 2014:

	Gross Premiums Written
	Three Months Ended March 31, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine Property	$8,032	16.9%
Property and Casualty Binding Authorities	7,243	15.2%
Upstream Energy	6,232	13.1%
Reinsurance	5,811	12.2%
Accident and Health	5,716	12.0%
Professional Liability	4,135	8.7%
Non-Marine Property	3,904	8.2%
Aviation	3,895	8.2%
War and Terrorism	2,609	5.5%

Total	$47,577	100.0%

Gross premiums written were $47.6 million for the three months ended March 31, 2014. The gross premiums written relate entirely to Atrium.

Net Premiums Earned:

The following table provides net premiums earned by line of business for the three months ended March 31, 2014:

	Net Premiums Earned
	Three Months Ended March 31, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Property and Casualty Binding Authorities	$5,508	16.9%
Marine Property	5,265	16.1%
Upstream Energy	5,015	15.4%
Accident and Health	3,942	12.1%
Non-Marine Property	3,656	11.2%
Reinsurance	3,009	9.2%
Professional Liability	3,001	9.2%
Aviation	1,766	5.4%
War and Terrorism	1,477	4.5%

Total	$32,639	100.0%

Net premiums earned were $32.6 million for the three months ended March 31, 2014 and related to Atrium and Arden’s reinsurance of Atrium.

Fees and Commission Income:

	For the Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$4,821	$4,821	$—

We earned fees and commission income of approximately $4.8 million for the three months ended March 31, 2014. The fees represent management and profit commission fees earned by us in relation to Atrium’s management of Syndicate 609.

Net Increase in Ultimate Losses and Loss Adjustment Expenses:

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expense liabilities for the three months ended March 31, 2014 of our active underwriting segment (losses incurred and paid are reflected net of reinsurance recoverables):

Three Months Ended March 31, 2014
(in thousands of U.S. dollars)
Balance as at January 1	$215,392
Less: total reinsurance reserves recoverable	25,055

190,337
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	21,314
Prior periods	(4,183)

Total net increase in ultimate losses and loss adjustment expense liabilities	17,131

Net losses paid:
Current period	(4,684)
Prior periods	(8,151)

Total net losses paid	(12,835)

Effect of exchange rate movement	(7)

Net balance as at March 31	194,626
Plus: total reinsurance reserves recoverable	25,626

Balance as at March 31	$220,252

For the three months ended March 31, 2014 we recorded reserve increases of $4.3 million, net of $12.8 million of paid losses. There was a net favorable prior year reserve development of $4.2 million due to claims improvement and reserve releases related to our Upstream Energy, Marine Property and Accident and Health lines of business. Losses incurred for the current period of $21.3 million has been recorded as expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior year development may not be indicative of development in future years.

Salaries and Benefits:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$3,533	$(3,533)	$—

Salaries and benefits related to our active underwriting segment were $3.5 million for the three months ended March 31, 2014. These expenses, all relating to Atrium, include salaries and benefits of $1.9 million and discretionary bonus costs of approximately $1.6 million. Expenses relating to Atrium’s discretionary bonus plan will be variable and dependent on Atrium’s overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$4,934	$(4,934)	$—

General and administrative expenses were $4.9 million for the three months ended March 31, 2014 and were comprised of $2.9 million related to Atrium and Arden and $2.0 million related to the active underwriting segment holding companies. General and administrative expenses associated with the active underwriting segment holding companies was comprised primarily of non-recurring transaction costs and other expenses associated with Bayshore and Northshore of $1.3 million, and $0.7 million related to the amortization of our definite-lived intangible assets in connection with our acquisition of Atrium.

Interest Expense:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$1,173	$(1,173)	$—

Interest expense of $1.2 million was recorded for the three months ended March 31, 2014. The interest expense recorded was in respect of borrowings under our revolving credit facility that are recorded in the segment that are 100% attributable to us.

Noncontrolling Interest:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$750	$(750)	$—

We recorded noncontrolling interest in earnings of $0.7 million for the three months ended March 31, 2014. As of March 31, 2014, Trident had a 40% noncontrolling interest in Atrium, Arden and the active underwriting segment holding companies (which includes both Northshore and Bayshore).

Life and Annuities Segment

The following is a discussion and analysis of our results of operations for our life and annuities segment for the three months ended March 31, 2014 and 2013, which are summarized below:

	Three Months Ended March 31,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$26,492	$741
Fees and commission income	21	—
Net investment income	9,989	272
Net realized and unrealized gains (losses)	5,051	(158)

	41,553	855

EXPENSES
Life and annuity policy benefits	26,809	741
Acquisition costs	3,600	—
Salaries and benefits	2,011	146
General and administrative expenses	2,352	1,712
Interest expense	454	15
Net foreign exchange losses	11	146

	35,237	2,760

EARNINGS (LOSS) BEFORE INCOME TAXES	6,316	(1,905)
INCOME TAXES	(2,286)	(21)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,030	$(1,926)

Net Premiums Earned:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Term life insurance	$7,683	$6,942	$741
Assumed life reinsurance	4,268	4,268	—
Credit life and disability	14,542	14,542	—

	$26,493		$741

Net premiums earned were $26.5 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. Term life premiums consist primarily of monthly premium collections coupled with annual premiums earned as collected. The term life business consists of 10, 15, 20 and 30 year direct term business with approximately 90% of premiums to be earned over the next 20 years. The assumed life reinsurance premiums will continue to be earned until the year 2052; however, approximately 70% are expected to be earned within the next ten years. Credit life and disability premiums are fixed monthly premiums received on credit products that mostly consist of sub-prime mortgages in the U.S. and Canada; approximately 90% of these premiums are expected to be earned before the year 2023. Substantially all net premiums earned in 2014 relate to the acquisition of the Pavonia companies. We recorded acquisition costs for the three months ended March 31, 2014 of approximately $3.6 million associated with the premiums earned by Pavonia. The premiums are expected to reduce by approximately 15-20% per annum as the blocks of business continue to run-off and policies lapse.

For our life and annuities business, although we no longer write new business, our strategy differs from our non-life run-off and active underwriting businesses, in particular because we are unable to shorten the duration of the liabilities in this business through either commutations or policy buy backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity in order to pay claims as they fall due.

Net premiums earned in 2013 relate to the Laguna term life business.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$9,989	$9,717	$272	$5,051	$5,209	$(158)

Net investment income for the three months ended March 31, 2014 and 2013 was $10.0 million and $0.3 million, respectively. The increase was due to the inclusion of the cash and fixed maturity investments associated with the acquisition of the Pavonia companies on March 31, 2013.

Net realized and unrealized gains (losses) for the three months ended March 31, 2014 and 2013 were $5.1 million and ($0.2) million, respectively. The increase in net realized and unrealized gains of $5.2 million was due to unrealized gains on fixed maturity investments acquired with the Pavonia companies, largely due to movement in treasury yields during the three months ended March 31, 2014.

The current operations of one of the Pavonia companies relates solely to periodic payment annuities, or PPA. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and as such we would not anticipate unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises approximately 70% of the Pavonia investments. The remaining 30% of our Pavonia investments are composed of trading portfolios of fixed maturity investments which secure our non-PPA business.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) that we have earned on our average cash and investments for the three months ended March 31, 2014 and 2013:

	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	4.25%	0.89%	$1,344,924	$51,063
Other investments and equities	21.61%	—%	11,928	—
Combined overall	4.43%	0.89%	1,356,852	51,063

The average credit ratings of our fixed maturity investments as at March 31, 2014 and 2013 were A+ and A+, respectively.

Life and Annuity Policy Benefits:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$13,390	$(13,390)	$—
Reductions in periodic payment annuity benefit reserves	(7,235)	7,235	—

Net change in periodic payment annuity benefit reserves	6,155		—

Net life claims benefits paid	22,436	(22,436)	—
Net change in life claims benefit reserves	(5,580)	6,321	741
Amortization of fair value adjustments	3,798	(3,798)	—

Net ultimate change in life benefit reserves	20,654		741

	$26,809		$741

Life and annuity policy benefits were $26.8 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. PPA benefits paid during the three months ended March 31, 2014 were $13.4 million, which was an average of approximately $4.5 million per month, offset by a reduction in PPA benefit reserves of $7.2 million. Net ultimate change in life benefit reserves of $20.7 million was comprised of net life claims benefits paid of $22.4 million and amortization of fair value adjustments of $3.8 million, partially offset by net change in life claims benefit reserves of $5.6 million.

Life and annuity policy benefits for 2013 relate to the Laguna term life business.

Salaries and Benefits:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$2,011	$(1,865)	$146

Salaries and benefit costs related to our life and annuities segment were $2.0 million for the three months ended March 31, 2014 as compared to $0.1 million for the three months ended March 31, 2013. The increase of $1.9 million was attributable to an increase in salaries and benefits of $1.2 million associated with Pavonia and $0.7 million of expense associated with our discretionary bonus plan relating to our life and annuities segment.

General and Administrative Expenses:

	Three Months Ended March 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$2,352	$(640)	$1,712

The increase in general and administrative expenses of $0.7 million, from $1.7 million for the three months ended March 31, 2013 to $2.4 million for the three months ended March 31, 2014, was primarily attributable to the increase of approximately $1.2 million in general and administrative expenses associated with Pavonia. This increase was partially offset by a reduction in information technology costs of $0.6 million related to higher costs for the three months ended March 31, 2013 associated with the transition of the Pavonia business.

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

At March 31, 2014, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $6.78 billion, compared to $6.56 billion at December 31, 2013. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Reinsurance Balances Recoverable

In our non-life run-off segment, our acquired insurance and reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. Our insurance and reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.

On an annual basis, Atrium purchases a tailored outwards reinsurance program designed to manage the risk profile of Lloyd’s Syndicate 609. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other reinsurers rated A- or better.

As of March 31, 2014 and December 31, 2013, we had, excluding reinsurance recoverables related to our life and annuities segment, reinsurance balances recoverable of $1.22 billion and $1.33 billion, respectively. The decrease of $108.2 million in reinsurance balances recoverable was primarily a result of commutations and cash collections made, partially offset by balances acquired during the period ended March 31, 2014.

At March 31, 2014 and December 31, 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $339.8 million and $338.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers which involve management judgment. As part of this process, ceded incurred but not reported, or IBNR, reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of March 31, 2014 increased to 21.3% as compared to 19.9% as of December 31, 2013, primarily as a result of commutations and cash collections from reinsurers with minimal bad debt provisions in the three months ended March 31, 2014, which was slightly offset by reinsurance balances recoverable of new business acquired requiring minimal provisions for uncollectible reinsurance recoverable.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Total cash (used in) provided by:	2014	2013
	(in thousands of U.S. dollars)
Operating activities	$(31,072)	$10,592
Investing activities	(263,779)	(270,675)
Financing activities	295,800	225,260
Effect of exchange rate changes on cash	1,033	20,289

Net increase (decrease) in cash and cash equivalents	1,982	(14,534)
Cash and cash equivalents, beginning of period	643,841	654,890

Cash and cash equivalents, end of period	$645,823	$640,356

See “Item 1. Financial Statements — Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2014 and 2013” for further information.

Operating

Net cash used in our operating activities for the three months ended March 31, 2014 was $31.1 million compared to net cash provided of $10.6 million for the three months ended March 31, 2013. This $41.7 million increase in net cash used in operating activities was due primarily to the following:

(i)	a decrease of $157.5 million in sales and maturities of trading securities between 2014 and 2013; and

(ii)	a decrease of $132.1 million in the net changes in assets and liabilities between 2014 and 2013; partially offset by

(iii)	a decrease of $232.6 million in purchases of trading securities between 2014 and 2013.

Investing

Investing cash flows consist primarily of net cash acquired on acquisitions along with net proceeds on the sale and purchase of available-for-sale and other investments. Net cash used in investing activities was $263.8 million during the three months ended March 31, 2014, compared to $270.7 million during the three months ended March 31, 2013. The decrease of $6.9 million in cash used in investing activities between 2014 and 2013 was due primarily to the following:

(i)	a decrease of $284.0 million in net cash used for acquisitions between 2014 and 2013, due primarily to the acquisitions of SeaBright and Pavonia during 2013; partially offset by

(ii)	an increase of $209.5 million in restricted cash and cash equivalents during 2014, compared to an increase of $46.8 million in 2013 (this increase in 2014 was related primarily to our payment into an escrow account of $300.0 million, which was the cash portion of the purchase price for our interest in Torus, that we and Trident funded in advance of closing pursuant to the terms of the amended and restated amalgamation agreement);

(iii)	an increase of $63.5 million in the funding of other investments between 2014 and 2013 due to the increased allocation to other investments during 2014; and

(iv)	an increase of $53.3 million in the purchase of available-for-sale securities between 2014 and 2013.

Financing

Net cash provided by financing activities was $295.8 million during the three months ended March 31, 2014 compared to $225.3 million during the three months ended March 31, 2013. The increase of $70.5 million in cash provided by financing activities was primarily attributable to the following:

(i)	an increase in contribution to surplus of subsidiary by redeemable noncontrolling interest of $260.8 million in 2014 compared to $nil in 2013, which was with respect to Trident’s contribution to Bayshore and was funded in advance of closing the Torus acquisition; partially offset by

(ii)	a decrease of $157.0 million in cash received attributable to bank loans between 2014 and 2013, and an increase of $35.0 million in the repayment of bank loans between 2014 and 2013.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturity investments, equities and other investments, were $6.78 billion as of March 31, 2014 compared to $6.56 billion as of December 31, 2013, an increase of approximately $213.8 million. This increase was primarily attributable to Trident’s contribution to Bayshore of $260.8 million partly offset by a decrease of $47.0 million associated with net cash outflows incurred by us in the period.

We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities; (ii) available-for-sale portfolios of fixed maturity and short-term investments; and (iii) a held-to-maturity portfolio of fixed maturity investments. Our available-for-sale and trading portfolios are recorded at fair value.

Our held-to-maturity portfolio relates to our PPA business within our life and annuities segment. In an effort to match the expected cash flow requirements of the long-term liabilities associated with the business, we invest a portion of our fixed maturity investments in longer duration securities that we intend to hold to maturity. We classify these securities as held-to-maturity in our unaudited condensed consolidated balance sheet. This held-to-maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

The table below shows the aggregate amounts of our investments carried at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$415,811	8.9%	$468,289	10.0%
Non-U.S. government	527,177	11.3%	562,516	12.1%
Corporate	2,197,086	47.1%	2,201,579	47.2%
Municipal	34,545	0.7%	41,034	0.9%
Residential mortgaged-backed	237,896	5.1%	235,964	5.1%
Commercial mortgage-backed	127,664	2.7%	114,637	2.5%
Asset-backed	320,304	6.9%	285,066	6.1%

Fixed maturity investments	3,860,483	82.7%	3,909,085	83.9%
Other investments	646,765	13.9%	569,293	12.2%
Equities—U.S.	107,341	2.3%	115,285	2.5%
Equities—International	51,333	1.1%	66,748	1.4%

Total investments	$4,665,922	100.0%	$4,660,411	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$18,622	2.2%	$18,132	2.3%
Non-U.S. government	31,219	3.8%	22,327	2.8%
Corporate	777,550	94.0%	759,100	94.9%

Total investments	$827,391	100.0%	799,559	100.0%

As at both March 31, 2014 and December 31, 2013, we held investments on our balance sheet totaling $5.52 billion, with net unrealized appreciation included in accumulated comprehensive income of $2.7 million at March 31, 2014 compared to $3.1 million at December 31, 2013. As at March 31, 2014, we had approximately $3.1 billion of restricted assets compared to approximately $2.9 billion at December 31, 2013.

Across all our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet new business needs.

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturity investments, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds and a real estate debt fund. At March 31, 2014, these other investments totaled $646.8 million, or 11.7%, of our total balance sheet investments (December 31, 2013: $569.3 million or 10.3%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturity investments. As at March 31, 2014, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at March 31, 2014, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
Due in one year or less	$901,462	19.2%	$871,881	18.5%
Due after one year through five years	2,000,009	42.7%	2,114,772	44.9%
Due after five years through ten years	467,170	10.0%	478,033	10.2%
Due after ten years	633,369	13.5%	608,291	12.9%

	4,002,010	85.4%	4,072,977	86.5%
Residential mortgage-backed	237,896	5.1%	235,964	5.0%
Commercial mortgage-backed	127,664	2.7%	114,637	2.4%
Asset-backed	320,304	6.8%	285,066	6.1%

Total	$4,687,874	100.0%	$4,708,644	100.0%

As at March 31, 2014 and December 31, 2013, our fixed maturity and short-term investment portfolios had an average credit quality rating of A+ and A+, respectively. At March 31, 2014 and December 31, 2013, our fixed maturity investments rated BBB or lower comprised 11.03% and 9.5% of our total investment portfolio, respectively.

At March 31, 2014, we had $199.1 million of short-term investments (December 31, 2013: $313.5 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At March 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$414,459	$415,811	8.9%	$5,920	$391,692	$18,199	$—	$—	$—
Non-U.S. government	512,093	527,177	11.3%	186,068	204,750	93,403	30,460	12,496	—
Corporate	2,105,605	2,197,086	47.1%	146,929	566,576	1,033,146	377,929	51,186	21,320
Municipal	34,286	34,545	0.7%	5,879	25,488	3,178	—	—	—
Residential mortgage-backed	226,300	237,896	5.1%	26,041	199,907	4,754	5,889	1,290	15
Commercial mortgage-backed	127,936	127,664	2.7%	48,898	21,579	29,673	20,125	7,389	—
Asset-backed	309,223	320,304	6.9%	237,299	61,646	12,182	2,286	6,891	—

Total fixed maturity and short-term investments	$3,729,902	3,860,483	82.7%	657,034	1,471,638	1,194,535	436,689	79,252	21,335

				17.0%	38.1%	30.9%	11.3%	2.1%	0.6%
Equities
U.S.		107,341	2.3%	—	—	—	—	—	107,341
International		51,333	1.1%	—	—	—	—	—	51,333

Total equities		158,674	3.4%	—	—	—	—	—	158,674

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		191,452	4.1%	—	—	—	—	—	191,452
Fixed income funds		222,004	4.8%	—	—	—	—	—	222,004
Fixed income hedge funds		69,547	1.5%	—	—	—	—	—	69,547
Equity funds		128,110	2.7%	—	—	—	—	—	128,110
Real estate debt fund		32,469	0.7%	—	—	—	—	—	32,469
Other		3,183	0.1%	—	—	—	—	—	3,183

Total other investments		646,765	13.9%	—	—	—	—	—	646,765

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$4,665,922	100.0%	$657,034	$1,471,638	$1,194,535	$436,689	$79,252	$826,774

				14.1%	31.5%	25.6%	9.4%	1.7%	17.7%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$468,198	$468,289	10.0%	$4,391	$458,477	$434	$—	$—	$4,987
Non-U.S. government	553,724	562,516	12.1%	215,224	208,322	115,423	11,095	12,452	—
Corporate	2,197,955	2,201,579	47.2%	143,552	542,216	1,052,315	388,815	26,507	48,174
Municipal	40,889	41,034	0.9%	8,500	25,355	7,179	—	—	—
Residential mortgage-backed	236,984	235,964	5.1%	12,596	204,217	7,507	3,960	809	6,875
Commercial mortgage-backed	115,351	114,637	2.5%	38,081	31,893	29,631	8,826	6,206	—
Asset-backed	283,940	285,066	6.1%	207,146	34,808	13,260	4,733	7,174	17,945

Total fixed maturity and short-term investments	$3,897,041	3,909,085	83.9%	629,490	1,505,288	1,225,749	417,429	53,148	77,981

				16.1%	38.5%	31.3%	10.7%	1.4%	2.0%
Equities
U.S.		115,285	2.5%	—	—	—	—	—	115,285
International		66,748	1.4%	—	—	—	—	—	66,748

Total equities		182,033	3.9%	—	—	—	—	—	182,033

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		161,229	3.5%	—	—	—	—	—	161,229
Fixed income funds		194,375	4.2%	—	—	—	—	—	194,375
Fixed income hedge funds		68,157	1.4%	—	—	—	—	—	68,157
Equity funds		109,355	2.3%	—	—	—	—	—	109,355
Real estate debt fund		32,113	0.7%	—	—	—	—	—	32,113
Other		4,064	0.1%	—	—	—	—	—	4,064

Total other investments		569,293	12.2%	—	—	—	—	—	569,293

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$4,660,411	100.0%	$629,490	$1,505,288	$1,225,749	$417,429	$53,148	$829,307

				13.5%	32.3%	26.3%	9.0%	1.1%	17.8%

The following tables summarize the composition of the amortized cost and fair value of our held-to-maturity fixed maturity investments as at March 31, 2014 and December 31, 2013 by ratings as assigned by major rating agencies.

At March 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$19,841	$18,622	2.2%	$17,076	$1,546	$—	$—	$—	$—
Non-U.S. government	32,253	31,219	3.8%	—	$23,718	$7,501	$—	$—	$—
Corporate	804,124	777,550	94.0%	45,962	$158,371	$479,434	$82,931	$10,424	$428

Total fixed maturity investments	$856,218	$827,391	100.0%	$63,038	$183,635	$486,935	$82,931	$10,424	$428

				7.6%	22.2%	58.8%	10.0%	1.3%	0.1%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$19,992	$18,132	2.2%	$—	$18,058	$—	$—	$—	$74
Non-U.S. government	23,592	22,327	2.8%	—	22,327	—	—	—	—
Corporate	815,803	759,100	95.0%	44,552	198,803	463,000	47,157	5,125	462

Total fixed maturity investments	$859,387	$799,559	100.0%	$44,552	$239,188	$463,000	$47,157	$5,125	$536

				5.6%	29.9%	57.9%	5.9%	0.6%	0.1%

Eurozone Exposure

At March 31, 2014, we did not own any investments in fixed maturity investments (which includes bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) by rating are highlighted in the following table:

	Ratings
	AAA	AA	A	Not Rated	Total
	(in thousands of U.S. dollars)
Germany	$36,720	$23,256	$—	$—	$59,976
Supranational	6,465	2,472	—	—	8,937
Netherlands	9,003	12,255	—	—	21,258
France	—	50,513	1,992	—	52,505
Finland	2,521	—	—	—	2,521
Belgium	—	2,955	—	—	2,955
Austria	953	850	—	—	1,803

	55,662	92,301	1,992	—	149,955
Euro Region Government Funds	—	—	—	13,233	13,233

	$55,662	$92,301	$1,992	$13,233	$163,188

Our fixed maturity investments exposure to Eurozone Governments (which include regional and municipal governments including guaranteed agencies) by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$837	$1,386	$3,569	$18,707	$35,477	$59,976
Supranational	—	—	2,498	1,147	5,292	8,937
Netherlands	—	1,531	2,744	2,830	14,153	21,258
France	7,023	2,703	—	8,193	34,586	52,505
Finland	—	—	503	—	2,018	2,521
Belgium	—	—	—	—	2,955	2,955
Austria	—	—	—	659	1,144	1,803

	$7,860	$5,620	$9,314	$31,536	$95,625	$149,955

At March 31, 2014, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) of issuers where the ultimate parent company was located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures by country and listed by rating, sector and maturity date are highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB	BB and below	Total
	(in thousands of U.S. dollars)
Germany	$9,333	$1,414	$54,040	$3,378	$—	$68,165
Belgium	2,831	—	35,875	—	—	38,706
Netherlands	9,051	42,420	32,312	36,968	—	120,751
France	16,978	22,946	16,004	7,967	10,500	74,395
Ireland	536	1,913	—	1,990	—	4,439
Spain	—	—	—	14,011	—	14,011
Italy	—	—	8,329	10,838	12,120	31,287
Austria	415	—	—	—	—	415
Finland	458	—	—	—	—	458

	$39,602	$68,693	$146,560	$75,152	$22,620	$352,627

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Other	Total
	(in thousands of U.S. dollars)
Germany	$12,962	$1,420	$44,057	$3,378	$—	$6,348	$68,165
Belgium	—	—	—	—	—	38,706	38,706
Netherlands	75,753	11,666	20,461	—	4,619	8,252	120,751
France	36,213	—	28,845	422	4,976	3,939	74,395
Ireland	1,990	—	—	—	—	2,449	4,439
Spain	2,116	—	—	8,778	3,117	—	14,011
Italy	546	8,329	10,292	12,120	—	—	31,287
Austria	415	—	—	—	—	—	415
Finland	458	—	—	—	—	—	458

	$130,453	$21,415	$103,655	$24,698	$12,712	$59,694	$352,627

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$4,608	$7,118	$4,597	$24,172	$27,670	$68,165
Belgium	—	—	1,554	519	36,633	38,706
Netherlands	—	2,296	28,173	11,242	79,040	120,751
France	11,000	7,110	863	24,087	31,335	74,395
Ireland	—	—	—	—	4,439	4,439
Spain	—	4,509	3,330	5,967	205	14,011
Italy	12,120	—	—	546	18,621	31,287
Austria	415	—	—	—	—	415
Finland	—	—	—	—	458	458

	$28,143	$21,033	$38,517	$66,533	$198,401	$352,627

Fixed maturity investments issued by companies located in the United Kingdom and Switzerland are not included in the tables.

None of the fixed maturity investments we owned at March 31, 2014 were considered impaired and we do not expect to incur any significant losses on these investments.

Loans Payable

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions and significant new business transactions and our revolving credit facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes. We draw down on the loan facilities at the time of an acquisition or significant new business transactions although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company.

We made the following repayments and borrowings under our loan facilities during the three months ended March 31, 2014:

(i)	we repaid $13.0 million of the outstanding principal on the term facility related to our 2011 acquisition of Clarendon National Insurance Company, or the Clarendon Facility, on March 17, 2014, reducing the outstanding principal as of March 31, 2014 to $66.0 million;

(ii)	we borrowed $70.0 million under the EGL Revolving Credit Facility on March 26, 2014 (the unused portion of this facility was $46.2 million as of March 31, 2013); and

(iii)	we repaid $22.0 million of the outstanding principal on the term facility related to our 2013 acquisition of SeaBright, or the SeaBright Facility, reducing the outstanding principal as of March 31, 2014 to $89.0 million.

Total amounts of loans payable outstanding, including accrued interest, as of March 31, 2014 and December 31, 2013, totaled $485.2 million and $452.4 million, respectively.

As of March 31, 2014, all of the covenants relating to our three outstanding credit facilities (the SeaBright Facility, the Clarendon Facility, and the EGL Revolving Credit Facility) were met.

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of these credit facilities.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at March 31, 2014 and updates the table on page 114 of our Annual Report on Form 10-K for the year ended December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 -5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$4,254.1	$867.6	$1,462.7	$693.1	$1,230.7
Policy benefits for life and annuity contracts (2)	2,549.3	82.3	143.3	136.3	2,187.4
Operating lease obligations	12.6	5.4	6.6	0.6	—
Investing Activities
Investment commitments	131.9	55.1	69.3	7.5	—
Financing Activities
Acquisition funding (3)	300.0	300.0	—	—	—
Loan repayments (including estimated interest payments)	491.7	420.6	71.1	—	—

Total	$7,739.6	$1,731.0	$1,753.0	$837.5	$3,418.1

(1)	The reserves for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of March 31, 2014 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of March 31, 2014 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at March 31, 2014 of $1,255.3 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

(3)	The acquisition funding does not include the amount associated with the issuance by us on April 1, 2014 of 1,898,326 voting ordinary shares and 714,015 Series B convertible participating non-voting perpetual preference shares in relation to the acquisition of Torus. The amount shown in the table as at March 31, 2014 represents the cash portion of the purchase price for Torus, which was paid from escrow to Torus’ shareholders on April 1, 2014.

Commitments and Contingencies

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments as at March 31, 2014 and December 31, 2013:

March 31, 2014			December 31, 2013
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
$ 311,000	$ 179,050	$ 131,950	$ 291,000	$ 176,760	$ 114,240

Guarantees

As at March 31, 2014 and December 31, 2013, the Company had, in total, parental guarantees supporting the obligations of our subsidiary, Fitzwilliam Insurance Limited, in the amount of $235.8 million and $228.5 million, respectively.

Acquisitions and Significant New Business

We have entered into a definitive agreement with respect to the Reciprocal of America loss portfolio transfer, which is expected to close in the second quarter of 2014 and which is described above in “—Significant New Business.”

Legal Proceedings

Refer to “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for a description of litigation matters.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Non-GAAP Financial Measures

In “Segment Reporting—Active Underwriting” above, we provide loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio in our discussions of the results for the active underwriting segment in order to provide more complete information regarding our active underwriting results. The ratios are calculated by dividing the related expense by net earned premiums, and the combined ratio is the sum of these ratios. Our other operating expense ratio is considered to be a “non-GAAP” financial measure, which may be defined or calculated differently by other companies. We calculate this ratio by dividing the sum of general and administrative expenses and salaries and benefits attributable to Atrium and Arden by net premiums earned. Other operating expense ratio excludes expenses not attributable to Atrium and Arden, which we believe is the most useful presentation because the excluded expenses are not incremental and/or directly attributable to our individual underwriting operations. The most directly comparable GAAP financial measure would be calculated by dividing the sum of all general and administrative expenses and salaries and benefits in the active underwriting segment by net premiums earned.

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

Factors that could cause actual results to differ materially from those suggested by the forward looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures and external hazards;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities, address operational challenges and support our planned growth;

•	risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•	risks relating to our life and annuities business, including mortality and morbidity rates, lapse rates, the performance of assets to support the insured liabilities, and the risk of catastrophic events;

•	risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to the active underwriting market;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes in our market risk exposures since December 31, 2013. For more information refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

Exhibit Index

Exhibit No.	Description

2.1¿	Amended and Restated Agreement and Plan of Amalgamation, dated March 11, 2014, by and among Enstar Group Limited, Veranda Holdings Ltd., Hudson Securityholders Representative LLC, and Torus Insurance Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form S-3ASR filed on April 29, 2014).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2	Third Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.1(b) of the Company’s Form 10-Q filed on August 5, 2011).

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1	Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2014).

10.2	Shareholder Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2014).

10.3	Bayshore Shareholders’ Agreement, dated April 1, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 4, 2014).

15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request