Form 10-Q
period 2014-06-30
Enstar Group LTD
filed 2014-08-11
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 8, 2014, the registrant had outstanding 15,758,734 voting ordinary shares and 3,439,652 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$234,211	$281,002
Short-term investments, available-for-sale, at fair value (amortized cost: 2014—$4,365; 2013—$32,477)	4,370	32,504
Fixed maturities, trading, at fair value	4,152,318	3,381,719
Fixed maturities, held-to-maturity, at amortized cost	853,235	859,387
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014—$231,544; 2013—$210,825)	234,853	213,860
Equities, trading, at fair value	147,142	182,033
Other investments, at fair value	716,303	569,293

Total investments	6,342,432	5,519,798
Cash and cash equivalents	1,028,155	643,841
Restricted cash and cash equivalents	514,458	397,657
Accrued interest receivable	42,084	38,864
Accounts receivable	115,688	75,351
Premiums receivable	415,942	111,748
Income taxes recoverable	9,480	5,481
Deferred tax assets	34,178	34,295
Prepaid reinsurance premiums	155,892	—
Reinsurance balances recoverable	1,527,221	1,363,819
Funds held by reinsured companies	146,828	237,789
Deferred acquisition costs	37,610	—
Goodwill and intangible assets	204,952	150,071
Other assets	43,176	41,441

TOTAL ASSETS	$10,618,096	$8,620,155

LIABILITIES
Losses and loss adjustment expenses	$5,124,991	$4,219,905
Policy benefits for life and annuity contracts	1,241,856	1,273,100
Unearned premiums	475,995	70,698
Insurance and reinsurance balances payable	323,887	281,028
Accounts payable and accrued liabilities	103,837	97,103
Income taxes payable	28,247	23,721
Deferred tax liabilities	47,178	53,328
Loans payable	386,212	452,446
Other liabilities	74,326	70,444

TOTAL LIABILITIES	7,806,529	6,541,773

COMMITMENTS AND CONTINGENCIES REDEEMABLE NONCONTROLLING INTEREST	353,713	100,859

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2014: 156,000,000; 2013: 156,000,000) Ordinary shares (issued and outstanding 2014: 15,746,591; 2013: 13,802,706)	15,747	13,803
Non-voting convertible ordinary shares:
Series A (issued 2014: 2,972,892; 2013: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2014: 2,725,637; 2013: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2014: 714,015; 2013: Nil)	714	—
Treasury shares at cost (Series A non-voting convertible ordinary shares 2014: 2,972,892; 2013: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,317,502	962,145
Accumulated other comprehensive income	18,870	13,978
Retained earnings	1,262,837	1,181,457

Total Enstar Group Limited Shareholders’ Equity	2,199,810	1,755,523
Noncontrolling interest	258,044	222,000

TOTAL SHAREHOLDERS’ EQUITY	2,457,854	1,977,523

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,618,096	$8,620,155

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Month Periods Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$216,916	$75,596	$278,574	$107,257
Fees and commission income	7,509	2,960	14,507	5,407
Net investment income	33,649	27,252	57,997	45,215
Net realized and unrealized gains (losses)	38,411	(27,919)	72,984	2,201

	296,485	77,889	424,062	160,080

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	59,749	(27,422)	47,699	(18,261)
Acquisition costs	50,379	9,632	63,540	12,000
Life and annuity policy benefits	27,732	25,562	54,541	26,322
Salaries and benefits	55,683	25,687	87,073	49,297
General and administrative expenses	37,177	20,002	59,427	37,948
Interest expense	3,529	3,091	7,263	5,526
Net foreign exchange (gains) losses	(525)	(8,403)	1,070	(3,321)

	233,724	48,149	320,613	109,511

EARNINGS BEFORE INCOME TAXES	62,761	29,740	103,449	50,569
INCOME TAXES	(8,452)	(4,542)	(15,728)	(12,386)

NET EARNINGS	54,309	25,198	87,721	38,183
Less: Net earnings attributable to noncontrolling interest	(2,516)	(6,001)	(6,341)	(7,027)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$51,793	$19,197	$81,380	$31,156

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.78	$1.16	$4.62	$1.89

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.68	$1.15	$4.52	$1.87

Weighted average ordinary shares outstanding—basic	18,636,085	16,525,026	17,605,808	16,519,640
Weighted average ordinary shares outstanding—diluted	19,327,516	16,693,943	18,004,873	16,685,444

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Month Periods Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$54,309	$25,198	$87,721	$38,183

Other comprehensive income, net of tax:
Unrealized holding gains (losses) on investments arising during the period	906	140	459	(1,551)
Reclassification adjustment for net realized (gains) losses included in net earnings	(253)	(231)	(134)	(279)

Unrealized gains (losses) arising during the period, net of reclassification adjustment	653	(91)	325	(1,830)
Currency translation adjustment	4,714	(20,278)	6,772	(21,501)

Total other comprehensive income (loss)	5,367	(20,369)	7,097	(23,331)

Comprehensive income	59,676	4,829	94,818	14,852
Less comprehensive income attributable to noncontrolling interest	(3,552)	(781)	(8,546)	(1,606)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$56,124	$4,048	$86,272	$13,246

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Month Periods Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$13,803	$13,752
Issue of shares	1,901	2
Share awards granted/vested	43	46

Balance, end of period	$15,747	$13,800

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Share Capital—Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$—
Series B Convertible Participating Non-Voting Perpetual Preferred Stock Converted	714	—

Balance, end of period	$714	$—

Share Capital—Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—
Issue of stock	714	—
Converted to Series E Non-Voting Convertible Ordinary Shares	(714)	—

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$962,145	$958,571
Issue of shares and warrants	353,832	319
Amortization of equity incentive plan	1,525	1,509

Balance, end of period	$1,317,502	$960,399

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$13,978	$24,439
Currency translation adjustment
Balance, beginning of period	14,264	27,822
Change in currency translation adjustment	4,791	(16,415)

Balance, end of period	19,055	11,407
Defined benefit pension liability
Balance, beginning of period	(2,249)	(7,180)
Change in defined benefit pension liability	—	—

Balance, end of period	(2,249)	(7,180)
Unrealized gain on investments
Balance, beginning of period	1,963	3,797
Change in unrealized gains on investments, net of tax	101	(1,495)

Balance, end of period	2,064	2,302

Balance, end of period	$18,870	$6,529

Retained Earnings
Balance, beginning of period	$1,181,457	$972,853
Net earnings attributable to Enstar Group Limited	81,380	31,156

Balance, end of period	$1,262,837	$1,004,009

Noncontrolling Interest
Balance, beginning of period	$222,000	$221,478
Return of capital	(9,980)	—
Contribution of capital	35,699	—
Transfer to redeemable noncontrolling interest	1,028	—
Dividends paid	—	(1,740)
Net earnings attributable to noncontrolling interest*	7,460	7,027
Foreign currency translation adjustments*	1,993	(5,086)
Net movement in unrealized holding losses on fixed maturity investments*	(156)	(335)

Balance, end of period	$258,044	$221,344

*	Excludes balances attributable to redeemable noncontrolling interest; refer to note 12

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$87,721	$38,183
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Net realized and unrealized investment (gains) losses	(38,596)	27,881
Net realized and unrealized gains from other investments	(34,388)	(30,082)
Other items	158	2,175
Depreciation and amortization	2,019	505
Net amortization of premiums and accretion of discounts	28,144	23,261
Net movement of trading securities held on behalf of policyholders	(164)	2,096
Sales and maturities of trading securities	1,699,428	1,442,946
Purchases of trading securities	(1,188,935)	(1,527,521)
Changes in assets and liabilities:
Reinsurance balances recoverable	240,415	60,437
Funds held by reinsured companies	101,571	190,305
Other assets	(48,924)	75,914
Losses and loss adjustment expenses	(363,957)	(203,471)
Policy benefits for life and annuity contracts	(31,244)	37,639
Insurance and reinsurance balances payable	(127,555)	(20,466)
Accounts payable and accrued liabilities	(10,906)	(49,419)
Other liabilities	9,410	(81,806)

Net cash flows provided by (used in) operating activities	324,197	(11,423)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$37,540	$(283,960)
Sales and maturities of available-for-sale securities	78,967	160,143
Purchase of available-for-sale securities	(71,025)	—
Maturities of held-to-maturity securities	311	137
Movement in restricted cash and cash equivalents	(94,022)	(107,097)
Funding of other investments	(120,768)	(24,410)
Redemption of other investments	10,692	—
Other investing activities	(9)	298

Net cash flows used in investing activities	(158,314)	(254,889)

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	(9,980)	—
Contribution by redeemable noncontrolling interest	254,635	—
Contribution by noncontrolling interest	35,699	—
Dividends paid to noncontrolling interest	—	(1,740)
Receipt of loans	70,000	227,000
Repayment of loans	(133,250)	—

Net cash flows provided by financing activities	217,104	225,260

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	1,327	3,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	384,314	(37,993)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	643,841	654,890

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,028,155	$616,897

Supplemental Cash Flow Information
Net income taxes paid	$17,018	$16,424
Interest paid	$10,236	$3,817

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and December 31, 2013

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the unaudited condensed consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include, but are not limited to:

•	reserves for losses and loss adjustment expenses;

•	policy benefits for life and annuity contracts;

•	gross and net premiums written and net premiums earned;

•	reinsurance balances recoverable, including the provisions for uncollectible amounts;

•	other-than-temporary impairments in the carrying value of available-for-sale investment securities;

•	valuation of certain other investments that are measured using significant unobservable inputs;

•	valuation of goodwill and intangible assets; and

•	fair value estimates associated with accounting for acquisitions.

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain reclassifications have been made to the prior period reported amounts of net increase (reduction) in ultimate losses and loss adjustment expense liabilities and acquisition costs for non-life run-off to conform to the current period presentation. These reclassifications had no impact on income or net earnings previously reported.

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

The purchase price for Torus was established in the amended and restated amalgamation agreement as $646.0 million, to be paid partly in cash and partly in the Company’s stock. The number of Company shares to be issued was fixed at the signing of the amalgamation agreement on July 8, 2013 and was determined by reference to an agreed-upon value per share of $132.448, which was the average closing price of the Company’s voting ordinary shares, par value $1.00 per share (the “Voting Ordinary Shares”), over the 20 trading days prior to such signing date. On the day before closing of the amalgamation, the Voting Ordinary Shares had a closing price of $136.31 per share. At closing, the Company contributed cash of $41.6 million towards the purchase price and $3.6 million towards related transaction expenses, as well as 1,898,326 Voting Ordinary Shares and 714,015 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock of the Company (the “Non-Voting Preferred Shares”). Based on a price of $136.31 per share, the Company’s contribution of cash and shares to the purchase price totaled $397.7 million in the aggregate. Trident contributed cash of $258.4 million towards the purchase price and $2.4 million towards related transaction expenses. Based on a price of $136.31 per share, the aggregate purchase price paid by the Company and Trident was $656.1 million.

FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”) received 1,501,211 Voting Ordinary Shares, 714,015 Non-Voting Preferred Shares and cash consideration in the transaction. Following the approval of the Company’s shareholders of an amendment to its bye-laws on June 10, 2014, First

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

Reserve’s Non-Voting Preferred Shares converted on a share-for-share basis into 714,015 shares of newly created Series E Non-Voting Convertible Common Shares (the “Series E Non-Voting Ordinary Shares”). Corsair Specialty Investors, L.P. (“Corsair”) received 397,115 Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders received all cash. As a result of the amalgamation, First Reserve now owns approximately 9.5% and 11.5%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital.

Upon the closing of the Torus acquisition, Bayshore, Kenmare and Trident entered into a Shareholders’ Agreement (the “Bayshore Shareholders’ Agreement”), which was subsequently amended, as described in “Dowling Co-investments in Bayshore and Northshore” below.

Purchase price	$656,088

Net assets acquired at fair value	$643,088

Excess of purchase price over fair value of net assets acquired	$13,000

The purchase price was allocated to the acquired assets and liabilities of Torus based on estimated fair values at the acquisition date. The Company recognized goodwill of $13.0 million, all of which was recorded within the Torus segment and is attributable primarily to Torus’ assembled workforce (refer to note 19 for a description of the Company’s segments) . The Company also recognized indefinite lived intangible assets of $23.9 million and other definite lived intangible assets of $20.0 million.

The Company has not completed the process of determining the fair value of its losses and loss adjustment expense reserves, goodwill and intangible assets acquired. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

Prior to acquisition, Torus ceased underwriting certain lines of business in order to focus on core property, casualty and specialty lines. The results of the discontinued lines of business which were placed into run-off are included within the Company’s non-life run-off segment.

Torus is a global specialty insurer that offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S., and Bermuda.

Results related to Torus’ run-off business are included within the Company’s non-life run-off segment.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the acquisition date, allocated by segment.

	Torus	Non-life Run-off	Total
ASSETS
Short-term investments, trading, at fair value	$73,425	$25,888	$99,313
Fixed maturities, trading, at fair value	736,765	329,235	1,066,000
Other investments	2,068	—	2,068

Total investments	812,258	355,123	1,167,381
Cash and cash equivalents	275,809	63,799	339,608
Restricted cash and cash equivalents	22,779	—	22,779
Premiums receivable	307,950	—	307,950
Reinsurance balances recoverable—reserves	210,742	152,057	362,799
Reinsurance balances recoverable—paids	21,122	20,100	41,222
Prepaid reinsurance premiums	144,221	25,221	169,442
Intangible assets	43,900	—	43,900
Other assets	37,621	—	37,621

TOTAL ASSETS	$1,876,402	$616,300	$2,492,702

LIABILITIES
Losses and loss adjustment expenses	$726,115	$538,131	$1,264,246
Insurance and reinsurance balances payable	140,997	29,047	170,044
Unearned premium	343,840	49,122	392,962
Other liabilities	22,362	—	22,362

TOTAL LIABILITIES	1,233,314	616,300	1,849,614

NET ASSETS ACQUIRED AT FAIR VALUE	643,088	—	643,088
Goodwill	13,000	—	13,000

ACQUISITION DATE FAIR VALUE	$656,088	$—	$656,088

The following table summarizes the provisional intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$4,000	Indefinite
U.S. insurance licences	19,900	Indefinite
Technology	15,000	4 years
Brand	5,000	6 years

Intangible assets as of the acquisition date	$43,900

The fair value of the Lloyd’s syndicate capacity was estimated using the multi-period excess-earnings method, a form of the income approach. Lloyd’s syndicate capacity represents Torus’s authorized premium income limit to write insurance business in the Lloyd’s market. The capacity is renewed annually at no cost to the Company but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business within the syndicate capacity is indefinite, with the premium income limit being set annually by the Company, subject to Lloyd’s approval.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

U.S. insurance licenses represent the intangible asset related to Torus’ licenses and have been valued based on recent market transactions.

Technology represents the intangible asset related to Torus’ capitalized software and has been valued on a replacement cost basis.

Brand represents the intangible asset related to the Torus name and was valued using the income approach.

From April 1, 2014, the date of acquisition, to June 30, 2014, the Company earned premiums of $138.2 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $80.3 million on those earned premiums, and recorded $6.4 million in net loss in its consolidated statement of earnings related to the active underwriting portion of the Torus business.

From the date of acquisition to June 30, 2014, the Company earned premiums of $15.9 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $10.2 million on those earned premiums, and recorded $2.6 million in net earnings in its consolidated statement of earnings related to the portion of the Torus’ run-off business.

Supplemental Pro Forma Financial Information (Unaudited)

The operating results for Torus have been included in the unaudited condensed consolidated financial statements from the date of acquisition. The following pro forma condensed combined statement of earnings for the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013 combines the historical consolidated statement of earnings of the Company with those historical consolidated statement of earnings of Torus, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2013 and 2014, as applicable. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Torus had taken place at the beginning of each period presented, nor is it indicative of future results.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Total income	$223,075	$571,255	$484,363
Total expenses	(218,408)	(477,814)	(462,391)
Total noncontrolling interest	2,421	(7,984)	(377)

Net earnings	$7,088	$85,457	$21,595

Changes in Ownership Interests relating to Holding Companies for our Active Underwriting Businesses

Atrium Employee Equity Awards

On April 17, 2014, Northshore Holdings Ltd. (“Northshore”), the parent company of Atrium Underwriting Group Limited (“Atrium”) and Arden Reinsurance Company Ltd. (“Arden”), implemented long-term incentive plans that awarded time-based restricted shares of Northshore to certain Atrium employees. These equity awards will have the effect of modestly reducing Kenmare’s equity interest in Northshore (as well as Trident’s equity interest) over the course of the vesting periods as Atrium

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

employees acquire shares. Shares generally vest over two to three years, although certain awards began vesting in 2014.

Dowling Co-investments in Bayshore and Northshore

On May 8, 2014, Dowling Capital Partners I, L.P. (“Dowling”) purchased common shares of both Bayshore and Northshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million.

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of Bayshore, respectively, and 57.1% and 38.1% of Northshore on a fully diluted basis, respectively (assuming full vesting of Atrium employees’ restricted shares totaling 4.8%). Following the sale of Bayshore shares to Dowling, Kenmare, Trident and Dowling own 59%, 39.3% and 1.7% of Bayshore, respectively. Following the sale of Northshore shares to Dowling, Kenmare, Trident, certain Atrium employees and Dowling own 56.1%, 37.4%, 4.8% and 1.7% of Northshore, respectively, on a fully diluted basis.1

In connection with the sale of Bayshore shares, the Bayshore Shareholders’ Agreement was amended and restated. The Amended and Restated Bayshore Shareholders’ Agreement, among other things, provides that Kenmare has the right to appoint three members to the Bayshore board of directors and Trident has the right to appoint two members. The Amended and Restated Bayshore Shareholders’ Agreement includes a five-year period (the “Restricted Period”) during which no shareholder can transfer its ownership interest in Bayshore to a third party unless approved by a super-majority of the shareholders. Following the Restricted Period: (i) each shareholder must offer Kenmare and Trident the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require each other shareholder to participate in a sale of Bayshore to a third party as long as Kenmare owns 55% of the aggregate number of outstanding shares of Bayshore held by Kenmare and Trident; (iii) each shareholder has the right to be included on a pro rata basis in any sales made by another shareholder; and (iv) each of Kenmare, Trident and Dowling has the right to buy its pro rata share of any new securities issued by Bayshore.

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

[1]	Refer to Note 12 for Northshore percentages based on employee shares vested as at June 30, 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SIGNIFICANT NEW BUSINESS

2014

Reciprocal of America

On July 6, 2012, our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $164.5 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close by the end of 2014.

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

4. INVESTMENTS

The Company holds: (i) trading portfolios of fixed maturity investments, short-term investments and equities; (ii) a held-to-maturity portfolio of fixed maturity investments; and (iii) available-for-sale portfolios of fixed maturity and short-term investments. The Company’s trading and available-for-sale portfolios are recorded at fair value. The Company’s held-to-maturity portfolio is recorded at amortized cost.

In the normal course of the Company’s investing activities, it actively manages allocations to non-controlling tranches of structured securities issued by variable interest entities (“VIEs”). These structured securities include residential mortgage-backed, commercial mortgage-backed and asset-backed securities and are included in the tables below.

In addition to these securities, the Company also invests in private equity funds, fixed income funds, fixed income hedge funds, equity and real estate debt funds and collateralized loan obligation (“CLO”) equity-tranched securities, which are all variable interests issued by VIEs. For these variable interests, the Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs and, accordingly, it is not the primary beneficiary for any of these VIEs. Its maximum exposure to loss on these interests is limited to the amount of its investment. The Company has not provided financial or other support with respect to these structured securities other than its original investment.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Trading

The estimated fair values of the Company’s investments in fixed maturity investments, short-term investments and equities classified as trading securities were as follows:

	June 30, 2014	December 31, 2013
U.S. government and agency	$694,685	$439,946
Non-U.S. government	473,784	476,224
Corporate	2,254,205	2,123,675
Municipal	32,593	41,034
Residential mortgage-backed	357,908	218,457
Commercial mortgage-backed	161,822	114,637
Asset-backed	411,532	248,748

Total fixed maturity and short-term investments	4,386,529	3,662,721
Equities—U.S.	89,830	115,285
Equities—International	57,312	66,748

	$4,533,671	$3,844,754

Included within residential and commercial mortgage-backed securities as at June 30, 2014 were securities issued by U.S. governmental agencies with a fair value of $313.2 million (as at December 31, 2013: $177.9 million).

The increase in the Company’s investments classified as trading securities of $688.9 million was due primarily to additional fixed maturity investments acquired in the Torus acquisition.

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as trading:

As at June 30, 2014	Fair Value	% of Total Fair Value
AAA	$609,563	13.9%
AA	1,929,647	44.0%
A	1,310,870	29.9%
BBB or lower	514,384	11.7%
Not Rated	22,065	0.5%

	$4,386,529	100.00%

As at December 31, 2013	Fair Value	% of Total Fair Value
AAA	$502,057	13.7%
AA	1,430,107	39.1%
A	1,191,142	32.5%
BBB or lower	461,614	12.6%
Not Rated	77,801	2.1%

	$3,662,721	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the annuity business acquired through its March 31, 2013 acquisition of the closed U.S. life and annuities operations of HSBC Holdings plc (now referred to as “Pavonia”). The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as held-to-maturity were as follows:

As at June 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,736	$13	$(578)	$19,171
Non-U.S. government	45,943	188	(658)	45,473
Corporate	787,556	5,085	(12,286)	780,355

	$853,235	$5,286	$(13,522)	$844,999

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,992	$6	$(1,866)	$18,132
Non-U.S. government	23,592	19	(1,284)	22,327
Corporate	815,803	105	(56,808)	759,100

	$859,387	$130	$(59,958)	$799,559

As at June 30, 2014 and December 31, 2013, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$22,341	$22,389	2.6%
Due after one year through five years	84,700	84,960	10.1%
Due after five years through ten years	128,337	127,344	15.1%
Due after ten years	617,857	610,306	72.2%

	$853,235	$844,999	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$17,541	$17,579	2.2%
Due after one year through five years	87,698	86,611	10.8%
Due after five years through ten years	133,102	126,541	15.8%
Due after ten years	621,046	568,828	71.2%

	$859,387	$799,559	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as held-to-maturity:

As at June 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$54,327	$53,537	6.3%
AA	257,602	252,526	29.9%
A	494,512	492,613	58.3%
BBB or lower	46,340	45,864	5.4%
Not Rated	454	459	0.1%

	$853,235	$844,999	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$47,949	$44,552	5.6%
AA	259,163	239,188	29.9%
A	496,986	463,001	57.9%
BBB or lower	54,759	52,282	6.5%
Not Rated	530	536	0.1%

	$859,387	$799,559	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity and short-term investments classified as available-for-sale were as follows:

As at June 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$22,762	$254	$(1)	$23,015
Non-U.S. government	75,227	1,624	(62)	76,789
Corporate	88,186	1,382	(14)	89,554
Residential mortgage-backed	3,911	89	(23)	3,977
Asset-backed	45,823	76	(11)	45,888

	$235,909	$3,425	$(111)	$239,223

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$28,050	$303	$(10)	$28,343
Non-U.S. government	84,443	1,871	(22)	86,292
Corporate	76,942	1,221	(259)	77,904
Residential mortgage-backed	17,523	102	(118)	17,507
Asset-backed	36,344	4	(30)	36,318

	$243,302	$3,501	$(439)	$246,364

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Included within residential mortgage-backed securities as at June 30, 2014 were securities issued by U.S. governmental agencies with a fair value of $1.0 million (as at December 31, 2013: $12.5 million).

The following tables summarize the Company’s fixed maturity and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$1,594	$(1)	$1,594	$(1)
Non-U.S. government	—	—	13,551	(62)	13,551	(62)
Corporate	—	—	9,297	(14)	9,297	(14)
Residential mortgage-backed	—	—	1,428	(23)	1,428	(23)
Asset-backed	—	—	2,093	(11)	2,093	(11)

	$—	$—	$27,963	$(111)	$27,963	$(111)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$11,416	$(10)	$11,416	$(10)
Non-U.S. government	—	—	20,406	(22)	20,406	(22)
Corporate	—	—	51,478	(259)	51,478	(259)
Residential mortgage-backed	—	—	13,632	(118)	13,632	(118)
Asset-backed	—	—	24,898	(30)	24,898	(30)

	$—	$—	$121,830	$(439)	$121,830	$(439)

As at June 30, 2014 and December 31, 2013, the number of securities classified as available-for-sale in an unrealized loss position was 35 and 135, respectively, with a fair value of $28.0 million and $121.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was nil. As of June 30, 2014, none of these securities were considered to be other than temporarily impaired.

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

As at June 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$62,359	$63,571	26.6%
Due after one year through five years	118,298	119,515	49.9%
Due after five years through ten years	2,806	2,832	1.2%
Due after ten years	2,712	3,440	1.4%

	186,175	189,358	79.1%
Residential mortgage-backed	3,911	3,977	1.7%
Asset-backed	45,823	45,888	19.2%

	$235,909	$239,223	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$45,295	$45,596	18.5%
Due after one year through five years	141,400	143,445	58.2%
Due after five years through ten years	69	70	0.1%
Due after ten years	2,671	3,428	1.4%

	189,435	192,539	78.2%
Residential mortgage-backed	17,523	17,507	7.1%
Asset-backed	36,344	36,318	14.7%

	$243,302	$246,364	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as available-for-sale:

As at June 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$127,105	$128,551	53.7%
AA	60,600	61,389	25.7%
A	39,107	40,121	16.8%
BBB or lower	9,023	9,088	3.8%
Not Rated	74	74	0.0%

	$235,909	$239,223	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$125,729	$127,433	51.7%
AA	74,692	75,181	30.5%
A	33,834	34,607	14.1%
BBB or lower	8,957	8,963	3.6%
Not Rated	90	180	0.1%

	$243,302	$246,364	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2014, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at June 30, 2014, no credit losses existed.

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	June 30, 2014	December 31, 2013
Private equity funds	$215,152	$161,229
Fixed income funds	223,445	194,375
Fixed income hedge funds	66,028	68,157
Equity funds	162,655	109,355
Real estate debt fund	33,231	32,113
CLO equities	10,800	—
Other	4,992	4,064

	$716,303	$569,293

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

As of June 30, 2014 and December 31, 2013, the Company had $215.2 million and $161.2 million, respectively, of other investments recorded in private equity funds, which represented 2.7% and 2.5% of total investments, cash and cash equivalents and restricted cash and cash equivalents at June 30, 2014 and December 31, 2013, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with the Company’s fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

Fixed income hedge funds

This class comprises hedge funds that invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice. In April 2014, the Company received $5.4 million following a redemption of shares of one of the funds in this class.

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

CLO equities

This class comprises investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by the Company in these securities.

Other

This class primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity. Also included within this class is a catastrophe bond acquired as part of the Company’s acquisition of Torus.

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

At June 30, 2014, the Company had $2.6 million of investments subject to side-pockets ($3.2 million as of December 31, 2013). As of June 30, 2014, management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for the funds included within other investments. These investments are all valued at net asset value as at June 30, 2014 and December 31, 2013:

June 30, 2014	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$215,152	$—	$215,152	$114,983	Not eligible
Fixed income funds	223,445	—	223,445	—	Daily to monthly
Fixed income hedge funds	66,028	2,550	63,478	—	Quarterly after lock-up periods expire
Equity funds	162,655	—	162,655	—	Bi-monthly
Real estate debt fund	33,231	—	33,231	—	Monthly
Other	2,946	—	2,946	655	Not eligible

	$703,457	$2,550	$700,907	$115,638

December 31, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

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

Fixed Maturity Investments

The Company’s fixed maturity investments portfolio is managed by the Company’s Chief Investment Officer and outside investment advisors with oversight from the Company’s Investment Committee. Fair values for all securities in the fixed maturity investments portfolio are independently provided by the investment custodians, investment accounting service providers and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for the Company’s fixed maturity investments. The Company records the unadjusted price provided by the investment custodians, investment accounting service providers or the investment managers and validates this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to the Company’s knowledge of the current investment market. The Company’s internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

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

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturity investments by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2014, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2014, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

Equities

The Company’s equities are predominantly traded on the major exchanges and are primarily managed by two external advisors. The Company uses Interactive Data Corporation, an internationally recognized pricing service, to estimate the fair value for all of its equities. The Company’s equities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in equities other than preferred stock as Level 1 investments because the fair values of these investments are based on quoted prices in active markets for identical assets or liabilities. The fair value estimates of the Company’s preferred stock is based on observable market data and, as a result, has been categorized as Level 2, with the exception of one investment in preferred stock that has been categorized as Level 3.

Other investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at June 30, 2014, there were no significant adjustments made to the reported net asset value.

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

The Company measures the fair value of its direct investment in CLO equities based on valuations provided by the Company’s external CLO equity manager or, if not available or if the investment does not involve an external CLO manager, by using an income approach based on certain observable and unobservable inputs. At June 30, 2014, the Company’s investments in CLO equities were valued using valuations provided by the external CLO equity manager. The Company’s CLO equities investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

In providing valuations, the CLO equity manager uses observable and unobservable inputs. Of the significant unobservable market inputs used by the CLO equity manager, the default and loss severity rates involve the most judgment and create the most sensitivity. A significant increase (or decrease) in either of these significant inputs in isolation would result in lower (or higher) fair value estimates for direct investments in the Company’s CLO equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs because they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase (or decrease) in either of these significant inputs in isolation would result in higher (or lower) fair value estimates for direct investments in the Company’s CLO equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

On a quarterly basis, the Company receives the valuation from the external CLO manager and then reviews the underlying cash flows and key assumptions used by the manager. The Company reviews and updates the significant unobservable inputs based on information obtained from secondary markets. These inputs are the responsibility of the Company and the Company assesses the reasonableness of the inputs (and if necessary, updates the inputs) through communicating with industry participants, monitoring of the transactions in which the Company participates (for example, to evaluate default and loss severity rate trends), and reviewing market conditions, historical results, and emerging trends that may impact future cash flows.

If valuations from the external CLO equity manager were not available or if the investment does not involve an external CLO manager, the Company would use an income approach based on certain observable and unobservable inputs to value these investments. Where an income approach is followed, the valuation is based on available trade information, such as expected cash flows and market assumptions on default and loss severity rates. Other inputs used in the valuation process include asset spreads, loan prepayment speeds, collateral spreads and estimated maturity dates.

The Company’s catastrophe bond is recorded at fair value based on broker or underwriter bid indications, and has been classified as Level 2. The Company’s remaining other investments have been valued based on the latest available capital statements, and have all been classified as Level 3.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$717,700	$—	$717,700
Non-U.S. government	—	550,573	—	550,573
Corporate	—	2,343,149	610	2,343,759
Municipal	—	32,593	—	32,593
Residential mortgage-backed	—	361,885	—	361,885
Commercial mortgage-backed	—	161,822	—	161,822
Asset-backed	—	457,420	—	457,420
Equities—U.S.	79,667	5,288	4,875	89,830
Equities—International	11,762	45,550	—	57,312
Other investments	—	388,139	328,164	716,303

Total investments	$91,429	$5,064,119	$333,649	$5,489,197

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$468,289	$—	$468,289
Non-U.S. government	—	562,516	—	562,516
Corporate	—	2,200,970	609	2,201,579
Municipal	—	41,034	—	41,034
Residential mortgage-backed	—	235,964	—	235,964
Commercial mortgage-backed	—	114,637	—	114,637
Asset-backed	—	285,066	—	285,066
Equities—U.S.	97,470	13,090	4,725	115,285
Equities—International	35,677	31,071	—	66,748
Other investments	—	303,724	265,569	569,293

Total investments	$133,147	$4,256,361	$270,903	$4,660,411

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables present the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$19,171	$—	$19,171
Non-U.S. government	—	45,473	—	45,473
Corporate	—	780,355	—	780,355

Total investments	$—	$844,999	$—	$844,999

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,132	$—	$18,132
Non-U.S. government	—	22,327	—	22,327
Corporate	—	759,100	—	759,100

Total investments	$—	$799,559	$—	$799,559

During 2014 and 2013, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2014:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of April 1, 2014	$607	$296,651	$4,750	$302,008
Purchases	—	28,461	—	28,461
Sales	—	(7,709)	—	(7,709)
Total realized and unrealized gains through earnings	3	10,761	125	10,889
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2014	$610	$328,164	$4,875	$333,649

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The amount of net gains for the three months ended June 30, 2014 included in earnings attributable to the fair value of changes in assets still held at June 30, 2014 was $10.9 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2013.

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of April 1, 2013	$555	$214,687	$4,000	$219,242
Purchases	—	25,166	—	25,166
Sales	—	(469)	—	(469)
Total realized and unrealized gains through earnings	51	9,930	500	10,481
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2013	$606	$249,314	$4,500	$254,420

The amount of net gains for the three months ended June 30, 2013 included in earnings attributable to the fair value of changes in assets still held at June 30, 2013 was $10.5 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2014:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2014	$609	$265,569	$4,725	$270,903
Purchases	—	51,753	—	51,753
Sales	—	(10,692)	—	(10,692)
Total realized and unrealized gains through earnings	1	21,534	150	21,685
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2014	$610	$328,164	$4,875	$333,649

The amount of net gains for the six months ended June 30, 2014 included in earnings attributable to the fair value of changes in assets still held at June 30, 2014 was $21.7 million. All of this amount was included in net realized and unrealized gains.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2013.

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2013	$540	$202,730	$3,402	$206,672
Purchases	—	34,158	—	34,158
Sales	—	(9,754)	—	(9,754)
Total realized and unrealized gains through earnings	66	22,180	1,098	23,344
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2013	$606	$249,314	$4,500	$254,420

The amount of net gains for the six months June 30, 2013 included in earnings attributable to the fair value of changes in assets still held at June 30, 2013 was $23.3 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains

Components of net realized and unrealized gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross realized gains on available-for-sale securities	$253	$345	$279	$410
Gross realized losses on available-for-sale securities	—	(114)	(145)	(131)
Net realized gains on trading securities	12,010	3,581	17,927	9,590
Net unrealized gains (losses) on trading securities	8,757	(42,882)	20,535	(37,750)
Net realized and unrealized gains on other investments	17,391	11,151	34,388	30,082

Net realized and unrealized gains (losses)	$38,411	$(27,919)	$72,984	$2,201

Proceeds from sales and maturities of available-for-sale securities	$26,179	$100,512	$78,967	$160,143

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest from fixed maturity investments	$39,644	$34,752	$73,850	$55,377
Interest from cash and cash equivalents and short-term investments	1,800	4,228	3,425	7,309
Net amortization of bond premiums and discounts	(15,682)	(14,748)	(28,144)	(23,261)
Dividends from equities	1,626	1,305	3,030	2,396
Other investments	648	(106)	740	(45)
Interest on other receivables	656	955	882	1,573
Other income	7,164	593	7,186	1,990
Interest on deposits held with clients	292	1,673	1,022	2,868
Policy loan interest	304	—	615	—
Investment expenses	(2,803)	(1,400)	(4,609)	(2,992)

	$33,649	$27,252	$57,997	$45,215

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $514.5 million and $397.7 million, as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Collateral in trust for third party agreements	$2,623,281	$2,002,374
Assets on deposit with regulatory authorities	660,690	608,940
Collateral for secured letter of credit facility	327,722	310,938

	$3,611,693	$2,922,252

The increase in restricted assets of $689.4 million since December 31, 2013 is primarily as a result of the acquisition of Torus.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE

The following table provides the total reinsurance balances recoverable by segment as at June 30, 2014 and December 31, 2013:

	June 30, 2014					December 31, 2013
	Non-life Run-off	Atrium	Torus	Life and Annuities	Total	Non-life Run-off	Atrium	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$659,014	$9,258	$162,721	$24,931	$855,924	$788,705	$10,777	$28,556	$828,038
Losses incurred but not reported	330,335	13,344	187,930	732	532,341	402,675	9,887	782	413,344
Fair value adjustments	(54,030)	4,391	(14,502)	—	(64,141)	(69,847)	4,391	—	(65,456)

Total reinsurance reserves recoverable	935,319	26,993	336,149	25,663	1,324,124	1,121,533	25,055	29,338	1,175,926
Paid losses recoverable	161,733	352	37,971	3,041	203,097	177,459	7,845	2,589	187,893

	$1,097,052	$27,345	$374,120	$28,704	$1,527,221	$1,298,992	$32,900	$31,927	$1,363,819

The Company’s acquired insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. The Company’s insurance and reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, the Company evaluates and monitors concentration of credit risk among its reinsurers. Provisions are made for amounts considered potentially uncollectible (refer to note 19 for a description of the Company’s segments).

On an annual basis, both Torus and Atrium purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of Torus’ total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

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

As of June 30, 2014 and December 31, 2013, the Company had, excluding reinsurance recoverables related to its life and annuities segment, reinsurance balances recoverable of $1.50 billion and $1.33 billion, respectively. The increase of $165.6 million in reinsurance balances recoverable was primarily a result of the Torus acquisition, partially offset by commutations and cash collections made during the period ended June 30, 2014.

As at June 30, 2014, the reinsurance balances recoverable associated with the Company’s life and annuities business consists of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE—(Continued)

For both June 30, 2014 and December 31, 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $338.6 million. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers using management judgment. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of June 30, 2014 decreased to 18.1% as compared to 19.9% as of December 31, 2013, primarily as a result of reinsurance balances recoverable of Torus acquired during the year that required minimal provisions for uncollectible reinsurance recoverable, and cash collections from reinsurers with minimal bad debt provisions.

Top Ten Reinsurers

At June 30, 2014 and December 31, 2013, the top ten reinsurers of the Company’s business accounted for 61.9% and 68.3%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $329.5 million and $290.1 million, respectively, of IBNR reserves recoverable. With the exception of one non-rated reinsurer from which $189.3 million was recoverable (December 31, 2013: $256.2 million recoverable from one non-rated reinsurer and $41.1 million recoverable from one BBB+ rated reinsurer), the other top ten reinsurers, as at June 30, 2014 and December 31, 2013, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	June 30, 2014		December 31, 2013
	Reinsurance Recoverables	% of Total	Reinsurance Recoverables	% of Total
Top 10 reinsurers	$945,782	61.9%	$930,943	68.3%
Other reinsurers’ balances > $1 million	569,859	37.3%	423,013	31.0%
Other reinsurers’ balances < $1 million	11,580	0.8%	9,863	0.7%

Total	$1,527,221	100.0%	$1,363,819	100.0%

As at June 30, 2014 and December 31, 2013, reinsurance balances recoverable with a carrying value of $342.8 million and $256.2 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. One of the reinsurers accounting for $153.5 million of reinsurance balances recoverable as at June 30, 2014 was rated A+, while the remaining $189.3 million of reinsurance balances recoverable as at June 30, 2014 were secured by trust funds held for the benefit of the Company’s insurance and reinsurance subsidiaries.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides the total losses and loss adjustment expense liabilities by segment as at June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Atrium	Total
Outstanding	$2,501,408	$81,087	$372,537	$2,955,032	$2,541,934	$79,826	$2,621,760
Incurred but not reported	1,673,916	108,850	497,840	2,280,606	1,717,870	98,583	1,816,453
Fair value adjustment	(194,753)	36,983	47,123	(110,647)	(255,291)	36,983	(218,308)

Total	$3,980,571	$226,920	$917,500	$5,124,991	$4,004,513	$215,392	$4,219,905

The overall increase in losses and loss adjustment expense liabilities for the Company between December 31, 2013 and June 30, 2014 was attributable to the Company’s acquisition of Torus on April 1, 2014.

Refer to Note 8 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information on establishing reserves for losses and loss adjustment expenses liabilities.

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the Company’s non-life run-off, Atrium and Torus segments for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,
	2014				2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Total
Net losses paid	$116,575	$12,008	$14,249	$142,832	$43,668	$43,668
Net change in case and LAE reserves	(78,421)	2,241	42,264	(33,916)	(64,033)	(64,033)
Net change in IBNR reserves	(54,730)	2,329	23,727	(28,674)	7,369	7,369

(Reduction) increase in estimates of net ultimate losses	(16,576)	16,578	80,240	80,242	(12,996)	(12,996)
Paid loss recoveries on bad debt provisions	(11,206)	—	—	(11,206)	—	—
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(12,874)	33	—	(12,841)	(16,795)	(16,795)
Amortization of fair value adjustments	3,454	—	100	3,554	2,369	2,369

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(37,202)	$16,611	$80,340	$59,749	$(27,422)	$(27,422)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Six Months Ended June 30,
	2014				2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Total
Net losses paid	$204,262	$24,843	$14,249	$243,354	$127,342	$127,342
Net change in case and LAE reserves	(140,819)	3,016	42,264	(95,539)	(122,233)	(122,233)
Net change in IBNR reserves	(92,078)	5,798	23,727	(62,553)	5,366	5,366

(Reduction) increase in estimates of net ultimate losses	(28,635)	33,657	80,240	85,262	10,475	10,475
Paid loss recoveries on bad debt provisions	(11,206)	—	—	(11,206)	—	—
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(26,233)	85	—	(26,148)	(33,198)	(33,198)
Amortization of fair value adjustments	(309)	—	100	(209)	4,462	4,462

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(66,383)	$33,742	$80,340	$47,699	$(18,261)	$(18,261)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Non-Life Run-off Segment

Three Months Ended June 30, 2014 and 2013

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2014 and 2013 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-life Run-off
	Three Months Ended June 30,
	2014	2013
Balance as at April 1	$3,821,878	$4,143,799
Less: total reinsurance reserves recoverable	1,028,162	947,750

	2,793,716	3,196,049
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	10,209	35,504
Prior periods	(47,411)	(62,926)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(37,202)	(27,422)

Net losses paid:
Current period	(260)	(2,784)
Prior periods	(105,108)	(40,884)

Total net losses paid	(105,368)	(43,668)

Effect of exchange rate movement	8,032	(9,411)
Acquired on purchase of subsidiaries	386,074	—
Assumed business	—	36,718

Net balance as at June 30	3,045,252	3,152,266
Plus: total reinsurance reserves recoverable	935,319	888,970

Balance as at June 30	$3,980,571	$4,041,236

Loss reserves acquired on purchase of subsidiaries during the three months ended June 30, 2014 of $386.1 million related to the acquisition of certain lines of business within Torus, which were placed into run-off prior to acquisition. Total net losses paid are shown net of paid loss recoveries on bad debt provisions of $11.2 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the three months ended June 30, 2014 and 2013 was as follows (a reclassification of $5.7 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation):

	Non-Life Run-off
	Three Months Ended June 30,
	2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$116,315	$260	$116,575	$40,884	$2,784	$43,668
Net change in case and LAE reserves	(78,596)	175	(78,421)	(74,166)	10,133	(64,033)
Net change in IBNR reserves	(64,504)	9,774	(54,730)	(15,218)	22,587	7,369

(Reduction) increase in estimates of net ultimate losses	(26,785)	10,209	(16,576)	(48,500)	35,504	(12,996)
Paid loss recoveries on bad debt provisions	(11,206)	—	(11,206)	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,874)	—	(12,874)	(16,795)	—	(16,795)
Amortization of fair value adjustments	3,454	—	3,454	2,369	—	2,369

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(47,411)	$10,209	$(37,202)	$(62,926)	$35,504	$(27,422)

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

Three Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2014 of $37.2 million included an increase in incurred losses of $10.2 million related to current period earned premium, related primarily to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $10.2 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $47.4 million, which was attributable to a reduction in estimates of net ultimate losses of $26.8 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.5 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The reduction in estimates of net ultimate losses relating to prior periods of $26.8 million was primarily related to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $6.8 million;

(ii)	a reduction in IBNR reserves of $10.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the three months ended June 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $12.8 million.

Three Months Ended June 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2013 of $27.4 million included losses incurred of $35.5 million related to premiums earned in the period by SeaBright Holdings, Inc. (“SeaBright”). Excluding SeaBright’s incurred losses of $35.5 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $62.9 million. This decrease was attributable to a reduction in estimates of net ultimate losses of $48.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.8 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.4 million.

The reduction in estimates of net ultimate losses relating to prior periods of $48.5 million was due primarily to:

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Six Months Ended June 30, 2014 and 2013

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2014 and 2013 (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-Life Run-off
	Six Months Ended June 30,
	2014	2013
Balance as at January 1	$4,004,513	$3,650,127
Less: total reinsurance reserves recoverable	1,121,533	876,220

	2,882,980	2,773,907
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	11,641	64,037
Prior periods	(78,024)	(82,298)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(66,383)	(18,261)

Net losses paid:
Current period	(792)	(5,324)
Prior periods	(192,263)	(122,018)

Total net losses paid	(193,055)	(127,342)

Effect of exchange rate movement	7,006	(35,362)
Acquired on purchase of subsidiaries	386,074	479,982
Assumed business	28,630	79,342

Net balance as at June 30	3,045,252	3,152,266
Plus: total reinsurance reserves recoverable	935,319	888,970

Balance as at June 30	$3,980,571	$4,041,236

Loss reserves acquired on purchase of subsidiaries during the six months ended June 30, 2014 of $386.1 million related to the acquisition of certain lines of business within Torus, which were placed into run-off prior to acquisition. Total net losses paid are shown net of paid loss recoveries on bad debt provisions of $11.2 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the six months ended June 30, 2014 and 2013 was as follows (a reclassification of $8.1 million was made from 2013 current period net losses paid to acquisition costs so as to conform to current year presentation):

	Non-Life Run-off
	Six Months Ended June 30,
	2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$203,470	$792	$204,262	$122,018	$5,324	$127,342
Net change in case and LAE reserves	(141,845)	1,026	(140,819)	(137,612)	15,379	(122,233)
Net change in IBNR reserves	(101,901)	9,823	(92,078)	(37,968)	43,334	5,366

(Reduction) increase in estimates of net ultimate losses	(40,276)	11,641	(28,635)	(53,562)	64,037	10,475
Paid loss recoveries on bad debt provisions	(11,206)	—	(11,206)	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(26,233)	—	(26,233)	(33,198)	—	(33,198)
Amortization of fair value adjustments	(309)	—	(309)	4,462	—	4,462

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(78,024)	$11,641	$(66,383)	$(82,298)	$64,037	$(18,261)

Six Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2014 of $66.4 million included an increase in ultimate losses of $11.6 million related to current period earned premium, which was primarily with respect to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $11.6 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $78.0 million, which was attributable to a reduction in estimates of net ultimate losses of $40.3 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $26.2 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $(0.3) million.

The reduction in estimates of net ultimate losses relating to prior periods of $40.3 million was related primarily to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $13.6 million;

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

(ii)	a reduction in IBNR reserves of $10.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the six months ended June 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $19.5 million.

Six Months Ended June 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2013 of $18.3 million included incurred losses of $64.0 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $64.0 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $82.3 million, which was attributable to a reduction in estimates of net ultimate losses of $53.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $33.2 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.5 million.

The reduction in estimates of net ultimate losses relating to prior periods of $53.6 million was related primarily to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $16.6 million;

(ii)	net incurred loss development of $1.0 million (excluding the impact of redundant case reserves of $16.6 million), which included the settlement of net ceded case reserves of $26.2 million (excluding ceded IBNR recoverable) for net paid receipts of $74.3 million relating to the settlement of five commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of the Company’s top ten ceded reinsurance balances recoverable; and

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

Atrium and Torus Segments

The Company did not have an active underwriting business for the three or six months ended June 30, 2013. The Company began reporting with respect to its Atrium segment in the fourth quarter of 2013 following the acquisition of Atrium and began reporting with respect to its Torus segment in this second quarter of 2014 following the acquisition of Torus.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three and six months ended June 30, 2014 (losses incurred and paid are reflected net of reinsurance recoverables):

	Atrium	Torus
	June 30, 2014	June 30, 2014
	Three Months Ended	Three Months Ended
Balance as at April 1	$220,252	$—
Less: total reinsurance reserves recoverable	25,626	—

	194,626	—
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	18,904	80,340
Prior periods	(2,293)	—

Total net increase in ultimate losses and loss adjustment expense liabilities	16,611	80,340

Net losses paid:
Current period	(5,132)	(2,851)
Prior periods	(6,876)	(11,398)

Total net losses paid	(12,008)	(14,249)
Effect of exchange rate movement	698	(114)
Acquired on purchase of subsidiaries	—	515,373

Net balance as at June 30	199,927	581,350
Plus: total reinsurance reserves recoverable	26,993	336,150

Balance as at June 30	$226,920	$917,500

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Atrium	Torus
	June 30, 2014	June 30, 2014
	Six Months Ended	Six Months Ended
Balance as at January 1	$215,392	$—
Less: total reinsurance reserves recoverable	25,055	—

	190,337	—
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	40,218	80,340
Prior periods	(6,476)	—

Total net increase in ultimate losses and loss adjustment expense liabilities	33,742	80,340

Net losses paid:
Current period	(9,816)	(2,851)
Prior periods	(15,027)	(11,398)

Total net losses paid	(24,843)	(14,249)
Effect of exchange rate movement	691	(114)
Acquired on purchase of subsidiaries	—	515,373

Net balance as at June 30	199,927	581,350
Plus: total reinsurance reserves recoverable	26,993	336,150

Balance as at June 30	$226,920	$917,500

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the Company’s Atrium and Torus segments for the three and six months ended June 30, 2014 was as follows:

	Three Months Ended June 30, 2014
	Atrium			Torus
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$6,876	$5,132	$12,008	$11,398	$2,851	$14,249
Net change in case and LAE reserves	(3,857)	6,098	2,241	34,414	7,850	42,264
Net change in IBNR reserves	(5,019)	7,348	2,330	(45,812)	69,539	23,727

(Reduction) increase in estimates of net ultimate losses	(2,000)	18,578	16,578	—	80,240	80,240
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(293)	326	33	—	—	—
Amortization of fair value adjustments	—	—	—	—	100	100

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(2,293)	$18,904	$16,611	$—	$80,340	$80,340

	Six Months Ended June 30, 2014
	Atrium			Torus
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$15,027	$9,816	$24,843	$11,398	$2,851	$14,249
Net change in case and LAE reserves	(7,842)	10,858	3,016	34,414	7,850	42,264
Net change in IBNR reserves	(13,420)	19,218	5,798	(45,812)	69,539	23,727

(Reduction) increase in estimates of net ultimate losses	(6,235)	39,892	33,657	—	80,240	80,240
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(241)	326	85	—	—	—
Amortization of fair value adjustments	—	—	—	—	100	100

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(6,476)	$40,218	$33,742	$—	$80,340	$80,340

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Life	$358,879	$380,874
Annuities	948,816	963,323

	1,307,695	1,344,197
Fair value adjustments	(65,839)	(71,097)

	$1,241,856	$1,273,100

Refer to Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information on establishing policy benefit reserves.

8. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, Atrium, Torus and life and annuities segments for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Gross	$6,720	$22,406	$4,444	$45,414	$8,039	$25,174	$16,542	$79,550
Ceded	(904)	(5,322)	(3,274)	(4,198)	(1,180)	(5,563)	(5,664)	(7,414)

Net	$5,816	$17,084	$1,170	$41,216	$6,859	$19,611	$10,878	$72,136

Atrium
Gross	$39,857	$38,142	$—	$—	$87,434	$76,299	$—	$—
Ceded	(3,868)	(4,145)	—	—	(9,720)	(9,663)	—	—

Net	$35,989	$33,997	$—	$—	$77,714	$66,636	$—	$—

Torus
Gross	$170,646	$185,753	$—	$—	$170,646	$185,753	$—	$—
Ceded	(40,205)	(47,514)	—	—	(40,205)	(47,514)	—	—

Net	$130,441	$138,239	$—	$—	$130,441	$138,239	$—	$—

Life and annuities
Life	$27,189	$27,596	$32,993	$34,380	$53,185	$54,088	$33,734	$35,121

Total	$199,435	$216,916	$34,163	$75,596	$268,199	$278,574	$44,612	$107,257

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PREMIUMS WRITTEN AND EARNED—(Continued)

Atrium

Net premiums written and earned by Atrium totaled $36.0 million and $34.0 million, respectively, for the three months ended June 30, 2014, and $77.7 million and $66.6 million, respectively, for the six months ended June 30, 2014.

Torus

Net premiums written and earned by Torus totaled $130.4 million and $138.2 million, respectively, for the three months ended June 30, 2014. In addition, the Company has, for the three and six months ended June 30, 2014, included net premiums written and earned of $5.3 million and $15.9 million, respectively, in its non-life run-off segment relating to certain lines of business within Torus, which have been placed into run-off.

Life and annuities

Life and annuity premiums written in the Company’s life and annuities segment totaled $27.2 million and $33.0 million for the three months ended June 30, 2014 and 2013, respectively. Net earned premiums over the same periods totaled $27.6 million and $34.4 million, respectively.

Life and annuity premiums written in the Company’s life and annuities segment totaled $53.2 million and $33.7 million for the six months ended June 30, 2014 and 2013, respectively. Net earned premiums over the same periods totaled $54.1 million and $35.1 million, respectively.

The Company’s life companies continue to collect premiums in relation to the unexpired policies assumed on acquisition.

9. RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment, and are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013, the date of the Company’s acquisition of SeaBright, to June 30, 2014, none of the Company’s direct premiums written related to retrospectively rated contracts. As at June 30, 2014, the Company recognized $8.9 million (December 31, 2013: $8.8 million) for retrospective premiums receivable and $26.6 million (December 31, 2013: $27.5 million) for return retrospective premiums.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets as at June 30, 2014 and December 31, 2013:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA
Balance as at December 31, 2013	$60,071	$27,000	$63,000	$150,071	$223,947
Acquired during the period	13,000	20,000	23,900	56,900	(106,900)
Intangible assets amortization	—	(2,019)	—	(2,019)	(4,702)

Balance as at June 30, 2014	$73,071	$44,981	$86,900	$204,952	$112,345

Intangible assets with a definite life include:

(i)	Fair value adjustments (“FVA”) relate to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts, unearned premiums and reinsurance recoverables and are included as a component of each balance sheet item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts, over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables and as the unearned premiums expire for business in-force as of the acquisition date; and

(ii)	Other intangible assets relate to the values associated with the distribution channel, technology and brand related to the Company’s acquisitions of Atrium and Torus. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years.

Intangible asset amortization for the three and six months ended June 30, 2014 was $7.9 million and $6.7 million, respectively, as compared to $4.9 million and $7.0 million for the comparative periods in 2013.

Intangible assets with an indefinite life include the values associated with the Lloyd’s syndicate capacity for Torus and Atrium, Torus’ U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. GOODWILL AND INTANGIBLE ASSETS—(Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expense	$408,087	$(297,441)	$110,646	$500,485	$(282,178)	$218,307
Reinsurance balances recoverable	(193,617)	129,476	(64,141)	(179,116)	113,659	(65,457)
Policy benefits for life and annuity contracts	86,332	(20,492)	65,840	86,332	(15,235)	71,097

Total	300,802	(188,457)	112,345	407,701	(183,754)	223,947
Other:
Distribution channel	20,000	(776)	19,224	20,000	—	20,000
Technology	15,000	(625)	14,375	—	—	—
Brand	12,000	(617)	11,383	7,000	—	7,000

Total	47,000	(2,018)	44,982	27,000	—	27,000

Total intangible assets with a definite life	347,802	(190,475)	157,327	434,701	(183,754)	250,947
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	36,900	—	36,900	32,900	—	32,900
Licenses	19,900	—	19,900	—	—	—
Management contract	30,100	—	30,100	30,100	—	30,100

Total intangible assets	$434,702	$(190,475)	$244,227	$497,701	$(183,754)	$313,947

As at June 30, 2014 and December 31, 2013, the allocation of the goodwill to the Company’s non-life run-off, Atrium and Torus segments was $21.2 million, $38.9 million and $13.0 million, respectively. The Company has not yet completed the process of determining the fair value of the Torus segment goodwill acquired which it expects to be completed within the measurement period, which cannot exceed 12 months from acquisition date.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions and its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and for general corporate purposes. The Company’s two outstanding credit facilities as at June 30, 2014 (its term facility related to the Company’s 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”) and the EGL Revolving Credit Facility) are described in Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, all of the covenants relating to the two credit facilities were met.

Facility	Date of Facility	Facility Term	June 30, 2014	December 31, 2013
EGL Revolving Credit Facility	July 8, 2013	5 Years	$319,550	$258,800
SeaBright Facility	December 21, 2012	3 Years	—	111,000
Clarendon Facility	July 12, 2011	4 Years	65,995	78,995

Total long-term bank debt			385,545	448,795
Accrued interest			667	3,651

Total loans payable			$386,212	$452,446

EGL Revolving Credit Facility

On March 26, 2014, the Company borrowed $70.0 million under the EGL Revolving Credit Facility. On May 27, 2014, the Company repaid $9.25 million of the outstanding principal under the EGL Revolving Credit Facility.

As of June 30, 2014, the unused portion of the EGL Revolving Credit Facility was approximately $55.5 million.

Clarendon Facility

On March 17, 2014, the Company repaid $13.0 million of the outstanding principal on its Clarendon Facility reducing the outstanding principal as of June 30, 2014 to approximately $66.0 million.

SeaBright Facility

On June 25, 2014, the Company fully repaid the remaining $89.0 million of outstanding principal and accrued interest on its term facility related to the acquisition of SeaBright (the “SeaBright Facility”). The Company had previously repaid $22.0 million of the outstanding principal on the SeaBright Facility on March 31, 2014.

12. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest (“RNCI”) comprises the ownership interest held by Trident in both Bayshore and Northshore. As of June 30, 2014, Trident’s RNCI was as follows:

	As at June 30, 2014
	Bayshore	Northshore
Trident	39.32%	38.97%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. REDEEMABLE NONCONTROLLING INTEREST—(Continued)

Northshore owns 100% of Atrium and Arden and Bayshore owns 100% of Torus. The RNCI is classified outside of permanent shareholders’ equity on the Company’s consolidated balance sheets due to the redemption rights held. The redemption rights held by Trident are described in Note 3 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company recognizes changes in the redemption value of the RNCI in Bayshore’s and Northshore’s earnings as if the balance sheet date was also the redemption date. As at June 30, 2014 and December 31, 2013, there were no adjustments recorded through retained earnings as the redemption value of Trident’s interests approximated their carrying values.

On March 30, 2014, Trident contributed $260.8 million to Bayshore in relation to its 40% share of both the purchase price of Torus and the transaction costs related to the acquisition. On May 8, 2014, Dowling purchased common shares of both Northshore and Bayshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million. On April 30, 2014, the 2014 portion of time-based restricted shares of Northshore, awarded to Atrium employees vested, which resulted in a deemed capital contribution of $1.9 million. The impact on Trident of these transactions was to reduce its RNCI in both Bayshore and Northshore from 40% to 39.32% and 38.97%, respectively.

A reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI is as follows:

Redeemable noncontrolling interest	Trident
Balance as at December 31, 2013	$100,859
Capital contributions	254,635
Net loss attributable to RNCI	(1,120)
Accumulated other comprehensive income attributable to RNCI	367
Transfer of net loss from noncontrolling interest	(1,028)

Balance as at June 30, 2014	$353,713

13. SHARE CAPITAL

As at June 30, 2014 and December 31, 2013, the authorized share capital was 111,000,000 ordinary shares (“Voting Ordinary Shares”) and non-voting convertible ordinary shares (“Non-Voting Ordinary Shares”), each par value $1.00 per share, and 45,000,000 preference shares of par value $1.00 per share. Each Voting Ordinary Share entitles the holder thereof to one vote. In accordance with the Company’s bye-laws, however, any U.S. shareholder or direct foreign shareholder group whose shares constitute 9.5% or more of the voting power of the Voting Ordinary Shares would be entitled to less than one vote for each Voting Ordinary Share held by them.

In connection with the agreement to acquire Torus, on July 8, 2013, the Company’s Board of Directors’ created 4,000,000 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value $1.00 per share (the “Non-Voting Preferred Shares”), from the authorized and unissued preference shares. On completion of the Torus acquisition on April 1, 2014, the Company issued in total 1,501,211 Voting Ordinary Shares and 714,015 Non-Voting Preferred Shares to First Reserve and 397,115 Voting Ordinary Shares to Corsair.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SHARE CAPITAL—(Continued)

At the Company’s annual general meeting on June 10, 2014, the Company’s shareholders approved the amendment to its bye-laws to create the Series E Non-Voting Ordinary Shares, an additional series of Non-Voting Ordinary Shares. Pursuant to the terms of the Non-Voting Preferred Shares, the Non-Voting Preferred Shares held by First Reserve converted on a share-for share basis into Series E Non-Voting Ordinary Shares immediately following the annual general meeting.

Additionally, the amended bye-laws approved by the Company’s shareholders provide that all other Non-Voting Ordinary Shares authorized under the Company’s bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares will be classified as Series E Non-Voting Ordinary Shares.

The Series E Non-Voting Ordinary Shares:

•	have all of the economic rights (including dividend rights) attaching to Voting Ordinary Shares but are non-voting except in certain limited circumstances;

•	will automatically convert at a one-for-one exchange ratio (subject to adjustment for share splits, dividends, recapitalizations, consolidations or similar transactions) into Voting Ordinary Shares if the registered holder transfers them in a widely dispersed offering;

•	may only vote on matters as required under Bermuda law, and if required to vote under Bermuda law in connection with any merger, consolidation or amalgamation of the Company, would have aggregate voting power not to exceed 0.01% of the aggregate voting power of the Company’s issued share capital; and

•	require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner.

Series B, C and D Non-Voting Ordinary Shares are described in Note 15 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. No Series B or Series D Non-Voting Ordinary Shares are issued and outstanding.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$51,793	$19,197	$81,380	$31,156
Weighted average ordinary shares outstanding—basic	18,636,085	16,525,026	17,605,808	16,519,640

Net earnings per ordinary share attributable to Enstar Group Limited—basic	$2.78	$1.16	$4.62	$1.89

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$51,793	$19,197	$81,380	$31,156
Weighted average ordinary shares outstanding—basic	18,636,085	16,525,026	17,605,808	16,519,640
Share equivalents:
Unvested shares	64,564	115,159	53,152	119,900
Restricted share units	21,543	17,707	21,012	17,114
Preferred shares	549,242	—	276,138	—
Warrants	56,082	36,051	48,763	28,790

Weighted average ordinary shares outstanding—diluted	19,327,516	16,693,943	18,004,873	16,685,444

Net earnings per ordinary share attributable to Enstar Group Limited—diluted	$2.68	$1.15	$4.52	$1.87

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

2006 Equity Incentive Plan

The employee share awards for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six Months Ended June 30,
	2014		2013
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested—January 1	115,159	$15,997	160,644	$17,989
Granted	27,418	3,666	2,540	273
Vested	(45,559)	6,091	(48,025)	(5,571)

Nonvested—June 30	97,018	$14,624	115,159	$15,314

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at June 30, 2014 and 2013 was $6.5 million and $6.2 million, respectively. This cost is expected to be recognized over the next 2.1 years. Compensation costs of $0.8 million and $1.5 million relating to these share awards were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2014, respectively, as compared to costs of $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2013.

For the six months ended June 30, 2014 and 2013, 24,412 and nil shares, respectively, were awarded to non-executive officer employees under the 2006 Equity Incentive Plan (the “Equity Plan”), in addition to the 3,006 and 2,540 shares issued related to the Company’s employee share purchase plan during the same periods, respectively.

Cash-Settled Stock Appreciation Rights

During the three months ended June 30, 2014, the Company granted cash-settled stock appreciation right awards (“SARs”) under the Equity Plan. SARs give the holder the right, upon exercise, to receive in cash the difference between the market price per share of the Company’s ordinary shares at the time of exercise and the exercise price of the SARs. The exercise price of the SAR is equal to the market price of the Company’s ordinary shares on the date of the grant. Vested SARs are exercisable for a period not to exceed 10 years from the date of grant.

The Company has recorded compensation expense for the SARs based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered.

During the three months ended June 30, 2014, the Company granted 373,315 SARs to certain employees pursuant to the terms of the Equity Plan and recorded a compensation expense of $1.0 million in respect of the awards.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at June 30, 2014:

June 30, 2014
Weighted average fair value of the SARs	$53.80
Weighted average volatility	24.82%
Weighted average risk-free interest rate	0.71%
Dividend yield	—

The following table summarizes SARs activity:

	Number of SARs	Weighted Average Exercise Price per SAR	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding as at January 1, 2014	—	—
Granted	373,315	$138.49

Outstanding as at June 30, 2014	373,315	$138.49	2.34	$4,570

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of the Company’s ordinary shares of $150.73 on June 30, 2014.

2011-2015 Annual Incentive Compensation Program

The accrued expense relating to the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program for the three and six months ended June 30, 2014 was $9.2 million and $14.4 million, respectively, as compared to of $1.1 million and $3.3 million, respectively, for the three and six months ended June 30, 2013.

Enstar Group Limited Employee Share Purchase Plan

For both the three and six months ended June 30, 2014 and 2013, compensation costs of less than $0.1 million and $0.2 million, respectively, relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“Share Plan”) were recognized in the Company’s statement of earnings. For the six months ended June 30, 2014 and 2013, 3,006 and 2,540 shares, respectively, have been issued to employees under the Share Plan.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the six months ended June 30, 2014 and 2013, 2,096 and 1,826 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors. The Company recorded expenses related to the restricted share units for the three and six month periods ended June 30, 2014 of $0.2 million and $0.3 million, respectively, as compared to of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2013.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the Providence Washington transaction in 2010 (the “PWAC Plan”), are structured as defined contribution plans.

Pension expense for the three and six months ended June 30, 2014 was $3.2 million and $5.3 million, respectively, as compared to $1.8 million and $3.1 million, respectively, for the three and six months periods ended June 30, 2013. The increase for the three and six months ended June 30, 2014 over the same periods in 2013 was attributable to the increase in employee headcount (and associated additional defined contribution plan expense) as a result of the April 2014 acquisition of Torus and the November 2013 acquisition of Atrium.

The Company recorded pension expense relating to the PWAC Plan of $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014, respectively, as compared to $0.2 million and $0.4 million, respectively, for the three and six months periods ended June 30, 2013. The PWAC Plan is described in Note 17 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

16. TAXATION

Effective January 1, 2014, the Company accounts for income taxes using the estimated annual effective tax rate. The Company makes the best estimate of the annual effective tax rate expected to be applicable for the full fiscal year and applies the rate to the year-to-date income. Discrete tax adjustments are recorded in the quarter in which the event occurs.

Earnings before income taxes includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Domestic (Bermuda)	$26,969	$68,113	$33,979	$78,047
Foreign	35,792	(38,373)	69,470	(27,478)

Total	$62,761	$29,740	$103,449	$50,569

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	9,715	51	19,982	14,330

	9,715	51	19,982	14,330

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	(1,263)	4,491	(4,254)	(1,944)

	(1,263)	4,491	(4,254)	(1,944)

Total tax expense	$8,452	$4,542	$15,728	$12,386

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Earnings before income tax	$62,761	$29,740	$103,449	$50,569

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	16.8%	(66.6)%	17.0%	(24.5)%
Change in uncertain tax positions	0.0%	(1.0)%	(2.2)%	(5.3)%
Change in valuation allowance	(3.5)%	84.2%	0.1%	54.8%
Other	0.2%	(1.3)%	0.3%	(0.5)%

Effective tax rate	13.5%	15.3%	15.2%	24.5%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $nil million and $2.2 million relating to uncertain tax positions as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, there were certain reductions to unrecognized tax benefits of $2.2 million due to the expiration of statutes of limitation.

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

In addition, the Company has entered into certain agreements with Trident with respect to Trident’s co-investments in Atrium, Arden, and Torus. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) the Company’s right to redeem Trident’s equity interest in the Atrium/Arden and Torus transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and Torus closings, respectively, and at any time following the seventh anniversary of the Arden and Torus closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and Torus transactions redeemed by the Company at fair market value (which the Company may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and Torus closing, respectively. As of June 30, 2014, the Company has included $368.9 million as a component of redeemable noncontrolling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of Torus and the holding companies established in connection with the Atrium/Arden and Torus co-investment transactions.

The Company has investments in two funds (carried within other investments) affiliated with entities owned by Trident. As of June 30, 2014 and December 31, 2013, the fair value of the investments in the two funds was $110.3 million and $87.7 million, respectively. During the three months ended March 31, 2014, the Company made a commitment to invest up to $20.0 million in a fund managed by Stone Point Capital LLC, but, as of June 30, 2014, has not yet funded any part of this investment.

During the six months ended June 30, 2014, the Company subscribed to Eagle Point Credit Fund L.P., a fund managed by Eagle Point Credit Management (“Eagle Point”), which is an affiliate of entities owned by Trident. The Company invested $25.0 million in the fund subsequent to June 30, 2014. The Company also has separate accounts managed by Eagle Point, with respect to which the Company incurred approximately $0.1 million in management fees for each of the three and six months ended June 30, 2014, respectively.

The Company has also invested in a fund managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. As of June 30, 2014 and December 31, 2013, the fair value of this investment was $22.3 million and $21.6 million, respectively. For the six months ended June 30, 2014 and 2013, the Company has recognized $0.7 million and $0.5 million, respectively, in net realized and unrealized gains in respect of this investment.

Goldman Sachs & Co.

Affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.2% of the Company’s Voting Ordinary Shares and 100% of the Company’s Series C Non-Voting Ordinary Shares. Sumit

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. RELATED PARTY TRANSACTIONS—(Continued)

Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of June 30, 2014, the Company had an investment in a fund (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $6.9 million. During the six months ended June 30, 2014, the Company invested £12.5 million (approximately $21.4 million) in indirect non-voting interests of two companies affiliated with Hastings Insurance Group Limited. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs, with respect to which the Company incurred approximately $0.1 million in management fees for each of the three and six months ended June 30, 2014. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which the Company has invested.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at June 30, 2014 and December 31, 2013, the Company’s total reinsurance recoverable from GAFG entities amounted to $261.2 million and $340.8 million, respectively. As at June 30, 2014 and December 31, 2013, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $189.3 million and $256.1 million, respectively, represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable. The $189.3 million and $256.1 million recoverable from that GAFG entity at June 30, 2014 and December 31, 2013, respectively, was secured by a trust fund. The balance of $71.8 million and $84.7 million as at June 30, 2014 and December 31, 2013, respectively, was recoverable from GAFG entities rated A- and higher.

18. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company’s portfolio of cash and fixed maturity investments is managed pursuant to guidelines that follow what it believes are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers, and as a result the Company does not believe that there are any significant concentrations of credit risk associated with its portfolio of cash and fixed maturity investments.

The Company’s portfolio of other investments is managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, the Company manages and monitors risk across a variety of investment funds and vehicles, markets and counterparties. The Company believes that there are no significant concentrations of credit risk associated with its other investments.

As of June 30, 2014, the Company’s investments are held by 33 different custodians. These custodians are all large financial institutions that are highly regulated. The largest concentration of fixed maturity investments, by fair value, at a single custodian was $3.2 billion and $2.8 billion as of June 30, 2014 and December 31, 2013, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. COMMITMENTS AND CONTINGENCIES—(Continued)

Leases

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of June 30, 2014:

2014	$12,396
2015	10,394
2016	7,701
2017	6,646
2018	7,315
2019	3,937

$48,389

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments as of June 30, 2014 and December 31, 2013:

June 30, 2014			December 31, 2013
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
$311,000	$195,362	$115,638	$291,000	$176,760	$114,240

Guarantees

As at June 30, 2014 and December 31, 2013, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $238.6 million and $228.5 million, respectively.

Acquisitions and Significant New Business

The Company has entered into a definitive agreement with respect to the Reciprocal of America loss portfolio transfer, which is expected to close by the end of 2014. This agreement is described in Note 3 — “Significant New Business.”

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION

The Company previously monitored and reported its results of operations in three segments: non-life run-off, life and annuities, and active underwriting. The active underwriting segment was primarily comprised of the results of operations of Atrium and Arden. As a result of the acquisition of Torus on April 1, 2014, the Company began reporting and monitoring its results of operations in four segments:

(i)	Non-life run-off—The Company’s non-life run-off segment comprises the operations and financial results of our subsidiaries that are running off their property and casualty and other non-life lines of business together with the run-off businesses of Arden and Torus. It also includes the Company’s smaller management business, in which it manages the run-off portfolios of third parties through the Company’s service companies.

(ii)	Atrium—Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium specializes in accident and health, aviation, marine, property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd, an Atrium subsidiary) and is currently in the process of running off certain other third-party business. Results related to Arden’s run-off business are included within the Company’s non-life run-off segment.

(iii)	Torus—Torus is a global specialty insurer that offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S. and Bermuda. The activities of this segment comprise the active underwriting business of Torus.

(iv)	Life and annuities—The Company’s life and annuities segment comprises the operations and financial results of its subsidiaries that are operating its closed-block of life and annuity business, which primarily consists of the companies it acquired in the Pavonia acquisition on March 31, 2013.

Atrium and Torus are reported as separate segments because they are managed and operated in separate and distinct manners. Atrium’s senior management runs its day-to-day operations with limited involvement of the Company’s senior management, whereas the Company’s senior management and employees are involved in Torus’ day-to-day operations. Atrium employees are not involved in the management or strategy of Torus, nor are Torus employees involved in the management or strategy of Atrium. Atrium and Torus are monitored and reported upon separately and distinctly and their strategies and business plans are determined independently of each other.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned.

The elimination items include the elimination of intersegment revenues and expenses.

The Company’s total assets by segment were:

	June 30, 2014	December 31, 2013
Total assets—Non-life run-off	$6,562,512	$6,619,992
Total assets—Atrium	599,451	585,176
Total assets—Torus	2,085,266	—
Total assets—Life and annuities	1,370,867	1,414,987

	$10,618,096	$8,620,155

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$17,084	$33,997	$138,239	$27,596	$—	$216,916
Fees and commission income	12,218	5,474	—	13	(10,196)	7,509
Net investment income	22,267	497	1,365	9,952	(432)	33,649
Net realized and unrealized gains	30,926	4	3,218	4,263	—	38,411

	82,495	39,972	142,822	41,824	(10,628)	296,485

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(37,202)	16,611	80,340	—	—	59,749
Acquisition costs	5,652	11,167	29,602	3,958	—	50,379
Life and annuity policy benefits	—	—	—	27,732	—	27,732
Salaries and benefits	31,463	4,226	17,600	2,394	—	55,683
General and administrative expenses	15,579	3,990	25,043	2,761	(10,196)	37,177
Interest expense	2,325	1,204	—	432	(432)	3,529
Net foreign exchange (gains) losses	(632)	(435)	620	(78)	—	(525)

	17,185	36,763	153,205	37,199	(10,628)	233,724

EARNINGS (LOSS) BEFORE INCOME TAXES	65,310	3,209	(10,383)	4,625	—	62,761
INCOME TAXES	(5,223)	(1,280)	(394)	(1,555)	—	(8,452)

NET EARNINGS (LOSS)	60,087	1,929	(10,777)	3,070	—	54,309
Less: Net earnings (loss) attributable to noncontrolling interest	(5,574)	(1,293)	4,351	—	—	(2,516)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$54,513	$636	$(6,426)	$3,070	$—	$51,793

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Six Months Ended June 30, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$19,611	$66,636	$138,239	$54,088	$—	$278,574
Fees and commission income	15,173	10,295	—	34	(10,995)	14,507
Net investment income	36,600	977	1,365	19,941	(886)	57,997
Net realized and unrealized gains	60,555	(103)	3,218	9,314	—	72,984

	131,939	77,805	142,822	83,377	(11,881)	424,062

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(66,383)	33,742	80,340	—	—	47,699
Acquisition costs	5,652	20,728	29,602	7,558	—	63,540
Life and annuity policy benefits	—	—	—	54,541	—	54,541
Salaries and benefits	57,311	7,759	17,600	4,403	—	87,073
General and administrative expenses	31,342	8,031	25,936	5,113	(10,995)	59,427
Interest expense	4,887	2,376	—	886	(886)	7,263
Net foreign exchange losses (gains)	1,498	(986)	625	(67)	—	1,070

	34,307	71,650	154,103	72,434	(11,881)	320,613

EARNINGS (LOSS) BEFORE INCOME TAXES	97,632	6,155	(11,281)	10,943	0	103,449
INCOME TAXES	(8,874)	(2,619)	(394)	(3,841)	—	(15,728)

NET EARNINGS (LOSS)	88,758	3,536	(11,675)	7,102	0	87,721
Less: Net earnings (loss) attributable to noncontrolling interest	(8,645)	(2,403)	4,707	—	—	(6,341)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$80,113	$1,133	$(6,968)	$7,102	$0	$81,380

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Three Months Ended June 30, 2013
	Non-life run-off	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$41,216	$34,380	—	$75,596
Fees and commission income	3,536	—	(576)	2,960
Net investment income	17,180	10,072	—	27,252
Net realized and unrealized losses	(17,238)	(10,681)	—	(27,919)

	44,694	33,771	(576)	77,889

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(27,422)	—	—	(27,422)
Life and annuity policy benefits	—	25,562	—	25,562
Acquisition costs	5,712	3,920	—	9,632
Salaries and benefits	24,626	1,061	—	25,687
General and administrative expenses	16,046	4,532	(576)	20,002
Interest expense	2,631	460	—	3,091
Net foreign exchange (gains) losses	(8,450)	47	—	(8,403)

	13,143	35,582	(576)	48,149

EARNINGS (LOSS) BEFORE INCOME TAXES	31,551	(1,811)	—	29,740
INCOME TAXES	(4,534)	(8)	—	(4,542)

NET EARNINGS (LOSS)	27,017	(1,819)	—	25,198
Less: Net earnings attributable to noncontrolling interest	(6,001)	—	—	(6,001)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$21,016	$(1,819)	$—	$19,197

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Six Months Ended June 30, 2013
	Non-life run-off	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$72,136	$35,121	—	$107,257
Fees and commission income	6,164	—	(757)	5,407
Net investment income	34,871	10,344	—	45,215
Net realized and unrealized gains (losses)	13,040	(10,839)	—	2,201

	126,211	34,626	(757)	160,080

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(18,261)	—	—	(18,261)
Life and annuity policy benefits	—	26,322	—	26,322
Acquisition costs	8,099	3,901	—	12,000
Salaries and benefits	48,090	1,207	—	49,297
General and administrative expenses	32,461	6,244	(757)	37,948
Interest expense	5,051	475	—	5,526
Net foreign exchange (gains) losses	(3,514)	193	—	(3,321)

	71,926	38,342	(757)	109,511

EARNINGS (LOSS) BEFORE INCOME TAXES	54,285	(3,716)	—	50,569
INCOME TAXES	(12,358)	(28)	—	(12,386)

NET EARNINGS (LOSS)	41,927	(3,744)	—	38,183
Less: Net earnings attributable to noncontrolling interest	(7,027)	—	—	(7,027)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$34,900	$(3,744)	$—	$31,156

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of June 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 11, 2014

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents:

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Business Overview

Enstar Group Limited, or Enstar, is a Bermuda-based holding company that was formed in 2001 and became publicly traded in 2007. We are listed on the NASDAQ Global Select Market under the ticker symbol “ESGR.” Enstar and our operating subsidiaries acquire and manage diversified insurance businesses through a network of service companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations.

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

The substantial majority of our acquisitions have been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business. In recent years, we diversified our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of the U.S. life and annuities operations of HSBC Holdings plc (which we now refer to as Pavonia). In addition to portfolio diversification, we believe our life and annuities business has the potential to provide us with a more regular earnings and cash flow stream, which may, to a degree, counter some of the volatility inherent in our core non-life run-off business over the long term.

In 2013, we entered the active underwriting business through our acquisitions of approximately 60% interests in Atrium Underwriting Group Limited (or Atrium) on November 25, 2013 and Arden Reinsurance Company Ltd (or Arden) on September 9, 2013. Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages and underwrites specialist insurance and reinsurance business for Lloyd’s Syndicate 609. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd, provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Arden provides reinsurance to Atrium 5 Ltd. through an approximate 65% quota share reinsurance arrangement, and is currently in the process of running off certain other portfolios of run-off business.

On April 1, 2014, we acquired Torus Insurance Holdings Limited (or Torus). Torus is an A- rated global specialty insurer with multiple global underwriting platforms, including Lloyd’s Syndicate 1301. Torus offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S. and Bermuda. Prior to acquisition, Torus ceased underwriting certain lines of business in order to focus on core property, casualty and specialty lines. The results of the discontinued lines of business which were placed into run-off are included within our non-life run-off segment. During the three months ended June 30, 2014, a Fitzwilliam Insurance Limited segregated cell, of which Enstar owns 60% and Trident owns 40%, entered into a 100% quota share reinsurance of Torus’ non-life run-off reserves with effect from January 1, 2014.

We believe that Torus and Atrium, our active underwriting businesses, provide an additional earnings stream, and also enhance our ability to compete for non-life run-off and other acquisition targets by providing opportunities for us to offer, through Torus, renewal rights or loss portfolio reinsurance transactions in connection with such acquisitions, which may be attractive to certain vendors or may present alternative ways in which proposed transactions can be structured.

Overall, Enstar has four segments of business that are each managed, operated and reported on differently: (i) Non-life run-off; (ii) Atrium; (iii) Torus; and (iv) Life and annuities.

The table below summarizes the total number of employees we had as at June 30, 2014 and December 31, 2013 by operating segment:

	2014	2013
Non-life run-off	515	529
Atrium	156	161
Torus	498	—
Life and annuities	49	49

Total	1,218	739

Key Performance Indicator

Our primary corporate objective is growing our net book value per share. We increased our book value per share on a fully diluted basis by $8.74 from $105.20 per share, as at December 31, 2013, to $113.94, as at June 30, 2014. The increase was primarily due to the issuance of voting and non-voting shares with a value of approximately $356.1 million to certain shareholders of Torus upon completion of the Torus acquisition, as well as net earnings for the six months ended June 30, 2014.

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

The purchase price for Torus was established in the amended and restated amalgamation agreement as $646.0 million, to be paid partly in cash and partly in Enstar’s stock. The number of Enstar shares to be issued was fixed at the signing of the amalgamation agreement on July 8, 2013 and was determined by reference to an agreed-upon value per share of $132.448, which was the average closing price of our voting ordinary shares, par value $1.00 per share (or the Voting Ordinary Shares), over the 20 trading days prior to such signing date. On the day before closing of the amalgamation, the Voting Ordinary Shares had a closing price of $136.31 per share. At closing, we contributed cash of $41.6 million towards the purchase price and $3.6 million towards related transaction expenses, as well as 1,898,326 Voting Ordinary Shares and 714,015 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock (or the Non-Voting Preferred Shares). Based on a price of $136.31 per share, our contribution of cash and shares to the purchase price totaled $397.7 million in the aggregate. Trident contributed cash of $258.4 million towards the purchase price and $2.4 million towards related transaction expenses. Based on a price of $136.31 per share, the aggregate purchase price paid by us and Trident was $656.1 million.

FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (or collectively, First Reserve) received 1,501,211 Voting Ordinary Shares, 714,015 Non-Voting Preferred Shares and cash consideration in the transaction. Following the approval of our shareholders of an amendment to our bye-laws on June 10, 2014, First Reserve’s Non-Voting Preferred Shares converted on a share-for-share basis into 714,015 shares of newly created Series E Non-Voting Convertible Ordinary Shares, or the Series E Non-Voting Ordinary Shares. Corsair Specialty Investors, L.P. (or Corsair) received 397,115 Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders received all cash. As a result of the amalgamation, First Reserve now owns approximately 9.5% and 11.5%, respectively, of our Voting Ordinary Shares and outstanding share capital.

Upon the closing of the Torus acquisition, Bayshore, Kenmare and Trident entered into a Shareholders’ Agreement, which was subsequently amended, as described in “Dowling Co-investments in Bayshore and Northshore” below.

In satisfaction of certain of our obligations under the Registration Rights Agreement we entered into with First Reserve and Corsair at the closing of the Amalgamation, we filed a resale shelf registration statement with the SEC on April 29, 2014 with respect to the Voting Ordinary Shares (including the Voting Ordinary Shares into which the Series E Non-Voting Ordinary Shares may convert) that we issued pursuant to the amalgamation.

Changes in Ownership Interests relating to Holding Companies for our Active Underwriting Businesses

Atrium Employee Equity Awards

On April 17, 2014, Northshore Holdings Ltd. (or Northshore), the parent company of Atrium and Arden, implemented long-term incentive plans that awarded time-based restricted shares of Northshore to certain Atrium employees. These equity awards will have the effect of modestly reducing

Kenmare’s equity interest in Northshore (as well as Trident’s equity interest) over the course of the vesting periods as Atrium employees acquire shares. Shares generally vest over two or three years, although certain awards began vesting in 2014.

Dowling Co-investments in Bayshore and Northshore Holdings Ltd.

On May 8, 2014, Dowling Capital Partners I, L.P. (or Dowling), purchased common shares of both Bayshore and Northshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million.

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of Bayshore, respectively, and 57.1% and 38.1% of Northshore on a fully diluted basis, respectively (assuming full vesting of Atrium employees’ restricted shares totaling 4.8%). Following the sale of Bayshore shares to Dowling, Kenmare, Trident and Dowling own 59%, 39.3% and 1.7% of Bayshore, respectively. Following the sale of Northshore shares to Dowling, Kenmare, Trident, certain Atrium employees and Dowling own 56.1%, 37.4%, 4.8% and 1.7% of Northshore, respectively, on a fully diluted basis.

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

Significant New Business

Reciprocal of America

On July 6, 2012, our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $164.5 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close by the end of 2014.

Shelbourne RITC Transactions

Effective January 1, 2014, Lloyd’s Syndicate 2008 (or S2008), which is managed by our wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close contract of the 2011 and prior underwriting year of account of another Lloyd’s syndicate, under which S2008 assumed total net insurance reserves of approximately £17.0 million (approximately $28.1 million) for consideration of an equal amount.

Effective December 31, 2012, S2008 entered into a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2009 and prior years of account (or the 2009 Liabilities), under which S2008 assumed total gross insurance reserves of approximately £193.0 million (approximately $313.3 million) for consideration of an equal amount. Effective January 1, 2014, the 2012 Lloyd’s underwriting year of account of S2008 entered into a partial RITC transaction with respect to the 2009 Liabilities.

Consolidated Results of Operations – For the Three and Six Months Ended June 30, 2014 and 2013

The following table sets forth our selected unaudited condensed consolidated statement of earnings data for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$216,916	$75,596	$278,574	$107,257
Fees and commission income	7,509	2,960	14,507	5,407
Net investment income	33,649	27,252	57,997	45,215
Net realized and unrealized gains (losses)	38,411	(27,919)	72,984	2,201

	296,485	77,889	424,062	160,080

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	59,749	(27,422)	47,699	(18,261)
Acquisition costs	50,379	9,632	63,540	12,000
Life and annuity policy benefits	27,732	25,562	54,541	26,322
Salaries and benefits	55,683	25,687	87,073	49,297
General and administrative expenses	37,177	20,002	59,427	37,948
Interest expense	3,529	3,091	7,263	5,526
Net foreign exchange (gains) losses	(525)	(8,403)	1,070	(3,321)

	233,724	48,149	320,613	109,511

EARNINGS BEFORE INCOME TAXES	62,761	29,740	103,449	50,569
INCOME TAXES	(8,452)	(4,542)	(15,728)	(12,386)

NET EARNINGS	54,309	25,198	87,721	38,183
Less: Net earnings attributable to noncontrolling interest	(2,516)	(6,001)	(6,341)	(7,027)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$51,793	$19,197	$81,380	$31,156

Certain reclassifications have been made to the 2013 comparatives of net increase (reduction) in ultimate losses and loss adjustment expense liabilities, acquisition costs and life and annuity policy benefits to conform to current year presentation. These reclassifications had no impact on net earnings previously reported.

The following table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands of U.S. dollars)
Segment split of earnings (losses) attibutable to Enstar Group Limited:
Non-life run-off	$54,513	$21,016	$80,113	$34,900
Atrium	636	—	1,133	—
Torus	(6,426)	—	(6,968)	—
Life and annuities	3,070	(1,819)	7,102	(3,744)

Net earnings attributable to Enstar Group Limited	$51,793	$19,197	$81,380	$31,156

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Statement Regarding Forward-Looking Statements” and in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $54.3 million and $87.7 million for the three and six months ended June 30, 2014, respectively, as compared to $25.2 million and $38.2 million for the same periods in 2013. Our comparative results were impacted by our 2013 and 2014 acquisitions, among other factors. Subsequent to June 30, 2013, we completed the acquisitions of Arden (on September 9, 2013), Atrium (on November 25, 2013) and Torus (on April 1, 2014). Our comparative results for the six months ended June 30, 2014 were also impacted by our March 31, 2013 acquisition of Pavonia.

The change in consolidated net earnings for the three and six month periods was attributable primarily to the following:

Net premiums earned – Combined net premiums earned for our four operating segments were $216.9 million and $278.6 million for the three and six months ended June 30, 2014, respectively, as compared to $75.6 million and $107.3 million for the same periods in 2013. The significant increase in 2014 was due primarily to the net premiums earned by Torus and Atrium, partially offset by a reduction in net premiums earned by SeaBright during the three months ended June 30, 2014, as described in greater detail in the segment discussion below.

Net investment income – Net investment income was $33.6 million and $58.0 million for the three and six months ended June 30, 2014, respectively, as compared to $27.3 million and $45.2 million for the same periods in 2013. The increase in each of the periods during 2014 was largely attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the Arden, Atrium and Torus transactions (as well as the Pavonia transaction with respect to the increase during the six month period), although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized gains (losses) – Net realized and unrealized gains (losses) were $38.4 million and $73.0 million for the three and six months ended June 30, 2014, respectively, as compared to $(27.9) million and $2.2 million for the same periods in 2013. The increase in net realized and unrealized gains between the 2014 and 2013 periods was attributable primarily to an increase in realized and unrealized gains on fixed income securities in each of our operating segments due primarily to marginal decreases in U.S. investment yields for 2014 (particularly in longer dated fixed maturity investments) as compared to increases in yields for 2013.

Net increase (reduction) in ultimate losses and loss adjustment expense liabilities – For the three and six months ended June 30, 2014 net ultimate losses and loss adjustment expense liabilities increased by $59.7 million and $47.7 million, respectively, compared to reductions of $27.4 million and $18.3 million in the three and six months ended June 30, 2013, respectively. The total increase of $87.2 million for the three months ended June 30, 2014 compared to the comparative period in 2013 was due primarily to increases in net ultimate losses of $16.6 million relating to Atrium and $80.3 million relating to Torus. The total increase of $66.0 million for the six months ended June 30, 2014 compared to 2013 was due to increases in net ultimate losses of $33.7 million relating to Atrium and $80.3 million relating to Torus, partially offset by a $48.1 million larger reduction in the non-life run-off segment in 2014 compared to the same period in 2013.

Acquisition costs – Acquisition costs were $50.4 million and $63.5 million for the three and six months ended June 30, 2014, respectively, as compared to $9.6 million and $12.0 million for the same periods in 2013. The significant increase for 2014 was due to the acquisition costs associated with the net premiums earned by Atrium and Torus.

Life and annuity policy benefits – Life and annuity policy benefits were $27.7 million and $54.5 million for the three and six months ended June 30, 2014, respectively, as compared to $25.6 million and $26.3 million for the same periods in 2013. The significant increase for the six months ended June 30, 2014 as compared to the same period in 2013 was due primarily to the acquisition of Pavonia on March 31, 2013. The movements for both the three and six month periods ended June 30, 2014 and 2013 related entirely to our life and annuities segment and are described in greater detail in the segment discussion below.

Salaries and benefits – Salaries and benefits were $55.7 million and $87.1 million for the three and six months ended June 30, 2014, respectively, as compared to $25.7 million and $49.3 million for the same periods in 2013. These increases were due predominantly to the salaries and benefits costs associated with our increased head count relating to the Atrium and Torus acquisitions, as well as the Pavonia acquisition that was completed during the six-month period in 2013, in addition to an increase in our bonus accrual amount for 2014 due to higher net earnings.

General and administrative expenses – General and administrative expenses for the three and six months ended June 30, 2014 were $37.2 million and $59.4 million, respectively, compared to $20.0 million and $37.9 million, respectively, for the same periods in 2013. The increases were due principally to the acquisition expenses associated with the Arden, Atrium and Torus acquisitions.

Income tax expense – Income tax expenses were $8.5 million and $15.7 million for the three and six months ended June 30, 2014, respectively, as compared to $4.5 million and $12.4 million for the same periods in 2013. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates. For the three and six months ended June 30, 2014, the effective tax rate was 13.5% and 15.2%, respectively, compared to 15.3% and 24.5% for the same periods in 2013. The lower effective tax rate for the six months ended

June 30, 2014 compared to the same period in 2013 was attributable to higher earnings in our non-tax paying subsidiaries.

Noncontrolling interest – Noncontrolling interest for the three and six months ended June 30, 2014 decreased by $3.5 million and $0.7 million, respectively, relative to the same periods for 2013. The decrease was attributable primarily to losses associated with our active underwriting companies (in which there are redeemable noncontrolling interests and noncontrolling interests), which were acquired subsequent to June 30, 2013.

Results of Operations by Segment — For the Three and Six Months Ended June 30, 2014 and 2013

Non-life Run-off Segment

Three Months Ended June 30, 2014 and 2013

The following is a discussion and analysis of the results of operations for our non-life run-off segment for the three months ended June 30, 2014 and 2013 which are summarized below:

	Three Months Ended June 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$17,084	$41,216
Fees and commission income	12,218	3,536
Net investment income	22,267	17,180
Net realized and unrealized gains (losses)	30,926	(17,238)

	82,495	44,694

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
—Current period	10,209	35,504
—Prior periods	(47,411)	(62,926)

	(37,202)	(27,422)
Acquisition costs	5,652	5,712
Salaries and benefits	31,463	24,626
General and administrative expenses	15,579	16,046
Interest expense	2,325	2,631
Net foreign exchange gains	(632)	(8,450)

	17,185	13,143

EARNINGS BEFORE INCOME TAXES	65,310	31,551
INCOME TAXES	(5,223)	(4,534)

NET EARNINGS	60,087	27,017
Less: Net earnings attributable to noncontrolling interest	(5,574)	(6,001)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$54,513	$21,016

Summary Comparison of Three Months Ended June 30, 2014 and 2013

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $60.1 million and $27.0 million for the three months ended June 30, 2014 and 2013, respectively.

The increase in earnings of $33.1 million was attributable primarily to the following:

(i)	an increase in net realized and unrealized gains of $48.2 million;

(ii)	an increase in fees and commission income of $8.7 million; and

(iii)	an increase in investment income of $5.1 million; partially offset by

(iv)	a decrease of $15.5 million in net reduction in ultimate losses and loss adjustment expense liabilities related to prior periods;

(v)	a decrease in net foreign exchange gains of $7.8 million; and

(vi)	an increase in salaries and benefits of $6.8 million.

For the three months ended June 30, 2014 the total of: (i) net premiums earned of $17.1 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $10.2 million; and less (iii) acquisition costs of $5.7 million amounted to $1.2 million and primarily related to the Torus run-off business. For the three months ended June 30, 2013 the total of: (i) net premiums earned of $41.2 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $35.3 million; and less (iii) acquisition costs of $5.7 million, amounted to $nil million and related to SeaBright.

Noncontrolling interest in earnings for the non-life run-off segment decreased by $0.4 million to $5.6 million for the three months ended June 30, 2014 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings for the non-life run-off segment attributable to Enstar Group Limited increased by $33.5 million, or 159.5%, from $21.0 million for the three months ended June 30, 2013 to $54.5 million for the three months ended June 30, 2014.

Net Premiums Earned:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Gross premiums written	$6,720		$4,444
Ceded reinsurance premiums written	(904)		(3,274)

Net premiums written	5,816	$4,646	1,170

Gross premiums earned	22,406		45,414
Ceded reinsurance premiums earned	(5,322)		(4,198)

Net premiums earned	$17,084	$(24,132)	$41,216

Premiums Written

Gross non-life run-off premiums written consist of direct premiums written and premiums assumed by Torus’ run-off business and SeaBright. Upon acquisition, SeaBright was placed into run-off and, as a result, stopped writing new insurance policies.

We would expect to have in future periods relatively low levels of gross and net premiums written relating to the Torus run-off business.

Premiums Earned

Gross non-life run-off premiums earned for the three months ended June 30, 2014 and 2013 totaled $22.4 million and $45.4 million, respectively. Ceded reinsurance premiums earned for the three months ended June 30, 2014 and 2013 totaled $5.3 million and $4.2 million, respectively. Accordingly, net premiums earned for the three months ended June 30, 2014 and 2013 totaled $17.1 million and $41.2 million, respectively.

Premiums written and earned in 2014 primarily relate to the Torus’ run-off business whereas premiums written and earned in 2013 relate to SeaBright.

Fees and Commission Income:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Internal	10,183		576
External	2,035		2,960

Total	$12,218	$8,682	$3,536

Our management companies in the non-life run-off segment earned fees and commission income of approximately $12.2 million and $3.5 million for the three months ended June 30, 2014 and 2013, respectively. The increase in fees and commission income of $8.7 million related primarily to management fees charged to our Torus segment. These internal fees are eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$22,267	$5,087	$17,180	$30,926	$48,164	$(17,238)

Net investment income for the non-life run-off segment for the three months ended June 30, 2014 increased by $5.1 million to $22.3 million, as compared to $17.2 million for the three months ended June 30, 2013. The increase was primarily a result of higher investment balances due to assets acquired in respect of the Torus run-off business.

Net realized and unrealized gains (losses) for the non-life run-off segment for the three months ended June 30, 2014 and 2013 were $30.9 million and $(17.2) million, respectively. The increase of $48.2 million was primarily attributable to:

(i)	gains of $9.9 million in relation to the fixed maturity investments of the segment due primarily to marginal declines in the longer end of the U.S. yield curve for the three months ended June 30, 2014, as compared to losses of $31.5 million for the same period in 2013 due to increases across the U.S. yield curve during that time; and

(ii)	an increase of $6.1 million in realized and unrealized gains on the private equity and other investment holdings of the segment.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the non-life run-off segment on its cash and investments for the three months ended June 30, 2014 and 2013:

	Annualized Return		Average Cash and Investment Balances

	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	2.29%	(1.89)%	$3,968,276	$3,596,031
Other investments and equities	15.01%	10.65%	812,552	589,034
Combined overall	4.45%	(0.01)%	4,780,828	4,185,064

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at June 30, 2014 and 2013 were AA- and A+, respectively.

Net (Reduction) Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the non-life run-off segment for the three months ended June 30 2014 and 2013 (a reclassification of $5.7 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation):

	Three Months Ended June 30,
	2014				2013
	Prior Periods	Current Period	Total	Total Variance	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$116,315	$260	$116,575		$40,884	$2,784	$43,668
Net change in case and LAE reserves	(78,596)	175	(78,421)		(74,166)	10,133	(64,033)
Net change in IBNR reserves	(64,504)	9,774	(54,730)		(15,218)	22,587	7,369

(Reduction) increase in estimates of net ultimate losses	(26,785)	10,209	(16,576)	3,580	(48,500)	35,504	(12,996)
Paid loss recoveries on bad debt provision	(11,206)	—	(11,206)		—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,874)	—	(12,874)		(16,795)	—	(16,795)
Amortization of fair value adjustments	3,454	—	3,454		2,369	—	2,369

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(47,411)	$10,209	$(37,202)	9,780	$(62,926)	$35,504	$(27,422)

Net change in case and LAE reserves comprise the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in incurred but not reported, or IBNR, reserves represents the change in our actuarial estimates of losses incurred but not reported, less amounts recoverable.

Three Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2014 of $37.2 million included an increase in incurred losses of $10.2 million related to current period earned premium, related primarily to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $10.2 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $47.4 million, which was attributable to a reduction in estimates of net ultimate losses of $26.8 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2014 runoff activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.5 million.

The reduction in estimates of net ultimate losses relating to prior periods of $26.8 million was related primarily to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $6.8 million;

(ii)	a reduction in IBNR reserves of $10.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the three months ended June 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $12.8 million.

Three Months Ended June 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2013 of $27.4 million included losses incurred of $35.5 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $35.5 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $62.9 million. This decrease was attributable to a reduction in estimates of net ultimate losses of $48.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.8 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $2.4 million.

The reduction in estimates of net ultimate losses relating to prior periods of $48.5 million was due primarily to:

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

(iii)	a reduction in IBNR reserves of $20.2 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in one of our Bermuda-based reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for this subsidiary was reduced as a result of the favorable trend of loss development during 2013 compared to prior forecasts.

Salaries and Benefits:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$31,463	$(6,837)	$24,626

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $31.5 million and $24.6 million for the three months ended June 30, 2014 and 2013, respectively. The increase in salaries and benefits was related primarily to:

(i)	an increase in the discretionary bonus provision of approximately $4.3 million due to the increase in net earnings for the three months ended June 30, 2014 as compared to 2013. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability; and

(ii)	an increase in total salaries effective April 1, 2014, following a salary review across the segment, as compared to the same period in 2013 when a salary freeze had generally been in effect; partially offset by

(iii)	a reduction in our average head count in our non-life run-off segment from approximately 568 for the three months ended June 30, 2013 to approximately 517 for the three months ended June 30, 2014.

Net Foreign Exchange Gains:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$632	$(7,818)	$8,450

We recorded net foreign exchange gains for the non-life run-off segment of $0.6 million and $8.5 million for the three months ended June 30, 2014 and 2013, respectively. The net foreign exchange gains for the three months ended June 30, 2013 arose primarily as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated sharply against the U.S. dollar.

In addition to the net foreign exchange gains recorded in our consolidated statement of earnings, we recorded in our unaudited condensed consolidated statement of comprehensive income currency translation adjustment gains (losses), net of noncontrolling interest, related to our non-life run-off segment of $2.1 million and $(12.5) million for the three months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, the currency translation adjustments related primarily to our Australian-based subsidiaries. As the functional currency of these subsidiaries are Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$5,223	$(689)	$4,534

We recorded income tax expense for the non-life run-off segment of $5.2 million and $4.5 million for the three months ended June 30, 2014 and 2013, respectively.

Income tax expense is generated primarily through our foreign operations outside of Bermuda, principally in the United States, Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

The effective tax rate was 7.9% for the three months ended June 30, 2014 compared with 14.4% for same period in 2013, associated primarily with us having proportionately higher net income in our non-tax paying subsidiaries than in the prior period.

Noncontrolling Interest:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$5,574	$427	$6,001

We recorded a noncontrolling interest in earnings of the non-life run-off segment of $5.6 million and $6.0 million for the three months ended June 30, 2014 and 2013, respectively.

The decrease for the three months ended June 30, 2014 was due primarily to the decrease in earnings for those companies in our non-life run-off segment where there exists a noncontrolling interest.

Six Months Ended June 30, 2014 and 2013

The following is a discussion and analysis of the results of operations for our non-life run-off segment for the six months ended June 30, 2014 and 2013 which are summarized below:

	Six Months Ended June 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$19,611	$72,136
Fees and commission income	15,173	6,164
Net investment income	36,600	34,871
Net realized and unrealized gains	60,555	13,040

	131,939	126,211

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities
—Current period	11,641	64,037
—Prior periods	(78,024)	(82,298)

	(66,383)	(18,261)
Acquisition costs	5,652	8,099
Salaries and benefits	57,311	48,090
General and administrative expenses	31,342	32,461
Interest expense	4,887	5,051
Net foreign exchange losses (gains)	1,498	(3,514)

	34,307	71,926

EARNINGS BEFORE INCOME TAXES	97,632	54,285
INCOME TAXES	(8,874)	(12,358)

NET EARNINGS	88,758	41,927
Less: Net earnings attributable to noncontrolling interest	(8,645)	(7,027)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$80,113	$34,900

Summary Comparison of Six Months Ended June 30, 2014 and 2013

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $88.8 million and $41.9 million for the six months ended June 30, 2014 and 2013, respectively.

The increase in earnings of $46.8 million was attributable primarily to the following:

(i)	an increase in net realized and unrealized gains of $47.5 million;

(ii)	an increase in fees and commission income of $9.0 million; and

(iii)	a reduction in income taxes of $3.5 million; partially offset by

(iv)	an increase in salaries and benefits of $9.2 million;

(v)	a decrease of $4.3 million in net reduction in ultimate losses and loss adjustment expense liabilities related to prior periods; and

(vi)	a net foreign exchange loss of $1.5 million for the six months ended June 30, 2014, as compared to a net foreign exchange gain of $3.5 million for the same period in 2013.

For the six months ended June 30, 2014 the total of: (i) net premiums earned of $19.6 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $11.6 million; and less (iii) acquisition costs of $5.7 million amounted to $1.2 million and primarily related to the Torus run-off business. For the six months ended June 30, 2013 the total of: (i) net premiums earned of $72.1 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $64.0 million; and less (iii) acquisition costs of $8.1 million, amounted to $nil million and related to SeaBright.

Noncontrolling interest in earnings for the non-life run-off segment increased by $1.6 million to $8.6 million for the six months ended June 30, 2014 as a result of higher earnings in those companies in which there are noncontrolling interests. Net earnings for the non-life run-off segment attributable to Enstar Group Limited increased by $45.2 million, or 129.5%, from $34.9 million for the six months ended June 30, 2013 to $80.1 million for the six months ended June 30, 2014.

Net Premiums Earned:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Gross premiums written	$8,039		$16,542
Ceded reinsurance premiums written	(1,180)		(5,664)

Net premiums written	6,859	$(4,019)	10,878

Gross premiums earned	25,174		79,550
Ceded reinsurance premiums earned	(5,563)		(7,414)

Net premiums earned	$19,611	$(52,525)	$72,136

Premiums Written

Gross non-life run-off premiums written consist of direct premiums written and premiums assumed primarily by Torus’ run-off business for 2014 and by SeaBright for 2013. Gross and net non-life run-off premiums written for the six months ended June 30, 2014 totaled $8.0 million and $6.9 million, respectively, as compared to $16.5 million and $10.9 million for the same period in 2013.

Premiums Earned

Gross non-life run-off premiums earned for the six months ended June 30, 2014 and 2013 totaled $25.2 million and $79.5 million, respectively. Ceded reinsurance premiums earned for the six months ended June 30, 2014 and 2013 totaled $5.6 million and $7.4 million, respectively. Accordingly, net premiums earned for the six months ended June 30, 2014 and 2013 totaled $19.6 million and $72.1 million, respectively.

Premiums earned in 2014 primarily relate to Torus’ run-off business whereas premiums earned in 2013 relate to SeaBright.

Fees and Commission Income:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Internal	$10,961		$757
External	4,212		5,407

Total	$15,173	$9,009	$6,164

Our management companies in the non-life run-off segment earned fees and commission income of approximately $15.2 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in fees and commission income of $9.0 million related primarily to management fees charged to our Torus segment. These internal fees are eliminated upon consolidation of our results of operations.

Net Investment Income and Net Realized and Unrealized Gains:

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$36,600	$1,729	$34,871	$60,555	$47,515	$13,040

Net investment income for the non-life run-off segment for the six months ended June 30, 2014 increased by $1.7 million to $36.6 million, as compared to $34.9 million for the six months ended June 30, 2013. The increase was primarily a result of higher investment balances due to assets acquired in respect of the Torus run-off business.

Net realized and unrealized gains for the non-life run-off segment for the six months ended June 30, 2014 and 2013 were $60.6 million and $13.1 million, respectively. The increase of $47.5 million was attributable primarily to the combination of the following items:

(i)	gains of $18.1 million in relation to fixed maturity investments of the segment due primarily to declines in the longer end of the U.S. yield curve for the year to date as compared to losses of $29.8 million for the same period in 2013 due to increases across the U.S. yield curve; and

(ii)	an increase of $4.0 million in realized and unrealized gains on the private equity and other investment holdings of the segment; partially offset by

(iii)	a decrease of $4.4 million in realized and unrealized gains on our equity portfolios as equity markets generally continued to advance in 2014, but not to the same extent as for the same period in 2013.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) earned by the non-life run-off segment on its cash and investments for the six months ended June 30, 2014 and 2013:

	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	2.21%	(0.04)%	$3,996,896	$3,407,285
Other investments and equities	13.42%	15.99%	788,716	567,732
Combined overall	4.06%	2.41%	4,785,612	3,975,017

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at June 30, 2014 and 2013 were AA- and A+, respectively.

Net (Reduction) Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2014 and 2013 (a reclassification of $8.1 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation):

	Six Months Ended June 30,
	2014			Total Variance	2013
	Prior Periods	Current Period	Total		Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$203,470	$792	$204,262		$122,018	$5,324	$127,342
Net change in case and LAE reserves	(141,845)	1,026	(140,819)		(137,612)	15,379	(122,233)
Net change in IBNR reserves	(101,901)	9,823	(92,078)		(37,968)	43,334	5,366

(Reduction) increase in estimates of net ultimate losses	(40,276)	11,641	(28,635)	39,110	(53,562)	64,037	10,475
Paid loss recoveries on bad debt provisions	(11,206)	—	(11,206)		—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(26,233)	—	(26,233)		(33,198)	—	(33,198)
Amortization of fair value adjustments	(309)	—	(309)		4,462	—	4,462

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(78,024)	$11,641	$(66,383)	48,122	$(82,298)	$64,037	$(18,261)

Six Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2014 of $66.4 million included an increase in incurred losses of $11.6 million related to current period earned premium, which was primarily with respect to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $11.6 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $78.0 million, which was attributable to a reduction in estimates of net ultimate losses of $40.3 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $26.2 million, relating to 2014 runoff activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $(0.3) million.

The reduction in estimates of net ultimate losses relating to prior periods of $40.3 million was related primarily to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $13.6 million;

(ii)	a reduction in IBNR reserves of $10.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate net IBNR liabilities was reduced as a result of the continued favorable trend of loss development during the six months ended June 30, 2014 compared to prior forecasts; and

(iii)	favorable claims settlements during the six months ended June 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $19.5 million.

Six Months Ended June 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2013 of $18.3 million included incurred losses of $64.0 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s incurred losses of $64.0 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $82.3 million, which was attributable to a reduction in estimates of net ultimate losses of $53.6 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $33.2 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.5 million.

The reduction in estimates of net ultimate losses relating to prior periods of $53.6 million was related primarily to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $16.6 million;

(ii)	net incurred loss development of $1.0 million (excluding the impact of redundant case reserves of $16.6 million) which included the settlement of net ceded case reserves of $26.2 million (excluding ceded IBNR recoverable) for net paid receipts of $74.3 million relating to the settlement of five commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of our top ten ceded reinsurance balances recoverable; and

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

IBNR liabilities for this subsidiary was reduced as a result of the favorable trend of loss development during 2013 compared to prior forecasts.

Acquisition Costs:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$5,652	$2,447	$8,099

Acquisition costs for the non-life run-off segment were $5.7 million and $8.1 million for the six months ended June 30, 2014 and 2013, respectively. Acquisition costs are directly related to the amount of net premiums earned by us which, for the six months ended June 30, 2014, directly related to the portion of Torus’ business that was placed into run-off and, for the same period in 2013, directly related only to SeaBright. A reclassification of $8.1 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation.

Salaries and Benefits:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$57,311	$(9,221)	$48,090

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $57.3 million and $48.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase in salaries and benefits was related primarily to:

(i)	an increase in the discretionary bonus provision of approximately $8.2 million due to the increase in net earnings for the six months ended June 30, 2014 as compared to 2013. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability; and

(ii)	an increase in total salaries effective April 1, 2014, following a salary review across the segment, as compared to the same period in 2013 when a salary freeze had generally been in effect; partially offset by

(iii)	a reduction in our average headcount in our non-life segment from approximately 562 for the six months ended June 30, 2013 to approximately 520 for the six months ended June 30, 2013.

Net Foreign Exchange (Losses) Gains:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$(1,498)	$(5,012)	$3,514

We recorded net foreign exchange (losses) gains for the non-life run-off segment of $(1.5) million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively. The net foreign exchange losses for the six months ended June 30, 2014 arose primarily as a result of the holding of surplus U.S. dollar assets by our Australian subsidiary at a time when the Australian dollar had appreciated against the U.S. dollar. The net foreign exchange gains for the six months ended June 30, 2013 arose principally as a result of the holding of surplus U.S. dollar assets by our Australian subsidiary at a time when the Australian dollar had depreciated against the U.S. dollar.

In addition to the net foreign exchange (losses) gains recorded in our consolidated statement of earnings, we recorded in our unaudited condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, related to our non-life run-off segment of $5.3 million for the six months ended June 30, 2014 as compared to losses, net of noncontrolling interest, of $12.8 million for the six months ended June 30, 2013. For both the six months ended June 30, 2014 and 2013, the currency translation adjustments related primarily to our Australian-based subsidiaries.

Income Tax Expense:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$8,874	$3,484	$12,358

We recorded income tax expense for the non-life run-off segment of $8.9 million and $12.4 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in income taxes of $3.5 million was due principally to decreased pre-tax net income recorded in our U.S. and U.K.-based subsidiaries.

The effective tax rate was 9.1% for the six months ended June 30, 2014 as compared with 22.8% for the same period in 2013. In 2014, we had proportionately greater net income in our non-tax paying subsidiaries than in the prior period.

Noncontrolling Interest:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$8,645	$(1,618)	$7,027

We recorded a noncontrolling interest in earnings of the non-life run-off segment of $8.6 million and $7.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase for the six months ended June 30, 2014 was due primarily to the increase in earnings for those companies where there exists a noncontrolling interest.

Atrium Segment

Our Atrium segment is comprised of the operations and financial results of Northshore, a holding company that owns Atrium and its subsidiaries (acquired November 25, 2013) and Arden (acquired September 9, 2013). Arden provides quota share reinsurance to Atrium. This quota share arrangement is eliminated upon consolidation.

Results related to Arden’s run-off lines of business are included within our non-life run-off segment. Atrium’s subsidiary, Atrium Underwriters Ltd., or AUL, is the managing agent for Lloyd’s Syndicate 609. AUL earns fees and profit commissions on business underwritten for the Syndicate. Atrium’s subsidiary, Atrium 5 Ltd, impacts our results with respect to the 25% underwriting capacity and capital it provides to Syndicate 609. The remaining underwriting capacity is provided by traditional Lloyd’s Names.

The following is a discussion and analysis of our results of operations for the Atrium segment for the three and six months ended June 30, 2014, which are summarized below:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Atrium	Holding Companies	Enstar Specific Expenses	Total	Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$33,997	$—	$—	$33,997	$66,636	$—	$—	$66,636
Fees and commission income	5,474	—	—	5,474	10,295	—	—	10,295
Net investment income	497	—	—	497	977	—	—	977
Net realized and unrealized gains	4	—	—	4	(103)	—	—	(103)

	39,972	—	—	39,972	77,805	—	—	77,805

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	16,611	—	—	16,611	33,742	—	—	33,742
Acquisition costs	11,167	—	—	11,167	20,728	—	—	20,728
Salaries and benefits	4,226	—	—	4,226	7,759	—	—	7,759
General and administrative expenses	3,329	661	—	3,990	6,201	1,830	—	8,031
Interest expense	—	—	1,204	1,204	5	—	2,371	2,376
Net foreign exchange gains	(435)	—	—	(435)	(986)	—	—	(986)

	34,898	661	1,204	36,763	67,449	1,830	2,371	71,650

EARNINGS (LOSS) BEFORE INCOME TAXES	5,074	(661)	(1,204)	3,209	10,356	(1,830)	(2,371)	6,155
INCOME TAXES	(1,280)	—	—	(1,280)	(2,619)	—	—	(2,619)

NET EARNINGS (LOSS)	3,794	(661)	(1,204)	1,929	7,737	(1,830)	(2,371)	3,536
Less: Net (earnings) loss attributable to noncontrolling interest	(1,570)	277	—	(1,293)	(3,148)	745	—	(2,403)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,224	$(384)	$(1,204)	$636	$4,589	$(1,085)	$(2,371)	$1,133

Loss ratio (1)	48.9%				50.6%
Acquisition cost ratio (2)	32.8%				31.1%
Other operating expense ratio (3)	22.2%				20.9%

Combined ratio (4)	103.9%				102.6%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned.
(3)

Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Atrium by net premiums earned. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses of the Atrium segment holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of

24.2% and 23.7% for the three and six months ended June 30, 2014, respectively. See “Non-GAAP Financial Measures” for more information on this ratio.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio (which is a non-GAAP financial measure, as described in footnote 3). Our historical combined ratio may not be indicative of future underwriting performance.

Three Months Ended June 30, 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of approximately $1.9 million for the three months ended June 30, 2014.

The results were primarily driven by:

(i)	net underwriting result of $6.2 million (net premiums earned of $34.0 million less $16.6 million in net increase in ultimate losses and loss adjustment expense liabilities and $11.2 million of acquisition costs);

(ii)	fees and commission income of $5.5 million; and

(iii)	net investment income and net realized and unrealized gains of $0.5 million; partially offset by

(iv)	salaries and benefits and general and administrative expenses of $8.2 million;

(v)	interest expense of $1.2 million; and

(vi)	income taxes of $1.3 million.

Noncontrolling interest in earnings of the Atrium segment of $1.3 million resulted in net earnings attributable to Enstar Group Limited of $0.6 million for the three months ended June 30, 2014. The noncontrolling interests’ share of earnings is greater than their 41.54% share of the Atrium segment’s net earnings primarily due to interest expense in respect of borrowings under our revolving credit facility that are recorded within the Atrium segment and 100% attributable to us.

Six Months Ended June 30, 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of approximately $3.5 million for the six months ended June 30, 2014.

The results were primarily driven by:

(i)	net underwriting result of $12.2 million (net premiums earned of $66.6 million less $33.7 million in net increase in ultimate losses and loss adjustment expense liabilities and $20.7 million of acquisition costs);

(ii)	fees and commission income of $10.3 million; and

(iii)	net investment income and net realized and unrealized gains of $0.9 million; partially offset by

(iv)	salaries and benefits and general and administrative expenses of $15.8 million;

(v)	interest expense of $2.4 million; and

(vi)	income taxes of $2.6 million.

Noncontrolling interest in earnings of the Atrium segment of $2.4 million resulted in net earnings attributable to Enstar Group Limited of $1.1 million for the six months ended June 30, 2014. The noncontrolling interests’ share of earnings is greater than their 41.54% share of the Atrium segment’s net earnings primarily due to interest expense in respect of borrowings under our revolving credit facility that are recorded within the segment and 100% attributable to us.

For 2014, we expect the income and expenses associated with the Atrium segment to increase as compared to 2013 as a result of owning these companies for a full year. Earnings attributable to noncontrolling interest in 2014 will be dependent on the level of earnings for these companies.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and six months ended June 30, 2014:

	Gross Premiums Written		Gross Premiums Written
	Three Months Ended June 30, 2014	% of Total Gross Premiums Written	Six Months Ended June 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine Property	$5,877.2	14.7%	$13,909.7	15.9%
Property and Casualty Binding Authorities	6,900.4	17.3%	14,143.5	16.2%
Upstream Energy	7,898.9	19.8%	14,130.9	16.2%
Reinsurance	3,031.7	7.6%	8,842.6	10.1%
Accident and Health	2,447.6	6.1%	8,163.4	9.3%
Professional Liability	4,502.5	11.3%	8,637.3	9.9%
Non-marine Property	4,845.1	12.2%	8,749.2	10.0%
Aviation	1,730.1	4.3%	5,625.7	6.4%
War and Terrorism	2,623.2	6.7%	5,231.9	6.0%

Total	$39,856.7	100.0%	$87,434.2	100.0%

Gross premiums written were $39.9 million and $87.4 million for the three and six months ended June 30, 2014, respectively.

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Atrium segment for the three and six months ended June 30, 2014:

	Net Premiums Earned
	Three Months Ended June 30, 2014	% of Total Net Premiums Earned	Six Months Ended June 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine Property	$5,515.3	16.2%	$10,780.4	16.2%
Property and Casualty Binding Authorities	6,121.0	18.0%	11,627.6	17.4%
Upstream Energy	4,579.6	13.5%	9,595.1	14.4%
Reinsurance	2,803.2	8.2%	5,812.4	8.7%
Accident and Health	3,055.8	9.0%	6,998.1	10.5%
Professional Liability	3,901.2	11.5%	6,902.3	10.4%
Non-marine Property	3,619.8	10.6%	7,276.4	10.9%
Aviation	2,200.2	6.5%	3,966.1	6.0%
War and Terrorism	2,201.0	6.5%	3,677.5	5.5%

Total	$33,997.1	100.0%	$66,635.9	100.0%

Fees and Commission Income:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(in thousands of U.S. dollars)
Total	$5,474	$10,295

The Atrium segment earned fees and commission income of approximately $5.5 million and $10.3 million for the three and six months ended June 30, 2014, respectively. The fees represent management and profit commission fees earned by us in relation to Atrium’s management of Syndicate 609.

Net Increase in Ultimate Losses and Loss Adjustment Expenses Liabilities:

For the three months ended June 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $16.6 million, including net favorable prior period reserve development of $2.3 million due to claims improvement and reserve releases, largely related to our aviation and non-marine direct and facultative lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the current period of $18.9 million has been recorded based on expected loss ratios on current period earned premium.

For the six months ended June 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $33.7 million, including net favorable prior period reserve development of $6.5 million due to claims improvement and reserve releases, largely related to our aviation and non-marine direct and facultative lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2014 of $40.2 million has been recorded on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(in thousands of U.S. dollars)
Total	$4,226	$7,759

Salaries and benefits for the Atrium segment were $4.2 million and $7.8 million for the three and six months ended June 30, 2014, respectively. For the three months ended June 30, 2014, these costs included salaries and benefits of $1.9 million, share grant costs of $1.9 million and discretionary bonus costs of approximately $0.4 million. For the six months ended June 30, 2014, the total of $7.8 million was comprised of salaries and benefits of $3.6 million, share grant costs of $2.3 million and discretionary bonus of $1.9 million. The share grant costs relate to the Atrium employee equity awards, which are described in “ —Acquisitions”. Expenses relating to the discretionary bonus plan will be variable and dependent on Atrium’s overall profitability.

General and Administrative Expenses:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(in thousands of U.S. dollars)
Total	$3,990	$8,031

General and administrative expenses for the Atrium segment were $4.0 million and $8.0 million for the three and six months ended June 30, 2014, respectively. This was comprised of $3.3 million and $6.2 million related to Atrium and Arden for the three and six month periods ended June 30, 2014, respectively, and related primarily to office expenses and professional fees. In addition, expenses of $0.7 million and $1.8 million for the three and six months ended June 30, 2014, respectively, related primarily to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

Interest Expense:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(in thousands of U.S. dollars)
Total	$1,204	$2,376

Interest expense for the Atrium segment of $1.2 million and $2.4 million was recorded for the three and six months ended June 30, 2014, respectively. The interest expense recorded in the segment was in respect of borrowings under our revolving credit facility that are recorded in the segment and 100% attributable to us.

Noncontrolling Interest:

	June 30, 2014
	Three Months Ended	Six Months Ended
	(in thousands of U.S. dollars)
Total	$1,293	$2,403

We recorded noncontrolling interest in earnings of the Atrium segment of $1.3 million and $2.4 million for the three and six months ended June 30, 2014. As of June 30, 2014, Trident, Dowling and Atrium management had a combined 41.54% noncontrolling interest in the Atrium segment.

Torus Segment

Our Torus segment is comprised of the operations and financial results of Bayshore, a holding company that owns Torus and its subsidiaries. Results related to Torus’ run-off lines of business are included within our non-life run-off segment.

The following is a discussion and analysis of our results of operations for Torus for the three and six months ended June 30, 2014, which are summarized below. Because we acquired Torus on April 1, 2014, the results in this segment were the same for the three months and six months ended June 30, 2014, with the exception of general and administrative expenses, which is discussed below.

	Three Months Ended June 30 2014			Six Months Ended June 30 2014
	Torus	Holding Companies	Total	Torus	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$138,239	$—	$138,239	$138,239	$—	$138,239
Fees and commision income	—	—	—	—	—	—
Net investment income	1,365	—	1,365	1,365	—	1,365
Net realized and unrealized gains	3,218	—	3,218	3,218	—	3,218

	142,822	—	142,822	142,822	—	142,822

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	80,340	—	80,340	80,340	—	80,340
Acquisition costs	29,602	—	29,602	29,602	—	29,602
Salaries and benefits	16,970	630	17,600	16,970	630	17,600
General and administrative expenses	13,136	11,907	25,043	13,136	12,800	25,936
Net foreign exchange losses	614	6	620	614	11	625

	140,662	12,543	153,205	140,662	13,441	154,103

EARNINGS (LOSS) BEFORE INCOME TAXES	2,160	(12,543)	(10,383)	2,160	(13,441)	(11,281)
INCOME TAXES	(394)	—	(394)	(394)	—	(394)

NET EARNINGS (LOSS)	1,766	(12,543)	(10,777)	1,766	(13,441)	(11,675)
Less: Net (earnings) lossattributable to noncontrolling interest	(905)	5,256	4,351	(905)	5,612	4,707

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$861	$(7,287)	$(6,426)	$861	$(7,829)	$(6,968)

Loss ratio(1)	58.1%			58.1%
Acquisition cost ratio(2)	21.4%			21.4%
Other operating expense ratio(3)	21.8%			21.8%

Combined ratio	101.3%			101.3%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned.
(3)

Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Torus by net premiums earned. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative and salaries and benefits expenses of the Torus holding companies. The most directly comparable

GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 30.8% and 31.5% for the three and six months ended June 30, 2014, respectively. See “Non-GAAP Financial Measures” for more information on this ratio.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio (which is a non-GAAP financial measure, as described in footnote 3). Our historical combined ratio may not be indicative of future underwriting performance.

For the Torus segment, we reported net loss, before net loss attributable to noncontrolling interest, of approximately $10.8 million for the three months ended June 30, 2014.

The results were primarily driven by:

(i)	net underwriting result of $28.3 million (net premiums earned of $138.2 million less $80.3 million in net increase in losses and loss adjustment expense liabilities and $29.6 million of acquisition costs);

(ii)	net investment income and net realized and unrealized gains of $4.6 million; partially offset by

(iii)	salaries and benefits and general and administrative expenses totaling $42.6 million;

(iv)	foreign exchange losses of $0.6 million; and

(v)	income taxes of $0.4 million.

Noncontrolling interest in the net loss of the Torus segment of $4.3 million resulted in net loss attributable to Enstar Group Limited of $6.4 million for the three months ended June 30, 2014.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Torus segment for the three months ended June 30, 2014:

	Gross Premiums Written
	Three Months Ended June 30, 2014	% of Total Gross Premiums Written
Property	$45,854.9	26.9%
Marine & Excess Casualty	31,955.3	18.7%
Aviation and Space	22,950.4	13.4%
Non-U.S. Management and Professional Liability	8,161.1	4.8%
Accident and Health	2,927.8	1.7%
U.S. Management and Professional Liability	7,360.3	4.3%
Healthcare	8,845.6	5.2%
U.S. Casualty	34,095.0	20.0%
Workers Compensation	8,495.1	5.0%

Total	$170,645.5	100.0%

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Torus segment for the three months ended June 30, 2014:

	Net Premiums Earned
	Three Months Ended June 30, 2014	% of Total Net Premiums Earned
Property	$26,008.0	18.8%
Marine & Excess Casualty	26,868.6	19.4%
Aviation and Space	17,880.5	12.9%
Non-U.S. Management and Professional Liability	10,231.1	7.4%
Accident and Health	2,581.7	1.9%
U.S. Management and Professional Liability	6,884.5	5.0%
Healthcare	8,223.1	5.9%
U.S. Casualty	17,020.0	12.3%
Workers Compensation	3,920.3	2.8%
Other	18,621.4	13.6%

Total	$138,239.2	100.0%

Net Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

For the three months ended June 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $80.3 million principally due to an increase in estimates of net ultimate losses related to the current period, which has been recorded based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

Salaries and benefits costs for the Torus segment were $17.6 million for the three months ended June 30, 2014. The salary and benefit expense was related primarily to $15.2 million of direct expense for employees of Torus, inclusive of discretionary bonus costs accrued of approximately $1.8 million, and $0.6 million of costs associated with employee share awards granted to certain Torus employees in the period.

General and Administrative Expenses:

General and administrative expenses for the Torus segment were $25.0 million and $25.9 million for the three and six months ended June 30, 2014, respectively. The amounts for the six month period ended June 30, 2014 were comprised of $13.1 million directly incurred by Torus’ operations, $10.0 million relating to management fee expenses charged by our non-life run-off segment to Bayshore and $2.8 million of acquisition related expenses incurred by Bayshore.

Noncontrolling Interest:

We recorded noncontrolling interest in the net loss of the Torus segment of $4.3 million and $4.7 million for the three and six months ended June 30, 2014. As of June 30, 2014, Trident and Dowling held a combined 41.02% noncontrolling interest in the Torus segment.

Life and Annuities Segment

Three Months Ended June 30, 2014

The following is a discussion and analysis of the results of operations for our life and annuities segment for the three months ended June 30, 2014 and 2013 which are summarized below:

	Three Months Ended June 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$27,596	$34,380
Fees and commission income	13	—
Net investment income	9,952	10,072
Net realized and unrealized gains (losses)	4,263	(10,681)

	41,824	33,771

EXPENSES
Life and annuity policy benefits	27,732	25,562
Acquisition costs	3,958	3,920
Salaries and benefits	2,394	1,061
General and administrative expenses	2,761	4,532
Interest expense	432	460
Net foreign exchange (gains) losses	(78)	47

	37,199	35,582

EARNINGS (LOSS) BEFORE INCOME TAXES	4,625	(1,811)
INCOME TAXES	(1,555)	(8)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$3,070	$(1,819)

For the life and annuities segment, net earnings (loss) attributable to Enstar Group Limited increased by $4.9 million, from $(1.8) million for the three months ended June 30, 2013 to $3.1 million for the three months ended June 30, 2014.

Net Premiums Earned:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Term life insurance	$7,478	$(1,566)	$9,044
Assumed life reinsurance	6,229	(449)	6,678
Credit life and disability	13,889	(4,769)	18,658

	$27,596	$(6,784)	$34,380

Net premiums earned were $27.6 million and $34.4 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in net premiums earned is the result of the run-off of policies during the period. The premiums in our life and annuities segment are expected to reduce by approximately 15 to 20% per annum as the blocks of business continue to run-off and policies lapse. We recorded acquisition costs for the three months ended June 30, 2014 and 2013 of approximately

$4.0 million and $3.9 million, respectively, associated with premiums earned by Pavonia. Substantially all of the net premiums earned in the three months ended June 30, 2014 and 2013 relate to the U.S. and Canadian business of the Pavonia companies.

For our life and annuities business, although we no longer write new business, our strategy differs from our non-life run-off business, in particular because we are unable to shorten the duration of the liabilities in this business through either early claims settlement, commutations or policy buy backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity or lapse and will pay claims as they fall due. We aim to earn profits in this segment through investments and operating efficiencies.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$9,952	$(120)	$10,072	$4,263	$14,944	$(10,681)

Net investment income for the life and annuities segment for each of the three months ended June 30, 2014 and 2013 was $10.0 million.

Net realized and unrealized gains (losses) for the three months ended June 30, 2014 and 2013 were $4.3 million and ($10.7) million, respectively. The increase in net realized and unrealized gains of $14.9 million was primarily due to unrealized gains on fixed maturity investments in respect of the Pavonia companies. The gains were mostly due to marginal declines in the longer end of the U.S. yield curve versus increases in yields in the previous year.

The current operations of one of the Pavonia companies relates solely to periodic payment annuities. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and as such we would not anticipate any unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises approximately 70% of the Pavonia investments. The remaining 30% of our Pavonia investments comprise fixed maturity investments classified as trading securities, which relate to our non-periodic payment annuity business.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses), earned by the life and annuities segment on its cash and investments for the three months ended June 30, 2014 and 2013:

	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	4.29%	(0.18)%	$1,304,140	$1,382,679
Other investments and equities	5.99%	—%	15,478	—
Combined overall	4.31%	(0.18)%	$1,319,618	$1,382,679

The average credit ratings of our fixed maturity investments of our life and annuities segment as at both June 30, 2014 and 2013 were A+.

Life and Annuity Policy Benefits:

	Three Months Ended June 30,
	2014	Variance		2013
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$15,315	$		$12,695
Reductions in periodic payment annuity benefit reserves	(7,271)			(6,406)

Net change in periodic payment annuity benefit reserves	8,044		(1,755)	6,289

Net life claims benefits paid	19,435			17,383
Net change in life claims benefit reserves	(3,640)			(612)
Amortization of fair value adjustments	3,893			2,502

Net ultimate change in life benefit reserves	19,688		(415)	19,273

Total	$27,732		$(2,170)	$25,562

Life and annuity policy benefits were $27.7 million and $25.6 million for the three months ended June 30, 2014 and 2013, respectively. The increase is primarily attributable to periodic payment annuity benefits paid, mostly due to an increase in scheduled settlements processed in the period. Net ultimate change in life benefit reserves of $19.7 million in the three months ended June 30, 2014 was comprised of net life claims benefits paid of $19.4 million and amortization of fair value adjustments of $3.9 million, partially offset by net change in life claims benefit reserves of $3.6 million.

Salaries and Benefits:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$2,394	$(1,333)	$1,061

Salaries and benefits costs for the life and annuities segment were $2.4 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase for the three months ended June 30, 2014 was largely attributable to the transition of employees from the seller of Pavonia to us over the course of the three months ended June 30, 2013. Because individuals transitioned to us at various dates in 2013, the comparative period did not contain an entire three months of salaries and benefits for the Pavonia employees.

General and Administrative Expenses:

	Three Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$2,761	$1,771	$4,532

General and administrative expenses for the life and annuities segment were $2.8 million and $4.5 million for the three months ended June 30, 2014 and 2013, respectively. The decrease in expenses for the three months ended June 30, 2014 is primarily attributable to non-recurring costs incurred in 2013 in relation to the transition of the Pavonia business. During the three months ended June 30, 2013, the Pavonia employees generally worked pursuant to a transition services agreement which was treated as general and administrative expenses by Pavonia.

Six Months Ended June 30, 2014

The following is a discussion and analysis of the results of operations for our life and annuities segment for the six months ended June 30, 2014 and 2013 which are summarized below:

	Six Months Ended June 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$54,088	$35,121
Fees and commission income	34	—
Net investment income	19,941	10,344
Net realized and unrealized gains (losses)	9,314	(10,839)

	83,377	34,626

EXPENSES
Life and annuity policy benefits	54,541	26,322
Acquisition costs	7,558	3,901
Salaries and benefits	4,403	1,207
General and administrative expenses	5,113	6,244
Interest expense	886	475
Net foreign exchange (gains) losses	(67)	193

	72,434	38,342

EARNINGS (LOSS) BEFORE INCOME TAXES	10,943	(3,716)
INCOME TAXES	(3,841)	(28)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$7,102	$(3,744)

For the life and annuities segment, net earnings (loss) attributable to Enstar Group Limited increased by $10.8 million, from $(3.7) million for the six months ended June 30, 2013 to $7.1 million for the six months ended June 30, 2014.

Net Premiums Earned:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Term life insurance	$15,423	$5,638	$9,785
Assumed life reinsurance	10,497	3,819	6,678
Credit life and disability	28,168	9,510	18,658

	$54,088	$18,967	$35,121

Net premiums earned were $54.1 million and $35.1 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net premiums earned is the result of three additional months of premiums from Pavonia in 2014 as compared to 2013 (we acquired Pavonia on March 31, 2013). We recorded acquisition costs for the three months ended June 30, 2014 and 2013 of approximately $7.6 million and $3.9 million, respectively, associated with premiums earned by Pavonia. Substantially all of the premiums earned relate to the U.S. and Canadian business of the Pavonia companies.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$19,941	$9,597	$10,344	$9,314	$20,153	$(10,839)

Net investment income for the life and annuities segment for the six months ended June 30, 2014 and 2013 was $19.9 million and $10.3 million, respectively. The increase was primarily due to the inclusion of the Pavonia companies for the full six months for 2014. These cash and fixed maturity investments were acquired on March 31, 2013.

Net realized and unrealized gains (losses) for the six months ended June 30, 2014 and 2013 were $9.3 million and ($10.8) million, respectively. The increase in net realized and unrealized gains of $20.1 was primarily due to unrealized gains on fixed maturity investments in respect of the Pavonia companies. The gains were mostly due to marginal declines in the longer end of the U.S. yield curve versus increases in yields in the previous year.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the life and annuities segment on its cash and investments for the six months ended June 30, 2014 and 2013:

	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	4.27%	(0.14)%	$1,324,532	$716,871
Other investments and equities	14.31%	—%	13,703	—
Combined overall	4.37%	(0.14)%	$1,338,235	$716,871

The average credit ratings of our fixed maturity investments for the life and annuities segment for both June 30, 2014 and 2013 was A+.

Life and Annuity Policy Benefits:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$28,705		$12,695
Reductions in periodic payment annuity benefit reserves	(14,506)		(6,406)

Net change in periodic payment annuity benefit reserves	14,199	(7,910)	6,289

Net life claims benefits paid	41,870		17,383
Net change in life claims benefit reserves	(9,219)		148
Amortization of fair value adjustments	7,691		2,502

Net ultimate change in life benefit reserves	40,342	(20,309)	20,033

Total	$54,541	$(28,219)	$26,322

Life and annuity policy benefits were $54.5 million and $26.3 million for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily attributable to the inclusion of the Pavonia business results for six months in 2014 as opposed to three months in 2013. The annuity business incurred some additional periodic payment annuity benefits in the six months ended June 30, 2014, relating to an increase in scheduled settlements processed during the period. Net ultimate change in life benefit reserves in the six months ended June 30, 2014 of $40.3 million was comprised of net life claims benefits paid of $41.9 million and amortization of fair value adjustments of $7.7 million, partially offset by net change in life claims benefit reserves of $9.2 million.

Salaries and Benefits:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$4,403	$(3,196)	$1,207

Salaries and benefits costs for the life and annuities segment related to our life and annuities segment were $4.4 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. The increase in salaries and benefits expenses for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily attributable to having six months of Pavonia expenses in 2014 as compared to three months in 2013. In addition, during the three months ended June 30, 2013, the Pavonia employees generally worked pursuant to a transition services agreement, which was treated as general and administrative expense by Pavonia.

General and Administrative Expenses:

	Six Months Ended June 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$5,113	$1,131	$6,244

General and administrative expenses for the life and annuities segment were $5.1 million and $6.2 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in expenses for the six months ended June 30, 2014 is primarily attributable to non-recurring salary related transition costs incurred during the six months ended June 30, 2013.

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

At June 30, 2014, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $7.89 billion, compared to $6.56 billion at December 31, 2013. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

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

On an annual basis, both Torus and Atrium purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of Torus’ total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

As of June 30, 2014 and December 31, 2013, we had, excluding reinsurance recoverables related to our life and annuities segment, reinsurance balances recoverable of $1.50 billion and $1.33 billion, respectively. The increase of $165.6 million in reinsurance balances recoverable was primarily a result of the Torus acquisition, partially offset by commutations and cash collections made during the period ended June 30, 2014.

As at June 30, 2014, the reinsurance balances recoverable associated with the Company’s life and annuities business consists of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

For both June 30, 2014 and December 31, 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $338.6 million. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers using management judgment. As part of this process, ceded incurred but not reported (or IBNR) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of June 30, 2014 decreased to 18.1% as compared to 19.9% as of December 31, 2013, primarily as a result of reinsurance balances recoverable of Torus acquired during the year requiring minimal provisions for uncollectible reinsurance recoverable, and cash collections from reinsurers with minimal bad debt provisions.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
Total cash provided by (used in):	2014	2013
	(in thousands of U.S. dollars)
Operating activities	$324,197	$(11,423)
Investing activities	(158,314)	(254,889)
Financing activities	217,104	225,260
Effect of exchange rate changes on cash	1,327	3,059

Net increase (decrease) in cash and cash equivalents	384,314	(37,993)
Cash and cash equivalents, beginning of period	643,841	654,890

Cash and cash equivalents, end of period	$1,028,155	$616,897

See “Item 1. Financial Statements — Unaudited Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2014 and 2013” for further information.

Operating

Net cash provided by our operating activities for the six month period ended June 30, 2014 was $324.2 million compared to net cash used of $11.4 million for the six month period ended June 30, 2013. This $335.6 million increase was due primarily to the following:

(i)	a decrease in the net changes in assets and liabilities of $240.3 million between 2014 and 2013; offset by a

(ii)	an increase of $256.5 million in sales and maturities of trading securities between 2014 and 2013; and

(iii)	a decrease of $338.6 million in purchases of trading securities between 2014 and 2013.

Investing

Investing cash flows consist primarily of net proceeds on the sale and purchase of available-for-sale and other investments. Net cash used in investing activities was $158.3 million during the six month period ended June 30, 2014 compared to $254.9 million during the six month period ended June 30, 2013. The decrease of $96.6 million between 2014 and 2013 was due primarily to the following:

(i)	a decrease of $321.5 million in net cash used for acquisitions between 2014 and 2013. During the six months ended June 30, 2014, we acquired cash balances in excess of cash used to fund acquisitions, as compared to the acquisitions we completed in 2013; partially offset by

(ii)	a decrease of $81.2 million in the sales and maturities of available-for-sale securities between 2014 and 2013;

(iii)	an increase of $93.4 million in the funding of other investments between 2014 and 2013; and

(iv)	an increase of $71.0 million in the purchase of available-for-sale securities between 2014 and 2013.

Financing

Net cash provided by financing activities was $217.1 million during the six month period ended June 30, 2014 compared to $225.3 million during the six month period ended June 30, 2013. The decrease of $8.2 million in cash provided by financing activities was attributable primarily to the following:

(i)	a decrease of $157.0 million in cash received attributable to bank loans between 2014 and 2013 due primarily to there being no acquisition borrowing required in 2014; and

(ii)	an increase of $133.3 million in the repayment of bank loans between 2014 and 2013; and

(iii)	a distribution of capital to noncontrolling interests of $10.0 million in 2014 compared to $nil in 2013; partially offset by

(iv)	an increase in contributions by noncontrolling and redeemable noncontrolling interests of $290.3 million primarily associated with the Torus acquisition.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturity investments, equities and other investments, were $7.89 billion as of June 30, 2014 compared to $6.56 billion as of December 31, 2013, an increase of $1.3 billion. The increase in cash and invested assets resulted principally from the completion of the acquisition of Torus.

We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities; (ii) available-for-sale portfolios of fixed maturity and short-term investments; and (iii) a held-to-maturity portfolio of fixed maturity investments. Our available-for-sale and trading portfolios are recorded at fair value.

Our held-to-maturity portfolio relates to our periodic payment annuities, business within our life and annuities segment. In an effort to match the expected cash flow requirements of the long-term liabilities associated with the business, we invest a portion of our fixed maturity investments in longer duration securities that we intend to hold to maturity. We classify these securities as held-to-maturity in our unaudited condensed consolidated balance sheet. This held-to-maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

The table below shows the aggregate amounts of our investments carried at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$717,700	13.1%	$468,289	10.0%
Non-U.S. government	550,573	10.0%	562,516	12.1%
Corporate	2,343,759	42.7%	2,201,579	47.2%
Municipal	32,593	0.6%	41,034	0.9%
Residential mortgaged-backed	361,885	6.6%	235,964	5.1%
Commercial mortgage-backed	161,822	3.0%	114,637	2.5%
Asset-backed	457,420	8.3%	285,066	6.1%

Fixed maturity investments	4,625,752	84.3%	3,909,085	83.9%
Other investments	716,303	13.1%	569,293	12.2%
Equities—U.S.	89,830	1.6%	115,285	2.5%
Equities—International	57,312	1.0%	66,748	1.4%

Total investments	$5,489,197	100.0%	$4,660,411	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$19,171	2.3%	$18,132	2.3%
Non-U.S. government	45,473	5.4%	22,327	2.8%
Corporate	780,355	92.3%	759,100	94.9%

Total investments	$844,999	100.0%	$799,559	100.0%

As at June 30, 2014, we held investments on our balance sheet totaling $6.34 billion compared to $5.52 billion at December 31, 2013, with net unrealized appreciation included in accumulated comprehensive income of $3.3 million at June 30, 2014 compared to $3.1 million at December 31, 2013. As at June 30, 2014, we had approximately $3.6 billion of restricted assets compared to approximately $2.9 billion at December 31, 2013.

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

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds and a real estate debt fund. At June 30, 2014, these other investments totaled $716.3 million, or 11.3%, of our total balance sheet investments (December 31, 2013: $569.3 million or 10.3%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at June 30, 2014, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at June 30, 2014, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
Due in one year or less	$910,138	16.6%	$871,881	18.5%
Due after one year through five years	2,488,274	45.5%	2,114,772	44.9%
Due after five years through ten years	431,073	7.9%	478,033	10.2%
Due after ten years	660,139	12.1%	608,291	12.9%

	4,489,624	82.1%	4,072,977	86.5%
Residential mortgage-backed	361,885	6.6%	235,964	5.0%
Commercial mortgage-backed	161,822	2.9%	114,637	2.4%
Asset-backed	457,420	8.4%	285,066	6.1%

Total	$5,470,751	100.0%	$4,708,644	100.0%

As at June 30, 2014 and December 31, 2013, our fixed maturity and short-term investment portfolios had an average credit quality rating of AA- and A+, respectively. At June 30, 2014 and December 31, 2013, our fixed maturity investments rated BBB or lower comprised 9.0% and 9.5% of our total investment portfolio, respectively.

At June 30, 2014, we had $238.6 million of short-term investments (December 31, 2013: $313.5 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At June 30, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$715,099	$717,700	13.1%	$875	$710,825	$6,000	$0	$0	$0
Non-U.S. government	540,169	550,573	10.0%	197,058	203,676	107,112	30,123	12,604	0
Corporate	2,322,156	2,343,759	42.7%	131,032	646,638	1,161,387	350,492	32,090	22,120
Municipal	32,266	32,593	0.6%	8,757	15,927	7,909	0	0	0
Residential mortgage-backed	360,156	361,885	6.6%	28,071	321,598	10,309	497	1,405	5
Commercial mortgage-backed	161,939	161,822	3.0%	85,566	24,029	29,338	19,722	3,167	0
Asset-backed	455,664	457,420	8.3%	286,755	68,343	28,936	11,420	61,952	14

Total fixed maturity and short-term investments	$4,587,449	4,625,752	84.3%	738,114	1,991,036	1,350,991	412,254	111,218	22,139

				16.0%	43.0%	29.2%	8.9%	2.4%	0.5%
Equities
U.S.		89,830	1.6%	0	0	0	0	0	89,830
International		57,312	1.0%	0	0	0	0	0	57,312

Total equities		147,142	2.6%	0	0	0	0	0	147,142

Other investments
Private equity funds		215,152	3.9%	0	0	0	0	0	215,152
Fixed income funds		223,445	4.1%	0	0	0	0	0	223,445
Fixed income hedge funds		66,028	1.2%	0	0	0	0	0	66,028
Equity fund		162,655	3.0%	0	0	0	0	0	162,655
Real estate debt fund		33,231	0.6%	0	0	0	0	0	33,231
CLO equities		10,800	0.2%	0	0	0	0	0	10,800
Other		4,992	0.1%	0	0	0	0	0	4,992

Total other investments		716,303	13.1%	0	0	0	0	0	716,303

Total investments		$5,489,197	100.0%	$738,114	$1,991,036	$1,350,991	$412,254	$111,218	$885,584

				13.5%	36.3%	24.6%	7.5%	2.0%	16.1%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$468,198	$468,289	10.0%	$4,391	$458,477	$434	$—	$—	$4,987
Non-U.S. government	553,724	562,516	12.1%	215,224	208,322	115,423	11,095	12,452	—
Corporate	2,197,955	2,201,579	47.2%	143,552	542,216	1,052,315	388,815	26,507	48,174
Municipal	40,889	41,034	0.9%	8,500	25,355	7,179	—	—	—
Residential mortgage-backed	236,984	235,964	5.1%	12,596	204,217	7,507	3,960	809	6,875
Commercial mortgage-backed	115,351	114,637	2.5%	38,081	31,893	29,631	8,826	6,206	—
Asset-backed	283,940	285,066	6.1%	207,146	34,808	13,260	4,733	7,174	17,945

Total fixed maturity and short-term investments	$3,897,041	3,909,085	83.9%	629,490	1,505,288	1,225,749	417,429	53,148	77,981

				16.1%	38.5%	31.3%	10.7%	1.4%	2.0%
Equities
U.S.		115,285	2.5%	—	—	—	—	—	115,285
International		66,748	1.4%	—	—	—	—	—	66,748

Total equities		182,033	3.9%	—	—	—	—	—	182,033

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		161,229	3.5%	—	—	—	—	—	161,229
Fixed income funds		194,375	4.2%	—	—	—	—	—	194,375
Fixed income hedge funds		68,157	1.4%	—	—	—	—	—	68,157
Equity fund		109,355	2.3%	—	—	—	—	—	109,355
Real estate debt fund		32,113	0.7%	—	—	—	—	—	32,113
Other		4,064	0.1%	—	—	—	—	—	4,064

Total other investments		569,293	12.2%	—	—	—	—	—	569,293

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$4,660,411	100.0%	$629,490	$1,505,288	$1,225,749	$417,429	$53,148	$829,307

				13.5%	32.3%	26.3%	9.0%	1.1%	17.8%

The following tables summarizes the composition of the amortized cost and fair value of our held-to-maturity fixed maturity investments as at June 30, 2014 and December 31, 2013 by ratings as assigned by major rating agencies.

At June 30, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$19,736	$19,171	2.3%	$6,468	$12,642	$0	$0	$0	$63
Non-U.S. government	45,943	45,473	5.4%	0	30,329	15,145	0	0	0
Corporate	787,556	780,355	92.3%	47,069	209,555	477,468	35,408	10,456	396

Total fixed maturity investments	$853,235	$844,999	100.0%	$53,537	$252,526	$492,613	$35,408	$10,456	$459

				6.3%	29.9%	58.3%	4.2%	1.2%	0.1%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$19,992	$18,132	2.3%	$—	$18,058	$—	$—	$—	$74
Non-U.S. government	23,592	22,327	2.8%	—	22,327	—	—	—	—
Corporate	815,803	759,100	94.9%	44,552	198,803	463,000	47,157	5,125	462

Total fixed maturity investments	$859,387	$799,559	100.0%	$44,552	$239,188	$463,000	$47,157	$5,125	$536

				5.6%	29.9%	57.9%	5.9%	0.6%	0.1%

Eurozone Exposure

At June 30, 2014, we did not own any investments in fixed maturity investments (which includes bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) as at June 30, 2014 by rating are highlighted in the following table:

	Ratings
	AAA	AA	A	Not Rated	Total
	(in thousands of U.S. dollars)
Germany	$50,062	$22,108	$—	$—	$72,170
Supranational	7,588	9,067	—	—	16,655
Netherlands	7,479	16,140	6,088	—	29,707
France	—	15,171	8,047	—	23,218
Finland	2,989	—	—	—	2,989
Belgium	—	25,822	—	—	25,822
Austria	—	1,791	—	—	1,791

	68,118	90,099	14,135	0	172,352
Euro Region Government Funds	0	0	0	12,336	12,336

	$68,118	$90,099	$14,135	$12,336	$184,688

Our fixed maturity investments exposure to Eurozone Governments (which include regional and municipal governments including guaranteed agencies) as at June 30, 2014 by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	By Maturity Date					Total
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years
	(in thousands of U.S. dollars)
Germany	$1,370	$12,943	$1,483	$20,511	$35,863	$72,170
Supranational	—	—	2,526	6,673	7,456	16,655
Netherlands	1,508	—	3,306	4,444	20,449	29,707
France	—	—	4,294	3,324	15,600	23,218
Finland	—	515	—	450	2,024	2,989
Belgium	—	—	—	2,738	23,084	25,822
Austria	—	—	—	653	1,138	1,791

	$2,878	$13,458	$11,609	$38,793	$105,614	$172,352

At June 30, 2014, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) of issuers where the ultimate parent company was located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposures as at June 30, 2014 by country and listed by rating, sector and maturity date is highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB	Total
	(in thousands of U.S. dollars)
Germany	$4,950	$1,444	$65,947	$10,584	$82,925
Belgium	2,698	—	42,376	—	45,074
Netherlands	10,944	55,381	29,165	7,297	102,787
France	7,579	28,261	18,223	8,816	62,879
Ireland	474	10,968	—	—	11,442
Spain	—	—	—	19,696	19,696
Italy	—	—	19,777	5,620	25,397
Luxembourg	5,900	4,633	721	637	11,891
Finland	454	—	—	—	454

	$32,999	$100,687	$176,209	$52,650	$362,545

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Other	Total
	(in thousands of U.S. dollars)
Germany	$18,598	$1,406	$55,862	$3,418	$1,665	$1,976	$82,925
Belgium	1,370	—	—	—	—	43,704	45,074
Netherlands	60,450	13,494	18,187	—	213	10,443	102,787
France	19,831	—	34,170	425	4,666	3,787	62,879
Ireland	9,041	—	—	—	—	2,401	11,442
Spain	6,684	—	—	8,746	3,081	1,185	19,696
Italy	1,245	9,081	10,696	—	4,375	—	25,397
Luxembourg	721	4,633	637	—	—	5,900	11,891
Finland	454	—	—	—	—	—	454

	$118,394	$28,614	$119,552	$12,589	$14,000	$69,396	$362,545

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$6,753	$3,707	$8,559	$25,093	$38,813	$82,925
Belgium	—	—	1,536	2,089	41,449	45,074
Netherlands	1,794	16,178	10,971	15,467	58,377	102,787
France	5,360	437	2,985	16,976	37,121	62,879
Ireland	—	2,621	1,359	2,244	5,218	11,442
Spain	4,455	—	3,302	5,959	5,980	19,696
Italy	—	2,621	—	1,245	21,531	25,397
Luxembourg	—	—	—	721	11,170	11,891
Finland	—	—	—	454	—	454

	$18,362	$25,564	$28,712	$70,248	$219,659	$362,545

Fixed maturity investments issued by companies located in the United Kingdom and Switzerland are not included in the tables.

None of the fixed maturity investments we owned at June 30, 2014 were considered impaired and we do not expect to incur any significant losses on these securities.

Loans Payable

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions and significant new business transactions, and our revolving credit facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes. We draw down on the loan facilities at the time of an acquisition or significant new business transactions although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company.

We made the following repayments and borrowings under our loan facilities during the six months ended June 30, 2014:

EGL Revolving Credit Facility

On March 26, 2014, we borrowed $70.0 million under the EGL Revolving Credit Facility. On May 27, 2014, we repaid $9.25 million of the outstanding principal under the EGL Revolving Credit Facility.

As of June 30, 2014, the unused portion of the EGL Revolving Credit Facility was approximately $55.5 million.

Clarendon Facility

On March 17, 2014, we repaid $13.0 million of the outstanding principal on the term facility related to our 2011 acquisition of Clarendon National Insurance Company, or the Clarendon Facility, reducing the outstanding principal as of June 30, 2014 to approximately $66.0 million.

SeaBright Facility

On June 25, 2014, we fully repaid the remaining $89.0 million of outstanding principal and accrued interest on the term facility related to the acquisition of SeaBright, or the SeaBright Facility. We had previously repaid $22.0 million of the outstanding principal on the SeaBright Facility on March 31, 2014.

Total amounts of loans payable outstanding, including accrued interest, as of June 30, 2014 and December 31, 2013 totaled $386.2 million and $452.4 million, respectively. As of June 30, 2014, all of the covenants relating to our two outstanding credit facilities (tthe Clarendon Facility and the EGL Revolving Credit Facility) were met.

Refer to Item 7 included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a description of these credit facilities.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at June 30, 2014 and updates the table on page 114 of our Annual Report on Form 10-K for the year ended December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$5,125.0	$1,131.8	$1,870.2	$829.8	$1,293.2
Policy benefits for life and annuity contracts (2)	2,611.1	83.4	152.0	138.6	2,237.1
Operating lease obligations	48.4	12.4	18.1	13.9	4.0
Investing Activities
Investment commitments	115.6	47.9	60.4	7.3	—
Financing Activities
Loan repayments (including estimated interest payments)	391.3	391.3	—	—	—

Total	$8,291.4	$1,666.8	$2,100.7	$989.6	$3,534.3

(1)	The reserves for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of June 30, 2014 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of June 30, 2014 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at June 30, 2014 of $1,241.9 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustments of the amount payable.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments as at June 30, 2014 and December 31, 2013:

June 30, 2014			December 31, 2013
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
(in thousands of U.S. dollars)
$ 311,000	$ 195,362	$ 115,638	$ 291,000	$ 176,760	$ 114,240

Guarantees

As at June 30, 2014 and December 31, 2013, we had, in total, parental guarantees supporting the obligations of our subsidiary, Fitzwilliam Insurance Limited, in the amount of $238.6 million and $228.5 million, respectively.

Acquisitions and Significant New Business

We have entered into a definitive agreement with respect to the Reciprocal of America loss portfolio transfer, which is expected to close by the end of 2014 and which is described above in “—Significant New Business.”

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Non-GAAP Financial Measures

In “Segment Reporting—Arden” and “Segment Reporting—Torus” above, we provide loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio in our discussions of the results for the Atrium and Torus segments in order to provide more complete information regarding our underwriting results for these businesses. The ratios are calculated by dividing the related expense by net earned premiums, and the combined ratio is the sum of these ratios. Our other operating expense ratio is considered to be a “non-GAAP” financial measure, which may be defined or calculated differently by other companies. We calculate this ratio by dividing the sum of general and administrative expenses and salaries and benefits attributable to Atrium/Arden and Torus, respectively, by net premiums earned. Other operating expense ratio excludes the expenses of the holding companies within the segments, such as holding company general and administrative expenses and salaries and benefits expenses, if any, that are not attributable to Atrium, Arden and Torus, respectively. We believe this is the most useful presentation because the excluded expenses are not incremental and/or directly attributable to the individual underwriting operations at these companies. The most directly comparable GAAP financial measure would be calculated by dividing the sum of all general and administrative expenses and salaries and benefits (if any) for the Atrium and Torus segments (including holding company expenses), respectively, by net premiums earned.

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

Factors that could cause actual results to differ materially from those suggested by the forward looking statements include:

•	risks associated with implementing our business strategies and initiatives;

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures and external hazards;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities, address operational challenges, assimilate acquired companies into our internal control system, and support our planned growth;

•	risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•	risks relating to our life and annuities business, including mortality and morbidity rates, lapse rates, the performance of assets to support the insured liabilities, and the risk of catastrophic events;

•	risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to the active underwriting market;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and in the other materials filed and to be filed with the U.S. Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our balance sheets include a substantial amount of assets and, to a lesser extent, liabilities, whose fair values are subject to market risks. Market risk represents the potential for an economic loss due to adverse changes in the fair value of a financial instrument. Our primary market risks are interest rate risk, credit risk, equity price risk, and foreign currency exchange rate risk. The following provides an analysis of the potential effects that these market risk exposures could have on our future earnings. This analysis is based on estimated changes. Actual results could differ significantly from amounts stated below, and our analysis should not be construed as our prediction for future market events.

Interest Rate Risk

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and fixed maturity investments at June 30, 2014 and December 31, 2013. The modeling of this effect was performed on cash and fixed maturity investments classified as trading and available-for-sale. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Cash and Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At June 30, 2014	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,225	$6,200	$6,168	$6,131	$6,096
Market Value Change from Base	0.9%	0.5%	0%	(0.6)%	(1.2)%
Change in Unrealized Value	$57	$32	$0	$(37)	$(72)

At December 31, 2013	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$4,999	$4,979	$4,951	$4,919	$4,888
Market Value Change from Base	1.0%	0.6%	0%	(0.7)%	(1.3)%
Change in Unrealized Value	$48	$28	$0	$(32)	$(63)

Credit Risk

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At June 30, 2014, approximately 55.5% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2013: 51.4%) with 10.4% (December 31, 2013: 11.1%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of AA- (December 31, 2013: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

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

As at June 30, 2014 and December 31, 2013, reinsurance balances recoverable with a carrying value of $342.8 million and $256.2 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. One of the reinsurers accounting for $153.5 million of reinsurance balances recoverable as at June 30, 2014 was rated A+, while the remaining $189.3 million of reinsurance balances recoverable as at June 30, 2014 were secured by trust funds held for the benefit of our insurance and reinsurance subsidiaries.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at June 30, 2014 was $309.8 million (December 31, 2013: $291.4 million). At June 30, 2014, the impact of a 10% decline in the overall market prices of our equities at risk would be $31.0 million (December 31, 2013: $29.1 million), on a pre-tax basis.

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

The table below summarizes our net exposure as of June 30, 2014 and December 31, 2013 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

June 30, 2014	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$99.0	$92.0	$39.0	$28.0	$12.0	$270.0

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$9.9	$9.2	$3.9	$2.8	$1.2	$27.0

December 31, 2013	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$67.0	$18.0	$1.0	$16.0	$(10.0)	$92.0

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$6.7	$1.8	$0.1	$1.6	$(1.0)	$9.2

(1)	Assumes 10% change in U.S. dollar relative to other currencies

The table below summarize our net exposure as of June 30, 2014 and December 31, 2013 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

June 30, 2014	Euro	GBP	CDN	USD	NZD	Total
	(in millions of Australian dollars)
Total net foreign currency exposure	$3.7	$—	$(1.0)	$50.5	$2.9	$56.1

Pre-tax impact of a 10% movement of the Australian dollar (1)	$0.3	$—	$(0.1)	$5.1	$0.3	$5.6

December 31, 2013	Euro	GBP	CDN	USD	NZD	Total
	(in millions of Australian dollars)
Total net foreign currency exposure	$4.0	$1.0	$(2.0)	$43.0	$3.0	$49.0

Pre-tax impact of a 10% movement of the Australian dollar (1)	$0.4	$0.1	$(0.2)	$4.3	$0.3	$4.9

(1)	Assumes 10% change in Australian dollar relative to other currencies

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our expansion into the active underwriting business (through our acquisitions of Atrium and Torus) presents certain new risks and uncertainties described below, as well as others that we may encounter, which could cause a material adverse effect on our business, financial condition and results of operations.

Underwriting is inherently a matter of judgment, involving important assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. In addition to the risks and uncertainties that impact all of our business segments, our Atrium and Torus active underwriting businesses expose us to risks that include, but are not limited to, those set forth below. Any of these risks could result in underperformance of the active underwriting businesses compared to our expectations, and could also have a material adverse effect on our business, financial condition and results of operations:

•	Exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, droughts, explosions, environmental contamination, acts of terrorism, war or political unrest) and changing climate patterns and ocean temperature conditions, which could adversely affect our earnings and financial condition and cause substantial volatility in our results of operations for any fiscal quarter or year;

•	Failure of our risk management and loss limitation methods, or our catastrophe risk modeling processes, to adequately manage our exposure to losses or provide sufficient protection against losses from catastrophes;

•	The intense competition for business in this industry, including from major global insurance and reinsurance companies and underwriting syndicates with greater experience and resources than us, or as a result of industry consolidation;

•	Dependence on a limited number of brokers, managing general agents and other third parties to support our business, both in terms of the volume of business we will rely on them to place and the credit risk we will assume from them;

•	Susceptibility to the effects of inflation due to premiums being established before the ultimate amounts of losses and loss adjustment expense are known;

•	Susceptibility of the reinsurance we underwrite to the quality of the original underwriting decisions made by the ceding companies, which may lead us to inaccurately assess the risks we assume; and

•	The cyclical nature of the insurance and reinsurance business, which has historically been characterized by periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of underwriting capacity permitted more favorable premium levels. An increase in premium levels is often offset by an increasing supply of underwriting capacity (via new entrants, market instruments, structures, or additional commitments by existing insurers) that may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer submissions for our active underwriting services, as well as our ability to purchase reinsurance, and could cause our earnings to decrease and our results of operations to fluctuate significantly from period to period.

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

In particular, our ability to integrate and successfully operate the Torus companies will be a key component to our continued success. Torus added approximately 500 new employees (as compared to the approximately 739 employees we had as of December 31, 2013) and a number of new offices in various countries. The Torus group forms a new operating segment for us. In addition to the risks discussed above, the potential challenges of integrating Torus and achieving the anticipated benefits include implementing business and underwriting plans for Torus, establishing operating efficiencies, managing expenses, retaining key employees, improving systems, and working effectively with our joint venture partners. We must also assimilate the Torus companies into our internal control system, including by ensuring their compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Exchange Act, as of December 31, 2015. Failure to effectively achieve this could result in us reporting a material weakness in our internal controls over financial reporting.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2014.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2(a)	Bye-Law Amendments adopted June 10, 2014 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed on April 29, 2014).

3.2(b)*	Fourth Amended and Restated Bye-Laws of Enstar Group Limited.

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1	Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2014).

10.2	Shareholder Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2014).

10.3*	Amended and Restated Bayshore Shareholders’ Agreement, dated May 8, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P.

10.4*	Amended and Restated Northshore Shareholders’ Agreement, dated May 8, 2014, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P.

10.5*†	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan.

10.6*†	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan.

15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
†	denotes management contract or compensatory arrangement