Form 10-Q
period 2014-09-30
Enstar Group LTD
filed 2014-11-10
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 5, 2014, the registrant had outstanding 15,759,738 voting ordinary shares and 3,439,652 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$161,807	$281,002
Short-term investments, available-for-sale, at fair value (amortized cost: 2014—$574; 2013—$32,477)	574	32,504
Fixed maturities, trading, at fair value	3,997,454	3,381,719
Fixed maturities, held-to-maturity, at amortized cost	845,610	859,387
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014—$239,124; 2013—$210,825)	238,220	213,860
Equities, trading, at fair value	134,398	182,033
Other investments, at fair value	842,555	569,293

Total investments	6,220,618	5,519,798
Cash and cash equivalents	921,615	643,841
Restricted cash and cash equivalents	502,402	397,657
Accrued interest receivable	40,648	38,864
Accounts receivable	83,608	75,351
Premiums receivable	405,209	111,748
Income taxes recoverable	5,633	5,481
Deferred tax assets	34,278	34,295
Prepaid reinsurance premiums	140,453	—
Reinsurance balances recoverable	1,479,267	1,363,819
Funds held by reinsured companies	150,300	237,789
Deferred acquisition costs	36,172	—
Goodwill and intangible assets	202,986	150,071
Other assets	26,256	41,441

TOTAL ASSETS	$10,249,445	$8,620,155

LIABILITIES
Losses and loss adjustment expenses	$4,851,911	$4,219,905
Policy benefits for life and annuity contracts	1,228,643	1,273,100
Unearned premiums	439,862	70,698
Insurance and reinsurance balances payable	373,291	281,028
Accounts payable and accrued liabilities	99,379	97,103
Income taxes payable	20,732	23,721
Deferred tax liabilities	48,838	53,328
Loans payable	320,233	452,446
Other liabilities	62,900	70,444

TOTAL LIABILITIES	7,445,789	6,541,773

COMMITMENTS AND CONTINGENCIES REDEEMABLE NONCONTROLLING INTEREST	365,631	100,859

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2014: 156,000,000; 2013: 156,000,000)
Ordinary shares (issued and outstanding 2014: 15,759,738; 2013: 13,802,706)	15,760	13,803
Non-voting convertible ordinary shares:
Series A (issued 2014: 2,972,892; 2013: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2014: 2,725,637; 2013: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2014: 714,015; 2013: Nil)	714	—
Treasury shares at cost (Series A non-voting convertible ordinary shares 2014: 2,972,892; 2013: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,320,398	962,145
Accumulated other comprehensive income	3,980	13,978
Retained earnings	1,289,266	1,181,457

Total Enstar Group Limited Shareholders’ Equity	2,214,258	1,755,523
Noncontrolling interest	223,767	222,000

TOTAL SHAREHOLDERS’ EQUITY	2,438,025	1,977,523

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,249,445	$8,620,155

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Month Periods Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$195,987	$58,674	$474,561	$165,931
Fees and commission income	6,801	2,398	21,308	7,805
Net investment income	27,984	25,009	85,981	70,224
Net realized and unrealized (losses) gains	(18,336)	37,010	54,648	39,211

	212,436	123,091	636,498	283,171

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:	17,533	(20,388)	65,232	(38,649)
Life and annuity policy benefits	26,549	31,095	81,090	57,417
Acquisition costs	36,261	6,149	99,801	18,149
Salaries and benefits	54,525	29,716	141,598	79,013
General and administrative expenses	41,039	29,126	100,466	67,074
Interest expense	3,307	3,270	10,570	8,796
Net foreign exchange losses (gains)	6,365	(673)	7,435	(3,994)

	185,579	78,295	506,192	187,806

EARNINGS BEFORE INCOME TAXES	26,857	44,796	130,306	95,365
INCOME TAXES	(5,660)	(1,340)	(21,388)	(13,726)

NET EARNINGS	21,197	43,456	108,918	81,639
Less: Net loss (earnings) attributable to noncontrolling interest	5,232	(3,469)	(1,109)	(10,496)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$26,429	$39,987	$107,809	$71,143

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.38	$2.42	$5.94	$4.31

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$1.37	$2.39	$5.84	$4.26

Weighted average ordinary shares outstanding—basic	19,198,475	16,525,012	18,142,531	16,521,865
Weighted average ordinary shares outstanding—diluted	19,331,390	16,720,715	18,445,885	16,698,640

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Month Periods Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$21,197	$43,456	$108,918	$81,639

Other comprehensive (loss) income, net of tax:
Unrealized holding losses on fixed income investments arising during the period	(3,852)	(137)	(3,393)	(1,689)
Reclassification adjustment for net realized gains (losses) included in net earnings	87	(33)	(47)	(312)

Unrealized losses arising during the period, net of reclassification adjustment	(3,765)	(170)	(3,440)	(2,001)
Currency translation adjustment	(14,815)	9,053	(8,043)	(12,448)

Total other comprehensive (loss) income	(18,580)	8,883	(11,483)	(14,449)

Comprehensive income	2,617	52,339	97,435	67,190
Less comprehensive loss (income) attributable to noncontrolling interest	8,922	(4,206)	376	(5,810)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,539	$48,133	$97,811	$61,380

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Month Periods Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$13,803	$13,752
Issue of shares	1,914	4
Share awards granted/vested	43	45

Balance, end of period	$15,760	$13,801

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Share Capital—Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$—	$—
Issue of shares	714	—

Balance, end of period	$714	$—

Share Capital—Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—
Issue of stock	714	—
Converted to Series E Non-Voting Convertible Ordinary Shares	(714)

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$962,145	$958,571
Issue of shares and warrants	354,368	487
Amortization of equity incentive plan	3,885	2,212

Balance, end of period	$1,320,398	$961,270

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$13,978	$24,439
Currency translation adjustment
Balance, beginning of period	14,264	27,822
Change in currency translation adjustment	(7,791)	(8,254)

Balance, end of period	6,473	19,568
Defined benefit pension liability
Balance, beginning of period	(2,249)	(7,180)
Change in defined benefit pension liability	0	0

Balance, end of period	(2,249)	(7,180)
Unrealized gain on investments
Balance, beginning of period	1,963	3,797
Change in unrealized gain on investments, net of tax	(2,207)	(1,509)

Balance, end of period	(244)	2,288

Balance, end of period	$3,980	$14,676

Retained Earnings
Balance, beginning of period	$1,181,457	$972,853
Net earnings attributable to Enstar Group Limited	107,809	71,143

Balance, end of period	$1,289,266	$1,043,996

Noncontrolling Interest
Balance, beginning of period	$222,000	$221,478
Return of capital	(9,980)	—
Contribution of capital	18,081	—
Transfer of net loss to redeemable noncontrolling interest	1,028	—
Dividends paid	(13,908)	(1,740)
Net earnings attributable to noncontrolling interest*	7,131	10,469
Foreign currency translation adjustments	(246)	(4,194)
Net movement in unrealized holding losses on investments	(339)	(492)

Balance, end of period	$223,767	$225,521

*	Excludes net loss attributable to redeemable noncontrolling interest; refer to Note 12.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$108,918	$81,639
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Net realized and unrealized investment (gains) losses	(28,509)	10,996
Net realized and unrealized gains from other investments	(26,139)	(50,207)
Other items	3,083	3,656
Depreciation and amortization	3,082	761
Net amortization of premiums and accretion of discounts	42,488	36,929
Net movement of trading securities held on behalf of policyholders	3,013	2,187
Sales and maturities of trading securities	2,302,138	2,063,258
Purchases of trading securities	(1,585,871)	(2,257,188)
Changes in assets and liabilities:
Reinsurance balances recoverable	287,760	213,042
Funds held by reinsured companies	98,099	—
Other assets	40,553	237,585
Losses and loss adjustment expenses	(630,417)	(314,862)
Policy benefits for life and annuity contracts	(44,457)	21,490
Insurance and reinsurance balances payable	(77,625)	(31,637)
Accounts payable and accrued liabilities	(14,752)	(38,459)
Other liabilities	(43,539)	(104,790)

Net cash flows provided by (used in) operating activities	437,825	(125,600)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$37,540	$(308,710)
Sales and maturities of available-for-sale securities	98,314	181,066
Purchase of available-for-sale securities	(97,322)	(112)
Maturities of held-to-maturity securities	5,477	253
Movement in restricted cash and cash equivalents	(81,966)	(86,640)
Funding of other investments	(278,265)	(68,097)
Redemption of other investments	30,707	18,656
Other investing activities	837	15

Net cash flows used in investing activities	(284,678)	(263,569)

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$(9,980)	$—
Contribution by redeemable noncontrolling interest	272,722	32,480
Contribution by noncontrolling interest	18,081	—
Dividends paid to noncontrolling interest	(13,908)	(1,740)
Receipt of loans	70,000	274,800
Repayment of loans	(199,245)	(39,505)

Net cash flows provided by financing activities	137,670	266,035

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(13,043)	(11,196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	277,774	(134,330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	643,841	654,890

CASH AND CASH EQUIVALENTS, END OF PERIOD	$921,615	$520,560

Supplemental Cash Flow Information
Net income taxes paid	$31,207	$24,010
Interest paid	$13,589	$7,326

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 and December 31, 2013

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the unaudited condensed consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include, but are not limited to:

•	reserves for losses and loss adjustment expenses;

•	policy benefits for life and annuity contracts;

•	gross and net premiums written and net premiums earned;

•	reinsurance balances recoverable, including the provisions for uncollectible amounts;

•	other-than-temporary impairments in the carrying value of available-for-sale and held-to- maturity investment securities;

•	valuation of certain other investments that are measured using significant unobservable inputs;

•	valuation of goodwill and intangible assets; and

•	fair value estimates associated with accounting for acquisitions.

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Certain reclassifications have been made to the prior period reported amounts of net increase (reduction) in ultimate losses and loss adjustment expense liabilities, acquisition costs and life and annuity policy benefits to conform to the current period presentation. These reclassifications had no impact on income or net earnings previously reported.

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

2. ACQUISITIONS

Companion Property and Casualty Insurance Company

On August 26, 2014, the Company and Sussex Holdings, Inc. (“Sussex”), an indirect, wholly owned subsidiary of the Company, entered into a definitive agreement for the purchase of all of the shares of Companion Property and Casualty Insurance Company (“Companion”) from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services.

The total consideration for the transaction will be $218 million in cash. The Company expects to finance the purchase price through a combination of cash on hand and a bank loan facility to be finalized before closing. The Company is a party to the acquisition agreement and has guaranteed the performance by Sussex of its payment and other acquisition-related obligations set forth in the agreement.

Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2014.

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

FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”) received 1,501,211 Voting Ordinary Shares, 714,015 Non-Voting Preferred Shares and cash consideration in the transaction. Following the approval of the Company’s shareholders of an amendment to its bye-laws on June 10, 2014, First Reserve’s Non-Voting Preferred Shares converted on a share-for-share basis into 714,015 shares of newly created Series E Non-Voting Convertible Common Shares (the “Series E Non-Voting Ordinary Shares”). Corsair Specialty Investors, L.P. (“Corsair”) received 397,115 Voting Ordinary Shares and cash consideration in the transaction. The remaining Torus shareholders received all cash. As a result of the amalgamation, First Reserve now owns approximately 9.5% and 11.5%, respectively, of the Company’s Voting Ordinary Shares and outstanding share capital.

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

The purchase price was allocated to the acquired assets and liabilities of Torus based on estimated fair values at the acquisition date. The Company recognized goodwill of $13.0 million, all of which was recorded within the Torus segment and is attributable primarily to Torus’ assembled workforce (refer to note 19 for a description of the Company’s segments). The Company also recognized indefinite lived intangible assets of $23.9 million and other definite lived intangible assets of $20.0 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The Company has not completed the process of determining the fair value of its losses and loss adjustment expense reserves, goodwill and intangible assets acquired in the Torus transaction. These valuations will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded for these items is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed, as well as the residual goodwill.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed in the Torus transaction at the acquisition date, allocated by segment.

	Torus	Non-life Run-off	Total
ASSETS
Short-term investments, trading, at fair value	$73,425	$25,888	$99,313
Fixed maturities, trading, at fair value	736,765	329,235	1,066,000
Other investments	2,068	—	2,068

Total investments	812,258	355,123	1,167,381
Cash and cash equivalents	225,118	114,490	339,608
Restricted cash and cash equivalents	22,779	—	22,779
Premiums receivable	307,950	—	307,950
Reinsurance balances recoverable—reserves	210,742	152,057	362,799
Reinsurance balances recoverable—paids	21,122	20,100	41,222
Prepaid reinsurance premiums	144,221	25,221	169,442
Intangible assets	43,900	—	43,900
Other assets	37,621	—	37,621

TOTAL ASSETS	$1,825,711	$666,991	$2,492,702

LIABILITIES
Losses and loss adjustment expenses	$675,424	$588,822	$1,264,246
Insurance and reinsurance balances payable	140,997	29,047	170,044
Unearned premium	343,840	49,122	392,962
Other liabilities	22,362	—	22,362

TOTAL LIABILITIES	1,182,623	666,991	1,849,614

NET ASSETS ACQUIRED AT FAIR VALUE	643,088	—	643,088
Goodwill	13,000	—	13,000

ACQUISITION DATE FAIR VALUE	$656,088	$—	$656,088

The following table summarizes the provisional intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$4,000	Indefinite
U.S. insurance licences	19,900	Indefinite
Technology	15,000	4 years
Brand	5,000	6 years

Intangible assets as of the acquisition date	$43,900

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

From April 1, 2014, the date of acquisition, to September 30, 2014, the Company earned premiums of $258.5 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $159.6 million on those earned premiums, and recorded $18.7 million in net loss in its consolidated statement of earnings related to the active underwriting portion of the Torus segment.

From the date of acquisition to September 30, 2014, the Company earned premiums of $29.1 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $17.6 million on those earned premiums, and recorded $7.4 million in net earnings in its consolidated statement of earnings related to Torus’ non-life run-off business.

Supplemental Pro Forma Financial Information (Unaudited)

The operating results for Torus have been included in the unaudited condensed consolidated financial statements from the date of acquisition. The following pro forma condensed combined statement of earnings for the three months ended September 30, 2013 and the nine months ended September 30, 2014 and 2013 combines the historical consolidated statements of earnings of the Company with those historical consolidated statements of earnings of Torus, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2013 and 2014, as applicable. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Torus had taken place at the beginning of each period presented, nor is it indicative of future results.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014
Total income	$263,504	$747,867	$783,691
Total expenses	(258,974)	(721,365)	(669,054)
Total noncontrolling interest	12,498	12,121	(3,455)

Net earnings	$17,028	$38,623	$111,182

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

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of Bayshore, respectively, and 57.1% and 38.1% of Northshore on a fully diluted basis, respectively (assuming full vesting of Atrium employees’ restricted shares totaling 4.8%). Following the sale of Bayshore shares to Dowling, Kenmare, Trident and Dowling own 59.0%, 39.3% and 1.7% of Bayshore, respectively. Following the sale of Northshore shares to Dowling, Kenmare, Trident, certain Atrium employees and Dowling own 56.1%, 37.4%, 4.8% and 1.7% of Northshore, respectively, on a fully diluted basis.1

In connection with the sale of Bayshore shares, the Bayshore Shareholders’ Agreement was amended and restated. The Amended and Restated Bayshore Shareholders’ Agreement, among other things, provides that Kenmare has the right to appoint three members to the Bayshore board of directors and Trident has the right to appoint two members. The Amended and Restated Bayshore Shareholders’ Agreement includes a five-year period (the “Restricted Period”) during which no shareholder can transfer its ownership interest in Bayshore to a third party unless approved by a super-majority of the shareholders. Following the Restricted Period: (i) each shareholder must offer Kenmare and Trident the right to buy its shares before the shares are offered to a third party; (ii) Kenmare can require each other shareholder to participate in a sale of Bayshore to a third party as long as Kenmare owns 55% of the aggregate number of outstanding shares of Bayshore held by Kenmare and Trident; (iii) each shareholder has the right to be included on a pro rata basis in any sales made by another shareholder; and (iv) each of Kenmare, Trident and Dowling has the right to buy its pro rata share of any new securities issued by Bayshore.

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

[1]	Refer to Note 12 for Northshore percentages based on employee shares vested as at September 30, 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

substantially the same rights and obligations as the Amended and Restated Bayshore Shareholders’ Agreement, except that the fifth and seventh anniversaries refer to the Arden closing (which occurred on September 9, 2013).

3. SIGNIFICANT NEW BUSINESS

2014

Reciprocal of America

On July 6, 2012, our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $163.4 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2014.

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

In addition to these securities, the Company also invests in private equity funds, fixed income funds, fixed income hedge funds, equity and real estate debt funds and collateralized loan obligation (“CLO”) equity-tranched securities, which are all variable interests issued by VIEs. For these variable

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

interests, the Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs and, accordingly, it is not the primary beneficiary for any of these VIEs. The Company’s maximum exposure to loss on these interests is limited to the amount of its investment. The Company has not provided financial or other support with respect to these structured securities other than its original investment.

Trading

The estimated fair values of the Company’s investments in fixed maturity investments, short-term investments and equities classified as trading securities were as follows:

	September 30, 2014	December 31, 2013
U.S. government and agency	$707,269	$439,946
Non-U.S. government	430,425	476,224
Corporate	2,115,706	2,123,675
Municipal	28,386	41,034
Residential mortgage-backed	322,835	218,457
Commercial mortgage-backed	154,011	114,637
Asset-backed	400,629	248,748

Total fixed maturity and short-term investments	4,159,261	3,662,721
Equities—U.S.	75,881	115,285
Equities—International	58,517	66,748

	$4,293,659	$3,844,754

Included within residential and commercial mortgage-backed securities as at September 30, 2014 were securities issued by U.S. governmental agencies with a fair value of $283.8 million (as at December 31, 2013: $177.9 million).

The increase in the Company’s investments classified as trading securities of $448.9 million was due primarily to additional fixed maturity investments acquired in the Torus acquisition.

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as trading:

As at September 30, 2014	Fair Value	% of Total Fair Value
AAA	$568,933	13.7%
AA	1,875,772	45.1%
A	1,193,664	28.7%
BBB	361,677	8.7%
Non-Investment Grade	130,217	3.1%
Not Rated	28,998	0.7%

	$4,159,261	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

As at December 31, 2013	Fair Value	% of Total Fair Value
AAA	$502,057	13.7%
AA	1,430,107	39.1%
A	1,191,142	32.5%
BBB	408,466	11.1%
Non-Investment Grade	53,148	1.5%
Not Rated	77,801	2.1%

	$3,662,721	100.0%

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the annuity business acquired through its March 31, 2013 acquisition of the closed U.S. life and annuities operations of HSBC Holdings plc (now referred to as “Pavonia”). The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as held-to-maturity were as follows:

As at September 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$20,158	$4	$(404)	$19,758
Non-U.S. government	36,794	164	(623)	36,335
Corporate	788,658	5,262	(11,540)	782,380

	$845,610	$5,430	$(12,567)	$838,473

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,992	$6	$(1,866)	$18,132
Non-U.S. government	23,592	19	(1,284)	22,327
Corporate	815,803	105	(56,808)	759,100

	$859,387	$130	$(59,958)	$799,559

As at September 30, 2014 and December 31, 2013, none of these securities were considered to be other than temporarily impaired.

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

As at September 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$17,247	$17,243	2.1%
Due after one year through five years	106,407	106,924	12.7%
Due after five years through ten years	105,614	103,824	12.4%
Due after ten years	616,342	610,482	72.8%

	$845,610	$838,473	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$17,541	$17,579	2.2%
Due after one year through five years	87,698	86,611	10.8%
Due after five years through ten years	133,102	126,541	15.8%
Due after ten years	621,046	568,828	71.2%

	$859,387	$799,559	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as held-to-maturity:

As at September 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$54,111	$53,487	6.4%
AA	253,193	248,484	29.6%
A	491,773	490,111	58.5%
BBB	35,697	35,744	4.3%
Non-Investment Grade	10,482	10,275	1.2%
Not Rated	354	372	0.0%

	$845,610	$838,473	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$47,949	$44,552	5.6%
AA	259,163	239,188	29.9%
A	496,986	463,001	57.9%
BBB	49,281	47,157	5.9%
Non-Investment Grade	5,478	5,125	0.6%
Not Rated	530	536	0.1%

	$859,387	$799,559	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity and short-term investments classified as available-for-sale were as follows:

As at September 30, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$27,942	$205	$(47)	$28,100
Non-U.S. government	76,407	638	(1,620)	75,425
Corporate	89,408	906	(990)	89,324
Residential mortgage-backed	3,634	91	(90)	3,635
Asset-backed	42,307	36	(33)	42,310

	$239,698	$1,876	$(2,780)	$238,794

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$28,050	$303	$(10)	$28,343
Non-U.S. government	84,443	1,871	(22)	86,292
Corporate	76,942	1,221	(259)	77,904
Residential mortgage-backed	17,523	102	(118)	17,507
Asset-backed	36,344	4	(30)	36,318

	$243,302	$3,501	$(439)	$246,364

Included within residential mortgage-backed securities as at September 30, 2014 were securities issued by U.S. governmental agencies with a fair value of $1.0 million (as at December 31, 2013: $12.5 million).

The following tables summarize the Company’s fixed maturity and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$22,370	$(47)	$22,370	$(47)
Non-U.S. government	—	—	42,046	(1,620)	42,046	(1,620)
Corporate	—	—	56,755	(990)	56,755	(990)
Residential mortgage-backed	—	—	1,316	(90)	1,316	(90)
Asset-backed	—	—	18,350	(33)	18,350	(33)

	$—	$—	$140,837	$(2,780)	$140,837	$(2,780)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$11,416	$(10)	$11,416	$(10)
Non-U.S. government	—	—	20,406	(22)	20,406	(22)
Corporate	—	—	51,478	(259)	51,478	(259)
Residential mortgage-backed	—	—	13,632	(118)	13,632	(118)
Asset-backed	—	—	24,898	(30)	24,898	(30)

	$—	$—	$121,830	$(439)	$121,830	$(439)

As at September 30, 2014 and December 31, 2013, the number of securities classified as available-for-sale in an unrealized loss position was 175 and 135, respectively, with a fair value of $140.8 million and $121.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was nil. As of September 30, 2014, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$53,038	$53,178	22.3%
Due after one year through five years	134,717	133,021	55.7%
Due after five years through ten years	3,487	3,334	1.4%
Due after ten years	2,515	3,316	1.4%

	193,757	192,849	80.8%
Residential mortgage-backed	3,634	3,635	1.5%
Asset-backed	42,307	42,310	17.7%

	$239,698	$238,794	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Due in one year or less	$45,295	$45,596	18.5%
Due after one year through five years	141,400	143,445	58.2%
Due after five years through ten years	69	70	0.1%
Due after ten years	2,671	3,428	1.4%

	189,435	192,539	78.2%
Residential mortgage-backed	17,523	17,507	7.1%
Asset-backed	36,344	36,318	14.7%

	$243,302	$246,364	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as available-for-sale:

As at September 30, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$119,096	$118,266	49.5%
AA	67,051	66,719	27.9%
A	40,943	41,250	17.3%
BBB	12,608	12,559	5.3%

	$239,698	$238,794	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$125,729	$127,433	51.7%
AA	74,692	75,181	30.5%
A	33,834	34,607	14.1%
BBB	8,957	8,963	3.6%
Not Rated	90	180	0.1%

	$243,302	$246,364	100.0%

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the nine months ended September 30, 2014, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at September 30, 2014, no credit losses existed.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	September 30, 2014	December 31, 2013
Private equity funds	$212,532	$161,229
Fixed income funds	311,088	194,375
Fixed income hedge funds	66,822	68,157
Equity funds	154,280	109,355
Real estate debt fund	33,636	32,113
CLO equities	23,166	—
CLO equity fund	36,506	—
Other	4,525	4,064

	$842,555	$569,293

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

As of September 30, 2014 and December 31, 2013, the Company had $212.5 million and $161.2 million, respectively, of other investments recorded in private equity funds, which represented 2.8% and 2.5% of total investments, cash and cash equivalents and restricted cash and cash equivalents at September 30, 2014 and December 31, 2013, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with the Company’s fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Once eligible, redemptions will be permitted quarterly with 90 days’ notice.

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

CLO equity fund

This class comprises a fund that invests primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

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

At September 30, 2014, the Company had $2.3 million of investments subject to side-pockets ($3.2 million as of December 31, 2013). As of September 30, 2014, management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for the funds included within other investments. These investments are all valued at net asset value as at September 30, 2014 and December 31, 2013:

September 30, 2014	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$212,532	$—	$212,532	$106,604	Not eligible
Fixed income funds	311,088	—	311,088	—	Daily to monthly
Fixed income hedge funds	66,822	2,263	64,559	—	Quarterly after lock-up periods expire
Equity funds	154,280	—	154,280	—	Bi-monthly
Real estate debt fund	33,636	—	33,636	—	Monthly
CLO equity fund	36,506	—	36,506	—	Not eligible
Other	2,503	—	2,503	655	Not eligible

	$817,367	$2,263	$815,104	$107,259

December 31, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

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

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturity investments by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2014, the Company had one corporate security classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2014, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

Other investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at September 30, 2014, there were no significant adjustments made to the reported net asset value.

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

The Company measures the fair value of its direct investment in CLO equities based on valuations provided by the Company’s external CLO equity manager. If the investment does not involve an external CLO equity manager, the fair value of the investment is valued based on valuations provided by the broker or lead underwriter of the investment (the “broker”). At September 30, 2014, the Company’s externally-managed investments in CLO equities were valued using valuations provided by the external CLO equity manager and the Company’s internally-managed CLO equities investments were valued using valuations provided by the brokers. The Company’s CLO equities investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

In providing valuations, the CLO equity manager and brokers use observable and unobservable inputs. Of the significant unobservable market inputs used, the default and loss severity rates involve the most judgment and create the most sensitivity. A significant increase (or decrease) in either of these significant inputs in isolation would result in lower (or higher) fair value estimates for direct investments in the Company’s CLO equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs because they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase (or decrease) in either of these significant inputs in isolation would result in higher (or lower) fair value estimates for direct investments in the Company’s CLO equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

On a quarterly basis, the Company receives the valuation from the external CLO manager and brokers and then reviews the underlying cash flows and key assumptions used by the manager/broker. The Company reviews and updates the significant unobservable inputs based on information obtained from secondary markets. These inputs are the responsibility of the Company and the Company assesses the reasonableness of the inputs (and if necessary, updates the inputs) through communicating with industry participants, monitoring of the transactions in which the Company participates (for example, to evaluate default and loss severity rate trends), and reviewing market conditions, historical results, and emerging trends that may impact future cash flows.

If valuations from the external CLO equity manager or brokers were not available, the Company would use an income approach based on certain observable and unobservable inputs to value these investments. An income approach is also used to corroborate the reasonableness of the valuations provided by the external manager and brokers. Where an income approach is followed, the valuation is based on available trade information, such as expected cash flows and market assumptions on default and loss severity rates. Other inputs used in the valuation process include asset spreads, loan prepayment speeds, collateral spreads and estimated maturity dates.

For its investments in the CLO equity fund, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager. The Company uses an income approach to corroborate the reasonableness of reported net asset value. The CLO equity

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

fund investment has been classified as Level 3 due to a lack of observable and relevant trades in secondary markets.

The Company’s other investments have been valued based on the latest available capital statements, and have all been classified as Level 3.

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$735,369	$—	$735,369
Non-U.S. government	—	505,850	—	505,850
Corporate	—	2,204,416	614	2,205,030
Municipal	—	28,386	—	28,386
Residential mortgage-backed	—	326,470	—	326,470
Commercial mortgage-backed	—	154,011	—	154,011
Asset-backed	—	442,939	—	442,939
Equities—U.S.	65,743	5,263	4,875	75,881
Equities—International	26,238	32,279	—	58,517
Other investments	—	467,391	375,164	842,555

Total investments	$91,981	$4,902,374	$380,653	$5,375,008

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

The following tables present the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$19,758	$—	$19,758
Non-U.S. government	—	36,335	—	36,335
Corporate	—	782,380	—	782,380

Total investments	$—	$838,473	$—	$838,473

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,132	$—	$18,132
Non-U.S. government	—	22,327	—	22,327
Corporate	—	759,100	—	759,100

Total investments	$—	$799,559	$—	$799,559

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

During 2014 and 2013, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2014:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of July 1, 2014	$610	$328,164	$4,875	$333,649
Purchases	—	64,923	—	64,923
Sales	—	(20,015)	—	(20,015)
Total realized and unrealized gains through earnings	4	2,092	—	2,096
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2014	$614	$375,164	$4,875	$380,653

The amount of net gains for the three months ended September 30, 2014 included in earnings attributable to the fair value of changes in assets still held at September 30, 2014 was $2.1 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2013.

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

The amount of net (losses) gains for the three months ended September 30, 2013 included in earnings attributable to the fair value of changes in assets still held at September 30, 2013 was $11.3 million. All of this amount was included in net realized and unrealized gains.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2014:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2014	$609	$265,569	$4,725	$270,903
Purchases	—	116,676	—	116,676
Sales	—	(30,707)	—	(30,707)
Total realized and unrealized gains through earnings	5	23,626	150	23,781
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of September 30, 2014	$614	$375,164	$4,875	$380,653

The amount of net gains for the nine months ended September 30, 2014 included in earnings attributable to the fair value of changes in assets still held at September 30, 2014 was $23.8 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2013.

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

The amount of net gains for the nine months ended September 30, 2013 included in earnings attributable to the fair value of changes in assets still held at September 30, 2013 was $34.6 million. All of this amount was included in net realized and unrealized gains.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Net Realized and Unrealized Gains

Components of net realized and unrealized gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross realized gains on available-for-sale securities	$—	$89	$185	$354
Gross realized losses on available-for-sale securities	(87)	(56)	(138)	(42)
Net realized gains (losses) on trading securities	4,141	(4,508)	22,068	5,082
Net unrealized (losses) gains on trading securities	(14,141)	21,360	6,394	(16,390)
Net realized and unrealized (losses) gains on other investments	(8,249)	20,125	26,139	50,207

Net realized and unrealized (losses) gains	$(18,336)	$37,010	$54,648	$39,211

Proceeds from sales and maturities of available-for-sale securities	$19,347	$20,923	$98,314	$181,066

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest from fixed maturity investments	$40,184	$33,690	$114,034	$89,067
Interest from cash and cash equivalents and short-term investments	1,575	3,739	5,000	11,048
Net amortization of bond premiums and discounts	(14,344)	(13,668)	(42,488)	(36,929)
Dividends from equities	1,040	913	4,070	3,309
Other investments	(152)	7	588	(39)
Interest on other receivables	(193)	246	689	1,819
Other income	2,278	1,088	9,464	3,079
Interest on deposits held with clients	340	298	1,362	3,166
Policy loan interest	296	—	911	—
Investment expenses	(3,040)	(1,304)	(7,649)	(4,296)

	$27,984	$25,009	$85,981	$70,224

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $502.4 million and $397.7 million, as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Collateral in trust for third party agreements	$2,754,358	$2,002,374
Assets on deposit with regulatory authorities	667,465	608,940
Collateral for secured letter of credit facilities	320,694	310,938

	$3,742,517	$2,922,252

The increase in restricted assets of $820.3 million since December 31, 2013 is primarily as a result of the acquisition of Torus.

5. REINSURANCE BALANCES RECOVERABLE

The following table provides the total reinsurance balances recoverable as at September 30, 2014 and December 31, 2013:

	September 30, 2014					December 31, 2013
	Non-life Run-off	Atrium	Torus	Life and Annuities	Total	Non-life Run-off	Atrium	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$620,451	$9,681	$175,828	$24,300	$830,260	$788,705	$10,777	$28,556	$828,038
Losses incurred but not reported	328,444	15,706	170,538	752	515,440	402,675	9,887	782	413,344
Fair value adjustments	(52,030)	4,391	(14,502)	—	(62,141)	(69,847)	4,391	—	(65,456)

Total reinsurance reserves recoverable	896,865	29,778	331,864	25,052	1,283,559	1,121,533	25,055	29,338	1,175,926
Paid losses recoverable	153,552	477	39,552	2,127	195,708	177,459	7,845	2,589	187,893

	$1,050,417	$30,255	$371,416	$27,179	$1,479,267	$1,298,992	$32,900	$31,927	$1,363,819

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

As of September 30, 2014 and December 31, 2013, the Company had, excluding reinsurance recoverables related to its life and annuities segment, reinsurance balances recoverable of $1.45 billion and $1.33 billion, respectively. The increase of $120.2 million in reinsurance balances recoverable was primarily a result of the Torus acquisition, partially offset by commutations and cash collections made during the period ended September 30, 2014.

As at September 30, 2014, the reinsurance balances recoverable associated with the Company’s life and annuities business consists of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

For September 30, 2014 and December 31, 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $324.4 million and $338.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers using management judgment. As part of this process, ceded incurred but not reported (“IBNR”) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of September 30, 2014 decreased to 18.0% as compared to 19.9% as of December 31, 2013, primarily as a result of reinsurance balances recoverable of Torus acquired during the year that required minimal provisions for uncollectible reinsurance recoverable, and cash collections from reinsurers with minimal bad debt provisions.

Top Ten Reinsurers

At September 30, 2014 and December 31, 2013, the top ten reinsurers of the Company’s business accounted for 62.5% and 68.3%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $338.5 million and $290.1 million, respectively, of IBNR reserves recoverable. With the exception of one non-rated

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE—(Continued)

reinsurer from which $173.2 million was recoverable (December 31, 2013: $256.2 million recoverable from one non-rated reinsurer and $41.1 million recoverable from one BBB+ rated reinsurer), the other top ten reinsurers, as at September 30, 2014 and December 31, 2013, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	September 30, 2014		December 31, 2013
	Reinsurance Recoverables	% of Total	Reinsurance Recoverables	% of Total
Top 10 reinsurers	$924,362	62.5%	$930,943	68.3%
Other reinsurers’ balances > $1 million	540,597	36.5%	423,013	31.0%
Other reinsurers’ balances < $1 million	14,308	1.0%	9,863	0.7%

Total	$1,479,267	100.0%	$1,363,819	100.0%

As at September 30, 2014 and December 31, 2013, reinsurance balances recoverable with a carrying value of $330.1 million and $256.2 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. One of the reinsurers accounting for $156.9 million of reinsurance balances recoverable as at September 30, 2014 was rated A+, while the remaining $173.2 million of reinsurance balances recoverable as at September 30, 2014 were secured by trust funds held for the benefit of the Company’s insurance and reinsurance subsidiaries.

6. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides the total losses and loss adjustment expense liabilities as at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Atrium	Total
Outstanding	$2,328,269	$80,129	$368,451	$2,776,849	$2,541,934	$79,826	$2,621,760
Incurred but not reported	1,586,706	109,547	509,529	2,205,782	1,717,870	98,583	1,816,453
Fair value adjustment	(164,136)	36,984	(3,568)	(130,720)	(255,291)	36,983	(218,308)

Total	$3,750,839	$226,660	$874,412	$4,851,911	$4,004,513	$215,392	$4,219,905

The increase in losses and loss adjustment expense liabilities for the Company between December 31, 2013 and September 30, 2014 was primarily attributable to the Company’s acquisition of Torus on April 1, 2014.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the Company’s non-life run-off, Atrium and Torus segments for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,
	2014				2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Total
Net losses paid	$127,908	$15,800	$62,083	$205,791	$92,438	$92,438
Net change in case and LAE reserves	(107,780)	(177)	(22,858)	(130,815)	(67,734)	(67,734)
Net change in IBNR reserves	(98,664)	(135)	39,013	(59,786)	(28,332)	(28,332)

(Reduction) increase in estimates of net ultimate losses	(78,536)	15,488	78,238	15,190	(3,628)	(3,628)
Reduction in provisions for bad debt	(5,019)	—	—	(5,019)	(5,465)	(5,465)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(13,317)	53	977	(12,287)	(16,320)	(16,320)
Amortization of fair value adjustments	19,649	—	—	19,649	5,025	5,025

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(77,223)	$15,541	$79,215	$17,533	$(20,388)	$(20,388)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Nine Months Ended September 30,
	2014				2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Total
Net losses paid	$332,169	$40,643	$76,331	$449,143	$219,780	$219,780
Net change in case and LAE reserves	(248,599)	2,839	19,406	(226,354)	(189,267)	(189,267)
Net change in IBNR reserves	(190,742)	5,663	62,740	(122,339)	(23,667)	(23,667)

(Reduction) increase in estimates of net ultimate losses	(107,172)	49,145	158,477	100,450	6,846	6,846
Paid loss recoveries on bad debt provisions	(11,206)	—	—	(11,206)	—	—
Reduction in provisions for bad debt	(5,019)	—	—	(5,019)	(5,465)	(5,465)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(39,549)	138	978	(38,433)	(49,518)	(49,518)
Amortization of fair value adjustments	19,340	—	100	19,440	9,488	9,488

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(143,606)	$49,283	$159,555	$65,232	$(38,649)	$(38,649)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Non-Life Run-off Segment

Three Months Ended September 30, 2014 and 2013

The tables below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended September 30, 2014 and 2013 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-life Run-off
	Three Months Ended September 30,
	2014	2013
Balance as at July 1 (1)	$4,031,262	$4,041,236
Less: total reinsurance reserves recoverable	935,319	888,970

	3,095,943	3,152,266
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	8,841	24,222
Prior periods	(86,064)	(44,610)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(77,223)	(20,388)

Net losses paid:
Current period	(3,081)	(5,756)
Prior periods	(124,827)	(86,682)

Total net losses paid	(127,908)	(92,438)

Effect of exchange rate movement	(36,838)	33,182
Acquired on purchase of subsidiaries	—	140,443
Assumed business	—	1,178

Net balance as at September 30	2,853,974	3,214,243
Plus: total reinsurance reserves recoverable	896,865	1,186,175

Balance as at September 30	$3,750,839	$4,400,418

(1)	During the three months ended September 30, 2014, the Company reallocated $50.7 million of losses and loss adjustment expense liabilities from the Torus segment to the non-life run-off segment.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the three months ended September 30, 2014 and 2013 was as follows (a reclassification of $3.9 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation):

	Non-Life Run-off
	Three Months Ended September 30,
	2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$124,827	$3,081	$127,908	$86,682	$5,756	$92,438
Net change in case and LAE reserves	(108,933)	1,153	(107,780)	(76,055)	8,321	(67,734)
Net change in IBNR reserves	(103,271)	4,607	(98,664)	(38,477)	10,145	(28,332)

(Reduction) increase in estimates of net ultimate losses	(87,377)	8,841	(78,536)	(27,850)	24,222	(3,628)
Reduction in provisions for bad debt	(5,019)	—	(5,019)	(5,465)	—	(5,465)
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,317)	—	(13,317)	(16,320)	—	(16,320)
Amortization of fair value adjustments	19,649	—	19,649	5,025	—	5,025

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(86,064)	$8,841	$(77,223)	$(44,610)	$24,222	$(20,388)

Net change in case and loss adjustment expenses (“LAE”) reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported, less amounts recoverable.

Three Months Ended September 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2014 of $77.2 million included an increase in net ultimate losses and loss adjustment expense liabilities of $8.8 million related to current period earned premium of $13.9 million (primarily for the portion of the run-off business acquired with Torus). Excluding current period net ultimate losses and loss adjustment expense liabilities of $8.8 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $86.1 million, which was attributable to a reduction in estimates of net ultimate losses of $87.4 million, reduction in provisions for bad debt of $5.0 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $13.3 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.6 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The reduction in estimates of net ultimate losses relating to prior periods of $87.4 million was primarily related to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $12.3 million;

(ii)	an aggregate reduction in IBNR reserves of $36.3 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in thirteen of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of six commutations of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.0 million for the three months ended September 30, 2014 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Three Months Ended September 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2013 of $20.4 million included incurred losses and net change in IBNR reserves of $24.2 million related to premiums earned in the period by SeaBright Holdings, Inc. (“SeaBright”). Excluding SeaBright’s increase in estimates of net ultimate losses of $24.2 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $44.6 million, which was attributable to a reduction in estimates of net ultimate losses of $27.9 million, reduction in provisions for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.3 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $5.0 million.

Excluding the impact of net ultimate losses of $24.2 million relating to SeaBright, the reduction in estimates of net ultimate losses of $27.9 million (comprised of net incurred loss development of $10.6 million and reduction in IBNR reserves of $38.5 million) related primarily to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $10.4 million;

(ii)

an aggregate reduction in IBNR reserves of $12.5 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in ten of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2013,

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $5.0 million following the completion of one commutation of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.5 million for the nine months ended September 30, 2013 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Nine Months Ended September 30, 2014 and 2013

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the nine months ended September 30, 2014 and 2013 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-Life Run-off
	Nine Months Ended September 30,
	2014	2013
Balance as at January 1	$4,004,513	$3,650,127
Less: total reinsurance reserves recoverable	1,121,533	876,220

	2,882,980	2,773,907
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	20,482	88,259
Prior periods	(164,088)	(126,908)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(143,606)	(38,649)

Net losses paid:
Current period	(3,873)	(11,081)
Prior periods	(317,090)	(208,699)

Total net losses paid	(320,963)	(219,780)

Effect of exchange rate movement	(29,832)	(2,180)
Acquired on purchase of subsidiaries	436,765	619,510
Assumed business	28,630	81,435

Net balance as at September 30	2,853,974	3,214,243
Plus: total reinsurance reserves recoverable	896,865	1,186,175

Balance as at September 30	$3,750,839	$4,400,418

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Loss reserves acquired on purchase of subsidiaries during the nine months ended September 30, 2014 of $436.8 million related to the acquisition of certain lines of business within Torus, which were placed into run-off prior to acquisition. Total net losses paid are shown net of paid loss recoveries on bad debt provisions of $11.2 million.

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the nine months ended September 30, 2014 and 2013 was as follows (a reclassification of $12.0 million was made from 2013 current period net losses paid to acquisition costs so as to conform to current year presentation):

	Non-Life Run-off
	Nine Months Ended September 30,
	2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$328,296	$3,873	$332,169	$208,699	$11,081	$219,780
Net change in case and LAE reserves	(250,778)	2,179	(248,599)	(212,966)	23,699	(189,267)
Net change in IBNR reserves	(205,172)	14,430	(190,742)	(77,146)	53,479	(23,667)

(Reduction) increase in estimates of net ultimate losses	(127,654)	20,482	(107,172)	(81,413)	88,259	6,846
Paid loss recoveries on provisions for bad debt	(11,206)	—	(11,206)	—	—	—
Reduction in provisions for bad debt	(5,019)	—	(5,019)	(5,465)	—	(5,465)
Reduction in provisions for unallocated loss adjustment expense liabilities	(39,549)	—	(39,549)	(49,518)	—	(49,518)
Amortization of fair value adjustments	19,340	—	19,340	9,488	—	9,488

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(164,088)	$20,482	$(143,606)	$(126,908)	$88,259	$(38,649)

Nine Months Ended September 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2014 of $143.6 million included an increase in net ultimate losses and loss adjustment expense liabilities of $20.5 million related to current period earned premium of $33.5 million (primarily for the portion of the run-off business acquired with Torus). Excluding current period net ultimate losses and loss adjustment expense liabilities of $20.5 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $164.1 million, which was attributable to a reduction in estimates of net ultimate losses of $127.7 million, paid loss recoveries on provisions for bad debt of $11.2 million, reduction in provisions for bad debt of $5.0 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $39.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.3 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The reduction in estimates of net ultimate losses relating to prior periods of $127.7 million was related primarily to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $25.9 million;

(ii)	a reduction in IBNR reserves of $46.3 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expense liabilities relating to non-commuted exposures in fourteen of the Company’s insurance and reinsurance subsidiaries. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts;

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of six commutations of assumed reinsurance liabilities; and

(iv)	favorable claims settlements during the nine months ended September 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $11.1 million.

The reduction in provisions for bad debt of $5.0 million for the nine months ended September 30, 2014 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Nine Months Ended September 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 of $38.6 million included incurred losses and net change in IBNR reserves of $88.3 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increase in estimates of net ultimate losses of $88.3 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $126.9 million, which was attributable to a reduction in estimates of net ultimate losses of $81.4 million, reduction in provisions for bad debt of $5.5 million and reduction in provisions for unallocated loss adjustment expense liabilities of $49.5 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $9.5 million.

Excluding the impact of net ultimate losses of $88.3 million relating to SeaBright, the reduction in estimates of net ultimate losses of $81.4 million (comprised of net favorable incurred loss development of $4.3 million and reduction in IBNR reserves of $77.1 million) related primarily to:

(i)	the Company’s quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $27.0 million;

(ii)	a reduction in estimates of net ultimate losses of $21.7 million relating to the settlement of six commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of the Company’s top ten ceded reinsurance balances recoverable; and

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

Atrium and Torus Segments

The Company did not have an active underwriting business for the three or nine months ended September 30, 2013. The Company began reporting with respect to its Atrium segment in the fourth quarter of 2013 following the acquisition of Atrium and began reporting with respect to its Torus segment in this second quarter of 2014 following the acquisition of Torus.

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three and nine months ended September 30, 2014 (losses incurred and paid are reflected net of reinsurance recoverables):

	Three Months Ended September 30, 2014
	Atrium	Torus
Balance as at July 1 (1)	$226,920	$866,809
Less: total reinsurance reserves recoverable	26,993	336,150

	199,927	530,659
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	19,348	84,580
Prior periods	(3,807)	(5,365)

Total net increase in ultimate losses and loss adjustment expense liabilities	15,541	79,215

Net losses paid:
Current period	(8,914)	(22,787)
Prior periods	(6,886)	(39,296)

Total net losses paid	(15,800)	(62,083)
Effect of exchange rate movement	(2,786)	(5,243)

Net balance as at September 30	196,882	542,548
Plus: total reinsurance reserves recoverable	29,778	331,864

Balance as at September 30	$226,660	$874,412

(1)	During the three months ended September 30, 2014, the Company reallocated $50.7 million of losses and loss adjustment expense liabilities from the Torus segment to the non-life run-off segment.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Nine Months Ended September 30, 2014
	Atrium	Torus
Balance as at January 1	$215,392	$—
Less: total reinsurance reserves recoverable	25,055	—

	190,337	—
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	59,566	164,920
Prior periods	(10,283)	(5,365)

Total net increase in ultimate losses and loss adjustment expense liabilities	49,283	159,555

Net losses paid:
Current period	(18,730)	(25,637)
Prior periods	(21,913)	(50,694)

Total net losses paid	(40,643)	(76,331)
Effect of exchange rate movement	(2,095)	(5,358)
Acquired on purchase of subsidiaries	—	464,682

Net balance as at September 30	196,882	542,548
Plus: total reinsurance reserves recoverable	29,778	331,864

Balance as at September 30	$226,660	$874,412

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the Company’s Atrium and Torus segments for the three and nine months ended September 30, 2014 was as follows:

	Three Months Ended September 30, 2014
	Atrium			Torus
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$6,886	$8,914	$15,800	$39,296	$22,787	$62,083
Net change in case and LAE reserves	(5,128)	4,951	(177)	(14,819)	(8,039)	(22,858)
Net change in IBNR reserves	(5,486)	5,351	(135)	(29,117)	68,130	39,013

(Reduction) increase in estimates of net ultimate losses	(3,728)	19,216	15,488	(4,640)	82,878	78,238
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(79)	132	53	(725)	1,702	977

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(3,807)	$19,348	$15,541	$(5,365)	$84,580	$79,215

	Nine Months Ended September 30, 2014
	Atrium			Torus
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$21,913	$18,730	$40,643	$50,694	$25,637	$76,331
Net change in case and LAE reserves	(12,970)	15,809	2,839	19,595	(189)	19,406
Net change in IBNR reserves	(18,906)	24,569	5,663	(74,929)	137,669	62,740

(Reduction) increase in estimates of net ultimate losses	(9,963)	59,108	49,145	(4,640)	163,117	158,477
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(320)	458	138	(725)	1,703	978
Amortization of fair value adjustments	—	—	—	—	100	100

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(10,283)	$59,566	$49,283	$(5,365)	$164,920	$159,555

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Life	$350,700	$380,874
Annuities	941,556	963,323

	1,292,256	1,344,197
Fair value adjustments	(63,613)	(71,097)

	$1,228,643	$1,273,100

Refer to Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for more information on establishing policy benefit reserves.

8. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, Atrium, Torus and life and annuities segments for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Gross	$8,308	$18,364	$1,394	$30,758	$16,347	$43,539	$17,936	$110,308
Ceded	(2,012)	(4,490)	(1,825)	(2,624)	(3,191)	(10,054)	(7,489)	(10,038)

Net	$6,296	$13,874	$(431)	$28,134	$13,156	$33,485	$10,447	$100,270

Atrium
Gross	$34,081	$38,800	$—	$—	$121,515	$115,099	$—	$—
Ceded	(3,899)	(3,950)	—	—	(13,619)	(13,613)	—	—

Net	$30,182	$34,850	$—	$—	$107,896	$101,486	$—	$—

Torus
Gross	$157,655	$176,978	$—	$—	$328,301	$362,731	$—	$—
Ceded	(43,776)	(56,749)	—	—	(83,981)	(104,263)	—	—

Net	$113,879	$120,229	$—	$—	$244,320	$258,468	$—	$—

Life and annuities
Life	$26,701	$27,035	$29,459	$30,540	$79,885	$81,122	$63,193	$65,661

Total	$177,058	$195,987	$29,028	$58,674	$445,257	$474,561	$73,640	$165,931

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PREMIUMS WRITTEN AND EARNED—(Continued)

Atrium

Net premiums written and earned by Atrium totaled $30.2 million and $34.9 million, respectively, for the three months ended September 30, 2014, and $107.9 million and $101.5 million, respectively, for the nine months ended September 30, 2014.

Torus

Net premiums written and earned by Torus totaled $113.9 million and $120.2 million, respectively, for the three months ended September 30, 2014, and $244.3 million and $258.5 million, respectively, for the nine months ended September 30, 2014.

In addition, the Company has, for the three months ended September 30, 2014, included net premiums written and earned of $5.2 million and $13.2 million, respectively, in its non-life run-off segment relating to certain lines of business within Torus, which were placed into run-off prior to acquisition. For the nine months ended September 30, 2014, the Company included in its non-life run-off segment net premiums written and earned of $10.5 million and $29.1 million, respectively, relating to these Torus lines.

Life and annuities

Life and annuity premiums written in the Company’s life and annuities segment totaled $26.7 million and $29.5 million for the three months ended September 30, 2014 and 2013, respectively. Net earned premiums over the same periods totaled $27.0 million and $30.5 million, respectively.

Life and annuity premiums written in the Company’s life and annuities segment totaled $79.9 million and $63.2 million for the nine months ended September 30, 2014 and 2013, respectively. Net earned premiums over the same periods totaled $81.1 million and $65.7 million, respectively.

The Company’s life companies continue to collect premiums in relation to the unexpired policies assumed on acquisition.

9. RETROSPECTIVELY RATED CONTRACTS

On October 1, 2003, SeaBright began selling workers’ compensation insurance policies for which the premiums varied based on loss experience. Accrued retrospective premiums are determined based upon the loss experience of business subject to such experience rating adjustment, and are determined by and allocated to individual policyholder accounts. Accrued retrospective premiums are recorded as additions to written or earned premium, and return retrospective premiums are recorded as reductions from written or earned premium. During the period from February 7, 2013, the date of the Company’s acquisition of SeaBright, to September 30, 2014, none of the Company’s direct premiums written related to retrospectively rated contracts. As at September 30, 2014, the Company recognized $8.7 million (December 31, 2013: $8.8 million) for retrospective premiums receivable and $26.8 million (December 31, 2013: $27.5 million) for return retrospective premiums.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets as at September 30, 2014 and December 31, 2013:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA
Balance as at December 31, 2013	$60,071	$27,000	$63,000	$150,071	$223,947
Acquired during the period	13,000	20,000	23,900	56,900	(65,000)
Intangible assets amortization	—	(3,985)	—	(3,985)	(26,755)

Balance as at September 30, 2014	$73,071	$43,015	$86,900	$202,986	$132,192

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

Intangible asset amortization for the three and nine months ended September 30, 2014 was $24.1 million and $30.7 million, respectively, as compared to $15.1 million and $22.1 million for the comparative periods in 2013.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. GOODWILL AND INTANGIBLE ASSETS—(Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expense liabilities	$449,987	$(319,267)	$130,720	$500,485	$(282,178)	$218,307
Reinsurance balances recoverable	(193,617)	131,476	(62,141)	(179,116)	113,659	(65,457)
Policy benefits for life and annuity contracts	86,332	(22,719)	63,613	86,332	(15,235)	71,097

Total	$342,702	$(210,510)	$132,192	$407,701	$(183,754)	$223,947

Other:
Distribution channel	$20,000	$(1,110)	$18,890	$20,000	$—	$20,000
Technology	15,000	(1,875)	13,125	—	—	—
Brand	12,000	(1,000)	11,000	7,000	—	7,000

Total	$47,000	$(3,985)	$43,015	$27,000	$—	$27,000

Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$36,900	$—	$36,900	$32,900	$—	$32,900
Licenses	19,900	—	19,900	—	—	—
Management contract	30,100	—	30,100	30,100	—	30,100

Total	$86,900	$—	$86,900	$63,000	$—	$63,000

As at September 30, 2014 and December 31, 2013, the allocation of the goodwill to the Company’s non-life run-off, Atrium and Torus segments was $21.2 million, $38.9 million and $13.0 million, respectively. The Company has not yet completed the process of determining the fair value of the Torus segment goodwill acquired, which it expects to complete within the measurement period (which cannot exceed 12 months from acquisition date).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LOANS PAYABLE

As of September 30, 2014 and December 31, 2013, the outstanding balances associated with the Company’s outstanding credit facilities were:

Facility	Date of Facility	Facility Term	September 30, 2014	December 31, 2013
EGL Revolving Credit Facility	September 16, 2014	5 Years	$319,550	$—
Prior EGL Revolving Credit Facility	July 8, 2013	5 Years	—	258,800
SeaBright Facility	December 21, 2012	3 Years	—	111,000
Clarendon Facility	July 12, 2011	4 Years	—	78,995

Total long-term bank debt			319,550	448,795
Accrued interest			683	3,651

Total loans payable			$320,233	$452,446

EGL Revolving Credit Facility

On September 16, 2014, the Company and certain of its subsidiaries, as borrowers and as guarantors, entered into a new Revolving Credit Facility Agreement with National Australia Bank Limited (“NAB”), Barclays Bank PLC (“Barclays”), and Royal Bank of Canada (“RBC”), as mandated lead arrangers and original lenders, and NAB as agent (the “Credit Agreement”).

The Credit Agreement provides for an unsecured five-year revolving credit facility (expiring in September 2019) pursuant to which the Company is permitted to borrow up to an aggregate of $500 million (the “EGL Revolving Credit Facility”), which is available to fund permitted acquisitions and for general corporate purposes. The Credit Agreement replaces and refinances the Company’s Prior Credit Agreement (as defined below). The Company’s ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

Interest is payable at the end of each interest period chosen by the Company or, at the latest, each six months. The interest rate is LIBOR plus a margin factor initially set at 2.75%. The margin factor is subject to variation (ranging from 2.50% to 3.25%) in the event of a change to the Company’s long term senior unsecured debt rating assigned by Standard & Poor’s Ratings Services or Fitch Ratings Ltd. Any unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 35% of the applicable margin factor. The EGL Revolving Credit Facility imposes various financial and business covenants on the Company and its subsidiaries, including certain limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, and limitations on liens.

During the existence of any event of default (as specified in the Credit Agreement), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable or declare all or a portion of outstanding amounts payable upon demand. During the existence of any payment default, the interest rate would be increased by 1.0%. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on the fifth anniversary of the date of the Credit Agreement.

The Credit Agreement refinances and replaces, in its entirety, the Company’s Revolving Credit Facility Agreement, originally dated June 14, 2011, as amended from time to time, and as amended

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LOANS PAYABLE—(Continued)

and restated pursuant to the Restatement Agreement, dated July 8, 2013, among the Company and certain of its subsidiaries, NAB and Barclays, as mandated lead arrangers, NAB, Barclays and RBC, as original lenders, and NAB as agent (the “Prior Credit Agreement”). The Prior Credit Agreement had permitted the Company to borrow up to an aggregate of $375 million on a secured basis over a five-year term (the “Prior EGL Revolving Credit Facility”). Effective September 16, 2014 and concurrent with its entry into the Credit Agreement, the Company terminated the Prior Credit Agreement. Outstanding borrowings under the Prior EGL Revolving Credit Facility totaled $319.6 million and were refinanced on September 16, 2014 with borrowings pursuant to the EGL Revolving Credit Facility.

The Company was in compliance with all covenants under the Prior Credit Agreement and no material early termination fees were incurred in connection with the termination.

The Prior EGL Revolving Credit Facility had been secured by a first priority lien on the stock of certain of the Company’s subsidiaries and certain bank accounts held with Barclays in the name of the Company and into which amounts received in respect of any capital release from certain of the Company’s subsidiaries were required to be paid. In connection with the termination of the Prior Credit Agreement, all security pursuant to the Prior EGL Revolving Credit Facility was released, effective September 16, 2014.

As of September 30, 2014, the unused portion of the EGL Revolving Credit Facility was approximately $180.5 million. As of September 30, 2014, all of the covenants relating to the EGL Revolving Credit Facility were met.

Clarendon Facility

On September 30, 2014, the Company fully repaid the remaining $66.0 million of outstanding principal and accrued interest on its term facility related to the acquisition of Clarendon National Insurance Company (the “Clarendon Facility”) out of the proceeds of distributions from Clarendon. The Company had previously repaid $13.0 million of the outstanding principal on the Clarendon Facility on March 17, 2014. All security pursuant to the Clarendon Facility was released in connection with the full repayment of the facility.

SeaBright Facility

On June 25, 2014, the Company fully repaid the remaining $89.0 million of outstanding principal and accrued interest on its term facility related to the acquisition of SeaBright (the “SeaBright Facility”) out of the proceeds of distributions from SeaBright. The Company had previously repaid $22.0 million of the outstanding principal on the SeaBright Facility on March 31, 2014. All security pursuant to the SeaBright Facility was released in connection with the full repayment of the facility.

12. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest (“RNCI”) comprises the ownership interest held by Trident in both Bayshore and Northshore. As of September 30, 2014, Trident’s RNCI was as follows:

	As at September 30, 2014
	Bayshore	Northshore
Trident	39.32%	38.97%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. REDEEMABLE NONCONTROLLING INTEREST—(Continued)

Northshore owns 100% of Atrium and Arden and Bayshore owns 100% of Torus. The RNCI is classified outside of permanent shareholders’ equity on the Company’s consolidated balance sheets due to the redemption rights held. The redemption rights held by Trident are described in Note 3 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company recognizes changes in the redemption value of the RNCI in Bayshore’s and Northshore’s earnings as if the balance sheet date were also the redemption date. As at September 30, 2014 and December 31, 2013, there were no adjustments recorded through retained earnings as the redemption value of Trident’s interests approximated their carrying values.

On March 30, 2014, Trident contributed $260.8 million to Bayshore in relation to its 40% share of both the purchase price of Torus and the transaction costs related to the acquisition. On May 8, 2014, Dowling purchased common shares of both Northshore and Bayshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million. On April 30, 2014, the 2014 portion of time-based restricted shares of Northshore awarded to Atrium employees vested, which resulted in a deemed capital contribution of $1.9 million. The impact on Trident of these transactions was to reduce its RNCI in both Bayshore and Northshore from 40% to 39.32% and 38.97%, respectively.

During the second quarter of 2014, a Fitzwilliam Insurance Limited (“Fitzwilliam”) segregated cell, of which Kenmare owned 60% and Trident owned 40%, entered into a 100% quota share reinsurance of Torus’ non-life run-off reserves with effect from January 1, 2014. On September 30, 2014, Kenmare and Trident transferred their interests in the Fitzwilliam cell to Bayshore, with Trident’s $18.1 million portion of the total capital contribution to Bayshore increasing its RNCI in Bayshore.

A reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI is as follows:

Redeemable noncontrolling interest	Trident
Balance as at December 31, 2013	$100,859
Capital contributions	272,722
Net loss attributable to RNCI	(6,022)
Accumulated other comprehensive income attributable to RNCI	(900)
Transfer of net loss from noncontrolling interest	(1,028)

Balance as at September 30, 2014	$365,631

13. SHARE CAPITAL

As at September 30, 2014 and December 31, 2013, the authorized share capital was 111,000,000 ordinary shares (“Voting Ordinary Shares”) and non-voting convertible ordinary shares (“Non-Voting Ordinary Shares”), each par value $1.00 per share, and 45,000,000 preference shares of par value $1.00 per share. Each Voting Ordinary Share entitles the holder thereof to one vote. In accordance with the Company’s bye-laws, however, any U.S. shareholder or direct foreign shareholder group whose shares constitute 9.5% or more of the voting power of the Voting Ordinary Shares would be entitled to less than one vote for each Voting Ordinary Share held by them.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$26,429	$39,987	$107,809	$71,143
Weighted average ordinary shares outstanding—basic	19,198,475	16,525,012	18,142,531	16,521,865

Net earnings per ordinary share attributable to Enstar Group Limited—basic	$1.38	$2.42	$5.94	$4.31

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$26,429	$39,987	$107,809	$71,143
Weighted average ordinary shares outstanding—basic	19,198,475	16,525,012	18,142,531	16,521,865
Share equivalents:
Unvested shares	56,455	116,503	47,955	118,756
Restricted share units	10,671	18,521	17,527	17,588
Preferred shares	—	—	183,081	—
Warrants	65,789	60,679	54,791	40,431

Weighted average ordinary shares outstanding—diluted	19,331,390	16,720,715	18,445,885	16,698,640

Net earnings per ordinary share attributable to Enstar Group Limited—diluted	$1.37	$2.39	$5.84	$4.26

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

2006 Equity Incentive Plan

The employee share awards for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,
	2014		2013
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested—January 1	115,159	$15,997	160,644	$17,989
Granted	28,816	3,830	6,344	767
Vested	(46,957)	(6,256)	(49,253)	(5,715)

Nonvested—September 30	97,018	$14,624	117,735	$15,656

The total unrecognized compensation cost related to the Company’s non-vested share awards under the Equity Plan as at September 30, 2014 and 2013 was $5.2 million and $5.7 million, respectively. This cost is expected to be recognized over the next 2.3 years. Compensation costs of $1.2 million and $2.8 million relating to these share awards were recognized in the Company’s statement of earnings for the three and nine months ended September 30, 2014, respectively, as compared to costs of $0.7 million and $2.2 million, respectively, for the three and nine months ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, 24,412 and nil shares, respectively, were awarded to non-executive officer employees under the 2006 Equity Incentive Plan (the “Equity Plan”), in addition to the 3,006 and 3,768 shares issued related to the Company’s employee share purchase plan during the same periods, respectively.

Cash-Settled Stock Appreciation Rights

During the nine months ended September 30, 2014, the Company granted cash-settled stock appreciation right awards (“SARs”) under the Equity Plan. SARs give the holder the right, upon exercise, to receive in cash the difference between the market price per share of the Company’s ordinary shares at the time of exercise and the exercise price of the SARs. The exercise price of the SAR is equal to the market price of the Company’s ordinary shares on the date of the grant. Vested SARs are exercisable for periods not to exceed either 4 or 10 years from the date of grant.

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

During the three and nine months ended September 30, 2014, the Company granted 678,586 and 1,051,901 SARs, respectively, to certain employees pursuant to the terms of the Equity Plan and

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

recorded a compensation expense of $2.2 million and $3.2 million, respectively, in respect of the awards.

The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at September 30, 2014:

September 30, 2014
Weighted average fair value of the SARs	$31.62
Weighted average volatility	24.01%
Weighted average risk-free interest rate	0.97%
Dividend yield	—

The following table summarizes SARs activity:

	Number of SAR’s	Weighted Average Exercise Price per SAR	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding as at January 1, 2014	—	—
Granted	1,051,901	$140.17

Outstanding as at September 30, 2014	1,051,901	$140.17	2.52	$—

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of the Company’s ordinary shares of $136.32 on September 30, 2014.

2011-2015 Annual Incentive Compensation Program

The accrued expense relating to the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program for the three and nine months ended September 30, 2014 was $4.4 million and $18.8 million, respectively, as compared to of $7.1 million and $12.6 million, respectively, for the three and nine months ended September 30, 2013.

Enstar Group Limited Employee Share Purchase Plan

For both the three and nine months ended September 30, 2014 and 2013, compensation costs of less than $0.1 million and $0.2 million, respectively, relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“Share Plan”) were recognized in the Company’s statement of earnings. For the nine months ended September 30, 2014 and 2013, 4,404 and 3,768 shares, respectively, have been issued to employees under the Share Plan.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the nine months ended September 30, 2014 and 2013, 2,974 and 2,640 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. EMPLOYEE BENEFITS—(Continued)

Compensation Plan”). The Company recorded expenses related to the restricted share units for the three and nine month periods ended September 30, 2014 of $0.1 million and $0.4 million, respectively, as compared to $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2013.

Following the resignations of Whit Armstrong and Charles T. Akre, Jr. from the Board of Directors, 11,749 restricted share units previously credited to their accounts under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on July 1, 2014, with fractional shares paid in cash. Also on July 1, 2014, 14,922 restricted stock units previously credited to Mr. Armstrong’s account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly-owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the Providence Washington transaction in 2010 (the “PWAC Plan”), are structured as defined contribution plans.

Pension expense for the three and nine months ended September 30, 2014 was $2.8 million and $8.1 million, respectively, as compared to $1.4 million and $4.5 million, respectively, for the three and nine months periods ended September 30, 2013. The increase for the three and nine months ended September 30, 2014 over the same periods in 2013 was attributable to the increase in employee headcount (and associated additional defined contribution plan expense) as a result of the April 2014 acquisition of Torus and the November 2013 acquisition of Atrium.

The Company recorded pension expense relating to the PWAC Plan of $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2014, respectively, as compared to $0.1 million and $0.5 million, respectively, for the three and nine months periods ended September 30, 2013. The PWAC Plan is described in Note 17 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

16. TAXATION

Effective January 1, 2014, the Company accounts for income taxes using the estimated annual effective tax rate. The Company makes the best estimate of the annual effective tax rate expected to be applicable for the full fiscal year and applies the rate to the year-to-date income. Discrete tax adjustments are recorded in the quarter in which the event occurs.

Earnings before income taxes includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic (Bermuda)	$(22,740)	$(913)	$11,238	$77,134
Foreign	49,597	45,709	119,068	18,231

Total	$26,857	$44,796	$130,306	$95,365

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. TAXATION—(Continued)

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	6,540	6,842	26,522	21,172

	6,540	6,842	26,522	21,172

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	(880)	(5,502)	(5,134)	(7,446)

	(880)	(5,502)	(5,134)	(7,446)

Total tax expense	$5,660	$1,340	$21,388	$13,726

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Earnings before income tax	$26,857	$44,796	$130,306	$95,365

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	19.3%	23.2%	17.4%	(2.1)%
Change in uncertain tax positions	0.0%	0.0%	(1.7)%	(2.8)%
Change in valuation allowance	(0.4)%	(16.2)%	0.0%	21.5%
Other	2.2%	(4.0)%	0.7%	(2.2)%

Effective tax rate	21.1%	3.0%	16.4%	14.4%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $nil and $2.2 million relating to uncertain tax positions as of September 30, 2014 and December 31, 2013, respectively. During the nine months

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. TAXATION—(Continued)

ended September 30, 2014, there were certain reductions to unrecognized tax benefits of $2.2 million due to the expiration of statutes of limitation.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2011, 2010 and 2007, respectively.

17. RELATED PARTY TRANSACTIONS

Stone Point Capital LLC

Following several private transactions occurring from May 2012 to July 2012, Trident acquired 1,350,000 of the Company’s voting ordinary shares (which now constitutes approximately 8.5% of the Company’s outstanding voting ordinary shares). On November 6, 2013, the Company appointed James D. Carey to its Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC, the manager of the Trident funds.

In addition, the Company has entered into certain agreements with Trident with respect to Trident’s co-investments in Atrium, Arden, and Torus. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) the Company’s right to redeem Trident’s equity interest in the Atrium/Arden and Torus transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and Torus closings, respectively, and at any time following the seventh anniversary of the Arden and Torus closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and Torus transactions redeemed by the Company at fair market value (which the Company may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and Torus closing, respectively. As of September 30, 2014, the Company has included $365.6 million as a component of redeemable noncontrolling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of Torus and the holding companies established in connection with the Atrium/Arden and Torus co-investment transactions.

As of September 30, 2014, the Company had investments in four funds (carried within other investments) affiliated with entities owned by Trident, with a fair value of $225.5 million (December 31, 2013: two funds with a fair value of $87.7 million).

The Company also has separate accounts managed by Eagle Point Credit Management, which is an affiliate of entities owned by Trident, with respect to which the Company incurred approximately $0.1 million and $0.2 million in management fees for the three and nine months ended September 30, 2014, respectively.

The Company has also invested in two funds managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. During the three months ended September 2014, the Company invested $17.5 million in the second Sound Point Capital fund.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. RELATED PARTY TRANSACTIONS—(Continued)

The fair value of the Company’s investments in Sound Point Capital funds was $39.9 million and $21.6 million as of September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company has recognized $0.8 million and $0.7 million, respectively, in net realized and unrealized gains in respect of Sound Point Capital investments.

Goldman Sachs & Co.

Affiliates of Goldman Sachs & Co. (“Goldman Sachs”) own approximately 4.2% of the Company’s Voting Ordinary Shares and 100% of the Company’s Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of September 30, 2014, the Company had an investment in a fund (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $10.2 million (December 31, 2013: fair value of $3.2 million). During the nine months ended September 30, 2014, the Company invested £12.5 million (approximately $21.4 million) in indirect non-voting interests of two companies affiliated with Hastings Insurance Group Limited. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs, with respect to which the Company incurred approximately $0.1 million in management fees for each of the three and nine months ended September 30, 2014. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which the Company has invested.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at September 30, 2014 and December 31, 2013, the Company’s total reinsurance recoverable from GAFG entities amounted to $239.7 million and $340.8 million, respectively. As at September 30, 2014 and December 31, 2013, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $173.2 million and $256.1 million, respectively, represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable. The $173.2 million and $256.1 million recoverable from that GAFG entity at September 30, 2014 and December 31, 2013, respectively, was secured by a trust fund. The balance of $66.5 million and $84.7 million as at September 30, 2014 and December 31, 2013, respectively, was recoverable from GAFG entities rated A- and higher.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. COMMITMENTS AND CONTINGENCIES—(Continued)

As of September 30, 2014, the Company’s investments are held by 34 different custodians. These custodians are all large financial institutions that are highly regulated. The largest concentration of fixed maturity investments, by fair value, at a single custodian was $2.8 billion as of September 30, 2014 and December 31, 2013, respectively.

Leases

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of September 30, 2014:

2015	$12,003
2016	9,895
2017	7,318
2018	6,625
2019	7,254
2020	3,851

$46,946

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments as of September 30, 2014 and December 31, 2013:

September 30, 2014			December 31, 2013
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
$311,000	$203,741	$107,259	$291,000	$176,760	$114,240

Guarantees

As at September 30, 2014 and December 31, 2013, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $265.2 million and $228.5 million, respectively.

Acquisitions and Significant New Business

The Company has entered into definitive agreements with respect to: (i) the purchase of Companion Property and Casualty Insurance Company, which is expected to close in the fourth quarter of 2014; and (ii) the Reciprocal of America loss portfolio transfer, which is expected to close in the fourth quarter of 2014. The Companion acquisition agreement is described in Note 2—“Acquisitions,” and the Reciprocal of America agreement is described in Note 3—“Significant New Business.”

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

19. SEGMENT INFORMATION

The Company previously monitored and reported its results of operations in three segments: non-life run-off, life and annuities, and active underwriting. The active underwriting segment was primarily comprised of the results of operations of Atrium and Arden. As a result of the acquisition of Torus on April 1, 2014, the Company began reporting and monitoring its results of operations in four segments:

(i)	Non-life run-off —The Company’s non-life run-off segment comprises the operations and financial results of our subsidiaries that are running off their property and casualty and other non-life lines of business together with the run-off businesses of Arden and Torus. It also includes the Company’s smaller management business, in which it manages the run-off portfolios of third parties through the Company’s service companies.

(ii)	Atrium—Atrium is an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium specializes in accident and health, aviation, marine, property, non-marine property, professional liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd, an Atrium subsidiary) and is currently in the process of running off certain other third-party business. Results related to Arden’s run-off business are included within the Company’s non-life run-off segment.

(iii)	Torus—Torus is a global specialty insurer that offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S. and Bermuda. The activities of this segment comprise the active underwriting business of Torus.

(iv)	Life and annuities—The Company’s life and annuities segment comprises the operations and financial results of its subsidiaries that are operating its closed-block of life and annuity business, which primarily consists of the companies it acquired in the Pavonia acquisition on March 31, 2013.

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

The elimination items include the elimination of intersegment assets, revenues and expenses.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

The Company’s total assets by segment were:

	September 30, 2014	December 31, 2013
Total assets:
Non-life run-off	$6,283,450	$6,619,992
Atrium	599,876	585,176
Torus	2,846,285	—
Life and annuities	1,350,100	1,414,987
Less:
Eliminations	(830,266)	—

	$10,249,445	$8,620,155

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$13,874	$34,850	$120,229	$27,034	$—	$195,987
Fees and commission income	7,045	5,340	—	—	(5,584)	6,801
Net investment income	14,968	468	2,930	9,783	(165)	27,984
Net realized and unrealized (losses) gains	(15,556)	133	(2,615)	(298)	—	(18,336)

	20,331	40,791	120,544	36,519	(5,749)	212,436

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(77,223)	15,541	79,215	—	—	17,533
Life and annuity policy benefits	—	—	—	26,549	—	26,549
Acquisition costs	1,898	11,673	18,905	3,785	—	36,261
Salaries and benefits	27,700	5,127	20,189	1,509	—	54,525
General and administrative expenses	20,097	3,868	19,951	2,707	(5,584)	41,039
Interest expense	1,802	1,505	—	165	(165)	3,307
Net foreign exchange losses (gains)	4,394	(338)	3,196	(887)	—	6,365

	(21,332)	37,376	141,456	33,828	(5,749)	185,579

EARNINGS (LOSS) BEFORE INCOME TAXES	41,663	3,415	(20,912)	2,691	—	26,857
INCOME TAXES	(3,966)	(725)	—	(969)	—	(5,660)

NET EARNINGS (LOSS)	37,697	2,690	(20,912)	1,722	—	21,197
Less: Net (earnings) loss attributable to noncontrolling interest	(1,674)	(1,745)	8,651	—	—	5,232

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$36,023	$945	$(12,261)	$1,722	$—	$26,429

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Nine Months Ended September 30, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$33,485	$101,486	$258,468	$81,122	$—	$474,561
Fees and commission income	22,218	15,635	—	34	(16,579)	21,308
Net investment income	51,568	1,445	4,295	29,724	(1,051)	85,981
Net realized and unrealized gains	44,999	30	603	9,016	—	54,648

	152,270	118,596	263,366	119,896	(17,630)	636,498

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(143,606)	49,283	159,555	—	—	65,232
Life and annuity policy benefits	—	—	—	81,090	—	81,090
Acquisition costs	7,550	32,401	48,507	11,343	—	99,801
Salaries and benefits	85,011	12,886	37,789	5,912	—	141,598
General and administrative expenses	51,439	11,899	45,887	7,820	(16,579)	100,466
Interest expense	6,689	3,881	—	1,051	(1,051)	10,570
Net foreign exchange losses (gains)	5,892	(1,324)	3,821	(954)	—	7,435

	12,975	109,026	295,559	106,262	(17,630)	506,192

EARNINGS (LOSS) BEFORE INCOME TAXES	139,295	9,570	(32,193)	13,634	—	130,306
INCOME TAXES	(12,840)	(3,344)	(394)	(4,810)	—	(21,388)

NET EARNINGS (LOSS)	126,455	6,226	(32,587)	8,824	—	108,918
Less: Net (earnings) loss attributable to noncontrolling interest	(10,319)	(4,148)	13,358	—	—	(1,109)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$116,136	$2,078	$(19,229)	$8,824	$—	$107,809

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Three Months Ended September 30, 2013
	Non-life run-off	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$28,134	$30,540	$—	$58,674
Fees and commission income	3,051	—	(653)	2,398
Net investment income	15,764	9,719	(474)	25,009
Net realized and unrealized gains	35,515	1,495	—	37,010

	82,464	41,754	(1,127)	123,091

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(20,388)	—	—	(20,388)
Life and annuity policy benefits	—	31,095	—	31,095
Acquisition costs	3,912	2,237	—	6,149
Salaries and benefits	28,213	1,503	—	29,716
General and administrative expenses	24,434	5,345	(653)	29,126
Interest expense	3,270	474	(474)	3,270
Net foreign exchange gains	(608)	(65)	—	(673)

	38,833	40,589	(1,127)	78,295

EARNINGS BEFORE INCOME TAXES	43,631	1,165	—	44,796
INCOME TAXES	(1,356)	16	—	(1,340)

NET EARNINGS	42,275	1,181	—	43,456
Less: Net earnings attributable to noncontrolling interest	(3,469)	—	—	(3,469)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$38,806	$1,181	$—	$39,987

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. SEGMENT INFORMATION—(Continued)

	Nine Months Ended September 30, 2013
	Non-life run-off	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$100,270	$65,661	$—	$165,931
Fees and commission income	9,215	—	(1,410)	7,805
Net investment income	51,111	20,062	(949)	70,224
Net realized and unrealized gains (losses)	48,555	(9,344)	—	39,211

	209,151	76,379	(2,359)	283,171

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(38,649)	—	—	(38,649)
Life and annuity policy benefits	—	57,417	—	57,417
Acquisition costs	12,011	6,138	—	18,149
Salaries and benefits	76,303	2,710	—	79,013
General and administrative expenses	56,895	11,589	(1,410)	67,074
Interest expense	8,796	949	(949)	8,796
Net foreign exchange (gains) losses	(4,122)	128	—	(3,994)

	111,234	78,931	(2,359)	187,806

EARNINGS (LOSS) BEFORE INCOME TAXES	97,917	(2,552)	—	95,365
INCOME TAXES	(13,713)	(13)	—	(13,726)

NET EARNINGS (LOSS)	84,204	(2,565)	—	81,639
Less: Net earnings attributable to noncontrolling interest	(10,496)	—	—	(10,496)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$73,708	$(2,565)	$—	$71,143

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of September 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 10, 2014

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents:

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

The substantial majority of our acquisitions have been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business. In recent years, we diversified our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of the U.S. life and annuities operations of HSBC Holdings plc (which we refer to as Pavonia). In addition to portfolio diversification, we believe our life and annuities business has the potential to provide us with a more regular earnings and cash flow stream, which may, to a degree, counter some of the volatility inherent in our core non-life run-off business over the long term.

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

On April 1, 2014, we acquired Torus Insurance Holdings Limited (or Torus). Torus is an A- rated global specialty insurer with multiple global underwriting platforms, including Lloyd’s Syndicate 1301. Torus offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S. and Bermuda. Prior to acquisition, Torus ceased underwriting certain lines of business in order to focus on core property, casualty and specialty lines. The results of the discontinued lines of business which were placed into run-off are included within our non-life run-off segment. During the three months ended June 30, 2014, a Fitzwilliam Insurance Limited segregated cell, of which Enstar, through our wholly-owned subsidiary, Kenmare Holdings Ltd. (or Kenmare), owns 60% and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., which are managed by Stone Point Capital LLC (or, collectively, Trident), owns 40%, entered into a 100% quota share reinsurance of Torus’ non-life run-off reserves with effect from January 1, 2014. On September 30, 2014, Kenmare and Trident transferred their interests in the Fitzwilliam cell to Bayshore Holdings Ltd. (or Bayshore), which is the entity that owns Torus, with Trident’s $18.1 million portion of its total capital contribution to Bayshore increasing its redeemable noncontrolling interest in Bayshore.

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

The table below summarizes the total number of employees we had as at September 30, 2014 and December 31, 2013 by operating segment:

	September 30, 2014	December 31, 2013
Non-life run-off	513	529
Atrium	157	161
Torus	471	—
Life and annuities	46	49

Total	1,187	739

Key Performance Indicator

Our primary corporate objective is growing our net book value per share. We increased our book value per share on a fully diluted basis by $9.44 from $105.20 per share, as at December 31, 2013, to $114.64, as at September 30, 2014. The increase was due to net earnings for the nine months ended September 30, 2014 and the issuance of voting and non-voting shares with a value of approximately $356.1 million to certain shareholders of Torus upon completion of the Torus acquisition.

Recent Developments

New Revolving Credit Facility

On September 16, 2014, we and certain of our subsidiaries (as borrowers and as guarantors) entered into a new unsecured Revolving Credit Facility Agreement, or the Credit Agreement, with National Australia Bank Limited, or NAB, Barclays Bank PLC, or Barclays, and Royal Bank of Canada, or RBC, as mandated lead arrangers and original lenders, and NAB as agent.

The Credit Agreement provides for an unsecured five-year revolving credit facility (expiring in September 2019) pursuant to which we are permitted to borrow up to an aggregate of $500 million, or the EGL Revolving Credit Facility, which is available to fund permitted acquisitions and for general corporate purposes. The Credit Agreement replaces and refinances our prior revolving credit agreement. Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

Interest is payable at the end of each interest period chosen by us or, at the latest, each six months. The interest rate is LIBOR plus a margin factor initially set at 2.75%. The margin factor is subject to variation (ranging from 2.50% to 3.25%) in the event of a change to our long term senior unsecured debt rating assigned by Standard & Poor’s Ratings Services or Fitch Ratings Ltd. Any unused portion of the EGL Revolving Credit Facility will be subject to a commitment fee of 35% of the applicable margin factor. The EGL Revolving Credit Facility imposes various financial and business covenants on us and our subsidiaries, including certain limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, and limitations on liens.

During the existence of any event of default (as specified in the Credit Agreement), the agent may cancel the commitments of the lenders, declare all or a portion of outstanding amounts immediately due and payable or declare all or a portion of outstanding amounts payable upon demand. During the existence of any payment default, the interest rate would be increased by 1.0%. The EGL Revolving Credit Facility terminates and all amounts borrowed must be repaid on the fifth anniversary of the date of the Credit Agreement.

The Credit Agreement refinances and replaces, in its entirety, our Revolving Credit Facility Agreement, originally dated June 14, 2011, as amended from time to time, and as amended and restated pursuant to the Restatement Agreement, dated July 8, 2013 (or the Prior Credit Agreement), among us and certain of our subsidiaries, NAB and Barclays, as mandated lead arrangers, NAB, Barclays and RBC, as original lenders, and NAB as agent. The Prior Credit Agreement had permitted us to borrow up to an aggregate of $375 million on a secured basis over a five-year term, or the Prior Revolving Credit Facility. Effective September 16, 2014 and concurrent with our entry into the Credit Agreement, we terminated the Prior Credit Agreement. Outstanding borrowings under the Prior Revolving Credit Facility totaled $319.6 million and were refinanced on September 16, 2014 with borrowings pursuant to the EGL Revolving Credit Facility.

We were in compliance with all covenants under the Prior Credit Agreement and no material early termination fees were incurred in connection with the termination.

The Prior Credit Facility had been secured by a first priority lien on the stock of certain of our subsidiaries and certain bank accounts held with Barclays in our name and into which amounts received in respect of any capital release from certain of our subsidiaries were required to be paid. In connection with the termination of the Prior Credit Agreement, all security pursuant to the Prior Revolving Credit Facility has been released, effective September 16, 2014.

Acquisitions

Companion Property and Casualty Insurance Company

On August 26, 2014, we and Sussex Holdings, Inc., or Sussex, our indirect, wholly owned subsidiary, entered into a definitive agreement for the purchase of all of the shares of Companion Property and Casualty Insurance Company, or Companion, from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services.

The total consideration for the transaction will be $218 million in cash. We expect to finance the purchase price through a combination of cash on hand and a bank loan facility to be finalized before closing. We are a party to the acquisition agreement and have guaranteed the performance by Sussex of its payment and other acquisition-related obligations set forth in the agreement. We will operate the acquired business largely as part of our non-life run-off segment. We and Torus are assessing opportunities for policy renewals of certain Companion business into Torus.

Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close in the fourth quarter of 2014.

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

In connection with the sale of Northshore shares, the Northshore Shareholders’ Agreement was amended and restated. The Amended and Restated Northshore Shareholders’ Agreement provides for substantially the same rights and obligations as the Amended and Restated Bayshore Shareholders’ Agreement, except that the fifth and seventh anniversaries refer to the Arden closing (which occurred on September 9, 2013).

Significant New Business

Reciprocal of America

On July 6, 2012, our wholly-owned subsidiary, Providence Washington Insurance Company, entered into a definitive loss portfolio transfer reinsurance agreement with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers’ compensation business. The estimated total liabilities to be assumed are approximately $163.4 million, with an equivalent amount of assets to be received as consideration. Completion of the transaction is conditioned upon, among other things, regulatory approvals and satisfaction of customary closing conditions. The transaction is expected to close in the fourth quarter of 2014.

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

Consolidated Results of Operations – For the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth our selected unaudited condensed consolidated statement of earnings data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$195,987	$58,674	$474,561	$165,931
Fees and commission income	6,801	2,398	21,308	7,805
Net investment income	27,984	25,009	85,981	70,224
Net realized and unrealized (losses) gains	(18,336)	37,010	54,648	39,211

	212,436	123,091	636,498	283,171

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:	17,533	(20,388)	65,232	(38,649)
Life and annuity policy benefits	26,549	31,095	81,090	57,417
Acquisition costs	36,261	6,149	99,801	18,149
Salaries and benefits	54,525	29,716	141,598	79,013
General and administrative expenses	41,039	29,126	100,466	67,074
Interest expense	3,307	3,270	10,570	8,796
Net foreign exchange losses (gains)	6,365	(673)	7,435	(3,994)

	185,579	78,295	506,192	187,806

EARNINGS BEFORE INCOME TAXES	26,857	44,796	130,306	95,365
INCOME TAXES	(5,660)	(1,340)	(21,388)	(13,726)

NET EARNINGS	21,197	43,456	108,918	81,639
Less: Net loss (earnings) attributable to noncontrolling interest	5,232	(3,469)	(1,109)	(10,496)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$26,429	$39,987	$107,809	$71,143

Certain reclassifications have been made to the 2013 comparatives of net increase (reduction) in ultimate losses and loss adjustment expense liabilities, acquisition costs and life and annuity policy benefits to conform to current year presentation. These reclassifications had no impact on net earnings previously reported.

The following table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands of U.S. dollars)
Segment split of earnings (losses) attibutable to Enstar Group Limited:
Non-life run-off	$36,023	$38,806	$116,136	$73,708
Atrium	945	—	2,078	—
Torus	(12,261)	—	(19,229)	—
Life and annuities	1,722	1,181	8,824	(2,565)

Net earnings attributable to Enstar Group Limited	$26,429	$39,987	$107,809	$71,143

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

We reported consolidated net earnings, before net loss (earnings) attributable to noncontrolling interest, of approximately $21.2 million and $108.9 million for the three and nine months ended September 30, 2014, respectively, as compared to $43.5 million and $81.6 million for the same periods in 2013. Our comparative results were impacted by the timing of our 2013 and 2014 acquisitions, among other factors. During late 2013, we completed the acquisitions of Arden (on September 9, 2013) and Atrium (on November 25, 2013). We completed the acquisition of Torus on April 1, 2014. Our comparative results for the nine months ended September 30, 2014 were also impacted by our March 31, 2013 acquisition of Pavonia.

The change in consolidated net earnings for the three and nine month periods was attributable primarily to the following:

Net premiums earned – Combined net premiums earned for our four operating segments were $196.0 million and $474.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $58.7 million and $165.9 million for the same periods in 2013. The significant increase in 2014 was due primarily to the net premiums earned by Torus and Atrium, partially offset by a reduction in net premiums earned by SeaBright Holdings, Inc., or SeaBright, during the three months ended September 30, 2014, as described in greater detail in the segment discussion below.

Net investment income – Net investment income was $28.0 million and $86.0 million for the three and nine months ended September 30, 2014, respectively, as compared to $25.0 million and $70.2 million for the same periods in 2013. The increase in each of the periods during 2014 was largely attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the Arden, Atrium and Torus transactions (as well as the Pavonia transaction with respect to the increase during the nine month period), although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized (losses) gains – Net realized and unrealized (losses) gains were $(18.3) million and $54.6 million for the three and nine months ended September 30, 2014,

respectively, as compared to $37.0 million and $39.2 million for the same periods in 2013. The movement from net realized and unrealized gains in 2013 to net realized and unrealized losses in 2014 was attributable primarily to an increase in unrealized losses across our investment portfolio. Our fixed maturity portfolio and bond fund exposures were negatively affected by marginal increases in short to medium U.S. interest rates. This, combined with spread widening in non-government sectors and changes in foreign currency exchange rates, resulted in a lower net unrealized gain position as of September 30, 2014. Our equity portfolios and equity funds, in aggregate, had negative returns during the quarter partially attributable to the foreign currency losses in our global equity exposures.

Net increase (reduction) in ultimate losses and loss adjustment expense liabilities – For the three and nine months ended September 30, 2014, net ultimate losses and loss adjustment expense liabilities increased by $17.5 million and $65.2 million, respectively, compared to reductions of $20.4 million and $38.6 million in the three and nine months ended September 30, 2013, respectively. The total increase of $37.9 million for the three months ended September 30, 2014 compared to the comparative period in 2013 was due primarily to increases in net ultimate losses of $15.5 million relating to the Atrium segment and $79.2 million relating to the Torus segment, partially offset by a $56.8 million larger reduction in the non-life run-off segment in 2014 compared to the same period in 2013. The total increase of $103.9 million for the nine months ended September 30, 2014 compared to 2013 was due to increases in net ultimate losses of $49.3 million relating to the Atrium segment and $159.6 million relating to the Torus segment, partially offset by a $105.0 million larger reduction in the non-life run-off segment in 2014 compared to the same period in 2013.

Acquisition costs – Acquisition costs were $36.3 million and $99.8 million for the three and nine months ended September 30, 2014, respectively, as compared to $6.1 million and $18.1 million for the same periods in 2013. The significant increase for 2014 was due to the acquisition costs associated with the net premiums earned by the Atrium and Torus segments.

Life and annuity policy benefits – Life and annuity policy benefits were $26.5 million and $81.1 million for the three and nine months ended September 30, 2014, respectively, as compared to $31.1 million and $57.4 million for the same periods in 2013. The significant increase for the nine months ended September 30, 2014 as compared to the same period in 2013 was due primarily to the acquisition of Pavonia on March 31, 2013. The movements for both the three and nine month periods ended September 30, 2014 and 2013 related entirely to our life and annuities segment and are described in greater detail in the segment discussion below.

Salaries and benefits – Salaries and benefits were $54.5 million and $141.6 million for the three and nine months ended September 30, 2014, respectively, as compared to $29.7 million and $79.0 million for the same periods in 2013. These increases were due predominantly to the salaries and benefits costs associated with our increased head count relating to the Atrium and Torus acquisitions, as well as the Pavonia acquisition that was completed during the nine-month period in 2013, in addition to an increase in our bonus accrual amount for the nine months ended 2014 due to higher net earnings.

General and administrative expenses – General and administrative expenses for the three and nine months ended September 30, 2014 were $41.0 million and $100.5 million, respectively, compared to $29.1 million and $67.1 million, respectively, for the same periods in 2013. The increases were due principally to the acquisition expenses associated with the Arden, Atrium and Torus acquisitions.

Net foreign exchange (losses) gains – Net foreign exchange (losses) gains for the three and nine months ended September 30, 2014 were $(6.4) million and $(7.4) million, respectively, compared to net foreign exchange gains $0.7 million and $4.0 million, respectively, for the same periods in 2013.

The net foreign exchange losses for the three and nine months ended September 30, 2014 were primarily attributable to our holding surplus Euro and British pound assets at a time when the U.S. dollar was strengthening against these currencies.

Income tax expense – Income tax expenses were $5.7 million and $21.4 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.3 million and $13.7 million for the same periods in 2013. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates. For the three and nine months ended September 30, 2014, the effective tax rate was 21.1% and 16.4%, respectively, compared to 3.0% and 14.4% for the same periods in 2013. The higher effective tax rate for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was attributable to higher earnings in our tax paying subsidiaries.

Noncontrolling interest – Noncontrolling interest for the three and nine months ended September 30, 2014 decreased by $8.7 million and $9.4 million, respectively, relative to the same periods for 2013. The decrease was attributable primarily to losses associated with our Torus segment (in which there are redeemable noncontrolling interests and noncontrolling interests), which were acquired subsequent to September 30, 2013.

Results of Operations by Segment – For the Three and Nine Months Ended September 30, 2014 and 2013

Non-life Run-off Segment

Three Months Ended September 30, 2014 and 2013

The following is a discussion and analysis of the results of operations for our non-life run-off segment for the three months ended September 30, 2014 and 2013 which are summarized below:

	Three Months Ended September 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$13,874	$28,134
Fees and commission income	7,045	3,051
Net investment income	14,968	15,764
Net realized and unrealized (losses) gains	(15,556)	35,515

	20,331	82,464

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities
—Current period	8,841	24,222
—Prior periods	(86,064)	(44,610)

	(77,223)	(20,388)
Acquisition costs	1,898	3,912
Salaries and benefits	27,700	28,213
General and administrative expenses	20,097	24,434
Interest expense	1,802	3,270
Net foreign exchange losses (gains)	4,394	(608)

	(21,332)	38,833

EARNINGS BEFORE INCOME TAXES	41,663	43,631
INCOME TAXES	(3,966)	(1,356)

NET EARNINGS	37,697	42,275
Less: Net earnings attributable to noncontrolling interest	(1,674)	(3,469)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$36,023	$38,806

Summary Comparison of Three Months Ended September 30, 2014 and 2013

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $37.7 million and $42.3 million for the three months ended September 30, 2014 and 2013, respectively.

The decrease in earnings of $4.6 million was attributable primarily to the following:

(i)	net realized and unrealized losses of $15.6 million for the three months ended September 30, 2014 as compared to net realized and unrealized gains of $35.5 million for the same period in 2013;

(ii)	net foreign exchange losses of $4.4 million for the three months ended September 30, 2014 as compared to net foreign exchange gains of $0.6 million for the same period in 2013; and

(iii)	an increase in income taxes of $2.6 million; partially offset by

(iv)	an increase of $41.5 million in net reduction in ultimate losses and loss adjustment expense liabilities related to prior periods;

(v)	an increase in fees and commission income of $4.0 million; and

(vi)	a decrease in general and administrative expenses of $4.3 million.

For the three months ended September 30, 2014, the total of: (i) net premiums earned of $13.9 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $8.8 million; and less (iii) acquisition costs of $1.9 million amounted to $3.2 million and primarily related to the Torus run-off business. For the three months ended September 30, 2013, the total of: (i) net premiums earned of $28.1 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $24.2 million; and less (iii) acquisition costs of $3.9 million, amounted to $nil and related to SeaBright.

Noncontrolling interest in earnings for the non-life run-off segment decreased by $1.8 million to $1.7 million for the three months ended September 30, 2014 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings for the non-life run-off segment attributable to Enstar Group Limited decreased by $2.8 million from $38.8 million for the three months ended September 30, 2013 to $36.0 million for the three months ended September 30, 2014.

Net Premiums Earned:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Gross premiums written	$8,308		$1,394
Ceded reinsurance premiums written	(2,012)		(1,825)

Net premiums written	6,296	$6,727	(431)

Gross premiums earned	18,364		30,758
Ceded reinsurance premiums earned	(4,490)		(2,624)

Net premiums earned	$13,874	$(14,260)	$28,134

Premiums Written

Gross non-life run-off premiums written consist of direct premiums written and premiums assumed by Torus’ run-off business and SeaBright. Upon acquisition, SeaBright was placed into run-off and, as a result, stopped writing new insurance policies. Gross and net non-life run-off premiums written for the three months ended September 30, 2014 totaled $8.3 million and $6.3 million, respectively, as compared to $1.4 million and $(0.4) million for the same period in 2013.

We would expect to have in future periods relatively low levels of gross and net premiums written relating to the Torus run-off business.

Premiums Earned

Gross non-life run-off premiums earned for the three months ended September 30, 2014 and 2013 totaled $18.4 million and $30.8 million, respectively. Ceded reinsurance premiums earned for the three months ended September 30, 2014 and 2013 totaled $4.5 million and $2.6 million, respectively. Accordingly, net premiums earned for the three months ended September 30, 2014 and 2013 totaled $13.9 million and $28.1 million, respectively.

Premiums written and earned in 2014 primarily relate to the Torus’ run-off business whereas premiums written and earned in 2013 relate to SeaBright.

Fees and Commission Income:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Internal	5,584		653
External	1,461		2,398

Total	$7,045	$3,994	$3,051

Our management companies in the non-life run-off segment earned fees and commission income of approximately $7.1 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively. The increase in fees and commission income of $4.0 million related primarily to management fees charged to our Torus segment. These internal fees are eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$14,968	$(796)	$15,764	$(15,556)	$(51,071)	$35,515

Net investment income for the non-life run-off segment for the three months ended September 30, 2014 decreased by $0.8 million to $15.0 million, as compared to $15.8 million for the three months ended September 30, 2013. The decrease in net investment income was primarily attributable to the liquidation of some of our short-term and fixed maturity investments in order to fund the dividends and the subsequent repayment of the remaining outstanding balances on term loan facilities at SeaBright and Clarendon National Insurance Company, or Clarendon, both of which are wholly-owned subsidiaries.

Net realized and unrealized (losses) gains for the non-life run-off segment for the three months ended September 30, 2014 and 2013 were $(15.6) million and $35.5 million, respectively. The decrease of $51.1 million was primarily attributable to:

(i)	losses of $6.4 million in relation to the fixed maturity investments of the segment affected by marginal increases in short to medium U.S. interest rates combined with spread widening in non-government sectors and changes in foreign currency exchange rates for the three months ended September 30, 2014, as compared to gains of $9.0 million for the same period in 2013 due to decreases across the U.S. government yield curve during that time; and

(ii)	losses of $1.3 million on our equity portfolios, as compared to gains of $5.8 million for the same period in 2013; and

(iii)	losses of $7.9 million in realized and unrealized gains on the private equity and other investment holdings of the segment, primarily as a result of negative returns in our global equity funds attributable to foreign currency losses on non-U.S. dollar equities, as compared to gains of $20.1 million for the same period in 2013.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the non-life run-off segment on its cash and investments for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	0.58%	2.12%	$3,799,493	$4,215,972
Other investments and equities	(2.90)%	16.71%	842,752	639,335
Combined overall	0.05%	4.19%	4,642,245	4,855,307

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at September 30, 2014 and 2013 were AA- and A+, respectively.

Net (Reduction) Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the non-life run-off segment for the three months ended September 30, 2014 and 2013 (a reclassification of $3.9 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation):

	Three Months Ended September 30,
	2014				2013
	Prior Periods	Current Period	Total	Variance	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$124,827	$3,081	$127,908		$86,682	$5,756	$92,438
Net change in case and LAE reserves	(108,933)	1,153	(107,780)		(76,055)	8,321	(67,734)
Net change in IBNR reserves	(103,271)	4,607	(98,664)		(38,477)	10,145	(28,332)

(Reduction) increase in estimates of net ultimate losses	(87,377)	8,841	(78,536)	74,908	(27,850)	24,222	(3,628)
Reduction in provisions for bad debt	(5,019)	—	(5,019)		(5,465)	—	(5,465)
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,317)	—	(13,317)		(16,320)	—	(16,320)
Amortization of fair value adjustments	19,649	—	19,649		5,025	—	5,025

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(86,064)	$8,841	$(77,223)	56,835	$(44,610)	$24,222	$(20,388)

Net change in case and loss adjustment expenses reserves, or LAE reserves, comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in incurred but not reported, or IBNR, reserves represents the change in our actuarial estimates of losses incurred but not reported, less amounts recoverable.

Three Months Ended September 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2014 of $77.2 million included an increase in net ultimate losses and loss adjustment expense liabilities of $8.8 million related to current period earned premium of $13.9 million (primarily for the portion of the run-off business acquired with Torus). Excluding current period net ultimate losses and loss adjustment expense liabilities of $8.8 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $86.1 million, which was attributable to a reduction in estimates of net ultimate losses of $87.4 million, a reduction in provisions for bad debt of $5.0 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $13.3 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.6 million.

The reduction in estimates of net ultimate losses relating to prior periods of $87.4 million was primarily related to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $12.3 million;

(ii)	an aggregate reduction in IBNR reserves of $36.3 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expense liabilities relating to non-commuted exposures in thirteen of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of six commutations of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.0 million for the three months ended September 30, 2014 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Three Months Ended September 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended September 30, 2013 of $20.4 million included incurred losses and net change in IBNR reserves of $24.2 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increase in estimates of net ultimate losses of $24.2 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $44.6 million, which was attributable to a reduction in estimates of net ultimate losses of $27.9 million, a reduction in provisions for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $16.3 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $5.0 million.

Excluding the impact of net ultimate losses of $24.2 million relating to SeaBright, the reduction in estimates of net ultimate losses of $27.9 million (comprised of net incurred loss development of $10.6 million and reduction in IBNR reserves of $38.5 million) related primarily to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $10.4 million;

(ii)	an aggregate reduction in IBNR reserves of $12.5 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures in ten of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $5.0 million following the completion of one commutation of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.5 million for the nine months ended September 30, 2013 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

General and Administrative Expenses:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$20,097	$4,337	$24,434

General and administrative expenses for the non-life run-off segment decreased by $4.3 million from $24.4 million to $20.1 million during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease in expenses was primarily attributable to a reduction in bank facility arrangement fees of $5.7 million, partially offset by an increase in professional fees of $1.6 million.

Interest Expense:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$1,802	$1,468	$3,270

Interest expense for the non-life run-off segment of $1.8 million and $3.3 million was recorded for the three months ended September 30, 2014 and 2013, respectively. The decrease in interest expense was primarily attributable to a reduction in the total amount of loans outstanding as a result of the repayment in full of the SeaBright term loan facility in the second quarter of 2014.

Net Foreign Exchange (Losses) Gains:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$(4,394)	$(5,002)	$608

We recorded net foreign exchange losses for the non-life run-off segment of $4.4 million for the three months ended September 30, 2014 as compared to net foreign exchange gains of $0.6 million for the same period in 2013. The net foreign exchange losses for the three months ended September 30, 2014 arose primarily as a result of holding surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies; partially offset by net foreign exchange gains as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated against the U.S. dollar.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings, we recorded in our unaudited condensed consolidated statement of comprehensive income currency translation adjustment (losses) gains, net of noncontrolling interest, related to our non-life run-off segment of $(5.2) million and $3.3 million for the three months ended September 30, 2014 and 2013, respectively. For both the three months ended September 30, 2014 and 2013, the currency translation adjustments related primarily to our Australian-based subsidiaries. As the functional currency of these subsidiaries are Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$3,966	$(2,610)	$1,356

We recorded income tax expense for the non-life run-off segment of $4.0 million and $1.4 million for the three months ended September 30, 2014 and 2013, respectively.

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

The effective tax rate was 9.5% for the three months ended September 30, 2014 compared with 3.1% for same period in 2013, associated primarily with us having proportionately higher net income in our tax paying subsidiaries than in the same period for 2013.

Noncontrolling Interest:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$1,674	$1,795	$3,469

We recorded a noncontrolling interest in earnings of the non-life run-off segment of $1.7 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively.

The decrease for the three months ended September 30, 2014 was due primarily to the decrease in earnings for those companies in our non-life run-off segment where there exists a noncontrolling interest.

Nine Months Ended September 30, 2014 and 2013

The following is a discussion and analysis of the results of operations for our non-life run-off segment for the nine months ended September 30, 2014 and 2013 which are summarized below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$33,485	$100,270
Fees and commission income	22,218	9,215
Net investment income	51,568	51,111
Net realized and unrealized gains	44,999	48,555

	152,270	209,151

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities
—Current period	20,482	88,259
—Prior periods	(164,088)	(126,908)

	(143,606)	(38,649)
Acquisition costs	7,550	12,011
Salaries and benefits	85,011	76,303
General and administrative expenses	51,439	56,895
Interest expense	6,689	8,796
Net foreign exchange losses (gains)	5,892	(4,122)

	12,975	111,234

EARNINGS BEFORE INCOME TAXES	139,295	97,917
INCOME TAXES	(12,840)	(13,713)

NET EARNINGS	126,455	84,204
Less: Net earnings attributable to noncontrolling interest	(10,319)	(10,496)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$116,136	$73,708

Summary Comparison of Nine Months Ended September 30, 2014 and 2013

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $126.5 million and $84.2 million for the nine months ended September 30, 2014 and 2013, respectively.

The increase in earnings of $42.3 million was attributable primarily to the following:

(i)	an increase of $37.2 million in net reduction in ultimate losses and loss adjustment expense liabilities related to prior periods;

(ii)	an increase in fees and commission income of $13.0 million; and

(iii)	a decrease in general and administrative expenses of $5.5 million; partially offset by

(iv)	net foreign exchange losses of $5.9 million for the nine months ended September 30, 2014 as compared to net foreign exchange gains of $4.1 million for the same period in 2013; and

(v)	a decrease in net realized and unrealized gains of $3.6 million.

For the nine months ended September 30, 2014, the total of: (i) net premiums earned of $33.5 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $20.5 million; and less (iii) acquisition costs of $7.6 million amounted to $5.4 million and primarily related to the Torus run-off business. For the nine months ended September 30, 2013, the total of: (i) net premiums earned of $100.3 million; less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $88.3 million; and less (iii) acquisition costs of $12.0 million, amounted to $nil and related to SeaBright.

Net earnings for the non-life run-off segment attributable to Enstar Group Limited increased by $42.4 million from $73.7 million for the nine months ended September 30, 2013 to $116.1 million for the nine months ended September 30, 2014.

Net Premiums Earned:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Gross premiums written	$16,347		$17,936
Ceded reinsurance premiums written	(3,191)		(7,489)

Net premiums written	13,156	$2,709	10,447

Gross premiums earned	43,539		110,308
Ceded reinsurance premiums earned	(10,054)		(10,038)

Net premiums earned	$33,485	$(66,785)	$100,270

Premiums Written

Gross non-life run-off premiums written consist of direct premiums written and premiums assumed by Torus’ run-off business and SeaBright. Gross and net non-life run-off premiums written for the nine months ended September 30, 2014 totaled $16.3 million and $13.2 million, respectively, as compared to $17.9 million and $10.4 million for the same period in 2013.

Premiums Earned

Gross non-life run-off premiums earned for the nine months ended September 30, 2014 and 2013 totaled $43.6 million and $110.3 million, respectively. Ceded reinsurance premiums earned for the three months ended September 30, 2014 and 2013 totaled $10.1 million and $10.0 million, respectively. Accordingly, net premiums earned for the three months ended September 30, 2014 and 2013 totaled $33.5 million and $100.3 million, respectively.

Premiums written and earned in 2014 primarily relate to the Torus’ run-off business whereas premiums written and earned in 2013 relate to SeaBright.

Fees and Commission Income:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Internal	$16,579		$1,410
External	5,639		7,805

Total	$22,218	$13,003	$9,215

Our management companies in the non-life run-off segment earned fees and commission income of approximately $22.2 million and $9.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in fees and commission income of $13.0 million related primarily to management fees charged to our Torus segment, partially offset by a reduction in external fees earned. The internal fees are eliminated upon consolidation of our results of operations.

Net Investment Income and Net Realized and Unrealized Gains:

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$51,568	$457	$51,111	$44,999	$(3,556)	$48,555

Net investment income for the non-life run-off segment for the nine months ended September 30, 2014 increased by $0.5 million to $51.6 million, as compared to $51.1 million for the nine months ended September 30, 2013.

Net realized and unrealized gains for the non-life run-off segment for the nine months ended September 30, 2014 and 2013 were $45.0 million and $48.6 million, respectively. The decrease of $3.6 million was attributable primarily to the combination of the following items:

(i)	a decrease of $24.0 million in our realized and unrealized gains on private equity and other investments held by our non-life run-off segment from $50.2 million, for the three months ended September 30, 2013, to $26.2 million for the same period in 2014. The decrease between 2013 and 2014 was primarily related to lower returns on our equity and hedge funds; and

(ii)	a decrease of $11.5 million in our realized and unrealized gains on our equity portfolios from $18.6 million, for the three months ended September 30, 2013, to $7.1 million for the same period in 2014; partially offset by

(iii)	an increase of $32.5 million in realized and unrealized gains (losses) on our fixed maturity investments. For the three months ended September 30, 2013, we recorded realized and unrealized losses to $20.8 million as compared to realized and unrealized gains of $11.7 million for the same period in 2014.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) earned by the non-life run-off segment on its cash and investments for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	1.69%	0.70%	$3,931,095	$4,121,144
Other investments and equities	7.74%	16.25%	806,728	591,600
Combined overall	2.72%	2.79%	4,737,823	4,712,743

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at September 30, 2014 and 2013 were AA- and A+, respectively.

Net (Reduction) Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the non-life run-off segment for the nine months ended September 30, 2014 and 2013 (a reclassification of $12.0 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation):

	Nine Months Ended September 30,
	2014				2013
	Prior Periods	Current Period	Total	Variance	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$328,296	$3,873	$332,169		$208,699	$11,081	$219,780
Net change in case and LAE reserves	(250,778)	2,179	(248,599)		(212,966)	23,699	(189,267)
Net change in IBNR reserves	(205,172)	14,430	(190,742)		(77,146)	53,479	(23,667)

(Reduction) increase in estimates of net ultimate losses	(127,654)	20,482	(107,172)	114,018	(81,413)	88,259	6,846
Paid loss recoveries on bad debt provisions	(11,206)	—	(11,206)		—	—	—
Reduction in provisions for bad debt	(5,019)	—	(5,019)		(5,465)	—	(5,465)
Reduction in provisions for unallocated loss adjustment expense liabilities	(39,549)	—	(39,549)		(49,518)	—	(49,518)
Amortization of fair value adjustments	19,340	—	19,340		9,488	—	9,488

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(164,088)	$20,482	$(143,606)	104,957	$(126,908)	$88,259	$(38,649)

Nine Months Ended September 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2014 of $143.6 million included an increase in net ultimate losses and loss adjustment expense liabilities of $20.5 million related to current period earned premium of $33.5 million (primarily for the portion of the run-off business acquired with Torus). Excluding current period net ultimate losses and loss adjustment expense liabilities of $20.5 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $164.1 million, which was attributable to a reduction in estimates of net ultimate losses of $127.7 million, paid loss recoveries on provisions for bad debt of $11.2 million, a reduction in provisions for bad debt of $5.0 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $39.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.3 million.

The reduction in estimates of net ultimate losses relating to prior periods of $127.7 million was related primarily to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $25.9 million;

(ii)	a reduction in IBNR reserves of $46.3 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expense liabilities relating to non-commuted exposures in fourteen of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and favorable trend of loss development related to non-commuted policies compared to prior forecasts;

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of six commutations of assumed reinsurance liabilities; and

(iv)	favorable claims settlements during the nine months ended September 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $11.1 million.

The reduction in provisions for bad debt of $5.0 million for the nine months ended September 30, 2014 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Nine Months Ended September 30, 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2013 of $38.6 million included incurred losses and net change in IBNR reserves of $88.3 million related to premiums earned in the period by SeaBright. Excluding SeaBright’s increase in estimates of net ultimate losses of $88.3 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $126.9 million, which was attributable to a reduction in estimates of net ultimate losses of $81.4 million, a reduction in provisions for bad debt of $5.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $49.5 million, relating to 2013 run-off activity, partially offset by amortization of fair value adjustments of $9.5 million.

Excluding the impact of net ultimate losses of $88.3 million relating to SeaBright, the reduction in estimates of net ultimate losses of $81.4 million (comprised of net favorable incurred loss development of $4.3 million and reduction in IBNR reserves of $77.1 million) related primarily to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $27.0 million;

(ii)	a reduction in estimates of net ultimate losses of $21.7 million relating to the settlement of six commutations and policy buy-backs of assumed and ceded exposures including the commutation of one of our top ten ceded reinsurance balances recoverable; and

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

Acquisition Costs:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$7,550	$4,461	$12,011

Acquisition costs for the non-life run-off segment were $7.6 million and $12.0 million for the nine months ended September 30, 2014 and 2013, respectively. Acquisition costs are directly related to the amount of net premiums earned by us which, for the nine months ended September 30, 2014, primarily related to the portion of Torus’ business that was placed into run-off and, for the same period in 2013, directly related to SeaBright. A reclassification of $12.0 million was made from 2013 current period net losses paid to acquisition costs in order to conform to current year presentation.

Salaries and Benefits:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$85,011	$(8,708)	$76,303

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $85.0 million and $76.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in salaries and benefits was related primarily to:

(i)	an increase in the discretionary bonus provision of approximately $6.2 million due to the increase in net earnings for the nine months ended September 30, 2014 as compared to 2013. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability; and

(ii)	an increase in total salaries effective April 1, 2014, following a salary review across the segment, as compared to the same period in 2013 when a salary freeze had been in effect; partially offset by

(iii)	a reduction in our average headcount in our non-life segment from approximately 543 for the nine months ended September 30, 2013 to approximately 518 for the nine months ended September 30, 2014.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$51,439	$5,456	$56,895

General and administrative expenses for the non-life run-off segment decreased by $5.5 million from $56.9 million to $51.4 million during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease in expenses was primarily attributable to a reduction in bank facility arrangement fees of $6.0 million, partially offset by an increase in professional fees of $1.5 million.

Net Foreign Exchange (Losses) Gains:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$(5,892)	$(10,014)	$4,122

We recorded net foreign exchange losses for the non-life run-off segment of $5.9 million for the nine months ended September 30, 2014 as compared to net foreign exchange gains of $4.1 million for the nine months ended September 30, 2013. The net foreign exchange losses for the nine months ended September 30, 2014 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies.

The net foreign exchange gains for the nine months ended September 30, 2013 arose primarily as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated sharply against the U.S. dollar. These gains were partially offset by net foreign exchange losses incurred during the nine months ended September 30, 2013 arising as a result of holding surplus British pound assets at a time when the U.S. dollar was appreciating against this currency, along with net foreign exchange losses in the fair value of our Australian dollar forward exchange contract in place at that time.

In addition to the net foreign exchange (losses) gains recorded in our consolidated statement of earnings, we recorded in our unaudited condensed consolidated statement of comprehensive income currency translation adjustment gains (losses), net of noncontrolling interest, related to our non-life run-off segment of $0.1 million and $(9.5) million for the nine months ended September 30, 2014 and 2013, respectively. For both the nine months ended September 30, 2014 and 2013, the currency translation adjustments related primarily to our Australian-based subsidiaries.

Income Tax Expense:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$12,840	$873	$13,713

We recorded income tax expense for the non-life run-off segment of $12.8 million and $13.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The effective tax rate was 9.2% for the nine months ended September 30, 2014 as compared with 14.0% for the same period in 2013. In 2014, we had proportionately higher net income in our non-tax paying subsidiaries than in the prior period.

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

The following is a discussion and analysis of our results of operations for the Atrium segment for the three and nine months ended September 30, 2014, which are summarized below:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Atrium	Holding Companies	Enstar Specific Expenses	Total	Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$34,850	$—	$—	$34,850	$101,486	$—	$—	$101,486
Fees and commision income	5,340	—	—	5,340	15,635	—	—	15,635
Net investment income	468	—	—	468	1,445	—	—	1,445
Net realized and unrealized gains	133	—	—	133	30	—	—	30

	40,791	—	—	40,791	118,596	—	—	118,596

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	15,541	—	—	15,541	49,283	—	—	49,283
Acquisition costs	11,673	—	—	11,673	32,401	—	—	32,401
Salaries and benefits	5,127	—	—	5,127	12,886	—	—	12,886
General and administrative expenses	3,355	513	—	3,868	9,556	2,343	—	11,899
Interest expense	—	—	1,505	1,505	6	—	3,875	3,881
Net foreign exchange gains	(338)	—	—	(338)	(1,324)	—	—	(1,324)

	35,358	513	1,505	37,376	102,808	2,343	3,875	109,026

EARNINGS (LOSS) BEFORE INCOME TAXES	5,433	(513)	(1,505)	3,415	15,788	(2,343)	(3,875)	9,570
INCOME TAXES	(725)	—	—	(725)	(3,344)	—	—	(3,344)

NET EARNINGS (LOSS)	4,708	(513)	(1,505)	2,690	12,444	(2,343)	(3,875)	6,226
Less: Net (earnings) loss attributable to noncontrolling interest	(1,961)	216	—	(1,745)	(5,109)	961	—	(4,148)

NET EARNING (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,747	$(297)	$(1,505)	$945	$7,335	$(1,382)	$(3,875)	$2,078

Loss ratio (1)	44.6%				48.6%
Acquisition cost ratio (2)	33.5%				31.9%
Other operating expense ratio (3)	19.9%				18.7%

Combined Ratio (4)	98.0%				99.2%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned.
(3)

Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits expenses (after deducting bonus expenses and share grant costs of $1.6 million and $3.2 million for the three and nine months ended September 30, 2014, respectively) attributable to Atrium by net premiums earned. Other operating expense ratio is a non-GAAP financial measure because it excludes: (i) the bonus expense and the current year share grant cost components of salaries and benefits expenses (which relate to AUL managing agency employees and are principally funded through profit commissions earned by AUL from Syndicate 609) and (ii) the general and administrative expenses of the Atrium segment holding companies (which relate to amortization of intangible assets acquired). The most directly comparable GAAP financial measure would be to include all such expenses, which would result in a ratio of 25.8% and 24.4% for the three and nine months ended September 30, 2014, respectively. See “Non-GAAP Financial Measures” for more information on this ratio.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio (which is a non-GAAP financial measure, as described in footnote 3). Our historical combined ratio may not be indicative of future underwriting performance.

Three Months Ended September 30, 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of approximately $2.7 million for the three months ended September 30, 2014.

The results were primarily driven by:

(i)	net underwriting result of $7.7 million (net premiums earned of $34.9 million less $15.5 million in net increase in ultimate losses and loss adjustment expense liabilities and $11.7 million of acquisition costs);

(ii)	fees and commission income of $5.3 million; and

(iii)	net investment income and net realized and unrealized gains of $0.6 million; partially offset by

(iv)	salaries and benefits and general and administrative expenses of $9.0 million;

(v)	interest expense of $1.5 million; and

(vi)	income taxes of $0.7 million.

Noncontrolling interest in earnings of the Atrium segment of $1.7 million resulted in net earnings attributable to Enstar Group Limited of $0.9 million for the three months ended September 30, 2014. The noncontrolling interests’ share of earnings is greater than their 41.54% share of the Atrium segment’s net earnings primarily due to interest expense in respect of borrowings under our revolving credit facility that are recorded within the Atrium segment and 100% attributable to us.

Nine Months Ended September 30, 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of approximately $6.2 million for the nine months ended September 30, 2014.

The results were primarily driven by:

(i)	net underwriting result of $19.8 million (net premiums earned of $101.5 million less $49.3 million in net increase in ultimate losses and loss adjustment expense liabilities and $32.4 million of acquisition costs);

(ii)	fees and commission income of $15.6 million; and

(iii)	net investment income and net realized and unrealized gains of $1.5 million; partially offset by

(iv)	salaries and benefits and general and administrative expenses of $24.8 million;

(v)	interest expense of $3.9 million; and

(vi)	income taxes of $3.3 million.

Noncontrolling interest in earnings of the Atrium segment of $4.1 million resulted in net earnings attributable to Enstar Group Limited of $2.1 million for the nine months ended September 30, 2014.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and nine months ended September 30, 2014:

	Gross Premiums Written		Gross Premiums Written
	Three Months Ended September 30, 2014	% of Total Gross Premiums Written	Nine Months Ended September 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine Property	$5,669	16.6%	$19,576	16.1%
Property and Casualty Binding Authorities	7,683	22.6%	21,826	18.0%
Upstream Energy	3,165	9.3%	17,298	14.2%
Accident and Health	3,483	10.2%	11,647	9.6%
Reinsurance	2,099	6.2%	10,942	9.0%
Non Marine Property	4,514	13.3%	13,263	10.9%
Professional Liability	4,787	14.0%	13,425	11.0%
Aviation	521	1.5%	6,147	5.1%
War and Terrorism	2,160	6.3%	7,391	6.1%

Total	$34,081	100.0%	$121,515	100.0%

Gross premiums written were $34.1 million and $121.5 million for the three and nine months ended September 30, 2014, respectively.

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Atrium segment for the three and nine months ended September 30, 2014:

	Net Premiums Earned
	Three Months Ended September 30, 2014	% of Total Net Premiums Earned	Nine Months Ended September 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine Property	$5,431	15.6%	$16,211	16.0%
Property and Casualty Binding Authorities	6,782	19.5%	18,409	18.2%
Upstream Energy	4,551	13.0%	14,149	13.9%
Reinsurance	2,859	8.2%	8,671	8.5%
Accident and Health	3,619	10.4%	10,617	10.5%
Professional Liability	4,259	12.2%	11,161	11.0%
Non Marine Property	3,702	10.6%	10,978	10.8%
Aviation	1,459	4.2%	5,425	5.3%
War and Terrorism	2,188	6.3%	5,865	5.8%

Total	$34,850	100.0%	$101,486	100.0%

Net premiums earned were $34.9 million and $101.5 million for the three and nine months ended September 30, 2014, respectively.

Fees and Commission Income:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$5,340	$15,635

The Atrium segment earned fees and commission income of approximately $5.3 million and $15.6 million for the three and nine months ended September 30, 2014, respectively. The fees represent management and profit commission fees earned by us in relation to Atrium’s management of Syndicate 609.

Net Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

For the three months ended September 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $15.5 million, including net favorable prior period reserve development of $3.8 million due to claims improvement and reserve releases, largely related to our marine and non-marine property lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the current period of $19.3 million has been recorded based on expected loss ratios on current period earned premium.

For the nine months ended September 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $49.3 million, including net favorable prior period reserve development of $10.3 million due to claims improvement and reserve releases, largely related to our marine and non-marine property lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the nine months ended September 30, 2014 of $59.6 million has been recorded based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$5,127	$12,886

Salaries and benefits for the Atrium segment were $5.1 million and $12.9 million for the three and nine months ended September 30, 2014, respectively. For the three months ended September 30, 2014, these costs included salaries and benefits of $2.1 million, the total current and prior year share grant costs of $1.7 million and discretionary bonus costs of approximately $1.3 million. For the nine months ended September 30, 2014, the total of $12.9 million was comprised of salaries and benefits of $5.7 million, the total current and prior year share grant costs of $3.9 million and discretionary bonus of approximately $3.3 million. The total current and prior year share grant costs relate to the Atrium employee equity awards, which are described in “—Acquisitions”. Expenses relating to the discretionary bonus plan will be variable and dependent on Atrium’s overall profitability.

General and Administrative Expenses:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$3,868	$11,899

General and administrative expenses for the Atrium segment were $3.9 million and $11.9 million for the three and nine months ended September 30, 2014, respectively. This was comprised of $3.4 million and $9.6 million related to Atrium and Arden for the three and nine month periods ended

September 30, 2014, respectively, and related primarily to office expenses and professional fees. In addition, expenses of $0.5 million and $2.3 million for the three and nine months ended September 30, 2014, respectively, related primarily to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

Interest Expense:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$1,505	$3,881

Interest expense for the Atrium segment of $1.5 million and $3.9 million was recorded for the three and nine months ended September 30, 2014, respectively. The interest expense recorded in the segment was in respect of borrowings under our revolving credit facility that are recorded in the segment and 100% attributable to us.

Noncontrolling Interest:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$1,745	$4,148

We recorded noncontrolling interest in earnings of the Atrium segment of $1.7 million and $4.1 million for the three and nine months ended September 30, 2014. As of September 30, 2014, Trident, Dowling and Atrium management had a combined 41.54% noncontrolling interest in the Atrium segment.

Torus Segment

Our Torus segment is comprised of the operations and financial results of Bayshore, a holding company that owns Torus and its subsidiaries. Results related to Torus’ run-off lines of business are included within our non-life run-off segment.

The following is a discussion and analysis of our results of operations for the Torus segment for the three and nine months ended September 30, 2014, which are summarized below.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Torus	Holding Companies	Total	Torus	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$120,229	$—	$120,229	$258,468	$—	$258,468
Net investment income	2,930	—	2,930	4,295	—	4,295
Net realized and unrealized (losses) gains	(2,615)	—	(2,615)	603	—	603

	120,544	—	120,544	263,366	—	263,366

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	79,215	—	79,215	159,555	—	159,555
Acquisition costs	18,905	—	18,905	48,507	—	48,507
Salaries and benefits	19,102	1,087	20,189	36,072	1,717	37,789
General and administrative expenses	12,776	7,175	19,951	25,912	19,975	45,887
Net foreign exchange losses (gains)	3,386	(190)	3,196	4,000	(179)	3,821

	133,384	8,072	141,456	274,046	21,513	295,559

LOSS BEFORE INCOME TAXES	(12,840)	(8,072)	(20,912)	(10,680)	(21,513)	(32,193)
INCOME TAXES	—	—	—	(394)	—	(394)

NET LOSS	(12,840)	(8,072)	(20,912)	(11,074)	(21,513)	(32,587)
Less: Net loss attributable to noncontrolling interest	5,448	3,203	8,651	4,543	8,815	13,358

NET LOSS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(7,392)	$(4,869)	$(12,261)	$(6,531)	$(12,698)	$(19,229)

Loss ratio (1)	65.9%			61.7%
Acquisition cost ratio (2)	15.7%			18.8%
Other operating expense ratio (3)	26.5%			24.0%

Combined Ratio (4)	108.1%			104.5%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned.
(3)

Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits expenses attributable to Torus by net premiums earned. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative and salaries and benefits expenses of the Torus segment holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 33.4% and 32.4% for the three and nine months ended September 30, 2014, respectively. See “Non-GAAP Financial Measures” for more information on this ratio.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio (which is a non-GAAP financial measure, as described in footnote 3). Our historical combined ratio may not be indicative of future underwriting performance.

Three Months Ended September 30, 2014

For the Torus segment, we reported net loss, before net loss attributable to noncontrolling interest, of approximately $20.9 million for the three months ended September 30, 2014.

The results were primarily driven by:

(i)	salaries and benefits and general and administrative expenses of $40.1 million; and

(ii)	net foreign exchange losses of $3.2 million; partially offset by

(iii)	net underwriting result of $22.1 million (net premiums earned of $120.2 million less $79.2 million in net increase in ultimate losses and loss adjustment expense liabilities and $18.9 million of acquisition costs); and

(iv)	net investment income and net realized and unrealized losses of $0.3 million.

Noncontrolling interest in the loss of the Torus segment of $8.7 million resulted in net loss attributable to Enstar Group Limited of $12.3 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014

For the Torus segment, we reported net loss, before net loss attributable to noncontrolling interest, of approximately $32.6 million for the nine months ended September 30, 2014.

The results were primarily driven by:

(i)	salaries and benefits and general and administrative expenses of $83.7 million; and

(ii)	net foreign exchange losses of $3.8 million; partially offset by

(iii)	net underwriting result of $50.4 million (net premiums earned of $258.5 million less $159.6 million in net increase in ultimate losses and loss adjustment expense liabilities and $48.5 million of acquisition costs); and

(iv)	net investment income and net realized and unrealized gains of $4.9 million.

Noncontrolling interest in the loss of the Torus segment of $13.4 million resulted in net loss attributable to Enstar Group Limited of $19.2 million for the nine months ended September 30, 2014.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Torus segment for the three and nine months ended September 30, 2014:

	Gross Premiums Written		Gross Premiums Written
	Three Months Ended September 30, 2014	% of Total Gross Premiums Written	Nine Months Ended September 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Property	$39,965	25.4%	$85,820	26.1%
Marine & Excess Casualty	24,082	15.3%	45,180	13.8%
Aviation and Space	24,155	15.3%	47,105	14.3%
Non-U.S. Management and Professional Liability	2,624	1.7%	10,785	3.3%
Accident and Health	3,961	2.5%	6,889	2.1%
U.S. Management and Professional Liability	5,368	3.4%	12,728	3.9%
Healthcare	12,969	8.2%	21,815	6.6%
U.S. Casualty	31,130	19.7%	76,083	23.2%
Workers Compensation	13,401	8.5%	21,896	6.7%

Total	$157,655	100.0%	$328,301	100.0%

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Torus segment for the three and nine months ended September 30, 2014:

	Net Premiums Earned
	Three Months Ended September 30, 2014	% of Total Net Premiums Earned	Nine Months Ended September 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Property	$27,361	22.8%	$53,370	20.7%
Marine & Excess Casualty	25,185	20.9%	45,264	17.5%
Aviation and Space	18,366	15.3%	36,246	14.0%
Non-U.S. Management and Professional Liability	4,915	4.1%	15,146	5.9%
Accident and Health	2,242	1.9%	4,823	1.9%
U.S. Management and Professional Liability	6,374	5.3%	13,258	5.1%
Healthcare	8,122	6.8%	16,345	6.3%
U.S. Casualty	20,978	17.4%	44,788	17.3%
Workers Compensation	6,686	5.5%	10,607	4.1%
Other	—	0.0%	18,621	7.2%

Total	$120,229	100.0%	$258,468	100.0%

Net Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

For the three months ended September 30, 2014, we recorded a net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $79.2 million, including net favorable prior period reserve development of $5.4 million due to claims improvement and reserve releases, largely related to our marine and non-marine property lines of business. Net ultimate losses and loss adjustment expense liabilities for the current period of $84.6 million have been recorded based on expected loss ratios on current period earned premium and loss development during the three months ended September 30, 2014, including additional net losses incurred of $7.7 million in Torus’ power and utility business.

For the nine months ended September 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $159.6 million, including net favorable prior period reserve development of $5.4 million due to claims improvement and reserve releases, largely related to our marine and non-marine property lines of business. Net ultimate losses and loss adjustment expense liabilities for the current period of $164.9 million has been recorded based on expected loss ratios on current period earned premium and loss development during the nine months ended September 30, 2014, including additional net losses incurred of $7.7 million in Torus’ power and utility business.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$20,189	$37,789

Salaries and benefits expenses for the Torus segment were $20.2 million for the three months ended September 30, 2014. The salaries and benefits expenses were related primarily to $17.7 million of direct expense for employees of Torus, discretionary bonus costs accrued of approximately $1.4 million, and $1.1 million of holding company costs associated with employee share awards granted to certain Torus employees in the period.

Salaries and benefits costs for the Torus segment were $37.8 million for the nine months ended September 30, 2014. The salaries and benefits expenses were related primarily to $32.9 million of direct expense for employees of Torus, inclusive of discretionary bonus costs accrued of approximately $3.2 million, and $1.7 million of holding company costs associated with employee share awards granted to certain Torus employees in the period.

General and Administrative Expenses:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$19,951	$45,887

General and administrative expenses for the Torus segment were $20.0 million for the three months ended September 30, 2014. The amounts were comprised of $12.8 million directly incurred by Torus’ operations and $7.2 million relating to: (i) management fee expenses of $4.9 million charged by our non-life run-off segment to Bayshore primarily relating to our direct costs incurred in managing Torus; and (ii) expenses of $2.3 million related to the amortization of the definite-lived intangible assets.

General and administrative expenses for the Torus segment were $45.9 million for the nine months ended September 30, 2014. The amounts were comprised of $25.9 million directly incurred by Torus’ operations and $20.0 million of holding company costs relating to: (i) management fee expenses of $14.9 million charged by our non-life run-off segment to Bayshore primarily relating to our direct costs incurred in managing Torus; (ii) expenses of $2.3 million related to the amortization of the definite-lived intangible assets; and (iii) $2.8 million of acquisition related expenses incurred by Bayshore.

Noncontrolling Interest:

	September 30, 2014
	Three Months Ended	Nine Months Ended
	(in thousands of U.S. dollars)
Total	$(8,651)	$(13,358)

We recorded noncontrolling interest in the net loss of the Torus segment of $8.7 million and $13.4 million for the three and nine months ended September 30, 2014. As of September 30, 2014, Trident and Dowling held a combined 41.02% noncontrolling interest in the Torus segment.

Life and Annuities Segment

Three Months Ended September 30, 2014

The following is a discussion and analysis of our results of operations for our life and annuities segment for the three months ended September 30, 2014 and 2013, which are summarized below:

	Three Months Ended September 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$27,034	$30,540
Net investment income	9,783	9,719
Net realized and unrealized (losses) gains	(298)	1,495

	36,519	41,754

EXPENSES
Life and annuity policy benefits	26,549	31,095
Acquisition costs	3,785	2,237
Salaries and benefits	1,509	1,503
General and administrative expenses	2,707	5,345
Interest expense	165	474
Net foreign exchange gains	(887)	(65)

	33,828	40,589

EARNINGS BEFORE INCOME TAXES	2,691	1,165
INCOME TAXES	(969)	16

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,722	$1,181

Net Premiums Earned:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Term life insurance	$7,174	$(1,932)	$9,106
Assumed life reinsurance	6,470	4,867	1,603
Credit life and disability	13,390	(6,441)	19,831

	$27,034		$30,540

Net premiums earned in our life and annuities segment were $27.0 million and $30.5 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in net premiums earned was the result of the run-off of policies during the period. The premiums in the life and annuities segment are expected to decrease by approximately 15% per annum as the blocks of business continue to run-off and policies lapse. Acquisition costs for the three months ended September 30, 2014 and 2013 of approximately $3.8 million and $2.2 million, respectively, are associated with premiums earned by Pavonia. Substantially all of the net premiums earned in the three months ended September 30, 2014 and 2013 relate to the U.S. and Canadian business of the Pavonia companies.

For our life and annuities business, although the companies no longer write new business, the strategy differs from the non-life run-off business, in particular because the companies are unable to shorten the duration of the liabilities in this business through either early claims settlement, commutations or policy buy backs. Instead, the companies will hold the policies associated with the life and annuities business to their natural maturity or lapse and will pay claims as they fall due. We aim to earn profits in this segment through investments and operating efficiencies.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$9,783	$64	$9,719	$(298)	$(1,793)	$1,495

Net investment income for the life and annuities segment for the three months ended September 30, 2014 and 2013 was $9.8 million and $9.7 million, respectively.

Net realized and unrealized (losses) gains for the three months ended September 30, 2014 and 2013 were ($0.3) million and $1.5 million, respectively. The decrease in net realized and unrealized gains of $1.8 million was primarily due to unrealized losses on fixed maturity investments in respect of the Pavonia companies.

The current operation of one of the Pavonia companies relates solely to periodic payment annuities. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and as such we would not anticipate any unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises approximately 70% of the Pavonia investments. The remaining 30% of the Pavonia investments is comprised of fixed maturity investments classified as trading securities, which relate to the non-periodic payment annuity business.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)), earned by the life and annuities segment on its cash and investments for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	2.90%	3.27%	$1,270,125	$1,372,562
Other investments and equities	5.42%	—%	19,732	—
Combined overall	2.94%	3.27%	1,289,857	1,372,562

The average credit ratings of the fixed maturity investments of our life and annuities segment as at September 30, 2014 and 2013 were A+.

Life and Annuity Policy Benefits:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$11,637	$312	$11,949
Reductions in periodic payment annuity benefit reserves	(7,261)	831	(6,430)

Net change in periodic payment annuity benefit reserves	4,376		5,519

Net life claims benefits paid	22,161	8,467	30,628
Net change in life claims benefit reserves	(2,613)	(12,530)	(15,143)
Amortization of fair value adjustments	2,625	7,466	10,091

Net ultimate change in life benefit reserves	22,173		25,576

	$26,549	4,546	$31,095

Life and annuity policy benefits for our life and annuities segment were $26.5 million and $31.1 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in life and annuity policy benefits of $4.6 million was primarily due to a decrease in net life claims benefits paid. The decrease in lower net life claims paid was primarily due to a declining block of business as policies expire and lapse and net change in life claims benefits reserves. Net ultimate change in life benefit reserves of $22.2 million in the three months ended September 30, 2014 was comprised of net life claims benefits paid of $22.2 million and amortization of fair value adjustments of $2.6 million, partially offset by net change in life claims benefit reserves of $2.6 million.

General and Administrative Expenses:

	Three Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$2,707	$2,638	$5,345

General and administrative expenses for the life and annuities segment were $2.7 million and $5.3 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in expenses for the three months ended September 30, 2014 was primarily attributable to non-recurring costs incurred in 2013 in relation to the transition of the Pavonia business.

Nine Months Ended September 30, 2014

The following is a discussion and analysis of our results of operations for our life and annuities segment for the nine months ended September 30, 2014 and 2013, which are summarized below:

	Nine Months Ended September 30,
	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$81,122	$65,661
Fees and commission income	34	—
Net investment income	29,724	20,062
Net realized and unrealized gains (losses)	9,016	(9,344)

	119,896	76,379

EXPENSES
Life and annuity policy benefits	81,090	57,417
Acquisition costs	11,343	6,138
Salaries and benefits	5,912	2,710
General and administrative expenses	7,820	11,589
Interest expense	1,051	949
Net foreign exchange (gains) losses	(954)	128

	106,262	78,931

EARNINGS (LOSS) BEFORE INCOME TAXES	13,634	(2,552)
INCOME TAXES	(4,810)	(13)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,824	$(2,565)

Net Premiums Earned:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Term life insurance	$22,597	$2,569	$20,028
Assumed life reinsurance	16,967	8,686	8,281
Credit life and disability	41,558	4,206	37,352

	$81,122		$65,661

Net premiums earned in our life and annuities segment were $81.1 million and $65.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net premiums earned was the result of three additional months of premiums from Pavonia in 2014 as compared to 2013 (we acquired Pavonia on March 31, 2013). We recorded acquisition costs for the nine months ended September 30, 2014 and 2013 of approximately $11.3 million and $6.1 million, respectively, associated with premiums earned by Pavonia. Substantially all of the premiums earned relate to the U.S. and Canadian business of the Pavonia companies.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2014	Variance	2013	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$29,724	$9,662	$20,062	$9,016	$18,360	$(9,344)

Net investment income for the life and annuities segment for the nine months ended September 30, 2014 and 2013 was $29.7 million and $20.1 million, respectively. The increase was primarily due to the inclusion of the Pavonia companies for the full nine months for 2014. These cash and fixed maturity investments were acquired on March 31, 2013.

Net realized and unrealized gains (losses) for the nine months ended September 30, 2014 and 2013 were $9.0 million and $(9.3) million, respectively. The increase in net realized and unrealized gains of $18.4 million was primarily due to unrealized gains on fixed maturity investments in respect of the Pavonia companies. The gains were mostly due to declines across the U.S. yield curve versus increases in yields in the previous year.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the life and annuities segment on its cash and investments for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2014	2013	2014	2013
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	3.83%	1.53%	$1,306,396	$935,435
Other investments and equities	10.59%	—%	15,713	—
Combined overall	3.91%	1.53%	1,322,109	935,435

The average credit ratings of the fixed maturity investments for the life and annuities segment as at both September 30, 2014 and 2013 were A+.

Life and Annuity Policy Benefits:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$40,342	$(15,698)	$24,644
Reductions in periodic payment annuity benefit reserves	(21,767)	8,931	(12,836)

Net change in periodic payment annuity benefit reserves	18,575		11,808

Net life claims benefits paid	64,030	(16,004)	48,026
Net change in life claims benefit reserves	(11,832)	(3,178)	(15,010)
Amortization of fair value adjustments	10,317	2,276	12,593

Net ultimate change in life benefit reserves	62,515		45,609

	$81,090	(23,673)	$57,417

Life and annuity policy benefits for our life and annuities segment were $81.1 million and $57.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily attributable to the inclusion of the Pavonia business results for nine months in 2014 as opposed to six months in 2013. Net ultimate change in life benefit reserves in the nine months ended September 30, 2014 of $62.5 million was comprised of net life claims benefits paid of $64.0 million and amortization of fair value adjustments of $10.3 million, partially offset by net change in life claims benefit reserves of $11.8 million.

Salaries and Benefits:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$5,912	$(3,202)	$2,710

Salaries and benefits costs for the life and annuities segment were $5.9 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in salaries and benefits expenses for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to having nine months of Pavonia expenses in 2014 as compared to six months in 2013. In addition, during the six months ended September 30, 2013, the Pavonia employees generally worked pursuant to a transition services agreement, which was treated as general and administrative expense by Pavonia.

General and Administrative Expenses:

	Nine Months Ended September 30,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$7,820	$3,769	$11,589

General and administrative expenses for the life and annuities segment were $7.8 million and $11.6 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in expenses for the nine months ended September 30, 2014 was primarily attributable to non-recurring salary related transition costs incurred during the nine months ended September 30, 2013.

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

At September 30, 2014, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $7.65 billion, compared to $6.56 billion at December 31, 2013. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Reinsurance Balances Recoverables

Our acquired insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. Our insurance and reinsurance subsidiaries remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.

On an annual basis, both Torus and Atrium purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of Torus’ total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

As of September 30, 2014 and December 31, 2013, we had, excluding reinsurance recoverables related to our life and annuities segment, reinsurance balances recoverable of $1.45 billion and $1.33 billion, respectively. The increase of $120.2 million in reinsurance balances recoverable was primarily a result of the Torus acquisition, partially offset by commutations and cash collections made during the period ended September 30, 2014.

As at September 30, 2014, the reinsurance balances recoverable associated with our life and annuities business consists of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers are rated A- and above by a major rating agency.

For September 30, 2014 and December 31, 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $324.4 million and $338.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers using management judgment. As part of this process, ceded incurred but not reported (or IBNR) reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life run-off reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of September 30, 2014 decreased to 18.0% as compared to 19.9% as of December 31, 2013, primarily as a result of reinsurance balances recoverable of Torus acquired during the year that required minimal provisions for uncollectible reinsurance recoverable, and cash collections from reinsurers with minimal bad debt provisions.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
Total cash provided by (used in):	2014	2013
	(in thousands of U.S. dollars)
Operating activities	$437,825	$(125,600)
Investing activities	(284,678)	(263,569)
Financing activities	137,670	266,035
Effect of exchange rate changes on cash	(13,043)	(11,196)

Net increase (decrease) in cash and cash equivalents	277,774	(134,330)
Cash and cash equivalents, beginning of period	643,841	654,890

Cash and cash equivalents, end of period	$921,615	$520,560

See “Item 1. Financial Statements—Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2014 and 2013” for further information.

Operating

Net cash provided by our operating activities for the nine month period ended September 30, 2014 was $437.8 million compared to net cash used of $125.6 million for the nine month period ended September 30, 2013. This $563.4 million increase was due primarily to the following:

(i)	a decrease of $671.3 million in purchases of trading securities between 2014 and 2013; and

(ii)	an increase of $238.8 million in sales and maturities of trading securities between 2014 and 2013; partially offset by

(iii)	a decrease in the net changes in assets and liabilities of $366.7 million between 2014 and 2013.

Investing

Investing cash flows consist primarily of net proceeds on the sale and purchase of available-for-sale and other investments, as well as cash used for acquisitions, net of cash acquired. Net cash used in investing activities was $284.7 million during the nine month period ended September 30, 2014 compared to $263.6 million during the nine month period ended September 30, 2013. The decrease of $21.1 million between 2014 and 2013 was due primarily to the following:

(i)	a decrease of $346.3 million in net cash used for acquisitions between 2014 and 2013, due primarily to the acquisitions of Pavonia, Arden, and Atrium during 2013 as compared to the Torus acquisition during 2014, which required significantly less cash used because we funded the majority of our share of the purchase price by issuing new shares; partially offset by

(ii)	a decrease of $82.8 million in the sales and maturities of available-for-sale securities;

(iii)	an increase of $210.2 million in the funding of other investments between 2014 and 2013 due largely to the increased size of our investment portfolio following the Torus acquisition, including an increased allocation to other investments during 2014; and

(iv)	an increase of $97.2 million in the purchase of available-for-sale securities between 2014 and 2013.

Financing

Net cash provided by financing activities was $137.7 million during the nine month period ended September 30, 2014 compared to $266.0 million during the nine month period ended September 30, 2013. The decrease of $128.4 million in cash provided by financing activities was primarily attributable to the following:

(i)	a decrease of $204.8 million in cash received attributable to bank loans between 2014 and 2013 and an increase of $159.7 million in the repayment of bank loans between 2014 and 2013; and

(ii)	a distribution of capital to noncontrolling interest of $10.0 million in 2014 compared to $nil in 2013; partially offset by

(iii)	an increase in contributions by noncontrolling and redeemable noncontrolling interests of $258.3 million between 2014 and 2013 primarily associated with the Torus acquisition.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturity investments, equities and other investments, were $7.65 billion as of September 30, 2014 compared to $6.56 billion as of December 31, 2013, an increase of $1.1 billion. The increase in cash and invested assets resulted principally from the completion of the acquisition of Torus.

We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities; (ii) available-for-sale portfolios of fixed maturity and short-term investments; and (iii) a held-to-maturity portfolio of fixed maturity investments. Our available-for-sale and trading portfolios are recorded at fair value.

Our held-to-maturity portfolio relates to our periodic payment annuities business within our life and annuities segment. In an effort to match the expected cash flow requirements of the long-term liabilities associated with the business, we invest a portion of our fixed maturity investments in longer duration securities that we intend to hold to maturity. We classify these securities as held-to-maturity in our unaudited condensed consolidated balance sheet. This held-to-maturity portfolio is recorded at amortized cost. As a result, we do not record changes in the fair value of this portfolio, which should reduce the impact on shareholders’ equity of fluctuations in fair value of those investments.

The table below shows the aggregate amounts of our investments carried at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$735,369	13.7%	$468,289	10.0%
Non-U.S. government	505,850	9.4%	562,516	12.1%
Corporate	2,205,030	41.0%	2,201,579	47.2%
Municipal	28,386	0.5%	41,034	0.9%
Residential mortgaged-backed	326,470	6.1%	235,964	5.1%
Commercial mortgage-backed	154,011	2.9%	114,637	2.5%
Asset-backed	442,939	8.2%	285,066	6.1%

Fixed maturity investments	4,398,055	81.8%	3,909,085	83.9%
Other investments	842,555	15.7%	569,293	12.2%
Equities—U.S.	75,881	1.4%	115,285	2.5%
Equities—International	58,517	1.1%	66,748	1.4%

Total investments	$5,375,008	100.0%	$4,660,411	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$19,758	2.4%	$18,132	2.3%
Non-U.S. government	36,335	4.3%	22,327	2.8%
Corporate	782,380	93.3%	759,100	94.9%

Total investments	$838,473	100.0%	$799,559	100.0%

As at September 30, 2014, we held investments on our balance sheet totaling $6.22 billion compared to $5.52 billion at December 31, 2013, with net unrealized depreciation included in accumulated comprehensive income of $(0.9) million at September 30, 2014 compared to $3.1 million at December 31, 2013. As at September 30, 2014, we had approximately $3.7 billion of restricted assets, including restricted cash, compared to approximately $2.9 billion at December 31, 2013.

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

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds, a real estate debt fund, CLO equities and a CLO equity fund. At September 30, 2014, these other investments totaled $842.6 million, or 13.5%, of our total balance sheet investments (December 31, 2013: $569.3 million or 10.3%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our periodic payment annuity, or PPA, business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at September 30, 2014, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at September 30, 2014, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
Due in one year or less	$879,122	16.8%	$871,881	18.5%
Due after one year through five years	2,409,826	46.0%	2,114,772	44.9%
Due after five years through ten years	371,544	7.1%	478,033	10.2%
Due after ten years	652,616	12.5%	608,291	12.9%

	4,313,108	82.4%	4,072,977	86.5%
Residential mortgage-backed	326,470	6.2%	235,964	5.0%
Commercial mortgage-backed	154,011	2.9%	114,637	2.4%
Asset-backed	442,939	8.5%	285,066	6.1%

Total	$5,236,528	100.0%	$4,708,644	100.0%

As at September 30, 2014 and December 31, 2013, our fixed maturity and short-term investment portfolios had an average credit quality rating of AA- and A+, respectively. At September 30, 2014 and December 31, 2013, our fixed maturity investments rated BBB or lower comprised 8.9% and 9.5% of our total investment portfolio, respectively.

At September 30, 2014, we had $162.4 million of short-term investments (December 31, 2013: $313.5 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At September 30, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$734,167	$735,369	13.7%	$—	$734,619	$—	$—	$—	$750
Non-U.S. government	508,675	505,850	9.4%	183,660	204,412	75,354	29,863	12,561	—
Corporate	2,208,827	2,205,030	41.1%	128,342	614,259	1,097,071	308,896	35,971	20,491
Municipal	28,057	28,386	0.5%	6,096	14,420	7,870	—	—	—
Residential mortgage-backed	326,157	326,470	6.1%	26,810	288,895	4,324	1,662	1,234	3,545
Commercial mortgage-backed	154,256	154,011	2.9%	85,765	21,626	21,668	19,608	1,132	4,212
Asset-backed	442,857	442,939	8.2%	256,526	64,260	28,627	14,207	79,319	—

Total fixed maturity and short-term investments	$4,402,996	4,398,055	81.9%	687,199	1,942,491	1,234,914	374,236	130,217	28,998

				15.6%	44.2%	28.1%	8.5%	3.0%	0.6%
Equities
U.S.		75,881	1.4%	—	—	—	—	—	75,881
International		58,517	1.1%	—	—	—	—	—	58,517

Total equities		134,398	2.5%	—	—	—	—	—	134,398

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		212,532	3.9%	—	—	—	—	—	212,532
Fixed income funds		311,088	5.8%	—	—	—	—	—	311,088
Fixed income hedge funds		66,822	1.2%	—	—	—	—	—	66,822
Equity fund		154,280	2.9%	—	—	—	—	—	154,280
Real estate debt fund		33,636	0.6%	—	—	—	—	—	33,636
CLO equities		23,166	0.4%	—	—	—	—	—	23,166
CLO equity fund		36,506	0.7%	—	—	—	—	—	36,506
Other		4,525	0.1%	—	—	—	—	—	4,525

Total other investments		842,555	15.6%	—	—	—	—	—	842,555

				0%	0%	0%	0%	0%	100.0%
Total investments		$5,375,008	100.0%	$687,199	$1,942,491	$1,234,914	$374,236	$130,217	$1,005,951

				12.8%	36.1%	23.0%	7.0%	2.4%	18.7%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$468,198	$468,289	10.0%	$4,391	$458,477	$434	$—	$—	$4,987
Non-U.S. government	553,724	562,516	12.1%	215,224	208,322	115,423	11,095	12,452	—
Corporate	2,197,955	2,201,579	47.2%	143,552	542,216	1,052,315	388,815	26,507	48,174
Municipal	40,889	41,034	0.9%	8,500	25,355	7,179	—	—	—
Residential mortgage-backed	236,984	235,964	5.1%	12,596	204,217	7,507	3,960	809	6,875
Commercial mortgage-backed	115,351	114,637	2.5%	38,081	31,893	29,631	8,826	6,206	—
Asset-backed	283,940	285,066	6.1%	207,146	34,808	13,260	4,733	7,174	17,945

Total fixed maturity and short-term investments	$3,897,041	3,909,085	83.9%	629,490	1,505,288	1,225,749	417,429	53,148	77,981

				16.1%	38.5%	31.3%	10.7%	1.4%	2.0%
Equities
U.S.		115,285	2.5%	—	—	—	—	—	115,285
International		66,748	1.4%	—	—	—	—	—	66,748

Total equities		182,033	3.9%	—	—	—	—	—	182,033

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		161,229	3.5%	—	—	—	—	—	161,229
Fixed income funds		194,375	4.2%	—	—	—	—	—	194,375
Fixed income hedge funds		68,157	1.4%	—	—	—	—	—	68,157
Equity fund		109,355	2.3%	—	—	—	—	—	109,355
Real estate debt fund		32,113	0.7%	—	—	—	—	—	32,113
Other		4,064	0.1%	—	—	—	—	—	4,064

Total other investments		569,293	12.2%	—	—	—	—	—	569,293

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$4,660,411	100.0%	$629,490	$1,505,288	$1,225,749	$417,429	$53,148	$829,307

				13.5%	32.3%	26.3%	9.0%	1.1%	17.8%

The following tables summarize the composition of the amortized cost and fair value of our held-to-maturity fixed maturity investments as at September 30, 2014 and December 31, 2013 by ratings as assigned by major rating agencies.

At September 30, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$20,158	$19,758	2.4%	$6,519	$13,179	$—	$—	$—	$60
Non-U.S. government	36,794	36,335	4.3%	0	30,596	5,739	—	—	—
Corporate	788,658	782,380	93.3%	46,968	204,709	484,372	35,744	10,275	312

Total fixed maturity investments	$845,610	$838,473	100.0%	$53,487	$248,484	$490,111	$35,744	$10,275	$372

				6.4%	29.6%	58.4%	4.3%	1.2%	0.1%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$19,992	$18,132	2.3%	$—	$18,058	$—	$—	$—	$74
Non-U.S. government	23,592	22,327	2.8%	—	22,327	—	—	—	—
Corporate	815,803	759,100	94.9%	44,552	198,803	463,000	47,157	5,125	462

Total fixed maturity investments	$859,387	$799,559	100.0%	$44,552	$239,188	$463,000	$47,157	$5,125	$536

				5.6%	29.9%	57.9%	5.9%	0.6%	0.1%

Eurozone Exposure

At September 30, 2014, we did not own any investments in fixed maturity investments (which includes bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain. Our fixed maturity investments and fixed income funds exposures to Eurozone Governments (which includes regional and municipal governments including guaranteed agencies) as at September 30, 2014 by rating are highlighted in the following table:

	Ratings
	AAA	AA	A	Not Rated	Total
	(in thousands of U.S. dollars)
Germany	$46,365	$20,435	$—	$—	$66,800
Supranational	6,390	2,292	—	—	8,682
Netherlands	5,492	20,616	—	—	26,108
France	—	31,893	8,007	—	39,900
Finland	2,020	—	—	—	2,020
Belgium	—	2,691	—	—	2,691
Austria	—	2,280	—	—	2,280

	60,267	80,207	8,007	—	148,481
Euro Region Government Funds	—	—	—	11,518	11,518

	$60,267	$80,207	$8,007	$11,518	$159,999

Our fixed maturity investments exposure to Eurozone Governments (which include regional and municipal governments including guaranteed agencies) as at September 30, 2014 by maturity date are highlighted in the following table. Our fixed income fund holdings have daily liquidity and are not included in the maturity table below.

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$12,265	$873	$12,074	$8,661	$32,927	$66,800
Supranational	—	2,036	—	1,149	5,497	8,682
Netherlands	—	2,623	573	8,767	14,145	26,108
France	—	—	3,929	8,154	27,817	39,900
Finland	—	—	—	2,020	—	2,020
Belgium	—	—	—	2,691	—	2,691
Austria	—	—	—	1,407	873	2,280

	$12,265	$5,532	$16,576	$32,849	$81,259	$148,481

At September 30, 2014, we owned investments in corporate securities (which includes bonds that are classified as cash and cash equivalents) of issuers where the ultimate parent company was located within the Eurozone. This includes securities that were issued by subsidiaries whose location was outside of the Eurozone. Our exposure as at September 30, 2014 by country and listed by rating, sector and maturity date is highlighted in the following tables:

	Ratings
	AAA	AA	A	BBB	Not Rated	Total
	(in thousands of U.S. dollars)
Germany	$5,987	$1,545	$15,589	$5,623	$497	$29,241
Belgium	2,409	—	3,583	—	—	5,992
Netherlands	9,196	51,247	17,546	11,296	614	89,899
Norway	381	—	—	—	—	381
France	3,929	28,003	16,731	7,380	—	56,043
Spain	—	—	—	12,430	—	12,430
Italy	—	—	8,955	1,825	—	10,780
Luxembourg	—	2,359	814	1,159	—	4,332
Finland	417	—	—	—	—	417

	$22,319	$83,154	$63,218	$39,713	$1,111	$209,515

	Sector
	Financial	Energy	Industrial	Telecom	Utility	Other	Total
	(in thousands of U.S. dollars)
Germany	$16,584	$—	$7,866	$107	$1,630	$3,054	$29,241
Belgium	1,266	—	270	—	2,047	2,409	5,992
Netherlands	60,088	13,495	5,546	823	3,820	6,127	89,899
Norway	—	—	—	—	—	381	381
France	18,125	19,115	13,076	3,671	278	1,778	56,043
Spain	1,971	693	—	8,678	—	1,088	12,430
Italy	1,150	8,955	—	—	675	—	10,780
Luxembourg	3,990	—	342	—	—	—	4,332
Finland	417	—	—	—	—	—	417

	$103,591	$42,258	$27,100	$13,279	$8,450	$14,837	$209,515

	By Maturity Date
	3 months or less	3 to 6 months	6 months to 1 year	1 to 2 years	more than 2 years	Total
	(in thousands of U.S. dollars)
Germany	$1,878	$4,979	$7,667	$7,163	$7,554	$29,241
Belgium	—	—	—	3,313	2,679	5,992
Netherlands	18,571	6,236	11,585	22,746	30,761	89,899
Norway	—	—	—	381	—	381
France	433	—	6,891	15,562	33,157	56,043
Ireland	—	—	—	—	—	—
Spain	—	3,268	—	7,010	2,152	12,430
Italy	—	—	—	1,825	8,955	10,780
Luxembourg	191	—	—	814	3,327	4,332
Finland	—	—	—	417	—	417

	$21,073	$14,483	$26,143	$59,231	$88,585	$209,515

Fixed maturity investments issued by companies located in the United Kingdom and Switzerland are not included in the tables.

None of the fixed maturity investments we owned at September 30, 2014 were considered impaired and we do not expect to incur any significant losses on these securities.

Loans Payable

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions and significant new business transactions and our EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes. We draw down on the loan facilities at the time of an acquisition or significant new business transactions although in some circumstances we have made additional draw-downs to refinance existing debt of the acquired company.

We made the following repayments and borrowings under our loan facilities during the nine months ended September 30, 2014:

EGL Revolving Credit Facility

As described in “—Recent Developments—New Revolving Credit Facility,” we entered into the Credit Agreement providing for the EGL Revolving Credit Facility on September 16, 2014. The EGL Revolving Credit Facility is a new, $500 million, five-year unsecured facility that replaces and refinances the Prior Revolving Credit Facility.

As of September 30, 2014, the unused portion of the EGL Revolving Credit Facility was approximately $180.5 million.

Clarendon Facility

On September 30, 2014, we fully repaid the remaining $66.0 million of outstanding principal and accrued interest on our term facility related to the acquisition of Clarendon, or the Clarendon Facility, from the proceeds of distributions from Clarendon. We had previously repaid $13.0 million of the outstanding principal on the Clarendon Facility on March 17, 2014. All security pursuant to the Clarendon Facility was released in connection with the full repayment of the facility.

SeaBright Facility

On June 25, 2014, we fully repaid the remaining $89.0 million of outstanding principal and accrued interest on our term facility related to the acquisition of SeaBright, or the SeaBright Facility, from the proceeds of distributions from SeaBright. We had previously repaid $22.0 million of the outstanding principal on the SeaBright Facility on March 31, 2014. All security pursuant to the SeaBright Facility was released in connection with the full repayment of the facility.

Total amounts of loans payable outstanding, including accrued interest, as of September 30, 2014 and December 31, 2013, totaled $320.2 million and $452.4 million, respectively.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at September 30, 2014 and updates the table on page 114 of our Annual Report on Form 10-K for the year ended December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$5,125.0	$1,131.8	$1,870.2	$829.8	$1,293.2
Policy benefits for life and annuity contracts (2)	2,611.1	83.4	152.0	138.6	2,237.1
Operating lease obligations	46.9	12.0	17.2	13.8	3.9
Investing Activities
Investment commitments	107.4	43.9	56.0	7.5	—
Financing Activities
Acquisition funding	218.0	218.0	—	—	—
Loan repayments (including estimated interest payments)	331.2	193.3	137.9	—	—

Total	$8,439.6	$1,682.4	$2,233.3	$989.7	$3,534.2

(1)	The reserves for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of September 30, 2014 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of September 30, 2014 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at September 30, 2014 of $1,228.6 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments as at September 30, 2014 and December 31, 2013:

September 30, 2014			December 31, 2013
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
(in thousands of U.S. dollars)
$ 311,000	$ 203,741	$ 107,259	$ 291,000	$ 176,760	$ 114,240

Guarantees

As at September 30, 2014 and December 31, 2013, we had, in total, parental guarantees supporting the obligations of our subsidiary, Fitzwilliam Insurance Limited, in the amount of $265.2 million and $228.5 million, respectively.

Acquisitions and Significant New Business

We have entered into definitive agreements with respect to: (i) the purchase of Companion Property and Casualty Insurance Company, which is expected to close in the fourth quarter of 2014; and (ii) the Reciprocal of America loss portfolio transfer, which is expected to close in the fourth quarter of 2014. The Companion acquisition agreement is described in “—Acquisitions,” and the Reciprocal of America agreement is described in “—Significant New Business.”

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

Off-Balance Sheet and Special Purpose Entity Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Non-GAAP Financial Measures

In “Segment Reporting—Atrium” and “Segment Reporting—Torus” above, we provide loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio in our discussions of the results for the Atrium and Torus segments in order to provide more complete information regarding our underwriting results for these businesses. The ratios are calculated by dividing the related expense by net earned premiums, and the combined ratio is the sum of these ratios. Our other operating expense ratios are considered to be “non-GAAP” financial measures, which may be defined or calculated differently by other companies. We calculate other operating expense ratio by dividing the sum of general and administrative expenses and salaries and benefits expenses attributable to Atrium and Torus, respectively, by net premiums earned. Other operating expense ratio excludes the expenses of the holding companies within the segments, such as holding company general and administrative expenses and salaries and benefits expenses, if any, that are not attributable to Atrium, Arden and Torus, respectively. We believe this is the most meaningful presentation because the excluded expenses are not incremental and/or directly attributable to the individual underwriting operations at these companies. For the Atrium segment, bonus expenses and current year share grant costs are also excluded from salaries and benefits expenses when calculating the Atrium segment’s other operating expense ratio. We believe this is the most meaningful presentation because the bonus expenses and current year share grant costs relate to AUL managing agency employees and are principally funded by the profit commission fees earned from Syndicate 609. The most directly comparable GAAP financial measures would be calculated by dividing the sum of all general and administrative expenses and salaries and benefits expenses for the Atrium and Torus segments (including holding company expenses), respectively, by net premiums earned.

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

Factors that could cause actual results to differ materially from those suggested by the forward looking statements include, but are not limited to, the following:

•	risks associated with implementing our business strategies and initiatives;

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, affect the ability of our subsidiaries to operate in the ordinary course or to make distributions to us, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system or human failures and external hazards;

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities, address operational challenges, support our planned growth and assimilate acquired companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;

•	risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•	risks relating to our life and annuities business, including mortality and morbidity rates, lapse rates, the performance of assets to support the insured liabilities, and the risk of catastrophic events;

•	risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to the active underwriting market;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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

Interest Rate Risk

We have calculated the effect that an immediate parallel shift in the U.S. interest rate yield curve would have on our cash and fixed maturity investments at September 30, 2014 and December 31, 2013. The modeling of this effect was performed on cash and fixed maturity investments classified as trading and available-for-sale. The results of this analysis are summarized in the table below.

Interest Rate Movement Analysis on Market Value

of Cash and Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At September 30, 2014	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,878	$5,853	$5,822	$5,788	$5,754
Market Value Change from Base	1.0%	0.5%	0%	(0.6)%	(1.2)%
Change in Unrealized Value	$56	$31	$0	$(34)	$(68)

At December 31, 2013	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$4,999	$4,979	$4,951	$4,919	$4,888
Market Value Change from Base	1.0%	0.6%	0%	(0.7)%	(1.3)%
Change in Unrealized Value	$48	$28	$0	$(32)	$(63)

Credit Risk

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At September 30, 2014, approximately 56.0% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2013: 51.4%) with 10.5% (December 31, 2013: 12.8%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of AA- (December 31, 2013: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

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

As at September 30, 2014 and December 31, 2013, reinsurance balances recoverable with a carrying value of $330.1 million and $256.2 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. One of the reinsurers accounting for $156.9 million of reinsurance balances recoverable as at September 30, 2014 was rated A+, while the remaining $173.2 million of reinsurance balances recoverable as at September 30, 2014 were secured by trust funds held for the benefit of our insurance and reinsurance subsidiaries.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at September 30, 2014 was $288.7 million (December 31, 2013: $291.4 million). At September 30, 2014 the impact of a 10% decline in the overall market prices of our equities at risk would be $28.9 million (December 31, 2013: $29.1 million), on a pre-tax basis.

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

We have exposure to foreign currency risk due to our ownership of our Irish, U.K., Canadian and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian Dollar and Australian dollar.

The foreign exchange gain or loss resulting from the translation of our subsidiaries’ financial statements (expressed in Euro, British pound, Canadian Dollar and Australian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.

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

The table below summarizes our net exposure as of September 30, 2014 and December 31, 2013 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

September 30, 2014	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$35.3	$49.5	$5.5	$11.7	$(18.9)	$83.1

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$3.5	$5.0	$0.5	$1.2	$(1.9)	$8.3

December 31, 2013	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$67.0	$18.0	$1.0	$16.0	$(10.0)	$92.0

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$6.7	$1.8	$0.1	$1.6	$(1.0)	$9.2

(1)	Assumes 10% change in U.S. dollar relative to other currencies

The table below summarizes our net exposure as of September 30, 2014 and December 31, 2013 to foreign currencies for our subsidiaries whose functional currency is Australian dollars:

September 30, 2014	Euro	GBP	CDN	USD	NZD	Total
Total net foreign currency exposure	$3.6	$(0.2)	$(1.0)	$32.8	$2.8	$38.0

Pre-tax impact of a 10% movement of the Australian dollar (1)	$0.3	$0.0	$(0.1)	$3.3	$0.3	$3.8

December 31, 2013	Euro	GBP	CDN	USD	NZD	Total
Total net foreign currency exposure	$4.0	$1.0	$(2.0)	$43.0	$3.0	$49.0

Pre-tax impact of a 10% movement of the Australian dollar (1)	$0.4	$0.1	$(0.2)	$4.3	$0.3	$4.9

(1)	Assumes 10% change in Australian dollar relative to other currencies

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2014. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2014.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

Exhibit Index

Exhibit No.	Description

2.1¿	Stock Purchase Agreement, dated August 26, 2014, by and among Enstar Group Limited, Sussex Holdings, Inc. and Blue Cross and Blue Shield of South Carolina (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 2, 2014).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1*†	Enstar Group Limited Amended and Restated Employee Share Purchase Plan, as amended and restated effective September 1, 2014.

10.2	Revolving Credit Facility Agreement, dated September 16, 2014, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC and Royal Bank of Canada as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 16, 2014).

10.3*†	Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and between Enstar Group Limited and Dominic F. Silvester, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 19, 2012), and Letter Agreement (dated August 11, 2014).

10.4*†	Employment Agreement, effective May 1, 2007, by and between the Company and Paul J. O’Shea, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 25, 2012), and Letter Agreement (dated August 12, 2014).

10.5*†	Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Nicholas A. Packer, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 25, 2012), and Letter Agreement (dated August 11, 2014).

10.6*†	Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Richard J. Harris, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 19, 2012), and Letter Agreement (dated August 11, 2014).

15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request
†	denotes management contract or compensatory arrangement