Form 10-K
period 2014-12-31
Enstar Group LTD
filed 2015-03-02
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $1.15 billion.

As of February 26, 2015, the registrant had outstanding 15,804,012 voting ordinary shares and 3,439,652 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2015 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report and the documents incorporated by reference contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this annual report and the documents incorporated by reference, which could cause actual results to differ materially from those suggested by the forward looking statements. These factors include:

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

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system, data security or human failures and external hazards;

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

•

risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade or withdrawal, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to our active underwriting businesses;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

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

Company Overview

Enstar Group Limited, or Enstar, is a Bermuda-based holding company that was formed in 2001 and became publicly traded in 2007. We are listed on the NASDAQ Global Select Market under the ticker symbol “ESGR.” We and our operating subsidiaries acquire and manage diversified insurance businesses through a network of service companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations.

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies.

Our core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 65 insurance and reinsurance companies and portfolios of insurance and reinsurance business. We also operate active underwriting businesses, including the Atrium group of companies, which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609, and the Torus group of companies, an A- rated global specialty insurance group with multiple global underwriting platforms. We also operate closed life and annuities businesses.

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

•	Profitably Underwrite Selected Specialty Lines and Utilize our Active Underwriting Platforms to Enhance Future Growth Opportunities. Through our Atrium and Torus segments, we selectively underwrite in chosen specialty lines where we believe we can operate with competitive advantages, focusing on balancing risk exposures and selectively growing organically. When we acquire run-off businesses, our active underwriting companies review opportunities to capture profitable active business from the transaction where aligned with our underwriting growth strategies.

•

Prudently Manage Investments and Capital.    In managing our investments and deploying our capital, we strive to achieve superior risk-adjusted returns with the objective of maximizing profitability and long-term growth in shareholder value, while recognizing our liquidity needs for future liabilities. We manage our investments in a manner that attempts to correlate the maturity and duration of our investment portfolio to our general liability profile. We manage our capital by aiming to deploy capital efficiently to acquisitions and to establish adequate loss reserves that we believe will protect against future adverse developments. We also explore opportunities to generate enhanced returns on our assets where we believe any additional risk can be managed consistently with our approach in our insurance and reinsurance operations.

Recent Transactions

Our transactions take the form of either acquisitions of companies or portfolio transfers, where a reinsurance contract transfers risk from the insurance or reinsurance company to one of our companies. Acquisitions and portfolio transfers (also referred to as “significant new business”) completed or signed since the beginning of 2012 are outlined in the tables below.

The substantial majority of our acquisitions have been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business. While our core focus remains the acquisition and management of non-life run-off business, in recent years, we expanded our business by entering into the active underwriting business through our acquisitions of Atrium Underwriting Group Limited (or Atrium) and Torus Insurance Holdings Limited (or Torus). We believe that Atrium and Torus provide an additional earnings stream, and also enhance our ability to compete for acquisition targets by providing opportunities for us, primarily through Torus, to acquire renewal rights or provide loss portfolio reinsurance in connection with such acquisitions, which may be attractive to certain vendors or may present alternative ways in which proposed transactions can be structured.

We entered the active underwriting business through our acquisitions of Atrium Underwriting Group Limited (or Atrium) on November 25, 2013 and Arden Reinsurance Company Ltd (or Arden) on September 9, 2013. Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages and underwrites specialist insurance and reinsurance business for Lloyd’s Syndicate 609. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd, provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Arden provides reinsurance to Atrium 5 Ltd. through an approximate 65% quota share reinsurance arrangement, and is currently in the process of running off certain other portfolios of run-off business. Atrium was an attractive opportunity to us primarily because of its skilled underwriting and management teams and strong historical performance at Lloyd’s.

We acquired Torus, an A- rated global specialty insurer with multiple global underwriting platforms, including Lloyd’s Syndicate 1301 on April 1, 2014. Torus offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S. and Bermuda. Prior to acquisition, Torus ceased underwriting certain lines of business in order to focus on core property, casualty and specialty lines. The results of the discontinued lines of business which were placed into run-off are included within our non-life run-off segment. Torus was formed in 2008 and had grown significantly but generally at the expense of its profitability. Since the acquisition, Torus has shifted its strategy to concentrate on profitable lines of business, started a cost reduction program and enhanced its management team. We believe this has laid the foundation for Torus to be a successful global business in its own right, as well as providing a basis for enhancing our non-life run-off acquisition opportunities and returns.

While the management of claims and control of expenses are Enstar’s core competencies, active underwriting is a relatively new exposure for us. Accordingly, we partnered with the Trident V funds (managed by Stone Point Capital LLC) in the acquisitions of Atrium, Arden and Torus, with Enstar taking an approximate 59.0% equity interest, Trident V taking an approximate 39.3% equity interest in each transaction, and Dowling Capital Partners, L.P. (or Dowling) taking a 1.7% equity interest in each transaction. Stone Point Capital is a financial services-focused private equity firm that has significant experience investing in insurance and reinsurance companies and other insurance-related businesses, which we believe is valuable in these active underwriting joint ventures.

In recent years, we have also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our March 31, 2013 acquisition of the U.S. life and annuities operations of HSBC Holdings plc (which we refer to as Pavonia). In addition to portfolio diversification, we believe our life and annuities business has the potential to provide us with a long-term earnings and cash flow stream that may counter some of the volatility in our core non-life run-off business. We expect the market for discontinued life and annuity businesses will continue to increase, and we, along with any potential strategic partners, will continue to selectively evaluate opportunities to acquire well performing closed blocks of business.

Acquisitions

On January 27, 2015, we completed the acquisition of Companion Property and Casualty Insurance Company (or Companion) from Blue Cross Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services. We are operating Companion as part of our non-life run-off business. The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a term loan facility and 50% from cash on hand.

On February 5, 2015, our wholly-owned subsidiary, Harper Holdings SARL, entered into a definitive agreement with Nationale Suisse to acquire its Belgian subsidiary, Nationale Suisse Assurance S.A., (or NSA). NSA is a Belgium-based insurance company writing non-life insurance (which we expect to operate in run-off as part of our non-life run-off segment) and life insurance (which we expect to operate in run-off as part of our life and annuities segment). The total consideration for the transaction will be €33.7 million (approximately $38.5 million) (subject to certain possible closing adjustments). We expect to finance the purchase price from cash on hand. As part of the agreement, Torus has agreed to acquire NSA’s two specialty underwriting agencies, Vander Haeghen & Co and Arena. Torus will also acquire the right to renew certain business currently underwritten by NSA, including the business placed by these agencies, as well as other select lines. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close during the second quarter of 2015.

The table below sets forth a summary of acquisitions that we have completed in the last three years or are in the process of completing. For a more detailed explanation of these acquisitions, refer to “Note 3 — Acquisitions” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Acquisitions (2012 - Present)
Company Name	Date of Completion	Purchase Price	Fair Value of Net Assets Acquired	Goodwill	Segment	Primary Nature of Business
Signed but not yet completed
Nationale Suisse Assurance	expected second quarter 2015	$38.5 million	valuation pending	N/A	Non-life Run-off and Life and Annuities	European non-life and life insurance
Completed
Companion Property and Casualty Company	January 27, 2015	$218.0 million	valuation pending	N/A	Non-life Run-off	U.S. property, casualty, specialty and workers’ compensation

Torus Insurance Holdings Limited(1)	April 1, 2014	$656.1 million(2)	$643.1 million	$13.0 million	Active Underwriting and Non-life Run-off	Global specialty insurer and Lloyd’s Syndicate 1301

Atrium Underwriting Group Limited(3)	November 25, 2013	$158.0 million	$119.2 million	$38.8 million	Active Underwriting	Managing agent for Lloyd’s Syndicate 609, a global specialty insurer; provides 25% of syndicate’s capital

Arden Reinsurance Company Limited(3)	September 9, 2013	$79.6 million	$79.6 million	Nil	Active Underwriting and Non-life Run-off (4)	U.S. casualty, credit and surety insurance; quota share provider to Atrium

The Pavonia companies	March 31, 2013	$155.6 million	$155.6 million	Nil	Life and Annuities	U.S. and Canadian closed life insurance, reinsurance and annuities

SeaBright Holdings, Inc.	February 7, 2013	$252.1 million	$252.1 million	Nil	Non-life Run-off	U.S. workers’ compensation insurance

(1)

Enstar has an approximate 59.0% interest in Torus, with Trident owning an approximate 39.3% interest and Dowling owning a 1.7% interest. Trident is a holder of approximately 8.5% of our voting ordinary shares outstanding. James D. Carey, a senior principal of Stone Point Capital LLC (the manager of Trident), serves as a member of our Board of Directors.

(2)

Enstar funded its $397.7 million share of the purchase price through the issuance of 2,612,341 shares (consisting of a combination of voting and non-voting shares) and the payment of $45.2 million in cash.

(3)	Enstar has an approximate 59.0% interest in the acquired companies, with Trident owning an approximate 39.3% interest, and Dowling owning a 1.7% interest.
(4)

Arden is considered part of our active underwriting segment with respect to its quota share reinsurance provided to Atrium, and is considered part of our non-life run-off segment with respect to its discontinued insurance business.

Significant New Business

On January 15, 2014, our wholly-owned subsidiary, Providence Washington Insurance Company, completed the loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business that has been in run-off since 2003. The total net insurance reserves assumed were approximately $162.1 million, with an equivalent amount of cash and/or investments being received as consideration.

Effective January 1, 2015, Lloyd’s Syndicate 2008, which is managed by our wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close (or RITC) contract of the 2012 and prior underwriting years of account of another Lloyd’s syndicate. In the RITC transaction, Syndicate 2008 assumed total net insurance reserves of approximately £17.2 million (approximately $26.9 million) for cash consideration of an equal amount.

The table below sets forth a summary of significant new business transactions that we have signed or completed in the last three years. Our significant new business transactions include several RITC transactions that we have completed over the years with Lloyd’s of London insurance and reinsurance syndicates in run-off, whereby the portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another. We have executed our RITC transactions through Shelbourne, which consists of an approved Lloyd’s managing agent (Shelbourne Syndicate Services Limited), a corporate member and Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC and other legacy or discontinued business type transactions with other Lloyd’s syndicates.

For a more detailed explanation of our significant new business transactions, refer to “Note 4 —Significant New Business” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Significant New Business (2012 - Present)
Portfolio Name	Date of Completion	Liabilities Assumed / Assets Acquired	Segment	Primary Nature of Business
Reciprocal of America (in Receivership)	January 15, 2015	$162.1 million	Non-life Run-off	U.S. workers’ compensation reinsurance

Lloyd’s RITC — Shelbourne	January 1, 2015	$26.9 million	Non-life Run-off	Worldwide marine and energy insurance

Lloyd’s RITC — Shelbourne	January 1, 2014	$28.1 million	Non-life Run-off	Worldwide property and U.K. liability insurance

Lloyd’s RITC — Shelbourne	January 1, 2013	$51.4 million	Non-life Run-off	U.K. motor insurance

American Physicians Assurance Corporation/APSpecialty Insurance Company	April 26, 2013	$35.3 million	Non-life Run-off	U.S. workers’ compensation insurance

Lloyd’s RITC — Shelbourne	December 31, 2012	$313.3 million	Non-life Run-off	U.K. property and liability insurance

Claremont Liability Insurance Company	August 6, 2012 / December 17, 2012	$38.0 million	Non-life Run-off	U.S. construction defect

Zurich Insurance Company — Danish Branch	June 30, 2012	$60.0 million	Non-life Run-off	Danish disability and commercial reinsurance

Operating Segments

Enstar has four segments of business that are each managed, operated and reported on differently: (i) Non-life run-off; (ii) Atrium; (iii) Torus; and (iv) Life and annuities.

The below chart highlights the percentage of the aggregate total of our gross losses and loss adjustment expense liabilities and policy benefits for life and annuity contracts accounted for by each of our segments:

For additional information and financial data relating to our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Segment Reporting” and “Note 21 — Segment Information” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Non-life Run-off

Our non-life run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off businesses of Arden and Torus. It also includes our smaller management business, in which we manage the run-off portfolios of third parties through our service companies.

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

Overall, the focus of our non-life run-off segment is to acquire companies or portfolios in run-off and to effectively manage the business previously acquired, in each case in ways that further our primary corporate objective.

Acquisition Process

We evaluate each acquisition opportunity presented by carefully reviewing the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, and may seek an appropriate discount and/or seller indemnification to reflect the uncertainty contained in the portfolio’s reserves. Based on this initial analysis, we can determine if a company or portfolio of business would add value to our current portfolio of run-off businesses. If we determine to pursue the purchase of a company in run-off, we then proceed to price the acquisition in a manner we believe will result in positive operating results based on certain assumptions including, without limitation, our ability to favorably resolve claims, negotiate with direct insureds and reinsurers, and otherwise manage the nature of the risks posed by the business.

At the time we acquire a company in run-off, we estimate the fair value of assets and liabilities acquired based on external actuarial advice, as well as our own views of the exposures assumed. While we earn a larger share of our total return on an acquisition from disciplined claims management and/or commuting the liabilities that we have assumed, we also try to maximize reinsurance recoveries on the assumed portfolio of business as well as investment returns from the acquired investment portfolios.

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

Certain insureds and reinsureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, many of our insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time.

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

Consulting Services

We provide consultancy services to third parties in the insurance and reinsurance industry primarily through our subsidiaries, the Cranmore companies, Enstar Limited, Enstar (US), Inc., and Kinsale Brokers Limited. The services we provide range from full-service incentive-based or fixed fee run-off management to bespoke solutions such as claims inspection, claims validation, reinsurance asset collection and IT consulting services. Paladin Managed Care Services, Inc., acquired in the SeaBright transaction, provides medical bill review, utilization review, physician case management and related services in the workers’ compensation area. In addition to third-party engagements, our consultancy companies also perform these services in-house for our Enstar companies, using their expertise to assist in managing our run-off portfolios and performing certain due diligence matters relating to new acquisitions.

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

For the non-latent loss exposures, a range of traditional loss development extrapolation techniques is applied. Incremental paid and incurred loss development methodologies are the most commonly used methods. Traditional cumulative paid and incurred loss development methods are used where inception-to-date, cumulative paid and reported incurred loss development history is available. Incremental paid and incurred loss development methodologies are used where inception-to-date loss development data is not available. These methods assume that groups of losses from similar exposures will increase over time in a predictable manner. Historical paid and incurred loss development experience is examined for earlier underwriting years to make inferences about how later underwriting years’ losses will develop. For business related to recent accident years, the Bornhuetter-Ferguson approach (described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Losses and Loss Adjustment Expenses —All Other (Non-latent) Reserves”) is used with consideration given to plan loss ratios and loss ratios for similar business in more mature accident years. Where company-specific loss information is not available or not reliable, industry loss development information published by reliable industry sources such as the Reinsurance Association of America is considered.

The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may affect another.

The loss development tables below show changes, for our non-life run-off segment, in our gross and net loss reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. The “Reserve redundancy” line represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated. Also included in the loss development tables below is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves, and such variations are recognized as they arise in our consolidated statements of earnings. Conditions and trends that have affected development of the ultimate liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future based on the tables below.

Gross Losses and Loss Adjustment Expense Reserves	December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands of U.S. dollars)
Reserves assumed	$1,047,313	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136	$3,291,275	$4,272,082	$3,650,127	$4,004,513	$3,435,010
1 year later	900,274	909,984	1,227,427	1,436,051	2,661,011	2,237,124	3,057,032	3,980,811	3,447,375	3,675,218
2 years later	1,002,773	916,480	1,084,852	1,358,900	2,422,291	2,039,141	2,907,956	3,760,339	3,135,832
3 years later	1,012,483	853,139	1,020,755	1,284,304	2,245,557	1,943,121	2,748,708	3,457,277
4 years later	953,834	778,216	949,595	1,235,982	2,160,144	1,878,606	2,601,052
5 years later	879,504	733,151	905,043	1,216,989	2,110,715	1,823,181
6 years later	835,488	717,413	889,681	1,206,093	2,076,360
7 years later	820,168	715,574	881,416	1,187,637
8 years later	819,018	719,867	864,771
9 years later	823,429	719,076
10 years later	823,169
Reserve redundancy	$224,144	$87,483	$349,649	$403,812	$721,927	$655,955	$690,223	$814,805	$514,295	$329,295	$—

	December 31,
Gross Paid Losses	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands of U.S. dollars)
1 year later	$110,193	$117,666	$90,185	$407,692	$364,440	$377,159	$430,284	$699,487	$463,052	$619,438	$—
2 years later	226,225	198,407	197,751	575,522	727,205	575,814	808,213	1,091,516	835,576
3 years later	305,913	268,541	353,032	688,946	912,401	768,828	1,050,863	1,407,829
4 years later	375,762	402,134	423,731	726,332	1,095,603	898,643	1,273,649
5 years later	509,319	442,624	455,414	772,070	1,216,762	1,033,946
6 years later	549,033	458,532	481,114	822,094	1,342,439
7 years later	564,900	477,456	527,804	879,784
8 years later	583,225	515,762	583,969
9 years later	621,418	564,174
10 years later	669,466

Net Losses and Loss Adjustment Expense Reserves	December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands of U.S. dollars)
Reserves assumed	$736,660	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408	$2,765,835	$2,889,079	$2,773,907	$2,882,980	$2,634,301
1 year later	653,039	590,153	875,636	1,034,588	2,216,928	1,851,268	2,533,710	2,731,215	2,524,247	2,553,732
2 years later	652,195	586,059	753,551	950,739	1,940,472	1,673,922	2,422,811	2,486,405	2,208,555
3 years later	649,355	532,804	684,999	874,961	1,783,372	1,596,536	2,274,204	2,193,988
4 years later	600,939	454,933	611,182	816,039	1,719,195	1,527,355	2,085,025
5 years later	531,666	408,270	557,109	797,815	1,664,375	1,457,990
6 years later	485,392	388,471	543,052	782,676	1,617,183
7 years later	466,303	385,410	531,279	755,346
8 years later	464,060	386,128	505,972
9 years later	464,899	377,448
10 years later	457,086
Reserve redundancy	$279,574	$215,713	$366,287	$408,139	$786,529	$673,418	$680,811	$695,091	$565,352	$329,248	$—

	Year Ended December 31,
Net Paid Losses	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in thousands of U.S. dollars)
1 year later	$78,488	$79,398	$43,896	$112,321	$247,823	$250,635	$313,642	$326,110	$209,221	$299,629	$—
2 years later	161,178	125,272	(70,430)	243,146	480,102	381,820	601,029	471,195	380,476
3 years later	206,351	(14,150)	58,228	324,735	603,875	530,845	805,020	594,539
4 years later	67,191	102,776	108,109	347,215	752,318	640,974	946,521
5 years later	184,150	132,405	128,567	376,674	857,605	733,183
6 years later	212,822	143,252	150,412	419,383	945,106
7 years later	223,944	158,503	191,829	459,747
8 years later	238,658	191,589	231,988
9 years later	271,647	226,554
10 years later	307,284

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded, for our non-life run-off segment:

	Years Ended December 31,
	2014	2013	2012
	(in thousands of U.S. dollars)
Balance as at January 1 (1)	$4,004,513	$3,650,127	$4,272,082
Less: total reinsurance reserves recoverable	1,121,533	876,220	1,383,003

	2,882,980	2,773,907	2,889,079
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	24,235	74,139	—
Prior periods	(288,946)	(257,114)	(237,953)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(264,711)	(182,975)	(237,953)

Net losses paid:
Current period	(87,681)	(10,656)	—
Prior periods	(312,415)	(360,124)	(314,528)

Total net losses paid	(400,096)	(370,870)	(314,528)

Effect of exchange rate movement	(49,267)	4,936	14,833
Acquired on purchase of subsidiaries	436,765	557,476	—
Assumed business	28,630	100,506	422,476

Net balance as at December 31	2,634,301	2,882,980	2,773,907
Plus: total reinsurance reserves recoverable	800,709	1,121,533	876,220

Balance as at December 31	$3,435,010	$4,004,513	$3,650,127

(1)

We reclassified outstanding losses and loss adjustment expenses of $11.0 million and $10.8 million to policy benefits for life and annuity contracts as at January 1, 2013 and 2012, respectively, to conform to the current period presentation. These amounts are associated with Laguna Life Limited, which now forms part of our life and annuities segment that was established following the acquisition of the Pavonia companies.

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

The following table provides a reconciliation between net reserve redundancy per the loss development triangle above and total net reduction in ultimate losses and loss adjustment expense liabilities in our non-life run-off segment for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in millions of U.S. dollars)
Net reserve redundancy	$329.2	$249.7	$157.9
Foreign exchange movement	(52.0)	(0.2)	14.8
Net reduction in ultimate losses and loss adjustment expense liabilities relating to companies and portfolios acquired during the year	7.2	13.4	(2.1)
Premium and commission adjustments triggered by incurred losses	4.5	(5.8)	22.6
Claremont novation settlement	—	—	44.8

Net reduction in ultimate losses and loss adjustment expense liabilities relating to prior periods	$288.9	$257.1	$238.0

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

There is a great deal of uncertainty surrounding A&E claims. This uncertainty impacts the ability of insurers and reinsurers to estimate the remaining amount of unpaid claims and related LAE. The majority of these claims differ from any other type of claim because there is inadequate loss development and there is significant uncertainty regarding what, if any, coverage exists, to which, if any, policy years claims are attributable and which, if any, insurers/reinsurers may be liable. These uncertainties are exacerbated by lack of clear judicial precedent and legislative interpretations of coverage that may be inconsistent with the intent of the parties to the insurance contracts and expand theories of liability. The insurance and reinsurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is, thus, confronted with continuing uncertainty in its efforts to quantify A&E exposures.

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

Our independent, external actuaries use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are discussed in detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Losses and Loss Adjustment Expenses”.

The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2014, we had net loss reserves of $324.8 million for asbestos-related claims (or 12.3% of total non-life run-off net reserves for losses and loss adjustment expense liabilities) and $64.3 million for environmental pollution-related claims (or 2.4% of total non-life run-off net reserves for losses and loss adjustment expense liabilities). The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Years Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$539,494	$480,865	$628,643	$557,551	$702,801	$621,487
A&E losses and ALAE incurred during the year	(11,369)	(12,914)	(15,512)	(15,594)	(308)	(5,882)
A&E losses and ALAE paid during the year	(88,649)	(78,841)	(88,984)	(74,208)	(73,850)	(58,054)
Provision for A&E claims and ALAE acquired during the year	—	—	15,347	13,116	—	—

Provision for A&E claims and ALAE at
December 31	$439,476	$389,110	$539,494	$480,865	$628,643	$557,551

For the years ended December 31, 2014 and 2013, our reserves for A&E liabilities decreased by $100.0 million and $89.2 million on a gross basis, respectively, and by $91.8 million and $76.7 million on a net basis, respectively. The reductions in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and reductions in IBNR resulting from actuarial analysis of remaining liabilities.

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

Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Over 1,000 sites are included on the National Priorities List (NPL) of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal “Superfund” law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.

Atrium

Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Limited, a holding company that owns Atrium and its subsidiaries and Arden. We acquired Atrium on November 25, 2013 and Arden on September 9, 2013.

Atrium and its subsidiaries are an underwriting business at Lloyd’s of London, which manages Syndicate 609 and provides approximately 25% of the Syndicate’s underwriting capacity (with the balance provided by traditional Lloyd’s Names). Atrium has offices in London, the U.S., Canada, and Singapore. Generally speaking, Atrium continues to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Trident continually review these strategies and business goals and expect to develop synergies with our existing business operations over time.

Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd, an Atrium subsidiary, which is eliminated upon consolidation) and is currently in the process of running off certain other discontinued businesses. Results related to Arden’s discontinued business are included within our non-life run-off segment.

Lines of Business Underwritten

Syndicate 609 provides insurance and reinsurance on a worldwide basis including the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including accident and health, aviation, marine, property, liability, reinsurance, upstream energy and war and terrorism. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in approximately 35% of the business it underwrites.

Lloyd’s is a surplus lines insurer and an accredited reinsurer in all U.S. states and territories, and a licensed (or admitted) insurer in Illinois, Kentucky and the U.S. Virgin Islands.

Gross premiums written by line of business for the Atrium segment for the year ended December 31, 2014 were as follows:

	Year Ended December 31, 2014	% of Total Gross Written Premium
	(in thousands of U.S. dollars)
Marine	$23,531	15.2%
Property and Casualty Binding Authorities	29,355	19.0%
Upstream Energy	19,162	12.4%
Reinsurance	12,710	8.2%
Accident and Health	15,837	10.3%
Non-Marine Direct and Facultative	17,204	11.2%
Liability	18,300	11.9%
Aviation	7,883	5.1%
War and Terrorism	10,266	6.7%

Total	$154,248	100.0%

A description of each of these lines of business follows:

Marine.    The Marine line of business is a worldwide portfolio writing marine hull, cargo, fine art and specie, marine and energy liability and total loss only business. This includes hull all risks, hull total loss interests, yachts, fishing vessels, ship construction, ports, cable construction and cable operating risks, tows, mortgages interests, port property, war risks and a number of other specialist areas of marine insurance. Cargo, fine art and specie includes exporters, museums, auction houses, jewelers, banks and security houses. Business is written on a direct, reinsurance, proportional and excess of loss basis.

Property and Casualty Binding Authorities.    The property and casualty binding authority portfolio includes a broad range of small and medium business entity insurance products offered across the U.S. and Canada. Typical property risks include commercial, vacant and hard-to-place residential dwellings. Typical casualty risks include owners, landlords and tenants, business owners, artisan, special events and various niche products. Business is written through both traditional binding authorities as well as online binding authorities through AUGold, Atrium’s proprietary online system that is used by brokers.

Upstream Energy.    The upstream energy line of business is split into two main categories of assureds: operators (private and publically quoted companies, national oil companies and Oil Insurance Limited members) and contractors (for drilling, service and construction entities). The principal coverage is physical damage/business interruption, control of well and associated pollution, construction and Gulf of Mexico windstorm and other natural catastrophe perils. Nearly all of the upstream energy line of business is sourced through Lloyd’s brokers, with the significant majority written on a facultative basis and a smaller amount written on a treaty basis.

Reinsurance. The reinsurance line is a worldwide portfolio and includes aviation reinsurance, casualty reinsurance, property reinsurance, and marine reinsurance. Business is mainly written on a risk excess of loss, catastrophe excess of loss or retrocessional basis. Aviation reinsurance is written through an underwriting consortium managed by Atrium.

Accident and Health. The accident and health line is a global account that encompasses a wide range of classes, including group and individual disability, personal accident, travel insurance, medical expenses, aviation personal accident, war risks, kidnap and ransom insurance, and sports accident insurance. The line includes both insurance and reinsurance business, written as facultative placements and under delegated underwriting facilities and both proportional and non-proportional treaties.

Non-Marine Direct and Facultative. The non-marine direct and facultative portfolio includes a diverse mix of property business offered in both the international and U.S. markets, comprised of physical loss or damage, business interruption, extra expense, construction, contingency and pecuniary loss risks in respect of onshore property and onshore engineered risks. The majority of this line of business is written through Lloyd’s brokers and under delegated underwriting facilities.

Liability. The liability line of business includes a professional liability North American portfolio of products covering a diverse range of classes including architects, consultants and lawyers and also a miscellaneous range encompassing many different professions. Included within this line of business is international liability, which is a book of primary coverholder business covering the security, leisure and hotel industries. The majority of business is produced through delegated binding authority contracts.

Aviation. The aviation portfolio includes all aspects of aviation insurance, with Atrium specializing in rotor wing and non-major airlines. The majority of the account is sourced through London brokers as direct or facultative reinsurance of a local reinsurer. This line of business also includes a space account which covers launch as well as in-orbit risks and is written through an underwriting consortium managed by Atrium.

War and Terrorism. The war and terrorism line includes aviation war, marine war, and terrorism. Aviation war covers hull war and other perils commonly excluded from hull and liability all risk policies.

Atrium leads a number of the major marine war contracts in London. This line also includes political violence business, in which Atrium focuses on writing with security consultants engaged to provide risk or country surveys.

Distribution

Most of the business in the Atrium segment is placed through insurance and reinsurance brokers, although some of our insurance business is also placed through managing general agents. Atrium seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. For the year ended December 31, 2014, independent brokers Marsh Inc., Willis Group Holdings Ltd. and Aon Benfield Group Ltd. accounted for approximately 31% of Atrium’s gross premiums written, as described in the table below:

Broker/Agent	2014
Marsh & McLennan Companies	12.0%
Willis Group	11.0%
Aon Benfield	8.0%
Others (individually less than 8%)	69.0%

100.0%

Managing Agency Services

Atrium receives a managing agency fee of 0.7% of Syndicate 609 capacity and a 20% profit commission based on the net earnings of Syndicate 609, pursuant to its management contract. Atrium also receives management fees and profit commission from the management of underwriting consortiums. These fees and profit commission are included within fees and commission income in our consolidated statement of earnings.

Claims Management

Claims in respect of business written by Syndicate 609 are primarily notified by various central market bureaus. Where a syndicate is a “leading” syndicate on a Lloyd’s policy, its underwriters and claims adjusters work directly with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

Reinsurance Ceded

On an annual basis Atrium purchases a tailored outwards reinsurance program designed to manage its risk profile. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers.

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

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded in our Atrium segment:

	Years Ended December 31,
	2014	2013
	(in thousands of U.S. dollars)
Balance as at January 1	$215,392	$—
Less: total reinsurance reserves recoverable	25,055	—

	190,337	—
Acquired on purchase of subsidiaries	—	200,374
Effect of exchange rate movement	(3,821)	1,286
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	74,094	19,303
Prior periods	(18,666)	—

Total net increase in ultimate losses and loss adjustment expense liabilities	55,428	19,303

Net losses paid:
Current period	(29,626)	(30,626)
Prior periods	(27,985)	—

Total net losses paid	(57,611)	(30,626)

Net balance as at December 31	184,333	190,337
Plus: total reinsurance reserves recoverable	28,278	25,055

Balance as at December 31	$212,611	$215,392

Torus

Our Torus segment is comprised of the active underwriting operations and financial results of Bayshore Holdings Limited, a holding company that owns Torus and its subsidiaries. We acquired Torus on April 1, 2014. Results relating to Torus’ run-off lines of business are included within our non-life run-off segment.

Torus is a global specialty insurer and holding company of six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301. Following the Torus acquisition, a new management team was put in place comprising senior leaders from Torus, Enstar, Stone Point Capital, and outside talent, which has focused on executing underwriting strategy and improving operational effectiveness and efficiency.

Lines of Business Underwritten

Torus conducts its business primarily as a direct insurer, underwriting general property, marine, onshore and offshore energy, construction, power and utility, aviation, space, casualty, healthcare, and workers compensation risks, as well as professional liability and management liability. Torus also writes a reinsurance account (both treaty and facultative reinsurance depending on the line of business) in personal accident, property and certain classes of marine liabilities to insurance companies on a worldwide basis.

Gross premiums written by line of business for the Torus segment from the date of acquisition to December 31, 2014 were as follows:

	Year Ended December 31, 2014	% of Total Gross Written Premium
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$70,826	13.8%
Property	118,479	23.1%
Aviation and Space	86,446	16.9%
Workers Compensation	51,442	10.0%
Casualty:
U.S. Excess Casualty	106,049	20.7%
Healthcare	36,698	7.2%
U.S. Management and Professional Liability	17,805	3.5%
Non-U.S. Management and Professional Liability	15,429	3.0%
Accident and Health	9,045	1.8%

Total Casualty	185,026	36.2%

Total	$512,219	100.0%

Marine and excess casualty.    The marine and excess casualty line of business includes a diverse portfolio of marine business underwritten across the Lloyd’s and London markets and Continental Europe (writing hull, cargo, marine and energy liabilities, war and terrorism, and specie insurance, either on a standalone basis or within multiline packages) and international excess casualty (focusing on large commercial and industrial risks through Torus’ Lloyd’s and London platforms).

Property.    The property portfolio comprises a diverse book of property insurance that serves a global client base, including general property, onshore energy, upstream and offshore energy, power and utilities and construction business. Most lines are written on a full value, primary, excess of loss or quota share basis.

Aviation and space.    The aviation and space line serves a global client base with respect to aviation products written on an admitted and/or excess and surplus lines basis in all 50 U.S. states, with facultative general aviation and products business underwritten through Torus’ Lloyd’s platform. The line also includes airline insurance, focusing on low cost carriers and regional operators, European general aviation broker lineslips, aviation terrorism and war hull insurance, as well as space in-orbit and launch risks.

Workers compensation.    The workers compensation line of business consists of U.S. policies written for employers on a multiple state, federal acts, applicable common law and/or traditional state act coverage basis. Torus’ portfolio includes a range of industries, including energy, maritime, automotive dealers, construction, healthcare, oil and gas, and manufacturing businesses. Business is written on a direct basis through partnerships with independent agents, managing general underwriters, and select wholesale brokers throughout the U.S.

Casualty.    The casualty portfolio consists of Torus’ U.S. excess casualty, global management and professional liability, global healthcare, and personal accident lines.

U.S. excess casualty.    Torus provides umbrella, excess and retained limit products to U.S. clients across a range of market segments and small to mid-market businesses. Business is underwritten through traditional platforms as well as Torus’ proprietary online underwriting system, Escape, and through the use of managing general agent programs.

Healthcare.    The healthcare line includes U.S. healthcare products written on a direct or reinsurance basis to clients such as acute care centers, nursing homes, small hospitals, physician groups, senior living facilities and others.

U.S. management and professional liability.    Torus provides primary management and professional liability products for clients worldwide through its specialist underwriting teams located in the U.S. This line of business includes directors and officers, employment practices liability, and fiduciary liability coverage to private, not-for-profit and micro-cap public companies. The line also includes lawyers’ professional liability and commercial errors and omissions liability.

Non-U.S. management and professional liability.    Torus provides management and professional liability coverage internationally, including for directors and officers of companies ranging from small, family-owned companies and not-for-profit organizations to publicly listed, multinational corporations across numerous industry segments, as well as financial institutions. Clients include, among others, architects, accountants, engineers, real estate agents, solicitors, investment advisors, business consultants, IT professionals, and media companies.

Accident and health.    The accident and health line, written through Torus’ Lloyd’s Syndicate 1301, includes a wide variety of worldwide risks, such as specialist aviation and marine crew personal accident and loss of license coverage, as well as accidental death, permanent and temporary disability, and sports / high net worth individual business.

Torus’ Lloyd’s Syndicate 1301

Torus’ Lloyd’s Syndicate 1301 is managed by Lloyd’s managing agency, Torus Underwriting Management Limited. Through Syndicate 1301, Torus offers a variety of products for small and middle market clients, as well as multinational organizations, across several specialty lines of business. Lloyd’s business includes: accident and health, sports personal accident, loss of license, aviation, construction, excess casualty, marine cargo, hull and liability, property direct and facultative, property binders, power and utilities, specie and fine art, U.S. healthcare, and war and terrorism.

In addition to underwriting business directly at Lloyd’s in London, Torus provides local access to the Lloyd’s market across Continental Europe, including in France, Germany, Italy, the Netherlands, and Switzerland. U.S. healthcare business can be written locally from Torus’ Jersey City, New Jersey office through Torus U.S. Intermediaries Inc., a Lloyd’s-approved service company.

Distribution

Most of the business in the Torus segment is placed through insurance and reinsurance brokers and managing general agents. Torus seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, corporations and financial intermediaries to develop and underwrite business. Torus also reviews opportunities to renew select business from Enstar acquisitions, where the business is aligned with its growth strategy. In addition to traditional, field-based underwriting platforms, Torus utilizes two online broker portals: Escape (in its U.S. excess casualty business) and XPRESS (in its European management and professional liability business).

We had an ownership interest in Torus only for nine months in 2014, but for illustrative purposes, independent brokers Marsh Inc., Willis Group Holdings Ltd. and Aon Benfield Group Ltd. accounted for approximately 36% of Torus’ gross premiums written for the year ended December 31, 2014, as described in the table below:

Broker/Agent	2014
Marsh & McLennan Companies	14.0%
Willis Group	11.0%
Aon Benfield	11.0%
Others (individually less than 10%)	64.0%

100.0%

Claims Management

Claims in respect of business written by Syndicate 1301 and Torus’ other London market business are primarily notified by various central market bureaus. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. Our claims department may adjust the case reserves it records from those advised by the bureaus as deemed necessary.

Claims in respect of non-bureau business are handled by Torus’ experienced claims professionals. Torus uses claims handling guidelines along with a global claims management system to review, report and administer claims. With respect to certain lines of business, Torus may use third-party administrators to manage and pay claims on its behalf and advise with respect to case reserves.

Reinsurance Ceded

On an annual basis, Torus purchases a tailored outwards reinsurance program designed to manage its risk profile. The majority of Torus’ total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

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

The following table provides a reconciliation of the liability for losses and LAE, net of reinsurance ceded in our Torus segment:

April 1, 2014 to December 31, 2014
(in thousands of U.S. dollars)
Balance as at April 1	$—
Less: total reinsurance reserves recoverable	—

—
Acquired on purchase of subsidiaries	464,682
Effect of exchange rate movement	(16,716)
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	229,488
Prior periods	(11,059)

Total net increase in ultimate losses and loss adjustment expense liabilities	218,429

Net losses paid:
Current period	(49,489)
Prior periods	(80,315)

Total net losses paid	(129,804)

Net balance as at December 31	536,591
Plus: total reinsurance reserves recoverable	325,209

Balance as at December 31	$861,800

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

We have also signed a definitive agreement to acquire NSA, which is anticipated to close during the second quarter of 2015. The transaction is expected to add life policy benefits of approximately $121.0 million to this segment, comprised of credit and traditional life insurance business that we will operate in run-off.

Similar to our non-life run-off segment, our life and annuities companies are no longer writing new policies, however, unlike that segment, these companies continue to generate premiums with respect to their in-force policies.

Our strategy in the life and annuities segment differs from our non-life business, in particular because we have limited ability to shorten the duration of the liabilities of these businesses through either early claims settlement, commutations or policy buy-backs. Instead, we hold the policies to their natural maturity or lapse, while aiming to efficiently manage our invested assets in those businesses to match the duration and cash flows of the liability profile, and will pay claims as they come due.

Annuities

The current operations of one of the Pavonia companies relate solely to the assumption of a closed block of structured settlement, lottery, and other immediate annuities (also known as the periodic payment annuity, or PPA, business). The company no longer writes new business. Reserves relating to the PPA business constitute approximately 77% of the aggregate reserves of the Pavonia companies as at December 31, 2014. The contracts within the portfolio are largely structured settlements, although the portfolio also includes a smaller amount of lottery annuities and supplementary contracts.

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

Life Business

The other operations of the acquired Pavonia companies relate to non-annuity portfolios, which include credit life and disability insurance, term life insurance, and corporate owned life insurance and assumed reinsurance of term and ordinary life and accidental death and dismemberment products sold in the U.S. and Canada. The operations of Laguna Life Limited include term life insurance primarily sold in the U.K. and Europe. This business is shorter in duration than that of the PPA business and, given the premium income associated with these portfolios, the reserves (based upon net present value of future cash flows) remain highly sensitive to lapse rates as well as mortality rates.

Life and Annuity Benefits and Claims Reserves

We estimate our life and annuity benefit and claim reserves on a present value basis using standard actuarial techniques and cash flow models. We establish and maintain our life and annuity reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third party servicing obligations as they become payable.

The table below summarizes our policy benefits for life and annuity contracts as at December 31, 2014 and 2013:

	2014	2013
Life	$344,215	$380,874
Annuities	938,121	963,323

	1,282,336	1,344,197
Fair value adjustments	(61,472)	(71,097)

	$1,220,864	$1,273,100

See the “Policy Benefits for Life and Annuity Contracts” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for discussion of our reserves in this segment.

Financial Strength Ratings

In our active underwriting businesses, financial strength ratings are an important factor in establishing competitive position and in product marketing. Financial strength ratings by third party organizations provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Lloyd’s ratings apply to business written through Syndicate 609 and to business written through Torus’ Syndicate 1301. Lloyd’s is rated “A” (Excellent) by A.M. Best, “A+” (Strong) by Standard and Poor’s (or S&P) and “AA-” (Very Strong) by Fitch Ratings. Torus’ operating insurance entities have been assigned a financial strength rating of “A-” (Excellent) by A.M. Best.

These ratings reflect A.M. Best’s, S&P’s, and Fitch’s opinions of capitalization, performance and management, and are not a recommendation to buy, sell or hold our securities. These ratings may be changed, suspended or withdrawn at the discretion of the agencies. The A.M. Best rating for Torus of “A-” (Excellent) by A.M. Best is the fourth highest of 16 rating levels.

Refer to “Item 1A. Risk Factors,” “— Downgrades of financial strength ratings at Torus or Lloyd’s could materially and negatively impact our active underwriting business and our company” for more information regarding the importance of financial strength ratings.

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

Our Atrium and Torus active underwriting segments operate in the highly competitive insurance and reinsurance markets, where companies compete on the basis of many factors, including premium rates, reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and quality of administrative services, relationships with insurance and reinsurance companies and insurance intermediaries, capacity and coverage offered, experience in the particular risk to be underwritten, and various other factors.

Atrium and Torus compete in the international insurance and reinsurance markets directly with numerous other parties, including established global insurance and reinsurance companies, start-up insurance and reinsurance entities, other Lloyd’s syndicates, as well as capital markets and securitization structures aimed at managing risk. Many of these competitors have significant operating histories, underwriting expertise and capacity, extensive capital resources, and longstanding customer relationships. Any of these factors can be a significant competitive advantage and may make it difficult for us to write business effectively and profitably. Because few barriers exist to prevent insurers and reinsurers from entering the non-life active underwriting business, market conditions and capital capacity influence the degree of competition at any specific point in time. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a “soft market,” while a favorable insurance market is referred to as a “hard market” and is characterized by stricter coverage terms, higher prices and lower underwriting capacity.

Historically, the performance of the non-life active underwriting business has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which Atrium and Torus compete.

Employees

As of December 31, 2014, we had 1,201 employees. All non-Bermudian employees who operate out of our Bermuda office are subject to governmental approval of Bermuda work permits. None of our employees are covered by collective bargaining agreements, and our management believes that our relationship with our employees is excellent.

The table below summarizes the total number of employees we had as at December 31, 2014 and 2013 by operating segment:

	2014	2013
Non-life run-off	521	529
Atrium	157	161
Torus	474	—
Life and annuities	49	49

Total	1,201	739

With our acquisition of Companion on January 27, 2015, we added approximately 120 employees to our non-life run-off segment.

Financial Information About Geographic Areas

The following table summarizes our gross premiums written by each of our operating segments by geographic area. Geographic distribution in subsequent years is subject to variation based upon market conditions and business strategies.

	Non-Life Run-off		Atrium		Torus		Life and Annuities		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$110	0.9%	$82,355	53.3%	$204,301	39.9%	$91,847	81.2%	$378,613	47.7%
United Kingdom	10,329	80.5%	8,434	5.5%	230,943	45.1%	1,291	1.1%	250,997	31.7%
Europe	859	6.7%	9,898	6.4%	76,975	15.0%	2,597	2.3%	90,329	11.4%
Asia	—	0.0%	8,582	5.6%	—	0.0%	—	0.0%	8,582	1.1%
Rest of World	1,520	11.9%	44,979	29.2%	—	0.0%	17,395	15.4%	63,894	8.1%

Total	$12,818	100.0%	$154,248	100.0%	$512,219	100.0%	$113,130	100.0%	$792,415	100.0%

In our non-life run-off segment, excluding net premiums earned, our revenues from external customers included fees and commission income from management, consulting and other services through our subsidiaries located in Bermuda, the United States, the United Kingdom and Australia. Given the global nature of the clients and the risks, extracting and quantifying the fees and commission income attributable to certain geographic locations would be impracticable.

In our Atrium segment, excluding net premiums earned, revenues included fees and commissions earned primarily in the United Kingdom, although Atrium also has offices in the United States, Canada and Singapore.

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

As of December 31, 2014, we had cash and cash equivalents, inclusive of restricted amounts, of approximately $1.5 billion. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months at the time of acquisition and money market funds. As of December 31, 2014, we held investments on our balance sheet of approximately $6.0 billion. Our investment portfolio consists primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities and other investments.

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

We utilize various companies to provide investment advisory and/or management services. We have agreed to pay investment management fees to the managers. These fees, which vary depending on the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2014 were approximately $9.5 million, including approximately $1.3 million to our largest single investment manager.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our non-investment grade securities consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile. For more information on these risks, refer to “Item  1A. Risk Factors — Risks Relating to Our Investments.”

As of December 31, 2014 and 2013, our aggregate invested assets included:

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

•

investments in various private equity, fixed income, fixed income hedge, equity, real estate debt and collateralized loan obligation (CLO) equity funds, along with direct investments in CLO equities, all of which are recorded at fair value on our balance sheet.

The fair value of our aggregate invested assets by type and by classification for the years ended December 31, 2014 and 2013 were as follows:

	As at December 31, 2014				As at December 31, 2013
	Fair Value of Invested Assets by Type				Fair Value of Invested Assets by Type
	Trading	Held-to Maturity	Available- for-Sale	Total	Trading	Held-to Maturity	Available- for-Sale	Total
	(In thousands of U.S. dollars)
Fixed maturities and short-term investments:
U.S. government and agency	$744,660	$20,559	$24,342	$789,561	$439,946	$18,132	$28,343	$486,421
Non-U.S. government	368,945	38,689	70,494	478,128	476,224	22,327	86,292	584,843
Corporate	1,986,873	767,124	101,056	2,855,053	2,123,675	759,100	77,904	2,960,679
Municipal	25,607	—	—	25,607	41,034	—	—	41,034
Residential mortgage-backed	308,621	—	3,243	311,864	218,457	—	17,507	235,964
Commercial mortgage-backed	139,907	—	—	139,907	114,637	—	—	114,637
Asset-backed	388,194	—	41,976	430,170	248,748	—	36,318	285,066

Total fixed maturity and short-term investments	3,962,807	826,372	241,111	5,030,290	3,662,721	799,559	246,364	4,708,644
Equities	150,130	—	—	150,130	182,033	—	—	182,033
Other investments	836,868	—	—	836,868	569,293	—	—	569,293
Cash and cash equivalents	963,402	—	—	963,402	643,841	—	—	643,841
Restricted cash and cash equivalents	534,974	—	—	534,974	397,657	—	—	397,657

Total aggregate invested assets at fair value	$6,448,181	$826,372	$241,111	$7,515,664	$5,455,545	$799,559	$246,364	$6,501,468

For additional information regarding our investment portfolio, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investments.”

Enterprise Risk Management (ERM)

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

Risk Governance and Risk Management Organization

Our enterprise risk management, or ERM, consists of numerous processes and controls that have been designed by our senior management (including our risk management team), with oversight by our Board of Directors and its committees, management by our executive leaders, and implementation by employees across our organization.

Board of Directors

The Board of Directors and its committees have risk oversight responsibility and play an active role in overseeing management of the risks we face. Our Audit Committee, comprised entirely of independent directors, oversees our risk management framework, reviews our overall risk appetite with input from management, reviews our risk management methodologies and oversees management’s execution of our risk management objectives. Our Investment Committee is responsible for overseeing investment-related risk, including those related to cash and investment portfolio and investment strategy; our Compensation Committee oversees compensation-related risks; and our Nominating and Governance Committee is responsible for overseeing corporate governance-related risks.

Executive and Risk Management Organization

In addition to director oversight, our ERM governance structure is directed by our ERM steering committees, which include senior management and members of the global executive team. The committees provide oversight and governance of our ERM initiatives, oversee the operation of our internal controls, attempt to mitigate identified risks within appetite, and provide analysis to management in order to appropriately manage and govern the business and the associated risks on a day-to-day basis.

Our Risk Management department focuses primarily on implementing and overseeing the administration of the ERM steering committees’ directives and facilitating an efficient, effective and consistent approach to risk management across our Group. Our Internal Audit department independently reviews the effectiveness of our risk management framework. The results of audits are monitored by the Audit Committee. Our other executive management committees have oversight of specific risk management processes, including, for example, those relating to underwriting and reserving matters.

Entity Level Management

At the operating subsidiary level, risks attendant to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our risk management framework.

Certain risks related to our Atrium and Torus segments are distinct from our non-life run-off and life and annuities segments, and these businesses include external stakeholders that also differ from our other businesses, including our joint venture partners, rating agencies, and, with respect to Atrium, third-party Lloyd’s names who provide approximately 75% of the underwriting capacity to Syndicate 609. Accordingly, in addition to the Group oversight of risks attendant to our active underwriting businesses, Atrium and Torus each maintain dedicated risk governance and management frameworks to manage risk, return and capital in the individual businesses, which fit into and form part of our Group ERM practices. These frameworks include oversight at the Atrium and Torus holding company boards of directors, as well as executive risk committees and other committees that manage and monitor risks relevant to specified functional areas. Individualized risk policies and risk appetites are established and tailored to the specific needs of Atrium and Torus, respectively. Enstar senior executives serve as members of the Atrium and Torus boards of directors and certain committees.

Each regulated insurance and reinsurance subsidiary has its own risk register documenting its risk landscape with risk and control owners assigned, which is maintained through a risk management software system. The Group information technology department maintains risk registers with more detailed IT-specific risks at jurisdictional level.

We conduct the risk assessment process on a quarterly or biannual basis for the Group and for each of our regulated insurance and reinsurance subsidiary companies. The assessment process is facilitated and recorded using a risk management software system. The risk management department reviews and consolidates these risk assessments on a quarterly basis and aggregates the assessment at a jurisdictional and Group level to facilitate discussion and challenge and to assess the overall risk categories.

We recognize the importance of information technology and management of data in supporting our businesses, and we utilize a number of technology platforms to assist in our ERM, underwriting, financial and regulatory reporting processes and procedures across our organization. We review and seek to enhance our technological systems on an ongoing basis.

Risk Appetite

Our risk appetite framework considers material risks in our business relating to, among other things, strategic risk, acquisition risk, reserving risk, market risk, credit/counterparty risk, regulatory/reputational risk, operational risk, and various active underwriting risks. Our risk appetite is established at the Group level and represents the amount of risk that we are willing to accept compared to risk metrics based on our shareholders equity, capital resources, potential financial loss, and other risk-specific measures. Risk levels are monitored and any deviations from pre-established levels are reported in order to facilitate responsive action.

Our non-life run-off and life and annuities operating subsidiaries derive individual risk appetites and risk level monitoring consistent with the Group-wide framework. These are managed by the subsidiary boards of directors and management teams, with ultimate oversight by the Audit Committee.

Atrium and Torus establish individual risk appetites unique to each business and aligned with the Group-wide risk management framework. Atrium and Torus risk appetites are set in conjunction with annual business planning and include, among other things, risk tolerances with respect to individual lines of business. We consider and review risk aggregation across our active underwriting businesses.

Risk Categories

We manage our ERM process based on the following major categories of risk within our business. Our ERM is a dynamic process, with updates continually being made as a result of changes in our business, industry and the economic environment. This process and our controls cannot provide absolute assurance that our risk management objectives will be met or that all risks will be appropriately identified and managed, and accordingly, the possibility of material adverse effects on our company remains. See “Item 1A. Risk Factors” for important information on the risks we face.

Strategic Risk.    Strategic risk is the risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, ability to adapt to changes in the external environment, or circumstances that are beyond our control. We manage strategic risk by utilizing a strategic business planning process involving our executive management and Board of Directors. Our annual business plan is reviewed and overseen by our executive management and Board of Directors, and actual performance, trends, and uncertainties are monitored in comparison to the plan throughout the year. We specifically evaluate acquisition opportunities pursuant to a detailed and proprietary process that takes into account, among other things, the risk of the transaction and potential returns, the portfolio’s risk exposures, claim practices, reserve requirements and outstanding claims, as well as risks specifically related to our ability to integrate the acquired business. Our governance process, led by our Board of Directors, reviews newly proposed transaction opportunities, capital-raising matters, and other significant business initiatives.

Insurance Risk.    Insurance risk refers to the risks spanning many aspects of our insurance operations, including risk assumed upon acquisitions/portfolio transfers, risk associated with our reserving assumptions, and life and annuities portfolio risk. We manage these risks through our acquisition evaluation process, reserving practices discussed above in “Operating Segments,” as well as through our commutation and policy buy-back strategy and claims management practices.

Market Risk.    Market risk is the risk of loss resulting from underperforming investment returns, dilution of invested capital, or adverse financial market movements (such as interest rates or exchange rates). Investments are primarily managed by our Investment Department, which is overseen by our Investment Committee. We manage market risk in a number of ways, including use of investment guidelines, regular reviews of investment opportunities, market conditions, and portfolio duration, oversight of the selection and performance of external asset managers, regular stress testing of the portfolio against known and hypothetical scenarios against established tolerance levels, and, where possible, foreign currency asset/liability matching.

Liquidity Risk.    Liquidity risk is the risk that we are unable to realize investments and other assets in order to settle financial obligations when they fall due or that we would have to incur excessive cost to do so. We manage this risk generally by following a conservative investment strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. Liquidity risk also includes the risk of our dependence of our future cash flows upon the availability of dividends or other statutorily permissible payments from our subsidiaries, which is limited by applicable laws and regulations. We manage this risk through our capital planning processes, which include reviews of minimum capital resources requirements at our regulated subsidiaries and anticipated distributions, as well as anticipated capital needs.

Credit / Counterparty Risk.    Credit and counterparty risk is the risk of a change in the value of receivables, reinsurance recoverables, or investments due to the failure or inability of counterparties to meet contractual obligations. In our run-off businesses, we manage credit risk with respect to our reinsurance recoverables by ongoing monitoring of counterparty ratings, working to achieve prompt payment of reinsured claims, as well as through our commutation strategy. In our active underwriting businesses, we firstly mitigate credit risk through our reinsurance purchasing process, where reinsurers are subject to financial security and rating requirements prior to approval and by limiting of exposure to individual reinsurers. Thereafter we manage credit risk by the regular monitoring of reinsurance recoveries and premium due directly or via brokers and other intermediaries. In our fixed maturity and short-term investment portfolios, which represent approximately 50.5% of our total assets, we attempt to mitigate credit risk through diversification and issuer exposure limitation.

Operational Risk.    Operational risk is the risk of a loss arising from inadequate or failed internal processes, or from external events, personnel, systems or third parties. Due to our acquisitive strategy, operational risk also includes risks and challenges associated with integrating new companies into the Group. We seek to mitigate operational risks through the application of our policies and procedures and internal control and compliance processes throughout the Group and a focus on acquisition integration and assimilation of new companies into our internal control systems, including but not limited to business continuity planning, information security procedures, financial reporting controls and a review process for material third-party vendor usage.

Reputational Risk.    Reputational risk is the risk that an act or omission by us or any of our employees could result in damage to our reputation or loss of trust among our stakeholders. We manage reputational risk through a focus on compliance with laws and regulations, adherence to our policies and procedures (including our Code of Conduct) and our internal controls, an established corporate governance framework and practices, and communication and engagement with external stakeholders.

Active Underwriting Risk.    Underwriting risk in our active underwriting businesses relates to the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities we assume through our underwriting process. Our Atrium and Torus subsidiaries manage exposure levels across risk categories to maintain them within the approved risk appetite. Underwriting risk management strategies may differ depending on the line of business involved and the type of account being insured or reinsured.

We strive to mitigate underwriting risk through numerous controls and strategies, including diversification of our portfolios by class and geography, purchasing reinsurance, establishing a business plan and associated parameters, underwriting peer review, authority limits, underwriting guidelines that provide detailed underwriting criteria and a framework for pricing, along with the use of specialized underwriting teams supported by actuarial, catastrophe modeling, claims, risk management, legal, finance, and other technical personnel.

In some business lines we are exposed to multiple insured losses arising out of a single occurrence or catastrophe, such as a natural catastrophe event (for example, a hurricane, windstorm, tornado, flood or earthquake) or a man-made event (for example, war, terrorism, airplane crashes and other transportation-related accidents, or building fires). We model and manage our individual and aggregate exposures to these catastrophic events and other material correlated exposures in accordance with our risk appetite.

Atrium manages its underwriting exposure through a combination of reporting zonal aggregations, realistic disaster scenarios and stochastic modeling. For U.S. natural perils, Atrium uses a major commercial vendor model to monitor its exposure to catastrophe risk.

Torus manages its underwriting exposure primarily through monitoring: (i) probable maximum loss (or PML) for natural catastrophe risk, (ii) realistic disaster scenarios for man-made events and certain natural catastrophe risks, and (iii) applying absolute maximum limits by line of business. Torus also uses a major commercial vendor model to monitor its overall exposure to natural catastrophe risk in correlated geographic zones.

Individual Atrium and Torus lines of business utilize internally developed pricing models to evaluate individual underwriting decisions within the context of business plans and risk appetites. Atrium and Torus each use internally developed capital models as a comprehensive tool for business and capital planning, which include providing information on key risks and facilitating an understanding of the interaction among the risks and related exposures.

The incidence, timing and severity of catastrophes and other event types are inherently unpredictable and it is difficult to estimate the amount of loss any given occurrence will generate. Accordingly, there is material uncertainty around our ability to measure exposures, which can cause actual exposures and losses to deviate from our estimates.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. We have a significant presence in Bermuda, the United Kingdom, the United States and Australia, as well as some European countries, and are subject to extensive regulation under the applicable statutes in these countries. A summary of the material regulations governing us in these countries is set forth below.

With our acquisitive strategy, we may become subject in the future to regulation in new jurisdictions or additional regulations in existing jurisdictions depending on the location and nature of any companies acquired. In addition, regulatory authorities may seek to regulate insurance entities that operate within a group regardless of their domiciliary jurisdictions. If an insurer were to be supervised as part of a group, the insurer could become subject to additional regulation. While we are not currently group supervised, it is possible that a regulator having regulatory authority over certain of our subsidiaries could determine in the future that some or all of those subsidiaries should also be supervised by such regulator as a group, which could lead to increased regulation of our companies.

Bermuda

Enstar Group Limited is not itself currently subject to Bermuda insurance regulations. However, the Insurance Act 1978 of Bermuda and related regulations, as amended, or, together, the Insurance Act, regulate the insurance and reinsurance business of our operating subsidiaries in Bermuda. The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the Bermuda Monetary Authority, or BMA, powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.

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

Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses or premiums or pursuant to a risk-based capital measure. Torus Insurance (Bermuda) Limited, our Class 4 insurer domiciled in Bermuda, which continues to underwrite new business, is subject to an enhanced capital requirement (or ECR) determined pursuant to a risk-based capital measure.

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

The BMA has established a group supervision framework for insurance groups. The BMA does not act as group supervisor for Enstar or our subsidiaries; it previously acted as the group supervisor of our Torus group, but during 2014 determined it would no longer do so. If the BMA were to become a group supervisor for our companies, we would expect it to, among other things, assess the group’s compliance with the BMA’s solvency rules, perform ongoing supervisory review and assessment of the group’s financial position and governance systems, coordinate the gathering and dissemination of relevant or essential information, and convene and conduct supervisory discussions with other supervisory authorities that have regulatory oversight over entities within the group.

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

United Kingdom and Lloyd’s

United Kingdom

Our U.K.-based insurance subsidiaries consist primarily of run-off companies and Torus Insurance (UK) Limited (acquired April 1, 2014), which is continuing to underwrite new business. These subsidiaries are regulated by the U.K. Prudential Regulatory Authority, or the PRA, and the Financial Conduct Authority, or the FCA, which together replaced the Financial Services Authority effective April 1, 2013 (we collectively refer to the PRA and FCA in this section as the “U.K. Regulator”). Our U.K. run-off subsidiaries may not underwrite new business. E.U. directives also allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the U.K. within the scope of permission granted by the U.K. Regulator without the necessity of additional licensing or authorization in E.U. countries.

Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company.

In addition, the U.K. Regulator’s Individual Capital Adequacy Standards framework, or ICAS framework, requires insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment amount, or ICA amount, which is the company’s internal calculation of its capital requirements under the ICAS framework. For companies in run-off, the U.K. Regulator typically requires specific loadings to be applied to a company’s ICA (as stipulated by the U.K. Regulator) in order to calculate a company’s Individual Capital Guidance (ICG), which represents the amount of capital a company is required to hold. This is intended to ensure a company holds sufficient capital such that there is no material risk that its liabilities cannot be met as they fall due.

In 2009, the European Parliament approved the Solvency II framework directive. Solvency II is expected to take effect in January 2016, although our U.K. subsidiaries have been preparing for compliance in advance of that date. Solvency II will set out new, strengthened E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers.

The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the ICG and the estimated capital requirement for Solvency II purposes when assessing requests to make distributions.

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

Lloyd’s

We participate in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609; (ii) Shelbourne, which consists of an approved Lloyd’s managing agent, a corporate member and Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC and other run-off or discontinued business type transactions with other Lloyd’s syndicates; and (iii) Torus’ Syndicate 1301 and Torus Underwriting Management Limited (the Lloyd’s managing agent for this syndicate).

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

In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by Syndicate 2008. RITC is generally put in place after the third year of operations of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members.

The Lloyd’s market is currently in the Solvency II internal model application process under Lloyd’s supervision. Our Lloyd’s operations will therefore be required to meet Solvency II standards when they come into effect.

Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.

United States

Our insurance and reinsurance companies domiciled in the U.S. consist of property and casualty companies and life and annuities companies in run-off, as well as Torus Specialty Insurance Company (a U.S. excess and surplus lines insurer) and Torus National Insurance Company (a U.S. admitted insurer that is licensed in all 50 states and the District of Columbia), both of which continue to issue new policies. Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations.

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

U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2014, all of our U.S. insurers exceeded their required levels of risk-based capital.

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

The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and establishes a legal requirement for insurers or their insurance group to conduct an Own Risk and Solvency Assessment (ORSA) in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act has been adopted in states in which certain of our U.S. insurers are domiciled with a January 1, 2015 effective date. We currently anticipate that our U.S. domiciled insurers will meet the exemption from the requirements of the ORSA Model Act for insurers and reinsurers domiciled in the U.S. and insurance groups (both U.S. and international) with less than the minimum amount of annual direct written and unaffiliated assumed premium for the next year. It is possible that the ORSA requirements may apply to certain of our U.S. insurers beginning in 2016. Although not currently subject to ORSA, we and our U.S. domiciled insurers maintain a risk management framework to identify, assess, monitor, manage, and report on material and relevant risks on a continuous and forward looking basis and to determine the funds necessary to ensure solvency requirements are satisfied.

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

As of January 1, 2015, APRA introduced revised prudential standards on risk management and governance. These requirements include the need for regulated insurance entities to have a risk management framework that is consistent and integrated with its risk profile and capital strength, supported by a risk management function and subject to comprehensive review. APRA’s proposed risk management enhancements include the requirement that regulated insurance entities have a board risk committee that provides the Board with objective non-executive oversight of the implementation and on-going operation of its risk management framework, and the requirement that regulated insurance entities designate a chief risk officer who is involved in, and provides effective challenge to, activities and decisions that may materially affect the regulated insurance entities’ risk profile. Our Australian regulated insurance entities are compliant with these standards.

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

Europe

In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in Switzerland and Ireland, as well as Torus Insurance Europe, a Liechtenstein-based company that continues to underwrite new business. We have signed an agreement to acquire Nationale Suisse Belgium, a Belgian insurer, and following closing will be regulated in Belgium. We may, in the future, acquire new subsidiaries in other countries.

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

Our subsidiaries in other European jurisdictions are also regulated by regulators in their respective home countries. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. While the degree and type of regulation to which we are subject in each country may differ, regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, methods of accounting, form and content of the consolidated financial statements, reserves for unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings.

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

Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including with respect to our newer active underwriting and life and annuities segments. We entered the active underwriting business with our acquisitions of Atrium and Arden (in late 2013) and Torus (in April 2014) and we significantly expanded our portfolio of closed-life run-off business with our acquisition of the Pavonia companies (in early 2013). We have less experience operating these businesses. Our ability to develop and execute our business strategies with respect to these new businesses and our core non-life run-off business is essential to our success, future growth opportunities, expanded market visibility and increased access to capital.

Our business strategies include: generating future acquisition opportunities that are carefully reviewed and priced effectively, including by utilizing our active underwriting platforms; professionally and efficiently managing claims; successfully commuting assumed liabilities and ceded reinsurance assets; profitably underwriting selected specialty lines; and prudently managing our investments in a manner that recognizes our liquidity needs. We may not be able to implement these strategies or any future strategies fully or realize the anticipated results of our strategies as a result of significant business, economic and competitive uncertainties, many of which are beyond our control. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.

If our insurance and reinsurance subsidiaries’ loss reserves are inadequate to cover their actual losses, our insurance and reinsurance subsidiaries’ net earnings and capital and surplus would be reduced, which could have a materially adverse impact on our results of operations and financial condition.

Our insurance and reinsurance subsidiaries are required to maintain reserves to cover their estimated ultimate liability for losses and loss adjustment expenses for both reported and unreported incurred claims. These reserves are only estimates of what our subsidiaries consider the settlement and administration of claims will cost based on facts and circumstances known to the subsidiaries, as well as actuarial methodologies and procedures and estimates of future trends and developments and other variable factors such as inflation. Our commutation activity and claims settlement and development in recent years in our non-life run-off segment has resulted in net reductions in provisions for prior period losses and loss adjustment expenses of $288.9 million, $257.1 million and $238.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Although past experience indicates that our non-life run-off loss reserves have been more than adequate to meet our liabilities, because of the uncertainties that surround estimating losses and loss adjustment expenses (which are discussed above in “Item 1. Business — Operating Segments — Non-life Run-off —Reserves for Unpaid Losses and Loss Adjustment Expense”), we cannot be certain that ultimate losses will not exceed these estimates of losses and loss adjustment expenses in the future. If our subsidiaries’ reserves are insufficient to cover their actual losses and loss adjustment expenses, our subsidiaries would have to augment their reserves and incur a charge to their earnings. These charges could be material and would reduce our net earnings and capital and surplus.

The difficulty in estimating our non-life subsidiaries’ reserves is increased because these loss reserves include reserves for potential asbestos and environmental, or A&E, liabilities (at December 31, 2014, A&E gross and net loss reserves were approximately 9.7% and 11.6%, respectively, of total gross and net non-life loss reserves). A&E liabilities are especially hard to estimate (for many reasons, including long waiting periods and reporting delays and difficulties identifying contamination sources and allocating damage liability), developed case law and adequate claim history do not always exist for such claims, and changes in the legal and tort environment affect the development of such claims. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our subsidiaries’ potential losses for these claims. Our subsidiaries have not made any changes in reserve estimates that might arise as a result of any proposed U.S. federal legislation related to asbestos. To further understand this risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Losses and Loss Adjustment Expenses — Latent Claims.”

In our active underwriting businesses, U.S. GAAP does not permit insurers and reinsurers to reserve for catastrophes until they occur, which means that claims from these events could cause substantial volatility in our financial results for any fiscal quarter or year and could have a material adverse effect on our financial condition and results of operations, as well as our financial strength ratings.

For a discussion of reserving risk in our life and annuities business, see “Our life and annuities business is subject to the risk that actual experience relating to mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could cause our reserves to be inadequate, or our results of operations in this business to suffer materially.”

Our expansion into the active underwriting business (through our acquisitions of Atrium and Torus) presents certain risks and uncertainties described below, as well as others that we may encounter, which could cause a material adverse effect on our business, financial condition and results of operations.

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

•

Failure of our risk management and loss limitation methods (described in “Item 1. Business – Enterprise Risk Management (ERM)”) to adequately manage our exposure to losses or provide sufficient protection against losses from our exposures;

•

The intense competition for business in this industry, including competition from major global insurance and reinsurance companies and underwriting syndicates that may have greater experience and resources than our companies or that may be more highly rated than our companies, or competition resulting from industry consolidation;

•

Dependence on a limited number of brokers, managing general agents and other third parties to support our business, both in terms of the volume of business we rely on them to place and the credit risk we assume from them; and

•	Susceptibility to the effects of inflation due to premiums being established before the ultimate amounts of losses and loss adjustment expense are known.

The cyclical nature of the insurance and reinsurance business may make it more difficult for Atrium and Torus to operate profitably and may negatively impact our ability to execute our active underwriting strategies successfully.

The insurance and reinsurance industry has historically been characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of underwriting capacity permitted more favorable premium levels. An increase in premium levels is often offset by an increasing supply of underwriting capacity (including by new entrants, market instruments and structures, and additional commitments by existing insurers) that may cause prices to decrease. Changes in the frequency and severity of losses suffered by insureds and insurers also impact industry cycles. We cannot predict whether market conditions will improve, remain constant or deteriorate. Negative market conditions could lead to a significant reduction in premium rates, impair our ability to underwrite at rates that we consider appropriate and commensurate with the risk assumed, result in less favorable policy terms and drive fewer submissions for our active underwriting services. These factors could cause our earnings to decrease and our results of operations to fluctuate significantly from period to period.

Cyclical market conditions also impact the availability and cost of reinsurance that our active underwriting companies seek to purchase. Atrium and Torus purchase reinsurance as part of our risk management strategy. Market conditions may limit or prevent our active underwriting companies from obtaining the types and amounts of reinsurance that we consider adequate for our business needs. If our active underwriting companies are unable to purchase reinsurance, or if reinsurance is available on less favorable terms or only with less creditworthy reinsurers, we may retain a higher proportion of risks then we would otherwise prefer, incur additional expense, or purchase reinsurance from companies who present a higher credit risk. Any of these factors could negatively impact our financial performance.

Downgrades of financial strength ratings at Torus or Lloyd’s could materially and negatively impact our active underwriting business and our company.

Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The Torus operating insurance entities were assigned a financial strength rating of “A-” (Excellent) by A.M. Best. Following the announcement of the agreement to acquire Torus, its ratings were placed under review by A.M. Best with negative implication. Immediately following the completion of the acquisition of Torus, A.M. Best removed the Torus entities from under review with negative implications and assigned a negative outlook, which it stated was primarily due to its historical performance and challenging market conditions. This outlook or a ratings downgrade or withdrawal could negatively impact Torus’ competitive position in the industry, severely limit or prevent Torus from writing new insurance and reinsurance contracts as policyholders move their business to other more highly-rated companies, and permit certain ceding companies to cancel reinsurance contracts Torus has issued. Such a change could also inhibit our ability to implement our business and growth strategies successfully.

In addition, Lloyd’s ratings apply to business written through Syndicate 609 and Torus’ Syndicate 1301. Lloyd’s is rated “A” (Excellent) by A.M. Best, “A+” (Strong) by Standard and Poor’s (or S&P) and “AA-” (Very Strong) by Fitch Ratings. Financial strength ratings downgrades at Lloyd’s could adversely affect our Lloyd’s syndicates’ ability to trade in certain classes of business at current levels.

Emerging claim and coverage issues could adversely affect our business.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and loss adjustment expenses by either extending coverage beyond the envisioned scope of insurance policies and reinsurance contracts, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. In some instances, these changes may not become apparent until some time after we have acquired or issued the contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued.

Exit and finality opportunities provided by solvent schemes of arrangement may not continue to be available, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off of our insurance and reinsurance subsidiaries.

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, the local legislation provides for the possibility of pursuing strategies to achieve complete finality and concluding the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda or Australia, by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. In April 2014, the U.K. Prudential Regulation Authority (or the PRA) issued a supervisory statement that indicated that the PRA may require policyholders to be offered continuity of cover as part of a solvent scheme of arrangement proposal, in order to be compatible with the PRA’s statutory objective of securing an appropriate degree of protection for policyholders.

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

Should a solvent scheme of arrangement promoted by any of our insurance or reinsurance subsidiaries fail to receive the requisite approval by creditors or sanction by the court, or if solvent schemes are no longer available to the same extent, we will have to run off these liabilities until expiry, which may result in the diversion of our resources to settle policyholder claims for a substantially longer run-off period and increase the associated costs of run-off, resulting potentially in a material adverse effect on our financial condition and results of operations.

Our life and annuities business is subject to the risk that actual experience relating to mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could cause our reserves to be inadequate or our results of operations in this business to suffer materially.

The performance of our life and annuities business is highly dependent on our ability to manage the run-off successfully and operate the business effectively and efficiently. Our reserves for life and annuity policy benefits are based on certain assumptions, including mortality, morbidity, policy persistency/lapse rates, expenses, and discount rates, which are impacted by expected investment yields on the assets that support these liabilities. The adequacy of our reserves is contingent on actual experience related to these key assumptions, which were generally established at the time of issue and reviewed and adjusted upon our acquisition. Under GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops, which means the impact of the difference between assumptions and actual experience is reflected in results of operations each period. In addition, if actual experience differs from these assumptions, our reserves may not be adequate, which would require us to add to reserves, or the cost of claims could increase. This could materially and adversely impact our results of operations and financial condition.

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

Our run-off business entails acquiring and managing closed insurance and reinsurance companies and portfolios of insurance and reinsurance. This business differs from the business of traditional insurance and reinsurance underwriting in that our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and loss adjustment expense, or LAE, may not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings. Although our life and annuities businesses do collect premiums on in-force policies, they are subject to the risk that the premiums they receive and the assets supporting our stated policy benefits for life and annuity contracts may not be sufficient to cover future obligations and costs. Our active underwriting businesses, although they produce new premium revenue, also remain subject to many of these risks.

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

We have pursued and, as part of our strategy, we will continue to pursue growth through acquisitions. Since our formation in August 2001, we have acquired over 65 insurance and reinsurance companies and portfolios of insurance and reinsurance business, and we expect to continue to make such acquisitions in the future. Since the beginning of 2013, we have expanded our acquisitions from primarily property and casualty run-off business to life and annuities companies in run-off, as well as active underwriting companies. We cannot assure you that the performance of the companies acquired will meet our expectations, and we cannot be certain that any of these acquisitions will be financially advantageous for us or our shareholders.

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

In particular, our ability to continue to integrate and successfully operate the Torus companies will be a key component to our continued success. Torus added approximately 500 employees and a number of new offices in various countries. Torus also is a new operating segment for us. In addition to the risks discussed above, the potential challenges of integrating Torus and achieving the anticipated benefits include implementing business and underwriting plans for Torus, establishing operating efficiencies, managing expenses, retaining key employees, improving systems, and working effectively with our joint venture partners.

We must also assimilate the Torus companies into our internal control system, including by ensuring their compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Exchange Act as of December 31, 2015. Failure to effectively achieve this could result in us reporting a material weakness in our internal controls over financial reporting.

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

Our future capital requirements depend on many factors, including acquisition activity, our ability to manage the run-off of our assumed policies, our ability to establish reserves at levels sufficient to cover losses, and our underwriting plans. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets and the strength of our capital position and operating results. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of such equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions. See also “Risks Related to Laws and Regulations — Political, regulatory and industry initiatives could adversely affect our business by increasing the amount of regulation we face or changing the nature of the regulations that apply to us in operating our insurance businesses or acquiring new insurance businesses.”

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

Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. Many reinsurance companies have been negatively impacted by the difficult financial and economic conditions since 2008, including unprecedented financial market disruption. A number of these companies, including some of those with which we conduct business, have been downgraded and/or have been placed on negative outlook by various rating agencies. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings. In addition, a reinsurer’s inability or unwillingness to honor its obligations to Atrium or Torus may negate the intended risk-reducing impact of our reinsurance purchasing programs.

As at December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers, which represented 10% or more of our total non-life run-off reinsurance balances recoverable. One of those reinsurers (accounting for $139.3 million of the $314.5 million as at December 31, 2014) was rated A+, while the remaining $175.2 million of the $314.5 million as at December 31, 2014, were secured by trust funds held for the benefit of our insurance and reinsurance subsidiaries. Although our exposure to one of these reinsurers is mitigated by the trust fund, exposure to these and any other reinsurers who from time to time represent meaningful percentages of our total reinsurance balances recoverable may increase the risks described above.

Included within total reinsurance balances recoverable of $1,331.6 million are: (i) reinsurance balances recoverable from A- and above rated reinsurers amounting to $1,045.9 million, net of provisions for uncollectible reinsurance recoverables of $81.0 million; (ii) reinsurance balances recoverable from less than A- rated reinsurers amounting to $204.5 million, against which there are no provisions for uncollectible reinsurance recoverables, because the balances are secured by collateral such as trust funds or letters of credit; and (iii) reinsurance balances recoverable from less than A- rated reinsurers amounting to $81.2 million, net of provisions for uncollectible reinsurance recoverable of $208.9 million, which are unsecured.

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

In addition, the ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by applicable insurance laws and regulations (which are described in “Item 1. Business — Regulation”). These laws and regulations and the determinations by the regulators implementing them may significantly restrict distributions, and, as a result, our overall liquidity. The ability of all of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans.

Fluctuations in currency exchange rates may cause us to experience losses.

We maintain a portion of our investments, insurance liabilities and insurance assets denominated in currencies other than U.S. dollars. Consequently, we and our subsidiaries may experience foreign exchange losses, which could adversely affect our results of operations. We publish our consolidated financial statements in U.S. dollars. Therefore, fluctuations in exchange rates used to convert other currencies, particularly Australian dollars, Canadian dollars, British pounds and Euros, into U.S. dollars will impact our reported financial condition, results of operations and cash flows from year to year.

Our failure to comply with covenants contained in our credit facilities could trigger prepayment obligations, which could adversely affect our results of operations and financial condition.

We and our subsidiaries currently have two outstanding credit facilities: our Revolving Credit Facility and the Companion Facility. These credit facilities contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends and stock repurchases, investment constraints and limitations on liens on stock. We may also enter into future credit facilities or other debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities, which could result in us being required to repay the amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.

In addition, complying with these covenants could limit our financial and operational flexibility. Our credit facilities are described in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Loans Payable.”

Risks Relating to Our Investments

The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates and credit spreads.

We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The net investment income that our subsidiaries realize from investments in fixed maturity securities will generally increase or decrease with changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. The fair market value of our subsidiaries’ fixed maturity securities generally increases or decreases in an inverse relationship with fluctuations in interest rates. A rise in interest rates would increase net unrealized losses, which would be offset over time by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease net unrealized losses, which would be offset over time by lower rates of return on funds reinvested. The fair market value can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. Any such deterioration of credit ratings on our fixed maturity security investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit, we may realize a significant loss.

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

The fair market value of our subsidiaries’ fixed maturity securities and short-term investments classified as trading and/or available-for-sale in our subsidiaries’ investment portfolios amounted to approximately $4.20 billion at December 31, 2014. The changes in the market value of our subsidiaries’ securities that are classified as trading or available-for-sale are reflected in our financial statements. Other-than-temporary impairment losses in the value of our subsidiaries’ fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our subsidiaries’ investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our subsidiaries’ investment portfolios, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investments.”

Our investments in alternative investments may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity.

In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as private equity, fixed income, fixed income hedge, equity, real estate debt and CLO equity funds. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemptions, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and liquidity.

Alternative or “other” investments held by our insurance and reinsurance subsidiaries may not meet regulatory admissibility requirements, which may limit our subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. As of December 31, 2014, we had an aggregate fair market value of $836.9 million of such investments, which comprised 13.9% of our total investments. For more information on our alternative investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investments.”

The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.

Fixed maturity and alternative investments, such as private equity, fixed income, fixed income hedge, equity, real estate debt and CLO equity funds, along with direct investments in CLO equities, represent the majority of our total cash and invested assets. Other than fixed maturity securities classified as held-to-maturity and carried at amortized cost, these investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and available-for-sale securities in the fixed maturities portfolio are independently provided by our investment custodians, investment accounting service providers and investment managers, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our custodians, accounting service providers or managers, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust in our judgment following our internal review.

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

We are subject to extensive regulation under insurance laws and regulations of a number of jurisdictions. Existing laws and regulations limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards that they must meet and maintain, impose restrictions on the amount and type of investments that they can hold to meet solvency and capital adequacy requirements, require them to maintain reserve liabilities, and require pre-approval of acquisitions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations and/or exemptions under applicable laws and regulations may subject our insurance and reinsurance subsidiaries to fines and penalties, restrict them from conducting business or result in commencement of insurance company delinquency proceedings against a non-compliant insurance or reinsurance subsidiary. The application of these laws and regulations may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these risks, see “Item 1. Business — Regulation.”

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

Our subsidiaries may not have maintained or be able to maintain their businesses in full compliance with the laws and regulations to which they are subject, or the relevant insurance regulatory authority’s interpretation of those laws and regulations, or may not have maintained or be able to maintain all required licenses and approvals. In addition, some regulatory authorities have relatively broad discretion to grant, renew or revoke licenses and approvals. If our subsidiaries do not comply with applicable regulatory requirements or do not have the requisite licenses and approvals, the insurance regulatory authorities may preclude or suspend our subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, or impose monetary penalties on them. These types of actions may have a material adverse effect on our business and may preclude us from making future acquisitions or obtaining future management engagements.

Political, regulatory and industry initiatives could adversely affect our business by increasing the amount of regulation we face or changing the nature of the regulations that apply to us in operating our insurance businesses or acquiring new insurance businesses.

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

In many of the jurisdictions in which we operate, there are increased initiatives relating to group supervision though cooperation and coordination among insurance regulators. Regulators in certain jurisdictions may seek to regulate (1) insurance entities that operate within a group regardless of their domiciliary jurisdictions and (2) non-insurance entities within a group. If an insurer were to be supervised by more than one regulator or as part of a group-wide supervision initiative, the insurer could become subject to additional regulation. It is possible that a regulator having regulatory authority over certain of our subsidiaries could determine in the future that other insurance or non-insurance subsidiaries should also be supervised by such regulator as a group, which could lead to increased regulation of our companies.

In addition, increased scrutiny by insurance regulators of investments in or acquisitions of insurers or insurance holding companies by private equity firms or hedge funds may result in imposition of additional regulatory requirements and restrictions. For example, some U.S. state insurance regulators (including the New York Department of Financial Services) are strengthening filing and disclosure requirements and imposing restrictions on transactions by private equity firms or hedge funds as a condition to approval. The NAIC is developing tools, procedures and metrics that insurance regulators can use to monitor and reduce risks that some regulators believe could be associated with the growing numbers of insurers now owned or controlled by private equity firms and hedge funds. We have in the past partnered with private equity firms in making acquisitions and may do so in the future. This increased scrutiny and regulation may make it difficult to complete U.S. acquisitions with private equity or hedge funds should we seek to do so. In addition, private equity firms have invested in Enstar and may seek to do so in the future. This increased regulation may materially and adversely impact our ability to raise capital through transactions with these types of investors.

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

Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the business in which we compete, and the pool of highly skilled employees available to fill key positions at our companies may fluctuate based on market conditions. We rely substantially upon the services of our executive officers and our subsidiaries’ executive officers and directors, as well as our local management teams, to implement our business strategies. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business. Higher demand for employees having desired talents could lead to increased compensation expectations for existing and prospective personnel across our organization, which could also make it difficult to maintain labor expenses at desired levels.

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

If we experience difficulties with our information technology assets or if there is a security breach, our business could be adversely affected.

We rely heavily on the successful, uninterrupted functioning of our information technology assets and telecommunications systems, as well as those of any third-party service providers we use. Our business is dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as paying claims, performing actuarial and other modeling functions, pricing, quoting and processing policies, investment management, acquisition work and other necessary legal, financial and business functions. A failure of our information technology assets or telecommunications systems could materially impact our ability to perform these functions, affect the confidentiality, availability or integrity of information or information systems, expose us to litigation and increase our administrative expenses.

Computer viruses, cyber attacks, and other external hazards, as well as any internal process or employee failures, could expose our information technology assets to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, or cause system disruptions or shut-downs. In addition to our own information, we receive and may be responsible to protect confidential information from clients and other third parties, which could also be compromised in the event of a security breach. Our active underwriting companies rely on broker portals to bind certain business, and, therefore, a service interruption would negatively impact our ability to write business.

Where we rely on third parties for outsourced functions and other services, our information may be exposed to the risk of a data breach or cyber-security incident through their systems. Although we utilize numerous controls, protections and risk management strategies to attempt to mitigate these risks, and management is not aware of a material cybersecurity incident to date, the sophistication and volume of these security threats continues to rise at an increasingly rapid rate. The potential consequences of a data breach or cyber-security incident could include claims against us, significant reputational damage to our company, damage to our business as a result of disclosure of proprietary information, regulatory action against us, and dissatisfied customers, policyholders and business partners. Such an incident could cause us to lose business and commit resources, management time and money to remediate these breaches, any of which in turn could have an adverse impact on our business.

If outsourced providers such as third-party administrators, managing general agents, investment managers or other service providers were to breach obligations owed to us, our business and results of operations could be adversely affected.

We outsource certain business functions to third party providers, and in these relationships we are subject to the risk that these providers do not perform as anticipated or do not adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators, under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. Our Torus and Atrium subsidiaries use managing general agents, general agents and other producers to write and administer business on their behalf within underwriting authorities prescribed by Torus and Atrium. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators, agents and producers, and managers on an ongoing basis, our monitoring efforts may not be adequate or our service providers could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations.

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

We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of Messrs. Silvester, O’Shea and Packer, First Reserve Management, L.P. (or First Reserve), Trident V, L.P. and its affiliates (or Trident), Beck Mack & Oliver (or Beck Mack) and Goldman, Sachs & Co. and its affiliates (or Goldman Sachs) may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2014, Messrs. Silvester, O’Shea and Packer, First Reserve, Trident, Beck Mack and Goldman Sachs beneficially owned approximately 7.8%, 1.2%, 2.0%, 9.5%, 8.5%, 7.5% and 4.2%, respectively, of our outstanding voting ordinary shares. Goldman Sachs owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of over 18% as of December 31, 2014. First Reserve owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of over 11.5% as of December 31, 2014.

Although they do not act as a group, First Reserve, Trident, Beck Mack, Goldman Sachs and each of Messrs. Silvester, O’Shea and Packer may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.

Some aspects of our corporate structure may discourage third-party takeovers and other transactions, limit voting rights of certain shareholders to 9.5% or prevent the removal of our board of directors and management.

Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws make it difficult for any U.S. shareholder or Direct Foreign Shareholder Group (a shareholder or group of commonly controlled shareholders of Enstar that are not U.S. persons) to own or control ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares. The votes conferred by such shares will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by such shares will constitute 9.5% of the total voting power of all ordinary shares entitled to vote generally. The primary purpose of this restriction is to reduce the likelihood that we or any of our non-U.S. subsidiaries will be deemed a “controlled foreign corporation” within the meaning of Internal Revenue Code of 1986, as amended, or the Code, for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of our ordinary shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests. In addition, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings.

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

Insurance laws and regulations in the jurisdictions in which our insurance and reinsurance subsidiaries operate require prior notices or regulatory approval of changes in control of an insurer or its holding company. Different jurisdictions define changes in control differently, and generally any purchaser of 10% or more of our ordinary shares could become subject to regulation and be required to file certain notices and reports with the applicable insurance authorities. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change in control of us, including transactions that some shareholders might consider to be desirable.

The market value of our ordinary shares may decline if large numbers of shares are sold, including pursuant to existing registration rights.

We have a registration rights agreement with Mr. Silvester, Trident and certain other of our shareholders. This agreement provides that Mr. Silvester and Trident may request that we effect a registration under the Securities Act of 1933, as amended (or the Securities Act) of certain of their ordinary shares. We have also entered into a registration rights agreement with Goldman Sachs in connection with our private placement in 2011, which provides that it may make two requests that we effect a registration under the Securities Act of the voting ordinary shares and non-voting ordinary shares issued to them in the private placement. In connection with the acquisition of Torus, we entered into a registration rights agreement with First Reserve and Corsair Specialty Investors, L.P. (or Corsair) on April 1, 2014, pursuant to which we filed a resale shelf registration statement for their Registrable Securities. The agreement also provides that First Reserve may make three requests that we effect a registration under the Securities Act of its voting ordinary shares (including any voting ordinary shares into which First Reserve’s non-voting ordinary shares may convert) and that Corsair may make one such request.

All of these investors also have “piggyback” registration rights with respect to our registration of voting ordinary shares for our own account or for the account of one or more of our shareholders. As of December 31, 2014, the following shares are subject to these registration rights agreements: (i) an aggregate of approximately 2.3 million voting ordinary shares held by Mr. Silvester and Trident, (ii) 665,529 voting ordinary shares and 2,725,637 non-voting ordinary shares held by Goldman Sachs, (iii) 1,502,211 voting ordinary shares and 714,015 non-voting ordinary shares held by First Reserve, and (iv) 397,115 voting ordinary shares held by Corsair.

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

If the RPII rules of the Code were to apply to us, a U.S. person who owns our ordinary shares directly, or indirectly through foreign entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes the shareholder’s pro rata share of our non-U.S. subsidiaries’ RPII for the entire taxable year, determined as if that RPII were distributed proportionately to the U.S. shareholders at that date regardless whether any actual distribution is made. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization would generally be treated as unrelated business taxable income. Although we and our subsidiaries intend to operate generally in a manner so as to qualify for certain exceptions to the RPII rules, there can be no assurance that these exceptions will be available. Accordingly, there can be no assurance that U.S. persons who own our ordinary shares will not be required to recognize gross income inclusions attributable to RPII.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.    PROPERTIES.

We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia, Ireland, Switzerland, Canada, India, Singapore and several European countries.

We renew and enter into new leases in the ordinary course of our business. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.

ITEM 3.    LEGAL PROCEEDINGS

We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. In addition to claims litigation and arbitration, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity.

We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition. Nevertheless, we cannot assure you that lawsuits, arbitrations or other litigation will not have a material adverse effect on our business, financial condition or results of operations. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental and other claims. There can be no assurance that any such future litigation will not have a material adverse effect on our business, financial condition or results of operations.

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

	2014		2013
	High	Low	High	Low
First Quarter	$141.64	$119.82	$129.83	$112.72
Second Quarter	$152.47	$127.31	$138.99	$118.56
Third Quarter	$153.74	$136.31	$147.85	$131.17
Fourth Quarter	$161.94	$135.05	$142.67	$131.46

Holders

On February 26, 2015 there were 1,892 shareholders of record of our voting ordinary shares and 9 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Dividends

We are a holding company and have no direct operations. Our ability to pay dividends or distributions depends almost exclusively on the ability of our subsidiaries to pay dividends to us. Under applicable law, our subsidiaries may not declare or pay a dividend if there are reasonable grounds for believing that they are, or would after the payment be, unable to pay their liabilities as they become due, or the realizable value of their assets would thereby be less than the aggregate of their liabilities and their issued share capital and share premium accounts. Additional restrictions apply to the ability of our insurance and reinsurance subsidiaries to distribute capital and pay dividends, as described in “Item 1. Business — Regulation,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and “Note 19 — Dividend Restrictions and Statutory Requirements” in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. In addition, our outstanding credit facilities contain restrictions on our ability and certain of our subsidiaries’ ability to pay dividends.

We do not intend to pay a dividend on our ordinary shares, and we did not pay any dividends on our ordinary shares in 2014 or 2013. Rather, we intend to reinvest distributions from our subsidiaries back into the company. For a further description, see “Item IA. Risk Factors — Risks Relating to Ownership of Our Ordinary Shares — We do not intend to pay cash dividends on our ordinary shares.”

Company Stock Performance

A graph reflecting our stock performance is included below. The graph reflects the investment of $100.00 on December 31, 2009 (assuming the reinvestment of dividends) in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index.

	12/09	12/10	12/11	12/12	12/13	12/14
Enstar Group Limited	100.00	115.83	134.48	153.36	190.24	209.38
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Insurance	100.00	117.00	121.06	139.89	186.24	206.76

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

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

Since our inception, we have made numerous acquisitions of companies and portfolios of business that impact the comparability between periods of the information reflected below. In particular, our 2014 acquisition of Torus and our 2013 acquisitions of SeaBright, Pavonia, Arden and Atrium impact comparability to other periods, including with respect to net premiums earned. Our acquisitions are described in “Item 1. Business — Recent Transactions” and Notes 3 and 4 to our audited consolidated financial statements included in Item 8 of this report.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands of U.S. dollars, except share and per share data)
Selected Statements of Earnings Data:
Net premiums earned	$646,450	$239,807	$3,511	$3,543	$—
Fees and commission income	33,079	12,817	8,570	17,858	23,015
Net investment income	117,369	93,295	77,760	68,676	81,261
Net realized and unrealized gains	62,619	70,651	73,612	9,214	31,782
Gain on bargain purchase	—	—	—	13,105	—
Net (increase) reduction in ultimate losses and loss adjustment expense liabilities	(9,146)	163,672	237,953	293,461	311,834
Life and annuity policy benefits	(108,046)	(78,354)	300	(1,557)	—
Acquisition costs	(132,573)	(23,199)	—	—	—
Total other expenses	(382,516)	(254,867)	(210,187)	(195,842)	(242,865)
Share of earnings of partly owned company	—	—	—	—	10,704

Net earnings	227,236	223,822	191,519	208,458	215,731
Less: Net earnings attributable to noncontrolling interests	(13,487)	(15,218)	(23,502)	(54,765)	(41,645)

Net earnings attributable to Enstar Group Limited	$213,749	$208,604	$168,017	$153,693	$174,086

Per Ordinary Share Data: (1)
Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$11.61	$12.62	$10.22	$11.03	$12.91

Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$11.44	$12.49	$10.10	$10.81	$12.66

Weighted average ordinary shares outstanding — basic	18,409,069	16,523,369	16,441,461	13,930,221	13,489,221
Weighted average ordinary shares outstanding — diluted	18,678,130	16,703,442	16,638,021	14,212,440	13,751,256

	December 31,
	2014	2013	2012	2011	2010
	(in thousands of U.S. dollars, except per share data)
Selected Balance Sheet Data:
Total investments	$6,004,149	$5,519,798	$3,352,875	$3,335,199	$2,429,106
Total cash and cash equivalents (inclusive of restricted)	1,498,376	1,041,498	954,855	1,223,665	1,455,354
Reinsurance balances recoverable	1,331,555	1,363,819	1,122,919	1,789,582	961,442
Total assets	9,936,885	8,620,155	5,878,261	6,606,138	5,235,904
Losses and loss adjustment expense liabilities	4,509,421	4,219,905	3,650,127	4,272,081	3,291,275
Policy benefits for life and annuity contracts	1,220,864	1,273,100	11,027	10,835	—
Loans payable	320,041	452,446	107,430	242,710	245,278
Total Enstar Group Limited shareholders’ equity	2,304,850	1,755,523	1,553,755	1,386,066	948,421
Book Value per Share:(2)
Basic	$120.04	$106.21	$94.29	$84.56	$73.29
Diluted	$119.22	$105.20	$93.30	$82.97	$71.68
Shares Outstanding:
Basic	19,201,017	16,528,343	16,477,809	16,391,076	12,940,660
Diluted	19,332,864	16,707,115	16,653,120	16,705,767	13,231,320

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

While our core focus remains acquiring and managing non-life run-off business, in recent years, we expanded our business by entering into the active underwriting business through our acquisitions of Atrium and Torus. We partnered with the Trident V funds in the Atrium and Torus acquisitions, with Enstar owning an approximate 59.0% interest and Trident V owning an approximate 39.3% interest in the acquired companies (with Dowling owning a 1.7% interest). We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia from HSBC Holdings plc on March 31, 2013.

Our strategies with respect to these new lines of business and our core non-life run-off business are discussed in “Item 1. Business — Company Overview,” “—Strategy” and “—Recent Transactions.”

We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United Kingdom, the United States, Europe and Australia.

Key Performance Indicators

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies. Our growth in book value per share on a fully diluted basis since becoming a public company on January 31, 2007 is set forth in the table below. We have achieved a compounded annual growth rate on our fully diluted book value per share of approximately 17.9% during this time.

Drivers of Book Value Growth

During the year ended December 31, 2014, we increased our book value per share on a fully diluted basis by 13.3% to $119.22 per share. We grow our book value primarily in the following ways:

•	settling our non-life run-off net loss reserves from acquired businesses below their acquired fair value (net reduction in ultimate losses and loss adjustment expense liabilities);

•	earning premiums in excess of related losses for our Torus, Atrium and life and annuities segments (net premiums earned);

•	generating investment income on our cash and investment portfolios (net investment income and net realized and unrealized gains);

•

earning fees and commission income by providing expert run-off management services for a fixed and/or incentive based fee in our non-life run-off segment, and by providing managing general agency services through our Atrium segment (fees and commission income); and

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

Net ultimate losses and loss adjustment expense liabilities established by management utilizing analysis performed by independent actuaries prepared on an annual basis are reviewed by our management each quarter. Reserves reflect management’s best estimate of the remaining unpaid portion of these liabilities. Prior period estimates of net ultimate losses and loss adjustment expense liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts. Net reductions in ultimate losses and loss adjustment expense liabilities are reported as negative expenses by us. For more information on how the reserves are calculated, see “— Critical Accounting Policies — Losses and Loss Adjustment Expenses.”

Net Premiums Earned

We derive income from premiums from our insurance and reinsurance businesses. Insurance and reinsurance premiums are a function of the amount and type of contracts written as well as prevailing market prices and conditions. Non-life premiums are earned over the terms of the underlying coverage. Life and annuity premiums are generally earned when the premium is due from policyholders. Each of our insurance and reinsurance contracts contain different pricing, terms and conditions and expected profit margins. Therefore, the amount of premiums is not necessarily an accurate indicator of our anticipated profitability. Premium estimates are based upon information in underlying contracts and data received from clients, cedants and brokers. Changes in premium estimates are expected and may result in significant adjustments in any period. These estimates change over time as additional information regarding the underlying business volume or insured values of our clients is obtained. There is often a delay in the receipt of updated premium information from clients due to the time lag in preparing and reporting the data to us. After review by our underwriters and finance staff, we increase or decrease premium estimates as updated information from our clients is received.

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

Fees and Commission Income

Our Atrium segment earns profit commission income primarily related to the provision of managing general agency services to Syndicate 609 and its third-party members. Our non-life run-off segment generates fee income for run-off and claims services based on a combination of fixed and success-based fee arrangements. Fee income will vary from period to period depending on the timing of completion of success-based fee arrangements. Success-based fees are recorded when targets related to overall project completion or profitability goals are achieved.

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

With respect to our U.K., Bermudian and Australian insurance and reinsurance subsidiaries, the local legislation provides for the possibility of pursuing strategies to achieve complete finality and conclude the run-off of a company by promoting solvent schemes of arrangement. Solvent schemes of arrangement have been a popular means of achieving financial certainty and finality for insurance and reinsurance companies incorporated or managed in the U.K., Bermuda and Australia by making a one-time full and final settlement of an insurance and reinsurance company’s liabilities to policyholders. In April 2014, the PRA issued a supervisory statement that indicated that the PRA may require policyholders to be offered continuity of cover as part of a solvent scheme of arrangement proposal, in order to be compatible with the PRA’s statutory objective of securing an appropriate degree of protection for policyholders. On acquisition of a U.K., Bermudian or Australian company, the claims payout projection is weighted according to management’s estimated probability of being able to complete a solvent scheme of arrangement. To the extent that solvent schemes of arrangement are not available to an acquired company, no weighting is applied to the projected claims payout.

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

Losses and Loss Adjustment Expenses

Non-life Run-off

The following table provides a breakdown of gross losses and loss adjustment expense reserves by type of exposure as of December 31, 2014 and 2013.

	2014			2013
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$127,061	$234,551	$361,612	$152,478	$298,612	$451,090
Environmental	46,526	31,338	77,864	47,518	40,886	88,404
General casualty	414,869	362,743	777,612	383,609	261,911	645,520
Workers compensation/personal accident	774,225	282,943	1,057,168	944,077	383,287	1,327,364
Marine, aviation and transit	65,936	9,598	75,534	137,054	45,597	182,651
Construction defect	45,923	41,095	87,018	74,275	89,365	163,640
Other	626,992	171,318	798,310	664,419	233,784	898,203

Total	$2,101,532	$1,133,586	$3,235,118	$2,403,430	$1,353,442	$3,756,872

ULAE			199,892			247,641

Total			$3,435,010			$4,004,513

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

The following table provides a breakdown of losses and loss adjustment expense reserves (net of reinsurance balances recoverable) by type of exposure as of December 31, 2014 and 2013:

	2014		2013
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)
Asbestos	$324,803	12.3%	$405,323	14.1%
Environmental	64,307	2.4%	75,542	2.6%
General casualty	480,066	18.2%	431,362	15.0%
Workers compensation/personal accident	736,771	28.0%	903,756	31.3%
Marine, aviation and transit	69,508	2.6%	101,547	3.5%
Construction defect	55,551	2.1%	100,576	3.5%
Other	703,403	26.8%	617,233	21.4%
ULAE	199,892	7.6%	247,641	8.6%

Total	$2,634,301	100.0%	$2,882,980	100.0%

As of December 31, 2014, the IBNR reserves (net of reinsurance balances receivable) accounted for $862.4 million, or 32.7%, of our total net losses and loss adjustment expenses. The reserve for IBNR (net of reinsurance balance receivable) accounted for $962.6 million, or 33.4%, of our total net loss reserves at December 31, 2013.

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

We strive to apply the highest standards of discipline and professionalism to our claims adjusting, processing and settlement, and disputes with cedants are rare. However, we are from time to time involved in various disputes and legal proceedings in the ordinary course of our claims adjusting process. The majority of the losses ceded to us are from the subscription insurance market (where there are often many insurers and reinsurers underwriting each policy), and we often are involved in disputes commenced by other co-insurers who act in unison with any litigation or dispute resolution controlled by the lead underwriter. Coverage disputes arise when the insured/reinsured and insurer/reinsurer cannot reach agreement as to the interpretation of the policy and/or application of the policy to a claim. Most insurance and reinsurance policies contain dispute resolution clauses requiring arbitration or mediation. In the absence of a contractual dispute resolution process, civil litigation would be commenced. We aim to reach a commercially acceptable resolution to any dispute, using arbitration or litigation as a last resort. We regularly monitor and provide internal reports on disputes involving arbitration and litigation and engage external legal counsel to provide professional advice and assist with case management.

In establishing reserves, management includes amounts for IBNR reserves using information from independent actuarial estimates of ultimate losses. Our independent actuaries use generally accepted actuarial methodologies to estimate ultimate losses and loss adjustment expenses and those estimates are reviewed by our management.

Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Gross loss reserves for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which approximately 12.8% (2013: 13.5%) relate to asbestos and environmental, or A&E, exposures.

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

When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and loss adjustment expense reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2014.

The range of gross loss and loss adjustment expense reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2014 were:

	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$310,977	$361,612	$396,648
Environmental	67,519	77,864	86,399
General casualty	688,961	777,612	879,110
Workers compensation/personal accident	933,763	1,057,168	1,161,390
Marine, aviation and transit	66,428	75,534	87,479
Construction defect	75,396	87,018	94,879
Other	711,474	798,310	913,089
ULAE	199,892	199,892	199,892

Total	$3,054,410	$3,435,010	$3,818,886

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

1. Paid Survival Ratio Method.    In this method, our expected annual average payment amount is multiplied by an expected future number of payment years to get an indicated reserve. Our historical calendar year payments are examined to determine an expected future annual average payment amount. This amount is multiplied by an expected number of future payment years to estimate a reserve. Trends in calendar year payment activity are considered when selecting an expected future annual average payment amount. Accepted industry benchmarks are used in determining an expected number of future payment years. Each year, annual payments data is updated, trends in payments are re-evaluated and changes to benchmark future payment years are reviewed. Advantages of this method are ease of application and simplicity of assumptions. A potential disadvantage of the method is that results could be misleading for portfolios of high excess exposures where significant payment activity has not yet begun.

2. Paid Market Share Method.    In this method, our estimated market share is applied to the industry estimated unpaid losses or estimate of industry ultimate losses. The ratio of our historical calendar year payments to industry historical calendar year payments is examined to estimate our market share. This ratio is then applied to the estimate of industry unpaid losses or estimate of industry ultimate losses. Each year, calendar year payment data is updated (for both us and industry), estimates of industry unpaid losses are reviewed and the selection of our estimated market share is revisited. This method has the advantage that trends in calendar year market share can be incorporated into the selection of company share of remaining market payments. A potential disadvantage of this method is that it is particularly sensitive to assumptions regarding the time-lag between industry payments and our payments.

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

6. Decay Factor Method.    In this method, a decay factor is directly applied to our payment data to estimate future payments. The decay factors were selected based on a review of our own decays and industry decays. This method is most useful where our data shows a decreasing pattern and is credible enough to be reliable. This method was introduced in 2013.

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

As of December 31, 2014, we had 30 separate insurance and/or reinsurance subsidiaries in the non-life run-off segment whose reserves are categorized into approximately 262 reserve categories in total, including 32 distinct asbestos reserving categories and 22 distinct environmental reserving categories.

To the extent that data availability allows, the six methodologies described above are applied for each of the 32 asbestos reserving categories and each of the 22 environmental reserving categories. As is common in actuarial practice, no one methodology is exclusively or consistently relied upon when selecting a recorded reserve. Consistent reliance on a single methodology to select a recorded reserve would be inappropriate in light of the dynamic nature of both the A&E liabilities in general, and our actual exposure portfolios in particular.

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

The following key assumptions were used to estimate A&E reserves at December 31, 2014:

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

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $74 billion for asbestos and $40 billion for environmental, and changes in the time-lag, from the selected averages of 2.8 years for asbestos and 2.2 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and allocated loss adjustment expenses, or ALAE, at December 31, 2014 and differs from the table on page 81, which demonstrates the range of outcomes produced by the various methodologies.

Sensitivity to Industry Asbestos Ultimate Loss Assumption	Asbestos Loss Reserves
(in thousands of U.S. dollars)
Asbestos — $79 billion	$419,470
Asbestos — $74 billion (selected)	361,612
Asbestos — $69 billion	303,754

Sensitivity to Industry Environmental Ultimate Loss Assumption	Environmental Loss Reserves
(in thousands of U.S. dollars)
Environmental — $42.5 billion	$96,553
Environmental — $40 billion (selected)	77,864
Environmental — $37.5 billion	59,178

Sensitivity to Time-Lag Assumption*	Asbestos Loss Reserves	Environmental Loss Reserves
	(in thousands of U.S. dollars)
Selected average of 2.8 years asbestos, 2.2 years environmental	$361,612	$77,864
Increase all portfolio lags by one year	386,925	84,094
Decrease all portfolio lags by one year	336,299	71,636

*	Using $74 billion/$40 billion Asbestos/Environmental Industry Ultimate Loss assumptions.

Due to the inability of our external actuaries to review the data, methodologies and calculations supporting the industry published estimates, our external actuaries themselves have estimated ultimate industry losses. This allows our external actuaries to better monitor the impact on us of the selected asbestos and environmental ultimate loss assumptions on an annual basis and also allow them to monitor industry payments against expectations. For the year ended December 31, 2014, there were no changes in the assumptions regarding industry asbestos and environmental ultimate loss and loss reporting lag described on page 85.

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

Losses and Loss Adjustment Expenses

Atrium and Torus Segments

The following table provides a breakdown of the total liability for losses and loss adjustment expenses by type of exposure for the years ended December 31, 2014 and 2013:

	2014						2013
	OLR		IBNR		Total		Atrium only
	Atrium	Torus	Atrium	Torus	Atrium	Torus	OLR	IBNR	Total
	(in thousands of U.S. dollars)
General casualty	$10,836	$77,195	$16,299	$148,617	$27,135	225,812	$10,670	$12,887	$23,557
Workers compensation/personal accident	7,227	9,649	10,870	20,899	18,097	30,548	8,414	10,162	18,576
Marine, aviation and transit	24,902	150,530	37,455	113,785	62,357	264,315	23,743	28,678	52,421
Construction defect	—	—	—	—	—	—	4,489	5,422	9,911
Other	41,085	148,601	61,798	181,127	102,883	329,728	49,262	59,501	108,763

Total	$84,050	$385,975	$126,422	$464,428	$210,472	$850,403	$96,578	$116,650	$213,228

ULAE					2,139	11,397			2,164

Total					$212,611	$861,800			$215,392

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

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities

Non-life Run-off, Atrium and Torus

The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as a reduction in net ultimate losses on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2014 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2014 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.

Policy Benefits for Life and Annuity Contracts

Policy benefits for life and annuity contracts as at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(in thousands of U.S. dollars)
Life	$344,215	$380,874
Annuities	938,121	963,323

	1,282,336	1,344,197
Fair value adjustments	(61,472)	(71,097)

	$1,220,864	$1,273,100

Our policy benefits for life and annuity contracts (or policy benefits) are estimated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 944, Financial Services — Insurance. We establish and maintain our policy benefits at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third party servicing obligations as they become payable. We review our policy benefits regularly and perform loss recognition testing based upon cash flow projections.

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

During the years ended December 31, 2014, 2013 and 2012, there were no adjustments to the locked-in assumptions for these policy benefits.

Reinsurance Balances Recoverable

Our acquired insurance and reinsurance subsidiaries in all four of our business segments, prior to acquisition by us, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance they assumed. Loss reserves represent total gross losses, and reinsurance receivables represent anticipated recoveries of a portion of those unpaid losses as well as amounts receivable from reinsurers with respect to claims that have already been paid. While reinsurance arrangements are designed to limit losses and to permit recovery of a portion of direct unpaid losses, reinsurance does not relieve us of our liabilities to our insureds or reinsureds. Therefore, we evaluate and monitor concentration of credit risk among our reinsurers, including companies that are insolvent, in run-off or facing financial difficulties. Provisions are made for amounts considered potentially uncollectible.

In addition to the acquired retrocessional agreements, on an annual basis, our active underwriting subsidiaries purchase tailored outwards reinsurance programs designed to manage their risk profiles. The majority of the total third-party reinsurance cover for our active underwriting subsidiaries is with Lloyd’s Syndicates or other reinsurers rated A- or better.

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

Non-life Run-off, Atrium and Torus

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

With respect to retrospectively rated contracts (where additional premium would be due should losses exceed pre-determined, contractual thresholds), any additional premiums are based upon contractual terms, and management judgment is involved in estimating the amount of losses that we expect to be ceded. We would recognize additional premiums at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features would result in changes in additional premiums recognized.

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

Investments

Valuation of Investments

Our non-life run-off, active underwriting and life and annuity businesses invest in trading portfolios of fixed maturity and short-term investments and equities, a held-to-maturity portfolio of fixed maturity investments and an available-for-sale portfolio of fixed maturity investments. We record both the trading and available-for-sale portfolios at fair value on our balance sheet. For our trading portfolios, the unrealized gain or loss associated with the difference between the fair value and the amortized cost of the investments is recorded in net earnings. For our available-for-sale portfolios, the unrealized gain or loss (other than credit losses) is excluded from net earnings and reported as a separate component of accumulated other comprehensive income. Fixed maturity investments classified as held-to-maturity, which are securities that we have the positive intent and ability to hold to maturity, are carried at amortized cost. The cost of short-term investments and fixed maturities are adjusted for amortization of premiums and accretion of discounts.

Our other investments comprise investments in various private equity, fixed income, fixed income hedge, equity, real estate debt and CLO equity funds, along with direct investments in CLO equities. All of these other investments are recorded at fair value.

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

Fixed Maturity Investments

Fixed maturity investments are subject to fluctuations in fair value due to changes in interest rates, changes in issuer-specific circumstances such as credit rating and changes in industry-specific circumstances such as movements in credit spreads based on the market’s perception of industry risks. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. At maturity, absent any credit loss, fixed maturity investments’ amortized cost will equal their fair value and no realized gain or loss will be recognized in income. If, due to an unforeseen change in loss payment patterns, we need to sell any available-for-sale investments before maturity, we could realize significant gains or losses in any period, which could have a meaningful effect on reported net income for such period.

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

For the years ended December 31, 2014, 2013 and 2012, we did not recognize any other-than-temporary impairment charges through earnings.

Our fixed maturity portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee. Fair value prices for all investments in the fixed maturity portfolios are independently provided by the investment custodians, investment accounting service providers and investment managers, each of which utilize internationally recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for our fixed maturity investments. We record the unadjusted price provided by the investment custodians, investment accounting service providers or the investment managers and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

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

Other Investments

Our other investments are comprised of private equity, fixed income, fixed income hedge, real estate debt and CLO equity funds, along with direct investments in CLO equities, all of which are recorded at fair value on our balance sheet. These other investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of the fund investments publish net asset values on a daily basis and provide daily liquidity; others report on a monthly basis. Private equities typically report quarterly. We believe the reported net asset value represents the fair value market participants would apply to an interest in the various private equities or funds. The change in fair value is included in net realized and unrealized gains on investments and recognized in net earnings.

We have ongoing due diligence processes with respect to funds in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at December 31, 2014, there were no material adjustments made to the reported net asset value.

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

For investments in the CLO equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager. We use an income approach to corroborate the reasonableness of reported net asset value. The CLO equity funds have been classified as Level 3 due to a lack of observable and relevant trades in secondary markets.

We measure the fair value of direct investments in CLO equities based on valuations provided by the external CLO equity manager. If the investment does not involve an external CLO equity manager, the fair value of the investment is based on valuations provided by the broker or lead underwriter of the investment. The CLO equities investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

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

Certain funds included in other investments may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a “side-pocket”, whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or is otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket. At December 31, 2014, the Company had $2.0 million of investments subject to side-pockets ($3.2 million as of December 31, 2013). There is, however, no significant uncertainty in relation to the valuation of these investments and as of December 31, 2014, management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

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

Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, unearned premium, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium and the syndicate capacity, U.S insurance licenses, technology and brand arising from the acquisition of Torus. Definite-lived intangible assets are amortized over their estimated useful lives. We recognize the amortization of all intangible assets in our consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

Redeemable Noncontrolling Interest

In connection with the acquisitions of Arden, Atrium and Torus, certain subsidiaries have issued shares to a noncontrolling interest. These shares provide certain redemption rights to the holder, which may be settled in Enstar’s own shares or cash, at our option. We classify redeemable noncontrolling interest with redemption features that are not solely within our control within temporary equity in our consolidated balance sheets and carry them at the redemption value, which is fair value. We recognize changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.

Consolidated Results of Operations — For the Years Ended December 31, 2014, 2013 and 2012

The following table sets forth our consolidated statements of earnings data for each of the periods indicated:

	Years Ended December 31,
	2014	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$646,450	$239,807	$3,511
Fees and commission income	33,079	12,817	8,570
Net investment income	117,369	93,295	77,760
Net realized and unrealized gains	62,619	70,651	73,612

	859,517	416,570	163,453

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	9,146	(163,672)	(237,953)
Life and annuity policy benefits	108,046	78,354	(300)
Acquisition costs	132,573	23,199	—
Salaries and benefits	211,222	124,616	100,473
General and administrative expenses	141,270	86,612	56,592
Interest expense	12,922	12,389	8,426
Net foreign exchange losses (gains)	5,960	(4,369)	406

	621,139	157,129	(72,356)

EARNINGS BEFORE INCOME TAXES	238,378	259,441	235,809
INCOME TAXES	(11,142)	(35,619)	(44,290)

NET EARNINGS	227,236	223,822	191,519
Less: Net earnings attributable to noncontrolling interest	(13,487)	(15,218)	(23,502)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$213,749	$208,604	$168,017

The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Years Ended December 31,
	2014	2013	2012
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life run-off	$203,282	$199,873	$163,868
Atrium	10,431	5,237	—
Torus	(10,553)	(1,544)	—
Life and annuities	10,589	5,038	4,149

Net earnings attributable to Enstar Group Limited	$213,749	$208,604	$168,017

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Statement Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this annual report.

Comparison of Years Ended December 31, 2014 and 2013

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $227.2 million and $223.8 million for the years ended December 31, 2014 and 2013, respectively. Our comparative results were impacted by our 2014 acquisition of Torus and our 2013 acquisitions of SeaBright, Pavonia, Arden and Atrium. Our acquisitions are described in “Item 1. Business — Recent Transactions” and Notes 3 and 4 to our audited consolidated financial statements included in Item 8 of this report.

The $3.4 million increase in consolidated net earnings for the year ended December 31, 2014 was attributable primarily to:

Net premiums earned — Combined net premiums earned for our four operating segments were $646.5 million and $239.8 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2014 was due primarily to the net premiums earned by the Torus and Atrium segments, partially offset by reductions in net premiums earned of SeaBright in our non-life run-off segment as described in greater detail in the segment discussion below.

Fees and commission income — Fees and commission income was $33.1 million and $12.8 million for the years ended December 31, 2014 and 2013, respectively. The increase during 2014 was predominantly attributable to fees and commission income earned by the Atrium segment.

Net investment income — Net investment income was $117.4 million and $93.3 million for the years ended December 31, 2014 and 2013, respectively. The increase during 2014 was principally attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the Torus, Atrium, Arden, SeaBright and Pavonia acquisitions, along with an increase in other investment income associated with our non-life run-off segment.

Net realized and unrealized gains on investments — Net realized and unrealized gains were $62.6 million and $70.7 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net realized and unrealized gains between 2014 and 2013 was attributable primarily to a decrease in net realized and unrealized gains of $58.9 million on our private equity investments and equity portfolios, partially offset by an increase in net realized and unrealized gains of $50.8 million on our fixed maturity securities, due largely to decreases in U.S. interest rates when applied to a larger base of fixed maturity investments following our 2014 and 2013 acquisitions.

Net increase (reduction) in ultimate losses and loss adjustment expense liabilities — Net increase (reduction) in ultimate losses and loss adjustment expense liabilities were $9.1 million and $(163.7) million for the years ended December 31, 2014 and 2013, respectively. The increase in 2014 was attributable primarily to net increases in ultimate losses and loss adjustment expense liabilities of $218.4 million and $55.4 million in the Torus and Atrium segments, respectively (2013: $nil and $19.3 million, respectively), which largely consisted of current period loss development related to the issuance of new insurance policies in the two segments. The net reductions in ultimate losses and loss adjustment expense liabilities in our non-life run-off segment for the years ended December 31, 2014 and 2013 were $264.7 million and $183.0 million, respectively, which includes current period incurred losses and loss adjustment expenses of $24.2 million and $74.1 million, respectively. Current period activity relates to losses incurred on current premiums earned in connection with mandatory renewal, and premium audits and reinstatement premiums, on previously written policies.

Excluding current period loss development, net losses and loss adjustment expense liabilities in our non-life run-off segment were reduced by $288.9 million and $257.1 million for the years ended December 31, 2014 and 2013, respectively, which comprised prior period loss development due to changes to estimates of historical reserves that were recognized in 2014 and 2013.

Life and annuity policy benefits — Life and annuity policy benefits were $108.0 million and $78.4 million for the years ended December 31, 2014 and 2013, respectively. The increase in 2014 was due to the inclusion of a full year of results for Pavonia for 2014 as compared to nine months for 2013. The movements relate entirely to our life and annuities segment and are described in greater detail in the segment discussion below.

Acquisition costs — Acquisition costs were $132.6 million and $23.2 million for the years ended December 31, 2014 and 2013, respectively. The increase of $109.4 million was due primarily to the acquisitions of Torus ($65.7 million) and Atrium ($43.4 million).

Salaries and benefits — Salaries and benefits were $211.2 million and $124.6 million for the years ended December 31, 2014 and 2013, respectively. The increase of $86.6 million was due primarily to: (i) the salaries and benefits costs associated with an increased number of employees following the Torus and Atrium acquisitions; and (ii) an increase of $4.4 million in our 2014 bonus accrual of $36.5 million (2013: $32.1 million) relating primarily to a bonus accrual rate of 14.6% of pre-bonus net after tax profits under our annual incentive compensation program as compared to 13.3% in 2013.

General and administrative expenses — General and administrative expenses were $141.3 million and $86.6 million for the years ended December 31, 2014 and 2013, respectively. The increase of $54.7 million was principally due to the general and administrative expenses incurred in 2014 associated with the Torus and Atrium acquisitions (excluding $12.5 million of inter-segment expenses).

Income tax expense — Income tax expenses were $11.1 million and $35.6 million for the years ended December 31, 2014 and 2013, respectively. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates, along with our determination of any required changes in our previously determined valuation allowances on our deferred tax assets.

Noncontrolling interest — Noncontrolling interest in earnings decreased by $1.7 million to $13.5 million as a result of lower earning in those companies in which there are either noncontrolliing interests or redeemable noncontrolling interests.

Overall, net earnings attributable to Enstar Group Limited increased $5.1 million, or 2.5%, from $208.6 million for the year ended December 31, 2013 to $213.7 million for the year ended December 31, 2014.

Comparison of Years Ended December 31, 2013 and 2012

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $223.8 million and $191.5 million for the years ended December 31, 2013 and 2012,

respectively. Our comparative results were impacted by our 2013 acquisitions of SeaBright (on February 7, 2013), Pavonia (on March 31, 2013), Arden (on September 9, 2013) and Atrium (on November 25, 2013), among other factors. The increase in consolidated net earnings for the year ended December 31, 2013 was attributable primarily to the following:

Net premiums earned — Combined net premiums earned for our three operating segments were $239.8 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. The significant increase in 2013 was due to the acquisitions of SeaBright, Pavonia, Arden and Atrium.

Net investment income — Net investment income was $93.3 million and $77.8 million for the years ended December 31, 2013 and 2012, respectively. The increase during 2013 was attributable primarily to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the SeaBright, Pavonia, Arden and Atrium acquisitions, although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized gains on investments — Net realized and unrealized gains were $70.7 million and $73.6 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net realized and unrealized gains between 2013 and 2012 was attributable primarily to net realized and unrealized losses in 2013 of $28.3 million on our fixed maturity securities, due primarily to increases in U.S. interest rates when applied to a larger base of fixed maturity investments following the acquisitions of SeaBright, Pavonia, Arden and Atrium (as compared to net realized and unrealized gains of $28.7 million in 2012), although this was largely offset by significant increases in our net realized and unrealized gains on our equities and other investments. Approximately $886.7 million of investments within Pavonia have been classified as held-to-maturity and therefore do not contribute to reported net realized or unrealized gains / (losses).

Net reduction in ultimate losses and loss adjustment expense liabilities — These are comprised of the results of our non-life run-off and Atrium segments.

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

Atrium segment results related to losses incurred for Arden and Atrium of $19.4 million and are described in the Atrium discussion below.

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

Salaries and benefits — Salaries and benefits were $124.6 million and $100.5 million for the years ended December 31, 2013 and 2012, respectively. The increase of $24.1 million was due primarily to: (i) the salaries and benefits costs associated with an increased number of employees following the SeaBright, Pavonia and Atrium acquisitions (we did not acquire any employees in the Arden acquisition) and (ii) an increase of $2.5 million in our 2013 bonus accrual of $32.1 million (2012: $29.6 million) relating to increased net earnings for the year ended December 31, 2013 and a bonus accrual rate of 13.3% of pre-bonus net after-tax profits under our annual incentive compensation program (2012: 15%).

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

Segment Reporting

We previously monitored and reported our results of operations in three segments: non-life run-off, life and annuities, and active underwriting. The active underwriting segment was primarily comprised of the results of operations of Atrium and Arden. As a result of the acquisition of Torus on April 1, 2014, we began reporting and monitoring our results of operations in the following four segments.

Non-life Run-off Segment

Our non-life run-off segment is comprised of the operations and financial results of our subsidiaries that are running off their property and casualty and other non-life lines of business, as well as the run-off businesses of Arden and Torus. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies.

Atrium Segment

Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Limited, a holding company that owns Atrium and its subsidiaries and Arden. Atrium is a managing general agent at Lloyd’s of London, which manages Syndicate 609 through a corporate capital vehicle, Atrium 5 Ltd., and provides approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium specializes in accident and health, aviation, marine, property, non-marine direct and facultative, liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd.) and is currently in the process of running off certain other third-party business. Results related to Arden’s run-off business are included within our non-life run-off segment.

Torus Segment

Our Torus segment is comprised of the active underwriting operations and financial results of Bayshore Holdings Limited, a holding company that owns Torus and its subsidiaries. Torus is a global specialty insurer that offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, and the U.S. Torus’ active underwriting operations are reported in the Torus segment, with Torus’ run-off business reported in the non-life run-off segment.

Life and Annuities Segment

Our life and annuities segment is comprised of the operations and financial results of our subsidiaries that are operating our closed-block of life and annuity businesses, which primarily consists of the companies we acquired in the Pavonia acquisition on March 31, 2013.

Results of Operations by Segment — For the Years Ended December 31, 2014, 2013 and 2012

Non-life Run-off Segment

The following is a discussion and analysis of our results of operations for our non-life run-off segment for the years ended December 31, 2014, 2013 and 2012, which are summarized below:

	Years Ended December 31,
	2014	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$31,168	$112,611	$—
Fees and commission income	19,342	12,785	9,283
Net investment income	71,209	64,048	76,813
Net realized and unrealized gains	48,030	79,368	71,730

	169,749	268,812	157,826

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(264,711)	(182,975)	(237,953)
Acquisition costs	8,393	14,379	—
Salaries and benefits	127,776	117,141	99,342
General and administrative expenses	70,287	67,979	55,731
Interest expense	7,493	12,057	8,426
Net foreign exchange losses (gains)	8,015	(5,909)	644

	(42,747)	22,672	(73,810)

EARNINGS BEFORE INCOME TAXES	212,496	246,140	231,636
INCOME TAXES	622	(34,191)	(44,266)

NET EARNINGS	213,118	211,949	187,370
Less: Net earnings attributable to noncontrolling interest	(9,836)	(12,076)	(23,502)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$203,282	$199,873	$163,868

Summary Comparison of Years Ended December 31, 2014 and 2013

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $213.1 million and $212.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in earnings of approximately $1.1 million was attributable primarily to the following:

(i)

an increase in net reduction in prior period ultimate losses and loss adjustment expense liabilities of $31.8 million (comprised of an increase in total net reduction in ultimate losses and loss adjustment expense liabilities of $81.7 million for the year ended December 31, 2014, partially offset by a reduction in net increase in current period ultimate losses and loss adjustment expense liabilities of $49.9 million for the year ended December 31, 2014);

(ii)	a decrease in income tax expense of $34.8 million;

(iii)	an increase in fees and commission income of $6.6 million;

(iv)	a reduction in interest expense of $4.6 million; and

(v)	an increase in net investment income of $7.2 million; partially offset by

(vi)

a net underwriting loss primarily related to Torus’ discontinued business of $1.4 million for the year ended December 31, 2014 (comprised primarily of net premiums earned of $31.2 million less losses incurred on current period premiums of $24.2 million and acquisition costs of $8.4 million), which was a decrease of $25.5 million in net underwriting result from the net underwriting gain related to SeaBright of $24.1 million for the year ended December 31, 2013 (comprised of net premiums earned of $112.6 million less losses incurred on current period premiums of $74.1 million and acquisition costs of $14.4 million);

(vii)	a decrease in net realized and unrealized gains of $31.3 million;

(viii)	a net foreign exchange loss of $8.0 million for the year ended December 31, 2014, which was a $13.9 million decrease from the net foreign exchange gain of $5.9 million for the same period in 2013;

(ix)	an increase in salaries and benefits of $10.6 million; and

(x)	an increase in general and administrative expenses of $2.3 million.

Noncontrolling interest in earnings decreased by $2.3 million to $9.8 million for the year ended December 31, 2014 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings attributable to Enstar Group Limited increased by $3.4 million, or 1.7%, from $199.9 million for the year ended December 31, 2013 to $203.3 million for the year ended December 31, 2014.

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

(ii)

an increase of $19.2 million in prior period net reduction in ultimate losses and loss adjustment expense liabilities (excluding losses incurred relating to premiums earned by SeaBright in the year of $74.1 million);

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

Net Premiums Earned:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Gross premiums written	$12,818		$14,166		$—
Ceded reinsurance premiums written	(2,546)		(4,933)		—

Net premiums written	10,272	$1,039	9,233	$9,233	—

Gross premiums earned	45,684		124,262		—
Ceded reinsurance premiums earned	(14,516)		(11,651)		—

Net premiums earned	$31,168	$(81,443)	$112,611	$112,611	$—

Premiums Earned

Gross non-life run-off premiums earned for the years ended December 31, 2014 and 2013 totaled $45.7 million and $124.3 million, respectively. Ceded non-life run-off reinsurance premiums earned for the years ended December 31, 2014 and 2013 totaled $14.5 million and $11.7 million, respectively.

Accordingly, net non-life run-off premiums earned for the years ended December 31, 2014 and 2013 totaled $31.2 million and $112.6 million, respectively.

Premiums written and earned in 2014 related primarily to Torus’ run-off business whereas premiums written and earned in 2013 related to SeaBright. Because business related to Torus’ discontinued lines and SeaBright are in run-off, we would expect to have relatively low levels of net earned premium in future periods.

Fees and Commission Income:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$19,342	$6,557	$12,785	$3,502	$9,283

Comparison of Years Ended December 31, 2014 and 2013

Our management companies in the non-life run-off segment earned fees and commission income of approximately $19.3 million and $12.8 million for the years ended December 31, 2014 and 2013, respectively. The increase in fees and commission income of $6.5 million related primarily to management fees charged to our Torus segment. These internal fees are eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, our core focus of these subsidiaries is providing in-house services to companies within the Enstar group.

Comparison of Years Ended December 31, 2013 and 2012

Our management companies in the non-life run-off segment earned fees and commission income of approximately $12.8 million and $9.3 million for the years ended December 31, 2013 and 2012, respectively. The increase in fees and commission income of $3.5 million related primarily to an increase in management fees earned from third-party agreements.

Net Investment Income and Net Realized and Unrealized Gains:

	Years Ended December 31,
	Net Investment Income					Net Realized and Unrealized Gains
	2014	Variance	2013	Variance	2012	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$71,209	$7,161	$64,048	$(12,765)	$76,813	$48,030	$(31,338)	$79,368	$7,638	$71,730

Comparison of Years Ended December 31, 2014 and 2013

Net investment income for the non-life run-off segment for the year ended December 31, 2014 increased by $7.2 million to $71.2 million, as compared to $64.0 million for the year ended December 31, 2013. The increase was a result of the following:

(i)	an increase of $1.4 million in investment income from equities and other investments; and

(ii)	an increase of $9.8 million in other investment income related primarily to recoveries received in excess of their cost on acquired insolvent debts; partially offset by

(iii)

a decrease in investment income of $4.0 million that arose primarily as a result of lower yields obtained on our cash and fixed maturity portfolios in combination with a reduction in the current year average cash and fixed maturity balances as compared to those in 2013.

Net realized and unrealized gains for the non-life run-off segment for the year ended December 31, 2014 and 2013 were $48.0 million and $79.4 million, respectively. The decrease of $31.3 million was attributable primarily to the following items:

(i)	a decrease of $39.0 million in net unrealized and realized gains in our private equity and other investment holdings attributable to:

•	negative returns on equity funds in 2014 compared to gains in 2013 caused by lower global equity returns and foreign exchange currency movements in underlying portfolios;

•	a decrease in income earned on our fixed income and private equity funds in 2014, due to lower returns earned in 2014 as compared to those earned in 2013; and

•	a decrease in earnings in 2014 as a result of lower returns on our hedge fund investments;

(ii)	a decrease of $18.4 million in net unrealized and realized gains on our equity portfolio. The decrease between 2014 and 2013 was due mostly to lower returns from equity markets; partially offset by

(iii)

net unrealized and realized gains of $7.1 million in 2014 related to fixed maturity securities, which was an increase of $26.0 million from the losses of $18.9 million in 2013. In 2013, there were significant increases in the intermediate part of the U.S. yield curve resulting in losses associated with lower valuations for fixed maturity securities. In 2014, our fixed income portfolio experienced unrealized gains largely due to our yield curve positioning as gains in longer duration securities more than offset marginal valuation losses in the intermediate part of the U.S. yield curve.

Comparison of Years Ended December 31, 2013 and 2012

Net investment income for the non-life run-off segment for the year ended December 31, 2013 decreased by $12.8 million to $64.0 million, as compared to $76.8 million for the year ended December 31, 2012. The decrease was primarily a result of lower yields obtained on our cash and fixed maturity portfolios, as securities with higher yields matured and were reinvested at lower yields. This decrease was partially offset by net investment income attributable to higher cash and investment balances due to the SeaBright acquisition, which closed on February 7, 2013.

Net realized and unrealized gains for the non-life run-off segment for the year ended December 31, 2013 and 2012 were $79.4 million and $71.7 million, respectively. The increase of $7.7 million was attributable primarily to the combination of the following items:

(i)	an increase of $38.4 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our private equity and other investment holdings; and

(ii)	an increase of $16.7 million in net unrealized and realized gains due to greater amounts invested in, and improved performance of, our equity portfolios; partially offset by

(iii)

net unrealized and realized losses related to fixed maturity securities of $18.9 million (including $8.3 million related to SeaBright) for the year ended December 31, 2013, compared to net unrealized and realized gains of $28.7 million for the same period in 2012, due largely to increases in U.S interest rates during the year-ended December 31, 2013, as compared to the same period in 2012.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains) earned by the non-life run-off segment on its cash and investments for the years ended December 31, 2014, 2013 and 2012:

	Annualized Return			Average Cash and Investment Balances
	2014	2013	2012	2014	2013	2012
				(in thousands of U.S. dollars)
Cash and fixed maturities	1.50%	0.83%	1.80%	$3,849,259	$4,122,022	$5,043,534
Other investments and equities	7.49%	16.88%	11.83%	$819,847	615,525	413,314
Combined overall	2.55%	3.00%	2.68%	$4,669,106	4,737,548	5,551,399

The average credit ratings of our fixed maturity investments in the non-life run-off segment as at December 31, 2014, 2013 and 2012 were AA-, A+ and AA-, respectively.

Net (Reduction) Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the non-life run-off segment for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014			2013			2012
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods (Total) (1)
	(in thousands of U.S. dollars)
Net losses paid	$323,621	$87,681	$411,302	$360,214	$10,656	$370,870	$314,528
Net change in case and LAE reserves	(285,814)	(24,600)	(310,414)	(310,488)	29,555	(280,933)	(265,222)
Net change in IBNR reserves	(262,384)	(39,400)	(301,784)	(265,206)	33,928	(231,278)	(267,422)

(Reduction) increase in estimates of net ultimate losses	(224,577)	23,681	(200,896)	(215,480)	74,139	(141,341)	(218,116)
Paid loss recoveries on provisions for bad debt	(11,206)	—	(11,206)	—	—	—	—
(Reduction) increase in provisions for bad debt	(7,700)	—	(7,700)	1,999	—	1,999	(3,111)
Reduction in provisions for ULAE liabilities	(49,445)	554	(48,891)	(49,580)	—	(49,580)	(39,298)
Amortization of fair value adjustments	3,982	—	3,982	5,947	—	5,947	22,572

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(288,946)	$24,235	$(264,711)	$(257,114)	$74,139	$(182,975)	(237,953)

(1)	For the year ended December 31, 2012, we had no premium income and therefore no current period activity.

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

Comparison of Years Ended December 31, 2014 and 2013

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2014 of $264.7 million included current period incurred losses and loss adjustment expenses of $24.2 million related to current period net earned premium of $31.2 million (primarily for the portion of the run-off business acquired with Torus). Excluding current period net ultimate losses and loss adjustment expense liabilities of $24.2 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $288.9 million, which was attributable to a reduction in estimates of net ultimate losses of $224.6 million, paid loss recoveries on provisions for bad debt of $11.2 million, reduction in provisions for bad debt of $7.7 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $49.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.0 million.

The reduction in estimates of net ultimate losses relating to prior periods of $224.6 million comprised reductions in IBNR reserves of $262.4 million partially offset by net incurred loss development of $37.8 million. The decrease in the aggregate estimate of net IBNR reserves of $262.4 million (compared to $265.2 million during the year ended December 31, 2013), was comprised of

$59.4 million relating to asbestos liabilities (compared to $69.8 million in 2013), $6.2 million relating to environmental liabilities (compared to $4.9 million in 2013), $62.5 million relating to general casualty liabilities (compared to $42.6 million in 2013), $63.6 million relating to workers compensation liabilities (compared to $42.1 million in 2013) and $70.7 million relating to all other remaining liabilities (compared to $105.8 million in 2013).

The aggregate reduction in net IBNR reserves of $262.4 million, relating to prior periods, was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 98 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $285.8 million for net paid losses of $323.6 million, related to the settlement of non-commuted losses in the year and 98 commutations and policy buy-backs of assumed and ceded exposures (including the partial commutation of two of our top ten assumed exposures and two of our top ten ceded recoverables as at January 1, 2014). Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2014 amounted to $29.1 million (comprising $99.5 million of assumed case reserves and LAE reserves partially offset by $70.4 million of ceded incurred reinsurance recoverable case reserves).

The reduction in aggregate provisions for bad debt of $7.7 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

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

The reduction in estimates of net ultimate losses relating to prior periods of $215.5 million comprised reductions in IBNR reserves of $265.2 million partially offset by net incurred loss development of $49.7 million. The decrease in the aggregate estimate of net IBNR reserves of $265.2 million (compared to $267.4 million during the year ended December 31, 2012), consisted of $69.8 million relating to asbestos liabilities (compared to $36.4 million in 2012), $4.9 million relating to environmental liabilities (compared to $2.6 million in 2012), $42.6 million relating to general casualty liabilities (compared to $96.3 million in 2012), $42.1 million relating to workers compensation liabilities (compared to $52.7 million in 2012) and $105.8 million relating to all other remaining liabilities (compared to $79.4 million in 2012).

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

Acquisition Costs:

	Year Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$8,393	$5,986	$14,379	$(14,379)	$—

Acquisition costs for the non-life run-off segment were $8.4 million and $14.4 million for the years ended December 31, 2014 and 2013, respectively. Acquisition costs are directly related to the amount of net premiums earned by us that, for the year ended December 31, 2014, related primarily to the portion of Torus’ business that was placed into run-off and, for the same period in 2013, related to SeaBright. We did not have any acquisition costs for the year ended December 31, 2012 as our non-life run-off segment did not have any net premiums earned during the period.

Salaries and Benefits:

	Year Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$127,776	$(10,635)	$117,141	$(17,799)	$99,342

Comparison of Years Ended December 31, 2014 and 2013

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $127.8 million and $117.1 million for the years ended December 31, 2014 and 2013, respectively.

The principal changes in salaries and benefits were:

(i)

an increase in stock compensation costs of approximately $4.7 million due to new equity-based awards made during the year to our employees. As we continue to grow our organization we anticipate increased utilization of equity-based awards in future years as a way of incentivizing our employees;

(ii)

an increase of $4.4 million in our 2014 bonus accrual primarily relating to a bonus accrual rate of 14.6% of pre-bonus net after tax profits under our annual incentive compensation program, as compared to 13.3% for 2013; and

(iii)	an increase in salaries of approximately 3% as part of annual staff performance reviews.

Comparison of Years Ended December 31, 2013 and 2012

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

(ii)	an increase in our bonus provision of $1.8 million.

General and Administrative Expenses:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$70,287	$(2,308)	$67,979	$(12,248)	$55,731

Comparison of Years Ended December 31, 2014 and 2013

General and administrative expenses for the non-life run-off segment increased by $2.3 million, from $68.0 million in the year ended December 31, 2013 to $70.3 million in the year ended December 31, 2014. The increase in expenses in 2014 related primarily to:

(i)

an increase of $6.0 million related principally to an increase in: (a) professional fees of $1.9 million, (b) information technology costs of $1.6 million (due to increased project-related costs), and (c) $2.5 million of other costs related largely to amortization of fair value adjustments for assets and liabilities previously acquired;

(ii)

an increase in rent and related expenses of $2.5 million due largely to an increase in office space and fees associated with the termination of various U.K. lease agreements as we consolidate staff into one office location; partially offset by

(iii)	a decrease in bank charges of $6.2 million due to lower arrangement fees incurred on various loan and revolving credit facilities in 2014 as compared to 2013.

Comparison of Years Ended December 31, 2013 and 2012

General and administrative expenses for the non-life run-off segment increased by $12.2 million, from $55.7 million in the year ended December 31, 2012 to $68.0 million in the year ended December 31, 2013. The increase in expenses in 2013 related primarily to:

(i)	an increase in bank charges of $4.2 million due to arrangement fees for our revolving credit facility; and

(ii)	additional general and administrative expenses of $11.8 million incurred in relation to the acquisition of SeaBright, which we completed in 2013.

Interest Expense:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$7,493	$4,564	$12,057	$(3,631)	$8,426

Comparison of Years Ended December 31, 2014 and 2013

Interest expense of $7.5 million and $12.1 million for the non-life run-off segment was recorded for the years ended December 31, 2014 and 2013, respectively. The decrease in interest expense was primarily a result of the reduction in loans outstanding as a result of the repayment of both the Clarendon and SeaBright loan facilities during 2014. For 2015, we would anticipate that interest expense will largely be consistent with 2014 as the interest expense related to the Companion loan facility (which we fully drew down on January 27, 2015) will offset the reductions associated with the repayment of the Clarendon and SeaBright facilities.

Comparison of Years Ended December 31, 2013 and 2012

Interest expense of $12.1 million and $8.4 million for the non-life run-off segment was recorded for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense was a result of an increased total amount of loans outstanding during the year ended December 31, 2013 as compared to the same period in 2012, due largely to the SeaBright acquisition.

Net Foreign Exchange (Losses) Gains

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$(8,015)	$(13,924)	$5,909	$6,553	$(644)

Comparison of Years Ended December 31, 2014 and 2013

We recorded net foreign exchange losses of $8.0 million for the non-life run-off segment for the year ended December 31, 2014 as compared to net foreign exchange gains of $5.9 million for the year ended December 31, 2013. The net foreign exchange losses for the year ended December 31, 2014 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies.

In addition to the net foreign exchange (losses) gains recorded in our consolidated statement of earnings, we recorded in our consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, related to our non-life run-off segment of $6.4 million and $13.5 million for the years ended December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the currency translation adjustments related primarily to our Australian-based subsidiaries.

Comparison of Years Ended December 31, 2013 and 2012

We recorded net foreign exchange gains of $5.9 million for the non-life run-off segment for the year ended December 31, 2013 as compared to net foreign exchange losses of $0.6 million for the year ended December 31, 2013. The net foreign exchange gains for the year ended December 31, 2013 arose primarily as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated sharply against the U.S. dollar. These gains were partially offset by net foreign exchange losses as a result of holding surplus British pound assets at a time when the U.S. dollar was appreciating against this currency, along with net foreign exchange losses in the fair value of our Australian dollar forward exchange contract in place at that time.

Income Tax Recovery (Expense):

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$622	$34,813	$(34,191)	$10,075	$(44,266)

Comparison of Years Ended December 31, 2014 and 2013

We recorded income tax recovery (expense) for our non-life run-off segment of $0.6 million and $(34.2) million for the years ended December 31, 2014 and 2013, respectively.

The decrease in income taxes of $34.8 million was due principally to a lower effective tax rate due to decreased pre-tax net income recorded in our U.S. and U.K. based subsidiaries as compared to the prior year as well as a decrease in the valuation allowance on our deferred tax assets in the U.S.

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

The effective tax rate was (0.3)% for the year ended December 31, 2014 compared with 13.9% for the year ended December 31, 2013 due to having proportionately lower net income in our tax paying subsidiaries in 2014 than in 2013 as well as a decrease in the valuation allowance on our deferred tax assets in the U.S.

Comparison of Years Ended December 31, 2013 and 2012

We recorded income tax expense for the non-life run-off segment of $34.2 million and $44.3 million for the years ended December 31, 2013 and 2012, respectively.

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

Noncontrolling Interest:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$9,836	$2,240	$12,076	$11,426	$23,502

Comparison of Years Ended December 31, 2014 and 2013

We recorded a noncontrolling interest in earnings of our non-life run-off segment of $9.8 million and $12.1 million for the years ended December 31, 2014 and 2013, respectively.

The decrease for the year ended December 31, 2014 was due primarily to the decrease in earnings for those companies where there exists a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest decreased from 8 as at December 31, 2013 to 7 as at December 31, 2014.

Comparison of Years Ended December 31, 2013 and 2012

We recorded a noncontrolling interest in earnings of our non-life run-off segment of $12.1 million and $23.5 million for the years ended December 31, 2013 and 2012, respectively.

The decrease for the year ended December 31, 2013 was due primarily to the decrease in earnings for those companies where there exists a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest increased from 7 as at December 31, 2012 to 8 as at December 31, 2013.

Atrium Segment

The following is a discussion and analysis of our results of operations for the Atrium segment for the year ended December 31, 2014 and for the period from the date of acquisition of Atrium and Arden to December 31, 2013. The results of Atrium 5 Ltd., or Atrium 5, represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital (in the Atrium 5 column). The results of Atrium Underwriters Ltd, or AUL, (in the AUL column) largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. Elimination items represent Atrium 5’s share of fees and commissions paid to AUL. The results of Northshore Holdings Limited relate primarily to amortization of intangible assets (in the Holding Companies column) and Enstar’s acquisition financing costs (in the Enstar Specific Expenses column). Northshore owns Atrium and its subsidiaries and Arden.

	Year Ended December 31, 2014							Period Ended December 31, 2013
	Atrium
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$135,945	$—	$—	$135,945	$—	$—	$135,945	$32,212
Fees and commission income	—	33,565	(7,389)	26,176	—	—	26,176	2,708
Net investment income	1,699	380	—	2,079	(108)	—	1,971	521
Net realized and unrealized gains	—	—	—	—	41	—	41	542

	137,644	33,945	(7,389)	164,200	(67)	—	164,133	35,983

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	54,734	—	—	54,734	694	—	55,428	19,303
Acquisition costs	43,417	—	—	43,417	—	—	43,417	—
Salaries and benefits	—	20,142	—	20,142	—	—	20,142	2,676
General and administrative expenses	17,569	2,349	(7,389)	12,529	2,250	—	14,779	2,716
Interest expense	—	—	—	—	—	5,429	5,429	332
Net foreign exchange (gains) losses	(6,139)	4,580	—	(1,559)	—	—	(1,559)	1,364

	109,581	27,071	(7,389)	129,263	2,944	5,429	137,636	26,391

EARNINGS (LOSS) BEFORE INCOME TAXES	28,063	6,874	—	34,937	(3,011)	(5,429)	26,497	9,592
INCOME TAXES	(3,409)	(1,683)	—	(5,092)	—	—	(5,092)	(185)

NET EARNINGS (LOSS)	24,654	5,191	—	29,845	(3,011)	(5,429)	21,405	9,407
Less: Net (earnings) loss attributable to noncontrolling interest	(10,088)	(1,995)	—	(12,083)	1,109	—	(10,974)	(4,170)

NET EARNING (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$14,566	$3,196	$—	$17,762	$(1,902)	$(5,429)	$10,431	$5,237

Loss ratio (1)	40.3%
Acquisition cost ratio (2)	31.9%
Other operating expense ratio (3)	12.9%

Combined ratio (4)	85.1%

(1)

Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned by Atrium 5. Loss ratio is a non-GAAP financial measure because it excludes net increase in ultimate losses and loss adjustment expense liabilities related to the Atrium holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 40.8% for the year ended December 31, 2014.

(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Atrium 5.

(3)

Other operating expense ratio is obtained by dividing general and administrative expenses attributable to Atrium 5 by net premiums earned by Atrium. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses and salaries and benefits of AUL (including those eliminated) and Atrium holding companies. The most directly comparable GAAP financial measure would be to include these AUL and Atrium holding company expenses (including AUL expenses eliminated), which would result in a ratio of 25.7% for the year ended December 31, 2014.

(4)

Our combined ratio is the sum of: (i) our loss ratio; (ii) our acquisition cost ratio; and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure as described in footnotes (1) and (3). The most directly comparable GAAP financial measure would be to include these holding company and AUL expenses, which would result in a ratio of 98.4% for the year ended December 31, 2014. Our historical combined ratio may not be indicative of future underwriting performance.

Non-GAAP Financial Measures

We provide loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio in our discussions of the results for the Atrium segment in order to provide more complete information regarding our underwriting results. The ratios are calculated by dividing the related expense by net earned premiums, and the combined ratio is the sum of these ratios. Our loss, other operating expense and combined ratios are considered to be “non-GAAP” financial measures, which may be defined or calculated differently by other companies.

The Atrium loss and other operating expense ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations at Atrium. In the loss ratio, the excluded net increases in ultimate losses and loss adjustment expense liabilities of the holding companies relate to amortization of fair value purchase accounting adjustment established at the date of acquisition for Atrium’s losses and loss adjustment expenses. In the other operating expense ratio, the excluded holding company general and administrative expenses relate to amortization of the definite-lived intangible assets. The excluded salaries and benefits expenses relate to AUL managing agency employee salaries, benefits, bonuses and current year share grant costs.

The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. The excluded AUL salaries and benefits expenses relate to salaries, benefits, bonuses expenses, and current year share grant costs for AUL managing agency employees. We believe this is the most meaningful presentation because these costs are principally funded by the profit commission fees earned from Syndicate 609.

Summary for the Year Ended December 31, 2014

For the Atrium segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $21.4 million for the year ended December 31, 2014.

The results arose primarily as a result of:

(i)

net underwriting result of $37.1 million (comprised of net premiums earned of $135.9 million less $55.4 million in net increase in ultimate losses and loss adjustment expense liabilities and $43.4 million of acquisition costs);

(ii)	fees and commission income of $26.2 million; and

(iii)	net investment income of $2.0 million; partially offset by

(iv)	salaries and benefits of $20.1 million;

(v)	general and administrative expenses of $14.8 million;

(vi)	interest expense of $5.4 million; and

(vii)	income taxes of $5.1 million.

Noncontrolling interest in earnings of the Atrium segment of $11.0 million resulted in net earnings attributable to Enstar Group Limited of $10.4 million for the year ended December 31, 2014. The noncontrolling interests’ share of earnings is greater than their 41.02% share of the Atrium segment’s net earnings due primarily to interest expense in respect of borrowings under our revolving credit facility that are recorded within the Atrium segment and 100% attributable to us.

Summary from the Dates of Acquisition to December 31, 2013

For the Atrium segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $9.4 million from the dates of the acquisitions of Atrium and Arden to December 31, 2013.

The results arose primarily as a result of:

(i)	net underwriting result of $12.9 million (comprised of net premiums earned of $32.2 million less $19.3 million in net increase in ultimate losses and loss adjustment expense liabilities);

(ii)	fees and commission income of $2.7 million; and

(iii)	net investment income and net realized and unrealized gains of $1.1 million; partially offset by

(iv)	salaries and benefits of $2.7 million; and

(v)	general and administrative expenses of $2.7 million.

Noncontrolling interest in earnings of the Atrium segment of $4.2 million resulted in net earnings attributable to Enstar Group Limited of $5.2 million for the year ended December 31, 2013.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the year ended December 31, 2014:

	Year Ended December 31, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine	$23,531	15.2%
Property and Casualty Binding Authorities	29,355	19.0%
Upstream Energy	19,162	12.4%
Reinsurance	12,710	8.2%
Accident and Health	15,837	10.3%
Non-Marine Direct and Facultative	17,204	11.2%
Liability	18,300	11.9%
Aviation	7,883	5.1%
War and Terrorism	10,266	6.7%

Total	$154,248	100.0%

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Atrium segment for the year ended December 31, 2014:

	Year Ended December 31, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine	$21,382	15.7%
Property and Casualty Binding Authorities	25,350	18.7%
Upstream Energy	18,365	13.5%
Reinsurance	11,466	8.4%
Accident and Health	13,725	10.1%
Non-Marine Direct and Facultative	14,762	10.9%
Liability	15,722	11.6%
Aviation	7,120	5.2%
War and Terrorism	8,053	5.9%

Total	$135,945	100.0%

Net premiums earned for the Atrium segment were $135.9 million for the year ended December 31, 2014 and $32.2 million for the period from the date of acquisition to December 31, 2013. The increase was attributable to us only owning Atrium for approximately one month in 2013 as compared to a full year for 2014. Net premiums earned for the 2014 year reflect execution of Atrium’s underwriting strategies combined with the impact of softened market conditions across the industry. These conditions contributed to a very challenging 2015 renewal season for most lines of business, with continued pressure on pricing and overcapacity in many markets. We anticipate these challenging market conditions will continue for the rest of 2015 and as a result, Atrium may write less premium than in 2014. Atrium has, however, considered market conditions in its strategic planning and will continue to manage the impact of these conditions through maintaining underwriting discipline and strong risk management practices.

Fees and Commission Income:

	Years Ended December 31,
	2014	2013
	(in thousands of U.S. dollars)
Total	$26,176	$2,708

The Atrium segment earned fees and commission income of approximately $26.2 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase in 2014 as compared to 2013 was due primarily to us owning Atrium for a full year in 2014.

Net Investment Income and Net Realized and Unrealized Gains

	Year Ended December 31,
	Net Investment Income			Net Realized and Unrealized Gains
	(in thousands of U.S. dollars)
	2014	Variance	2013	2014	Variance	2013
Total	$1,971	$1,450	$521	$41	$(501)	$542

Atrium’s investment portfolio returned 0.53% as the investment portfolio was allocated to cash and short-duration fixed maturity investments. Fixed income yields in U.S. Dollars, Euros and British pounds remained low in 2014, which had a significant impact on the Atrium portfolio.

Net Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

For the year ended December 31, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities in the Atrium segment of $55.4 million, including net favorable prior year development of $18.7 million due to claims improvement and reserve releases largely related to our non-marine direct and facultative and upstream energy lines of business following reserve reviews. A $74.1 million increase in net ultimate losses and loss adjustment expenses for the current period was recorded based on the combination of expected loss ratios on current period earned premium, as well as incurred losses during the year including from the war and terrorism and aviation lines of business, and actual estimates of ultimate loss and loss adjustment expense liabilities.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

	Year Ended December 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$20,142	$(17,466)	$2,676

Salaries and benefits for the Atrium segment were $20.1 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the total of $20.1 million was comprised of salaries and benefits of $7.5 million, total current and prior year related share grant costs of $5.2 million and discretionary bonus of approximately $7.4 million. The total current and prior year share grant costs relate to Northshore incentive plan awards to Atrium employees. Expenses relating to the discretionary bonus will be variable and dependent on Atrium’s overall profitability. Expenses relating to the share grant costs are expected to decrease in 2015, as only current year costs will be recorded.

General and Administrative Expenses:

	Years Ended December 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$14,779	$(12,063)	$2,716

General and administrative expenses for the Atrium segment were $14.8 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. 2014 expenses were comprised of $12.6 million related to AUL’s direct expenses and Atrium’s share of the syndicate expenses for the year ended December 31, 2014. In addition, expenses of $2.2 million for the year ended December 31, 2014 related to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

Interest Expense:

	Years Ended December 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$5,429	$(5,097)	$332

Interest expense for the Atrium segment of $5.4 million and $0.3 million was recorded for the years ended December 31, 2014 and 2013, respectively. The interest expense recorded in the segment was in respect of borrowings under the Enstar revolving credit facility that are recorded in the segment and 100% attributable to us.

Noncontrolling Interest:

	Years Ended December 31,
	2014	Variance	2013
	(in thousands of U.S. dollars)
Total	$10,974	$(6,804)	$4,170

We recorded noncontrolling interest in earnings of the Atrium segment of $11.0 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, Trident and Dowling had a combined 41.02% noncontrolling interest in the Atrium segment, although their share of net earnings was higher due primarily to the interest expense recorded in the segment that is 100% attributable to us.

Torus Segment

The following is a discussion and analysis of our results of operations for the Torus segment for the year ended December 31, 2014 which are summarized below. These results reflect both the results of Torus Insurance Holdings Limited and its subsidiaries (in the Torus column) and the expenses related to Enstar management fees, the amortization of intangible assets, and acquisition-related expenses, each as incurred by Bayshore Holdings Limited (in the Holding Companies column), the company that owns Torus and its subsidiaries.

	Year Ended December 31,
	2014			2013
	Torus	Holding Companies	Total	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$380,259	$(6,626)	$373,633	$—
Net investment income	5,937	—	5,937	—
Net realized and unrealized losses	2,136	—	2,136	—

	388,332	(6,626)	381,706	—

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	221,290	(2,861)	218,429	—
Acquisition costs	65,734	—	65,734	—
Salaries and benefits	55,846	—	55,846	—
General and administrative expenses	40,503	16,995	57,498	2,554
Net foreign exchange losses (gains)	1,198	(253)	945	18

	384,571	13,881	398,452	2,572

EARNINGS (LOSS) BEFORE INCOME TAXES	3,761	(20,507)	(16,746)	(2,572)
INCOME TAXES	(1,130)	—	(1,130)	—

NET EARNINGS (LOSS)	2,631	(20,507)	(17,876)	(2,572)
Less: Net (earnings) loss attributable to noncontrolling interest	(1,089)	8,412	7,323	1,028

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,542	$(12,095)	$(10,553)	$(1,544)

Loss ratio (1)	58.2%
Acquisition cost ratio (2)	17.3%
Other operating expense ratio (3)	25.3%

Combined ratio (4)	100.8%

(1)

Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned attributable to Torus. Loss ratio is a non-GAAP financial measure because it excludes the net increase in ultimate losses and loss adjustment expense liabilities and net premiums earned of the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 58.5% for the year ended December 31, 2014.

(2)

Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Torus. Acquisition cost ratio is a non-GAAP financial measure because it excludes the net premiums earned of the Torus holding companies. The most directly comparable GAAP financial measure would be to include this holding company expense, which would result in a ratio of 17.6% for the year ended December 31, 2014.

(3)

Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Torus by net premiums earned by Torus. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses, salaries and benefits and the net premiums earned of the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 30.3% for the year ended December 31, 2014.

(4)

Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure as described in footnotes (1), (2) and (3). The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 106.4% for the year ended December 31, 2014. Our historical combined ratio may not be indicative of future underwriting performance.

Non-GAAP Financial Measures

We provide loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio in our discussions of the results for the Torus segment in order to provide more complete information regarding our underwriting results. The ratios are calculated by dividing the related expense by net earned premiums, and the combined ratio is the sum of these ratios. Our ratios are considered to be “non-GAAP” financial measures, which may be defined or calculated differently by other companies.

The Torus ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations at Torus. In the loss ratio, the excluded net premiums earned and net increases in ultimate losses and loss adjustment expense liabilities of the holding companies relate to amortization of our fair value adjustment associated with unearned premium reserves acquired on the acquisition date. Torus includes all of its fair value purchase accounting adjustments established at the date of acquisition as part of the holding companies. In the other operating expense ratio, the excluded general and administrative expenses relate to management fee expenses charged by our non-life run-off segment to Torus primarily related to our direct costs incurred in managing Torus, the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case as incurred at the holding company level.

Summary for the Year Ended December 31, 2014

For the Torus segment, we reported net loss, before net loss attributable to noncontrolling interest, of approximately $17.9 million for the year ended December 31, 2014.

The result was driven primarily by:

(i)	salaries and benefits and general and administrative expenses of $113.3 million;

(ii)	income taxes of $1.1 million; and

(iii)	net foreign exchange losses of $0.9 million; partially offset by

(iv)

net underwriting result of $89.5 million (comprised of net premiums earned of $373.6 million less $218.4 million in net increase in ultimate losses and loss adjustment expense liabilities and $65.7 million of acquisition costs); and

(v)	net investment income and net realized and unrealized gains of $8.1 million.

Noncontrolling interest in the loss of the Torus segment of $7.3 million resulted in net loss attributable to Enstar Group Limited of $10.5 million for the year ended December 31, 2014.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Torus segment from April 1, 2014 to December 31, 2014:

	Gross Premiums Written
	From April 1, 2014 to December 31, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$70,826	13.8%
Property	118,479	23.1%
Aviation and Space	86,446	16.9%
Workers Compensation	51,442	10.0%
Casualty:
U.S. Excess Casualty	106,049	20.7%
Healthcare	36,698	7.2%
U.S. Management and Professional Liability	17,805	3.5%
Non-U.S. Management and Professional Liability	15,429	3.0%
Accident and Health	9,045	1.8%

Total Casualty	185,026	36.2%

Total	$512,219	100.0%

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Torus segment from April 1, 2014 to December 31, 2014.

	Net Premiums Earned
	From April 1, 2014 to December 31, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$68,767	18.1%
Property	80,650	21.2%
Aviation and Space	54,510	14.3%
Workers Compensation	17,996	4.7%
Other	18,621	4.9%
Casualty:
U.S. Excess Casualty	66,065	17.4%
Healthcare	25,780	6.8%
U.S. Management and Professional Liability	19,848	5.2%
Non-U.S. Management and Professional Liability	21,519	5.7%
Accident and Health	6,503	1.7%

Total Casualty	139,715	36.8%

Total	$380,259	100.0%

Net premiums earned for the Torus segment from April 1, 2014 to December 31, 2014 were $373.6 million, which included $6.6 million of holding company expense related to the amortization of our fair value adjustment associated with Torus’ acquisition date unearned premium reserves. Excluding the holding company expense, net premiums earned by Torus from April 1, 2014 to December 31, 2014 were $380.3 million.

Torus repositioned itself during 2014 to focus on its core specialty products. Insurance markets have seen a general slowdown and leveling off of market conditions, with downward pressures on rates in certain lines of business. Despite the slowdown in pricing, Torus believes that good fundamentals and opportunities for profitable growth exist in many lines. In 2015, Torus looks to continue the selective expansion of its U.S. operations by using its Escape broker portal to increase access to business and focusing on workers compensation, healthcare and excess casualty lines where we believe pricing can remain strong compared to international markets. Torus will continue to explore its opportunities for expansion while maintaining a focus on risk management and underwriting returns. Enstar expects increased premiums written by Torus in 2015 as a result of owning Torus for a full year as compared to only nine months in 2014.

Net Increase in Ultimate Losses and Loss Adjustment Expense Liabilities:

For the year ended December 31, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $218.4 million, which includes an adjustment of $2.9 million for amortization of fair value adjustments within the holding company. The segment recorded a net favorable prior period reserve development of $8.4 million due to claims improvement and reserve releases, largely related to our marine and non-marine property lines of business. A $229.5 million increase in net ultimate losses and loss adjustment expense liabilities for the current period was recorded based on expected loss ratios on current period earned premium and loss development during the year ended December 31, 2014, including additional net losses incurred of $7.7 million in Torus’ power and utility business and $13.2 million in the aviation and space line.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Net Investment Income and Net Realized and Unrealized Gains:

Net investment income for the Torus segment for the period from April 1, 2014 to December 31, 2014 was $5.9 million. Net realized and unrealized gains for the Torus segment for the period from April 1, 2014 to December 31, 2014 were $2.1 million. The average credit ratings of our fixed maturity investments in the Torus segment as at December 31, 2014 were AA-.

Salaries and Benefits:

Salaries and benefits for the Torus segment from April 1, 2014 to December 31, 2014 were $55.8 million. The salaries and benefits were related primarily to $52.5 million of direct salaries and benefits for approximately 500 employees of Torus, inclusive of discretionary bonus costs accrued of approximately $4.6 million, and $3.2 million costs associated with employee share awards granted in the period.

General and Administrative Expenses:

General and administrative expenses for the Torus segment from April 1, 2014 to December 31, 2014 were $57.5 million. The amounts consisted of $40.5 million directly incurred by Torus’ operations and $17.0 million of holding company costs relating to: (i) management fee expenses of $10.2 million charged by our non-life run-off segment to Bayshore primarily relating to our direct costs incurred in managing Torus; (ii) expenses of $3.8 million related to the amortization of the definite-lived intangible assets; and (iii) $2.9 million of acquisition related expenses incurred by Bayshore.

General and administrative expenses for the Torus segment for the year ended December 31, 2013 were $2.6 million and related to pre-acquisition costs of the holding company.

Noncontrolling Interest:

We recorded noncontrolling interest in the net loss of the Torus segment of $7.3 million for the year ended December 31, 2014. As of December 31, 2014, Trident and Dowling held a combined 41.02% noncontrolling interest in the Torus segment.

Life and Annuities Segment

The following is a discussion and analysis of our results of operations for our life and annuities segment for the years ended December 31, 2014, 2013 and 2012, which are summarized below.

Following the Pavonia acquisition, we reevaluated our segment reporting and began including the results of Laguna within the life and annuities segment for each of the years ended December 31, 2014, 2013 and 2012. Accordingly, our 2014 and 2013 results for the life and annuities segment are substantially different than our 2012 results, when we only owned Laguna.

	Years Ended December 31,
	2014	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$105,704	$94,984	$3,511
Fees and commission income	32	—	—
Net investment income	39,470	30,182	947
Net realized and unrealized gains (losses)	12,412	(9,259)	1,882

	157,618	115,907	6,340

EXPENSES
Life and annuity policy benefits	108,046	78,354	(300)
Acquisition costs	15,029	8,820	—
Salaries and benefits	7,458	4,799	1,131
General and administrative expenses	11,177	16,039	1,574
Interest expense	1,218	1,456	—
Net foreign exchange (gains) losses	(1,441)	158	(238)

	141,487	109,626	2,167

EARNINGS BEFORE INCOME TAXES	16,131	6,281	4,173
INCOME TAXES	(5,542)	(1,243)	(24)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$10,589	$5,038	$4,149

Net Premiums Earned:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Term life insurance	$28,825	$3,235	$25,590	$22,079	$3,511
Assumed life reinsurance	24,745	9,161	15,584	15,584	—
Credit life and disability	52,134	(1,676)	53,810	53,810	—

	$105,704		$94,984		$3,511

Comparison of Years Ended December 31, 2014 and 2013

Net premiums earned in our life and annuities segment were $105.7 million and $95.0 million for the years ended December 31, 2014 and 2013, respectively. The increase in net premiums earned was the result of three additional months of premiums from Pavonia in 2014 as compared to 2013 (we acquired Pavonia on March 31, 2013). This increase was partially offset by acquisition costs for the years ended December 31, 2014 and 2013 of approximately $15.0 million and $8.8 million, respectively, primarily attributable to commissions on credit premiums earned by Pavonia. Substantially all of the net premiums earned in the years ended December 31, 2014 and 2013 related to the U.S. and Canadian business of the Pavonia companies.

The term life business consists of 10, 15, 20 and 30 year direct term business with approximately 90% of premiums to be earned over the next 20 years. The assumed life reinsurance premiums will continue to be earned until the year 2053; however, approximately 70% are expected to be earned within the next 12 years. Credit life and disability premiums are monthly premiums received on credit products that mostly consist of sub-prime mortgages in the U.S. and Canada; approximately 90% of these premiums are expected to be earned before the year 2023. Substantially all net premiums earned in 2014 relate to the acquisition of the Pavonia companies. The premiums are expected to reduce by approximately 15-20% per annum as the blocks of business continue to run-off and policies lapse.

For our life and annuities business, although the companies no longer write new business, the strategy differs from the non-life run-off business, in particular because the companies have limited ability to shorten the duration of the liabilities in this business through either early claims settlement, commutations or policy buy backs. Instead, the companies will hold the policies associated with the life and annuities business to their natural maturity or lapse and will pay claims as they fall due.

Comparison of Years Ended December 31, 2013 and 2012

Net premiums earned were $95.0 million and $3.5 million for the years ended December 31, 2013 and 2012, respectively. Substantially all net premiums earned in 2013 relate to the acquisition of the Pavonia companies. We separately recorded acquisition costs from the date of acquisition to December 31, 2013 of approximately $8.8 million associated with the premiums earned by Pavonia. Net premiums earned in 2012 related to the Laguna term life business.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Years Ended December 31,
	Net Investment Income					Net Realized and Unrealized (Losses) Gains
	2014	Variance	2013	Variance	2012	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$39,470	$9,288	$30,182	$29,235	$947	$12,412	$21,671	$(9,259)	$(11,141)	$1,882

Comparison of Years Ended December 31, 2014 and 2013

Net investment income for the life and annuities segment for the years ended December 31, 2014 and 2013 was $39.5 million and $30.2 million, respectively. The increase was due primarily to the inclusion of the investments of the Pavonia companies for the full year in 2014.

Net realized and unrealized (losses) gains for the life and annuities segment for the years ended December 31, 2014 and 2013 were $12.4 million and $(9.3) million, respectively. The increase in net realized and unrealized gains of $21.7 million was due primarily to unrealized gains on fixed maturity investments in respect of the Pavonia companies. The gains were due mostly to declines across the U.S. yield curve compared to increases in U.S. yield curves in the previous year.

The current operations of one of the Pavonia companies relates solely to periodic payment annuities. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost, and earns investment income. As a result we would not anticipate any unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises approximately 70% of the Pavonia investments. The remaining 30% of the Pavonia investments consists of fixed maturity investments classified as trading securities, which relate to the non-periodic payment annuity business.

Comparison of Years Ended December 31, 2013 and 2012

Net investment income for the life and annuities segment for the years ended December 31, 2013 and 2012 was $30.2 million and $0.9 million, respectively. The increase was due primarily to the inclusion of the cash and fixed maturity securities associated with the acquisition of the Pavonia companies on March 31, 2013.

Net realized and unrealized (losses) gains for the life and annuities segment for the years ended December 31, 2013 and 2012 were ($9.3) million and $1.9 million, respectively. The increase in net realized and unrealized losses of $11.1 million was due primarily to unrealized losses on fixed maturity investments acquired with the non-periodic payment annuity business, which were due largely to increases in U.S. yield curves during the year ended December 31, 2013.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the life and annuities segment on its average cash and investments for the years ended December 31, 2014, 2013 and 2012:

	Annualized Return			Average Cash and Investment Balances
	2014	2013	2012	2014	2013	2012
				(in thousands of U.S. dollars)
Cash and fixed maturities	3.88%	1.93%	5.80%	$1,294,443	$1,040,455	$48,736
Other investments and equities	10.06%	2.84%	—%	17,025	10,924	—
Combined overall	3.96%	2.00%	5.80%	1,311,468	1,044,440	48,736

The average credit ratings of our fixed maturity investments in the life and annuities segment as at December 31, 2014, 2013 and 2012 were A+, A+ and AA-, respectively.

Life and Annuity Policy Benefits:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$52,700	$(15,204)	$37,496	$(37,496)	$—
Reductions in periodic payment annuity benefit reserves	(25,214)	5,946	(19,268)	19,268	—

Net change in periodic payment annuity benefit reserves	27,486		18,228		—

Net life claims benefits paid	101,603	(37,296)	64,307	(64,307)
Net change in life claims benefit reserves	(33,818)	18,375	(15,443)	15,143	(300)
Amortization of fair value adjustments	12,775	(1,513)	11,262	(11,262)	—

Net ultimate change in life benefit reserves	80,560		60,126		(300)

	$108,046		$78,354		$(300)

Comparison of Years Ended December 31, 2014 and 2013

Life and annuity policy benefits were $108.0 million and $78.4 million for the years ended December 31, 2014 and 2013, respectively. The increase was attributable primarily to the inclusion of the Pavonia business results for twelve months in 2014 as opposed to nine months in 2013. PPA benefits paid during the year ended December 31, 2014 were $52.7 million, which was an average of approximately $4.4 million per month, partially offset by a reduction in PPA benefit reserves of $25.2 million. Net ultimate change in life benefit reserves of $80.6 million year ended December 31, 2014 was comprised of net life claims benefits paid of $101.6 million and amortization of fair value adjustments of $12.8 million, partially offset by net change in life claims benefit reserves of $33.8 million.

Comparison of Years Ended December 31, 2013 and 2012

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

Life and annuity policy benefits for 2012 related to the Laguna term life business.

General and Administrative Expenses:

	Years Ended December 31,
	2014	Variance	2013	Variance	2012
	(in thousands of U.S. dollars)
Total	$11,177	$4,862	$16,039	$(14,465)	$1,574

Comparison of Years Ended December 31, 2014 and 2013

General and administrative expenses were $11.1 million and $16.0 million for the years ended December 31, 2014 and 2013, respectively. The decrease in expenses was primarily related to non-recurring Pavonia transaction costs of approximately $4.0 million in 2013, partially offset by the additional expenses of operating the Pavonia business for a full year in 2014. General and administrative expenses consist primarily of information technology, rent, premium taxes, bank charges, legal and professional fees, and other expenses.

Comparison of Years Ended December 31, 2013 and 2012

General and administrative expenses were $16.0 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. The expenses in 2013 related to our acquisition and operation of Pavonia in 2013, while 2012 expenses related only to the Laguna business.

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

Our future cash flows depend upon the availability of dividends or other statutorily permissible payments from our subsidiaries. The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see “Business — Regulation”.

As of December 31, 2014, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. Our subsidiaries’ ability to pay dividends and make other forms of distributions may be limited by our repayment obligations under certain of our outstanding loan facility agreements.

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

Historically, our sources of funds primarily consisted of cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. With our recent acquisitions of Pavonia, Atrium and Torus we now collect premiums. We expect to incur and pay losses associated with those premiums.

We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments, to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. With the acquisitions of Atrium, Torus and Pavonia we now expect a net provision of cash from operations as investment income earned and collected premiums will generally be in excess of total net claim payments, losses incurred on earned premiums and operating expenses. We expect our operating cash flows, together with our existing capital base and cash and investments acquired on the acquisition of our insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. We currently do not intend to pay dividends on our ordinary shares.

At December 31, 2014, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of approximately $7.50 billion, compared to approximately $6.56 billion at December 31, 2013. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

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

On an annual basis, both Torus and Atrium purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third-party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of Torus’ total third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

As of December 31, 2014 and 2013, we had reinsurance balances recoverable of $1.33 billion and $1.36 billion, respectively. The decrease of $32.3 million in reinsurance balances recoverable was primarily a result of commutations and cash collections made during the year ended December 31, 2014 in our non-life run-off segment, partially offset by balances associated with the Torus acquisition.

As of December 31, 2014 and 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $289.9 million and $338.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers using management judgment. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of December 31, 2014 decreased to 17.9% as compared to 19.9% as of December 31, 2013, primarily as a result of reinsurance balances recoverable of Torus acquired during the year that required minimal provisions for uncollectible reinsurance recoverable partally offset by commutations and cash collections from reinsurers with minimal bad debt provisions.

Included within total reinsurance balances recoverable of $1.33 billion are: (i) reinsurance balances recoverable from A- and above rated reinsurers amounting to $1.05 billion, net of provisions for uncollectible reinsurance recoverables of $81.0 million; (ii) reinsurance balances recoverable from less than A- rated reinsurers amounting to $204.5 million, against which there are no provisions for uncollectible reinsurance recoverables because the balances are secured by collateral such as trust funds or letters of credit; and (iii) reinsurance balances recoverable from less than A- rated reinsurers amounting to $81.2 million, net of provisions for uncollectible reinsurance recoverables of $208.9 million, which are unsecured.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Total cash provided by (used in):	2014	2013	2012
	(in thousands of U.S. dollars)
Operating activities	$497,619	$(62,387)	$(187,350)
Investing activities	(292,098)	(365,789)	228,631
Financing activities	131,586	423,076	(233,773)
Effect of exchange rate changes on cash	(17,546)	(5,949)	(3,092)

Net increase (decrease) in cash and cash equivalents	319,561	(11,049)	(195,584)
Cash and cash equivalents, beginning of year	643,841	654,890	850,474

Cash and cash equivalents, end of year	$963,402	$643,841	$654,890

See “Item 8. Financial Statements and Supplementary Data — Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012” for further information.

Operating

Net cash provided by our operating activities for the year ended December 31, 2014 was $497.6 million compared to net cash used in our operating activities of $62.4 million for the year ended December 31, 2013. This $560.0 million increase in cash provided by operating activities was due primarily to the following:

(i)	a net increase of $920.5 million in the purchases, sales and maturities of trading securities between 2014 and 2013; partially offset by

(ii)

an increase in losses and loss adjustment expenses of $967.3 million in 2014 compared to $706.9 million in 2013 due to reserves acquired from our current year acquisitions activity partially offset by decreases in reserves due to commutations and claim settlements during the year.

Net cash used in our operating activities for the year ended December 31, 2013 was $62.4 million compared to $187.4 million for the year ended December 31, 2012. This $125.0 million decrease in cash used in operating activities was due primarily to the following:

(i)	a net increase of $115.7 million in the purchases, sales and maturities of trading securities between 2013 and 2012;

(ii)	an increase in reinsurance balances recoverable of $236.3 million in 2013 due primarily to increased balances associated with our current year acquisitions;

(iii)	a decrease in funds held by reinsured companies of $175.8 million in 2013 compared to an increase of $257.5 million in 2012, due primarily to the RITC transaction completed by Syndicate 2008 in 2012;

(iv)	an increase in losses and loss adjustment expenses of $706.9 million in 2013 compared to $623.2 million in 2012 due to reserves acquired from our current year acquisition activity; and

(v)	an increase in unearned premiums of $82.0 million in 2013 due to our current year acquisition activity of companies that wrote or continue to write premiums.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions along with net proceeds on the sale and purchase of available-for-sale and other investments. Net cash used in investing activities was $292.1 million and $365.8 million during the years ended December 31, 2014 and 2013, respectively. The decrease of $73.7 million in investing cash flows between 2014 and 2013 was due primarily to the following:

(i)

net cash provided by acquisitions was $37.5 million in 2014 relating to Torus (which required significantly less cash used because we funded the majority of our share of the purchase price by issuing new shares), compared to net cash used of $409.6 million in 2013, due primarily to the acquisitions of Pavonia, Arden, and Atrium during 2013; partially offset by

(ii)	a net decrease of $188.2 million in the purchases, sales and maturities of available-for-sale securities between 2014 and 2013; and

(iii)	a net increase of $166.1 million in the purchase and redemption of other investments between 2014 and 2013.

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

Financing

Net cash provided by financing activities was $131.6 million during the year ended December 31, 2014 compared to $423.1 million during the year ended December 31, 2013. The decrease of $291.5 million in cash provided by financing activities was attributable primarily to the following:

(i)

a reduction in funds provided by bank loans of $299.8 million between 2014 and 2013. In 2013, we drew down approximately $370.0 million on our revolving credit facility and other loan facilities for the acquisitions of SeaBright, Pavonia, Arden and Atrium; whereas for 2014, we used $70.0 million of our revolving credit facility in connection with our acquisition of Torus; and

(ii)	an increase in repayments of loans of $159.7 million between 2014 and 2013 due primarily to the repayment of both the SeaBright and Clarendon loan facilities during 2014; partially offset by

(iii)

contributions to surplus by Trident and Dowling of $290.8 million in 2014 (related to the acquisition of Torus) as compared to contributions by Trident of $96.7 million in 2013 in connection with the acquisitions of Atrium and Arden.

Net cash provided by (used in) financing activities was $423.1 million during the year ended December 31, 2013 compared to ($233.8) million during the year ended December 31, 2012. The increase of $656.9 million in cash provided by financing activities was attributable primarily to the following:

(i)	an increase of $369.8 million in cash received attributable to bank loans between 2012 and 2013, and a decrease of $95.0 million in the repayment of bank loans between 2012 and 2013;

(ii)	an increase in contribution to surplus of subsidiary by redeemable noncontrolling interest of $96.7 million in 2013 compared to $nil in 2012; and

(iii)	a distribution of capital and dividends to noncontrolling interests of $3.9 million in 2013 compared to $99.2 million in 2012.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturities, short-term investments, equities and other investments, were $7.50 billion as of December 31, 2014 compared to $6.56 billion as of December 31, 2013, an increase of 14.3%. The increase in cash and invested assets resulted principally from the completion of the acquisition of Torus.

We hold trading portfolios of fixed maturities, short-term investments, equities and other investments; available-for-sale portfolios of fixed maturities; and a held-to-maturity portfolio of fixed maturities. Our available-for-sale and trading portfolios are recorded at fair value.

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

The table below shows the aggregate amounts of our investments carried at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$769,002	14.8%	$468,289	10.0%
Non-U.S. government	439,439	8.5%	562,516	12.1%
Corporate	2,087,929	40.2%	2,201,579	47.2%
Municipal	25,607	0.5%	41,034	0.9%
Residential mortgaged-backed	311,864	6.0%	235,964	5.1%
Commercial mortgage-backed	139,907	2.7%	114,637	2.5%
Asset-backed	430,170	8.3%	285,066	6.1%

Fixed maturities	4,203,918	81.0%	3,909,085	83.9%
Other investments	836,868	16.1%	569,293	12.2%
Equities — U.S.	106,895	2.1%	115,285	2.5%
Equities — International	43,235	0.8%	66,748	1.4%

Total investments	$5,190,916	100.0%	$4,660,411	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity and carried at amortized cost as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$20,559	2.5%	$18,132	2.3%
Non-U.S. government	38,689	4.7%	22,327	2.8%
Corporate	767,124	92.8%	759,100	94.9%

Total investments	$826,372	100.0%	799,559	100.0%

As at December 31, 2014, we held investments on our balance sheet totaling approximately $6.0 billion, compared to approximately $5.52 billion at December 31, 2013, with net unrealized losses included in accumulated comprehensive income of approximately $3.0 million compared to unrealized gains of approximately $3.1 million at December 31, 2013. As at December 31, 2014, we had approximately $3.6 billion of restricted assets compared to approximately $2.9 billion at December 31, 2013. The increase in restricted assets is primarily due to 2014 acquisition activity.

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

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds, real estate debt fund, CLO equities and CLO equity funds. At December 31, 2014, these other investments totaled $836.9 million, or 13.9%, of our total balance sheet investments (December 31, 2013: $569.3 million or 10.3%).

For our life and annuities segment, we have limited ability to shorten the duration of the policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at December 31, 2014, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at December 31, 2014, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, although we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of December 31, 2014 and 2013 was as follows:

	December 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
One year or less	$893,490	17.8%	$871,881	18.5%
More than one year through two years	853,279	16.9%	1,345,596	28.6%
More than two years through five years	1,313,918	26.1%	769,176	16.3%
More than five years through ten years	390,691	7.8%	478,033	10.2%
More than ten years	696,971	13.9%	608,291	12.9%

	4,148,349	82.5%	4,072,977	86.5%
Residential mortgage-backed	311,864	6.2%	235,964	5.0%
Commercial mortgage-backed	139,907	2.8%	114,637	2.4%
Asset-backed	430,170	8.5%	285,066	6.1%

Total	$5,030,290	100.0%	$4,708,644	100.0%

As at December 31, 2014 and 2013, our fixed maturity investments and short-term investment portfolio had an average credit quality rating of AA- and A+, respectively. At December 31, 2014 and 2013, our fixed maturity investments rated BBB or lower comprised 9.4% and 9.5% of our total investment portfolio, respectively.

At December 31, 2014, we had approximately $130.5 million of short-term investments (December 31, 2013: $313.5 million). Short-term investments are managed as part of our investment portfolio and have a maturity of greater than three months up to one year when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At December 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$766,967	$769,002	14.8%	$—	$766,175	$2,827	$—	$—	$—
Non-U.S. government	448,661	439,439	8.5%	162,813	169,859	68,839	37,928	—	—
Corporate	2,100,972	2,087,929	40.2%	117,545	505,697	1,080,974	331,657	31,603	20,453
Municipal	25,452	25,607	0.5%	5,993	11,790	7,824	—	—	—
Residential mortgage-backed	311,152	311,864	6.0%	32,023	269,777	4,351	4,584	1,118	11
Commercial mortgage-backed	139,984	139,907	2.7%	79,016	21,223	19,266	19,414	988	—
Asset-backed	431,509	430,170	8.3%	245,767	64,838	29,586	11,911	78,068	—

Total fixed maturity and short-term investments	$4,224,697	4,203,918	81.0%	643,157	1,809,359	1,213,667	405,494	111,777	20,464

				15.3%	43.0%	28.9%	9.6%	2.7%	0.5%
Equities
U.S.		106,895	2.1%	—	—	—	—	—	106,895
International		43,235	0.8%	—	—	—	—	—	43,235

Total equities		150,130	2.9%	—	—	—	—	—	150,130

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		197,269	3.8%	—	—	—	—	—	197,269
Fixed income funds		335,026	6.4%	—	—	—	—	—	335,026
Fixed income hedge funds		59,627	1.1%	—	—	—	—	—	59,627
Equity funds		150,053	2.9%	—	—	—	—	—	150,053
Real estate debt fund		33,902	0.7%	—	—	—	—	—	33,902
CLO equities		41,271	0.8%	—	—	—	—	—	41,271
CLO equity funds		16,022	0.3%	—	—	—	—	—	16,022
Other		3,698	0.1%	—	—	—	—	—	3,698

Total other investments		836,868	16.1%	—	—	—	—	—	836,868

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$5,190,916	100.0%	$643,157	$1,809,359	$1,213,667	$405,494	$111,777	$1,007,462

				12.4%	34.9%	23.4%	7.8%	2.1%	19.4%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$468,198	$468,289	10.0%	$4,391	$458,477	$434	$—	$—	$4,987
Non-U.S. government	553,724	562,516	12.1%	215,224	208,322	115,423	11,095	12,452	—
Corporate	2,197,955	2,201,579	47.2%	143,552	542,216	1,052,315	388,815	26,507	48,174
Municipal	40,889	41,034	0.9%	8,500	25,355	7,179	—	—	—
Residential mortgage-backed	236,984	235,964	5.1%	12,596	204,217	7,507	3,960	809	6,875
Commercial mortgage-backed	115,351	114,637	2.5%	38,081	31,893	29,631	8,826	6,206	—
Asset-backed	283,940	285,066	6.1%	207,146	34,808	13,260	4,733	7,174	17,945

Total fixed maturity and short-term investments	$3,897,041	3,909,085	83.9%	629,490	1,505,288	1,225,749	417,429	53,148	77,981

				16.1%	38.5%	31.3%	10.7%	1.4%	2.0%
Equities
U.S.		115,285	2.5%	—	—	—	—	—	115,285
International		66,748	1.4%	—	—	—	—	—	66,748

Total equities		182,033	3.9%	—	—	—	—	—	182,033

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		161,229	3.5%	—	—	—	—	—	161,229
Fixed income funds		194,375	4.2%	—	—	—	—	—	194,375
Fixed income hedge funds		68,157	1.4%	—	—	—	—	—	68,157
Equity funds		109,355	2.3%	—	—	—	—	—	109,355
Real estate debt fund		32,113	0.7%	—	—	—	—	—	32,113
Other		4,064	0.1%	—	—	—	—	—	4,064

Total other investments		569,293	12.2%	—	—	—	—	—	569,293

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%

Total investments		$4,660,411	100.0%	$629,490	$1,505,288	$1,225,749	$417,429	$53,148	$829,307

				13.5%	32.3%	26.3%	9.0%	1.1%	17.8%

The following tables summarize the composition of the amortized cost and fair value of our held-to-maturity fixed maturity investments by ratings as assigned by major rating agencies.

At December 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity:
U.S. government & agency	$20,257	$20,559	2.5%	$6,821	$13,738	$—	$—	$—	$—
Non-U.S. government	38,613	38,689	4.7%	—	30,795	7,894	—	—	—
Corporate	754,363	767,124	92.8%	48,074	202,231	468,748	42,748	5,323	—

Total fixed maturity investments	$813,233	$826,372	100.0%	$54,895	$246,764	$476,642	$42,748	$5,323	$—

				6.6%	29.9%	57.7%	5.2%	0.6%	—%

At December 31, 2013	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity:
U.S. government & agency	$19,992	$18,132	2.2%	$—	$18,058	$—	$—	$—	$74
Non-U.S. government	23,592	22,327	2.8%	—	22,327	—	—	—	—
Corporate	815,803	759,100	95.0%	44,552	198,803	463,000	47,157	5,125	462

Total fixed maturity investments	$859,387	$799,559	100.0%	$44,552	$239,188	$463,000	$47,157	$5,125	$536

				5.6%	29.9%	57.9%	5.9%	0.6%	0.1%

The fair value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in the overall investment market and in overall economic conditions. We recorded no impairment losses in 2014 and 2013.

Our fixed maturity portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee.

At December 31, 2014 and 2013, our gross unrealized losses on our available-for-sale investments totaled $4.6 million and $0.4 million, respectively. At December 31, 2014 and 2013, we held 120 and nil, respectively, available-for-sale investments that were in an unrealized loss position for longer than twelve months. As at December 31, 2014 and 2013, no investments were considered other-than-temporarily impaired.

At December 31, 2014 and 2013, our gross unrealized losses on our held-to-maturity investments totaled $3.7 million and $60.0 million, respectively. Our held-to-maturity investments relate entirely to our Pavonia PPA business acquired on March 31, 2013.

Other Investments

The table below shows the fair value of our portfolio of other investments held at December 31, 2014 and 2013:

	Total Fair Value
	As at December 31, 2014	As at December 31, 2013
	(in thousands of U.S. Dollars)
Private equity funds	$197,269	$161,229
Fixed income funds	335,026	194,375
Fixed income hedge funds	59,627	68,157
Equity funds	150,053	109,355
Real estate debt fund	33,902	32,113
CLO equities	41,271	—
CLO equity funds	16,022	—
Other	3,698	4,064

	$836,868	$569,293

As at December 31, 2014 and 2013, we had total unfunded capital commitments related to other investments of approximately $99.9 million and $114.2 million, respectively.

Measuring the Fair Value of Other Investments using Net Asset Valuations

The following table presents the fair value, unfunded commitments and redemption frequency for the funds included within other investments. These investments are all valued at net asset value as at December 31, 2014 and 2013.

December 31, 2014	Total Fair Value	Gated/ Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
	(in thousands of U.S. dollars)
Private equity funds	$197,269	$—	$197,269	$99,885	Not eligible
Fixed income funds	335,026	—	335,026	—	Daily, monthly and quarterly
Fixed income hedge funds	59,627	1,958	57,669	—	Quarterly after lock-up periods expire
Equity funds	150,053	—	150,053	—	Bi-monthly
Real estate debt fund	33,902	—	33,902	—	Monthly
CLO equity funds	16,022	—	16,022	—	Not eligible
Other	1,363	—	1,363	—	Not eligible

	$793,262	$1,958	$791,304	$99,885

December 31, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

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

As of December 31, 2014 and 2013, we had approximately $197.3 million and $161.2 million, respectively, of other investments recorded in private equity funds, which represented 2.6% and 2.5% of total investments, cash and cash equivalents and restricted cash and cash equivalents at December 31, 2014 and 2013, respectively. Due to a lag in the valuations reported by the managers, we record changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with our fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

Fixed income funds

This class comprises a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily up to quarterly.

Fixed income hedge funds

This class comprises hedge funds that invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of three years from the time of our initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice.

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

CLO equities

This class comprises investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

CLO equity funds

This class comprises two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

Other

This class primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, we participate in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity. Also included within this class is a catastrophe bond acquired as part of our acquisition of Torus.

Eurozone Exposure

At December 31, 2014, we did not own any investments in fixed maturity securities (which include bonds that are classified as cash and cash equivalents) or fixed income funds issued by sovereign governments of Portugal, Italy, Ireland, Greece or Spain.

Loans Payable

Our long-term debt consists of loan facilities used to partially finance certain of our acquisitions or significant new business transactions and our revolving credit facility, or the EGL Revolving Credit Facility, which can be used for permitted acquisitions and general corporate purposes. The EGL Revolving Credit Facility replaced our prior revolving credit facility on September 16, 2014.

Our acquisition term loan facilities related to our 2011 acquisition of Clarendon National Insurance Company, or the Clarendon Facility, our 2013 acquisition of SeaBright, or the SeaBright Facility, and our 2015 acquisition of Companion, or the Companion Facility.

For the years ended December 31, 2014, 2013 and 2012, we incurred interest expense of approximately $12.9 million, $12.4 million and $8.4 million, respectively, on our loan facilities. All of our currently outstanding loan facilities are floating rate loans, and the fair values of these loans approximate their book values.

Amounts of loans payable outstanding, and accrued interest, as of December 31, 2014 and 2013 total approximately $320.0 million and $452.4 million, respectively, and comprise:

			As at December 31,
Facility	Date of Facility	Term	2014	2013
			(in thousands of U.S. dollars)
EGL Revolving Credit Facility	September 16, 2014	5 Years	$319,550	$—
Prior EGL Revolving Credit Facility	July 8, 2013	5 Years	—	258,800
Companion Facility	December 24, 2014	4 Years	—	—
SeaBright Facility	December 21, 2012	3 Years	—	111,000
Clarendon Facility	July 12, 2011	4 Years	—	78,995

Total long-term bank debt			319,550	448,795
Accrued interest on loans payaable			491	3,651

Total loans payable			$320,041	$452,446

Companion Facility

On December 24, 2014, Sussex, an indirect, wholly-owned subsidiary of the Company, as borrower and guarantor, entered into the Companion Facility with National Australia Bank Limited and Barclays Bank PLC, or the Lenders. The Companion Facility provides for a four-year term loan facility pursuant to which Sussex was permitted to borrow up to an aggregate of $109.0 million to fund 50% of the consideration payable for the acquisition of Companion. Sussex fully drew down on the Companion Facility and completed the acquisition of Companion on January 27, 2015.

The Companion Facility is secured by a first priority security interest in all of the assets of Sussex, including the capital stock of Companion, and by a first priority security interest in the stock of Sussex. Interest is payable at the end of each interest period chosen by Sussex, or, at the latest, each six months. The interest rate is LIBOR plus 2.75%.

The Companion Facility imposes various financial and business covenants on Sussex including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens.

During the existence of any event of default (as specified in the Companion Facility), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. During the existence of any payment default, the interest rate would be increased by 1.0%. The Companion Facility terminates and all amounts borrowed must be repaid on December 24, 2018.

EGL Revolving Credit Facility

On September 16, 2014, we and certain of our subsidiaries, as borrowers and as guarantors, entered into the EGL Revolving Credit Facility Agreement with National Australia Bank Limited (or NAB), Barclays Bank PLC (or Barclays), and Royal Bank of Canada (or RBC), as mandated lead arrangers and original lenders, and NAB as agent, or the Credit Agreement.

The Credit Agreement provides for an unsecured five-year revolving credit facility (expiring in September 2019) pursuant to which we are permitted to borrow up to an aggregate of $500 million, or the EGL Revolving Credit Facility, which is available to fund permitted acquisitions and for general corporate purposes. The Credit Agreement replaces and refinances our Prior Credit Agreement (as defined below). Our ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

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

The Credit Agreement refinanced and replaced, in its entirety, our Revolving Credit Facility Agreement, originally dated June 14, 2011, as amended from time to time, and as amended and restated pursuant to the Restatement Agreement, dated July 8, 2013, among us and certain of our subsidiaries, NAB and Barclays, as mandated lead arrangers, NAB, Barclays and RBC, as original lenders, and NAB as agent, or the Prior Credit Agreement. The Prior Credit Agreement had permitted us to borrow up to an aggregate of $375 million on a secured basis over a five-year term, or the Prior EGL Revolving Credit Facility. Effective September 16, 2014 and concurrent with our entry into the Credit Agreement, we terminated the Prior Credit Agreement. Outstanding borrowings under the Prior EGL Revolving Credit Facility totaled $319.6 million and were refinanced on September 16, 2014 with borrowings pursuant to the EGL Revolving Credit Facility.

We were in compliance with all covenants under the Prior Credit Agreement and no material early termination fees were incurred in connection with the termination.

The Prior EGL Revolving Credit Facility had been secured by a first priority lien on the stock of certain of our subsidiaries and certain of our bank accounts held with Barclays and into which amounts received in respect of any capital release from certain of our subsidiaries were required to be paid. In connection with the termination of the Prior Credit Agreement, all security pursuant to the Prior EGL Revolving Credit Facility was released, effective September 16, 2014.

As of December 31, 2014, the unused portion of the EGL Revolving Credit Facility was approximately $180.5 million. As of December 31, 2014, all of the covenants relating to the EGL Revolving Credit Facility were met.

On February 27, 2015, the Credit Agreement was amended and restated, in order to: (i) increase the amount we are permitted to borrow to $665.0 million; (ii) add Lloyd’s Bank plc as a Lender; and (iii) reallocate the capacity provided among the four Lenders into equal shares.

Clarendon Facility

On September 30, 2014, we fully repaid the remaining $66.0 million of outstanding principal and accrued interest on the Clarendon Facility out of the proceeds of distributions from Clarendon. We had previously repaid $13.0 million of the outstanding principal on the Clarendon Facility on March 17, 2014. All security pursuant to the Clarendon Facility was released in connection with the full repayment of the facility.

SeaBright Facility

On June 25, 2014, we fully repaid the remaining $89.0 million of outstanding principal and accrued interest on the SeaBright Facility out of the proceeds of distributions from SeaBright. We had previously repaid $22.0 million of the outstanding principal on the SeaBright Facility on March 31, 2014. All security pursuant to the SeaBright Facility was released in connection with the full repayment of the facility.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at December 31, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$4,660.0	$1,134.8	$1,605.3	$655.9	$1,264.0
Policy benefits for life and annuity contracts (2)	2,540.8	80.4	74.4	73.8	2,312.2
Operating lease obligations	43.4	11.1	16.6	10.0	5.7
Investing Activities
Investment commitments	99.9	40.0	50.7	4.6	4.6
Financing Activities
Acquisition funding	256.5	256.5	—	—	—
Loan repayments (including estimated interest payments)	325.8	265.4	60.4	—	—

Total	$7,926.4	$1,788.2	$1,807.4	$744.3	$3,586.5

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

The amounts in the above table represent our estimates of known liabilities as of December 31, 2014 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the audited consolidated financial statements as of December 31, 2014 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)

Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at December 31, 2014 of $1,220.9 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments for the years ended December 31, 2014 and 2013:

December 31, 2014			December 31, 2013
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
$311,000	$211,115	$99,885	$291,000	$176,760	$114,240

Guarantees

As at December 31, 2014 and 2013, we had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of approximately $238.6 million and $228.5 million, respectively.

Acquisitions and Significant New Business

As of December 31, 2014, we had entered into definitive agreements with respect to the purchase of Companion, which closed on January 27, 2015, and the Reciprocal of America loss portfolio transfer, which closed on January 15, 2015. On February 5, 2015, we entered into a definitive agreement with respect to the purchase of NSA. These agreements are described in “Item 1. Business — Recent Transactions.”

Legal Proceedings

Refer to “Item 3. Legal Proceedings” for a description of our litigation matters.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

The following risk management discussion and the estimated amounts generated from sensitivity presented are forward-looking statements of market risk assuming certain market conditions occur. Future results may differ materially from these estimated results due to, among other things, actual developments in the global financial markets, changes in the composition of our investment portfolio, or changes in our business strategies. The results of analysis we use to assess and mitigate risk are not projections of future events or losses. See “Cautionary Statement Regarding Forward-Looking Statements” for additional information regarding our forward-looking statements.

We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2014 were not materially different than those used in 2013, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.

Interest Rate Risk

Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity investments and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.

The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our cash and fixed maturity and short-term investments portfolio classified as trading and available for sale for the years indicated:

Interest Rate Movement Analysis on Market Value

of Cash, Short-Term Investments and Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At December 31, 2014	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,752	$5,730	$5,702	$5,671	$5,640
Market Value Change from Base	0.9%	0.5%	0%	(0.5)%	(1.1)%
Change in Unrealized Value	$50	$28	$0	$(31)	$(62)

At December 31, 2013	-100	-50	0	+50	+100
Total Market Value	$4,999	$4,979	$4,951	$4,919	$4,888
Market Value Change from Base	1.0%	0.6%	0%	(0.7)%	(1.3)%
Change in Unrealized Value	$48	$28	$0	$(32)	$(63)

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance recoverables, respectively, as discussed below.

Fixed Maturity and Short Term Investments

As a holder of fixed maturity and short-term investments and mutual funds, we have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At December 31, 2014, approximately 54.8% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2013: 51.4%) with 11.2% (December 31, 2013: 12.8%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of AA- (December 31, 2013: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

Reinsurance

We also have exposure to credit risk as it relates to our reinsurance balances recoverable. Our acquired reinsurance subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. Additionally, on an annual basis, Atrium and Torus purchase tailored outwards reinsurance programs designed to manage their risk profile. Our subsidiaries remain liable to the extent that retrocessionaires and reinsurers do not meet their obligations under these agreements and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers.

As at December 31, 2014 and 2013, reinsurance balances recoverable with a carrying value of approximately $314.5 million and $256.2 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. One of those reinsurers (accounting for $139.3 million of the $314.5 million as at December 31, 2014) was rated A+, while the remaining $175.2 million of the $314.5 million as at December 31, 2014 were secured by trust funds held for the benefit of our insurance and reinsurance subsidiaries.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at December 31, 2014 was approximately $300.2 million (December 31, 2013: $291.4 million). At December 31, 2014, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $30.0 million (December 31, 2013: $29.1 million), on a pre-tax basis.

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

We have exposure to foreign currency risk due to our ownership of our Irish, U.K., Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar.

The foreign exchange gain or loss resulting from the translation of our subsidiaries’ financial statements (expressed in Euro, British pound, Canadian dollar, and Australian dollar functional currency) into U.S. dollars is classified in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.

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

The table below summarizes our primary net exposures as of December 31, 2014 and 2013 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

2014	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$62.6	$15.0	$(4.0)	$16.0	$(28.0)	$61.6

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$6.3	$1.5	$(0.4)	$1.6	$(2.8)	$6.2

2013	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$67.0	$18.0	$1.0	$16.0	$(10.0)	$92.0

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$6.7	$1.8	$0.1	$1.6	$(1.0)	$9.2

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Enstar Group Limited:

We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedules I, II, III, IV, and VI as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements and financial statement Schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enstar Group Limited’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG Audit Limited

Hamilton, Bermuda

March 2, 2015

ENSTAR GROUP LIMITED

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

	2014	2013
	(expressed in thousands of U.S.
	dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$130,516	$281,002
Short-term investments, available-for-sale, at fair value (amortized cost: 2014 — $nil; 2013 — $32,477)	—	32,504
Fixed maturities, trading, at fair value	3,832,291	3,381,719
Fixed maturities, held-to-maturity, at amortized cost	813,233	859,387
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014 — $244,110; 2013 — $210,825)	241,111	213,860
Equities, trading, at fair value	150,130	182,033
Other investments, at fair value	836,868	569,293

Total investments	6,004,149	5,519,798
Cash and cash equivalents	963,402	643,841
Restricted cash and cash equivalents	534,974	397,657
Accrued interest receivable	37,581	38,864
Accounts receivable	79,237	75,351
Premiums receivable	391,008	111,748
Income taxes recoverable	11,510	5,481
Deferred tax assets	50,506	34,295
Prepaid reinsurance premiums	114,197	—
Reinsurance balances recoverable	1,331,555	1,363,819
Funds held by reinsured companies	134,628	237,789
Deferred acquisition costs	61,706	—
Goodwill and intangible assets	201,150	150,071
Other assets	21,282	41,441

TOTAL ASSETS	$9,936,885	$8,620,155

LIABILITIES
Losses and loss adjustment expenses	$4,509,421	$4,219,905
Policy benefits for life and annuity contracts	1,220,864	1,273,100
Unearned premiums	468,626	70,698
Insurance and reinsurance balances payable	276,723	281,028
Accounts payable and accrued liabilities	126,721	97,103
Income taxes payable	22,450	23,721
Deferred tax liabilities	43,958	53,328
Loans payable	320,041	452,446
Other liabilities	50,642	70,444

TOTAL LIABILITIES	7,039,446	6,541,773

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	374,619	100,859

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2014: 156,000,000; 2013: 156,000,000)
Ordinary shares (issued and outstanding 2014: 15,761,365; 2013: 13,802,706)	15,761	13,803
Non-voting convertible ordinary shares:
Series A (issued 2014: 2,972,892; 2013: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2014: 2,725,637; 2013: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2014: 714,015; 2013: Nil)	714	—
Treasury shares at cost (Series A non-voting convertible ordinary shares 2014: 2,972,892; 2013: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,321,715	962,145
Accumulated other comprehensive income	(12,686)	13,978
Retained earnings	1,395,206	1,181,457

Total Enstar Group Limited Shareholders’ Equity	2,304,850	1,755,523
Noncontrolling interest	217,970	222,000

TOTAL SHAREHOLDERS’ EQUITY	2,522,820	1,977,523

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$9,936,885	$8,620,155

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF EARNINGS

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(expressed in thousands of U.S.
	dollars, except share and per share data)
INCOME
Net premiums earned	$646,450	$239,807	$3,511
Fees and commission income	33,079	12,817	8,570
Net investment income	117,369	93,295	77,760
Net realized and unrealized gains	62,619	70,651	73,612

	859,517	416,570	163,453

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	9,146	(163,672)	(237,953)
Life and annuity policy benefits	108,046	78,354	(300)
Acquisition costs	132,573	23,199	—
Salaries and benefits	211,222	124,616	100,473
General and administrative expenses	141,270	86,612	56,592
Interest expense	12,922	12,389	8,426
Net foreign exchange losses (gains)	5,960	(4,369)	406

	621,139	157,129	(72,356)

EARNINGS BEFORE INCOME TAXES	238,378	259,441	235,809
INCOME TAXES	(11,142)	(35,619)	(44,290)

NET EARNINGS	227,236	223,822	191,519
Less: Net earnings attributable to noncontrolling interest	(13,487)	(15,218)	(23,502)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$213,749	$208,604	$168,017

EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$11.61	$12.62	$10.22

EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$11.44	$12.49	$10.10

Weighted average ordinary shares outstanding — basic	18,409,069	16,523,369	16,441,461
Weighted average ordinary shares outstanding — diluted	18,678,130	16,703,442	16,638,021

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$227,236	$223,822	$191,519

Other comprehensive income, net of tax:
Unrealized holding (losses) gains on fixed income investments arising during the year	(6,297)	(2,045)	1,232
Reclassification adjustment for net realized gains included in net earnings	(58)	(491)	(5,123)

Unrealized losses arising during the year, net of reclassification adjustment	(6,355)	(2,536)	(3,891)
(Increase) decrease in defined benefit pension liability	(5,477)	4,930	(2,461)
Currency translation adjustment	(19,421)	(19,473)	3,556

Total other comprehensive loss	(31,253)	(17,079)	(2,796)

Comprehensive income	195,983	206,743	188,723
Less comprehensive income attributable to noncontrolling interest	(8,898)	(8,600)	(23,365)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$187,085	$198,143	$165,358

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$13,803	$13,752	$13,665
Issue of shares	1,915	6	43
Share awards granted/vested	43	45	44

Balance, end of year	$15,761	$13,803	$13,752

Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973

Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,726	$2,726	$2,726

Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$—	$—	$—
Conversion of Series B Convertible Participating Non-Voting Perpetual Preferred Stock	714	—	—

Balance, end of year	$714	$—	$—

Share Capital — Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of year	$—	$—	$—
Issue of shares	714	—	—
Shares converted to Series E Non-Voting Convertible Ordinary Shares	(714)	—	—

Balance, end of year	$—	$—	$—

Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of year	$962,145	$958,571	$956,329
Issue of shares and warrants	354,622	650	(872)
Share awards granted/vested	—	—	343
Amortization of equity incentive plan	4,948	2,924	2,771

Balance, end of year	$1,321,715	$962,145	$958,571

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of year	$13,978	$24,439	$27,096
Currency translation adjustment
Balance, beginning of year	14,264	27,821	25,616
Change in currency translation adjustment	(17,043)	(13,557)	2,205

Balance, end of year	(2,779)	14,264	27,821
Defined benefit pension liability
Balance, beginning of year	(2,249)	(7,179)	(4,718)
Change in defined benefit pension liability	(5,477)	4,930	(2,461)

Balance, end of year	(7,726)	(2,249)	(7,179)
Unrealized gain on investments
Balance, beginning of year	1,963	3,797	6,198
Change in unrealized gain on investments	(4,144)	(1,834)	(2,401)

Balance, end of year	(2,181)	1,963	3,797

Balance, end of year	$(12,686)	$13,978	$24,439

Retained Earnings
Balance, beginning of year	$1,181,457	$972,853	$804,836
Net earnings attributable to Enstar Group Limited	213,749	208,604	168,017

Balance, end of year	$1,395,206	$1,181,457	$972,853

Noncontrolling Interest
Balance, beginning of year	$222,000	$221,478	$297,345
Return of capital	(11,864)	—	(30,245)
Dividends paid	(18,108)	(3,908)	(68,987)
Contribution of capital	18,081	—	—
Reallocation from redeemable noncontrolling interest	1,028	—	—
Net earnings attributable to noncontrolling interest*	9,429	11,048	23,502
Foreign currency translation adjustments	(2,181)	(5,916)	1,352
Net movement in unrealized holding losses on investments	(415)	(702)	(1,489)

Balance, end of year	$217,970	$222,000	$221,478

*	Excludes net loss attributable to redeemable noncontrolling interest.

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$227,236	$223,822	$191,519
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Net realized and unrealized investment gains	(32,651)	(188)	(42,233)
Net realized and unrealized gains from other investments	(29,968)	(70,463)	(31,379)
Other items	(1,268)	11,276	(765)
Depreciation and amortization	5,792	1,055	1,469
Net amortization of premiums and discounts	54,979	51,505	28,758
Net movement of trading securities held on behalf of policyholders	4,256	3,485	24,225
Sales and maturities of trading securities	2,974,318	2,679,826	2,468,584
Purchases of trading securities	(2,087,611)	(2,713,581)	(2,618,029)
Changes in assets and liabilities:
Reinsurance balances recoverable	434,605	430,542	666,793
Funds held by reinsured companies	113,771	175,750	(257,504)
Other assets	57,752	155,177	63,952
Losses and loss adjustment expenses	(967,263)	(706,880)	(623,174)
Policy benefits for life and annuity contracts	(52,236)	6,443	—
Insurance and reinsurance balances payable	(187,178)	(165,896)	(65,475)
Unearned premiums	4,998	(81,967)	—
Accounts payable and accrued liabilities	12,662	(30,295)	(3,209)
Other liabilities	(34,575)	(31,998)	9,118

Net cash flows provided by (used in) operating activities	497,619	(62,387)	(187,350)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$37,540	$(409,560)	$—
Sales and maturities of available-for-sale securities	110,180	196,507	353,913
Purchase of held-to-maturity securities	—	(112)	—
Purchase of available-for-sale securities	(117,624)	(15,739)	—
Maturities of held-to-maturity securities	36,680	18,449	—
Movement in restricted cash and cash equivalents	(114,538)	(78,638)	73,226
Purchase of other investments	(349,652)	(107,396)	(214,558)
Redemption of other investments	104,684	28,568	16,839
Other investing activities	632	2,132	(789)

Net cash flows (used in) provided by investing activities	(292,098)	(365,789)	228,631

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$(11,864)	$—	$(30,245)
Contribution by noncontrolling interest	17,768	—	—
Contribution by redeemable noncontrolling interest	273,035	96,689	—
Dividends paid to noncontrolling interest	(18,108)	(3,908)	(68,987)
Receipt of loans	70,000	369,800	—
Repayment of loans	(199,245)	(39,505)	(134,541)

Net cash flows provided by (used in) financing activities	131,586	423,076	(233,773)

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(17,546)	(5,949)	(3,092)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	319,561	(11,049)	(195,584)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	643,841	654,890	850,474

CASH AND CASH EQUIVALENTS, END OF YEAR	$963,402	$643,841	$654,890

Supplemental Cash Flow Information
Net income taxes paid	$41,830	$32,115	$27,938
Interest paid	$16,130	$9,114	$9,155

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. DESCRIPTION OF BUSINESS

Enstar Group Limited (“Enstar” or the “Company”) was formed in August 2001 under the laws of Bermuda. The Company’s core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since the Company’s formation, it has completed the acquisition of over 65 insurance and reinsurance companies and portfolios of insurance and reinsurance business. The Company also operates active underwriting businesses, including the Atrium group of companies, which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609, and the Torus group of companies, an A-rated global specialty insurance group with multiple global underwriting platforms. Additionally the Company operates closed life and annuities businesses.

With the Company’s 2014 acquisition of Torus Insurance Holdings Limited (“Torus”) and its 2013 acquisitions of the Pavonia companies (“Pavonia”), Arden Reinsurance Company Ltd. (“Arden”) and Atrium Underwriters Ltd. (“Atrium”), it now measures the results of its operations in four segments:

(i)

Non-life run-off — This segment is comprised of the operations and financial results of the Company’s subsidiaries that are running off their property and casualty and other non-life lines of business together with the run-off businesses of Arden and Torus. It also includes the Company’s management business, which manages the run-off portfolios of third parties through its service companies.

(ii)

Atrium — This active underwriting segment is comprised of the operations and financial results of Northshore Holdings Limited, a holding company that owns Atrium and its subsidiaries and Arden. Atrium is a managing general agent at Lloyd’s of London, which manages Syndicate 609 through a corporate capital vehicle, Atrium 5 Ltd., and provides approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium specializes in accident and health, aviation, marine, property, non-marine direct and facultative, liability, property and casualty binding authorities, reinsurance, upstream energy, war and terrorism insurance, cargo and fine art. Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd.) and is currently in the process of running off certain other third-party business. Results related to Arden’s run-off business are included within the Company’s non-life run-off segment.

(iii)

Torus — This active underwriting segment is comprised of the operations and financial results of Bayshore Holdings Limited, a holding company that owns Torus and its subsidiaries. Torus is a global specialty insurer that offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, and the U.S. Torus’ active underwriting operations are reported in the Torus segment, with Torus’ run-off business reported in the non-life run-off segment.

(iv)

Life and annuities — This segment is comprised of the operations and financial results of the Company’s subsidiaries that are operating its closed-block of life and annuity businesses, which primarily consists of the companies it acquired in the Pavonia acquisition on March 31, 2013.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of the Company as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012. Results of operations for subsidiaries acquired are included from the dates of their acquisition by the Company. Intercompany transactions are eliminated on consolidation.

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

Significant Accounting Policies

The Company’s significant accounting policies are described below:

(a) Cash and cash equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and cash equivalents.

(b) Investments

Short-term investments and fixed maturity investments

Short-term investments comprise investments with a maturity greater than three months up to one year from the date of purchase. Fixed maturities comprise investments with a maturity of greater than one year from the date of purchase.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fixed maturity investments classified as available-for-sale and held-to-maturity are reviewed quarterly to determine if they have sustained an impairment of value that is, based on management’s judgement, considered to be other than temporary. The process includes reviewing each fixed maturity investment that is below cost and: (1) determining if the Company has the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that the Company will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, whether the Company expects that the present value of the cash flows expected to be collected from the fixed maturity investment is less than the amortized cost basis of the investment. In evaluating credit losses, the Company considers a variety of factors in the assessment of a fixed maturity investment including: (1) the time period during which there has been a significant decline below cost; (2) the extent of the decline below cost and par; (3) the potential for the investment to recover in value; (4) an analysis of the financial condition of the issuer; (5) the rating of the issuer; and (6) failure of the issuer of the investment to make scheduled interest or principal payments. If management concludes an investment is other-than-temporarily impaired (“OTTI”), then the difference between the fair value and the amortized cost of the investment is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any non-credit related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount would have an impact on the Company’s earnings.

Equities

Equities are classified as trading and are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.

Other investments

Other investments include investments in limited partnerships and limited liability companies (collectively “private equities”) and fixed income, hedge, equity, real estate debt and CLO

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity funds that carry their investments at fair value, along with direct investments in CLO equities. These other investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of the Company’s fund investments publish net asset values on a daily basis and provide daily liquidity; others report on a monthly basis. Private equities typically report quarterly. The Company believes the reported net asset value represents the fair value market participants would apply to an interest in the various private equities or funds. The change in fair value is included in net realized and unrealized gains on investments and recognized in net earnings.

(c) Deferred Acquisition Costs

Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to the Company’s reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.

(d) Losses and loss adjustment expenses

Non-life run-off

The liability for losses and loss adjustment expenses in the non-life run-off segment includes an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported determined using a variety of actuarial methods. These estimates are continually reviewed and are necessarily subject to the impact of future changes in factors such as claim severity and frequency, changes in economic conditions including the impact of inflation, legal developments and changes in social attitudes. While management believes that the amount is adequate, the ultimate liability may be significantly in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in losses and loss adjustment expense liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses and any amounts are recorded in the same period that the related incurred loss is recognized.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s insurance and reinsurance subsidiaries also establish provisions for loss adjustment expenses relating to run-off costs for the estimated duration of the run-off, which are included in losses and loss adjustment expenses. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net reduction in ultimate loss and loss adjustment expenses in the consolidated statements of earnings.

Atrium and Torus

The reserves for losses and loss expenses in the Atrium and Torus segments includes reserves for unpaid reported losses and for IBNR reserves. The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represent the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for IBNR losses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

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

(g) Premium revenue recognition

Non-life premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy, are based upon contractual terms and for certain business are estimated based on underlying contracts or from information provided by clients and/or brokers. Changes in reinsurance premium estimates are expected and may result in adjustments in future periods. These estimates change over time as additional information regarding changes in underlying exposures is obtained. Any subsequent differences arising on such estimates are recorded as premiums written in the period in which they are determined.

Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.

Certain contracts written prior to the business going into run-off, are retrospectively rated and additional premium will be due should losses exceed pre-determined contractual thresholds. These

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required additional premiums are based upon contractual terms and management judgment is involved with respect to the estimate of the amount of losses that the Company expects to be ceded. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features will result in changes in additional premiums based on contractual terms.

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

(i) Policy Benefits for Life and Annuity Contracts

The Company’s policy benefits for life and annuity contracts (“policy benefits”) are calculated using standard actuarial techniques and cash flow models in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 944, Financial Services —Insurance. The Company establishes and maintains its policy benefits at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. The Company reviews its policy benefits regularly and performs loss recognition testing based upon cash flow projections.

Since the development of the policy benefits is based upon cash flow projection models, the Company makes estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefits are determined at the inception of

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(j) Redeemable noncontrolling interest

In connection with the acquisitions of Arden, Atrium and Torus, certain subsidiaries have issued shares to a noncontrolling interest. These shares provide certain redemption rights to the holder, which may be settled in the Company’s own shares or cash, at the Company’s option. The Company classifies redeemable noncontrolling interest with redemption features that are not solely within the control of the Company within temporary equity in its consolidated balance sheets and carries them at the redemption value, which is fair value. The Company recognizes changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.

(k) Fees and commission income

Fixed fee income is recognized in accordance with the term of the Company’s third-party management agreements. Time-based fees are recognized as services are provided. Success-based fees are recognized when all of the contractual requirements specified in the agreement are met. Profit commissions are recorded on an accrual basis, and are earned in line with the annual accounting results of the syndicate managed by Atrium.

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

(p) Intangible Assets

Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the acquisition of Atrium and the syndicate capacity, U.S. insurance licenses, technology and brand arising from the acquisition of Torus. Definite-lived intangible assets are amortized over their useful lives. The Company recognizes the amortization of all intangible assets in the consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.

(q) Share-based compensation

The Company primarily uses three types of share-based compensation: restricted shares, cash-settled stock appreciation rights (SARs) and shares issued under the Company’s employee share purchase plans. With the exception of SARs and the incentive plan awards in Northshore issued to certain employees of Atrium, the Company’s share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the period for which the employee is required to provide services in exchange for the award. Both the Company’s SARs and the Northshore incentive plan awards are classified as liability awards. Liability classified awards are recorded at fair value within accounts payable in the consolidated balance sheet with changes in fair value relating to the vested portion of the award recorded within salaries and benefits in the consolidated statements of earnings.

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

(s) Derivative instruments

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

New Accounting Standards Adopted in 2014

Accounting Standards Update (“ASU”) 2014-17, Pushdown Accounting

In November 2014, the FASB issued ASU No. 2014-17, which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in which an acquirer obtains control of the acquired entity. The amendments in this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business (either public or non-public) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. If an acquired entity elects the option to apply pushdown accounting in its separate financial statements, it should disclose information in the current reporting period that enables users of financial statements to evaluate the effect of pushdown accounting. This ASU applies to all pushdown elections occurring after November 18, 2014 and its adoption did not have an impact on the Company’s consolidated financial statements.

ASU 2013-12, Definition of a Public Business Entity

In December 2013, the FASB issued ASU No. 2013-12, which defines the term “public business entity.” The definition of a public business entity will be used in considering the scope of new financial guidance and will identify whether the guidance does or does not apply to public business entities. The amendment in this ASU provides a single definition of public business entity for use in future financial accounting and reporting guidance. The amendment did not affect existing requirements and did not have an effective date. Its adoption by the Company during the year did not have an impact on the Company’s consolidated financial statements.

ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued ASU No. 2013-11, with the objective of improving the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 seeks to reduce the diversity in practice by providing guidance on the presentation of unrecognized tax benefits to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The Company adopted this guidance effective January 1, 2014 and its adoption did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2014-16, Determining whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity

In November 2014, the FASB issued ASU No. 2014-16, which is based on the final consensus reached by the Emerging Issues Task Force on Issue 13-G. The ASU is intended to reduce the diversity in practice related to how entities determine the nature of the host contract of a hybrid instrument issued in the form of a share (e.g., convertible preferred stock) as part of the analysis for determining whether the hybrid instrument contains any embedded derivatives that must be bifurcated under ASC 815-15. Currently, reporting entities use one of two acceptable methods (as long as the accounting policy is applied consistently) for determining the nature of a host contract: the chameleon approach and the whole-instrument approach. Under the ASU, entities with instruments within the scope of the ASU would be required to apply the whole-instrument approach when determining the nature of the host contract in a hybrid financial instrument issued in the form of a share. The chameleon approach would no longer be

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted. ASU 2014-16 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC including ASC 944 — Insurance. However, while contracts within the scope of ASC 944 are excluded from the scope of the ASU, certain insurance-related contracts should be accounted for under the ASU, for example contracts under which service providers charge their customers fixed fees in exchange for an agreement to provide services for an uncertain future event. Certain of the ASU’s provisions also apply to transfers of non-financial assets, including in-substance non-financial assets that are not an output of an entity’s ordinary activities (e.g., sales of (1) property, plant, and equipment; (2) real estate; or (3) intangible assets). Such provisions include guidance on recognition (including determining the existence of a contract and control principles) and measurement. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities and early application is not permitted. The Company is currently evaluating the impact of this guidance, however, it is not expected to have a material impact on the Company’s consolidated financial statements.

3. ACQUISITIONS

2015

Nationale Suisse Assurance S.A.

On February 5, 2015, the Company’s wholly-owned subsidiary, Harper Holdings SARL, entered into a definitive agreement with Nationale Suisse to acquire its Belgian subsidiary, Nationale Suisse Assurance S.A. (“NSA”). NSA is a Belgium-based insurance company writing non-life insurance (which the Company expects to operate in run-off as part of its non-life run-off segment) and life insurance (which the Company expects to operate in run-off as part of its life and annuities segment).

The total consideration for the transaction will be €33.7 million (approximately $38.5 million) (subject to certain possible closing adjustments). The Company expects to finance the purchase price from cash on hand. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close during the second quarter of 2015.

Companion Property and Casualty Insurance Company

On January 27, 2015, the Company and Sussex Holdings, Inc. (“Sussex”), an indirect, wholly-owned subsidiary of the Company, completed the previously announced acquisition of Companion Property and Casualty Insurance Company (“Companion”) from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total consideration for the transaction was $218.0 million, which was financed 50% through borrowings under a bank loan facility provided by National Australia Bank Limited (“NAB”) and Barclays Bank PLC (“Barclays”) and 50% from cash on hand.

2014

Torus Insurance Holdings Limited

On April 1, 2014, Kenmare Holdings Ltd. (“Kenmare”), a wholly-owned subsidiary of the Company, together with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., which are managed by Stone Point Capital LLC (collectively, “Trident”), completed the acquisition of Torus Insurance Holdings Limited (“Torus”). Torus is an A- rated global specialty insurer with six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301. At closing, Torus became directly owned by Bayshore Holdings Ltd. (“Bayshore”), which was 60% owned by Kenmare and 40% owned by Trident.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated to the acquired assets and liabilities of Torus based on estimated fair values at the acquisition date. The Company recognized goodwill of $13.0 million, all of which was recorded within the Torus segment and is attributable primarily to Torus’ assembled workforce. The Company also recognized indefinite lived intangible assets of $23.9 million and other definite lived intangible assets of $20.0 million.

Prior to acquisition, Torus ceased underwriting certain lines of business in order to focus on core property, casualty and specialty lines. The results of the discontinued lines of business that were placed into run-off are included within the Company’s non-life run-off segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Torus transaction at the acquisition date, allocated by segment.

	Torus Segment	Non-life Run-off Segment	Total
ASSETS
Short-term investments, trading, at fair value	$73,425	$25,888	$99,313
Fixed maturities, trading, at fair value	736,765	329,235	1,066,000
Other investments	2,068	—	2,068

Total investments	812,258	355,123	1,167,381
Cash and cash equivalents	211,718	127,890	339,608
Restricted cash and cash equivalents	22,779	—	22,779
Premiums receivable	321,350	—	321,350
Reinsurance balances recoverable — reserves	210,742	152,057	362,799
Reinsurance balances recoverable — paids	21,122	20,100	41,222
Prepaid reinsurance premiums	144,221	25,221	169,442
Intangible assets	43,900	—	43,900
Other assets	37,621	—	37,621

TOTAL ASSETS	1,825,711	680,391	2,506,102

LIABILITIES
Losses and loss adjustment expenses	675,424	588,822	1,264,246
Insurance and reinsurance balances payable	140,997	42,447	183,444
Unearned premium	343,840	49,122	392,962
Other liabilities	22,362	—	22,362

TOTAL LIABILITIES	1,182,623	680,391	1,863,014

NET ASSETS ACQUIRED AT FAIR VALUE	643,088	—	643,088
Goodwill	13,000	—	13,000

ACQUISITION DATE FAIR VALUE	$656,088	$—	$656,088

The following table summarizes the intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$4,000	Indefinite
U.S. insurance licences	19,900	Indefinite
Technology	15,000	4 Years
Brand	5,000	6 years

Intangible assets as of the acquisition date	$43,900

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

From April 1, 2014, the date of acquisition, to December 31, 2014, the Company earned premiums of $373.6 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $218.4 million on those earned premiums, and recorded $10.6 million in net loss (after noncontrolling interest) in its consolidated statement of earnings related to the active underwriting portion of the Torus segment.

From the date of acquisition to December 31, 2014, the Company earned premiums of $28.6 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $20.6 million on those earned premiums, and recorded $0.1 million in net earnings attributable to Enstar Group Limited in its consolidated statement of earnings related to Torus’ non-life run-off business.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental Pro Forma Financial Information (Unaudited)

The operating results for Torus have been included in the consolidated financial statements from the date of acquisition. The following pro forma condensed combined statement of earnings for the years ended December 31, 2014 and 2013 combines the historical consolidated statements of earnings of the Company with those historical consolidated statements of earnings of Torus, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2013 and 2014, as applicable. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of Torus had taken place at the beginning of each period presented, nor is it indicative of future results.

	Enstar Group Limited	Unaudited
2014		Torus	Proforma Adjustments	Enstar Group Limited - Proforma
Total income	$859,517	$147,193	$(1,846)	$1,004,864
Total expenses	(632,281)	(145,479)	3,670	(774,090)
Total noncontrolling interest	(13,487)	—	(1,451)	(14,938)

Net earnings	$213,749	$1,714	$373	$215,836

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2014 (Unaudited):

Income:
(a) Adjustment to recognize amortization of fair value adjustments related to unearned premium	(1,846)
Expenses:
(a) Adjustment to recognize amortization of definite-lived intangible assets	(1,146)
(b) Adjustment to recognize amortization of fair value adjustments related to acquired losses and loss adjustment expense liabilities and reinsurance balances recoverable	4,816

3,670
(c) Adjustment to noncontrolling interest for pro forma condensed consolidated statement of earnings	(1,451)

	Enstar Group Limited	Unaudited
2013		Torus	Proforma Adjustments	Enstar Group Limited - Proforma
Total income	$416,570	$633,700	$(7,384)	$1,042,886
Total expenses	(192,748)	(707,700)	14,678	(885,770)
Total noncontrolling interest	(15,218)	—	27,363	12,145

Net earnings	$208,604	$(74,000)	$34,657	$169,261

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2013 (Unaudited):

Income:
(a) Adjustment to recognize amortization of fair value adjustments related to unearned premium	(7,384)
Expenses:
(a) Adjustment to recognize amortization of definite-lived intangible assets	(4,583)
(b) Adjustment to recognize amortization of fair value adjustments related to acquired losses and loss adjustment expense liabilities and reinsurance balances recoverable	19,261

14,678
(c) Adjustment to noncontrolling interest for pro forma condensed consolidated statement of earnings	27,363

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

Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of Bayshore and Northshore, respectively. Following the sale Kenmare, Trident and Dowling owned 59.0%, 39.3% and 1.7%, of Bayshore and Northshore, respectively.

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

2013

Atrium

On November 25, 2013, Kenmare and Trident completed the acquisition of Atrium.

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

The purchase price was allocated to the acquired assets and liabilities of Atrium based on estimated fair values at the acquisition date. The Company recognized goodwill of $38.8 million, all of which was recorded within the Atrium segment and is attributable primarily to Atrium’s assembled workforce. The Company also recognized indefinite-lived intangible assets of $63.0 million and other definite lived intangible assets of $27.0 million.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

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

The net unearned premiums acquired included a decrease of $16.7 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. As at December 31, 2014, $16.0 million has been amortized to acquisition costs in the consolidated statements of earnings and comprehensive income. As at December 31, 2014, the remaining balance of the fair value adjustment was $0.7 million, which will be amortized to acquisition costs in 2015.

The following table summarizes the intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$32,900	Indefinite
Management contract	30,100	Indefinite
Distribution channel	20,000	15 Years
Brand	7,000	10 years

Intangible assets as of the acquisition date	$90,000

The fair value of the Lloyd’s syndicate capacity was estimated using the multi-period excess-earnings method. Lloyd’s syndicate capacity represents Atrium’s authorized premium income limit to

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write insurance business in the Lloyd’s market. Atrium’s proportionate share of Syndicate 609 (the syndicate through which it conducts its Lloyd’s operations) is approximately 25%. The capacity is renewed annually at no cost to the Company but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business within the syndicate capacity is indefinite with the premium income limit being set annually by the Company, subject to Lloyd’s approval.

Atrium provides underwriting, actuarial and support services to Syndicate 609 pursuant to a management contract. The fair value of the management contract was estimated using the income approach.

Distribution channels represent broker relationships and the network of insurance companies through which Atrium conducts its operations. The fair value of Atrium’s distribution channel was estimated using the income approach. Critical inputs into the valuation model for customer relationships and broker relationships include estimates of expected premium and attrition rates, and discounting at a weighted average cost of capital. Brand represents the intangible asset related to the Atrium name and was valued using the income approach.

Arden

On September 9, 2013, Kenmare and Trident, completed the acquisition of Arden through Northshore.

The purchase price for Arden was $79.6 million. Kenmare’s portion of the purchase price was $47.8 million, and was financed by borrowings under the Company’s revolving credit facility.

Purchase price	$79,600

Net assets acquired at fair value	$79,600

The following summarizes the estimated fair values of the assets acquired and the liabilities assumed as of the date of acquisition, allocated by segment:

	Atrium Segment	Non-life Run-off Segment	Total
ASSETS
Short-term investments, trading, at fair value	$16,340	$12,512	$28,852
Fixed maturities, trading, at fair value	9,351	46,077	55,428
Other investments	—	2,867	2,867

Total investments	25,691	61,456	87,147
Cash and cash equivalents	—	23,037	23,037
Restricted cash and cash equivalents	10,213	21,599	31,812
Premiums receivable	74,452	49,769	124,221
Reinsurance balances recoverable	—	354,810	354,810
Other assets	—	12,016	12,016

TOTAL ASSETS	110,356	522,687	633,043

LIABILITIES
Losses and loss adjustment expenses	56,160	427,567	483,727
Insurance and reinsurance balances payable	—	59,304	59,304
Unearned premium	—	10,412	10,412

TOTAL LIABILITIES	56,160	497,283	553,443

NET ASSETS ACQUIRED AT FAIR VALUE	$54,196	$25,404	$79,600

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2013, the date of acquisition of the Pavonia companies, all of the companies were either in run-off or, immediately following the acquisition, were placed into run-off, and accordingly are no longer writing any new policies. The Pavonia companies continue to collect premiums in relation to the unexpired policies assumed on acquisition.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SeaBright

On February 7, 2013, the Company completed its acquisition of SeaBright Holdings Inc. (“SeaBright”), through the merger of its indirect, wholly-owned subsidiary, AML Acquisition, Corp. with and into SeaBright (the “Merger”), with SeaBright surviving the Merger as the Company’s indirect, wholly-owned subsidiary. SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote direct workers’ compensation business. The aggregate cash purchase price paid by the Company for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility provided by NAB and Barclays.

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

The net unearned premiums acquired included a decrease of $14.4 million to adjust net unearned premiums to fair value. This fair value adjustment was included within unearned premiums on the

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2013 consolidated balance sheet. This amount was amortized to acquisition costs in the consolidated statements of earnings during 2013. The amortization approximated the amount of SeaBright’s deferred acquisition costs that would have been recognized as acquisition costs had they not been fair valued under acquisition accounting. As at December 31, 2013, this fair value adjustment was fully amortized.

4. SIGNIFICANT NEW BUSINESS

2015

Reciprocal of America

On January 15, 2015, the Company’s wholly-owned subsidiary, Providence Washington Insurance Company, completed the loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business in run-off. The total net insurance reserves assumed were approximately $162.1 million, with an equivalent amount of cash and/or investments being received as consideration.

Shelbourne RITC Transaction

Effective January 1, 2015, Lloyd’s Syndicate 2008, which is managed by the Company’s wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close contract (“RITC”) of the 2012 and prior underwriting years of account of another Lloyd’s syndicate, under which Syndicate 2008 assumed total net insurance reserves of approximately £17.2 million (approximately $26.9 million) for cash consideration of an equal amount.

2014

Shelbourne RITC Transactions

Effective January 1, 2014, Syndicate 2008 entered into an RITC of the 2011 and prior underwriting years of account of another Lloyd’s syndicate, under which Syndicate 2008 assumed total net insurance reserves of approximately £17.0 million (approximately $28.1 million) for cash consideration of an equal amount.

2013

Shelbourne RITC Transactions

Effective January 1, 2013, Syndicate 2008 entered into an RITC of the 2009 underwriting year of account of another Lloyd’s syndicate and a 100% quota share reinsurance agreement with a further Lloyd’s syndicate in respect of its 2010 underwriting year of account, under which Syndicate 2008 assumed total gross insurance reserves of approximately £33.8 million (approximately $51.4 million) for cash consideration of an equal amount.

American Physicians

On April 26, 2013, the Company, through its wholly-owned subsidiary, Providence Washington Insurance Company (“PWIC”), completed the assignment and assumption of a portfolio of workers’

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Shelbourne RITC Transactions

On January 1, 2012, Syndicate 2008 transferred the assets and liabilities relating to its 2009 and prior underwriting years of account into its 2010 underwriting year of account by means of an RITC transaction. Following the transfer, the existing noncontrolling interest held by its other investors ceased, resulting in the Company now providing 100% of the underwriting capacity for Syndicate 2008.

Effective December 31, 2012, Syndicate 2008 entered into a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2009 and prior years of account (the “2009 liabilities”), under which Syndicate 2008 assumed total gross insurance reserves of approximately £193.0 million (approximately $313.3 million) for consideration of an equal amount. Effective January 1, 2014, the 2012 Lloyd’s underwriting year of account of Syndicate 2008 entered into a partial RITC transaction with respect to the 2009 liabilities.

5. INVESTMENTS

The Company holds: (i) trading portfolios of fixed maturity investments, short-term investments, equities and other investments; (ii) a held-to-maturity portfolio of fixed maturity investments; and (iii) available-for-sale portfolios of fixed maturity and short-term investments. The Company’s trading and available-for-sale portfolios are recorded at fair value. The Company’s held-to-maturity portfolio is recorded at amortized cost.

In the normal course of the Company’s investing activities, it actively manages allocations to non-controlling tranches of structured securities issued by variable interest entities (“VIEs”). These structured securities include residential mortgage-backed, commercial mortgage-backed and asset-backed securities and are included in the tables below.

The Company’s other investments are comprised of private equity funds, fixed income funds, fixed income hedge funds, equity and real estate debt funds. The Company also holds both direct and indirect investments in collateralized loan obligation (“CLO”) equity-tranched securities, which are all variable interests issued by VIEs. The indirect investments are in the form of CLO equity funds. For

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these variable interests, the Company does not have the power to direct the activities that are most significant to the economic performance of the VIEs and, accordingly, it is not the primary beneficiary for any of these VIEs. The Company’s maximum exposure to loss on these interests is limited to the amount of its investment. The Company has not provided financial or other support with respect to these structured securities other than its original investment.

Trading

The estimated fair values of the Company’s investments in fixed maturity investments, short-term investments and equities classified as trading securities were as follows:

	December 31, 2014	December 31, 2013
U.S. government and agency	$744,660	$439,946
Non-U.S. government	368,945	476,224
Corporate	1,986,873	2,123,675
Municipal	25,607	41,034
Residential mortgage-backed	308,621	218,457
Commercial mortgage-backed	139,907	114,637
Asset-backed	388,194	248,748

Total fixed maturity and short-term investments	3,962,807	3,662,721
Equities — U.S.	106,895	115,285
Equities — International	43,235	66,748

	$4,112,937	$3,844,754

Included within residential and commercial mortgage-backed securities as at December 31, 2014 were securities issued by U.S. governmental agencies with a fair value of $263.4 million (as at December 31, 2013: $177.9 million).

The increase in the Company’s investments classified as trading securities of $268.2 million was due primarily to additional fixed maturity investments acquired in the Torus acquisition.

The contractual maturities of the Company’s short-term and fixed maturity investments classified as trading are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$837,557	$829,644	20.9%
More than one year through two years	787,810	780,979	19.7%
More than two years through five years	1,161,708	1,159,917	29.3%
More than five years through ten years	289,359	289,911	7.3%
More than ten years	66,793	65,634	1.7%

	3,143,227	3,126,085	78.9%
Residential mortgage-backed	307,847	308,621	7.8%
Commercial mortgage-backed	139,984	139,907	3.5%
Asset-backed	389,529	388,194	9.8%

	$3,980,587	$3,962,807	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$800,815	$808,707	22.1%
More than one year through two years	1,191,586	1,195,752	32.6%
More than two years through five years	682,735	688,963	18.8%
More than five years through ten years	357,925	351,422	9.6%
More than ten years	38,270	36,035	1.0%

	3,071,331	3,080,879	84.1%
Residential mortgage-backed	219,461	218,457	6.0%
Commercial mortgage-backed	115,351	114,637	3.1%
Asset-backed	247,596	248,748	6.8%

	$3,653,739	$3,662,721	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as trading:

As at December 31, 2014	Fair Value	% of Total Fair Value
AAA	$527,466	13.3%
AA	1,747,389	44.1%
A	1,164,604	29.4%
BBB	391,107	9.9%
Non-Investment Grade	111,777	2.8%
Not Rated	20,464	0.5%

	$3,962,807	100.0%

As at December 31, 2013	Fair Value	% of Total Fair Value
AAA	$502,057	13.7%
AA	1,430,107	39.1%
A	1,191,142	32.5%
BBB	408,466	11.1%
Non-Investment Grade	53,148	1.5%
Not Rated	77,801	2.1%

	$3,662,721	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the annuity business acquired with Pavonia. The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as held-to-maturity were as follows:

As at December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$20,257	$322	$(20)	$20,559
Non-U.S. government	38,613	325	(249)	38,689
Corporate	754,363	16,182	(3,421)	767,124

	$813,233	$16,829	$(3,690)	$826,372

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$19,992	$6	$(1,866)	$18,132
Non-U.S. government	23,592	19	(1,284)	22,327
Corporate	815,803	105	(56,808)	759,100

	$859,387	$130	$(59,958)	$799,559

As at December 31, 2014 and December 31, 2013, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$10,369	$10,350	1.2%
More than one year through two years	19,939	19,957	2.4%
More than two years through five years	68,945	69,031	8.4%
More than five years through ten years	99,171	98,922	12.0%
More than ten years	614,809	628,112	76.0%

	$813,233	$826,372	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$17,541	$17,579	2.2%
More than one year through two years	76,825	75,742	9.5%
More than two years through five years	10,873	10,869	1.3%
More than five years through ten years	133,102	126,541	15.8%
More than ten years	621,046	568,828	71.2%

	$859,387	$799,559	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as held-to-maturity:

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$53,893	$54,895	6.6%
AA	245,460	246,764	29.9%
A	466,317	476,642	57.7%
BBB	42,107	42,748	5.2%
Non-Investment Grade	5,456	5,323	0.6%

	$813,233	$826,372	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$47,949	$44,552	5.6%
AA	259,163	239,188	29.9%
A	496,986	463,001	57.9%
BBB	49,281	47,157	5.9%
Non-Investment Grade	5,478	5,125	0.6%
Not Rated	530	536	0.1%

	$859,387	$799,559	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity and short-term investments classified as available-for-sale were as follows:

As at December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$24,167	$182	$(7)	$24,342
Non-U.S. government	72,913	386	(2,805)	70,494
Corporate	101,745	964	(1,653)	101,056
Residential mortgage-backed	3,305	76	(138)	3,243
Asset-backed	41,980	15	(19)	41,976

	$244,110	$1,623	$(4,622)	$241,111

As at December 31, 2013	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$28,050	$303	$(10)	$28,343
Non-U.S. government	84,443	1,871	(22)	86,292
Corporate	76,942	1,221	(259)	77,904
Residential mortgage-backed	17,523	102	(118)	17,507
Asset-backed	36,344	4	(30)	36,318

	$243,302	$3,501	$(439)	$246,364

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included within residential mortgage-backed securities as at December 31, 2014 were securities issued by U.S. governmental agencies with a fair value of $1.1 million (as at December 31, 2013: $12.5 million).

The following tables summarize the Company’s fixed maturity and short-term investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$528	$—	$3,678	$(6)	$4,206	$(6)
Non-U.S. government	17,051	(1,534)	20,300	(1,271)	37,351	(2,805)
Corporate	39,964	(1,003)	40,072	(651)	80,036	(1,654)
Residential mortgage-backed	2,073	(138)	—	—	2,073	(138)
Asset-backed	11,215	(12)	14,720	(7)	25,935	(19)

	$70,831	$(2,687)	$78,770	$(1,935)	$149,601	$(4,622)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S government and agency	$—	$—	$11,416	$(10)	$11,416	$(10)
Non-U.S. government	—	—	20,406	(22)	20,406	(22)
Corporate	—	—	51,478	(259)	51,478	(259)
Residential mortgage-backed	—	—	13,632	(118)	13,632	(118)
Asset-backed	—	—	24,898	(30)	24,898	(30)

	$—	$—	$121,830	$(439)	$121,830	$(439)

As at December 31, 2014 and December 31, 2013, the number of securities classified as available-for-sale in an unrealized loss position was 212 and 135, respectively, with a fair value of $149.6 million and $121.8 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 120 and nil, respectively. As of December 31, 2014, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$54,491	$53,496	22.2%
More than one year through two years	53,936	52,343	21.7%
More than two years through five years	86,157	84,970	35.2%
More than five years through ten years	1,890	1,858	0.8%
More than ten years	2,351	3,225	1.3%

	198,825	195,892	81.2%
Residential mortgage-backed	3,305	3,243	1.4%
Asset-backed	41,980	41,976	17.4%

	$244,110	$241,111	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$45,295	$45,596	18.5%
More than one year through two years	73,763	74,101	30.1%
Due after two years through three years	67,637	69,344	28.1%
More than five years through ten years	69	70	0.1%
More than ten years	2,671	3,428	1.4%

	189,435	192,539	78.2%
Residential mortgage-backed	17,523	17,507	7.1%
Asset-backed	36,344	36,318	14.7%

	$243,302	$246,364	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as available-for-sale:

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$117,866	$115,691	48.0%
AA	62,707	61,970	25.7%
A	49,039	49,063	20.3%
BBB	14,498	14,387	6.0%

	$244,110	$241,111	100.0%

As at December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$125,729	$127,433	51.7%
AA	74,692	75,181	30.5%
A	33,834	34,607	14.1%
BBB	8,957	8,963	3.6%
Not Rated	90	180	0.1%

	$243,302	$246,364	100.0%

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the year ended December 31, 2014, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at December 31, 2014, no credit losses existed.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	December 31, 2014	December 31, 2013
Private equity funds	$197,269	$161,229
Fixed income funds	335,026	194,375
Fixed income hedge funds	59,627	68,157
Equity funds	150,053	109,355
Real estate debt fund	33,902	32,113
CLO equities	41,271	—
CLO equity funds	16,022	—
Other	3,698	4,064

	$836,868	$569,293

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

As of December 31, 2014 and December 31, 2013, the Company had $197.3 million and $161.2 million, respectively, of other investments recorded in private equity funds, which represented 2.6% and 2.5% of total investments, cash and cash equivalents and restricted cash and cash equivalents at December 31, 2014 and December 31, 2013, respectively. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with the Company’s fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

Fixed income funds

This class comprises a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily up to quarterly.

Fixed income hedge funds

This class comprises hedge funds that invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of three years from the time of the Company’s initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CLO equity funds

This class comprises two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014, the Company had $2.0 million of investments subject to side-pockets ($3.2 million as of December 31, 2013). As of December 31, 2014, management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for the funds included within other investments. These investments are all valued at net asset value as at December 31, 2014 and 2013:

December 31, 2014	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$197,269	$—	$197,269	$99,885	Not eligible
Fixed income funds	335,026	—	335,026	—	Daily, monthly and quarterly
Fixed income hedge funds	59,627	1,958	57,669	—	Quarterly after lock-up periods expire
Equity funds	150,053	—	150,053	—	Bi-monthly
Real estate debt fund	33,902	—	33,902	—	Monthly
CLO equity funds	16,022	—	16,022	—	Not eligible
Other	1,363	—	1,363	—	Not eligible

	$793,262	$1,958	$791,304	$99,885

December 31, 2013	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$161,229	$—	$161,229	$113,585	Not eligible
Fixed income funds	194,375	—	194,375	—	Daily to monthly
Fixed income hedge funds	68,157	3,150	65,007	—	Quarterly after lock-up periods expire
Equity funds	109,355	—	109,355	—	Bi-monthly
Real estate debt fund	32,113	—	32,113	—	Monthly
Other	4,064	—	4,064	655	Not eligible

	$569,293	$3,150	$566,143	$114,240

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2014, the Company had one corporate security classified as Level 3.

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

•

Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at December 31, 2014, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at December 31, 2014, there were no material adjustments made to the reported net asset value.

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

The Company measures the fair value of its direct investment in CLO equities based on valuations provided by the Company’s external CLO equity manager. If the investment does not involve an external CLO equity manager, the fair value of the investment is valued based on valuations provided by the broker or lead underwriter of the investment (the “broker”). The Company’s CLO equity investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For its investments in the CLO equity funds, the Company measures fair value by obtaining the most recently published net asset value as advised by the external fund manager. The Company uses an income approach to corroborate the reasonableness of reported net asset value. The CLO equity funds have been classified as Level 3 due to a lack of observable and relevant trades in secondary markets.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$769,002	$—	$769,002
Non-U.S. government	—	439,439	—	439,439
Corporate	—	2,087,329	600	2,087,929
Municipal	—	25,607	—	25,607
Residential mortgage-backed	—	311,864	—	311,864
Commercial mortgage-backed	—	139,907	—	139,907
Asset-backed	—	430,170	—	430,170
Equities — U.S.	96,842	5,203	4,850	106,895
Equities — International	24,365	18,870	—	43,235
Other investments	—	487,078	349,790	836,868

Total investments	$121,207	$4,714,469	$355,240	$5,190,916

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$468,289	$—	$468,289
Non-U.S. government	—	562,516	—	562,516
Corporate	—	2,200,970	609	2,201,579
Municipal	—	41,034	—	41,034
Residential mortgage-backed	—	235,964	—	235,964
Commercial mortgage-backed	—	114,637	—	114,637
Asset-backed	—	285,066	—	285,066
Equities — U.S.	97,470	13,090	4,725	115,285
Equities — International	35,677	31,071	—	66,748
Other investments	—	303,724	265,569	569,293

Total investments	$133,147	$4,256,361	$270,903	$4,660,411

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of December 31, 2014 and December 31, 2013:

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$20,559	$—	$20,559
Non-U.S. government	—	38,689	—	38,689
Corporate	—	767,124	—	767,124

Total investments	$—	$826,372	$—	$826,372

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$18,132	$—	$18,132
Non-U.S. government	—	22,327	—	22,327
Corporate	—	759,100	—	759,100

Total investments	$—	$799,559	$—	$799,559

During 2014 and 2013, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the twelve months ended December 31, 2014:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2014	$609	$265,569	$4,725	$270,903
Purchases	—	158,927	—	158,927
Sales	—	(104,684)	—	(104,684)
Total realized and unrealized gains through earnings	(9)	29,978	125	30,094
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of December 31, 2014	$600	$349,790	$4,850	$355,240

The amount of net gains (losses) for the twelve months ended December 31, 2014 included in earnings attributable to the fair value of changes in assets still held at December 31, 2014 was $30.1 million. All of this amount was included in net realized and unrealized gains.

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

The amount of net (losses) gains for the twelve months ended December 31, 2013 included in earnings attributable to the fair value of changes in assets still held at December 31, 2013 was $48.8 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains

Components of net realized and unrealized gains (losses) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Gross realized gains on available-for-sale securities	$196	$705	$5,850
Gross realized (losses) on available-for-sale securities	(138)	(214)	(727)
Net realized gains on trading securities	23,881	13,488	13,569
Net unrealized gains (losses) on trading securities	8,712	(13,791)	23,541
Net realized and unrealized gains on other investments	29,968	70,463	31,379

Net realized and unrealized gains	$62,619	$70,651	$73,612

Proceeds from sales and maturities of available-for-sale securities	$110,180	$196,507	$353,913

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Investment Income

Major categories of net investment income for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
Interest from fixed maturity investments	$150,890	$123,555	$78,767
Interest from cash and cash equivalents and short-term investments	6,682	13,705	14,924
Net amortization of bond premiums and discounts	(54,979)	(51,505)	(28,758)
Dividends from equities	5,854	4,923	2,961
Other investments	1,335	652	661
Interest on other receivables	728	2,001	6,887
Other income	14,042	2,999	5,229
Interest on deposits held with clients	1,969	3,650	1,368
Policy loan interest	1,192	—	—
Investment expenses	(10,344)	(6,685)	(4,279)

	$117,369	$93,295	$77,760

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $535.0 million and $397.7 million, as of December 31, 2014 and December 31, 2013 was as follows:

	December 31, 2014	December 31, 2013
Collateral in trust for third party agreements	$2,630,259	$2,002,374
Assets on deposit with regulatory authorities	653,192	608,940
Collateral for secured letter of credit facilities	300,468	310,938

	$3,583,919	$2,922,252

The increase in restricted assets of $661.7 million since December 31, 2013 is primarily as a result of the acquisition of Torus.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. DERIVATIVE INSTRUMENTS

From time to time, the Company uses foreign currency forward contracts as part of its overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement. These derivatives are not designated as hedging investments.

For the year ended December 31, 2014, the Company did not enter into any new derivative instruments. The following table sets forth the estimated fair value of derivative instruments recorded within other assets on the condensed consolidated balance sheet as at December 31, 2014 and 2013, and realized gains (losses) on derivative instruments recorded in net earnings for the years ended December 31, 2014, 2013 and 2012:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Fair Value as at December 31,	Net Foreign Exchange (Losses) Gains
2014
Australian dollar	November 26, 2013	January 3, 2014	AU$45,000	$41,036	$—	$(130)
U.S Dollar	July 1, 2013	January 3, 2014	$40,887	AU$45,000	—	130

					$—	$—

2013
Australian dollar	November 26, 2013	January 3, 2014	AU$45,000	$41,036	$779	$779
U.S Dollar	July 1, 2013	January 3, 2014	$40,887	AU$45,000	(630)	(630)
Australian dollar	February 8, 2012	May 10, 2013	AU$45,000	$36,099	—	303
British pound	March 6, 2012	March 6, 2013	UKP17,000	$26,611	—	1,023

					$149	$1,475

2012
Australian dollar	February 8, 2012	May 10, 2013	AU$35,000	$36,099	$(238)	$(238)
British pound	March 6, 2012	March 6, 2013	UKP17,000	$26,611	(1,023)	(1,023)
Australian dollar	February 8, 2012	December 19, 2012	AU$25,000	$26,165	—	—

					$(1,261)	$(1,261)

7. REINSURANCE BALANCES RECOVERABLE

The following table provides the total reinsurance balances recoverable as at December 31, 2014 and, 2013:

	2014					2013
	Non-life Run-off	Atrium	Torus	Life and Annuities	Total	Non-life Run-off	Atrium	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$568,386	$9,582	$181,067	$25,125	$784,160	$788,705	$10,777	$28,556	$828,038
Losses incurred but not reported	278,696	14,565	154,850	467	448,578	402,675	9,887	782	413,344
Fair value adjustments	(46,373)	4,131	(10,708)	—	(52,950)	(69,847)	4,391	—	(65,456)

Total reinsurance reserves recoverable	800,709	28,278	325,209	25,592	1,179,788	1,121,533	25,055	29,338	1,175,926
Paid losses recoverable	129,750	1,289	19,845	883	151,767	177,459	7,845	2,589	187,893

	$930,459	$29,567	$345,054	$26,475	$1,331,555	$1,298,992	$32,900	$31,927	$1,363,819

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

As of December 31, 2014 and 2013, the Company had, excluding reinsurance recoverables related to its life and annuities segment, reinsurance balances recoverable of $1.30 billion and $1.33 billion, respectively. The decrease of $26.8 million in reinsurance balances recoverable was primarily a result of commutations and cash collections made during the year ended December 31, 2014 in the Company’s non-life run-off segment partially offset by balances associated with the Torus acquisition.

As of December 31, 2014 and 2013, the provision for uncollectible reinsurance recoverable relating to reinsurance balances recoverable was $289.9 million and $338.6 million, respectively. To estimate the provision for uncollectible reinsurance recoverable, the balances are first allocated to applicable reinsurers using management judgment. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provision for uncollectible reinsurance recoverable to total non-life reinsurance balances recoverable (excluding provision for uncollectible reinsurance recoverable) as of December 31, 2014 decreased to 17.9% as compared to 19.9% as of December 31, 2013, primarily as a result of reinsurance balances recoverable of Torus acquired during the year that required minimal provisions for uncollectible reinsurance recoverable, offset by commutations and cash collections from reinsurers with minimal bad debt provisions.

Life and Annuities

As at December 31, 2014 and 2013, the reinsurance balances recoverable associated with the Company’s life and annuities business amounting to $26.5 million and $31.9 million, respectively, consisted of term life business ceded by Pavonia to reinsurers under various quota share arrangements. All of the reinsurers as at December 31, 2014 and 2013 were rated A- and above by a major rating agency.

Top Ten Reinsurers

At December 31, 2014 and 2013, the top ten reinsurers of the Company’s business accounted for 64.9% and 68.3%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $310.9 million and $290.1 million,

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of IBNR reserves recoverable. With the exception of one non-rated reinsurer from which $175.2 million was recoverable (December 31, 2013: $256.2 million recoverable from one non-rated reinsurer and $41.4 million recoverable from one BBB+ rated reinsurer), the other top ten reinsurers, as at December 31, 2014 and 2013, were all rated A- or better. Reinsurance balances recoverable by reinsurer were as follows:

	2014		2013
	Reinsurance Recoverables	% of Total	Reinsurance Recoverables	% of Total
Top 10 reinsurers	$864,166	64.9%	$930,943	68.3%
Other reinsurers’ balances > $1 million	453,734	34.1%	423,013	31.0%
Other reinsurers’ balances < $1 million	13,655	1.0%	9,863	0.7%

Total	$1,331,555	100.0%	$1,363,819	100.0%

As at December 31, 2014 and 2013, reinsurance balances recoverable with a carrying value of $314.5 million and $256.2 million, respectively, were associated with two and one reinsurers, respectively, which represented 10% or more of total non-life run-off reinsurance balances recoverable. One of those reinsurers (accounting for $139.3 million of the $314.5 million as at December 31, 2014) was rated A+, while the remaining $175.2 million of the $314.5 million as at December 31, 2014 was secured by trust funds held for the benefit of the Company’s insurance and reinsurance subsidiaries.

Provisions for Uncollectible Reinsurance Recoverables

Included within total reinsurance balances recoverable of $1,331.6 million are: (i) reinsurance balances recoverable from A- and above rated reinsurers amounting to $1,045.9 million, net of provisions for uncollectible reinsurance recoverable of $81.0 million; (ii) reinsurance balances recoverable from less than A- rated reinsurers amounting to $204.5 million, against which there are no provisions for uncollectible reinsurance recoverable, because the balances are secured by collateral such as trust funds or letters of credit; and (iii) reinsurance balances recoverable from less than A-rated reinsurers amounting to $81.2 million, net of provisions for uncollectible reinsurance recoverable of $208.9 million, which are unsecured.

8. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides the total losses and loss adjustment expense liabilities as at December 31, 2014 and 2013:

	2014				2013
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Atrium	Total
Outstanding	$2,202,187	$73,803	$387,171	$2,663,161	$2,541,934	$79,826	$2,621,760
Incurred but not reported	1,406,420	113,149	477,264	1,996,833	1,717,870	98,583	1,816,453
Fair value adjustment	(173,597)	25,659	(2,635)	(150,573)	(255,291)	36,983	(218,308)

Total	$3,435,010	$212,611	$861,800	$4,509,421	$4,004,513	$215,392	$4,219,905

The liability for losses and loss adjustment expenses includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for losses

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurred but not reported using a variety of actuarial methods. The Company’s loss reserves cover multiple lines of business, which include workers compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business.

The reserves for unpaid reported losses and loss adjustment expenses are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by the Company. The reserve for IBNR losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.

In establishing the reserves for losses and loss adjustment expenses related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of the Company’s potential losses for these claims. There can be no assurance that the reserves established by the Company will be adequate or will not be adversely affected by the development of other latent exposures. The Company’s liability for unpaid losses and loss adjustment expenses as of December 31, 2014 and 2013 included $389.1 million and $480.9 million, respectively that represented an estimate of its net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2014 and 2013 was $439.5 million and $539.5 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the Company’s non-life run-off, Atrium and Torus segments for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014				2013			2012
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Atrium	Total	Non-life Run-off (Total)
Net losses paid	$411,302	$57,611	$129,804	$598,717	$370,870	$30,626	$401,496	$314,528
Net change in case and LAE reserves	(310,414)	(2,684)	37,604	(275,494)	(280,933)	(9,621)	(290,554)	(265,222)
Net change in IBNR reserves	(301,784)	11,557	58,870	(231,357)	(231,278)	(1,653)	(232,931)	(267,422)

(Reduction) increase in estimates of net ultimate losses	(200,896)	66,484	226,278	91,866	(141,341)	19,352	(121,989)	(218,116)
Paid loss recoveries on provisions for bad debt	(11,206)	—	—	(11,206)	—	—	—	—
(Reduction) increase in provisions for bad debt	(7,700)	—	—	(7,700)	1,999	—	1,999	(3,111)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(48,891)	9	(5,088)	(53,970)	(49,580)	(49)	(49,629)	(39,298)
Amortization of fair value adjustments	3,982	(11,065)	(2,761)	(9,844)	5,947	—	5,947	22,572

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(264,711)	$55,428	$218,429	$9,146	$(182,975)	$19,303	$(163,672)	$(237,953)

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment

The tables below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2014, 2013 and 2012 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-Life Run-off
	Years Ended December 31,
	2014	2013	2012
Balance as at January 1	$4,004,513	$3,650,127	$4,272,082
Less: total reinsurance reserves recoverable	1,121,533	876,220	1,383,003

	2,882,980	2,773,907	2,889,079
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	24,235	74,139	—
Prior periods	(288,946)	(257,114)	(237,953)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(264,711)	(182,975)	(237,953)

Net losses paid:
Current period	(87,681)	(10,656)	—
Prior periods	(312,415)	(360,214)	(314,528)

Total net losses paid	(400,096)	(370,870)	(314,528)

Effect of exchange rate movement	(49,267)	4,936	14,833
Acquired on purchase of subsidiaries	436,765	557,476	—
Assumed business	28,630	100,506	422,476

Net balance as at December 31	2,634,301	2,882,980	2,773,907
Plus: total reinsurance reserves recoverable	800,709	1,121,533	876,220

Balance as at December 31	$3,435,010	$4,004,513	$3,650,127

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Non-Life Run-off
	Years Ended December 31,
	2014			2013			2012
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period (Total)(1)
Net losses paid	$323,621	$87,681	$411,302	$360,214	$10,656	$370,870	$314,528
Net change in case and LAE reserves	(285,814)	(24,600)	(310,414)	(310,488)	29,555	(280,933)	(265,222)
Net change in IBNR reserves	(262,384)	(39,400)	(301,784)	(265,206)	33,928	(231,278)	(267,422)

(Reduction) increase in estimates of net ultimate losses	(224,577)	23,681	(200,896)	(215,480)	74,139	(141,341)	(218,116)
Paid loss recoveries on provisions for bad debt	(11,206)	—	(11,206)	—	—	—	—
(Reduction) increase in provisions for bad debt	(7,700)	—	(7,700)	1,999	—	1,999	(3,111)
Reduction in provisions for unallocated loss adjustment expense liabilities	(49,445)	554	(48,891)	(49,580)	—	(49,580)	(39,298)
Amortization of fair value adjustments	3,982	—	3,982	5,947	—	5,947	22,572

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(288,946)	$24,235	$(264,711)	$(257,114)	$74,139	$(182,975)	$(237,953)

(1)	For the year ended December 31, 2012, the Company had no premium income and therefore no current period activity.

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

Year Ended December 31, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2014 of $264.7 million included current period incurred losses and loss adjustment expenses of $24.2 million related to current period net earned premium of $31.2 million (primarily for the portion of the run-off business acquired with Torus). Excluding current period net ultimate losses and loss adjustment expense liabilities of $24.2 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $288.9 million, which was attributable to a reduction in estimates of net ultimate losses of $224.6 million, paid loss recoveries on provisions for bad debt of $11.2 million, reduction in provisions for bad debt of $7.7 million and a reduction in

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions for unallocated loss adjustment expense liabilities of $49.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.0 million.

The reduction in estimates of net ultimate losses relating to prior periods of $224.6 million comprised reductions in IBNR reserves of $262.4 million partially offset by net incurred loss development of $37.8 million. The decrease in the aggregate estimate of net IBNR reserves of $262.4 million (compared to $265.2 million during the year ended December 31, 2013), was comprised of $59.4 million relating to asbestos liabilities (compared to $69.8 million in 2013), $6.2 million relating to environmental liabilities (compared to $4.9 million in 2013), $62.5 million relating to general casualty liabilities (compared to $42.6 million in 2013), $63.6 million relating to workers compensation liabilities (compared to $42.1 million in 2013) and $70.7 million relating to all other remaining liabilities (compared to $105.8 million in 2013).

The aggregate reduction in net IBNR reserves of $262.4 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data, following 98 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and loss adjustment expenses relating to non-commuted exposures. The prior period estimate of aggregate net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $285.8 million for net paid losses of $323.6 million, related to the settlement of non-commuted losses in the year and 98 commutations and policy buy-backs of assumed and ceded exposures (including the partial commutation of two of the Company’s top ten assumed exposures and two of the Company’s top ten ceded recoverables as at January 1, 2014). Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2014 amounted to $29.1 million (comprising $99.5 million of assumed case reserves and LAE reserves partially offset by $70.4 million of ceded incurred reinsurance recoverable case reserves).

The reduction in aggregate provisions for bad debt of $7.7 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Year Ended December 31, 2012

The net reduction in ultimate losses and loss adjustment expense liabilities for the year ended December 31, 2012 of $238.0 million was attributable to a reduction in estimates of net ultimate losses of $218.1 million, a reduction in aggregate provisions for bad debt of $3.1 million and a reduction in estimates of unallocated loss adjustment expense liabilities of $39.3 million, relating to 2012 run-off activity, partially offset by the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $22.6 million.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium and Torus Segments

The Company began reporting with respect to its Atrium segment in the fourth quarter of 2013 following the acquisition of Atrium and began reporting with respect to its Torus segment in the second quarter of 2014 following the acquisition of Torus. The Company did not have an active underwriting business for the year ended December 31, 2012.

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the years ended December 31, 2014 and 2013 (losses incurred and paid are reflected net of reinsurance recoverables):

	Atrium		Torus
	Years Ended December 31,
	2014	2013	2014
Balance as at January 1	$215,392	$—	$—
Less: total reinsurance reserves recoverable	25,055	—	—

	190,337	—	—
Acquired on purchase of subsidiaries	—	200,374	464,682
Effect of exchange rate movement	(3,821)	1,286	(16,716)
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	74,094	19,303	229,488
Prior periods	(18,666)	—	(11,059)

Total net increase in ultimate losses and loss adjustment expense liabilities	55,428	19,303	218,429

Net losses paid:
Current period	(29,626)	(30,626)	(49,489)
Prior periods	(27,985)	—	(80,315)

Total net losses paid	(57,611)	(30,626)	(129,804)

Net balance as at December 31	184,333	190,337	536,591
Plus: total reinsurance reserves recoverable	28,278	25,055	325,209

Balance as at December 31	$212,611	$215,392	$861,800

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the Company’s Atrium and Torus segments for the year ended December 31, 2014 and the Company’s Atrium segment for December 31, 2013 was as follows:

	Years Ended December 31,
	2014						2013
	Atrium			Torus			Atrium
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$27,985	$29,626	$57,611	$80,315	$49,489	$129,804	$—	$30,626	$30,626
Net change in case and LAE reserves	(16,986)	14,302	(2,684)	24,208	13,396	37,604	—	(9,621)	(9,621)
Net change in IBNR reserves	(18,114)	29,671	11,557	(105,177)	164,047	58,870	—	(1,653)	(1,653)

(Reduction) increase in estimates of net ultimate losses	(7,115)	73,599	66,484	(654)	226,932	226,278	—	19,352	19,352
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(486)	495	9	(7,644)	2,556	(5,088)	—	(49)	(49)
Amortization of fair value adjustments	(11,065)	—	(11,065)	(2,761)	—	(2,761)	—	—	—

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(18,666)	$74,094	$55,428	$(11,059)	$229,488	$218,429	$—	$19,303	$19,303

9. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

The Company has entered into long duration contracts that subject the Company to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life and annuity benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. The Company establishes and reviews its life and annuity reserves regularly based upon cash flow projections. The Company establishes and maintains its life and annuity reinsurance reserves at a level that the Company estimates will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third party servicing obligations as they become payable. Refer to Note 2(i) — Significant Accounting Policies — Policy Benefits for Life and Annuity Contracts” for a description of the assumptions used and the process for establishing the Company’s assumptions and estimates.

Policy benefits for life and annuity contracts as at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Life	$344,215	$380,874
Annuities	938,121	963,323

	1,282,336	1,344,197
Fair value adjustments	(61,472)	(71,097)

	$1,220,864	$1,273,100

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, Atrium, Torus and life and annuities segments for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014		2013		2012
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Gross	$12,818	$45,684	$14,166	$124,262	$—	$—
Ceded	(2,546)	(14,516)	(4,933)	(11,651)	—	—

Net	$10,272	$31,168	$9,233	$112,611	$—	$—

Atrium
Gross	$154,248	$153,816	$35,524	$37,726	$—	$—
Ceded	(17,973)	(17,871)	(5,420)	(5,514)	—	—

Net	$136,275	$135,945	$30,104	$32,212	$—	$—

Torus
Gross	$512,219	$528,135	$—	$—	$—	$—
Ceded	(113,045)	(154,502)	—	—	—	—

Net	$399,174	$373,633	$—	$—	$—	$—

Life and annuities
Life	$104,233	$105,704	$63,856	$94,984	$3,511	$3,511

Total	$649,954	$646,450	$103,193	$239,807	$3,511	$3,511

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets as at December 31, 2014 and 2013:

2014	Goodwill	Intangible assets with a definite life-Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life-FVA
Balance as at January 1, 2014	$60,071	$27,000	$63,000	$150,071	$223,947
Acquired during the year	13,000	20,000	24,031	57,031	(65,000)
Intangible assets amortization	—	(5,952)	—	(5,952)	148

Balance as at December 31, 2014	$73,071	$41,048	$87,031	$201,150	$159,095

2013	Goodwill	Intangible assets with a definite life-Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life-FVA
Balance as at January 1, 2013	$21,222	$—	$—	$21,222	$211,507
Acquired during the year	38,849	27,000	63,000	128,849	33,623
Intangible assets amortization	—	—	—	—	(21,183)

Balance as at December 31, 2013	$60,071	$27,000	$63,000	$150,071	$223,947

Intangible assets with a definite life include:

(i)

Fair value adjustments (“FVA”) related to outstanding losses and loss adjustment expenses, policy benefits for life and annuity contracts, unearned premiums and reinsurance recoverables. These are included as a component of each balance sheet item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts, over the estimated payout or recovery period for outstanding losses and loss adjustment expenses and reinsurance recoverables and as the unearned premiums expire for business in-force as of the acquisition date; and

(ii)

Other intangible assets include the distribution channel, Lloyd’s capacity, technology and brand related to the Company’s acquisitions of Atrium and Torus. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years.

Intangible asset amortization for the years ended December 31, 2014, 2013 and 2012 was $5.8 million, $21.2 million and $22.6 million, respectively.

Intangible assets with an indefinite life include assets associated with the Lloyd’s syndicate capacity for Torus and Atrium, Torus’ U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at December 31, 2014 and 2013 were as follows:

	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expense liabilities	$449,986	$(299,413)	$150,573	$500,485	$(282,178)	$218,307
Reinsurance balances recoverable	(193,617)	140,667	(52,950)	(179,116)	113,659	(65,457)
Policy benefits for life and annuity contracts	86,332	(24,860)	61,472	86,332	(15,235)	71,097

Total	$342,701	$(183,606)	$159,095	$407,701	$(183,754)	$223,947

Other:
Distribution channel	$20,000	$(1,444)	$18,556	$20,000	$—	$20,000
Technology	15,000	(3,125)	11,875	—	—	—
Brand	12,000	(1,383)	10,617	7,000	—	7,000

Total	$47,000	$(5,952)	$41,048	$27,000	$—	$27,000

Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$32,900	$—	$32,900
Licenses	19,900	—	19,900	—	—	—
Management contract	30,100	—	30,100	30,100	—	30,100

Total	$87,031	$—	$87,031	$63,000	$—	$63,000

At December 31, 2014, the allocation of the goodwill to the Company’s non-life run-off, Atrium and Torus segments was $21.2 million, $38.9 million and $13.0 million, respectively, as compared to $21.2 million, $38.9 million and $nil as at December 31, 2013. For the year ended December 31, 2014, the Company completed its assessment for impairment of goodwill and concluded that there had been no impairment of its carried goodwill amount.

The estimated amortization expense for each of the five succeeding fiscal years related to the Company’s intangible assets with a definite life is as follows:

Year	Non-life Run-off	Atrium	Torus	Life and Annuities	Total
2015	$3,202	$(5,038)	$2,864	$8,664	$9,692
2016	4,641	(3,135)	2,807	7,676	11,989
2017	7,514	(1,110)	3,155	7,144	16,703
2018	7,574	57	790	6,384	14,805
2019	7,686	754	191	6,156	14,787

Total	$30,617	$(8,472)	$9,807	$36,024	$67,976

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. LOANS PAYABLE

The Company’s long-term debt consists of loan facilities used to partially finance certain of the Company’s acquisitions or significant new business transactions and its Revolving Credit Facility (the “EGL Revolving Credit Facility”), which can be used for permitted acquisitions and general corporate purposes. The EGL Revolving Credit Facility replaced the Company’s prior revolving credit facility on September 16, 2014.

The Company had a term facility related to the 2011 acquisition of Clarendon National Insurance Company (the “Clarendon Facility”), and a term facility related to the 2013 acquisition of SeaBright (the “SeaBright Facility”), which have been fully repaid as discussed below. The Company has a term facility related to the 2015 acquisition of Companion (the “Companion Facility”).

For the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense of $12.9 million, $12.4 million and $8.4 million, respectively, on its loan facilities. All of the Company’s currently outstanding loan facilities are floating rate loans, and the fair values of these loans approximate their book values.

Amounts of loans payable outstanding, and accrued interest, as of December 31, 2014 and 2013 total $320.0 million and $452.4 million, respectively, and comprise:

Facility	Date of Facility	Facility Term	December 31, 2014	December 31, 2013
EGL Revolving Credit Facility	September 16, 2014	5 Years	$319,550	$—
Prior EGL Revolving Credit Facility	July 8, 2013	5 Years	—	258,800
Companion Facility	December 24, 2014	4 Years	—	—
SeaBright Facility	December 21, 2012	3 Years	—	111,000
Clarendon Facility	July 12, 2011	4 Years	—	78,995

Total long-term bank debt			319,550	448,795
Accrued interest			491	3,651

Total loans payable			$320,041	$452,446

Companion Facility

On December 24, 2014, Sussex, an indirect, wholly-owned subsidiary of the Company, as borrower and guarantor, entered into the Companion Facility with NAB and Barclays (the “Lenders”). The Companion Facility provides for a four-year term loan facility pursuant to which Sussex was permitted to borrow up to an aggregate of $109.0 million to fund 50% of the consideration payable for the acquisition of Companion. Sussex fully drew down on the Companion Facility and completed the acquisition of Companion on January 27, 2015.

The Companion Facility is secured by a first priority security interest in all of the assets of Sussex, including the capital stock of Companion, and by a first priority security interest in the stock of Sussex. Interest is payable at the end of each interest period chosen by Sussex, or, at the latest, each six months. The interest rate is LIBOR plus 2.75%.

The Companion Facility imposes various financial and business covenants on Sussex including limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the existence of any event of default (as specified in the Companion Facility), the lenders may declare all or a portion of outstanding amounts immediately due and payable, declare all or a portion of borrowed amounts payable upon demand, or proceed against the security. During the existence of any payment default, the interest rate would be increased by 1.0%. The Companion Facility terminates and all amounts borrowed must be repaid on December 24, 2018.

EGL Revolving Credit Facility

On September 16, 2014, the Company and certain of its subsidiaries, as borrowers and as guarantors, entered into the EGL Revolving Credit Facility Agreement with NAB, Barclays and Royal Bank of Canada (“RBC”), as mandated lead arrangers and original lenders, and NAB as agent (the “Credit Agreement”).

The Credit Agreement provides for an unsecured five-year revolving credit facility (expiring in September 2019) pursuant to which the Company is permitted to borrow up to an aggregate of $500 million, which is available to fund permitted acquisitions and for general corporate purposes. The Credit Agreement replaces and refinances the Company’s Prior Credit Agreement (as defined below). The Company’s ability to draw on the EGL Revolving Credit Facility is subject to customary conditions.

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

The Credit Agreement refinances and replaces, in its entirety, the Company’s Revolving Credit Facility Agreement, originally dated June 14, 2011, as amended from time to time, and as amended and restated pursuant to the Restatement Agreement, dated July 8, 2013, among the Company and certain of its subsidiaries, NAB and Barclays, as mandated lead arrangers, NAB, Barclays and RBC, as original lenders, and NAB as agent (the “Prior Credit Agreement”). The Prior Credit Agreement had permitted the Company to borrow up to an aggregate of $375 million on a secured basis over a five-year term (the “Prior EGL Revolving Credit Facility”). Effective September 16, 2014 and concurrent with its entry into the Credit Agreement, the Company terminated the Prior Credit Agreement. Outstanding borrowings under the Prior EGL Revolving Credit Facility totaled $319.6 million and were refinanced on September 16, 2014 with borrowings pursuant to the EGL Revolving Credit Facility.

The Company was in compliance with all covenants under the Prior Credit Agreement and no material early termination fees were incurred in connection with the termination.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014, the unused portion of the EGL Revolving Credit Facility was approximately $180.5 million. As of December 31, 2014, all of the covenants relating to the EGL Revolving Credit Facility were met.

Restated EGL Revolving Credit Facility

On February 27, 2015, the Credit Agreement was amended and restated (the “Restated EGL Revolving Credit Facility”) in order to: (i) increase the amount the Company is permitted to borrow to $665.0 million, (ii) add Lloyd’s Bank plc as a Lender, and (iii) reallocate the capacity provided among the four Lenders into equal shares.

Clarendon Facility

On September 30, 2014, the Company fully repaid the remaining $66.0 million of outstanding principal and accrued interest on the Clarendon Facility out of the proceeds of distributions from Clarendon. The Company had previously repaid $13.0 million of the outstanding principal on the Clarendon Facility on March 17, 2014. All security pursuant to the Clarendon Facility was released in connection with the full repayment of the facility.

SeaBright Facility

On June 25, 2014, the Company fully repaid the remaining $89.0 million of outstanding principal and accrued interest on the SeaBright Facility out of the proceeds of distributions from SeaBright. The Company had previously repaid $22.0 million of the outstanding principal on the SeaBright Facility on March 31, 2014. All security pursuant to the SeaBright Facility was released in connection with the full repayment of the facility.

13. REDEEMABLE NONCONTROLLING INTEREST

Redeemable noncontrolling interest (“RNCI”) comprises the ownership interest held by Trident in both Bayshore and Northshore. As of December 31, 2014, Trident’s RNCI was as follows:

	As at December 31, 2014
	Bayshore	Northshore
Trident	39.32%	39.32%

Northshore owns 100% of Atrium and Arden and Bayshore owns 100% of Torus. The RNCI is classified outside of permanent shareholders’ equity on the Company’s consolidated balance sheets due to the redemption rights held. The Company recognizes changes in the redemption value of the RNCI in Bayshore’s and Northshore’s earnings as if the balance sheet date were also the redemption date. As at December 31, 2014 and 2013, there were no adjustments recorded through retained earnings as the redemption value of Trident’s interests approximated their carrying values.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 30, 2014, Trident contributed $260.8 million to Bayshore in relation to its 40% share of both the purchase price of Torus and the transaction costs related to the acquisition. On May 8, 2014, Dowling purchased common shares of both Northshore and Bayshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million. The impact on Trident of the Dowling transaction was to reduce its RNCI in both Bayshore and Northshore from 40% to 39.32%.

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

A reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI is as follows:

Redeemable noncontrolling interest	2014	2013
Balance at beginning of year	$100,859	$—
Capital contributions	272,722	96,689
Net earnings attributable to RNCI	4,059	4,170
Accumulated other comprehensive income attributable to RNCI	(1,993)	—
Transfer of net loss from noncontrolling interest	(1,028)	—

Balance at end of year	$374,619	$100,859

14. SHARE CAPITAL

As at December 31, 2014 and 2013, the authorized share capital was 111,000,000 ordinary shares (“Voting Ordinary Shares”) and non-voting convertible ordinary shares (“Non-Voting Ordinary Shares”), each par value $1.00 per share, and 45,000,000 preference shares of par value $1.00 per share. Each Voting Ordinary Share entitles the holder thereof to one vote. In accordance with the Company’s bye-laws, however, any U.S. shareholder or direct foreign shareholder group whose shares constitute 9.5% or more of the voting power of the Voting Ordinary Shares would be entitled to less than one vote for each Voting Ordinary Share held by them.

Issued and fully paid Voting Ordinary Shares of par value $1.00 each:

	2014	2013
Balance, beginning of year	$13,803	$13,752
Issue of shares	1,915	6
Share awards granted/vested	43	45

Balance, end of year	$15,761	$13,803

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Issued and fully paid non-voting convertible ordinary shares of par value $1.00 each:

	2014	2013
Series A—Balance, beginning and end of year	$2,973	$2,973

	2014	2013
Series C—Balance, beginning and end of year	$2,726	$2,726

	2014	2013
Series E:
Balance, beginning of year	$—	$—
Issue of shares	714	—

Balance, end of year	$714	$—

As of December 31, 2014, the Series A Non-Voting Ordinary Shares were held in treasury and the Series C and E shares were issued and outstanding. The Series C shares were issued to affiliates of Goldman, Sachs & Co. (“Goldman Sachs”) during 2011. In the Goldman Sachs transaction, the Company created Series B and Series D Non-Voting Ordinary Shares, but no shares in these series are issued and outstanding.

In connection with the agreement to acquire Torus, on July 8, 2013, the Company’s Board of Directors created 4,000,000 shares of Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value $1.00 per share (the “Non-Voting Preferred Shares”), from the authorized and unissued preference shares. On completion of the Torus acquisition on April 1, 2014, the Company issued in total 1,501,211 Voting Ordinary Shares and 714,015 Non-Voting Preferred Shares to First Reserve and 397,115 Voting Ordinary Shares to Corsair.

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

may only vote on matters as required under Bermuda law, and if required to vote under Bermuda law in connection with any merger, consolidation or amalgamation of the Company, would have aggregate voting power not to exceed 0.01% of the aggregate voting power of the Company’s issued share capital; and

•	require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner.

15. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$213,749	$208,604	$168,017
Weighted average ordinary shares outstanding — basic	18,409,069	16,523,369	16,441,461

Net earnings per ordinary share attributable to Enstar Group Limited — basic	$11.61	$12.62	$10.22

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$213,749	$208,604	$168,017
Weighted average ordinary shares outstanding — basic	18,409,069	16,523,369	16,441,461
Share equivalents:
Unvested shares	57,184	117,850	162,454
Restricted share units	15,986	18,056	19,478
Warrants	58,957	44,167	—
Preferred shares	136,934	—	—
Options	—	—	14,628

Weighted average ordinary shares outstanding — diluted	18,678,130	16,703,442	16,638,021

Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$11.44	$12.49	$10.10

16. EMPLOYEE BENEFITS

Summary

Components of salaries and benefits are summarized as follows:

	2014	2013	2012
Salaries and benefits	$154,638	$83,563	$63,689
Defined contribution pension plan expense	9,217	6,023	4,240
2006 equity incentive plan	10,885	2,923	2,894
2011-2015 annual incentive compensation program	36,482	32,107	29,650

Total salaries and benefits	$211,222	$124,616	$100,473

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Equity Incentive Plan

The employee share awards for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014		2013		2012
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested — January 1	115,159	$15,997	160,644	$17,989	203,930	$20,026
Granted	34,606	4,646	4,959	557	5,633	472
Vested	(48,584)	6,462	(50,444)	5,855	(48,919)	4,736

Nonvested — December 31	101,181	$15,470	115,159	$15,997	160,644	$17,989

The total unrecognized compensation cost related to the Company’s non-vested share awards under the 2006 Equity Incentive Plan (the “Equity Plan”) as at December 31, 2014, 2013 and 2012 was $4.6 million, $4.7 million and $7.6 million, respectively. This cost is expected to be recognized over the next 1.6 years, which is the weighted average contractual life of the awards. Compensation costs of $3.9 million, $2.9 million and $2.8 million relating to these share awards were recognized in the Company’s statement of earnings for the years ended December 31, 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013 and 2012, 28,575, nil and 191 shares, respectively, were awarded to non-executive officer employees under the Equity Plan.

Cash-Settled Stock Appreciation Rights

During the year ended December 31, 2014, the Company granted cash-settled stock appreciation right awards (“SARs”) under the Equity Plan. SARs give the holder the right, upon exercise, to receive in cash the difference between the market price per share of the Company’s ordinary shares at the time of exercise and the exercise price of the SARs. The exercise price of the SAR is equal to the market price of the Company’s ordinary shares on the date of the grant. Vested SARs are exercisable for periods not to exceed either 4 or 10 years from the date of grant.

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

As at December 31, 2014, the Company has 1,068,001 SARs outstanding to certain employees pursuant to the terms of the Equity Plan and has recorded in salaries and benefits, for the year ended December 31, 2014, compensation expense of $7.0 million in respect of the awards. The Company did not grant any SARs during the years ended December 31, 2013 or 2012.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at December 31, 2014:

As at December 31, 2014
Weighted average fair value per SAR	$37.63
Weighted average volatility	21.24
Weighted average risk-free interest rate	0.81%
Dividend yield	0

The following table summarizes the SARs activity:

	2014
	Number of SARs	Weighted Average Exercise Price of SARs	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	—
Granted	1,104,401
Forfeited	(36,400)

Balance, end of year	1,068,001	$140.53	2.39	$13,199

(1)

The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of the Company’s ordinary shares of $152.89 on December 31, 2014.

2011-2015 Annual Incentive Compensation Program

The accrued expense relating to the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program for the years ended December 31, 2014, 2013 and 2012 was $36.5 million, $32.1 million and $29.6 million, respectively.

Enstar Group Limited Employee Share Purchase Plan

For the years ended December 31, 2014, 2013 and 2012, compensation costs for each year of $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“Share Plan”) were recognized in the Company’s statement of earnings. For the years ended December 31, 2014, 2013 and 2012, 6,031, 4,959 and 5,442 shares, respectively, have been issued to employees under the Share Plan.

Northshore Incentive Plans

During 2014, Northshore implemented long-term incentive plans that awarded time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years, although certain awards began vesting in 2014. These share awards have been classified by the Company as liability awards.

For the year ended December 31, 2014, compensation costs of $5.2 million relating to the long-term incentive plans were recorded as part of salaries and benefits within the Company’s consolidated statement of earnings.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the years ended December 31, 2014, 2013 and 2012, 3,716, 3,566 and 3,029 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”). The Company recorded expenses related to the restricted share units for the years ended December 31, 2014, 2013 and 2012 of $0.5 million, $0.5 million and $0.3 million, respectively.

Following the decisions not to stand for relection of Whit Armstrong and Charles T. Akre, Jr. from the Board of Directors, 11,749 restricted share units previously credited to their accounts under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on July 1, 2014, with fractional shares paid in cash. Also on July 1, 2014, 14,922 restricted stock units previously credited to Mr. Armstrong’s account under a deferred compensation plan assumed in the Company’s merger with Enstar USA, Inc., now a wholly-owned subsidiary of the Company, were converted into the same number of the Company’s ordinary shares.

In addition, with the resignation of Kenneth J. LeStrange from the Board of Directors, 1,560 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on January 2, 2015, with fractional shares paid in cash.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the Providence Washington transaction in 2010 (the “PWAC Plan”), are structured as defined contribution plans.

Pension expense for the years ended December 31, 2014, 2013 and 2012 were $9.2 million, $6.0 million and $4.5 million, respectively. The increase for 2014 over the same periods in 2013 and 2012 was attributable to the increase in employee headcount (and associated additional defined contribution plan expense) as a result of the April 2014 acquisition of Torus and the November 2013 acquisition of Atrium.

The Company recorded pension expense relating to the PWAC Plan of $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, an actuarial review was performed on the PWAC plan, which determined that the PWAC Plan’s unfunded liability, as at December 31, 2014, was $12.6 million as compared to $7.8 million as at December 31, 2013. As at December 31, 2014, PW Acquisition Company had an accrued liability of $12.6 million for the unfunded PWAC Plan liability.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. TAXATION

Earnings before income taxes includes the following components:

	2014	2013	2012
Domestic (Bermuda)	$154,453	$193,063	$30,839
Foreign	83,925	66,378	204,970

Total	$238,378	$259,441	$235,809

Tax expense for income taxes is comprised of:

	2014	2013	2012
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	39,455	30,787	34,704

	39,455	30,787	34,704

Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(28,313)	4,832	9,586

	(28,313)	4,832	9,586

Total tax expense	$11,142	$35,619	$44,290

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

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2014	2013	2012
Earnings before income tax	$238,378	$259,441	$235,809

Expected tax rate	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	12.3%	5.1%	20.8%
Change in uncertain tax positions	(0.9)%	(1.0)%	0.1%
Benefit of loss carryovers	(1.2)%	—%	—%
Change in valuation allowance	(12.6)%	7.2%	(3.0)%
Investment write-off	2.3%	—%	—%
Foreign currency translation	0.8%	(0.3)%	(1.5)%
Other	4.0%	2.7%	2.7%

Effective tax rate	4.7%	13.7%	18.8%

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes arise from the recognition of temporary differences between income determined for financial reporting purposes and income tax purposes. The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented in the table below:

	As of December 31,
	2014	2013
Deferred tax assets
Benefit of losses, deductions, and other carryforwards	$261,514	$187,377
Claims reserves, principally due to discounting for tax	167,338	217,283
Unrecognized income	19,194	—
Allowance for doubtful accounts receivable	22,102	22,303
Other	25,855	—

	496,003	426,963

Deferred tax liabilities
Investments	(63,060)	(31,932)
Unrecognized income	—	(21,740)
Intangible assets from acquisition	(18,000)	(18,000)
Other	—	(5,424)

Net deferred tax asset before valuation allowance	414,943	349,867
Valuation allowance	(408,394)	(366,650)

Net deferred tax asset (liability)	$6,549	$(16,783)

As of December 31, 2014 and 2013, U.K. insurance subsidiaries and branch operations had tax loss carryforwards, which do not expire, and deductions available for tax purposes of approximately $284.2 million and $357.4 million, respectively. Certain of the Company’s U.K. insurance and reinsurance subsidiaries have tax loss carryforwards that arose prior to acquisition. Under U.K. tax law, these tax loss carryforwards are available to offset future taxable income generated by the acquired company without time limit.

As of December 31, 2014 and 2013, U.S. subsidiaries had deductible losses for tax purposes of approximately $370.7 million and $315.0 million, respectively. Under U.S. tax law, these tax losses can be carried forward and could be available to offset future taxable income of the companies that experienced the losses.

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had unrecognized tax benefits of $nil, $2.2 million and $5.8 million relating to uncertain tax positions as of December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, there were certain reductions to unrecognized tax benefits due to the expiration of statutes of limitations of $2.2 million, $0.3 million and $nil, respectively, which were included in net earnings.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance, beginning of year	$2,249	$5,821	$5,621
Gross increases — tax positions related to prior years	—	114	221
Gross decreases — tax positions related to prior years	—	(3,346)	(12)
Lapse of statute of limitations	(2,249)	(340)	(9)

Balance, end of year	$—	$2,249	$5,821

Included in the balances at December 31, 2014, 2013 and 2012 were $nil, $1.5 million and $4.4 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $nil, $0.2 million and $nil, respectively. The Company had approximately $nil, $0.7 million and $1.5 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2014, 2013 and 2012, respectively.

The Company’s operating subsidiaries in specific countries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, the Company’s major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2011, 2011 and 2008, respectively.

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

18. RELATED PARTY TRANSACTIONS

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has entered into certain agreements with Trident with respect to Trident’s co-investments in Atrium, Arden, and Torus. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) the Company’s right to redeem Trident’s equity interest in the Atrium/Arden and Torus transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and Torus closings, respectively, and at any time following the seventh anniversary of the Arden and Torus closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and Torus transactions redeemed by the Company at fair market value (which the Company may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and Torus closing, respectively. As of December 31, 2014, the Company has included $374.6 million as redeemable non-controlling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of Torus and the holding companies established in connection with the Atrium/Arden and Torus co-investment transactions.

As at December 31, 2014, the Company has investments in four funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point Capital LLC. The fair value of the investments in the four funds was $202.6 million as of December 31, 2014 (December 31, 2013: two funds with a fair value $87.7 million), while the fair value of the Company’s investment in the registered investment company was $25.6 million and $nil as at December 31, 2014 and 2013, respectively. Subsequent to December 31, 2014, the Company made a commitment to invest up to an additional $40.0 million in one of these funds. For the year ended December 31, 2014 and 2013, the Company recognized $(0.7) million and $3.8 million respectively, in net realized and unrealized losses and gains in respect of these investments.

The Company also has separate accounts managed by Eagle Point Credit Management, which is an affiliate of entities owned by Trident, with respect to which the Company incurred approximately $0.1 million and $0.3 million in management fees for the year ended December 31, 2014 and 2013, respectively.

In addition, the Company has invested in two funds managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of the Company’s investments in Sound Point Capital funds was $39.9 million as of December 31, 2014 (December 31, 2013: one fund with a fair value of $21.6 million). For the twelve months ended December 31, 2014 and 2013, the Company has recognized $0.8 million and $1.2 million, respectively, in net realized and unrealized gains in respect of Sound Point Capital investments.

Goldman Sachs & Co.

Affiliates of Goldman Sachs own approximately 4.2% of the Company’s Voting Ordinary Shares and 100% of the Company’s Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of December 31, 2014, the Company had investments in two funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $36.3 million (December 31, 2013: one fund with a value of $3.2 million). During the twelve months ended December 31, 2014, the Company invested £12.5 million (approximately $20.7 million) in indirect non-voting interests of two companies affiliated with Hastings Insurance Group Limited. The investment had a fair value of $25.1 million as at December 31, 2014. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs, with respect to which the Company incurred

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $0.3 million in management fees for the year ended December 31, 2014. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which the Company has invested. For the year ended December 31, 2014 and 2013, the Company recognized $7.0 million and $0.3 million, respectively, in net realized and unrealized gains in respect of the Goldman Sachs-affiliated investments.

During 2015, a Goldman Sachs affiliate began providing investment management services to one of the Company’s subsidiaries pursuant to an arms-length agreement reflecting customary terms and conditions.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at December 31, 2014 and 2013, the Company’s total reinsurance recoverable from GAFG entities amounted to $230.5 million and $340.8 million, respectively. As at December 31, 2014 and 2013, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $175.2 million and $256.1 million, respectively, represented 10% or more of the Company’s total non-life run-off reinsurance balances recoverable. The $175.2 million and $256.1 million recoverable from that GAFG entity at December 31, 2014 and 2013, respectively, was secured by a trust fund. The balance of $55.3 million and $84.7 million as at December 31, 2014 and 2013, respectively, was recoverable from GAFG entities rated A- and higher.

19. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS

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

As at December 31, 2014, the amount of consolidated retained earnings of the Company that was free of restrictions and therefore potentially available to be distributed to the Company’s ordinary shareholders was $1,395.2 million (2013: $1,181.5 million). This amount is held primarily within our insurance and reinsurance subsidiaries and represents retained earnings held in those companies in excess of their minimum regulatory requirements. Although these amounts are in excess of statutory minimums, regulators may nonetheless further restrict distributions, and therefore actual amounts available for distribution to shareholders are likely to be significantly less. In addition, the Company does not intend to pay dividends on its ordinary shares, as it intends instead to reinvest any distributions from its subsidiaries back into the Company, primarily as a means to fund future acquisitions.

Statutory Requirements

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

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The statutory capital and surplus amounts for the years ended December 31, 2014 and 2013 and statutory net income (loss) amounts for the years ended December 31, 2014, 2013 and 2012 for the Company’s insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Europe were as follows:

	Statutory Capital and Surplus
	Minimum Required		Actual		Statutory Income (Loss)
	2014	2013	2014	2013	2014	2013	2012
Bermuda	$315,870	$109,010	$1,509,433	$833,263	$41,750	$103,852	$98,247
U.K.	$76,475	$83,410	$519,227	$592,992	$107,030	$76,685	$64,015
Australia	$63,174	$65,894	$68,840	$99,174	$6,271	$19,131	$4,651
U.S.	$154,732	$138,331	$822,336	$879,947	$91,576	$4,725	$(42,109)
Europe	$29,946	$12,965	$182,573	$142,216	$11,959	$11,035	$7,578

The Company’s insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the United Kingdom, Australia, the United States and Europe. Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.

Bermuda

The Company’s Bermuda-based insurance and reinsurance subsidiaries are registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”). The Insurance Act requires that the Company’s Bermuda-based insurance and reinsurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and loss adjustment expenses or premiums or pursuant to a risk-based capital measure. The Company’s Bermuda subsidiary, Torus Insurance (Bermuda) Limited (“TIBL”), is required to maintain a minimum statutory capital and surplus (its Enhanced Capital Requirement or “ECR”) equal to the greater of a minimum solvency margin and its Bermuda Solvency Capital Requirement (“BSCR”). TIBL’s BSCR is calculated based on a standard risk-based capital model developed by the Bermuda Monetary Authority. As at December 31, 2014, TIBL’s minimum solvency margin was greater than its BSCR.

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

As of December 31, 2014 and 2013, each of the Company’s Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $1.19 billion as of December 31, 2014 (2013: $724.3 million) and exceeded minimum liquidity requirements by $928.5 million as of December 31, 2014 (2013: $459.1 million).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Kingdom

The Company’s U.K. based insurance subsidiaries are regulated by the U.K. Prudential Regulatory Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”), which together replaced the Financial Services Authority effective April 1, 2013 (the PRA and FCA collectively, the “U.K. Regulator”).

The Company’s U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2014 and 2013, all of the Company’s U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements (or received a waiver from the U.K. Regulator from the requirement to remedy any shortfall) and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $442.8 million and $509.6 million as of December 31, 2014 and 2013, respectively.

In addition, the U.K. Regulator’s Individual Capital Adequacy Standards framework (“ICAS framework”), requires insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment amount (“ICA amount”), which is the company’s internal calculation of its capital requirements under the ICAS framework. For companies in run-off, the U.K. Regulator typically requires specific loadings to be applied to a company’s ICA (as stipulated by the U.K. Regulator) in order to calculate a company’s Individual Capital Guidance (ICG), which represents the amount of capital a company is required to hold. This is intended to ensure a company holds sufficient capital such that there is no material risk that its liabilities cannot be met as they fall due. In 2009, the European Parliament approved the Solvency II framework directive. Solvency II is expected to take effect in January 2016 although our U.K. subsidiaries have been preparing for compliance in advance of that date. Solvency II will set out new, strengthened EU-wide requirements on capital adequacy and risk management for insurers with the aim of increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of EU insurers.

The U.K. Regulator’s rules require the Company’s U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. The U.K. Regulator uses the ICG and the estimated capital requirement for Solvency II purposes when assessing requests to make distributions and therefore dividends approved by the U.K. Regulator will often significantly differ from any surplus capital above the entity’s minimum capital resources requirements.

Lloyd’s

As of December 31, 2014, the Company participated in the Lloyd’s market through its interests in: (i) Atrium Underwriting Group, which manages Syndicate 609 and provides approximately one quarter of the syndicate’s capital; (ii) Shelbourne, which consists of an approved Lloyd’s managing agent, a corporate member and Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC and other legacy or discontinued business type transactions with other Lloyd’s syndicates; and (iii) Torus’ Syndicate 1301 and Torus Underwriting Management Limited (the Lloyd’s managing agent for this syndicate). The Lloyd’s market is currently in the Solvency II internal model application process under Lloyd’s supervision. The Company’s Lloyd’s operations will therefore be required to meet Solvency II standards when they come into effect.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the ICA. The amount of the Funds at Lloyd’s is assessed annually and is determined by Lloyd’s in accordance with the capital adequacy rules established by the U.K. Regulator. In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by Syndicate 2008. RITC is generally put in place after the third year of operations of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members.

As at December 31, 2014, the Company’s total capital commitment to its Lloyd’s Syndicates was £250.7 million (approximately $390.6 million). The capital commitment was financed from available cash on hand of $310.6 million and a letter of credit facility of $80.0 million.

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

An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends. The Company’s insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend. As of December 31, 2014 and 2013, the Company’s Australian-based insurance subsidiary exceeded the required 99.5% level of sufficiency by $5.7 million and $33.3 million, respectively.

United States

The Company’s U.S. non-life run-off and active underwriting insurance and reinsurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, licensed and/or eligible to conduct business. These laws restrict the amount of dividends the subsidiaries can pay to the Company. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states or states in which any of the insurance or reinsurance subsidiaries are domiciled. Generally, prior regulatory approval must be obtained before an insurer may pay a dividend or make a distribution above a specified level.

The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on a statutory basis prescribed or permitted by such authorities. Statutory accounting principles differ from U.S. GAAP in the treatment of various items, including treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. For all of the Company’s U.S. insurance and reinsurance subsidiaries, with the exception of one subsidiary which has a permitted accounting practice to treat an adverse development cover reinsurance agreement as prospective reinsurance, there are no prescribed or

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permitted statutory accounting practices that differ significantly from the statutory accounting principles established by the National Association of Insurance Commissioners (“NAIC”). The U.S. insurance and reinsurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules.

As of December 31, 2014, all of the Company’s U.S. non-life insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital, with the exception of one subsidiary that was acquired while under supervision. On an aggregate basis, the Company’s U.S. non-life insurance and reinsurance subsidiaries (excluding the subsidiary under supervision) exceeded their minimum levels of risk-based capital as of December 31, 2014 by $549.1 million (December 31, 2013: $642.7 million). The subsidiary under regulatory supervision was below its minimum required risk-based capital level by approximately $5.6 million as of December 31, 2013 but, as of December 31, 2014, exceeds its minimum level by approximately $10.8 million.

Europe

The Company’s Swiss insurance subsidiary, Harper Insurance Limited, is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations (“SST”) as stipulated by the Insurance Supervisory Act. As of December 31, 2014 and 2013, this subsidiary exceeded the Solvency I requirements by $119.2 million (2013: $118.1 million) and exceeded the SST requirements by $85.3 million (2013: $67.4 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.

The Company’s Liechtenstein insurance subsidiary (Torus Insurance (Europe) AG) is regulated by the Liechtenstein Financial Market Authority (“FMA”) pursuant to the Insurance Supervisory Act 1999. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I regulations, as stipulated by the Insurance Supervisory Act. As of December 31, 2014, this subsidiary exceeded the Solvency I requirements by $20.0 million. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. The solvency and capital requirements must continue to be met following any distribution.

Life and Annuities — United States/Canada

The Company’s life and annuities subsidiaries file financial statements with state insurance regulatory authorities and the NAIC in the United States and the Office of Superintendent of Financial Institutions (“OSFI”) in Canada (as a result of one of the Company’s subsidiaries having a Canadian branch operation). Such statements are prepared in accordance with Statutory Accounting Principles (“SAP”) prescribed or permitted by such authorities which may vary materially from U.S. GAAP. SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as other laws, regulations and administrative rules promulgated by the state insurance departments. SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP are that

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statutory financial statements do not reflect deferred acquisition costs, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the U.S. GAAP basis financial statements for comparable items.

The Company’s life and annuity companies are subject to certain Risk-Based Capital (“RBC”) requirements as specified by the NAIC and OSFI. RBC is used to evaluate the adequacy of capital and surplus maintained by the Company’s life and annuities companies in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk.

As of December 31, 2014 and 2013, the Company’s life and annuities subsidiaries exceeded their minimum RBC requirements by $107.6 million (2013: $104.5 million). These subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed “extraordinary” and require approval. As of December 31, 2014 and 2013, the maximum dividend payout which may be made without prior approval is $11.9 million (2013: $nil).

Life and Annuities — Europe

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

In addition, this subsidiary files audited regulatory returns with the Central Bank of Ireland. The returns are prepared in accordance with the European Communities (Life Assurance) Framework Regulations, 1994. The Company has exceeded the minimum required solvency margin as at December 31, 2014 and 2013 by $13.3 million and $11.0 million, respectively. The subsidiary cannot make any distributions without the prior approval of the Central Bank of Ireland, and any such payments must be paid within six months of the most recent actuarial investigation, the purpose of which is to ensure that the subsidiary’s insurance policyholders are not negatively affected.

Restricted net assets of consolidated subsidiaries

As at December 31, 2014, the total amount of net assets of the Company’s consolidated subsidiaries that were restricted was $1.23 billion (2013: $732.5 million).

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2014, the Company’s investments were held by 31 different custodians. These custodians are all large financial institutions that are highly regulated. These institutions have controls over their investment processes that are certified annually. The largest concentration of fixed maturities investments, by fair value, at a single custodian was $3.6 billion and $2.8 billion as of December 31, 2014 and 2013, respectively.

Leases

The Company leases office space under operating leases expiring in various years through 2019. The leases are renewable at the option of the lessee under certain circumstances. The following is a schedule of future minimum rental payments on non-cancellable leases as of December 31, 2014:

2015	$11,124
2016	9,697
2017	6,930
2018	6,217
2019	3,711
2020 and beyond	5,723

$43,402

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $10.2 million, $5.5 million and $3.9 million, respectively.

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments for the years ended December 31, 2014 and 2013:

December 31, 2014			December 31, 2013
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
$311,000	$211,115	$99,885	$291,000	$176,760	$114,240

Guarantees

As at December 31, 2014 and 2013, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $238.6 million and $228.5 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions and Significant New Business

As of December 31, 2014, the Company had entered into definitive agreements with respect to the purchase of Companion, which closed on January 27, 2015, and the Reciprocal of America loss portfolio transfer, which closed on January 15, 2015. On February 5, 2015, the Company entered into a definitive agreement with respect to the purchase of NSA, which is expected to close during the second quarter of 2015. The Companion and NSA acquisition agreements are described in Note 3 —“Acquisitions,” and the Reciprocal of America agreement is described in Note 4 — “Significant New Business.”

Legal Proceedings

The Company is, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. In addition to claims litigation, the Company may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. The Company does not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on its business, results of operations or financial condition. The Company anticipates that, similar to the rest of the insurance and reinsurance industry, it will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental and other claims.

21. SEGMENT INFORMATION

The Company monitors and reports its results of operations in four segments: non-life run-off, Atrium, Torus and life and annuities. These segments are described in Note 1 — “Description of Business.”

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

The Company’s total assets by segment were as follows (the elimination items include the elimination of intersegment assets, revenues and expenses):

	December 31, 2014	December 31, 2013
Total assets:
Non-life run-off	$5,936,187	$6,619,992
Atrium	598,037	585,176
Torus	2,876,734	—
Life and annuities	1,344,593	1,414,987
Less:
Eliminations	(818,666)	—

	$9,936,885	$8,620,155

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2014, 2013, 2012:

	December 31, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$31,168	$135,945	$373,633	$105,704	$—	$646,450
Fees and commission income	19,342	26,176	—	32	(12,471)	33,079
Net investment income	71,209	1,971	5,937	39,470	(1,218)	117,369
Net realized and unrealized gains (losses)	48,030	41	2,136	12,412	—	62,619

	169,749	164,133	381,706	157,618	(13,689)	859,517

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(264,711)	55,428	218,429	—	—	9,146
Life and annuity policy benefits	—	—	—	108,046	—	108,046
Acquisition costs	8,393	43,417	65,734	15,029	—	132,573
Salaries and benefits	127,776	20,142	55,846	7,458	—	211,222
General and administrative expenses	70,287	14,779	57,498	11,177	(12,471)	141,270
Interest expense	7,493	5,429	—	1,218	(1,218)	12,922
Net foreign exchange losses (gains)	8,015	(1,559)	945	(1,441)	—	5,960

	(42,747)	137,636	398,452	141,487	(13,689)	621,139

EARNINGS BEFORE INCOME TAXES	212,496	26,497	(16,746)	16,131	—	238,378
INCOME TAXES	622	(5,092)	(1,130)	(5,542)	—	(11,142)

NET EARNINGS	213,118	21,405	(17,876)	10,589	—	227,236
Less: Net earnings attributable to noncontrolling interest	(9,836)	(10,974)	7,323	—	—	(13,487)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$203,282	$10,431	$(10,553)	$10,589	$—	$213,749

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$112,611	$32,212	$—	$94,984	$—	$239,807
Fees and commission income	12,785	2,708	—	—	(2,676)	12,817
Net investment income	64,048	521	—	30,182	(1,456)	93,295
Net realized and unrealized gains (losses)	79,368	542	—	(9,259)	—	70,651

	268,812	35,983	—	115,907	(4,132)	416,570

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(182,975)	19,303	—	—	—	(163,672)
Life and annuity policy benefits	—	—	—	78,354	—	78,354
Acquisition costs	14,379	—	—	8,820	—	23,199
Salaries and benefits	117,141	2,676	—	4,799	—	124,616
General and administrative expenses	67,979	2,716	2,554	16,039	(2,676)	86,612
Interest expense	12,057	332	—	1,456	(1,456)	12,389
Net foreign exchange (gains) losses	(5,909)	1,364	18	158	—	(4,369)

	22,672	26,391	2,572	109,626	(4,132)	157,129

EARNINGS BEFORE INCOME TAXES	246,140	9,592	(2,572)	6,281	—	259,441
INCOME TAXES	(34,191)	(185)	—	(1,243)	—	(35,619)

NET EARNINGS	211,949	9,407	(2,572)	5,038	—	223,822
Less: Net earnings attributable to noncontrolling interest	(12,076)	(4,170)	1,028	—	—	(15,218)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$199,873	$5,237	$(1,544)	$5,038	$—	$208,604

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Non-life run-off	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$—	$3,511	$—	$3,511
Fees and commission income	9,283	—	(713)	8,570
Net investment income	76,813	947	—	77,760
Net realized and unrealized gains	71,730	1,882	—	73,612

	157,826	6,340	(713)	163,453

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(237,953)	—	—	(237,953)
Life and annuity policy benefits	—	(300)	—	(300)
Salaries and benefits	99,342	1,131	—	100,473
General and administrative expenses	55,731	1,574	(713)	56,592
Interest expense	8,426	—	—	8,426
Net foreign exchange losses (gains)	644	(238)	—	406

	(73,810)	2,167	(713)	(72,356)

EARNINGS BEFORE INCOME TAXES	231,636	4,173	—	235,809
INCOME TAXES	(44,266)	(24)	—	(44,290)

NET EARNINGS	187,370	4,149	—	191,519
Less: Net earnings attributable to noncontrolling interest	(23,502)	—	—	(23,502)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$163,868	$4,149	$—	$168,017

ENSTAR GROUP LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2014	2013	2014	2013	2014	2013	2014	2013
INCOME
Net premiums earned	$171,889	$73,876	$195,987	$58,674	$216,916	$75,596	$61,658	$31,661
Fees and commission income	11,771	5,012	6,801	2,398	7,509	2,960	6,998	2,447
Net investment income	31,388	23,071	27,984	25,009	33,649	27,252	24,348	17,963
Net realized and unrealized gains (losses)	7,971	31,440	(18,336)	37,010	38,411	(27,919)	34,573	30,120

	223,019	133,399	212,436	123,091	296,485	77,889	127,577	82,191

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(56,085)	(125,056)	17,533	(20,388)	59,749	(27,422)	(12,051)	9,161
Life and annuity policy benefits	4,309	20,970	26,549	31,095	50,379	25,562	26,809	741
Acquisition costs	55,419	5,050	36,261	6,149	27,732	9,632	13,161	2,387
Salaries and benefits	69,624	45,603	54,525	29,716	55,683	25,687	31,390	23,610
General and administrative expenses	40,804	19,538	41,039	29,126	37,177	20,002	22,250	17,946
Interest expense	2,352	3,593	3,307	3,270	3,529	3,091	3,734	2,435
Net foreign exchange (gains) losses	(1,476)	(375)	6,365	(673)	(525)	(8,403)	1,596	5,082

	114,947	(30,677)	185,579	78,295	233,724	48,149	86,889	61,362

EARNINGS BEFORE INCOME TAXES	108,072	164,076	26,857	44,796	62,761	29,740	40,688	20,829
INCOME TAXES	10,246	(21,893)	(5,660)	(1,340)	(8,452)	(4,542)	(7,276)	(7,844)

NET EARNINGS	118,318	142,183	21,197	43,456	54,309	25,198	33,412	12,985
Less: Net (earnings) loss attributable to noncontrolling interest	(12,378)	(4,722)	5,232	(3,469)	(2,516)	(6,001)	(3,825)	(1,026)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$105,940	$137,461	$26,429	$39,987	$51,793	$19,197	$29,587	$11,959

EARNINGS PER SHARE —BASIC:
Net earnings per ordinary share attributable to Enstar
Group Limited shareholders	$5.66	$8.32	$1.38	$2.42	$2.78	$1.16	$1.79	$0.72

EARNINGS PER SHARE — DILUTED:
Net earnings per ordinary share attributable to Enstar
Group Limited shareholders	$5.62	$8.23	$1.37	$2.39	$2.68	$1.15	$1.77	$0.72

SCHEDULE I

ENSTAR GROUP LIMITED

SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES

AS AT DECEMBER 31, 2014

(Expressed in thousands of U.S. Dollars)

Type of investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
Fixed maturity securities and short-term investments — Trading:
U.S. government and agency	$742,800	$744,660	$744,660
Non-U.S. government	375,748	368,945	368,945
Corporate	1,999,227	1,986,873	1,986,873
Municipal	25,452	25,607	25,607
Residential mortgage-backed	307,847	308,621	308,621
Commercial mortgage-backed	139,984	139,907	139,907
Asset-backed	389,529	388,194	388,194

Total	3,980,587	3,962,807	3,962,807

Fixed maturity securities — Held-to-maturity:
U.S. government and agency	20,257	20,559	20,257
Non-U.S. government	38,613	38,689	38,613
Corporate	754,363	767,124	754,363

Total	813,233	826,372	813,233

Fixed maturity securities and short-term investments — Available-for-sale
U.S. government and agency	24,167	24,342	24,342
Non-U.S. government	72,913	70,494	70,494
Corporate	101,745	101,056	101,056
Residential mortgage-backed	3,305	3,243	3,243
Asset-backed	41,980	41,976	41,976

Total	244,110	241,111	241,111

Equities(1)	—	124,497	150,130
Other investments(2)		532,994	836,868

Total		$5,687,781	$6,004,149

(1)

The difference in the amount of equities shown at fair value and the equities shown in the Company’s consolidated balance sheet relates to the fair value of $25.6 million as of December 31, 2014 for its investment in a registered investment company affiliated with entities owned by Trident. Refer to Note 18 of the notes to the consolidated financial statements.

(2)

The difference in the amount of other investments shown at fair value and the other investments shown in the Company’s consolidated balance sheet relates to the fair value of $303.9 million as of December 31, 2014 for its other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 18 of the notes to the consolidated financial statements.

SCHEDULE II

ENSTAR GROUP LIMITED

Condensed Financial Information of the Registrant

Balance Sheets — Parent Company Only

As of December 31, 2014 and 2013

	2014	2013
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$21,671	$27,989
Balances due from subsidiaries	432,312	363,113
Investments in subsidiaries	2,216,078	1,654,508
Accounts receivable and other assets	320	306

TOTAL ASSETS	$2,670,381	$2,045,916

LIABILITIES
Accounts payable and accrued liabilities	$5,797	$1,761
Loans payable	203,627	143,258
Balances due to subsidiaries	156,107	145,374

TOTAL LIABILITIES	365,531	290,393

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital
Authorized issued and fully paid, par value $1 each (Authorized 2014: 156,000,000; 2013: 156,000,000)
Ordinary shares (Issued 2014: 15,761,365; 2013: 13,802,706)	15,761	13,803
Non-voting convertible ordinary shares:
Series A (issued 2014: 2,972,892; 2013: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2014: 2,725,637 ; 2013: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2014: 714,015; 2013: nil)	714	—
Treasury stock at cost (Series A non-voting convertible ordinary shares 2014: 2,972,892; 2013: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,321,715	962,145
Accumulated other comprehensive income	(12,686)	13,978
Retained earnings	1,395,206	1,181,457

TOTAL SHAREHOLDERS’ EQUITY	2,304,850	1,755,523

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,670,381	$2,045,916

ENSTAR GROUP LIMITED

Condensed Financial Information of Registrant

Statement of Earnings — Parent Company Only

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands of U.S. dollars)
INCOME
Net investment income	$11,865	$8,561	$8,365
Dividend income from subsidiaries	21,952	27,118	92,450

	33,817	35,679	100,815

EXPENSES
Salaries and benefits	128	117	1,179
General and administrative expenses	43,113	15,747	3,816
Interest expense	8,201	10,475	11,505
Net foreign exchange losses (gains)	379	(1,696)	942

	51,821	24,643	17,442

(LOSS) EARNINGS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(18,004)	11,036	83,373
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	231,753	197,568	84,644

NET EARNINGS	$213,749	$208,604	$168,017

ENSTAR GROUP LIMITED

Condensed Financial Information of Registrant

Statements of Cash Flows — Parent Company Only

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows used in operating activities	$(88,970)	$(174,868)	$(26,926)

INVESTING ACTIVITIES:
Return of capital, net	21,902	(72,953)	100,516

FINANCING ACTIVITIES:
Repayment of loans	(9,250)	—	(64,102)
Receipt of loans	70,000	95,000	—

Net cash flows provided by (used in) financing activities	60,750	95,000	(64,102)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,318)	(152,821)	9,488
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,989	180,810	171,322

CASH AND CASH EQUIVALENTS, END OF YEAR	$21,671	$27,989	$180,810

SCHEDULE III

ENSTAR GROUP LIMITED

SUPPLEMENTARY INSURANCE INFORMATION

(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Other Benefits Payable	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2014
Non-life run-off	$—	$3,435,010	$197	$—	$31,168	$67,432	$(264,711)	$8,393	$213,571	$10,272
Atrium	16,520	212,611	61,030	—	135,945	1,971	55,428	43,417	38,791	136,275
Torus	45,186	861,800	406,706	—	373,633	9,714	218,429	65,734	114,289	399,174
Life and annuities	—	—	693	1,220,864	105,704	39,470	108,046	15,029	18,412	104,233
Eliminations	—	—	—	—	—	(1,218)	—	—	(13,689)	—

Total	$61,706	$4,509,421	$468,626	$1,220,864	$646,450	$117,369	$117,192	$132,573	$371,374	$649,954

2013
Non-life run-off	$—	$4,004,513	$1,199	$—	$112,611	$64,048	$(182,975)	$14,379	$191,268	$9,233
Atrium	16,744	215,392	65,804	—	32,212	521	19,303	—	9,660	30,104
Life and annuities	—	—	3,694	1,273,100	94,984	30,182	78,354	8,820	22,452	63,856
Eliminations	—	—	—	—	—	(1,456)	—	—	(4,132)	—

Total	$16,744	$4,219,905	$70,697	$1,273,100	$239,807	$93,295	$(85,318)	$23,199	$219,248	$103,193

2012
Non-life run-off	$—	$3,650,127	$—	$—	$—	$76,813	$(237,953)	$—	$164,143	$—
Life and annuities	—	—	—	11,027	3,511	947	(300)	—	2,467	3,511
Eliminations	—	—	—	—	—	—	—	—	(713)	—

Total	$—	$3,650,127	$—	$11,027	$3,511	$77,760	$(238,253)	$—	$165,897	$3,511

SCHEDULE IV

ENSTAR GROUP LIMITED

REINSURANCE

For the Years Ended December 31, 2014, 2013 and 2012

(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2014
Life reinsurance in force	$13,880,064	$3,348,634	$5,392,314	$15,923,744	33.9%

Premiums earned:
Property and casualty	703,281	(217,383)	54,848	540,746	10.1%
Life and annuities	89,880	(8,921)	24,745	105,704	23.4%

Total premiums earned	$793,161	$(226,304)	$79,593	$646,450

2013
Life reinsurance in force	$15,670,436	$3,824,429	$5,837,708	$17,683,715	33.0%

Premiums earned:
Property and casualty	134,402	(11,651)	22,072	144,823	15.2%
Life and annuities	87,531	(8,131)	15,584	94,984	16.4%

Total premiums earned	$221,933	$(19,782)	$37,656	$239,807

2012
Life reinsurance in force	$1,330,219	$1,191,886	$—	$138,333	0.0%

Premiums earned:
Property and casualty	—	—	—	—	0.0%
Life and annuities	5,421	(1,910)	—	3,511	0.0%

Total premiums earned	$5,421	$(1,910)	$—	$3,511

SCHEDULE VI

ENSTAR GROUP LIMITED

SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS

As at and for the years ended December 31, 2014, 2013 and 2012

(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Affiliation with Registrant						Current Year	Prior Year
Consolidated Subsidiaries
2014	$61,706	$4,509,421	$467,933	$540,746	$77,900	$327,817	$(318,671)	$598,717	$117,544	$355,892	$545,721
2013	16,744	4,219,905	67,003	144,823	63,113	93,442	(257,114)	401,496	23,199	200,928	39,337
2012	—	3,650,127	—	—	76,813	—	(237,953)	314,528	—	164,143	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management has performed an assessment, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992). Based upon that assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

In accordance with applicable SEC guidance, our management’s evaluation for internal control over financial reporting as of December 31, 2014 did not include an evaluation of the internal control over financial reporting of Torus Insurance Holdings Limited which represented 24.6% of our total assets and 25.0% of our total liabilities as of December 31, 2014. We are in the process of incorporating our controls and procedures into this business.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our independent registered public accounting firm as stated in its report. This report appears on page 242.

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

Changes in Internal Control Over Financial Reporting

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014. Based upon that evaluation, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited

We have audited Enstar Group Limited’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enstar Group Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enstar Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2014 Torus Insurance Holdings Limited and its subsidiaries, which were acquired on April 1, 2014. We have also excluded these acquired companies from our audit of internal control over financial reporting of Enstar Group Limited which represented 24.6% of the Company’s total assets and 25.0% of the Company’s total liabilities as of December 31, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedules I, II, III, IV and VI as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014. Our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG Audit Limited

Hamilton, Bermuda

March 2, 2015

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the definitive proxy statement for our 2015 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive proxy statement for our 2015 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the definitive proxy statement for our 2015 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the definitive proxy statement for our 2015 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the definitive proxy statement for our 2015 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2014 pursuant to Regulation 14A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2015.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ RICHARD J. HARRIS Richard J. Harris	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	Executive Vice President and Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ KENNETH W. MOORE Kenneth W. Moore	Director

/s/ SUMIT RAJPAL Sumit Rajpal	Director

Exhibit Index

Exhibit No.	Description
2.1¿

Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

2.2¿

Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Annex C to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

2.3¿

Agreement and Plan of Merger, dated as of August 27, 2012, among Enstar Group Limited, AML Acquisition, Corp. and SeaBright Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 28, 2012).

2.4¿

Stock Purchase Agreement, dated September 6, 2012, among Household Insurance Group Holding Company, Pavonia Holdings (US), Inc. and Enstar Group Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on November 8, 2012).

2.5¿

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

2.6

Deed of Variation, dated November 21, 2013, to the Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Alopuc Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Atrium Underwriting Group Limited.

2.7¿

Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Northshore Holdings Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Arden Reinsurance Company Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on August 9, 2013).

2.8¿

Amended and Restated Agreement and Plan of Amalgamation, dated March 11, 2014, by and among Enstar Group Limited, Veranda Holdings Ltd., Hudson Securityholders Representative LLC, and Torus Insurance Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form S-3ASR filed on April 29, 2014).

2.9¿

Stock Purchase Agreement, dated August 26, 2014, by and among Enstar Group Limited, Sussex Holdings, Inc. and Blue Cross and Blue Shield of South Carolina (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 2, 2014).

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).
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
10.3+

Amended and Restated Employment Agreement, effective May 1, 2007 and amended and restated June 4, 2007, by and between Enstar Group Limited and Dominic F. Silvester, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 19, 2012), and Letter Agreement (dated August 11, 2014) (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 10, 2014).

10.4+

Employment Agreement, effective May 1, 2007, by and between the Company and Paul J. O’Shea, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 25, 2012), and Letter Agreement (dated August 12, 2014) (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on November 10, 2014).

10.5+

Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Nicholas A. Packer, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 25, 2012), and Letter Agreement (dated August 11, 2014) (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on November 10, 2014).

10.6+

Employment Agreement, effective May 1, 2007, by and between Enstar Group Limited and Richard J. Harris, as amended by Letter Agreement (effective January 1, 2011), Letter Agreement (dated April 19, 2012), and Letter Agreement (dated August 11, 2014) (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on November 10, 2014).

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

10.9+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2014).
10.10+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2014).
10.11+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 10, 2014).

Exhibit No.	Description
10.12+

Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007) (file no. 001-33289).

10.13*+	Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015.
10.14+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 7, 2011).
10.15

Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 21, 2011).

10.16	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
10.17

Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 21, 2011).

10.18

Northshore Investors Agreement, dated July 3, 2013, by and among Kenmare Holdings Ltd. and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 9, 2013).

10.19

Subscription Letter Agreement, dated July 3, 2013, from Kenmare Holdings Ltd. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 9, 2013).

10.20

Subscription Letter Agreement, dated July 3, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Northshore Holdings Limited (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 9, 2013).

10.21

Northshore Shareholders’ Agreement, dated September 6, 2013, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 11, 2013).

10.22

Amended and Restated Northshore Shareholders’ Agreement, dated May 8, 2014, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 11, 2014).

10.23

Bayshore Investors Agreement, dated July 8, 2013, by and among Enstar Group Limited, Kenmare Holdings Ltd., and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 9, 2013).

10.24

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

Exhibit No.	Description
10.26

Bayshore Shareholders’ Agreement, dated April 1, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 4, 2014).

10.27

Amended and Restated Bayshore Shareholders’ Agreement, dated May 8, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2014).

10.28

Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2014).

10.29

Shareholder Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2014).

10.30

Revolving Credit Facility Agreement, dated September 16, 2014, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC and Royal Bank of Canada as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 16, 2014).

10.31*

Term Facility Agreement, dated December 24, 2014, among Sussex Holdings, Inc., National Australia Bank Limited and Barclays Bank PLC as Mandated Lead Arrangers, and National Australia Bank Limited as Agent.

10.32*+	Form of Non-Employee Director Restricted Stock Award Agreement.
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG Audit Limited.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
+	denotes management contract or compensatory arrangement
¿	certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request