Form 10-Q
period 2015-03-31
Enstar Group LTD
filed 2015-05-11
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 6, 2015, the registrant had outstanding 15,817,694 voting ordinary shares and 3,439,652 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$180,807	$130,516
Fixed maturities, trading, at fair value	4,671,075	3,832,291
Fixed maturities, held-to-maturity, at amortized cost	805,298	813,233
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015—$215,183; 2014—$244,110)	208,890	241,111
Equities, trading, at fair value	172,083	150,130
Other investments, at fair value	919,323	836,868

Total investments	6,957,476	6,004,149
Cash and cash equivalents	982,501	963,402
Restricted cash and cash equivalents	510,513	534,974
Accrued interest receivable	42,002	37,581
Accounts receivable	119,890	79,237
Premiums receivable	438,511	391,008
Income taxes recoverable	6,465	11,510
Deferred tax assets	51,577	50,506
Prepaid reinsurance premiums	160,208	114,197
Reinsurance balances recoverable	1,787,299	1,331,555
Funds held by reinsured companies	116,079	134,628
Deferred acquisition costs	97,347	61,706
Goodwill and intangible assets	199,809	201,150
Other assets	39,495	21,282

TOTAL ASSETS	$11,509,172	$9,936,885

LIABILITIES
Losses and loss adjustment expenses	$5,724,623	$4,509,421
Policy benefits for life and annuity contracts	1,210,214	1,220,864
Unearned premiums	592,172	468,626
Insurance and reinsurance balances payable	287,521	276,723
Accounts payable and accrued liabilities	168,690	126,721
Income taxes payable	18,961	22,450
Deferred tax liabilities	41,058	43,958
Loans payable	429,998	320,041
Other liabilities	103,535	50,642

TOTAL LIABILITIES	8,576,772	7,039,446

COMMITMENTS AND CONTINGENCIES REDEEMABLE NONCONTROLLING INTEREST	383,186	374,619

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2015: 156,000,000; 2014: 156,000,000)
Ordinary shares (issued and outstanding 2015: 15,811,196; 2014: 15,761,365)	15,811	15,761
Non-voting convertible ordinary shares:
Series A (issued 2015: 2,972,892; 2014: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2015: 2,725,637; 2014: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2015: 714,015; 2014: 714,015)	714	714
Treasury shares at cost (Series A non-voting convertible ordinary shares 2015: 2,972,892; 2014: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,323,482	1,321,715
Accumulated other comprehensive income	(30,025)	(12,686)
Retained earnings	1,440,053	1,395,206

Total Enstar Group Limited Shareholders’ Equity	2,334,175	2,304,850
Noncontrolling interest	215,039	217,970

TOTAL SHAREHOLDERS’ EQUITY	2,549,214	2,522,820

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$11,509,172	$9,936,885

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$198,906	$61,658
Fees and commission income	11,480	6,998
Net investment income	33,893	24,348
Net realized and unrealized gains	43,020	34,573

	287,299	127,577

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	70,136	(12,051)
Life and annuity policy benefits	22,847	26,809
Acquisition costs	34,550	13,161
Salaries and benefits	57,772	31,390
General and administrative expenses	38,826	22,250
Interest expense	4,003	3,734
Net foreign exchange (gains) losses	(5,071)	1,596

	223,063	86,889

EARNINGS BEFORE INCOME TAXES	64,236	40,688
INCOME TAXES	(10,744)	(7,276)

NET EARNINGS	53,492	33,412
Less: Net earnings attributable to noncontrolling interest	(8,645)	(3,825)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$44,847	$29,587

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.33	$1.79

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.32	$1.77

Weighted average ordinary shares outstanding—basic	19,237,461	16,564,083
Weighted average ordinary shares outstanding—diluted	19,334,637	16,705,324

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$53,492	$33,412

Other comprehensive (loss) income, net of tax:
Unrealized holding losses on investments arising during the period	(4,356)	(447)
Reclassification adjustment for net realized and unrealized (losses) gains included in net earnings	(106)	119

Unrealized losses arising during the period, net of reclassification adjustment	(4,462)	(328)
Currency translation adjustment	(15,886)	2,058

Total other comprehensive (loss) income	(20,348)	1,730

Comprehensive income	33,144	35,142
Less comprehensive income attributable to noncontrolling interest	(5,636)	(4,994)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$27,508	$30,148

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$15,761	$13,803
Issue of shares	3	2
Share awards granted/vested	47	42

Balance, end of period	$15,811	$13,847

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Share Capital—Series E Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$714	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$1,321,715	$962,145
Issue of shares and warrants, net	449	155
Amortization of equity incentive plan	1,318	689

Balance, end of period	$1,323,482	$962,989

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$(12,686)	$13,978
Currency translation adjustment
Balance, beginning of period	(2,779)	14,264
Change in currency translation adjustment	(14,180)	748

Balance, end of period	(16,959)	15,012
Defined benefit pension liability
Balance, beginning and end of period	(7,726)	(2,249)

Unrealized gain on investments
Balance, beginning of period	(2,181)	1,963
Change in unrealized gain on investments, net of tax	(3,159)	(188)

Balance, end of period	(5,340)	1,775

Balance, end of period	$(30,025)	$14,538

Retained Earnings
Balance, beginning of period	$1,395,206	$1,181,457
Net earnings attributable to Enstar Group Limited	44,847	29,587

Balance, end of period	$1,440,053	$1,211,044

Noncontrolling Interest
Balance, beginning of period	$217,970	$222,000
Reallocation to redeemable noncontrolling interest	—	1,028
Net (loss) earnings attributable to noncontrolling interest*	(920)	3,017
Foreign currency translation adjustments	(1,891)	1,309
Net movement in unrealized holding losses on investments	(120)	(34)

Balance, end of period	$215,039	$227,320

*	Excludes net earnings attributable to redeemable noncontrolling interest. See Note 12 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$53,492	$33,412
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Net realized and unrealized investment gains	(19,458)	(17,576)
Net realized and unrealized gains from other investments	(23,562)	(16,997)
Other items	2,773	(1,318)
Depreciation and amortization	1,421	211
Net amortization of premiums and discounts	12,603	12,462
Net movement of trading securities held on behalf of policyholders	1,580	(164)
Sales and maturities of trading securities	926,919	636,516
Purchases of trading securities	(1,187,652)	(558,633)
Changes in assets and liabilities:
Reinsurance balances recoverable	36,691	107,994
Funds held by reinsured companies	18,552	36,167
Other assets	(93,123)	(18,970)
Losses and loss adjustment expenses	(34,221)	(180,986)
Policy benefits for life and annuity contracts	(9,603)	(17,836)
Insurance and reinsurance balances payable	20,555	(57,421)
Unearned premiums	38,041	—
Accounts payable and accrued liabilities	39,250	16,710
Other liabilities	(3,663)	(4,643)

Net cash flows used in operating activities	(219,405)	(31,072)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$140,458	$—
Sales and maturities of available-for-sale securities	49,241	59,238
Purchase of available-for-sale securities	(24,484)	(53,307)
Maturities of held-to-maturity securities	5,239	261
Movement in restricted cash and cash equivalents	39,740	(209,502)
Purchase of other investments	(78,895)	(63,217)
Redemption of other investments	13,882	2,983
Other investing activities	(233)	(235)

Net cash flows provided by (used in) investing activities	144,948	(263,779)

FINANCING ACTIVITIES:
Contribution by redeemable noncontrolling interest	$—	$260,800
Receipt of loans	109,000	70,000
Repayment of loans	—	(35,000)

Net cash flows provided by financing activities	109,000	295,800

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(15,444)	1,033

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,099	1,982
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963,402	643,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$982,501	$645,823

Supplemental Cash Flow Information
Net income taxes paid	$11,715	$13,725
Interest paid	$4,003	$5,929

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and December 31, 2014

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

The following information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

New Accounting Standards Adopted in 2015

Accounting Standards Update (“ASU”) 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-01, which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

initiative. As a result, a registrant will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the guidance does not affect the reporting and disclosure requirements for material items that are unusual in nature or infrequently occurring. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted if applied from the beginning of the fiscal year of adoption. Registrants may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. The Company adopted the new guidance effective January 1, 2015 and its adoption did not have an impact on its consolidated financial statements and disclosures.

ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU No. 2014-08, which changed the definition of discontinued operations as well as certain presentation and disclosure requirements. Under the new guidance, only those disposed components or components held-for-sale representing a strategic shift that have or will have a major impact on operations and financial results of a registrant, or that are businesses held-for-sale at acquisition will be reported in discontinued operations. In addition, under the new guidance, continuing involvement by the registrant will no longer preclude a disposal group from being presented as discontinued operations. However, the new guidance requires registrants to disclose the nature of any continuing involvement including cashflows to or from the discontinued operation, as long as the discontinued operation is included in the financial statements presented. Expanded disclosures about discontinued operations and disposals of individually significant components that do not qualify for discontinued operations presentation will however be required by the new guidance. The Company adopted this guidance effective January 1, 2015 and its adoption did not have a material impact on its consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, which changes the presentation of debt issuance costs in financial statements. Under the guidance, a registrant would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of this guidance, however it does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

ASU 2015-02, Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU No. 2015-02, which requires registrants to evaluate whether they should consolidate certain legal entities. The new consolidation guidance changes the way registrants evaluate whether (1) they should consolidate limited partnerships and similar entities; (2) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (3) variable interests in a VIE held by related parties of the registrant require the registrant to consolidate the VIE. The new guidance also eliminates the VIE consolidation model based on

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which decision making rights are conveyed through a contractual arrangement. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

2. ACQUISITIONS

Nationale Suisse Assurance S.A.

On February 5, 2015, the Company’s wholly-owned subsidiary, Harper Holding SARL, entered into a definitive agreement with Nationale Suisse to acquire its Belgian subsidiary, Nationale Suisse Assurance S.A. (“NSA”). NSA is a Belgium-based insurance company writing non-life insurance (which the Company expects to operate in run-off as part of its non-life run-off segment) and life insurance (which the Company expects to operate in run-off as part of its life and annuities segment).

The total consideration for the transaction will be €33.7 million (approximately $38.5 million) (subject to certain possible closing adjustments). The Company expects to finance the purchase price from cash on hand. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close during the third quarter of 2015.

Wilton Re Life Settlements

On May 5, 2015, the Company, through its wholly owned subsidiary, Guillamene Holdings Limited, completed the acquisitions of two Delaware limited liability companies from subsidiaries of Wilton Re Limited that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions.

The total consideration for the transaction was $173.0 million, which will be paid in two installments. The first installment of $89.1 million was paid on closing and was financed by borrowings under the Company’s revolving credit facility. The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand.

Sussex Property and Casualty Insurance Company (formerly known as Companion)

On January 27, 2015, the Company and Sussex Holdings, Inc. (“Sussex Holdings”), a wholly-owned subsidiary of the Company, completed the acquisition of Companion Property and Casualty Insurance Company (“Companion”) from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services.

The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under the previously announced Term Facility Agreement with National Australia Bank Limited and Barclays Bank PLC (the “Sussex Facility”) and 50% from cash on hand.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

Immediately following the acquisition, Companion was placed into run-off, and accordingly is no longer writing new insurance policies. Since its acquisition, Companion has renewed expiring insurance policies when it was obligated to do so.

The Company changed the name of Companion to Sussex Property and Casualty Insurance Company (“Sussex”) following the acquisition and is operating the company as part of its non-life run-off business.

Purchase price	$218,000

Net assets acquired at fair value	$218,000

Excess of purchase price over fair value of net assets acquired	$—

The purchase price was allocated to the acquired assets and liabilities of Sussex based on estimated fair values at the acquisition date.

The Company has not completed the process of determining the fair value of its losses and loss adjustment expense reserves acquired in the Sussex acquisition. The valuation will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed.

Results related to Sussex are included within the Company’s non-life run-off segment.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the acquisition date.

Sussex
ASSETS
Short-term investments, trading, at fair value	$85,309
Fixed maturities, trading, at fair value	523,227
Equities, trading, at fair value	31,439

Total investments	639,975
Cash and cash equivalents	358,458
Restricted cash and cash equivalents	15,279
Accrued interest receivable	3,984
Premiums receivable	35,279
Reinsurance balances recoverable	486,570
Prepaid reinsurance premiums	28,751
Other assets	47,143

TOTAL ASSETS	$1,615,439

LIABILITIES
Losses and loss adjustment expenses	$1,255,040
Insurance and reinsurance balances payable	3,030
Unearned premiums	85,505
Funds withheld	42,090
Other liabilities	11,774

TOTAL LIABILITIES	1,397,439

NET ASSETS ACQUIRED AT FAIR VALUE	$218,000

From the date of acquisition to March 31, 2015, the Company earned premiums of $20.6 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $18.5 million on those earned premiums, and recorded $2.2 million in net losses attributable to Enstar Group Limited in its consolidated statement of earnings.

3. SIGNIFICANT NEW BUSINESS

Reciprocal of America

On January 15, 2015, the Company’s wholly-owned subsidiary, Providence Washington Insurance Company, completed the previously announced loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business in run-off. The total net insurance reserves assumed were approximately $162.1 million, with an equivalent amount of cash and/or investments being received as consideration.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS

The Company holds: (i) trading portfolios of fixed maturity investments, short-term investments, equities and other investments; (ii) a held-to-maturity portfolio of fixed maturity investments; and (iii) available-for-sale portfolios of fixed maturity investments. The Company’s trading and available-for-sale portfolios are recorded at fair value. The Company’s held-to-maturity portfolio is recorded at amortized cost.

In the normal course of the Company’s investing activities, it actively manages allocations to non-controlling tranches of structured securities issued by VIEs. These structured securities include residential mortgage-backed, commercial mortgage-backed and asset-backed securities and are included in the tables below.

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

Trading

The estimated fair values of the Company’s investments in fixed maturity investments, short-term investments and equities classified as trading securities were as follows:

	March 31, 2015	December 31, 2014
U.S. government and agency	$723,375	$744,660
Non-U.S. government	334,611	368,945
Corporate	2,495,393	1,986,873
Municipal	130,083	25,607
Residential mortgage-backed	409,006	308,621
Commercial mortgage-backed	171,270	139,907
Asset-backed	588,144	388,194

Total fixed maturity and short-term investments	4,851,882	3,962,807
Equities—U.S.	127,174	106,895
Equities—International	44,909	43,235

	$5,023,965	$4,112,937

Included within residential and commercial mortgage-backed securities as at March 31, 2015 were securities issued by U.S. governmental agencies with a fair value of $363.1 million (as at December 31, 2014: $263.4 million).

Included within corporate securities as at March 31, 2015 were senior secured loans of $37.3 million (as at December 31, 2014: $33.5 million).

The increase in the Company’s investments classified as trading securities of $911.0 million was due primarily to additional fixed maturity investments acquired in the Sussex acquisition.

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

As at March 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$808,208	$790,275	16.3%
More than one year through two years	833,382	819,657	16.9%
More than two years through five years	1,458,942	1,463,838	30.2%
More than five years through ten years	454,522	456,041	9.4%
More than ten years	156,784	153,651	3.2%

	3,711,838	3,683,462	76.0%
Residential mortgage-backed	408,795	409,006	8.4%
Commercial mortgage-backed	170,851	171,270	3.5%
Asset-backed	589,503	588,144	12.1%

	$4,880,987	$4,851,882	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$837,557	$829,644	20.9%
More than one year through two years	787,810	780,979	19.7%
More than two years through five years	1,161,708	1,159,917	29.3%
More than five years through ten years	289,359	289,911	7.3%
More than ten years	66,793	65,634	1.7%

	3,143,227	3,126,085	78.9%
Residential mortgage-backed	307,847	308,621	7.8%
Commercial mortgage-backed	139,984	139,907	3.5%
Asset-backed	389,529	388,194	9.8%

	$3,980,587	$3,962,807	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as trading:

As at March 31, 2015	Fair Value	% of Total Fair Value
AAA	$1,612,614	33.2%
AA	820,519	16.9%
A	1,662,483	34.3%
BBB	616,042	12.7%
Non-Investment Grade	131,941	2.7%
Not Rated	8,283	0.2%

	$4,851,882	100.00%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

As at December 31, 2014	Fair Value	% of Total Fair Value
AAA	$527,466	13.3%
AA	1,747,389	44.1%
A	1,164,604	29.4%
BBB	391,107	9.9%
Non-Investment Grade	111,777	2.8%
Not Rated	20,464	0.5%

	$3,962,807	100.0%

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the annuity business acquired with Pavonia Holdings (US) Inc. (“Pavonia”). The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as held-to-maturity were as follows:

As at March 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$20,166	$523	$(6)	$20,683
Non-U.S. government	38,454	883	(16)	39,321
Corporate	746,678	26,046	(499)	772,225

	$805,298	$27,452	$(521)	$832,229

As at December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$20,257	$322	$(20)	$20,559
Non-U.S. government	38,613	325	(249)	38,689
Corporate	754,363	16,182	(3,421)	767,124

	$813,233	$16,829	$(3,690)	$826,372

As at March 31, 2015 and December 31, 2014, none of these securities were considered to be other than temporarily impaired.

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

As at March 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$5,266	5,265	0.6%
More than one year through two years	20,989	21,046	2.5%
More than two years through five years	66,983	67,608	8.1%
More than five years through ten years	98,772	100,095	12.1%
More than ten years	613,288	638,215	76.7%

	$805,298	$832,229	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$10,369	$10,350	1.2%
More than one year through two years	19,939	19,957	2.4%
More than two years through five years	68,945	69,031	8.4%
More than five years through ten years	99,171	98,922	12.0%
More than ten years	614,809	628,112	76.0%

	$813,233	$826,372	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as held-to-maturity:

As at March 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$65,697	$67,871	8.2%
AA	164,440	168,402	20.2%
A	512,591	531,204	63.8%
BBB or lower	56,803	58,560	7.0%
Non-Investment Grade	5,451	5,875	0.7%
Not Rated	316	317	0.1%

	$805,298	$832,229	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$53,893	$54,895	6.6%
AA	245,460	246,764	29.9%
A	466,317	476,642	57.7%
BBB	42,107	42,748	5.2%
Non-Investment Grade	5,456	5,323	0.6%

	$813,233	$826,372	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as available-for-sale were as follows:

As at March 31, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$28,264	$247	$(8)	$28,503
Non-U.S. government	67,740	105	(4,867)	62,978
Corporate	101,856	1,222	(2,910)	100,168
Residential mortgage-backed	2,833	84	(198)	2,719
Asset-backed	14,490	33	(1)	14,522

	$215,183	$1,691	$(7,984)	$208,890

As at December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$24,167	$182	(7)	$24,342
Non-U.S. government	72,913	386	(2,805)	70,494
Corporate	101,745	964	(1,653)	101,056
Residential mortgage-backed	3,305	76	(138)	3,243
Asset-backed	41,980	15	(19)	41,976

	$244,110	$1,623	$(4,622)	$241,111

Included within residential mortgage-backed securities as at March 31, 2015 were securities issued by U.S. governmental agencies with a fair value of $1.0 million (as at December 31, 2014: $1.1 million).

The following tables summarize the Company’s fixed maturity investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at March 31, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$526	$(1)	$4,844	$(7)	$5,370	$(8)
Non-U.S. government	8,728	(1,707)	19,600	(3,160)	28,328	(4,867)
Corporate	8,161	(231)	23,364	(2,679)	31,525	(2,910)
Residential mortgage-backed	41	—	1,465	(198)	1,506	(198)
Asset-backed	1,020	(1)	255	—	1,275	(1)

	$18,476	$(1,940)	$49,528	$(6,044)	$68,004	$(7,984)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$528	$—	$3,678	$(6)	$4,206	$(6)
Non-U.S. government	17,051	(1,534)	20,300	(1,271)	37,351	(2,805)
Corporate	39,964	(1,003)	40,072	(651)	80,036	(1,654)
Residential mortgage-backed	2,073	(138)	—	—	2,073	(138)
Asset-backed	11,215	(12)	14,720	(7)	25,935	(19)

	$70,831	$(2,687)	$78,770	$(1,935)	$149,601	$(4,622)

As at March 31, 2015 and December 31, 2014, the number of securities classified as available-for-sale in an unrealized loss position was 126 and 212, respectively, with a fair value of $68.0 million and $149.6 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 29 and 120, respectively. As of March 31, 2015, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$56,681	$54,226	26.0%
More than one year through two years	55,516	53,140	25.4%
More than two years through five years	79,485	77,428	37.1%
More than five years through ten years	3,990	3,695	1.8%
More than ten years	2,188	3,160	1.5%

	197,860	191,649	91.8%
Residential mortgage-backed	2,833	2,719	1.3%
Asset-backed	14,490	14,522	6.9%

	$215,183	$208,890	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$54,491	$53,496	22.2%
More than one year through two years	53,936	52,343	21.7%
More than two years through five years	86,157	84,970	35.2%
More than five years through ten years	1,890	1,858	0.8%
More than ten years	2,351	3,225	1.3%

	198,825	195,892	81.2%
Residential mortgage-backed	3,305	3,243	1.4%
Asset-backed	41,980	41,976	17.4%

	$244,110	$241,111	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as available-for-sale:

As at March 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$114,734	$110,600	53.0%
AA	34,929	33,115	15.8%
A	46,748	46,564	22.3%
BBB	18,772	18,611	8.9%

	$215,183	$208,890	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$117,866	$115,691	48.0%
AA	62,707	61,970	25.7%
A	49,039	49,063	20.3%
BBB	14,498	14,387	6.0%

	$244,110	$241,111	100.0%

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the three months ended March 31, 2015, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at March 31, 2015, no credit losses existed.

Other Investments

The estimated fair values of the Company’s other investments were as follows:

	March 31, 2015	December 31, 2014
Private equity funds	$214,540	$197,269
Fixed income funds	333,986	335,026
Fixed income hedge funds	77,036	59,627
Equity funds	157,974	150,053
Real estate debt fund	74,658	33,902
CLO equities	43,249	41,271
CLO equity funds	16,217	16,022
Other	1,663	3,698

	$919,323	$836,868

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

As of March 31, 2015 and December 31, 2014, the Company had $214.5 million and $197.3 million, respectively, of other investments recorded in private equity funds. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with the Company’s fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

Other

As at March 31, 2015, this class primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity. Previously included within this class was a catastrophe bond acquired as part of the Company’s acquisition of Torus Insurance Holdings Limited and its subsidiaries (“Torus”) on April 1, 2014. This catastrophe bond matured during the three months ended March 31, 2015.

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

At March 31, 2015, the Company had $12.5 million of investments subject to gates/side-pockets ($13.0 million as of December 31, 2014). As of March 31, 2015, management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables present the fair value, unfunded commitments and redemption frequency for the funds included within other investments. These investments are all valued at net asset value as at March 31, 2015 and December 31, 2014:

March 31, 2015	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$214,540	$—	$214,540	$95,243	Not eligible
Fixed income funds	333,986	—	333,986	—	Daily, monthly and quarterly
Fixed income hedge funds	77,036	1,596	75,440	—	Quarterly after lock-up periods expire
Equity funds	157,974	—	157,974	—	Bi-monthly
Real estate debt fund	74,658	—	74,658	—	Monthly
CLO equity funds	16,217	10,925	5,292	—	Quarterly after lock-up periods expire
Other	1,332	—	1,332	655	Not eligible

	$875,743	$12,521	$863,222	$95,898

December 31, 2014	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$197,269	$—	$197,269	$99,885	Not eligible
Fixed income funds	335,026	—	335,026	—	Daily, monthly and quarterly
Fixed income hedge funds	59,627	1,958	57,669	—	Quarterly after lock-up periods expire
Equity funds	150,053	—	150,053	—	Bi-monthly
Real estate debt fund	33,902	—	33,902	—	Monthly
CLO equity funds	16,022	11,022	5,000	—	Quarterly after lock-up periods expire
Other	1,363	—	1,363	—	Not eligible

	$793,262	$12,980	$780,282	$99,885

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

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at March 31, 2015, the Company had no corporate securities classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at both March 31, 2015 and December 31, 2014, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

Equities

The Company’s equities are predominantly traded on the major exchanges and are primarily managed by an external advisor. The Company uses Interactive Data Corporation, an internationally recognized pricing service, to estimate the fair value for all of its equities. The Company’s equities are widely diversified and there is no significant concentration in any specific industry.

The Company has categorized all of its investments in equities other than preferred stock as Level 1 investments because the fair values of these investments are based on quoted prices in active markets for identical assets or liabilities. The fair value estimates of the Company’s preferred stock is based on observable market data and, as a result, has been categorized as Level 2.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other investments

The Company has ongoing due diligence processes with respect to funds in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements for funds annually, and regularly reviews and discusses the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at March 31, 2015, there were no material adjustments made to the reported net asset value.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$751,878	$—	$751,878
Non-U.S. government	—	397,589	—	397,589
Corporate	—	2,595,561	—	2,595,561
Municipal	—	130,083	—	130,083
Residential mortgage-backed	—	411,725	—	411,725
Commercial mortgage-backed	—	171,270	—	171,270
Asset-backed	—	602,666	—	602,666
Equities—U.S.	121,979	5,195	—	127,174
Equities—International	26,377	18,532	—	44,909
Other investments	—	491,961	427,362	919,323

Total investments	$148,356	$5,576,460	$427,362	$6,152,178

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$769,002	$—	$769,002
Non-U.S. government	—	439,439	—	439,439
Corporate	—	2,087,329	600	2,087,929
Municipal	—	25,607	—	25,607
Residential mortgage-backed	—	311,864	—	311,864
Commercial mortgage-backed	—	139,907	—	139,907
Asset-backed	—	430,170	—	430,170
Equities—U.S.	96,842	5,203	4,850	106,895
Equities—International	24,365	18,870	—	43,235
Other investments	—	487,078	349,790	836,868

Total investments	$121,207	$4,714,469	$355,240	$5,190,916

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following tables present the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$20,683	$—	$20,683
Non-U.S. government	—	39,321	—	39,321
Corporate	—	772,225	—	772,225

Total investments	$—	$832,229	$—	$832,229

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$20,559	$—	$20,559
Non-U.S. government	—	38,689	—	38,689
Corporate	—	767,124	—	767,124

Total investments	$—	$826,372	$—	$826,372

During the three months ended March 31, 2015 and year ended December 31, 2014, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2015:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2015	$600	$349,790	$4,850	$355,240
Purchases	—	81,978	—	81,978
Sales	(600)	(13,882)	(5,000)	(19,482)
Total realized and unrealized gains through earnings	—	9,476	150	9,626
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2015	$—	$427,362	$—	$427,362

The amount of net gains for the three months ended March 31, 2015 included in earnings attributable to the fair value of changes in assets still held at March 31, 2015 was $9.6 million. All of this amount was included in net realized and unrealized gains.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2014.

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2014	$609	$265,569	$4,725	$270,903
Purchases	—	23,292	—	23,292
Sales	—	(2,983)	—	(2,983)
Total realized and unrealized gains through earnings	(2)	10,773	25	10,796
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of March 31, 2014	$607	$296,651	$4,750	$302,008

The amount of net gains for the three months ended March 31, 2014 included in earnings attributable to the fair value of changes in assets still held at March 31, 2014 was $10.8 million. All of this amount was included in net realized and unrealized gains.

Net Realized and Unrealized Gains

Components of net realized and unrealized gains for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Gross realized gains on available-for-sale securities	$114	$26
Gross realized losses on available-for-sale securities	(8)	(145)
Net realized gains on trading securities	12,583	5,917
Net unrealized gains on trading securities	6,769	11,778
Net realized and unrealized gains on other investments	23,562	16,997

Net realized and unrealized gains	$43,020	$34,573

Proceeds from sales and maturities of available-for-sale securities	$49,241	$59,238

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Net Investment Income

Major categories of net investment income for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Interest from fixed maturity investments	$38,852	$34,206
Interest from cash and cash equivalents and short-term investments	2,719	1,625
Net amortization of bond premiums and discounts	(12,603)	(12,462)
Dividends from equities	1,681	1,404
Income from other investments	882	92
Interest on other receivables	281	226
Other income	2,903	22
Interest on deposits held with clients	480	730
Policy loan interest	293	311
Investment expenses	(1,595)	(1,806)

	$33,893	$24,348

Other investments includes interest distributions from the Company’s direct investments in CLO equities.

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $510.5 million and $535.0 million, as of March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014
Collateral in trust for third party agreements	$2,738,471	$2,630,259
Assets on deposit with regulatory authorities	1,094,838	653,192
Collateral for secured letter of credit facility	326,282	300,468

	$4,159,591	$3,583,919

The increase in restricted assets of $575.7 million since December 31, 2014 is primarily as a result of the acquisition of Companion.

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

The following table sets forth the changes in realized gains (losses) on derivative instruments recorded in net earnings for the periods ended March 31, 2015 and 2014, respectively:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount	Settlement Amount	Net Foreign Exchange Gains (Losses)
					March 31, 2015	March 31, 2014
Australian dollar	November 26, 2013	January 3, 2014	AU$45,000	$41,036	$—	$(130)
U.S. dollar	July 1, 2013	January 3, 2014	$40,887	AU$45,000	—	130

6. REINSURANCE BALANCES RECOVERABLE

The following table provides the total reinsurance balances recoverable as at March 31, 2015 and December 31, 2014:

	March 31, 2015					December 31, 2014
	Non-life Run-off	Atrium	Torus	Life and Annuities	Total	Non-life Run-off	Atrium	Torus	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$728,386	$7,381	$151,986	$24,119	$911,872	$568,386	$9,582	$181,067	$25,125	$784,160
Losses incurred but not reported	510,400	15,117	138,543	465	664,525	278,696	14,565	154,850	467	448,578
Fair value adjustments	(27,853)	4,131	(9,989)	—	(33,711)	(46,373)	4,131	(10,708)	—	(52,950)

Total reinsurance reserves recoverable	1,210,933	26,629	280,540	24,584	1,542,686	800,709	28,278	325,209	25,592	1,179,788
Paid losses recoverable	193,418	494	48,437	2,264	244,613	129,750	1,289	19,845	883	151,767

	$1,404,351	$27,123	$328,977	$26,848	$1,787,299	$930,459	$29,567	$345,054	$26,475	$1,331,555

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

On an annual basis, both Atrium Underwriting Group Limited and its subsidiaries (“Atrium”) and Torus purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of Torus’ total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

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

As at March 31, 2015 and December 31, 2014, the Company had reinsurance balances recoverable of $1.79 billion and $1.33 billion, respectively. The increase of $455.7 million in reinsurance balances recoverable was primarily a result of the Companion acquisition.

Top Ten Reinsurers

The following table shows, for each segment, the total reinsurance balances recoverable by reinsurer as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015						As at December 31, 2014
	Reinsurance Balances Recoverable						Reinsurance Balances Recoverable
	Non-life run-off	Atruim	Torus	Life and annuities	Total	% of Total	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total
Top 10 reinsurers	$894,811	$22,165	$123,762	$15,039	$1,055,777	59.1%	$667,325	$23,635	$158,117	$15,089	$864,166	64.9%
Other reinsurers’ balances > $1 million	495,363	4,496	202,217	10,419	712,495	39.9%	256,929	4,917	181,196	10,692	453,734	34.1%
Other reinsurers’ balances < $1 million	14,177	462	2,998	1,390	19,027	1.0%	6,205	1,015	5,741	694	13,655	1.0%

Total	$1,404,351	$27,123	$328,977	$26,848	$1,787,299	100.0%	$930,459	$29,567	$345,054	$26,475	$1,331,555	100.0%

At March 31, 2015 and December 31, 2014, the top ten reinsurers of the Company’s business accounted for 59.1% and 64.9%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $471.0 million and $310.9 million, respectively, of incurred but not reported (“IBNR”) reserves recoverable. With the exception of three non-rated reinsurers from which $416.8 million was recoverable (December 31, 2014: $175.2 million related to one reinsurer), the other top ten reinsurers, as at March 31, 2015 and December 31, 2014, were all rated A- or better.

As at March 31, 2015, there were no reinsurers which represented 10% or more of total reinsurance balances recoverable. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers, which represented 10% or more of total reinsurance balances recoverable.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. REINSURANCE BALANCES RECOVERABLE—(Continued)

Provisions for Uncollectible Reinsurance Balances Recoverable

The following table shows the total reinsurance balances recoverable by rating of reinsurer along with the Company’s provisions for uncollectible reinsurance balances recoverable (“provisions for bad debt”) as at March 31, 2015 and December 31, 2014. The provisions for bad debt all relate to the non-life run-off segment.

	As at March 31, 2015			As at December 31, 2014
	Reinsurance Balances Recoverable			Reinsurance Balances Recoverable
	Gross	Provisions for Bad Debt	Net	Gross	Provisions for Bad Debt	Net
Reinsurers rated A - or above	$1,247,567	$52,494	$1,195,073	$1,126,944	$80,995	$1,045,949
Reinsurers rated below A -, secured (trust funds or letters of credit)	491,776	0	491,776	204,544	0	204,544
Reinsurers rated below A -, unsecured	305,951	205,501	100,450	289,976	208,914	81,062

Total	$2,045,294	$257,995	$1,787,299	$1,621,464	$289,909	$1,331,555

Provisions for bad debt as a percentage of gross reinsurance balances recoverable		12.6%			17.9%

7. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides the total losses and loss adjustment expense liabilities as at March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Atrium	Torus	Total
Outstanding	$2,653,574	$69,312	$355,437	$3,078,323	$2,202,187	$73,803	$387,171	$2,663,161
Incurred but not reported	2,192,144	107,902	475,509	2,775,555	1,406,420	113,149	477,264	1,996,833
Fair value adjustment	(152,456)	25,659	(2,458)	(129,255)	(173,597)	25,659	(2,635)	(150,573)

Total	$4,693,262	$202,873	$828,488	$5,724,623	$3,435,010	$212,611	$861,800	$4,509,421

The overall increase in losses and loss adjustment expense liabilities for the Company between December 31, 2014 and March 31, 2015 was primarily attributable to the Company’s acquisition of Companion.

Refer to Note 8 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on establishing reserves for losses and loss adjustment expenses liabilities.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the Company’s non-life run-off, Atrium and Torus segments for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015				2014
	Non-life Run-off	Atrium	Torus	Total	Non-life Run-off	Atrium	Total
Net losses paid	$65,260	$11,911	$52,148	$129,319	$87,687	$12,835	$100,522
Net change in case and LAE reserves	(7,000)	(1,019)	(1,786)	(9,805)	(62,398)	775	(61,623)
Net change in IBNR reserves	(37,278)	(3,810)	25,739	(15,349)	(37,348)	3,469	(33,879)

Increase (reduction) in estimates of net ultimate losses	20,982	7,082	76,101	104,165	(12,059)	17,079	5,020
Reduction in provisions for bad debt	(19,814)	—	—	(19,814)	—	—	—
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(13,975)	(62)	656	(13,381)	(13,359)	52	(13,307)
Amortization of fair value adjustments	(293)	—	(541)	(834)	(3,764)	—	(3,764)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(13,100)	$7,020	$76,216	$70,136	$(29,182)	$17,131	$(12,051)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Non-Life Run-off Segment

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2015 and 2014 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Non-life Run-off
	Three Months Ended March 31,
	2015	2014
Balance as at January 1	$3,435,010	$4,004,513
Less: total reinsurance reserves recoverable	800,709	1,121,533

	2,634,301	2,882,980
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	20,726	1,432
Prior periods	(33,826)	(30,614)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(13,100)	(29,182)

Net losses paid:
Current period	(4,571)	(532)
Prior periods	(60,689)	(87,155)

Total net losses paid	(65,260)	(87,687)

Effect of exchange rate movement	(38,238)	(1,025)
Acquired on purchase of subsidiaries	774,758	—
Assumed business	189,868	28,630

Net balance as at March 31	3,482,329	2,793,716
Plus: total reinsurance reserves recoverable	1,210,933	1,028,162

Balance as at March 31	$4,693,262	$3,821,878

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the three months ended March 31, 2015 and 2014 was as follows:

	Non-life Run-off
	Three Months Ended March 31,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$60,689	$4,571	$65,260	$87,155	$532	$87,687
Net change in case and LAE reserves	(9,994)	2,994	(7,000)	(63,249)	851	(62,398)
Net change in IBNR reserves	(50,439)	13,161	(37,278)	(37,397)	49	(37,348)

Increase (reduction) in estimates of net ultimate losses	256	20,726	20,982	(13,491)	1,432	(12,059)
Reduction in provisions for bad debt	(19,814)	—	(19,814)	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,975)	—	(13,975)	(13,359)	—	(13,359)
Amortization of fair value adjustments	(293)	—	(293)	(3,764)	—	(3,764)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(33,826)	$20,726	$(13,100)	$(30,614)	$1,432	$(29,182)

Net change in case and loss adjustment expense (“LAE”) reserves comprises the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to the Company by its policyholders and attorneys, less changes in case reserves recoverable advised by the Company to its reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in the Company’s actuarial estimates of losses incurred but not reported, less amounts recoverable.

Three Months Ended March 31, 2015

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2015 of $13.1 million included current period incurred losses and loss adjustment expenses of $20.7 million related to current period net earned premium of $19.3 million primarily related to Sussex. Excluding current period net ultimate losses and loss adjustment expense liabilities of $20.7 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $33.8 million, which was attributable to a reduction in provisions for bad debt of $19.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $14.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.3 million, partially offset by an increase in estimates of net ultimate losses of $0.3 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The reduction in provisions for bad debt of $19.8 million for the three months ended March 31, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Three Months Ended March 31, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2014 of $29.2 million included current period incurred losses and loss adjustment expenses of $1.4 million related to current period net earned premiums of $1.4 million related to SeaBright Holdings, Inc. (“SeaBright”). Excluding SeaBright’s current period net ultimate losses and loss adjustment expense liabilities of $1.4 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $30.6 million, which was attributable to a reduction in estimates of net ultimate losses of $13.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $13.4 million, relating to 2014 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.8 million.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Atrium and Torus Segments

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended March 31, 2015 and 2014 for the Atrium segment and for the three months ended March 31, 2015 for the Torus segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Three Months Ended March 31,
	Atrium		Torus(1)
	2015	2014	2015
Balance as at January 1	$212,611	$215,392	$861,800
Less: total reinsurance reserves recoverable	28,278	25,055	325,209

	184,333	190,337	536,591
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	14,878	21,314	77,410
Prior periods	(7,858)	(4,183)	(1,196)

Total net increase in ultimate losses and loss adjustment expense liabilities	7,020	17,131	76,216

Net losses paid:
Current period	(2,870)	(4,684)	(3,723)
Prior periods	(9,041)	(8,151)	(48,425)

Total net losses paid	(11,911)	(12,835)	(52,148)
Effect of exchange rate movement	(3,198)	(7)	(12,710)

Net balance as at March 31	176,244	194,626	547,948
Plus: total reinsurance reserves recoverable	26,629	25,626	280,540

Balance as at March 31	$202,873	$220,252	$828,488

(1)	The Company began reporting with respect to its Torus segment following the acquisition of Torus in the second quarter of 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the Company’s Atrium segment for the three months ended March 31, 2015 and 2014 and for the Torus segment for the three months ended March 31, 2015 were as follows:

	Three Months Ended March 31,
	Atrium						Torus
	2015			2014			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$9,041	$2,870	$11,911	$8,151	$4,684	$12,835	$48,425	$3,723	$52,148
Net change in case and LAE reserves	(3,711)	2,692	(1,019)	(3,985)	4,760	775	(10,331)	8,545	(1,786)
Net change in IBNR reserves	(12,993)	9,183	(3,810)	(8,401)	11,870	3,469	(37,677)	63,416	25,739

(Reduction) increase in estimates of net ultimate losses	(7,663)	14,745	7,082	(4,235)	21,314	17,079	417	75,684	76,101
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(195)	133	(62)	52	—	52	(1,070)	1,726	656
Amortization of fair value adjustments	—	—	—	—	—	—	(541)	—	(541)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(7,858)	$14,878	$7,020	$(4,183)	$21,314	$17,131	$(1,196)	$77,410	$76,216

8. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Life	$336,387	$344,215
Annuities	933,292	938,121

	1,269,679	1,282,336
Fair value adjustments	(59,465)	(61,472)

	$1,210,214	$1,220,864

Refer to Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on establishing policy benefit reserves.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, Atrium, Torus and life and annuities segments for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Gross	$10,785	$27,755	$1,319	$2,768
Ceded	2,762	(9,263)	(276)	(241)

Net	$13,547	$18,492	$1,043	$2,527

Atrium
Gross	$48,913	$38,153	$47,577	$38,157
Ceded	(4,555)	(4,281)	(5,852)	(5,518)

Net	$44,358	$33,872	$41,725	$32,639

Torus
Gross	$190,697	$168,532	$—	$—
Ceded	(65,874)	(44,910)	—	—

Net	$124,823	$123,622	$—	$—

Life and annuities
Life	$22,733	$22,920	$25,996	$26,492

Total	$205,461	$198,906	$68,764	$61,658

10. GOODWILL AND INTANGIBLE ASSETS

The following table shows the Company’s goodwill and intangible assets as at March 31, 2015 and December 31, 2014:

	Goodwill	Intangible assets with a definite life- Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life- FVA
Balance as at December 31, 2014	$73,071	$41,048	$87,031	$201,150	$159,095
Acquired during the period	—	—	—	—	(2,760)
Intangible assets amortization	—	(1,341)	—	(1,341)	(1,326)

Balance as at March 31, 2015	$73,071	$39,707	$87,031	$199,809	$155,009

Refer to Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on intangible assets with a definite and an indefinite life.

Intangible asset amortization for the three months ended March 31, 2015 and 2014 was $2.7 million and $1.5 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. GOODWILL AND INTANGIBLE ASSETS—(Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expense	$429,063	$(299,808)	$129,255	$449,986	$(299,413)	$150,573
Reinsurance balances recoverable	(175,453)	141,742	(33,711)	(193,617)	140,667	(52,950)
Policy benefits for life and annuity contracts	86,332	(26,867)	59,465	86,332	(24,860)	61,472

Total	$339,942	$(184,933)	$155,009	$342,701	$(183,606)	$159,095

Other:
Distribution channel	20,000	$(1,777)	18,223	20,000	(1,444)	18,556
Technology	15,000	(3,750)	11,250	15,000	(3,125)	11,875
Brand	12,000	(1,766)	10,234	12,000	(1,383)	10,617

Total	$47,000	$(7,293)	$39,707	$47,000	$(5,952)	$41,048

Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	37,031	—	37,031	37,031	—	37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100

Total	$87,031	$—	$87,031	$87,031	$—	$87,031

As at March 31, 2015 and December 31, 2014, the allocation of the goodwill to the Company’s non-life run-off, Atrium and Torus segments was $21.2 million, $38.9 million and $13.0 million, respectively.

11. LOANS PAYABLE

The Company’s long-term debt consists of its EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes, and the Sussex Facility, an acquisition term loan facility used to partially finance the Company’s acquisition of Companion on January 27, 2015.

The EGL Revolving Credit Facility was entered into on September 16, 2014. On February 27, 2015, the EGL Revolving Credit Facility was amended and restated primarily in order to: (1) increase the size of the facility from $500 million to $665 million; (2) add Lloyd’s Bank plc as a new lender within the facility, and (3) reallocate the amounts provided by each of the four lenders under the facility such that each lender agreed to provide an equal amount of $166.25 million, on and subject to the terms of the restated facility agreement.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LOANS PAYABLE—(Continued)

On December 24, 2014, Sussex Holdings, a wholly-owned subsidiary of the Company, as borrower and guarantor, entered into the Sussex Facility with National Australia Bank Limited and Barclays Bank PLC. The Sussex Facility provides for a four-year term loan facility pursuant to which Sussex Holdings was permitted to borrow up to an aggregate of $109.0 million to fund 50% of the consideration payable for the acquisition of Companion. Sussex Holdings fully drew down on the Sussex Facility and completed the acquisition of Companion on January 27, 2015.

As of March 31, 2015, all of the covenants relating to the EGL Revolving Credit Facility and the Sussex Facility were met.

Amounts of loans payable outstanding, and accrued interest, as of March 31, 2015 and December 31, 2014 total $430.0 million and $320.0 million, respectively, and comprise:

Facility	Date of Facility	Facility Term	March 31, 2015	December 31, 2014
EGL Revolving Credit Facility	September 16, 2014	5 Years	$319,550	$319,550
Sussex Facility	December 24, 2014	4 Years	109,000	—

Total long-term bank debt			428,550	319,550
Accrued interest			1,448	491

Total loans payable			$429,998	$320,041

12. REDEEMABLE NONCONTROLLING INTEREST

Refer to Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on redeemable noncontrolling interest (“RNCI”).

A reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI is as follows:

Redeemable noncontrolling interest	March 31, 2015	December 31, 2014
Balance as at beginning of period	$374,619	$100,859
Capital contributions	—	272,722
Net earnings attributable to RNCI	9,564	4,059
Accumulated other comprehensive income attributable to RNCI	(997)	(1,993)
Transfer of net loss from noncontrolling interest	—	(1,028)

Balance at end of period	$383,186	$374,619

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$44,847	$29,587
Weighted average ordinary shares outstanding—basic	19,237,461	16,564,083

Net earnings per ordinary share attributable to Enstar Group Limited—basic	$2.33	$1.79

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$44,847	$29,587
Weighted average ordinary shares outstanding—basic	19,237,461	16,564,083
Share equivalents:
Unvested shares	26,322	79,967
Restricted share units	10,424	20,475
Warrants	60,430	40,799

Weighted average ordinary shares outstanding—diluted	19,334,637	16,705,324

Net earnings per ordinary share attributable to Enstar Group Limited—diluted	$2.32	$1.77

14. EMPLOYEE BENEFITS

The Company’s share-based compensation plans provide for the grant of various awards to its employees and to members of the Board of Directors. These are described in Note 16 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The information below includes both the employee and director components of the Company’s share based compensation.

2006 Equity Incentive Plan

The employee share awards for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015		2014
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested—beginning of period	101,181	$15,470	115,159	$14,313
Granted	39,280	5,459	1,559	170
Forfeited	(2,932)	448	—	—
Vested	(50,588)	7,350	(44,112)	(5,920)

Nonvested—end of period	86,941	$12,333	72,606	$9,897

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE BENEFITS—(Continued)

The total unrecognized compensation cost related to the Company’s non-vested share awards under the 2006 Equity Incentive Plan (the “Equity Plan”) as at March 31, 2015 and 2014 was $8.5 million and $4.0 million, respectively. This cost is expected to be recognized over the next 1.9 years, which is the weighted average contractual life of the awards. Compensation costs of $1.4 million and $0.7 million relating to these share awards were recognized in the Company’s statement of earnings for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, 39,280 and 1,559 shares, respectively, were awarded to non-executive officer employees under the Equity Plan.

Cash-Settled Stock Appreciation Rights

Refer to Note 16 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on cash-settled stock appreciation rights (“SARs”).

During the three months ended March 31, 2015 and 2014, the Company granted 190,000 and nil SARs, respectively, to certain employees pursuant to the terms of the Equity Plan. Compensation costs of $(0.1) million and $nil relating to the outstanding SARs awards were recognized in the Company’s statements of earnings for the three months ended March 31, 2015 and 2014, respectively.

The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at March 31, 2015:

As at March 31, 2015
Weighted average fair value of the SARs	$27.36
Weighted average volatility	19.72
Weighted average risk-free interest rate	0.62%
Dividend yield	—

The following table summarizes SARs activity:

	March 31, 2015
	Number of SARs	Weighted Average Exercise Price per SAR	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance, beginning of period	1,068,001	$140.53		$13,199
Granted	190,000
Forfeited	(12,480)

Balance, end of period	1,245,521	$140.47	2.24	$2,387

(1)	The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of the Company’s ordinary shares of $152.89 at the beginning of the period, and $141.86 at the end of the period.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE BENEFITS—(Continued)

2011-2015 Annual Incentive Compensation Program

The accrued expense relating to the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program for the three months ended March 31, 2015 and 2014, was $7.9 million and $5.2 million, respectively.

Enstar Group Limited Employee Share Purchase Plan

For each of the three months ended March 31, 2015 and 2014, compensation costs of less than $0.1 million relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“Share Plan”) were recognized in the Company’s statement of earnings. For the three months ended March 31, 2015 and 2014, 3,260 and 1,559 shares, respectively, were issued to employees under the Share Plan.

Northshore Incentive Plans

Northshore Holdings Limited, a holding company that owns Atrium and its subsidiaries and Arden (“Northshore”), has implemented long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years, although certain awards began vesting in 2014. These share awards have been classified by the Company as liability awards.

For the three months ended March 31, 2015 and 2014, compensation costs of $1.5 million and $nil relating to the long-term incentive plans were recorded as part of salaries and benefits within the Company’s statement of earnings.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the three months ended March 31, 2015 and 2014, 572 and 1,029 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”). The Company recorded expenses of $0.1 million related to the restricted share units for each of the three month periods ended March 31, 2015 and 2014.

Following the resignation of Kenneth J. LeStrange from the Board of Directors, 1,560 restricted share units previously credited to his account under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on January 2, 2015, with fractional shares paid in cash.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the Providence Washington transaction in 2010 (the “PWAC Plan”), are structured as defined contribution plans.

Pension expense for the three months ended March 31, 2015 and 2014 were $2.4 million and $2.1 million, respectively. The increase for 2015 over 2014 was attributable to the increase in employee headcount (and associated additional defined contribution plan expense) as a result of the April 2014 acquisition of Torus and the January 2015 acquisition of Companion.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE BENEFITS—(Continued)

The Company recorded pension expense relating to the PWAC Plan of $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The PWAC Plan is described in Note 16 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

15. TAXATION

The Company accounts for income taxes using the estimated annual effective tax rate. The Company makes the best estimate of the annual effective tax rate expected to be applicable for the full fiscal year and applies the rate to the year-to-date income. Discrete tax adjustments are recorded in the quarter in which the event occurs.

Earnings before income taxes includes the following components:

	Three Months Ended March 31,
	2015	2014
Domestic (Bermuda)	$(24,209)	$7,010
Foreign	88,445	33,678

Total	$64,236	$40,688

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended March 31,
	2015	2014
Current:
Domestic (Bermuda)	$—	$—
Foreign	13,641	10,267

	13,641	10,267

Deferred:
Domestic (Bermuda)	—	—
Foreign	(2,897)	(2,991)

	(2,897)	(2,991)

Total tax expense	$10,744	$7,276

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. TAXATION—(Continued)

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended March 31,
	2015	2014
Earnings before income tax	$64,236	$40,688

Expected tax rate	0.0%	0.0%
Foreign taxes at local expected rates	12.1%	17.3%
Change in uncertain tax positions	0.0%	(5.5)%
Change in valuation allowance	(2.4)%	5.7%
Prior year true-up	6.8%	0.0%
Other	0.2%	0.4%

Effective tax rate	16.7%	17.9%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had no unrecognized tax benefits relating to uncertain tax positions as at both March 31, 2015 and December 31, 2014.

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

16. RELATED PARTY TRANSACTIONS

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

In addition, the Company has entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and Torus acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) the Company’s right to redeem Trident’s equity interest in the Atrium/Arden and Torus transactions in cash at fair

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. RELATED PARTY TRANSACTIONS—(Continued)

market value within the 90 days following the fifth anniversary of the Arden and Torus closings, respectively, and at any time following the seventh anniversary of the Arden and Torus closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and Torus transactions redeemed by the Company at fair market value (which the Company may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and Torus closing, respectively. As of March 31, 2015, the Company has included $383.2 million (December 31, 2014: $374.6 million) as redeemable noncontrolling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of Torus and the holding companies established in connection with the Atrium/Arden and Torus co-investment transactions. Trident also has a second representative on these boards who is a Stone Point Capital LLC employee.

As at March 31, 2015, the Company has investments in four funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point Capital LLC. The fair value of the investments in the four funds was $245.6 million and $202.6 million as at March 31, 2015 and December 31, 2014, respectively, while the fair value of the Company’s investment in the registered investment company was $26.8 million and $25.6 as at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized $2.3 million and $1.2 million respectively, in net realized and unrealized gains in respect of these investments.

The Company also has separate accounts managed by Eagle Point Credit Management, which is an affiliate of entities owned by Trident, with respect to which the Company incurred approximately $0.1 million and $0.1 million in management fees for the three months ended March 31, 2015 and 2014, respectively.

In addition, the Company has invested in two funds managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of the Company’s investments in Sound Point Capital funds was $41.1 million and $39.9 million as at March 31, 2015 and December 31, 2014, respectively. For the three months ended March 31, 2015 and 2014, the Company has recognized $1.3 million and $0.4 million, respectively, in net realized and unrealized gains in respect of Sound Point Capital investments.

Goldman Sachs & Co.

Affiliates of Goldman Sachs own approximately 4.2% of the Company’s Voting Ordinary Shares and 100% of the Company’s Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of March 31, 2015 and December, 31, 2014, the Company had investments in two funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $36.5 million and $36.3 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited which had a fair value of $23.9 million and $25.1 million respectively. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which the Company has invested. For the three months ended March 31, 2015 and 2014, the Company recognized $(1.7) million and $0.7 million, in net realized and unrealized losses and gains, respectively, in respect of the Goldman Sachs-affiliated investments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. RELATED PARTY TRANSACTIONS—(Continued)

During 2015, a Goldman Sachs affiliate began providing investment management services to one of the Company’s subsidiaries pursuant to an arms-length agreement reflecting customary terms and conditions. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs, with respect to which the Company incurred approximately $0.1 million and $nil in management fees for the three months ended March 31, 2015 and 2014, respectively.

Affiliates of Goldman Sachs own approximately 22% of Global Atlantic Financial Group (“GAFG”), which owns entities that provide reinsurance to Arden. As at March 31, 2015 and December 31, 2014, the Company’s total reinsurance recoverable from GAFG entities amounted to $40.8 million and $230.5 million, respectively. As at December 31, 2014, reinsurance balances recoverable from a particular non-rated GAFG entity with a carrying value of $175.2 million represented 10% or more of the Company’s total reinsurance balances recoverable. The $175.2 million recoverable from that GAFG entity at December 31, 2014 was secured by a trust fund. The balance of $40.8 million and $55.3 million as at March 31, 2015 and December 31, 2014 respectively, was recoverable from GAFG entities rated A- and higher.

17. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2015, the Company’s investments are held by 29 different custodians. These custodians are all large financial institutions that are highly regulated. The largest concentration of fixed maturity investments, by fair value, at a single custodian was $4.2 billion and $3.6 billion as of March 31, 2015 and December 31, 2014, respectively.

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments as of March 31, 2015 and December 31, 2014:

March 31, 2015			December 31, 2014
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
$286,000	$190,102	$95,898	$311,000	$211,115	$99,885

Guarantees

As at March 31, 2015 and December 31, 2014, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $249.2 million and $238.6 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. COMMITMENTS AND CONTINGENCIES—(Continued)

Acquisitions and Significant New Business

As of March 31, 2015, the Company has entered into a definitive agreement with respect to the purchase of NSA, which is expected to close in the third quarter of 2015. The NSA acquisition agreement is described in Note 2—“Acquisitions.”

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

18. SEGMENT INFORMATION

The Company monitors and reports its results of operations in four segments: non-life run-off, Atrium, Torus and life and annuities. These segments are described in Note 1 and Note 21 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s total assets by segment were as follows (the elimination items include the elimination of intersegment assets):

	March 31, 2015	December 31, 2014
Total assets:
Non-life run-off	$7,560,657	$5,936,187
Atrium	739,914	598,037
Torus	2,631,091	2,876,734
Life and annuities	1,373,107	1,344,593
Less:
Eliminations	(795,597)	(818,666)

	$11,509,172	$9,936,885

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SEGMENT INFORMATION—(Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three months ended March 31, 2015 and 2014 (the elimination items include the elimination of intersegment revenues and expenses):

	Three Months Ended March 31, 2015
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$18,492	$33,872	$123,622	$22,920	$—	$198,906
Fees and commission income	4,837	9,528	14	—	(2,899)	11,480
Net investment income	21,904	585	2,194	9,370	(160)	33,893
Net realized and unrealized gains	34,660	91	4,702	3,567	—	43,020

	79,893	44,076	130,532	35,857	(3,059)	287,299

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(13,100)	7,020	76,216	—	—	70,136
Life and annuity policy benefits	—	—	—	22,847	—	22,847
Acquisition costs	(1,705)	9,406	24,143	2,706	—	34,550
Salaries and benefits	32,044	8,169	15,420	2,139	—	57,772
General and administrative expenses	22,947	3,454	14,793	531	(2,899)	38,826
Interest expense	2,520	1,483	—	160	(160)	4,003
Net foreign exchange losses (gains)	5,138	(2,515)	(6,380)	(1,314)	—	(5,071)

	47,844	27,017	124,192	27,069	(3,059)	223,063

EARNINGS BEFORE INCOME TAXES	32,049	17,059	6,340	8,788	—	64,236
INCOME TAXES	(5,107)	(1,884)	(682)	(3,071)	—	(10,744)

NET EARNINGS	26,942	15,175	5,658	5,717	—	53,492
Less: Net loss (earnings) attributable to noncontrolling interest	404	(6,728)	(2,321)	—	—	(8,645)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$27,346	$8,447	$3,337	$5,717	$—	$44,847

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SEGMENT INFORMATION—(Continued)

	Three Months Ended March 31, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$2,527	$32,639	$—	$26,492	$—	$61,658
Fees and commission income	2,955	4,821	—	21	(799)	6,998
Net investment income	14,333	480	—	9,989	(454)	24,348
Net realized and unrealized gains (losses)	29,629	(107)	—	5,051	—	34,573

	49,444	37,833	—	41,553	(1,253)	127,577

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(29,182)	17,131	—	—	—	(12,051)
Life and annuity policy benefits	—	—	—	26,809	—	26,809
Acquisition costs	—	9,561	—	3,600	—	13,161
Salaries and benefits	25,846	3,533	—	2,011	—	31,390
General and administrative expenses	15,763	4,041	893	2,352	(799)	22,250
Interest expense	2,561	1,173	—	454	(454)	3,734
Net foreign exchange losses (gains)	2,130	(551)	6	11	—	1,596

	17,118	34,888	899	35,237	(1,253)	86,889

EARNINGS BEFORE INCOME TAXES	32,326	2,945	(899)	6,316	—	40,688
INCOME TAXES	(3,651)	(1,339)	—	(2,286)	—	(7,276)

NET EARNINGS	28,675	1,606	(899)	4,030	—	33,412
Less: Net earnings attributable to noncontrolling interest	(3,075)	(1,110)	360	—	—	(3,825)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,600	$496	$(539)	$4,030	$—	$29,587

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of March 31, 2015, the related condensed consolidated statements of earnings and comprehensive income for the three-month periods ended March 31, 2015 and 2014, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Enstar Group Limited and subsidiaries as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity and cash flows for the year then ended; and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG Audit Limited

Hamilton, Bermuda

May 11, 2015

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents:

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 65 insurance and reinsurance companies and portfolios of insurance and reinsurance business. We also operate active underwriting businesses, including Atrium Underwriting Group Limited and subsidiaries, or Atrium, which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609, and Torus Insurance Holdings Limited and subsidiaries, or Torus, an A- rated global specialty insurance group with multiple global underwriting platforms. We partnered with the Trident V funds in the Atrium and Torus acquisitions, with Enstar owning an approximate 59.0% interest and Trident V owning an approximate 39.3% interest in the acquired companies (and Dowling Capital Partners owning a 1.7% interest). In addition, we operate closed life and annuities businesses.

The substantial majority of our acquisitions have been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business. While our core focus remains the acquisition and management of non-life run-off business, in recent years, we expanded our business by entering into the active underwriting business. We believe that our active underwriting businesses provide an additional earnings stream, and also enhance our ability to compete for acquisition targets by providing opportunities for us, primarily through Torus, to acquire renewal rights or provide loss portfolio reinsurance in connection with such acquisitions, which may be attractive to certain vendors or may present alternative ways in which proposed transactions can be structured.

Overall, Enstar has four segments of business that are each managed, operated and reported on differently: (i) non-life run-off; (ii) Atrium; (iii) Torus; and (iv) life and annuities. For the three months ended March 31, 2014, we monitored and reported our results of operations in three segments (non-life run-off, active underwriting, and life and annuities). The active underwriting segment included the results of operations of Atrium and Arden Reinsurance Company Ltd., or Arden, as well as holding company expenses for Bayshore Holdings Limited, or Bayshore, that preceded the acquisition of Torus. Following the acquisition of Torus on April 1, 2014, we began reporting and monitoring our results on operations in our four current segments.

The table below summarizes the total number of employees we had as at March 31, 2015 and December 31, 2014 by operating segment:

	March 31, 2015	December 31, 2014
Non-life run-off	643	521
Atrium	160	157
Torus	477	474
Life and annuities	48	49

Total	1,328	1,201

The increase in head count for our non-life run-off segment was primarily atributable to the staff we assumed on completion of the acquisition of Companion Property and Casualty Insurance Company, or Companion.

Key Performance Indicator

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies. We increased our book value per share on a fully diluted basis by $1.42 from $119.22 per share as at December 31, 2014 to $120.64 as at March 31, 2015. The increase was due to net earnings for the three months ended March 31, 2015 partially offset by changes in accumulated other comprehensive income over the same period.

Recent Developments

Our transactions take the form of either acquisitions of companies or portfolio transfers, where a reinsurance contract transfers risk from the insurance or reinsurance company to one of our companies. Acquisitions and portfolio transfers (also referred to as “significant new business”) completed or signed since the beginning of 2015 are outlined below.

Acquisitions

Nationale Suisse Assurance

On February 5, 2015, our wholly-owned subsidiary, Harper Holding SARL, entered into a definitive agreement with Nationale Suisse to acquire its Belgian subsidiary, Nationale Suisse Assurance S.A., or NSA. NSA is a Belgium-based insurance company writing non-life insurance (which we expect to operate in run-off as part of our non-life run-off segment) and life insurance (which we expect to operate in run-off as part of our life and annuities segment). The total consideration for the transaction will be €33.7 million (approximately $38.5 million) (subject to certain possible closing adjustments). We expect to finance the purchase price from cash on hand. As part of the agreement, Torus has agreed to acquire NSA’s two specialty underwriting agencies, Vander Haeghen & Co and Arena. Torus is renewing certain business currently underwritten by NSA, including the business placed by these agencies, as well as other select lines. Completion of the transaction is conditioned on, among other things, governmental and regulatory approvals and satisfaction of various customary closing conditions. The transaction is expected to close during the third quarter of 2015.

Wilton Re Life Settlements

On May 5, 2015, we, through our wholly-owned subsidiary Guillamene Holdings Limited, completed the acquisitions of two Delaware limited liability companies from subsidiaries of Wilton Re Limited that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions.

The total consideration for the transaction was $173.0 million, which will be paid in two installments. The first installment of $89.1 million was paid on closing and was financed by borrowings under our revolving credit facility. The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand.

Sussex Property and Casualty Insurance Company (formerly known as Companion)

On January 27, 2015, we and our wholly-owned subsidiary Sussex Holdings, Inc., or Sussex Holdings, completed the acquisition of Companion from Blue Cross Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third-party administrative services. The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a term loan facility and 50% from cash on hand. We changed the name of Companion to Sussex Property and Casualty Insurance Company, or Sussex, following the acquisition and are operating the company as part of our non-life run-off business. In addition, Torus is renewing certain business from Companion.

Significant New Business

Reciprocal of America

On January 15, 2015, our wholly-owned subsidiary, Providence Washington Insurance Company, completed a loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business that has been in run-off since 2003. The total net insurance reserves assumed were approximately $162.1 million, with an equivalent amount of cash and/or investments being received as consideration.

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

Consolidated Results of Operations — For the Three Months Ended March 31, 2015 and 2014

The following table sets forth our consolidated statements of earnings data for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$198,906	$61,658
Fees and commission income	11,480	6,998
Net investment income	33,893	24,348
Net realized and unrealized gains	43,020	34,573

	287,299	127,577

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:	70,136	(12,051)
Life and annuity policy benefits	22,847	26,809
Acquisition costs	34,550	13,161
Salaries and benefits	57,772	31,390
General and administrative expenses	38,826	22,250
Interest expense	4,003	3,734
Net foreign exchange (gains) losses	(5,071)	1,596

	223,063	86,889

EARNINGS BEFORE INCOME TAXES	64,236	40,688
INCOME TAXES	(10,744)	(7,276)

NET EARNINGS	53,492	33,412
Less: Net earnings attributable to noncontrolling interest	(8,645)	(3,825)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$44,847	$29,587

The following table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended March 31,
	2015	2014
	(in thousands of U.S. dollars)
Segment split of earnings (losses) attributable to Enstar Group Limited:
Non-life run-off	$27,346	$25,600
Atrium	8,447	496
Torus	3,337	(539)
Life and annuities	5,717	4,030

Net earnings attributable to Enstar Group Limited	$44,847	$29,587

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Cautionary Statement Regarding Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q and in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of approximately $53.5 million and $33.4 million for the three months ended March 31, 2015 and 2014, respectively. Our comparative results were impacted by our 2014 and 2015 acquisitions, among other factors. Subsequent to March 31, 2014, we completed the acquisitions of Torus (on April 1, 2014) and Companion (on January 27, 2015), which we renamed Sussex. The change in consolidated net earnings for the three month periods ended March 31, 2015 and 2014 is more specifically attributable to the following:

Net premiums earned – Combined net premiums earned for our four operating segments were $198.9 million and $61.7 million for the three months ended March 31, 2015 and 2014, respectively. The significant increase in 2015 was due primarily to the net premiums earned by Torus and Sussex as described in greater detail in the segment discussions below.

Net investment income – Net investment income was $33.9 million and $24.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase was largely attributable to the net investment income earned on a larger base of cash and fixed maturity investments as a result of the Torus and Sussex transactions, although this was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized gains – Net realized and unrealized gains were $43.0 million and $34.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase was attributable primarily to an increase in realized and unrealized gains on our fixed maturity and other investments and decreases in U.S. investment yields during the first quarter of 2015 (particularly in longer dated fixed maturity investments) as compared to marginal decreases in treasury yields for the same period in 2014.

Net increase (reduction) in ultimate losses and loss adjustment expense liabilities – For the three months ended March 31, 2015, net ultimate losses and loss adjustment expense liabilities increased by $70.1 million, compared to a reduction of $12.1 million in the three months ended March 31, 2014. The total increase of $82.2 million for the three months ended March 31, 2015 compared to the comparative period in 2014 was due primarily to increases in current period net ultimate losses and loss adjustment expense liabilities of $90.3 million, which largely consisted of current period loss development related to the issuance of new insurance policies, partially offset by a reduction in prior period net ultimate losses and loss adjustment expense liabilities.

Life and annuity policy benefits – Life and annuity policy benefits were $22.8 million and $26.8 million for the three months ended March 31, 2015 and 2014, respectively. The movements for the three month periods ended March 31, 2015 and 2014 related entirely to our life and annuities segment and are described in greater detail in the segment discussion below.

Acquisition costs – Acquisition costs were $34.6 million and $13.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase for 2015 was due to the acquisition costs associated with the net premiums earned by Torus.

Salaries and benefits – Salaries and benefits were $57.8 million and $31.4 million for the three months ended March 31, 2015 and 2014, respectively. This increase in 2015 was due predominantly to the salaries and benefits costs associated with our increased head count relating to the Torus and

Sussex acquisitions, in addition to an increase in our bonus accrual amount for the three months ended 2015 due to higher net earnings.

General and administrative expenses – General and administrative expenses for the three months ended March 31, 2015 and 2014 were $38.8 million and $22.3 million, respectively. The increase for 2015 was due principally to general and administrative expenses associated with the Torus and Sussex acquisitions.

Net foreign exchange gains (losses) – Net foreign exchange gains (losses) for the three months ended March 31, 2015 and 2014 were $5.1 million and $(1.6) million, respectively. The net foreign exchange gains for the three months ended March 31, 2015 were primarily attributable to our holding surplus Euro and British pound liabilities at a time when the U.S. dollar was strengthening against these currencies.

Income tax expense – Income tax expenses were $10.7 million and $7.3 million for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was 16.7% for the three months ended March 31, 2015 compared with 17.9% for the same period in 2014. Income tax expense is generated through our foreign operations outside of Bermuda, principally in the United States, U.K and Australia. Our income tax expense may fluctuate significantly from period to period depending on the geographic distribution of pre-tax earnings or loss in any given period between different jurisdictions with different tax rates.

Noncontrolling interest – Net earnings attributable to noncontrolling interest for the three months ended March 31, 2015 increased by $4.8 million to $8.6 million. The increase in 2015 was primarily attributable to increased earnings during the period associated with our Torus and Atrium segments (in which there are redeemable noncontrolling interests and noncontrolling interests).

Overall, net earnings attributable to Enstar Group Limited increased $15.3 million, or 51.6%, from $29.6 million for the three months ended March 31, 2014, to $44.8 million for the three months ended March 31, 2015.

Results of Operations by Segment – For the Three Months Ended March 31, 2015 and 2014

Non-life Run-off Segment

Our non-life run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off businesses of Arden and Torus. It also includes our smaller management business, in which we manage the run-off portfolios of third parties through our service companies.

The following is a discussion and analysis of our results of operations for our non-life run-off segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$18,492	$2,527
Fees and commission income	4,837	2,955
Net investment income	21,904	14,333
Net realized and unrealized gains	34,660	29,629

	79,893	49,444

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(13,100)	(29,182)
Acquisition costs	(1,705)	—
Salaries and benefits	32,044	25,846
General and administrative expenses	22,947	15,763
Interest expense	2,520	2,561
Net foreign exchange losses	5,138	2,130

	47,844	17,118

EARNINGS BEFORE INCOME TAXES	32,049	32,326
INCOME TAXES	(5,107)	(3,651)

NET EARNINGS	26,942	28,675
Less: Net losses (earnings) attributable to noncontrolling interest	404	(3,075)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$27,346	$25,600

Summary Comparison of the Three Months Ended March 31, 2015 and 2014

In our non-life run-off segment, we reported consolidated net earnings, before net losses (earnings) attributable to noncontrolling interest, of approximately $26.9 million and $28.7 million for the three months ended March 31, 2015 and 2014, respectively.

The decrease in earnings of $1.8 million was attributable primarily to the following:

(i)	an increase in salaries and benefits of $6.2 million;

(ii)	an increase in general and administrative expenses of $7.2 million; and

(iii)	an increase in net foreign exchange losses of $3.0 million; partially offset by

(iv)	an increase in net investment income of $7.6 million;

(v)	an increase in net realized and unrealized gains of $5.0 million; and

(vi)	an increase of $3.2 million in net reduction in ultimate losses and loss adjustment expense liabilities related to prior periods.

Occasionally we write premium in our non-life run-off segment even though we do not actively seek to issue new policies in this segment. This written premium relates to the obligatory renewal of certain policies that we are in the process of placing into run-off, and the related earned premium tends to be largely or entirely offset by increases in net ultimate losses and loss adjustment expense liabilities related to these current period premiums. For the three months ended March 31, 2015 the total of: (i) net premiums earned of $18.5 million, less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $20.7 million, plus (iii) acquisition costs of $1.7 million amounted to $(0.5) million and primarily related to the Sussex. For the three months ended March 31, 2014, the total of: (i) net premiums earned of $2.5 million, less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $1.4 million, amounted to $1.1 million and related to SeaBright Holdings Inc., or SeaBright.

Noncontrolling interest in earnings for the non-life run-off segment decreased by $3.5 million to $(0.4) million for the three months ended March 31, 2015 as a result of lower earnings in those companies in which there are noncontrolling interests.

Net earnings for the non-life run-off segment attributable to Enstar Group Limited increased by $1.7 million from $25.6 million for the three months ended March 31, 2014 to $27.3 million for the three months ended March 31, 2015.

Net Premiums Earned:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Gross premiums written	$10,785		$1,319
Ceded reinsurance premiums written	2,762		(276)

Net premiums written	13,547	$12,504	1,043

Gross premiums earned	27,755		2,768
Ceded reinsurance premiums earned	(9,263)		(241)

Net premiums earned	$18,492	$15,965	$2,527

Premiums Written

Gross non-life run-off premiums written for the three months ended March 31, 2015 consisted of direct premiums written and premiums assumed primarily by Sussex. Sussex was placed into run-off immediately following the acquisition, but it is renewing expiring insurance policies where it is obligated to do so by applicable regulations. In future periods, we would expect to have declining levels of gross and net premiums written relating to the Sussex run-off business.

Premiums Earned

Gross non-life run-off premiums earned for the three months ended March 31, 2015 and 2014, totaled $27.8 million and $2.8 million, respectively. Ceded reinsurance premiums earned for the three months ended March 31, 2015 and 2014 totaled $9.3 million and $0.2 million, respectively. Accordingly, net premiums earned for the three months ended March 31, 2015 and 2014 totaled $18.5 million and $2.5 million, respectively. Premiums written and earned in 2015 primarily relate to Sussex whereas premiums written and earned in 2014 related to SeaBright.

With our expectation that premiums written by Sussex will decrease significantly over time, we believe that there will be a similar reduction in premiums earned as policies non-renew. As noted above, net premiums earned in our non-life run-off segment are largely or entirely offset by increases in net ultimate losses and loss adjustment expense liabilities related to policies issued in the current period. See also our discussion of “Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities” below.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$21,904	$7,571	$14,333	$34,660	$5,031	$29,629

Net investment income for the non-life run-off segment for the three months ended March 31, 2015 increased by $7.6 million to $21.9 million, as compared to $14.3 million for the three months ended March 31, 2014. The increase was a result of the following:

(i)	an increase of $0.8 million in investment income from equities and other investments;

(ii)	an increase of $2.9 million in other investment income related primarily to recoveries received in excess of their cost on acquired insolvent debts; and

(iii)	an increase in investment income of $3.9 million that arose primarily as a result of increased investment balances on our cash and fixed maturity portfolios as compared to those in 2014 due to our acquisition of Companion.

Net realized and unrealized gains for the non-life run-off segment for the three months ended March 31, 2015 and 2014 were $34.7 million and $29.6 million, respectively. The increase of $5.0 million was primarily attributable to:

(i)	an increase of $4.9 million in net realized and unrealized gains in our private equity and other investment holdings attributable to:

•	an increase in net realized and unrealized gains on equity funds in 2015 due to higher global equity returns in underlying portfolios as compared to those earned in 2014;

•	an increase in income earned on our private equity funds in 2015, due to higher returns earned in 2015 as compared to those earned in 2014; and

•	higher returns on our senior secured loan fund investments.

(ii)	an increase of $1.3 million related to fixed maturity securities largely due to a decrease in treasury yields; partially offset by

(iii)	a decrease of $1.2 million in net realized and unrealized gains on our equity portfolio. The decrease between 2015 and 2014 was due mostly to lower gains in our U.S. large capitalization equity exposure for the three months ended March 31, 2015 as compared to the same period in 2014.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the non-life run-off segment on its cash and investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	2.65%	2.14%	$3,844,998	$4,025,517
Other investments and equities	13.78%	11.81%	901,587	764,879
Combined overall	4.77%	3.67%	4,746,585	4,790,396

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at March 31, 2015 and 2014 were A+.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the non-life run-off segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$60,689	$4,571	$65,260	$87,155	$532	$87,687
Net change in case and LAE reserves	(9,994)	2,994	(7,000)	(63,249)	851	(62,398)
Net change in IBNR reserves	(50,439)	13,161	(37,278)	(37,397)	49	(37,348)

Increase (reduction) in estimates of net ultimate losses	256	20,726	20,982	(13,491)	1,432	(12,059)
Reduction in provisions for bad debt	(19,814)	—	(19,814)	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(13,975)	—	(13,975)	(13,359)	—	(13,359)
Amortization of fair value adjustments	(293)	—	(293)	(3,764)	—	(3,764)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(33,826)	$20,726	$(13,100)	$(30,614)	$1,432	$(29,182)

Net change in case and loss adjustment expense, or LAE, reserves comprise the movement during the period in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in incurred but not reported, or IBNR, reserves represents the change in our actuarial estimates of losses incurred but not reported, less amounts recoverable.

Three Months Ended March 31, 2015

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2015 of $13.1 million included current period incurred losses and loss adjustment expenses of $20.7 million related to current period net earned premium of $19.3 million, primarily related to Sussex. Excluding current period net ultimate losses and loss adjustment expense liabilities of $20.7 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $33.8 million, which was attributable to a reduction in provisions for bad debt of $19.8 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $14.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.3 million, partially offset by an increase in estimates of net ultimate losses of $0.3 million.

The reduction in provisions for bad debt of $19.8 million for the three months ended March 31, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Three Months Ended March 31, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended March 31, 2014 of $29.2 million included current period incurred losses and loss adjustment expense liabilities of $1.4 million related to current period net earned premiums of $1.4 million related to SeaBright. Excluding SeaBright’s current period net ultimate losses and loss adjustment expense liabilities of $1.4 million, net ultimate losses and loss adjustment expense liabilities relating to prior periods were reduced by $30.6 million, which was attributable to a reduction in estimates of net ultimate losses of $13.5 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $13.4 million, relating to 2014 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.8 million.

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

(ii)	favorable claim settlements for the three months ended March 31, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $6.7 million.

Salaries and Benefits:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$32,044	$(6,198)	$25,846

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $32.0 million and $25.8 million for the three months ended March 31, 2015 and 2014, respectively. The increase in salaries and benefits was related primarily to:

(i)	an increase in the discretionary bonus provision of approximately $2.3 million due to the increase in net earnings for the three months ended March 31, 2015 as compared to 2014. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability; and

(ii)	an increase in our average head count in our non-life run-off segment from approximately 524 for the three months ended March 31, 2014 to approximately 582 for the three months ended March 31, 2015 primarily as a result of the Sussex acquisition.

General and Administrative Expenses:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$22,947	$(7,184)	$15,763

General and administrative expenses increased by $7.2 million to $22.9 million for the three months ended March 31, 2015, as compared to $15.7 million for the three months ended March 31, 2014. Included within the expenses for the three months ended March 31, 2015 are $6.2 million related to Sussex (of which $2.6 million related to acquisition-specific expenses). Excluding the Sussex-related expenses, general and administrative expenses increased by $1.0 million primarily due to an increase in professional fees, computer and office-related expenses.

Net Foreign Exchange Losses:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$5,138	$(3,008)	$2,130

We recorded net foreign exchange losses for the non-life run-off segment of $5.1 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net foreign exchange losses for the three months ended March 31, 2015 arose primarily as a result of holding surplus Euro and British pound assets at a time when the U.S. dollar was appreciating against the Euro and British pound; partially offset by net foreign exchange gains as a result of holding surplus U.S. dollar assets in one of our subsidiaries whose functional currency is Australian dollars at a time when the Australian dollar depreciated against the U.S. dollar.

In addition to the net foreign exchange losses recorded in our consolidated statement of earnings, we recorded in our unaudited condensed consolidated statement of comprehensive income currency translation adjustment (losses) gains, net of noncontrolling interest, related to our non-life run-off segment of $(4.1) million and $3.2 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, the currency translation adjustments related primarily to our Australian-based subsidiaries.

Income Tax Expense:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$5,107	$(1,456)	$3,651

We recorded income tax expense for the non-life run-off segment of $5.1 million and $3.7 million for the three months ended March 31, 2015 and 2014, respectively.

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

The effective tax rate was 15.9% for the three months ended March 31, 2015 compared with 11.3% for same period in 2014, associated primarily with us having proportionately higher net income in our tax paying subsidiaries than in the same period for 2014.

Noncontrolling Interest:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$(404)	$3,479	$3,075

We recorded a noncontrolling interest in earnings of the non-life run-off segment of $(0.4) million and $3.1 million for the three months ended March 31, 2015 and 2014, respectively. The decrease for the three months ended March 31, 2015 was due primarily to the decrease in earnings for those companies in our non-life run-off segment where there exists a noncontrolling interest.

Atrium Segment

Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Limited, or Northshore, a holding company that owns Atrium and its subsidiaries and Arden. We acquired our interests in Atrium on November 25, 2013 and Arden on September 9, 2013.

Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, or AUL, manages and underwrites specialist insurance and reinsurance business for Lloyd’s Syndicate 609. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd., or Atrium 5, provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Arden provides reinsurance to Atrium 5 Ltd. through an approximate 65% quota share reinsurance arrangement (which is eliminated upon consolidation) and is currently in the process of running off certain other portfolios of run-off business. Results related to Arden’s discontinued business are included within our non-life run-off segment.

The following is a discussion and analysis of our results of operations for the Atrium segment for the three months ended March 31, 2015 and 2014. The results of Atrium 5 represent its proportionate share of the results of Syndicate 609 (in the Atrium 5 column). The results of AUL (in the AUL column) largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. Elimination items represent Atrium 5’s share of fees and commissions paid to AUL. The results of Northshore relate primarily to amortization of intangible assets (in the Holding Companies column) and Enstar’s acquisition financing costs (in the Enstar Specific Expenses column).

	Three Months Ended March 31, 2015
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$33,872	$—	$—	$33,872	$—	$—	$33,872
Fees and commission income	—	12,403	(2,875)	9,528	—	—	9,528
Net investment income	500	85	—	585	—	—	585
Net realized and unrealized gains	91	—	—	91	—	—	91

	34,463	12,488	(2,875)	44,076	—	—	44,076

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	7,020	—	—	7,020	—	—	7,020
Acquisition costs	9,406	—	—	9,406	—	—	9,406
Salaries and benefits	—	8,169	—	8,169	—	—	8,169
General and administrative expenses	5,039	643	(2,875)	2,807	647	—	3,454
Interest expense	—	—	—	—	—	1,483	1,483
Net foreign exchange (gains) losses	(3,175)	660	—	(2,515)	—	—	(2,515)

	18,290	9,472	(2,875)	24,887	647	1,483	27,017

EARNINGS (LOSS) BEFORE INCOME TAXES	16,173	3,016	—	19,189	(647)	(1,483)	17,059
INCOME TAXES	(1,428)	(456)	—	(1,884)	—	—	(1,884)

NET EARNINGS (LOSS)	14,745	2,560	—	17,305	(647)	(1,483)	15,175
Less: Net (earnings) loss attributable to noncontrolling interest	(5,956)	(1,034)	—	(6,990)	262	—	(6,728)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,789	$1,526	$—	$10,315	$(385)	$(1,483)	$8,447

Loss ratio (1)	20.7%
Acquisition cost ratio (2)	27.8%
Other operating expense ratio (3)	14.9%

Combined ratio (4)	63.4%

*	See footnotes 1-4 on the next page for information on how we calculate our ratios, some of which include non-GAAP financial measures.

	Three Months Ended March 31, 2014
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$32,639	$—	$—	$32,639	$—	$—	$32,639
Fees and commision income	—	6,203	(1,382)	4,821	—	—	4,821
Net investment income	319	134	—	453	27	—	480
Net realized and unrealized gains	—	(12)	—	(12)	(95)	—	(107)

	32,958	6,325	(1,382)	37,901	(68)	—	37,833

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	17,131	—	—	17,131	—	—	17,131
Acquisition costs	9,561	—	—	9,561	—	—	9,561
Salaries and benefits	—	3,533	—	3,533	—	—	3,533
General and administrative expenses	3,407	847	(1,382)	2,872	1,169	—	4,041
Interest expense	—	6	—	6	—	1,167	1,173
Net foreign exchange gains	(272)	(279)	—	(551)	—	—	(551)

	29,827	4,107	(1,382)	32,552	1,169	1,167	34,888

EARNINGS (LOSS) BEFORE INCOME TAXES	3,131	2,218	—	5,349	(1,237)	(1,167)	2,945
INCOME TAXES	(680)	(659)	—	(1,339)	—	—	(1,339)

NET EARNINGS (LOSS)	2,451	1,559	—	4,010	(1,237)	(1,167)	1,606
Less: Net (earnings) loss attributable to noncontrolling interest	(981)	(624)	—	(1,605)	495	—	(1,110)

NET EARNING (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,470	$935	$—	$2,405	$(742)	$(1,167)	$496

Loss ratio (1)	52.5%
Acquisition cost ratio (2)	29.3%
Other operating expense ratio (3)	10.4%

Combined ratio (4)	92.2%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned by Atrium 5.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Atrium 5.
(3)	Other operating expense ratio is obtained by dividing general and administrative expenses attributable to Atrium 5 by net premiums earned by Atrium 5. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses and salaries and benefits of AUL (including those eliminated) and Atrium holding companies. The most directly comparable GAAP financial measure would be to include these AUL and Atrium holding company expenses (including AUL expenses eliminated), which would result in a ratio of 34.3% and 23.2% for the three months ended March 31, 2015 and 2014, respectively.
(4)	Our combined ratio is the sum of: (i) our loss ratio; (ii) our acquisition cost ratio; and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure because of the exclusions from the other operating expense ratio described in footnote (3). The most directly comparable GAAP financial measure would be to include the holding company and AUL expenses excluded from the other operating expense ratio, which would result in a ratio of 82.8% and 105.0% for the three months ended March 31, 2015 and 2014, respectively. Our historical combined ratio may not be indicative of future underwriting performance.

Non-GAAP Financial Measures

We provide loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio in our discussions of the results for the Atrium segment in order to provide more complete information regarding our underwriting results. The ratios are calculated by dividing the related expense by net earned premiums, and the combined ratio is the sum of these ratios. Our other operating expense and combined ratios are considered to be “non-GAAP” financial measures, which may be defined or calculated differently by other companies.

The Atrium other operating expense ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations at Atrium. In the other operating expense ratio, the excluded holding company general and administrative expenses relate to amortization of the definite-lived intangible assets.

The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. The excluded AUL salaries and benefits expenses relate to salaries, benefits, bonuses expenses, and current year share grant costs for AUL managing agency employees. We believe it is a more meaningful presentation to exclude these costs because they are principally funded by the profit commission fees earned from Syndicate 609.

Summary Comparison of the Three Months Ended March 31, 2015 and 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of approximately $15.2 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.

The increase of earnings of $13.6 million was attributable primarily to the following:

(i)	an increase in net underwriting result of $11.5 million principally related to an increase in net premiums earned of $1.3 million and a reduction of $10.1 million in net increase in ultimate losses and loss adjustment expense liabilities, which were largely due to lower losses on current period earned premium and favorable prior period reserve development;

(ii)	an increase in fees and commission income of $4.7 million; and

(iii)	an increase in net foreign exchange gains of $2.0 million; partially offset by

(iv)	an increase in salaries and benefits of $4.7 million.

Net earnings attributable to the noncontrolling interest of the Atrium segment increased by $5.6 million to $6.7 million for the three months ended March 31, 2015 as a result of increased earnings during the period associated with the Atrium segment. Net earnings for the Atrium segment attributable to Enstar Group Limited increased by $8.0 million from $0.5 million for the three months ended March 31, 2014 to $8.4 million for the three months ended March 31, 2015. The noncontrolling interests’ share of earnings is greater than their 40.39% share of the Atrium segment’s net earnings primarily due to interest expense in respect of borrowings under our revolving credit facility that are recorded within the Atrium segment and 100% attributable to us.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three months ended March 31, 2015 and 2014:

	Gross Premiums Written		Gross Premiums Written
	Three Months Ended March 31, 2015	% of Total Gross Premiums Written	Three Months Ended March 31, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine Property	$7,117	14.6%	$8,032	16.9%
Property and Casualty Binding Authorities	8,313	17.0%	7,243	15.2%
Upstream Energy	4,910	10.0%	6,232	13.1%
Reinsurance	8,212	16.8%	5,811	12.2%
Accident and Health	4,895	10.0%	5,716	12.0%
Non-Marine Direct and Facultative	3,833	7.8%	3,904	8.2%
Liability	5,263	10.8%	4,135	8.7%
Aviation	3,363	6.9%	3,895	8.2%
War and Terrorism	3,007	6.1%	2,609	5.5%

Total	$48,913	100.0%	$47,577	100.0%

Gross premiums written were $48.9 million and $47.6 million for the three months ended March 31, 2015 and 2014, respectively.

Net Premiums Earned:

The following table provides net premiums earned by line of business for the three months ended March 31, 2015 and 2014:

	Net Premiums Earned
	Three Months Ended March 31, 2015	% of Total Net Premiums Earned	Three Months Ended March 31, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine Property	$5,185	15.3%	$5,265	16.1%
Property and Casualty Binding Authorities	6,982	20.5%	5,508	16.9%
Upstream Energy	3,743	11.1%	5,015	15.4%
Reinsurance	3,111	9.2%	3,009	9.2%
Accident and Health	3,215	9.5%	3,942	12.1%
Non-Marine Direct and Facultative	3,626	10.7%	3,656	11.2%
Liability	4,388	13.0%	3,001	9.2%
Aviation	1,769	5.2%	1,766	5.4%
War and Terrorism	1,853	5.5%	1,477	4.5%

Total	$33,872	100.0%	$32,639	100.0%

Net premiums earned were $33.9 million and $32.6 million for the three months ended March 31, 2015 and 2014 respectively.

Fees and Commission Income:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$9,528	4,707	$4,821

The Atrium segment earned fees and commission income of approximately $9.5 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively. The fees represent management and profit commission fees earned by us in relation to Atrium’s management of Syndicate 609. Atrium’s fees and commission income increased by $4.7 million as a result of the increase in net earnings for Syndicate 609 during the three months ended March 31, 2015 as compared to the same period in 2014.

Net Investment Income and Net Realized and Unrealized Gains (Losses):

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains (Losses)
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$585	$105	$480	$91	$198	$(107)

Net investment income for the Atrium segment for the three months ended March 31, 2015 increased by $0.1 million to $0.6 million, as compared to $0.5 million for the three months ended March 31, 2014. Atrium’s investment portfolio returned 0.82% as the investment portfolio was allocated to cash and short-duration fixed maturity investments. Fixed income yields in U.S. Dollars, Euros and British pounds remained low in 2015, which had a significant impact on the Atrium portfolio.

Net Increase in Ultimate Losses and Loss Adjustment Expenses Liabilities:

For the three months ended March 31, 2015, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $7.0 million, including net favorable prior period reserve development of $7.9 million principally due to claims improvement and reserve releases related to our Upstream Energy, Aviation, Marine and Property lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the current period of $14.9 million has been recorded based on expected loss ratios on current period earned premium.

For the three months ended March 31, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $17.1 million, including net favorable prior period reserve development of $4.2 million principally due to claims improvement and reserve releases related to our Upstream Energy, Accident and Health and Marine and Property lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the 2014 current period of $21.3 million was recorded based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$8,169	(4,636)	$3,533

Salaries and benefits for the Atrium segment were $8.2 million and $3.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase in salaries and benefits of

$4.6 million was attributable to an increase in share grant costs of $1.5 million related to the Atrium employee equity awards which were established subsequent to April 1, 2014 and an increase of $3.1 million in expenses related to the discretionary bonus plan. Expenses relating to the discretionary bonus plan will be variable and dependent on Atrium’s overall profitability.

General and Administrative Expenses:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$3,454	587	$4,041

General and administrative expenses for the Atrium segment were $3.5 million and $4.0 million for the three months ended March 31, 2015 and 2014, respectively. This was comprised of $2.8 million related to AUL’s direct expenses and Atrium’s share of the syndicate expenses for both the three month periods ended March 31, 2015 and 2014, and related primarily to office expenses and professional fees. In addition, expenses of $0.5 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively, related to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

Net Foreign Exchange Gains:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$2,516	1,965	$551

Net foreign exchange gains for the Atrium segment of $2.5 million and $0.5 million were recorded for the three months ended March 31, 2015 and 2014, respectively. The increase in net foreign exchange gains for the three months ended March 31, 2015 was attributable to the holding of surplus British pound liabilities at a time when the British pound depreciated against the U.S. dollar.

Torus Segment

Our Torus segment is comprised of the active underwriting operations and financial results of Bayshore Holdings Limited, or Bayshore, a holding company that owns Torus and its subsidiaries. We acquired our interest in Torus on April 1, 2014.

Torus is an A- rated global specialty insurer with multiple global underwriting platforms, including Lloyd’s Syndicate 1301. Torus offers a diverse range of property, casualty and specialty insurance through its operations in the U.K., Continental Europe, the U.S. and Bermuda. Results relating to Torus’ run-off lines of business are included within our non-life run-off segment.

The following is a discussion and analysis of our results of operations for the Torus segment for the three months ended March 31, 2015 and 2014. These results reflect both the results of Torus Insurance Holdings Limited and its subsidiaries (in the Torus column) and the expenses related to Enstar management fees, the amortization of intangible assets, and acquisition-related expenses, each as incurred by Bayshore (in the Holding Companies column).

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Torus	Holding Companies	Total	Torus	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$125,673	$(2,051)	$123,622	$—	$—	$—
Fees and commision income	14	—	14	—	—	—
Net investment income	2,194	—	2,194	—	—	—
Net realized and unrealized gains	4,702	—	4,702	—	—	—

	132,583	(2,051)	130,532	—	—	—

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	76,758	(542)	76,216	—	—	—
Acquisition costs	24,143	—	24,143	—	—	—
Salaries and benefits	15,386	34	15,420	—	—	—
General and administrative expenses	13,439	1,354	14,793	—	893	893
Net foreign exchange (gains) losses	(6,127)	(253)	(6,380)	—	6	6

	123,599	593	124,192	—	899	899

EARNINGS (LOSS) BEFORE INCOME TAXES	8,984	(2,644)	6,340	—	(899)	(899)
INCOME TAXES	(682)	—	(682)	—	—	—

NET EARNINGS (LOSS)	8,302	(2,644)	5,658	—	(899)	(899)
Less: Net (earnings) loss attributable to noncontrolling interest	(3,405)	1,084	(2,321)	—	360	360

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,897	$(1,560)	$3,337	$—	$(539)	$(539)

Loss ratio (1)	61.1%
Acquisition cost ratio (2)	19.2%
Other operating expense ratio (3)	22.9%

Combined Ratio	103.2%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned attributable to Torus. Loss ratio is a non-GAAP financial measure because it excludes the net increase in ultimate losses and loss adjustment expense liabilities and net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 61.7% for the three months ended March 31, 2015.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Torus. Acquisition cost ratio is a non-GAAP financial measure because it excludes the net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include this holding company expense, which would result in a ratio of 19.5% for the three months ended March 31, 2015.

(3)	Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Torus by net premiums earned by Torus. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses, salaries and benefits and the net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 24.4% for the three months ended March 31, 2015.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure because of the exclusions described in footnotes (1), (2) and (3). The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 105.6% for the three months ended March 31, 2015. Our historical combined ratio may not be indicative of future underwriting performance.

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

The Torus ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations at Torus. In the loss ratio, the excluded net premiums earned and net increases in ultimate losses and loss adjustment expense liabilities of the holding companies relate to amortization of our fair value adjustment associated with unearned premium reserves acquired on the acquisition date. Torus includes all of its fair value purchase accounting adjustments established at the date of acquisition as part of the holding companies. In the other operating expense ratio, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case as incurred at the holding company level.

Summary Comparison of the Three Months Ended March 31, 2015 and 2014

For the Torus segment, we reported net earnings, before net earnings (loss) attributable to noncontrolling interest, of approximately $5.7 million and $(0.9) million for the three months ended March 31, 2015 and 2014, respectively.

The increase of earnings of $6.6 million was attributable primarily to the following:

(i)	net underwriting result of $23.3 million for the three months ended March 31, 2015 (net premiums earned of $123.6 million less $76.2 million in net increase in ultimate losses and loss adjustment expense liabilities and $24.1 million of acquisition costs);

(ii)	net investment income and net realized and unrealized gains of $6.9 million for the three months ended March 31, 2015; and

(iii)	net foreign exchange gains of $6.4 million for the three months ended March 31, 2015; partially offset by

(iv)	salaries and benefits of $15.4 million for the three months ended March 31, 2015;

(v)	an increase in general and administrative expenses of $13.9 million; and

(vi)	income taxes of $0.7 million for the three months ended March 31, 2015.

Noncontrolling interest in earnings of the Torus segment increased by $2.7 million to $2.3 million for the three months ended March 31, 2015 as a result of an increase in net earnings of the Torus segment. Net earnings for the Torus segment attributable to Enstar Group Limited increased by $3.8 million from $(0.5) million for the three months ended March 31, 2014 to $3.3 million for the three months ended March 31, 2015. As of March 31, 2015, Trident and Dowling held a combined 41.02% noncontrolling interest in the Torus segment.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Torus segment for the three months ended March 31, 2015:

	Gross Premiums Written
	Three Months Ended March 31, 2015	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$57,637	30.2%
Property	36,278	19.0%
Aviation and Space	11,117	5.8%
Workers Compensation	25,843	13.6%
Casualty:
U.S. Excess Casualty	30,844	16.2%
Healthcare	6,768	3.6%
U.S. Management and Professional Liability	6,866	3.6%
Non-U.S. Management and Professional Liability	9,026	4.7%
Accident and Health	6,318	3.3%

Total Casualty	59,822	31.4%

Total	$190,697	100.0%

Net Premiums Earned:

The following table provides net premiums earned by line of business for the three months ended March 31, 2015:

	Net Premiums Earned
	Three Months Ended March 31, 2015	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$23,864	19.3%
Property	23,843	19.3%
Aviation and Space	19,322	15.6%
Workers Compensation	16,448	13.3%
Casualty:
U.S. Excess Casualty	21,633	17.6%
Healthcare	6,463	5.2%
U.S. Management and Professional Liability	5,229	4.2%
Non-U.S. Management and Professional Liability	4,568	3.7%
Accident and Health	2,252	1.8%

Total Casualty	40,145	32.5%

Total	$123,622	100.0%

Net premiums earned for the Torus segment for the three months ended March 31, 2015 were $123.6 million, which included $2.1 million of holding company expense related to the amortization of our fair value adjustment associated with Torus’ acquisition date unearned premium reserves. Excluding the holding company expense, net premiums earned for the three months ended March 31, 2015 were $125.7 million.

Net Investment Income and Net Realized and Unrealized Gains:

Net investment income for the Torus segment for the three months ended March 31, 2015 was $2.2 million. Net realized and unrealized gains for the Torus segment for the period from January 1, 2015 to March 31, 2015 were $4.7 million. The average credit ratings of our fixed maturity investments in the Torus segment as at March 31, 2015 were AA-.

Net Increase in Ultimate Losses and Loss Adjustment Expenses Liabilities:

For the three months ended March 31, 2015, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $76.2 million, including net favorable prior period reserve development of $1.2 million. A net increase in ultimate losses and loss adjustment expense liabilities for the current period of $77.4 million has been recorded based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Salaries and Benefits:

Salaries and benefits costs for the Torus segment were $15.4 million for the three months ended March 31, 2015. The salary and benefit expense was related primarily to $14.9 million of direct expense for employees of Torus, including discretionary bonus costs accrued of approximately $1.6 million and $0.3 million of costs associated with employee share awards granted to certain Torus employees in the period.

General and Administrative Expenses:

General and administrative expenses for the Torus segment were $14.8 million for the three months ended March 31, 2015 compared to $0.9 million for the three months ended March 31, 2014. The amounts were comprised of $13.4 million directly incurred by Torus’ operations including $1.4 million of rent and related property expenses, $3.4 million of computer related expenditure and $1.2 million of depreciation. In addition, expenses of $1.4 million for the three months ended March 31, 2015 were related to the amortization of definite-lived intangible assets in the Torus segment holding companies. The expenses for the three months ended March 31, 2014 were related to acquisition-expenses associated with the Torus acquisition.

Life and Annuities Segment

Our life and annuities segment consists of the operations of our subsidiaries managing our closed-block of life and annuity business, which primarily consists of the U.S. life and annuities operations of HSBC Holdings plc (which we refer to as Pavonia) that we acquired on March 31, 2013.

We have also signed a definitive agreement to acquire NSA, which is anticipated to close during the third quarter of 2015. The transaction is expected to add life policy benefits of approximately $121.0 million to this segment, comprised of credit and traditional life insurance business that we will operate in run-off.

	Three Months Ended March 31
	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$22,920	$26,492
Fees and commission income	—	21
Net investment income	9,370	9,989
Net realized and unrealized gains	3,567	5,051

	35,857	41,553

EXPENSES
Life and annuity policy benefits	22,847	26,809
Acquisition costs	2,706	3,600
Salaries and benefits	2,139	2,011
General and administrative expenses	531	2,352
Interest expense	160	454
Net foreign exchange (gains) losses	(1,314)	11

	27,069	35,237

EARNINGS BEFORE INCOME TAXES	8,788	6,316
INCOME TAXES	(3,071)	(2,286)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,717	$4,030

Net Premiums Earned:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Term life insurance	$6,863	$(820)	$7,683
Assumed life reinsurance	4,440	172	4,268
Credit life and disability	11,617	(2,926)	14,541

	$22,920		$26,492

Net premiums earned in our life and annuities segment were $22.9 million and $26.5 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in net premiums earned is the result of the run-off of policies during the period. The premiums in the life and annuities segment are expected to reduce by approximately 15 to 20% per annum as the blocks of business continue to run-off and policies lapse. Acquisition costs for the three months ended March 31, 2015 and 2014 of approximately $2.7 million and $3.6 million, respectively, are associated with premiums earned by Pavonia’s Canadian operations. Substantially all of the net premiums earned in the three months ended March 31, 2015 and 2014 relate to the U.S. and Canadian business of the Pavonia companies.

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

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended March 31,
	Net Investment Income			Net Realized and Unrealized Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$9,370	$(619)	$9,989	$3,567	$(1,484)	$5,051

Net investment income for the life and annuities segment for the three months ended March 31, 2015 and 2014 was $9.4 million and $10.0 million, respectively. The decrease in net investment income was due to a decrease in investment balances in our cash and fixed maturity portfolio and lower reinvestment yields as compared to those in 2014.

Net realized and unrealized gains for the three months ended March 31, 2015 and 2014 were $3.6 million and $5.1 million, respectively. The decrease in net realized and unrealized gains of $1.5 million was primarily due to reduced unrealized gains on fixed maturity investments in respect of the Pavonia companies. The reduced gains were due mostly to increases across the U.S. yield curve during the three months ended March 31, 2015 as compared to decreases in the same period in 2014.

The current operation of one of the Pavonia companies relates solely to periodic payment annuities, or PPA. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and earns investment income. As a result, we would not anticipate any unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises approximately 70% of the Pavonia investments. The remaining 30% of the Pavonia investments consists of fixed maturity investments classified as trading securities, which constitute 28% of Pavonia’s investments and relate to the non-periodic payment annuity business, with the remaining 2% of Pavonia’s investments held as equities and other investments.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)), earned by the life and annuities segment on its cash and investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	4.04%	4.25%	$1,247,192	$1,344,924
Other investments and equities	6.31%	21.61%	21,695	11,928
Combined overall	4.08%	4.43%	1,268,887	1,356,852

The average credit ratings of our fixed maturity investment of our life and annuities segment as at March 31, 2015 and 2014 were A+.

Life and Annuity Policy Benefits:

	Three Months Ended March 31,
	2015	Variance	2014
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$11,198	$2,192	$13,390
Reductions in periodic payment annuity benefit reserves	(4,829)	(2,406)	(7,235)

Net change in periodic payment annuity benefit reserves	6,369		6,155

Net life claims benefits paid	20,413	2,023	22,436
Net change in life claims benefit reserves	(6,486)	906	(5,580)
Amortization of fair value adjustments	2,551	1,247	3,798

Net ultimate change in life benefit reserves	16,478		20,654

	$22,847		$26,809

Life and annuity policy benefits were $22.8 million and $26.8 million for the three months ended March 31, 2015 and 2014, respectively. Net ultimate change in life benefit reserves of $16.5 million in the three months ended March 31, 2015 was comprised of net life claims benefits paid of $20.4 million and amortization of fair value adjustments of $2.6 million, partially offset by net change in life claims benefit reserves of $6.5 million. The decrease in net life claims benefits paid is primarily a result of the run-off of the business.

General and Administrative Expenses:

	Three Months Ended March 31
	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$531	$1,821	$2,352

General and administrative expenses for the life and annuities segment were $0.5 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in expenses for the three months ended March 31, 2015 is primarily attributable to the finalization with the seller of the purchase price for the Pavonia business, which resulted in a release of a previously accrued acquisition date liability of $1.8 million.

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

At March 31, 2015, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of approximately $8.45 billion, compared to approximately $7.50 billion at December 31, 2014. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds. The increase in our total cash and cash equivalents, restricted cash and cash equivalents and investments was primarily attributable to our acquisition of Companion on January 27, 2015.

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

On an annual basis, both Atrium and Torus purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third-party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of Torus’ total third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

As at March 31, 2015 and December 31, 2014, we had reinsurance balances recoverable of $1.79 billion and $1.33 billion, respectively. The increase of $455.7 million in reinsurance balances recoverable was primarily a result of the Companion acquisition.

Top Ten Reinsurers

The following table shows, for each segment, the total reinsurance balances recoverable by reinsurer as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015						As at December 31, 2014
	Reinsurance Balances Recoverable						Reinsurance Balances Recoverable
	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total

	(in thousands of U.S. dollars)
Top Ten Reinsurers	$894,811	$22,165	$123,762	$15,039	$1,055,777	59.1%	$667,325	$23,635	$158,117	$15,089	$864,166	64.9%
Other reinsurers balances ≥ $1 million	495,363	4,496	202,217	10,419	712,495	39.9%	256,929	4,917	181,196	10,692	453,734	34.1%
Other reinsurers balances ≤ $1 million	14,177	462	2,998	1,390	19,027	1.0%	6,205	1,015	5,741	694	13,655	1.0%

Total	$1,404,351	$27,123	$328,977	$26,848	$1,787,299	100.0%	$930,459	$29,567	$345,054	$26,475	$1,331,555	100.0%

At March 31, 2015 and December 31, 2014, the top ten reinsurers of our business accounted for 59.1% and 64.9%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $471.0 million and $310.9 million, respectively, of IBNR reserves recoverable. With the exception of three non-rated reinsurers from which $416.8 million was recoverable (December 31, 2014: $175.2 million related to one reinsurer), the other top ten reinsurers, as at March 31, 2015 and December 31, 2014, were all rated A- or better.

As at March 31, 2015, there were no reinsurers which represented 10% or more of total reinsurance balances recoverable. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers, which represented 10% or more of total reinsurance balances recoverable.

Provisions for Uncollectible Reinsurance Balances Recoverable

The following table shows the total reinsurance balances recoverable by rating of reinsurer along with our provisions for uncollectible reinsurance balances recoverable, or provisions for bad debt, as at March 31, 2015 and December 31, 2014. The provisions for bad debt all relate to the non-life run-off segment.

	As at March 31, 2015			As at December 31, 2014
	Reinsurance Balances Recoverable			Reinsurance Balances Recoverable
	Gross	Provisions for Bad Debt	Net	Gross	Provisions for Bad Debt	Net
	(in thousands of U.S. dollars)
Reinsurers rated A- or above	$1,247,567	$52,494	$1,195,073	$1,126,944	$80,995	$1,045,949
Reinsurers rated below A-, secured (trust funds or letters of credit)	491,776	—	491,776	204,544	—	204,544
Reinsurers rated below A-, unsecured	305,951	205,501	100,450	289,976	208,914	81,062

Total	$2,045,294	$257,995	$1,787,299	$1,621,464	$289,909	$1,331,555

Provisions for bad debt as a percentage of gross reinsurance balances recoverable		12.6%			17.9%

To estimate the provisions for bad debt, the reinsurance recoverable is first allocated to applicable reinsurers. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provisions for bad debt to total reinsurance balances recoverable (excluding provisions for bad debt) as of March 31, 2015 decreased to 12.6% as compared to 17.9% as of December 31, 2014, primarily as a result of reinsurance balances recoverable of Companion acquired during the period that required minimal provisions for bad debt, and commutation of certain reinsurance balances recoverable with a reinsurer for which we had held a provision for bad debt.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Total cash (used in) provided by:	2015	2014
	(in thousands of U.S. dollars)
Operating activities	$(219,405)	$(31,072)
Investing activities	144,948	(263,779)
Financing activities	109,000	295,800
Effect of exchange rate changes on cash	(15,444)	1,033

Net increase in cash and cash equivalents	19,099	1,982
Cash and cash equivalents, beginning of period	963,402	643,841

Cash and cash equivalents, end of period	$982,501	$645,823

See “Item 1. Financial Statements—Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2015 and 2014” for further information.

Operating

Net cash used by our operating activities for the three month periods ended March 31, 2015 and 2014 was $219.4 million and $31.1 million, respectively. The increase of $188.3 million was due primarily to the following:

(i)	a net increase of $338.6 million in purchases, sales and maturities of trading securities between 2015 and 2014; partially offset by

(ii)	an increase in the net changes in assets and liabilities of $131.5 million between 2015 and 2014; and

(iii)	an increase in net earnings of $20.1 million between 2015 and 2014.

Investing

Investing cash flows consist primarily of cash acquired net of acquisitions and proceeds from the sale and purchase of available-for-sale securities and other investments. Net cash provided by investing activities was $144.9 million during the three month period ended March 31, 2015 compared to net cash used of $263.8 million during the three month period ended March 31, 2014. The increase of $408.7 million in investing cash flows between 2015 and 2014 was due primarily to the following:

(i)	an increase of $140.5 million in net cash acquired between 2015 and 2014, due primarily to the acquisition of Companion;

(ii)	an increase in restricted cash and cash equivalents of $39.7 million during 2015 compared to a decrease of $209.5 million during 2014; and

(iii)	an increase of $18.8 million in cash provided by the net purchases, sales and maturities of available-for-sale securities between 2015 and 2014; partially offset by

(iv)	an increase of $4.8 million in cash used in the net purchases and redemptions of other investments.

Financing

Net cash provided by financing activities was $109.0 million during the three month period ended March 31, 2015 compared to $295.8 million during the three month period ended March 31, 2014. The decrease of $186.8 million in cash provided by financing activities was primarily attributable to the following:

(i)	contributions to surplus by Trident of $260.8 million in 2014 (related to the Torus acquisition) compared to $nil in 2015; partially offset by

(ii)	an increase of $39.0 million in cash received from bank loans between 2015 and 2014, and a decrease of $35.0 million in the repayment of bank loans between 2015 and 2014.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturities, equities and other investments, were $8.45 billion as of March 31, 2015 compared to $7.50 billion as of December 31, 2014, an increase of 12.7%. The increase in cash and invested assets resulted principally from the completion of the acquisition of Companion.

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

The table below shows the aggregate amounts of our investments carried at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$751,878	12.2%	$769,002	14.8%
Non-U.S. government	397,589	6.4%	439,439	8.5%
Corporate	2,595,561	42.2%	2,087,929	40.2%
Municipal	130,083	2.1%	25,607	0.5%
Residential mortgaged-backed	411,725	6.7%	311,864	6.0%
Commercial mortgage-backed	171,270	2.8%	139,907	2.7%
Asset-backed	602,666	9.8%	430,170	8.3%

Fixed maturity investments	5,060,772	82.2%	4,203,918	81.0%
Other investments	919,323	15.0%	836,868	16.1%
Equities—U.S.	127,174	2.1%	106,895	2.1%
Equities—International	44,909	0.7%	43,235	0.8%

Total investments	$6,152,178	100.0%	$5,190,916	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$20,683	2.5%	$20,559	2.5%
Non-U.S. government	39,321	4.7%	38,689	4.7%
Corporate	772,225	92.8%	767,124	92.8%

Total investments	$832,229	100.0%	$826,372	100.0%

As at March 31, 2015, we held investments on our balance sheet totaling approximately $7.0 billion compared to approximately $6.0 billion at December 31, 2014, with net unrealized losses included in accumulated comprehensive income of $6.3 million at March 31, 2015 compared to $3.0 million at December 31, 2014. As at March 31, 2015, we had approximately $4.2 billion of restricted assets compared to approximately $3.6 billion at December 31, 2014.

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

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income hedge funds, equity funds, a real estate debt fund, CLO equities and CLO equity funds. At March 31, 2015, these other investments totaled $919.3 million, or 13.2%, of our total balance sheet investments (December 31, 2014: $836.9 million or 13.9%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at March 31, 2015, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at March 31, 2015, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
One year or less	$849,766	14.4%	$893,490	17.8%
More than one year through two years	893,843	15.2%	853,279	16.9%
More than two years through five years	1,608,874	27.3%	1,313,918	26.1%
More than five years through ten years	559,831	9.5%	390,691	7.8%
More than ten years	795,026	13.5%	696,971	13.9%

	4,707,340	79.9%	4,148,349	82.5%
Residential mortgage-backed	411,725	7.0%	311,864	6.2%
Commercial mortgage-backed	171,270	2.9%	139,907	2.8%
Asset-backed	602,666	10.2%	430,170	8.5%

Total	$5,893,001	100.0%	$5,030,290	100.0%

As at March 31, 2015 and December 31, 2014, our fixed maturity and short-term investment portfolios had an average credit quality rating of A+ and AA-, respectively. At March 31, 2015 and December 31, 2014, our fixed maturity investments rated BBB or lower comprised 11.9% and 9.4% of our total investment portfolio, respectively.

At March 31, 2015, we had $180.8 million of short-term investments (December 31, 2014: $130.5 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At March 31, 2015	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$746,597	$751,878	12.2%	$680,282	$63,141	$8,455	$—	$—	$—
Non-U.S. government	417,780	397,589	6.4%	147,191	150,830	63,398	25,162	11,008	—
Corporate	2,612,990	2,595,561	42.2%	155,530	451,465	1,369,099	548,462	62,957	8,048
Municipal	132,331	130,083	2.1%	8,311	40,064	81,708	—	—	—
Residential mortgage-backed	411,628	411,725	6.7%	392,353	4,225	8,946	4,889	1,302	10
Commercial mortgage-backed	170,851	171,270	2.8%	86,454	12,079	53,549	18,783	405	—
Asset-backed	603,993	602,666	9.8%	253,093	131,830	123,892	37,357	56,269	225

Total fixed maturity and short-term investments	$5,096,170	5,060,772	82.2%	1,723,214	853,634	1,709,047	634,653	131,941	8,283

				34.1%	16.9%	33.7%	12.5%	2.6%	0.2%
Equities
U.S.		127,174	2.1%	—	—	—	—	—	127,174
International		44,909	0.7%	—	—	—	—	—	44,909

Total equities		172,083	2.8%	—	—	—	—	—	172,083

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		214,540	3.5%	—	—	—	—	—	214,540
Fixed income funds		333,986	5.4%	—	—	—	—	—	333,986
Fixed income hedge funds		77,036	1.2%	—	—	—	—	—	77,036
Equity funds		157,974	2.6%	—	—	—	—	—	157,974
Real estate debt fund		74,658	1.2%	—	—	—	—	—	74,658
CLO equities		43,249	0.7%	—	—	—	—	—	43,249
CLO equity funds		16,217	0.3%	—	—	—	—	—	16,217
Other		1,663	0.1%	—	—	—	—	—	1,663

Total other investments		919,323	15.0%	—	—	—	—	—	919,323

				0%	0%	0%	0%	0%	100.0%
Total investments		$6,152,178	100.0%	$1,723,214	$853,634	$1,709,047	$634,653	$131,941	$1,099,689

				28.1%	13.9%	27.7%	10.3%	2.1%	17.9%

At December 31,2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$766,967	$769,002	14.8%	$—	$766,175	$2,827	$—	$—	$—
Non-U.S. government	448,661	439,439	8.5%	162,813	169,859	68,839	37,928	—	—
Corporate	2,100,972	2,087,929	40.2%	117,545	505,697	1,080,974	331,657	31,603	20,453
Municipal	25,452	25,607	0.5%	5,993	11,790	7,824	—	—	—
Residential mortgage-backed	311,152	311,864	6.0%	32,023	269,777	4,351	4,584	1,118	11
Commercial mortgage-backed	139,984	139,907	2.7%	79,016	21,223	19,266	19,414	988	—
Asset-backed	431,509	430,170	8.3%	245,767	64,838	29,586	11,911	78,068	—

Total fixed maturity and short-term investments	$4,224,697	4,203,918	81.0%	643,157	1,809,359	1,213,667	405,494	111,777	20,464

				15.3%	43.0%	28.9%	9.6%	2.7%	0.5%
Equities
U.S.		106,895	2.1%	—	—	—	—	—	106,895
International		43,235	0.8%	—	—	—	—	—	43,235

Total equities		150,130	2.9%	—	—	—	—	—	150,130

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments
Private equity funds		197,269	3.8%	—	—	—	—	—	197,269
Fixed income funds		335,026	6.4%	—	—	—	—	—	335,026
Fixed income hedge funds		59,627	1.1%	—	—	—	—	—	59,627
Equity funds		150,053	2.9%	—	—	—	—	—	150,053
Real estate debt fund		33,902	0.7%	—	—	—	—	—	33,902
CLO equities		41,271	0.8%	—	—	—	—	—	41,271
CLO equity funds		16,022	0.3%	—	—	—	—	—	16,022
Other		3,698	0.1%	—	—	—	—	—	3,698

Total other investments		836,868	16.1%	—	—	—	—	—	836,868

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$5,190,916	100.0%	$643,157	$1,809,359	$1,213,667	$405,494	$111,777	$1,007,462

				12.4%	34.9%	23.4%	7.8%	2.1%	19.4%

The following table summarizes the composition of the amortized cost and fair value of our held-to-maturity fixed maturity investments as at March 31, 2015 and December 31, 2014 by ratings as assigned by major rating agencies.

At March 31, 2015	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$20,166	$20,683	2.5%	$19,263	$1,371	$—	$—	$—	$49
Non-U.S. government	38,454	39,321	4.7%	0	31,026	8,295	—	—	—
Corporate	746,678	772,225	92.8%	48,608	136,005	522,909	58,560	5,875	268

Total fixed maturity investments	$805,298	$832,229	100.0%	$67,871	$168,402	$531,204	$58,560	$5,875	$317

				8.2%	20.2%	63.8%	7.0%	0.7%	0.1%

At December 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$20,257	$20,559	2.5%	$6,821	$13,738	$—	$—	$—	$—
Non-U.S. government	38,613	38,689	4.7%	—	30,795	7,894	—	—	—
Corporate	754,363	767,124	92.8%	48,074	202,231	468,748	42,748	5,323	—

Total fixed maturity investments	$813,233	$826,372	100.0%	$54,895	$246,764	$476,642	$42,748	$5,323	$—

				6.6%	29.9%	57.7%	5.2%	0.6%	0.0%

Loans Payable

Our long-term debt consists of our EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes, and the Sussex Facility, an acquisition term loan facility used to partially finance our acquisition of Companion on January 27, 2015.

The EGL Revolving Credit Facility was entered into on September 16, 2014. On February 27, 2015, the Credit Agreement for the EGL Revolving Credit Facility was amended and restated, in order to: (i) increase the size of the facility from $500.0 million to $665.0 million; (ii) add Lloyd’s Bank plc as a new lender within the facility; and (iii) reallocate the amounts provided by each of the four lenders under the facility such that each lender agreed to provide an equal amount of $166.25 million, on and subject to the terms of the restated facility agreement. As of March 31, 2015, the outstanding balance associated with the EGL Revolving Credit Facility was $319.6 million.

On December 24, 2014, Sussex Holdings, wholly-owned subsidiary, as borrower and guarantor, entered into the Sussex Facility with National Australia Bank Limited and Barclays Bank PLC, or the Lenders. The Sussex Facility provides for a four-year term loan facility pursuant to which Sussex Holdings was permitted to borrow up to an aggregate of $109.0 million to fund 50% of the consideration payable for the acquisition of Companion. Sussex Holdings fully drew down on the Sussex Facility and completed the acquisition of Companion on January 27, 2015. As of March 31, 2015, the outstanding balance associated with the Sussex Facility was $109.0 million.

As of March 31, 2015, all of the covenants relating to the EGL Revolving Credit Facility and the Sussex Facility were met.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at March 31, 2015 and updates the table on page 141 of our Annual Report on Form 10-K for the year ended December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$5,853.9	$1,333.2	$2,078.9	$871.3	$1,570.5
Policy benefits for life and annuity contracts (2)	2,523.4	79.7	75.0	71.9	2,296.8
Operating lease obligations	40.1	10.6	15.4	8.8	5.3
Investing Activities
Investment commitments	95.9	38.1	49.1	4.3	4.4
Financing Activities
Loan repayments (including estimated interest payments)	449.9	122.0	327.9	—	—
Acquisition funding	38.5	38.5	—	—	—

Total	$9,001.7	$1,622.1	$2,546.3	$956.3	$3,877.0

(1)	The reserves for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of March 31, 2015 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of March 31, 2015 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at March 31, 2015 of $1,210.2 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments as at March 31, 2015 and December 31, 2014:

March 31, 2015			December 31, 2014
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
(in thousands of U.S. dollars)
$ 286,000	$ 190,102	$ 95,898	$ 311,000	$ 211,115	$ 99,885

Guarantees

As at March 31, 2015 and December 31, 2014, we had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of approximately $249.2 million and $238.6 million, respectively.

Acquisitions and Significant New Business

As of March 31, 2015, we had entered into a definitive agreement with respect to the purchase of NSA (described in “Recent Developments—Acquisitions””), which is expected to close in the third quarter of 2015.

Legal Proceedings

Refer to “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for a description of our litigation matters.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet and Special Purpose Entity Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014. These factors include:

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2014. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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

We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in the first quarter of 2015 were not materially different than those used in 2014, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.

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

Interest Rate Movement Analysis on Market Value of Cash, Short-Term Investments

and Fixed Maturity Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At March 31, 2015	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,661	$6,618	$6,554	$6,501	$6,444
Market Value Change from Base	1.6%	1.0%	0%	(0.8)%	(1.7)%
Change in Unrealized Value	$107	$64	$0	$(53)	$(110)
	.

At December 31, 2014	-100	-50	0	+50	+100

Total Market Value	$5,752	$5,730	$5,702	$5,671	$5,640
Market Value Change from Base	0.9%	0.5%	0%	(0.5)%	(1.1)%
Change in Unrealized Value	$50	$28	$0	$(31)	$(62)

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

Fixed Maturity and Short-Term Investments

As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. At March 31, 2015, approximately 47.7% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2014: 54.8%) with 14.1% (December 31, 2014: 11.2%) rated BBB or lower. The portfolio as a whole had an average credit quality rating of A+ as at March 15, 2015 and December 31, 2014. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

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

As at March 31, 2015, there were no reinsurers which represented 10% or more of total reinsurance balances recoverable. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers which represented 10% or more of total reinsurance balances recoverable.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at March 31, 2015 was $330.1 million (December 31 2014: $300.2 million). At March 31, 2015, the impact of a 10% decline in the overall market prices of our equities at risk would be $33.0 million (December 31, 2014: $30.0 million), on a pre-tax basis.

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

The table below summarizes our primary net exposures as of March 31, 2015 and December 31, 2014 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

March 31, 2015	GBP	EURO	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$(33.8)	$26.7	$(3.0)	$19.8	$(17.3)	$(7.6)

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$(3.4)	$2.7	$(0.3)	$2.0	$(1.7)	$(0.7)

December 31, 2014	GBP	EURO	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$62.6	$15.0	$(4.0)	$16.0	$(28.0)	$61.6

Pre-tax impact of a 10% movement of the U.S. dollar (1)	$6.3	$1.5	$(0.4)	$1.6	$(2.8)	$6.2

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

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors identified therein have not materially changed.

Item 5. OTHER INFORMATION

On May 6, 2015, we appointed Hitesh Patel to our Board of Directors, effective immediately. Mr. Patel’s appointment was recommended to the Board of Directors by our Nominating and Governance Committee, which is comprised entirely of independent directors. Mr. Patel, age 54, served as Chief Executive Officer of Lucida plc, a U.K. life insurance company from 2012 to 2013, and prior to that as its Finance Director and Chief Investment Officer since 2007. Mr. Patel has over 30 years of experience of working in the insurance industry, having served in the United Kingdom as KPMG LLP’s Lead Partner on Insurance Accounting and Regulatory Services from 2000 to 2007. He joined KPMG in 1982 as an auditor and has significant experience auditing and advising insurance companies on accounting and regulatory issues. Mr. Patel currently serves as a non-executive director of Aviva Life Holdings UK Ltd and as Chairman of its Audit Committee and a member of its Risk Committee and Investment Oversight Committee. He has served as the Chair of the Insurance Committee of the Institute of Chartered Accountants of England and Wales since 2012. The Board of Directors has determined that Mr. Patel is independent as defined by Nasdaq Marketplace Rule 5605(a)(2). He has been appointed to the Audit Committee.

As a non-employee director, Mr. Patel will be eligible to participate in Enstar’s Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, which is described in the Company’s Proxy Statement (filed with the U.S. Securities and Exchange Commission on March 26, 2015) under the heading, “Director Compensation—Deferred Compensation Plan.”

Mr. Patel is expected to enter into an indemnification agreement with the Company, which would include the same terms as the indemnification agreements executed with each of Enstar’s other current directors. These terms are described in the Proxy Statement under the heading, “Certain Relationships and Related Transactions—Indemnification of Directors and Officers; Directors Indemnity Agreements.”

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2015.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1*	Restatement Agreement for Revolving Credit Facility Agreement, dated February 27, 2015, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Royal Bank of Canada, and Lloyds Bank plc as Mandated Lead Arrangers, and National Australia Bank Limited as Agent.

10.2+	Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed on March 2, 2015).

10.3*	Amended and Restated Northshore Shareholders’ Agreement, dated as of March 5, 2015, among Northshore Holdings Limited, Kenmare Holdings Ltd, Enstar Group Limited, Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Atrium Nominees Limited.

15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
+	denotes management contract or compensatory arrangement