Form 10-Q
period 2015-06-30
Enstar Group LTD
filed 2015-08-07
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 3, 2015, the registrant had outstanding 15,939,972 voting ordinary shares and 3,315,215 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$210,438	$130,516
Fixed maturities, trading, at fair value	5,016,891	3,832,291
Fixed maturities, held-to-maturity, at amortized cost	802,595	813,233
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015—$190,072; 2014—$244,110)	185,647	241,111
Equities, trading, at fair value	129,276	150,130
Other investments, at fair value	959,283	836,868
Other investments, at cost	140,375	—

Total investments	7,444,505	6,004,149
Cash and cash equivalents	1,076,959	963,402
Restricted cash and cash equivalents	612,373	534,974
Accrued interest receivable	41,992	37,581
Accounts receivable	169,434	79,237
Premiums receivable	414,978	391,008
Income taxes recoverable	5,279	11,510
Deferred tax assets	54,092	50,506
Prepaid reinsurance premiums	145,485	114,197
Reinsurance balances recoverable	1,613,622	1,331,555
Funds held by reinsured companies	116,376	134,628
Deferred acquisition costs	105,619	61,706
Goodwill and intangible assets	198,155	201,150
Other assets	333,491	21,282

TOTAL ASSETS	$12,332,360	$9,936,885

LIABILITIES
Losses and loss adjustment expenses	$6,143,471	$4,509,421
Policy benefits for life and annuity contracts	1,206,131	1,220,864
Unearned premiums	580,636	468,626
Insurance and reinsurance balances payable	300,887	276,723
Accounts payable and accrued liabilities	241,781	126,721
Income taxes payable	25,487	22,450
Deferred tax liabilities	41,086	43,958
Loans payable	650,507	320,041
Other liabilities	314,416	50,642

TOTAL LIABILITIES	9,504,402	7,039,446

COMMITMENTS AND CONTINGENCIES REDEEMABLE NONCONTROLLING INTEREST	395,030	374,619

SHAREHOLDERS’ EQUITY
Share capital
Authorized, issued and fully paid, par value $1 each (authorized 2015: 156,000,000; 2014: 156,000,000)
Ordinary shares (issued and outstanding 2015: 15,827,102; 2014: 15,761,365)	15,827	15,761
Non-voting convertible ordinary shares:
Series A (issued 2015: 2,972,892; 2014: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2015: 2,725,637; 2014: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2015: 701,615; 2014: 714,015)	702	714
Treasury shares at cost (Series A non-voting convertible ordinary shares 2015: 2,972,892; 2014: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,365,016	1,321,715
Accumulated other comprehensive income	(21,473)	(12,686)
Retained earnings	1,454,598	1,395,206

Total Enstar Group Limited Shareholders’ Equity	2,398,810	2,304,850
Noncontrolling interest	34,118	217,970

TOTAL SHAREHOLDERS’ EQUITY	2,432,928	2,522,820

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$12,332,360	$9,936,885

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Six Month Periods Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$212,023	$216,916	$410,929	$278,574
Fees and commission income	9,131	7,509	20,611	14,507
Net investment income	46,493	33,649	80,386	57,997
Net realized and unrealized (losses) gains	(11,249)	38,411	31,771	72,984

	256,398	296,485	543,697	424,062

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	65,900	59,749	136,036	47,699
Life and annuity policy benefits	28,090	27,732	50,937	54,541
Acquisition costs	37,094	50,379	71,644	63,540
Salaries and benefits	52,691	55,683	110,463	87,073
General and administrative expenses	41,272	37,177	80,098	59,427
Interest expense	4,876	3,529	8,879	7,263
Net foreign exchange losses (gains)	2,452	(525)	(2,619)	1,070

	232,375	233,724	455,438	320,613

EARNINGS BEFORE INCOME TAXES	24,023	62,761	88,259	103,449
INCOME TAXES	(5,816)	(8,452)	(16,560)	(15,728)

NET EARNINGS	18,207	54,309	71,699	87,721
Less: Net earnings attributable to noncontrolling interest	(3,662)	(2,516)	(12,307)	(6,341)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$14,545	$51,793	$59,392	$81,380

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$0.76	$2.78	$3.09	$4.62

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$0.75	$2.68	$3.07	$4.52

Weighted average ordinary shares outstanding—basic	19,252,359	18,636,085	19,244,951	17,605,808
Weighted average ordinary shares outstanding—diluted	19,383,753	19,327,516	19,364,775	18,004,873

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Month Periods Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$18,207	$54,309	$71,699	$87,721

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investments arising during the period	2,162	906	(2,194)	459
Reclassification adjustment for net realized and unrealized losses included in net earnings	(38)	(253)	(144)	(134)

Unrealized gains (losses) arising during the period, net of reclassification adjustment	2,124	653	(2,338)	325
Currency translation adjustment	3,299	4,714	(12,587)	6,772

Total other comprehensive income (loss)	5,423	5,367	(14,925)	7,097

Comprehensive income	23,630	59,676	56,774	94,818
Less comprehensive income attributable to noncontrolling interest	(533)	(3,552)	(6,169)	(8,546)

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$23,097	$56,124	$50,605	$86,272

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Six Month Periods Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$15,761	$13,803
Issue of shares	6	1,901
Conversion of Series E Non-Voting Convertible Ordinary Shares	12	—
Share awards granted/vested	48	43

Balance, end of period	$15,827	$15,747

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Share Capital—Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$714	$—
Shares converted to Ordinary Shares	(12)	—
Conversion of Series B Convertible Participating Non-Voting Perpetual Preferred Stock	—	714

Balance, end of period	$702	$714

Share Capital—Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—
Issue of stock	—	714
Convert to Series E Non-Voting Convertible Ordinary Shares	—	(714)

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$1,321,715	$962,145
Issue of shares and warrants, net	911	353,832
Amortization of equity incentive plan	2,821	1,525
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiaries	39,569	—

Balance, end of period	$1,365,016	$1,317,502

Accumulated Other Comprehensive Income Attributable to Enstar Group Limited
Balance, beginning of period	$(12,686)	$13,978
Currency translation adjustment
Balance, beginning of period	(2,779)	14,264
Change in currency translation adjustment	(10,227)	4,791
Purchase of noncontrolling shareholders’ interest in subsidiaries	2,937	—

Balance, end of period	(10,069)	19,055
Defined benefit pension liability
Balance, beginning and end of period	(7,726)	(2,249)

Unrealized (losses) gains on investments
Balance, beginning of period	(2,181)	1,963
Change in unrealized (losses) gains on investments, net of tax	(1,809)	101
Purchase of noncontrolling shareholders’ interest in subsidiaries	312	—

Balance, end of period	(3,678)	2,064

Balance, end of period	$(21,473)	$18,870

Retained Earnings
Balance, beginning of period	$1,395,206	$1,181,457
Net earnings attributable to Enstar Group Limited	59,392	81,380

Balance, end of period	$1,454,598	$1,262,837

Noncontrolling Interest
Balance, beginning of period	$217,970	$222,000
Sale of noncontrolling shareholders’ interest in subsidiaries	(182,819)	—
Return of capital	—	(9,980)
Contribution of capital	680	35,699
Dividends Paid	(323)	—
Reallocation to redeemable noncontrolling interest	—	1,028
Net earnings attributable to noncontrolling interest*	291	7,460
Foreign currency translation adjustments	(1,558)	1,993
Net movement in unrealized holding losses on investments	(123)	(156)

Balance, end of period	$34,118	$258,044

*	Excludes net loss attributable to redeemable noncontrolling interest. See Note 11 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$71,699	$87,721
Adjustments to reconcile net earnings to cash flows provided by operating activities:
Net realized and unrealized investment losses (gains)	2,847	(38,596)
Net realized and unrealized gains from other investments	(34,618)	(34,388)
Other items	5,553	158
Depreciation and amortization	2,744	2,019
Net amortization of premiums and discounts	25,518	28,144
Net movement of trading securities held on behalf of policyholders	1,728	(164)
Sales and maturities of trading securities	1,669,290	1,699,428
Purchases of trading securities	(2,299,395)	(1,188,935)
Changes in assets and liabilities:
Reinsurance balances recoverable	210,401	240,415
Funds held by reinsured companies	20,773	101,571
Other assets	(113,235)	(48,924)
Losses and loss adjustment expenses	(188,793)	(363,957)
Policy benefits for life and annuity contracts	(14,028)	(31,244)
Insurance and reinsurance balances payable	33,828	(127,555)
Unearned premiums	26,505	12,367
Accounts payable and accrued liabilities	111,531	(10,906)
Other liabilities	(10,393)	(2,957)

Net cash flows (used in) provided by operating activities	(478,045)	324,197

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	56,369	37,540
Sales and maturities of available-for-sale securities	97,733	78,967
Purchase of available-for-sale securities	(48,548)	(71,025)
Maturities of held-to-maturity securities	5,246	311
Movement in restricted cash and cash equivalents	242,365	(94,022)
Purchase of other investments	(133,411)	(120,768)
Redemption of other investments	42,415	10,692
Other investing activities	(2,016)	(9)

Net cash flows provided by (used in) investing activities	260,153	(158,314)

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	—	(9,980)
Contribution by redeemable noncontrolling interest	15,728	254,635
Contribution by noncontrolling interest	680	35,699
Dividends paid to noncontrolling interest	(7,433)	—
Receipt of loans	374,700	70,000
Repayment of loans	(46,000)	(133,250)

Net cash flows provided by financing activities	337,675	217,104

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(6,226)	1,327

NET INCREASE IN CASH AND CASH EQUIVALENTS	113,557	384,314
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963,402	643,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,076,959	$1,028,155

Supplemental Cash Flow Information
Net income taxes paid	$13,343	$17,018
Interest paid	$7,952	$10,236

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015 and December 31, 2014

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

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the amounts included in the unaudited condensed consolidated financial statements reflect its best estimates and assumptions, actual results could differ from those estimates. The Company’s principal estimates include, but are not limited to:

•	reserves for losses and loss adjustment expenses;

•	policy benefits for life and annuity contracts;

•	gross and net premiums written and net premiums earned;

•	reinsurance balances recoverable, including the provisions for uncollectible amounts;

•	impairment charges, including the other-than-temporary impairment of the carrying value of available-for-sale investment securities and the impairment of investments in life settlements;

•	valuation of certain other investments that are measured using significant unobservable inputs;

•	valuation of goodwill and intangible assets; and

•	fair value estimates associated with accounting for acquisitions.

Significant New Accounting Policies

As a result of the acquisition of the life settlement contracts from Wilton Re Limited (“Wilton Re”) as described in Note 2—“Acquisitions” and the completion of the transaction with Voya Financial, Inc. (“Voya”) as described in Note 3—“Significant New Business and Transactions,” the Company has adopted certain significant new accounting policies during the three months ended June 30, 2015. Other than the policies described below, there have been no material changes to the Company’s significant accounting policies from those described in Note 2 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

(a) Life Settlements

Investments in life settlements are accounted for under the investment method whereby the Company recognizes its initial investment in the life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying amount of the investment. The Company recognizes income on individual investments in life settlements when the insured dies, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time. The investments are subject to quarterly impairment review on a contract-by-contract basis. Impaired contracts are written down to their estimated fair value with the impairment charges included within net realized and unrealized (losses) gains.

(b) Retroactive reinsurance

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events, and related claims are generally expected to be paid over long periods of time. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. Deferred charges are amortized over the estimated ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new estimates of the amount and timing of remaining loss payments. Significant changes in the estimated amount and the timing of payments of unpaid losses may have a significant effect on the unamortized deferred reinsurance charges and the amount of periodic amortization. Deferred charges are evaluated for recoverability quarterly on an individual contract basis with reference to anticipated future investment income.

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) 2015-09, Disclosures about Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-09, which makes targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The ASU requires enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses which include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development, information about claim frequency (unless impracticable), and the amounts of incurred but not reported (IBNR) liabilities, including expected development on reported claims included in the reserve for losses and loss expenses, (4) a description of, and any significant changes to, the methods for determining both IBNR and expected development on reported claims, and (5) for each accident year presented of incurred claims development, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. The ASU is effective for annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statement disclosures.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value or its Equivalent

In May 2015, the FASB issued ASU No. 2015-07, which will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at the net asset value (“NAV”) per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. In addition, the scope of current disclosure requirements for investments eligible to be measured at NAV is limited to investments for which the practical expedient is applied. Reporting entities are required to adopt the ASU retrospectively. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of this guidance, however it does not expect the adoption of the guidance to have a material impact on its consolidated financial statement disclosures.

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

Wilton Re Life Settlements

On May 5, 2015, the Company, through its wholly owned subsidiary, Guillamene Holdings Limited (“Guillamene”), completed the acquisitions of two Delaware companies from subsidiaries of Wilton Re that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions.

The total consideration for the transaction was $173.1 million, which will be paid in two installments. The first installment of $89.1 million was paid on closing and was financed in part by borrowings under the Company’s revolving credit facility (the “EGL Revolving Credit Facility”). The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand.

Purchase price	$173,058

Net assets acquired at fair value	$173,058

Excess of purchase price over fair value of net assets acquired	$—

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS—(Continued)

The purchase price was allocated to the acquired assets and liabilities of the two companies acquired based on estimated fair values at the acquisition date.

Results related to Guillamene are included within the Company’s life and annuities segment.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the acquisition date.

Guillamene
ASSETS
Other investments	142,182
Cash and cash equivalents	5,043
Other assets	26,376

TOTAL ASSETS	$173,601
TOTAL LIABILITIES	543

NET ASSETS ACQUIRED AT FAIR VALUE	$173,058

From the date of acquisition to June 30, 2015, the Company recorded $1.4 million in net earnings attributable to Enstar Group Limited in its consolidated statement of earnings related to Guillamene’s life settlement contract business.

Canada Pension Plan Investment Board (“CPPIB”), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of the Company’s transaction with Wilton Re, CPPIB separately acquired certain voting and non-voting shares of the Company pursuant to the CPPIB-First Reserve Transaction, as described in Note 3 – “Significant New Business and Transactions”.

Sussex Insurance Company (formerly known as Companion)

On January 27, 2015, the Company and Sussex Holdings, Inc. (“Sussex Holdings”), a wholly owned subsidiary of the Company, completed the acquisition of Companion Property and Casualty Insurance Company (“Companion”) from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services.

The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a Term Facility Agreement with National Australia Bank Limited and Barclays Bank PLC (the “Sussex Facility”) and 50% from cash on hand.

The Company changed the name of Companion to Sussex Insurance Company (“Sussex”) following the acquisition and is operating the company as part of its non-life run-off business.

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

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed at the acquisition date.

Sussex
ASSETS
Short-term investments, trading, at fair value	$85,309
Fixed maturities, trading, at fair value	523,227
Equities, trading, at fair value	31,439

Total investments	639,975
Cash and cash equivalents	358,458
Restricted cash and cash equivalents	15,279
Accrued interest receivable	3,984
Premiums receivable	35,279
Reinsurance balances recoverable	486,570
Prepaid reinsurance premiums	28,751
Other assets	47,143

TOTAL ASSETS	$1,615,439

LIABILITIES
Losses and loss adjustment expenses	$1,255,040
Insurance and reinsurance balances payable	3,030
Unearned premium	85,505
Funds withheld	42,090
Other liabilities	11,774

TOTAL LIABILITIES	1,397,439

NET ASSETS ACQUIRED AT FAIR VALUE	$218,000

From the date of acquisition to June 30, 2015, the Company earned premiums of $36.5 million, recorded net increase in ultimate losses and loss adjustment expense liabilities of $37.2 million on those earned premiums, and recorded $1.5 million in net losses attributable to Enstar Group Limited in its consolidated statement of earnings related to Sussex’s non-life run-off business.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SIGNIFICANT NEW BUSINESS AND TRANSACTIONS

JCF II Funds

On June 30, 2015, the Company entered into a Sale and Purchase Agreement with J.C. Flowers II L.P., J.C. Flowers II-A L.P., J.C. Flowers II-B, L.P. and Financial Service Opportunities L.P., collectively, the JCF II Funds, pursuant to which the Company will purchase all of the non-voting preference shares of Cumberland Holdings Ltd. and Courtenay Holdings Ltd., which represents all of the noncontrolling interest owned directly by the JCF II Funds in the Company, for an aggregate price of $140.0 million. The purchase and sale transaction is scheduled to close no later than October 1, 2015 and the closing is not subject to any material conditions. Immediately prior to the repurchase, the JCF II Funds’ noncontrolling interest totaled $182.8 million.

CPPIB Investment

On June 3, 2015, CPPIB purchased 1,501,211 voting ordinary shares of the Company and 404,771 shares of Series E non-voting convertible ordinary shares of the Company from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”, and the transaction, the “CPPIB-First Reserve Transaction”), which resulted in CPPIB owning a 9.5% voting interest and a 9.9% aggregate economic interest in the Company. In connection with the CPPIB-First Reserve Transaction, the Company and CPPIB entered into a Shareholder Rights Agreement granting CPPIB contractual shareholder rights that are substantially similar to those rights previously held by First Reserve. Simultaneously, First Reserve waived all of its rights under the Shareholder Rights Agreement, dated April 1, 2014, among the Company, First Reserve and Corsair Specialty Investors, L.P. (“Corsair”), including its right to designate a representative to the Company’s Board of Directors.

The new Shareholder Rights Agreement grants CPPIB the right to designate one representative to the Company’s Board of Directors. This designation right terminates if CPPIB ceases to beneficially own at least 75% of the total number of voting and non-voting shares acquired in the CPPIB-First Reserve Transaction. Pursuant to this contractual right, CPPIB expects to designate a representative to the Company’s Board of Directors at a future time. First Reserve also assigned to CPPIB substantially all of its rights under the Registration Rights Agreement, dated April 1, 2014, among the Company, First Reserve and Corsair, other than certain rights related to the Company’s resale shelf registration statement filed with the Securities and Exchange Commission on April 29, 2014.

Voya Financial

On May 27, 2015, the Company, through its wholly owned subsidiary Fitzwilliam Insurance Limited (“Fitzwilliam”), entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya, pursuant to which Fitzwilliam reinsured all of the run-off workers compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing the obligations of Fitzwilliam under the coinsurance agreements. Fitzwilliam assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million included within other assets.

The Company transferred approximately $67.2 million of additional funds to the trusts to further support the obligations under the reinsurance agreements, which the Company funded through a draw

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SIGNIFICANT NEW BUSINESS AND TRANSACTIONS—(Continued)

on the EGL Revolving Credit Facility. In addition to the trusts, the Company provided a limited parental guarantee supporting certain obligations of Fitzwilliam initially in the amount of $58.0 million.

Reciprocal of America

On January 15, 2015, the Company’s wholly-owned subsidiary, Providence Washington Insurance Company, completed the loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business in run-off. The total insurance reserves assumed were approximately $162.1 million, with an equivalent amount of cash and/or investments being received as consideration.

Shelbourne RITC Transaction

Effective January 1, 2015, Lloyd’s Syndicate 2008, which is managed by the Company’s wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close contract (“RITC”) of the 2012 and prior underwriting years of account of another Lloyd’s syndicate, under which Syndicate 2008 assumed total insurance reserves of approximately £17.2 million (approximately $26.9 million) for cash consideration of an equal amount.

4. INVESTMENTS

The Company holds: (i) trading portfolios of fixed maturity investments, short-term investments, equities and other investments, carried at fair value; (ii) a held-to-maturity portfolio of fixed maturity investments carried at amortized cost; (iii) available-for-sale portfolios of fixed maturity investments carried at fair value; and (iv) other investments carried at cost.

Trading

The estimated fair values of the Company’s fixed maturity investments, short-term investments and equities classified as trading securities were as follows:

	June 30 2015	December 31, 2014
U.S. government and agency	$808,811	$744,660
Non-U.S. government	338,026	368,945
Corporate	2,605,138	1,986,873
Municipal	117,883	25,607
Residential mortgage-backed	429,877	308,621
Commercial mortgage-backed	204,036	139,907
Asset-backed	723,558	388,194

Total fixed maturity and short-term investments	5,227,329	3,962,807
Equities—U.S.	105,972	106,895
Equities—International	23,304	43,235

	$5,356,605	$4,112,937

Included within residential and commercial mortgage-backed securities as at June 30, 2015 were securities issued by U.S. governmental agencies with a fair value of $386.4 million (as at December 31, 2014: $263.4 million).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Included within the corporate securities as at June 30, 2015 were senior secured loans of $75.4 million (as at December 31, 2014: $33.5 million).

The contractual maturities of the Company’s short-term and fixed maturity investments classified as trading are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$945,331	$928,833	17.8%
More than one year through two years	799,988	794,281	15.2%
More than two years through five years	1,576,115	1,574,989	30.1%
More than five years through ten years	506,853	500,832	9.6%
More than ten years	75,409	70,923	1.4%

	3,903,696	3,869,858	74.1%
Residential mortgage-backed	430,924	429,877	8.2%
Commercial mortgage-backed	204,560	204,036	3.9%
Asset-backed	721,476	723,558	13.8%

	$5,260,656	$5,227,329	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$837,557	$829,644	20.9%
More than one year through two years	787,810	780,979	19.7%
More than two years through five years	1,161,708	1,159,917	29.3%
More than five years through ten years	289,359	289,911	7.3%
More than ten years	66,793	65,634	1.7%

	3,143,227	3,126,085	78.9%
Residential mortgage-backed	307,847	308,621	7.8%
Commercial mortgage-backed	139,984	139,907	3.5%
Asset-backed	389,529	388,194	9.8%

	$3,980,587	$3,962,807	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity and short-term investments classified as trading:

As at June 30, 2015	Fair Value	% of Total Fair Value
AAA	$1,823,334	34.9%
AA	848,336	16.2%
A	1,725,866	33.0%
BBB	648,686	12.4%
Non-Investment Grade	177,855	3.4%
Not Rated	3,252	0.1%

	$5,227,329	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

As at December 31, 2014	Fair Value	% of Total Fair Value
AAA	$527,466	13.3%
AA	1,747,389	44.1%
A	1,164,604	29.4%
BBB	391,107	9.9%
Non-Investment Grade	111,777	2.8%
Not Rated	20,464	0.5%

	$3,962,807	100.0%

Held-to-maturity

The Company holds a portfolio of held-to-maturity securities to support the annuity business acquired with Pavonia Holdings (US) Inc. (“Pavonia”). The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as held-to-maturity were as follows:

As at June 30, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$20,075	$12	$(434)	$19,653
Non-U.S. government	38,293	177	(651)	37,819
Corporate	744,227	3,689	(17,285)	730,631

	$802,595	$3,878	$(18,370)	$788,103

As at December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$20,257	$322	$(20)	$20,559
Non-U.S. government	38,613	325	(249)	38,689
Corporate	754,363	16,182	(3,421)	767,124

	$813,233	$16,829	$(3,690)	$826,372

As at June 30, 2015 and December 31, 2014, none of these securities were considered to be other than temporarily impaired.

The contractual maturities of the Company’s fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$20,792	20,834	2.6%
More than one year through two years	18,678	18,694	2.4%
More than two years through five years	65,825	66,225	8.4%
More than five years through ten years	100,563	99,232	12.6%
More than ten years	596,737	583,118	74.0%

	$802,595	$788,103	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$10,369	$10,350	1.2%
More than one year through two years	19,939	19,957	2.4%
More than two years through five years	68,945	69,031	8.4%
More than five years through ten years	99,171	98,922	12.0%
More than ten years	614,809	628,112	76.0%

	$813,233	$826,372	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as held-to-maturity:

As at June 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$65,406	$64,367	8.2%
AA	167,775	162,490	20.6%
A	507,058	499,397	63.3%
BBB	56,599	55,960	7.1%
Non-Investment Grade	5,445	5,575	0.7%
Not Rated	312	314	0.1%

	$802,595	$788,103	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$53,893	$54,895	6.6%
AA	245,460	246,764	29.9%
A	466,317	476,642	57.7%
BBB	42,107	42,748	5.2%
Non-Investment Grade	5,456	5,323	0.6%

	$813,233	$826,372	100.0%

Available-for-sale

The amortized cost and estimated fair values of the Company’s fixed maturity investments classified as available-for-sale were as follows:

As at June 30, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$25,481	$199	$(10)	$25,670
Non-U.S. government	36,454	56	(3,210)	33,300
Corporate	117,513	1,060	(2,487)	116,086
Municipal	264	2	—	266
Residential mortgage-backed	2,439	82	(134)	2,387
Asset-backed	7,921	17	—	7,938

	$190,072	$1,416	$(5,841)	$185,647

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

As at December 31, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses Non-OTTI	Fair Value
U.S. government and agency	$24,167	$182	(7)	$24,342
Non-U.S. government	72,913	386	(2,805)	70,494
Corporate	101,745	964	(1,653)	101,056
Residential mortgage-backed	3,305	76	(138)	3,243
Asset-backed	41,980	15	(19)	41,976

	$244,110	$1,623	$(4,622)	$241,111

Included within residential mortgage-backed securities as at June 30, 2015 were securities issued by U.S. governmental agencies with a fair value of $1.0 million (as at December 31, 2014: $1.1 million).

The following tables summarize the Company’s fixed maturity investments classified as available-for-sale in an unrealized loss position as well as the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2015	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$—	$—	$5,375	$(10)	$5,375	$(10)
Non-U.S. government	1,784	(306)	24,063	(2,904)	25,847	(3,210)
Corporate	7,934	(61)	51,043	(2,426)	58,977	(2,487)
Residential mortgage-backed	753	(4)	588	(130)	1,341	(134)

	$10,471	$(371)	$81,069	$(5,470)	$91,540	$(5,841)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. government and agency	$528	$—	$3,678	$(6)	$4,206	$(6)
Non-U.S. government	17,051	(1,534)	20,300	(1,271)	37,351	(2,805)
Corporate	39,964	(1,003)	40,072	(651)	80,036	(1,654)
Residential mortgage-backed	2,073	(138)	—	—	2,073	(138)
Asset-backed	11,215	(12)	14,720	(7)	25,935	(19)

	$70,831	$(2,687)	$78,770	$(1,935)	$149,601	$(4,622)

As at June 30, 2015 and December 31, 2014, the number of securities classified as available-for-sale in an unrealized loss position was 159 and 212, respectively, with a fair value of $91.5 million and $149.6 million, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 19 and 120, respectively. As of June 30, 2015, none of these securities were considered to be other than temporarily impaired.

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

As at June 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$32,587	$30,763	16.5%
More than one year through two years	62,134	61,416	33.1%
More than two years through five years	80,542	78,917	42.5%
More than five years through ten years	4,449	4,226	2.3%

	179,712	175,322	94.4%
Residential mortgage-backed	2,439	2,387	1.3%
Asset-backed	7,921	7,938	4.3%

	$190,072	$185,647	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$54,491	$53,496	22.2%
More than one year through two years	53,936	52,343	21.7%
More than two years through five years	86,157	84,970	35.2%
More than five years through ten years	1,890	1,858	0.8%
More than ten years	2,351	3,225	1.3%

	198,825	195,892	81.2%
Residential mortgage-backed	3,305	3,243	1.4%
Asset-backed	41,980	41,976	17.4%

	$244,110	$241,111	100.0%

The following tables set forth certain information regarding the credit ratings (provided by major rating agencies) of the Company’s fixed maturity investments classified as available-for-sale:

As at June 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$73,246	$70,245	37.8%
AA	38,071	36,810	19.9%
A	54,183	54,218	29.2%
BBB	24,572	24,374	13.1%

	$190,072	$185,647	100.0%

As at December 31, 2014	Amortized Cost	Fair Value	% of Total Fair Value
AAA	$117,866	$115,691	48.0%
AA	62,707	61,970	25.7%
A	49,039	49,063	20.3%
BBB	14,498	14,387	6.0%

	$244,110	$241,111	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other-Than-Temporary Impairment Process

The Company assesses whether declines in the fair value of its fixed maturity investments classified as available-for-sale and held-to-maturity represent impairment losses that are other-than-temporary and whether a credit loss exists in accordance with its accounting policies. In assessing whether it is more likely than not that the Company will be required to sell a fixed maturity investment before its anticipated recovery, the Company considers various factors including its future cash flow requirements, legal and regulatory requirements, the level of its cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors. For the six months ended June 30, 2015, the Company did not recognize any other-than-temporary impairment losses due to required sales. The Company determined that, as at June 30, 2015, no credit losses existed.

Other Investments, at fair value

The estimated amounts of the Company’s other investments carried at fair value were as follows:

	June 30, 2015	December 31, 2014
Private equities and private equity funds	$204,324	$197,269
Fixed income funds	335,917	335,026
Fixed income hedge funds	97,812	59,627
Equity funds	159,494	150,053
Real estate debt fund	76,216	33,902
CLO equities	67,475	41,271
CLO equity fund	16,432	16,022
Other	1,613	3,698

	$959,283	$836,868

Private equities and private equity funds

This class comprises several private equities and private equity funds that invest primarily in the financial services industry. All of the Company’s investments in private equities and private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit the Company’s ability to liquidate those investments. These restrictions have been in place since the dates the initial investments were made by the Company.

As of June 30, 2015 and December 31, 2014, the Company had $204.3 million and $197.3 million, respectively, of other investments recorded in private equities and private equity funds. Due to a lag in the valuations reported by the managers, the Company records changes in the investment value with up to a three-month lag. Management regularly reviews and discusses fund performance with the Company’s fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments.

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

Other

As at June 30, 2015, this class primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, the Company participates in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity. Previously included within this class was a catastrophe bond acquired as part of the Company’s acquisition of Torus Insurance Holdings Limited and its subsidiaries (“Torus”) on April 1, 2014. This catastrophe bond matured during the three months ended March 31, 2015.

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

At June 30, 2015, the Company had $12.5 million of investments subject to gates/side-pockets ($13.0 million as of December 31, 2014). As of June 30, 2015, management has not made any adjustments to the fair value estimate reported by the fund managers for the gate/side-pocketed investments.

The following tables present the fair value, unfunded commitments and redemption frequency for the funds included within other investments at fair value. These investments are all valued at net asset value as at June 30, 2015 and December 31, 2014:

June 30, 2015	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$199,324	$—	$199,324	$88,805	Not eligible
Fixed income funds	335,917	—	335,917	—	Daily, monthly and quarterly
Fixed income hedge funds	97,812	1,294	96,518	9,352	Quarterly after lock-up periods expire
Equity funds	159,494	—	159,494	—	Bi-monthly
Real estate debt fund	76,216	—	76,216	—	Monthly
CLO equity funds	16,432	11,202	5,230	—	Quarterly after lock-up periods expire
Other	1,299	—	1,299		Not eligible

	$886,494	$12,496	$873,998	$98,157

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

December 31, 2014	Total Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$197,269	$—	$197,269	$99,885	Not eligible
Fixed income funds	335,026	—	335,026	—	Daily, monthly and quarterly
Fixed income hedge funds	59,627	1,958	57,669	—	Quarterly after lock-up periods expire
Equity funds	150,053	—	150,053	—	Bi-monthly
Real estate debt fund	33,902	—	33,902	—	Monthly
CLO equity funds	16,022	11,022	5,000	—	Quarterly after lock-up periods expire
Other	1,363	—	1,363	—	Not eligible

	$793,262	$12,980	$780,282	$99,885

Other Investments, at cost

The Company’s other investments carried at cost were as follows:

	June 30, 2015	December 31, 2014
Life settlements	$140,375	$—

Investments in Life Settlements

Investments in life settlements are accounted for under the investment method, whereby we recognize our initial investment in life settlements at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying amount of the investment. We recognize income on individual investments in life settlements when the insured dies, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time. These investments are subject to impairment review, as discussed below.

During the three and six month periods ended June 30, 2015, the amount of net investment income included in earnings attributable to investments in life settlements was $2.0 million. For 2014 the Company did not have an investment in life settlements.

Impairment of Investments in Life Settlements

Impairment to investments in life settlement contracts may occur in the future due to the fact that continued payment of premiums required to maintain policies will cause the expected lifetime undiscounted cash flows for some policies to become negative in future reporting periods, even in the absence of future changes to the mortality assumptions. Impairment may also occur due to our future sale or lapse of select policies at a value that is below carrying amount.

Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the investment in life settlements would not be sufficient to

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

recover our estimated future carrying amount of the investment in life settlements, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market longevity assumptions and market yields. Impairment charges, if any, are included in net realized and unrealized gains. There were no impairment charges recognized in the period.

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

The following describes the techniques generally used to determine the fair value of the Company’s fixed maturity investments by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2015, the Company had no corporate securities classified as Level 3.

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

•	Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, the Company obtains non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at June 30, 2015, the Company had no residential or commercial mortgage-backed securities classified as Level 3.

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

Other investments, at fair value

The Company has ongoing due diligence processes with respect to the other investments in which it invests and their managers. These processes are designed to assist the Company in assessing the quality of information provided by, or on behalf of, each other investment and in determining whether such information continues to be reliable or whether further review is warranted. Certain other investments do not provide full transparency of their underlying holdings; however, the Company obtains the audited financial statements annually, and regularly reviews and discusses the performance with the managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, the Company may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at June 30, 2015, there were no material adjustments made to the reported net asset value.

For its investments in private equities and private equity funds, the Company measures fair value by obtaining the most recently provided capital statement from the external manager or third-party administrator. The capital statements calculate the net asset value on a fair value basis. For all publicly-traded companies, the Company adjusts the reported net asset value based on the latest share price as of the Company’s reporting date. The Company has classified its investments in private equities and private equity funds as Level 3.

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

Fair Value Measurements

In accordance with the provisions of the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification (“ASC”) 820, the Company has categorized its investments that are recorded at fair value among levels as follows:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$834,481	$—	$834,481
Non-U.S. government	—	371,326	—	371,326
Corporate	—	2,721,224	—	2,721,224
Municipal	—	118,149	—	118,149
Residential mortgage-backed	—	432,264	—	432,264
Commercial mortgage-backed	—	204,036	—	204,036
Asset-backed	—	731,496	—	731,496
Equities—U.S.	90,464	15,508	—	105,972
Equities—International	15,220	8,084	—	23,304
Other investments, at fair value	—	495,378	463,905	959,283

Total investments	$105,684	$5,931,946	$463,905	$6,501,535

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$769,002	$—	$769,002
Non-U.S. government	—	439,439	—	439,439
Corporate	—	2,087,329	600	2,087,929
Municipal	—	25,607	—	25,607
Residential mortgage-backed	—	311,864	—	311,864
Commercial mortgage-backed	—	139,907	—	139,907
Asset-backed	—	430,170	—	430,170
Equities—U.S.	96,842	5,203	4,850	106,895
Equities—International	24,365	18,870	—	43,235
Other investments, at fair value	—	487,078	349,790	836,868

Total investments	$121,207	$4,714,469	$355,240	$5,190,916

The following tables present the Company’s fair value hierarchy for those assets classified as held-to-maturity in the consolidated balance sheet but for which disclosure of the fair value is required as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$19,653	$—	$19,653
Non-U.S. government	—	37,819	—	37,819
Corporate	—	730,631	—	730,631

Total investments	$—	$788,103	$—	$788,103

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$20,559	$—	$20,559
Non-U.S. government	—	38,689	—	38,689
Corporate	—	767,124	—	767,124

Total investments	$—	$826,372	$—	$826,372

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company had no transfers between Levels 1 and 2.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2015:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of April 1, 2015	$—	$427,362	$—	$427,362
Purchases	—	54,407	—	54,407
Sales	—	(28,533)	—	(28,533)
Total realized and unrealized gains through earnings	—	10,669	—	10,669
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2015	$—	$463,905	$—	$463,905

The amount of net gains for the three months ended June 30, 2015 included in earnings attributable to the fair value of changes in assets still held at June 30, 2015 was $10.7 million. All of this amount was included in net realized and unrealized gains.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2014.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2015:

	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Level 3 investments as of January 1, 2015	$600	$349,790	$4,850	$355,240
Purchases	—	136,385	—	136,385
Sales	(600)	(42,415)	(5,000)	(48,015)
Total realized and unrealized gains through earnings	—	20,145	150	20,295
Net transfers into and/or (out of) Level 3	—	—	—	—

Level 3 investments as of June 30, 2015	$—	$463,905	$—	$463,905

The amount of net gains for the six months ended June 30, 2015 included in earnings attributable to the fair value of changes in assets still held at June 30, 2015 was $20.3 million. All of this amount was included in net realized and unrealized gains.

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

Fair Value Measurements for Life Settlements

The Company measures the fair value of its investments in life settlements (acquired in the Guillamene transaction on May 5, 2015), carried at cost, on a non-recurring basis, generally quarterly,

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impaired investments in life settlements are written down to their estimated fair value and the impairment charges are included in net realized and unrealized (losses) gains. For the three and six months ended June 30, 2015, no impairment charges attributable to life settlements were included in net realized and unrealized (losses) gains.

The estimated fair value of investments in life settlements at June 30, 2015 was $146.8 million (December 31, 2014 - $nil). The fair value estimates use unobservable inputs and as such are classified within level 3 in the fair value hierarchy.

Net Realized and Unrealized (Losses) Gains

Components of net realized and unrealized (losses) gains for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross realized gains on available-for-sale securities	$39	$253	$153	$279
Gross realized losses on available-for-sale securities	(1)	—	(9)	(145)
Net realized gains on trading securities	7,055	12,010	19,638	17,927
Net unrealized (losses) gains on trading securities	(29,398)	8,757	(22,629)	20,535
Net realized and unrealized gains on other investments	11,056	17,391	34,618	34,388

Net realized and unrealized (losses) gains	$(11,249)	$38,411	$31,771	$72,984

Proceeds from sales and maturities of available-for-sale securities	$48,492	$26,179	$97,733	$78,967

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Net Investment Income

Major categories of net investment income for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest from fixed maturity investments	$41,466	$39,644	$80,318	$73,850
Interest from cash and cash equivalents and short-term investments	1,387	1,800	4,106	3,425
Net amortization of bond premiums and discounts	(12,915)	(15,682)	(25,518)	(28,144)
Dividends from equities	1,315	1,626	2,996	3,030
Other investments	3,558	648	4,440	740
Interest on other receivables	358	656	639	882
Other income	11,714	7,164	14,617	7,186
Net income from investments in life settlements	1,959	—	1,959	—
Interest on deposits held with clients	139	292	619	1,022
Policy loan interest	272	304	565	615
Investment expenses	(2,760)	(2,803)	(4,355)	(4,609)

	$46,493	$33,649	$80,386	$57,997

Restricted Assets

The Company is required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support its insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. The Company also utilizes trust accounts to collateralize business with its insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of the Company’s restricted assets, including restricted cash of $612.4 million and $535.0 million, as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Collateral in trust for third party agreements	$3,098,311	$2,630,259
Assets on deposit with regulatory authorities	1,091,505	653,192
Collateral for secured letter of credit facility	262,243	300,468

	$4,452,059	$3,583,919

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE

The following table provides the total reinsurance balances recoverable as at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Non-life Run-off	Atrium	Torus	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$684,305	$6,520	$191,193	$24,048	$906,066
Losses incurred but not reported	515,797	16,317	105,189	449	637,752
Fair value adjustments	(22,049)	3,174	(9,333)	—	(28,208)

Total reinsurance reserves recoverable	1,178,053	26,011	287,049	24,497	1,515,610
Paid losses recoverable	77,233	770	19,585	424	98,012

	$1,255,286	$26,781	$306,634	$24,921	$1,613,622

	December 31, 2014
	Non-life Run-off	Atrium	Torus	Life and Annuities	Total
Recoverable from reinsurers on:
Outstanding losses	$568,386	$9,582	$181,067	$25,125	$784,160
Losses incurred but not reported	278,696	14,565	154,850	467	448,578
Fair value adjustments	(46,373)	4,131	(10,708)	—	(52,950)

Total reinsurance reserves recoverable	800,709	28,278	325,209	25,592	1,179,788
Paid losses recoverable	129,750	1,289	19,845	883	151,767

	$930,459	$29,567	$345,054	$26,475	$1,331,555

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE—(Continued)

As of June 30, 2015 and December 31, 2014, the Company had reinsurance balances recoverable of $1.61 billion and $1.33 billion, respectively. The increase of $282.0 million in reinsurance balances recoverable was primarily a result of the Companion acquisition, partially offset by commutations and cash collections made during the six months ended June 30, 2015 in the Company’s non-life run-off and Torus segments.

Top Ten Reinsurers

The following table shows, for each segment, the total reinsurance balances recoverable by reinsurer as at June 30, 2015 and December 31, 2014:

	As at June 30, 2015
	Reinsurance Balances Recoverable
	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total
Top ten reinsurers	$882,658	$21,365	$121,542	$14,564	$1,040,129	64.5%
Other reinsurers balances > $1 million	357,401	4,856	179,497	10,219	551,973	34.2%
Other reinsurers balances < $1 million	15,227	560	5,595	138	21,520	1.3%

Total	$1,255,286	$26,781	$306,634	$24,921	$1,613,622	100.0%

	As at December 31, 2014
	Reinsurance Balances Recoverable
	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total
Top ten reinsurers	$667,325	$23,635	$158,117	$15,089	$864,166	64.9%
Other reinsurers balances > $1 million	256,929	4,917	181,196	10,692	453,734	34.1%
Other reinsurers balances < $1 million	6,205	1,015	5,741	694	13,655	1.0%

Total	$930,459	$29,567	$345,054	$26,475	$1,331,555	100.0%

At June 30, 2015 and December 31, 2014, the top ten reinsurers of the Company’s business accounted for 64.5% and 64.9%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $464.8 million and $310.9 million, respectively, of incurred but not reported (“IBNR”) reserves recoverable. With the exception of three non-rated reinsurers from which $400.2 million was recoverable (December 31, 2014: $175.2 million related to one reinsurer), the other top ten reinsurers, as at June 30, 2015 and December 31, 2014, were all rated A- or better.

As at June 30, 2015, reinsurance balances recoverable with a carrying value of $175.3 million were associated with one reinsurer that represented 10% or more of total reinsurance balances recoverable. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers which represented 10% or more of total reinsurance balances recoverable.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE—(Continued)

Provisions for Uncollectible Reinsurance Balances Recoverable

The following table shows the total reinsurance balances recoverable by rating of reinsurer along with the Company’s provisions for uncollectible reinsurance balances recoverable (“provisions for bad debt”) as at June 30, 2015 and December 31, 2014. The provisions for bad debt all relate to the non-life run-off segment.

	As at June 30, 2015
	Reinsurance Balances Recoverable
	Gross	Provisions for Bad Debt	Net
Reinsurers rated A- or above	$1,122,408	$53,911	$1,068,497
Reinsurers rated below A-, secured (trust funds or letters of credit)	471,033	—	471,033
Reinsurers rated below A-, unsecured	277,522	203,430	74,092

Total	$1,870,963	$257,341	$1,613,622

Provisions for bad debt as a percentage of gross reinsurance balances recoverable		13.8%

	As at December 31, 2014
	Reinsurance Balances Recoverable
	Gross	Provisions for Bad Debt	Net
Reinsurers rated A- or above	$1,126,944	$80,995	$1,045,949
Reinsurers rated below A-, secured (trust funds or letters of credit)	204,544	—	204,544
Reinsurers rated below A-, unsecured	289,976	208,914	81,062

Total	$1,621,464	$289,909	$1,331,555

Provisions for bad debt as a percentage of gross reinsurance balances recoverable		17.9%

6. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides the total losses and loss adjustment expense liabilities as at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Non-life Run-off	Atrium	Torus	Total
Outstanding	$2,996,468	$69,261	$437,776	$3,503,505
Incurred but not reported	2,218,816	115,215	438,356	2,772,387
Fair value adjustment	(151,147)	21,023	(2,297)	(132,421)

Total	$5,064,137	$205,499	$873,835	$6,143,471

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	December 31, 2014
	Non-life Run-off	Atrium	Torus	Total
Outstanding	$2,202,187	$73,803	$387,171	$2,663,161
Incurred but not reported	1,406,420	113,149	477,264	1,996,833
Fair value adjustment	(173,597)	25,659	(2,635)	(150,573)

Total	$3,435,010	$212,611	$861,800	$4,509,421

The overall increase in losses and loss adjustment expense liabilities for the Company between December 31, 2014 and June 30, 2015 was primarily attributable to the Company’s acquisition of Companion and the completion of the Voya transaction.

Refer to Note 8 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on establishing reserves for losses and loss adjustment expense liabilities.

The total net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the Company’s non-life run-off, Atrium and Torus segments for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30, 2015
	Non-life Run-off	Atrium	Torus	Total
Net losses paid	$164,440	$12,121	$39,415	$215,976
Net change in case and LAE reserves	(104,330)	136	46,729	(57,465)
Net change in IBNR reserves	(75,957)	5,186	(5,690)	(76,461)

(Reduction) increase in estimates of net ultimate losses	(15,847)	17,443	80,454	82,050
Reduction in provisions for bad debt	(625)	—	—	(625)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(7,711)	(8)	1,053	(6,666)
Amortization of fair value adjustments	(4,687)	(3,678)	(494)	(8,859)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(28,870)	$13,757	$81,013	$65,900

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Three Months Ended June 30, 2014
	Non-life Run-off	Atrium	Torus	Total
Net losses paid	$116,575	$12,008	$14,249	$142,832
Net change in case and LAE reserves	(78,421)	2,241	42,264	(33,916)
Net change in IBNR reserves	(54,730)	2,329	23,727	(28,674)

(Reduction) increase in estimates of net ultimate losses	(16,576)	16,578	80,240	80,242
Paid loss recoveries on bad debt provisions	(11,206)	—	—	(11,206)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(12,874)	33	—	(12,841)
Amortization of fair value adjustments	3,454	—	100	3,554

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(37,202)	$16,611	$80,340	$59,749

	Six Months Ended June 30, 2015
	Non-life Run-off	Atrium	Torus	Total
Net losses paid	$229,700	$24,032	$91,563	$345,295
Net change in case and LAE reserves	(111,330)	(883)	44,943	(67,270)
Net change in IBNR reserves	(113,235)	1,376	20,049	(91,810)

Increase in estimates of net ultimate losses	5,135	24,525	156,555	186,215
Reduction in provisions for bad debt	(20,439)	—	—	(20,439)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(21,686)	(70)	1,711	(20,045)
Amortization of fair value adjustments	(4,980)	(3,678)	(1,037)	(9,695)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(41,970)	$20,777	$157,229	$136,036

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Six Months Ended June 30, 2014
	Non-life Run-off	Atrium	Torus	Total
Net losses paid	$204,262	$24,843	$14,249	$243,354
Net change in case and LAE reserves	(140,819)	3,016	42,264	(95,539)
Net change in IBNR reserves	(92,078)	5,798	23,727	(62,553)

(Reduction) increase in estimates of net ultimate losses	(28,635)	33,657	80,240	85,262
Paid loss recoveries on bad debt provisions	(11,206)	—	—	(11,206)
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(26,233)	85	—	(26,148)
Amortization of fair value adjustments	(309)	—	100	(209)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(66,383)	$33,742	$80,340	$47,699

Non-Life Run-off Segment

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2015 and 2014 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance balances recoverable):

	Non-life Run-off
	Three Months Ended June 30,
	2015	2014
Balance as at April 1	$4,693,262	$3,821,878
Less: total reinsurance reserves recoverable	1,210,933	1,028,162

	3,482,329	2,793,716
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	22,547	10,209
Prior periods	(51,417)	(47,411)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(28,870)	(37,202)

Net losses paid:
Current period	(9,434)	(260)
Prior periods	(155,006)	(105,108)

Total net losses paid	(164,440)	(105,368)

Effect of exchange rate movement	25,876	8,032
Acquired on purchase of subsidiaries	—	386,074
Assumed business	305,763	—

Net balance as at June 30	3,620,658	3,045,252
Plus: total reinsurance reserves recoverable	1,178,053	935,319
Plus: total deferred charge on retroactive reinsurance	265,426	—

Balance as at June 30	$5,064,137	$3,980,571

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Total net losses paid for the three months ended June 30, 2014 are shown net of paid loss recoveries on bad debt provisions of $11.2 million.

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the three months ended June 30, 2015 and 2014 was as follows:

	Non-Life Run-off
	Three Months Ended June 30, 2015
	Prior Period	Current Period	Total
Net losses paid	$155,006	$9,434	$164,440
Net change in case and LAE reserves	(108,819)	4,489	(104,330)
Net change in IBNR reserves	(84,581)	8,624	(75,957)

(Reduction) increase in estimates of net ultimate losses	(38,394)	22,547	(15,847)
Reduction in provisions for bad debt	(625)	—	(625)
Reduction in provisions for unallocated loss adjustment expense liabilities	(7,711)	—	(7,711)
Amortization of fair value adjustments	(4,687)	—	(4,687)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(51,417)	$22,547	$(28,870)

	Non-Life Run-off
	Three Months Ended June 30, 2014
	Prior Period	Current Period	Total
Net losses paid	$116,315	$260	$116,575
Net change in case and LAE reserves	(78,596)	175	(78,421)
Net change in IBNR reserves	(64,504)	9,774	(54,730)

(Reduction) increase in estimates of net ultimate losses	(26,785)	10,209	(16,576)
Paid loss recoveries on bad debt provisions	(11,206)	—	(11,206)
Reduction in provisions for unallocated loss adjustment expense liabilities	(12,874)	—	(12,874)
Amortization of fair value adjustments	3,454	—	3,454

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(47,411)	$10,209	$(37,202)

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Three Months Ended June 30, 2015

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2015 of $28.9 million included incurred losses of $22.5 million related to current period earned premium of $17.2 million, related primarily to the portion of the run-off business acquired with Sussex. Excluding current period incurred losses of $22.5 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $51.4 million, which was attributable to a reduction in estimates of net ultimate losses of $38.4 million, reduction in provisions for bad debt of $0.6 million, reduction in provisions for unallocated loss adjustment expense liabilities of $7.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.7 million.

The reduction in estimates of net ultimate losses relating to prior periods of $38.4 million was primarily related to:

(i)	the Company’s review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $6.4 million;

(ii)	a reduction in IBNR reserves of $23.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the three months ended June 30, 2015 resulting in a reduction in estimates of net ultimate losses of approximately $9.0 million.

Three Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2014 of $37.2 million included incurred losses of $10.2 million related to current period earned premium, related primarily to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $10.2 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $47.4 million, which was attributable to a reduction in estimates of net ultimate losses of $26.8 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.5 million.

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

Six Months Ended June 30, 2015 and 2014

The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the six months ended June 30, 2015 and 2014 of the non-life run-off segment (losses incurred and paid are reflected net of reinsurance balances recoverable):

	Non-Life Run-off
	Six Months Ended June 30,
	2015	2014
Balance as at January 1	$3,435,010	$4,004,513
Less: total reinsurance reserves recoverable	800,709	1,121,533

	2,634,301	2,882,980
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	43,273	11,641
Prior periods	(85,243)	(78,024)

Total net reduction in ultimate losses and loss adjustment expense liabilities	(41,970)	(66,383)

Net losses paid:
Current period	(14,005)	(792)
Prior periods	(215,695)	(192,263)

Total net losses paid	(229,700)	(193,055)

Effect of exchange rate movement	(12,362)	7,006
Acquired on purchase of subsidiaries	774,758	386,074
Assumed business	495,631	28,630

Net balance as at June 30	3,620,658	3,045,252
Plus: total reinsurance reserves recoverable	1,178,053	935,319
Plus: total deferred charge on retroactive reinsurance	265,426	—

Balance as at June 30	$5,064,137	$3,980,571

Total net losses paid for the six months ended June 30, 2014 are shown net of paid loss recoveries on bad debt provisions of $11.2 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities in the non-life run-off segment for the six months ended June 30, 2015 and 2014 was as follows:

	Non-Life Run-off
	Six Months Ended June 30, 2015
	Prior Period	Current Period	Total
Net losses paid	$215,695	$14,005	$229,700
Net change in case and LAE reserves	(118,813)	7,483	(111,330)
Net change in IBNR reserves	(135,020)	21,785	(113,235)

(Reduction) increase in estimates of net ultimate losses	(38,138)	43,273	5,135
Reduction in provisions for bad debt	(20,439)	—	(20,439)
Reduction in provisions for unallocated loss adjustment expense liabilities	(21,686)	—	(21,686)
Amortization of fair value adjustments	(4,980)	—	(4,980)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(85,243)	$43,273	$(41,970)

	Non-Life Run-off
	Six Months Ended June 30, 2014
	Prior Period	Current Period	Total
Net losses paid	$203,470	$792	$204,262
Net change in case and LAE reserves	(141,845)	1,026	(140,819)
Net change in IBNR reserves	(101,901)	9,823	(92,078)

(Reduction) increase in estimates of net ultimate losses	(40,276)	11,641	(28,635)
Paid loss recoveries on bad debt provisions	(11,206)	—	(11,206)
Reduction in provisions for unallocated loss adjustment expense liabilities	(26,233)	—	(26,233)
Amortization of fair value adjustments	(309)	—	(309)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(78,024)	$11,641	$(66,383)

Six Months Ended June 30, 2015

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2015 of $42.0 million included incurred losses of $43.3 million related to current period earned premium of $35.8 million primarily related to the portion of the run-off business acquired with Sussex. Excluding current period incurred losses of $43.3 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $85.2 million, which was attributable to a reduction in estimates of net ultimate losses of $38.1 million, reduction in provisions for bad debt of $20.4 million, a reduction in provisions for unallocated loss adjustment expense liabilities of $21.7 million, relating to

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.0 million.

The reduction in estimates of net ultimate losses relating to prior periods of $38.1 million was related primarily to:

(i)	the Company’s review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $6.4 million;

(ii)	a reduction in IBNR reserves of $23.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of the Company’s actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the six months ended June 30, 2015 resulting in a reduction in estimates of net ultimate losses of approximately $8.7 million.

The reduction in provisions for bad debt of $20.4 million for the six months ended June 30, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Six Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2014 of $66.4 million included incurred losses of $11.6 million related to current period earned premium of $17.3 million primarily related to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $11.6 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $78.0 million, which was attributable to a reduction in estimates of net ultimate losses of $40.3 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $26.2 million, relating to 2014 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.3 million.

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

Atrium Segment

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2015 and 2014 for the Atrium segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Atrium
	Three Months Ended June 30,
	2015	2014
Balance as at April 1	$202,873	$220,252
Less: total reinsurance reserves recoverable	26,629	25,626

	176,244	194,626
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	17,495	18,904
Prior periods	(3,738)	(2,293)

Total net increase in ultimate losses and loss adjustment expense liabilities	13,757	16,611

Net losses paid:
Current period	(4,538)	(5,132)
Prior periods	(7,583)	(6,876)

Total net losses paid	(12,121)	(12,008)
Effect of exchange rate movement	1,608	698

Net balance as at June 30	179,488	199,927
Plus: total reinsurance reserves recoverable	26,011	26,993

Balance as at June 30	$205,499	$226,920

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Atrium
	Six Months Ended June 30,
	2015	2014
Balance as at January 1	$212,611	$215,392
Less: total reinsurance reserves recoverable	28,278	25,055

	184,333	190,337
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	32,373	40,218
Prior periods	(11,596)	(6,476)

Total net increase in ultimate losses and loss adjustment expense liabilities	20,777	33,742

Net losses paid:
Current period	(7,408)	(9,816)
Prior periods	(16,624)	(15,027)

Total net losses paid	(24,032)	(24,843)
Effect of exchange rate movement	(1,590)	691

Net balance as at June 30	179,488	199,927
Plus: total reinsurance reserves recoverable	26,011	26,993

Balance as at June 30	$205,499	$226,920

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Atrium
	Three Months Ended June 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$7,583	$4,538	$12,121	$6,876	$5,132	$12,008
Net change in case and LAE reserves	(3,946)	4,082	136	(3,857)	6,098	2,241
Net change in IBNR reserves	(3,560)	8,746	5,186	(5,019)	7,348	2,329

Increase (reduction) in estimates of net ultimate losses	77	17,366	17,443	(2,000)	18,578	16,578
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(137)	129	(8)	(293)	326	33
Amortization of fair value adjustments	(3,678)	—	(3,678)	—	—	—

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(3,738)	$17,495	$13,757	$(2,293)	$18,904	$16,611

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Atrium
	Six Months Ended June 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$16,624	$7,408	$24,032	$15,027	$9,816	$24,843
Net change in case and LAE reserves	(7,657)	6,774	(883)	(7,842)	10,858	3,016
Net change in IBNR reserves	(16,553)	17,929	1,376	(13,420)	19,218	5,798

(Reduction) increase in estimates of net ultimate losses	(7,586)	32,111	24,525	(6,235)	39,892	33,657
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(332)	262	(70)	(241)	326	85
Amortization of fair value adjustments	(3,678)	—	(3,678)	—	—	—

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(11,596)	$32,373	$20,777	$(6,476)	$40,218	$33,742

Torus Segment

The tables below provide a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses for the three months ended June 30, 2015 and 2014 for the Torus segment (losses incurred and paid are reflected net of reinsurance recoverables):

	Torus
	Three Months Ended June 30,
	2015	2014
Balance as at April 1	$828,488	$—
Less: total reinsurance reserves recoverable	280,540	—

	547,948	—
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	81,293	80,340
Prior periods	(280)	—

Total net increase in ultimate losses and loss adjustment expense liabilities	81,013	80,340

Net losses paid:
Current period	(7,518)	(2,851)
Prior periods	(31,896)	(11,398)

Total net losses paid	(39,414)	(14,249)
Effect of exchange rate movement	(2,761)	(114)
Acquired on purchase of subsidiaries	—	515,373

Net balance as at June 30	586,786	581,350
Plus: total reinsurance reserves recoverable	287,049	336,150

Balance as at June 30	$873,835	$917,500

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Torus
	Six Months Ended June 30,
	2015	2014(1)
Balance as at January 1	$861,800	$—
Less: total reinsurance reserves recoverable	325,209	—

	536,591	—
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities:
Current period	158,703	80,340
Prior periods	(1,474)	—

Total net increase in ultimate losses and loss adjustment expense liabilities	157,229	80,340

Net losses paid:
Current period	(11,241)	(2,851)
Prior periods	(80,322)	(11,398)

Total net losses paid	(91,563)	(14,249)
Effect of exchange rate movement	(15,471)	(114)
Acquired on purchase of subsidiaries	—	515,373

Net balance as at June 30	586,786	581,350
Plus: total reinsurance reserves recoverable	287,049	336,150

Balance as at June 30	$873,835	$917,500

(1)	The Company began reporting with respect to its Torus segment following the acquisition of Torus in the second quarter of 2014.

The net (reduction) increase in ultimate losses and loss adjustment expense liabilities for the Torus segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Torus
	Three Months Ended June 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$31,896	$7,518	$39,414	$11,398	$2,851	$14,249
Net change in case and LAE reserves	6,397	40,332	46,729	34,414	7,850	42,264
Net change in IBNR reserves	(38,584)	32,894	(5,690)	(45,812)	69,539	23,727

(Reduction) increase in estimates of net ultimate losses	(291)	80,744	80,453	—	80,240	80,240
Increase (reduction) in provisions for unallocated loss adjustment expense liabilities	506	549	1,055	—	—	—
Amortization of fair value adjustments	(495)	—	(495)	—	100	100

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(280)	$81,293	$81,013	$—	$80,340	$80,340

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Torus
	Six Months Ended June 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$80,322	$11,241	$91,563	$11,398	$2,851	$14,249
Net change in case and LAE reserves	(3,934)	48,877	44,943	34,414	7,850	42,264
Net change in IBNR reserves	(76,262)	96,311	20,049	(45,812)	69,539	23,727

Increase in estimates of net ultimate losses	126	156,429	156,555	—	80,240	80,240
(Reduction) increase in provisions for unallocated loss adjustment expense liabilities	(563)	2,274	1,711	—	—	—
Amortization of fair value adjustments	(1,037)	—	(1,037)	—	100	100

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(1,474)	$158,703	$157,229	$—	$80,340	$80,340

7. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Life	$333,486	$344,215
Annuities	929,959	938,121

	1,263,445	1,282,336
Fair value adjustments	(57,314)	(61,472)

	$1,206,131	$1,220,864

Refer to Note 9 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on establishing policy benefit reserves.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, Atrium, Torus and life and annuities segments for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Gross	$14,797	$53,184	$6,720	$22,406	$24,914	$78,157	$8,039	$25,174
Ceded	(39,590)	(35,886)	(904)	(5,322)	(39,867)	(42,367)	(1,180)	(5,563)

Net	$(24,793)	$17,298	$5,816	$17,084	$(14,953)	$35,790	$6,859	$19,611

Atrium
Gross	$35,786	$37,913	$39,857	$38,142	$84,699	$76,067	$87,434	$76,299
Ceded	(3,966)	(3,956)	(3,868)	(4,145)	(8,521)	(8,238)	(9,720)	(9,663)

Net	$31,820	$33,957	$35,989	$33,997	$76,178	$67,829	$77,714	$66,636

Torus
Gross	$241,057	$195,963	$170,646	$185,753	$431,754	$364,495	$170,646	$185,753
Ceded	(59,692)	(58,267)	(40,205)	(47,514)	(125,566)	(103,177)	(40,205)	(47,514)

Net	$181,365	$137,696	$130,441	$138,239	$306,188	$261,318	$130,441	$138,239

Life and annuities
Life	$22,922	$23,072	$27,189	$27,596	$45,655	$45,992	$53,185	$54,088

Total	$211,314	$212,023	$199,435	$216,916	$413,068	$410,929	$268,199	$278,574

9. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE

The following table shows the Company’s goodwill, intangible assets and deferred charge as at June 30, 2015 and December 31, 2014:

	Goodwill	Intangible assets with a definite life- Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Deferred charge
Balance as at December 31, 2014	$73,071	$41,048	$87,031	$201,150	$159,095	$—
Acquired during the period	—	—	—	—	(2,759)	265,426
Intangible assets amortization	—	(2,995)	—	(2,995)	5,191	—

Balance as at June 30, 2015	$73,071	$38,053	$87,031	$198,155	$161,527	$265,426

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE—(Continued)

Refer to Note 11 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on intangible assets with a definite and an indefinite life. Refer to Note 1—”Significant Accounting Policies—(b) Retroactive reinsurance” above for more information on deferred charge.

Intangible asset amortization for the three and six month periods ended June 30, 2015 was $(4.9) million and $(2.2) million, respectively, as compared to $7.9 million and $6.7 million for the comparative periods in 2014.

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expenses	$429,063	$(296,642)	$132,421	$449,986	$(299,413)	$150,573
Reinsurance balances recoverable	(175,453)	147,245	(28,208)	(193,617)	140,667	(52,950)
Policy benefits for life and annuity contracts	86,332	(29,018)	57,314	$86,332	$(24,860)	$61,472

	$339,942	$(178,415)	$161,527	$342,701	$(183,606)	$159,095

Other:
Distribution channel	$20,000	$(2,111)	$17,889	20,000	(1,444)	18,556
Technology	15,000	(4,686)	10,314	15,000	(3,125)	11,875
Brand	12,000	(2,150)	9,850	12,000	(1,383)	10,617

	$47,000	$(8,947)	$38,053	$47,000	$(5,952)	$41,048

Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	—	37,031	37,031	—	37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100

	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charge on retroactive reinsurance	$265,426	$—	$265,426	$—	$—	$—

As at June 30, 2015 and December 31, 2014, the allocation of the goodwill to the Company’s non-life run-off, Atrium and Torus segments was $21.2 million, $38.9 million and $13.0 million, respectively.

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

Borrowings and repayments under the Company’s loan facilities during the six months ended June 30, 2015 are described below.

EGL Revolving Credit Facility

The Company’s borrowings under the facility increased from $319.6 million as at December 31, 2014 to $544.3 million as at June 30, 2015. The increase of $224.7 million was attributable to the following drawdowns:

(i)	a total of $149.7 million related to the Wilton Re life settlements acquisition and the Voya transaction;

(ii)	$50.0 million to capitalize a newly-formed Bermuda registered wholly-owned reinsurance company; and

(iii)	$25.0 million for general corporate purposes.

Sussex Facility

On May 5, 2015, the Company repaid $5.0 million of the outstanding principal of the Sussex Facility, reducing the outstanding principal to $104.0 million as at June 30, 2015.

As of June 30, 2015, all of the covenants relating to the EGL Revolving Credit Facility and the Sussex Facility were met.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. LOANS PAYABLE—(Continued)

Amounts of loans payable outstanding, and accrued interest, as of June 30, 2015 and December 31, 2014 total $650.5 million and $320.0 million, respectively, and comprise:

Facility	Date of Facility	Facility Term	June 30, 2015	December 31, 2014
EGL Revolving Credit Facility	September 16, 2014	5 Years	$544,250	$319,550
Sussex Facility	December 24, 2014	4 Years	104,000	—

Total long-term bank debt			648,250	319,550
Accrued interest			2,257	491

Total loans payable			$650,507	$320,041

11. REDEEMABLE NONCONTROLLING INTEREST

Refer to Note 13 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on redeemable noncontrolling interest (“RNCI”).

A reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI is as follows:

Redeemable noncontrolling interest	June 30, 2015	December 31, 2014
Balance as at beginning of period	$374,619	$100,859
Capital contributions	15,728	272,722
Dividends paid	(7,110)	—
Net earnings attributable to RNCI	12,016	4,059
Accumulated other comprehensive income attributable to RNCI	(223)	(1,993)
Transfer of net loss from noncontrolling interest	—	(1,028)

Balance at end of period	$395,030	$374,619

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EARNINGS PER SHARE

The following table sets forth the comparison of basic and diluted earnings per share for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$14,545	$51,793	$59,392	$81,380
Weighted average ordinary shares outstanding—basic	19,252,359	18,636,085	19,244,951	17,605,808

Net earnings per ordinary share attributable to Enstar Group Limited—basic	$0.76	$2.78	$3.09	$4.62

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$14,545	$51,793	$59,392	$81,380
Weighted average ordinary shares outstanding—basic	19,252,359	18,636,085	19,244,951	17,605,808
Share equivalents:
Unvested shares	39,524	64,564	38,017	53,152
Restricted share units	13,620	21,543	12,031	21,012
Preferred shares	—	549,242	—	276,138
Warrants	78,250	56,082	69,776	48,763

Weighted average ordinary shares outstanding—diluted	19,383,753	19,327,516	19,364,775	18,004,873

Net earnings per ordinary share attributable to Enstar Group Limited—diluted	$0.75	$2.68	$3.07	$4.52

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS—(Continued)

2006 Equity Incentive Plan

The employee share awards for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,
	2015		2014
	Number of Shares	Weighted Average Fair Value of the Award	Number of Shares	Weighted Average Fair Value of the Award
Nonvested—beginning of period	101,181	$15,470	115,159	$15,997
Granted	42,395	5,852	27,418	3,666
Forfeited	(2,932)	448	—	—
Vested	(54,441)	7,851	(45,559)	6,091

Nonvested—end of period	86,203	$13,357	97,018	$14,624

The total unrecognized compensation cost related to the Company’s non-vested share awards under the 2006 Equity Incentive Plan (the “Equity Plan”) as at June 30, 2015 and 2014 was $7.0 million and $6.5 million, respectively. The total unrecognized compensation cost as of June 30, 2015 is expected to be recognized over the next 1.8 years which is the weighted average contractual life of the awards. Compensation costs of $1.5 million and $2.7 million relating to these share awards were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2015, respectively, as compared to costs of $0.8 million and $1.5 million for the comparative periods in 2014.

For the six months ended June 30, 2015 and 2014, 36,020 and 24,412 shares, respectively, were awarded to non-executive officer employees under the Equity Plan.

Cash-Settled Stock Appreciation Rights

Refer to Note 16 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for more information on cash-settled stock appreciation rights (“SARs”).

During the six months ended June 30, 2015 and 2014, the Company granted 190,000 and 373,315 SARs, respectively, to certain employees pursuant to the terms of the Equity Plan. Compensation costs of $5.7 million and $5.8 million relating to these share awards were recognized in the Company’s statement of earnings for the three and six months ended June 30, 2015, respectively, as compared to costs of $1.0 million and $1.0 million for the comparative periods in 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS—(Continued)

The following table sets forth the assumptions used to estimate the fair value of the Company’s outstanding SARs using the Black-Scholes option valuation model as at June 30, 2015:

As at June 30, 2015
Weighted average fair value of the SARs	$33.72
Weighted average volatility	20.24
Weighted average risk-free interest rate	0.53%
Dividend yield	—

The following table summarizes SARs activity for the six months ended June 30, 2015:

	June 30, 2015
	Number of SAR’s	Weighted Average Exercise Price per SAR	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance, beginning of period	1,068,001	$140.53	2.39	$13,199
Granted	190,000
Exercised	(32,933)
Forfeited	(14,040)

Balance, end of period	1,211,028	$140.59	1.81	$15,819	(1)

(1)	The aggregate intrinsic value as of June 30, 2015 is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of the Company’s ordinary shares of $154.95 on that day.

2011-2015 Annual Incentive Compensation Program

The accrued expense relating to the Enstar Group Limited 2011-2015 Annual Incentive Compensation Program for the three and six months ended June 30, 2015 was $(0.9) million and $7.0 million, respectively, as compared to $9.2 million and $14.4 million for the comparative periods in 2014.

Enstar Group Limited Employee Share Purchase Plan

For each of the three and six months ended June 30, 2015 and 2014, compensation costs of less than $0.1 million and $0.2 million, respectively, relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan (“Share Plan”) were recognized in the Company’s statement of earnings. For the six months ended June 30, 2015 and 2014, 6,375 and 3,006 shares, respectively, were issued to employees under the Share Plan.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS—(Continued)

For the three and six months ended June 30, 2015 compensation costs of $0.2 million and $1.7 million, respectively, relating to the long-term incentive plans were recorded as part of salaries and benefits within the Company’s statement of earnings, as compared to $1.5 million for each of the comparative periods in 2014.

Deferred Compensation and Ordinary Share Plan for Non-Employee Directors

For the six months ended June 30, 2015 and 2014, 3,768 and 2,096 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the “Deferred Compensation Plan”). The Company recorded expenses related to the restricted share units for the three and six months ended June 30, 2015 of $0.5 million and $0.6 million, respectively, as compared to $0.2 million and $0.3 million for the comparative periods in 2014.

Following the resignations of Kenneth J. LeStrange and Kenneth W. Moore from the Board of Directors, 1,560 and 833 restricted share units, respectively, previously credited to their accounts under the Deferred Compensation Plan were converted into the same number of the Company’s ordinary shares on January 2, 2015 and July 3, 2015, respectively, with fractional shares paid in cash.

Pension Plan

The Company provides pension benefits to eligible employees through various plans sponsored by the Company. All pension plans, except for the noncontributory defined benefit pension plan acquired in the Providence Washington transaction in 2010 (the “PWAC Plan”), are structured as defined contribution plans. Pension expense for the three and six months ended June 30, 2015 were $2.8 million and $5.2 million, respectively, as compared to $3.2 million and $5.3 million for the comparative periods in 2014.

The Company recorded pension expense relating to the PWAC Plan of $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, as compared to $0.1 million and $0.3 million for the comparative periods in 2014. The PWAC Plan is described in Note 16 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

14. TAXATION

The Company accounts for income taxes using the estimated annual effective tax rate. The Company makes the best estimate of the annual effective tax rate expected to be applicable for the full fiscal year and applies the rate to the year-to-date income. Discrete tax adjustments are recorded in the quarter in which the event occurs.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. TAXATION—(Continued)

Earnings before income taxes includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic (Bermuda)	$17,405	$26,969	$(6,804)	$33,979
Foreign	6,618	35,792	95,063	69,470

Total	$24,023	$62,761	$88,259	$103,449

Tax expense (benefit) for income taxes is comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	9,094	9,715	22,735	19,982

	9,094	9,715	22,735	19,982

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	(3,278)	(1,263)	(6,175)	(4,254)

	(3,278)	(1,263)	(6,175)	(4,254)

Total tax expense	$5,816	$8,452	$16,560	$15,728

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

14. TAXATION—(Continued)

The actual income tax rate differed from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings before income tax	$24,023	$62,761	$88,259	$103,449

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	33.3%	16.8%	17.9%	17.0%
Change in uncertain tax positions	—%	—%	—%	(2.2)%
Change in valuation allowance	(9.7)%	(3.5)%	(4.4)%	0.1%
Prior year true-up	0.1%	—%	5.0%	—%
Other	0.5%	0.2%	0.3%	0.3%

Effective tax rate	24.2%	13.5%	18.8%	15.2%

The Company has estimated future taxable income of its foreign subsidiaries and has provided a valuation allowance in respect of those loss carryforwards where it does not expect to realize a benefit. The Company has considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

The Company had no unrecognized tax benefits relating to uncertain tax positions as at both June 30, 2015 and December 31, 2014, respectively.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS—(Continued)

In addition, the Company has entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and Torus acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) the Company’s right to redeem Trident’s equity interest in the Atrium/Arden and Torus transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and Torus closings, respectively, and at any time following the seventh anniversary of the Arden and Torus closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and Torus transactions redeemed by the Company at fair market value (which the Company may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and Torus closing, respectively. As of June 30, 2015, the Company has included $395.0 million (December 31, 2014: $374.6 million) as redeemable noncontrolling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of Torus and the holding companies established in connection with the Atrium/Arden and Torus co-investment transactions. Trident also has a second representative on these boards who is a Stone Point Capital employee.

As at June 30, 2015, the Company has investments in four funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point Capital LLC. The fair value of the investments in the four funds was $249.1 million and $202.6 million as at June 30, 2015 and December 31, 2014, respectively while the fair value of the Company’s investment in the registered investment company was $25.8 million and $25.6 as at June 30, 2015 and December 31, 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized $5.5 million and $2.8 million respectively in net realized and unrealized gains in respect of these investments.

The Company also has separate accounts managed by Eagle Point Credit Management, which is an affiliate of entities owned by Trident, with respect to which the Company incurred approximately $0.1 million and $0.1 million in management fees for the six months ended June 30, 2015 and 2014, respectively.

In addition, the Company has invested in two funds managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of the Company’s investments in Sound Point Capital funds was $41.4 million and $39.9 million as at June 30, 2015 and December 31, 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company has recognized $1.6 million and $0.7 million, respectively, in net realized and unrealized gains in respect of Sound Point Capital investments.

The Company also has a separate account managed by Sound Point Capital pursuant to an arms-length agreement reflecting customary terms and conditions, with respect to which the Company incurred approximately $0.1 million and $nil in management fees for the six months ended June 30, 2015 and 2014, respectively.

Goldman Sachs & Co.

Affiliates of Goldman Sachs own approximately 4.2% of the Company’s Voting Ordinary Shares and 100% of the Company’s Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in the Company. As of June 30, 2015 and December, 31, 2014, the Company had investments in two

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS—(Continued)

funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $37.4 million and $36.3 million, respectively. As of June 30, 2015 and December 31, 2014, the Company had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited which had a fair value of $27.8 million and $25.1 million respectively. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which the Company has invested. For the six months ended June 30, 2015 and 2014, the Company recognized $2.4 million and $0.7 million, in net realized and unrealized losses and gains, respectively, in respect of the Goldman Sachs-affiliated investments.

During 2015, a Goldman Sachs affiliate began providing investment management services to one of the Company’s subsidiaries pursuant to an arms-length agreement reflecting customary terms and conditions. The Company’s interests are held in accounts managed by affiliates of Goldman Sachs, with respect to which the Company incurred approximately $0.3 million and $nil in management fees for the six months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, the Company’s investments are held by 28 different custodians. These custodians are all large financial institutions that are highly regulated. The largest concentration of fixed maturity and equity investments, by fair value, at a single custodian was $4.6 billion and $3.6 billion as of June 30, 2015 and December 31, 2014, respectively.

Investments

The following table provides a summary of the Company’s outstanding unfunded investment commitments as of June 30, 2015 and December 31, 2014:

June 30, 2015			December 31, 2014
Original Commitments	Commitments		Original Commitments	Commitments
	Funded	Unfunded		Funded	Unfunded
$305,000	$206,843	$98,157	$311,000	$211,115	$99,885

Guarantees

As at June 30, 2015 and December 31, 2014, the Company had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $290.6 million and $238.6 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS AND CONTINGENCIES—(Continued)

Acquisitions and Significant New Business and Transactions

As of June 30, 2015, the Company has entered into a definitive agreement with respect to the purchase of NSA which is expected to close in the third quarter of 2015. The NSA acquisition agreement is described in Note 2—“Acquisitions”. The Company has also entered into a Sale and Purchase Agreement with the JCF II Funds which is scheduled to close no later than October 1, 2015. The JCF II Fund repurchase is described in Note 3—“Significant New Business and Transactions”.

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

17. SEGMENT INFORMATION

The Company monitors and reports its results of operations in four segments: non-life run-off, Atrium, Torus and life and annuities. These segments are described in both Note 1 and Note 21 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s total assets by segment were as follows (the elimination items include the elimination of intersegment assets):

	June 30, 2015	December 31, 2014
Total assets:
Non-life run-off	$8,082,050	$5,936,187
Atrium	544,953	598,037
Torus	2,708,497	2,876,734
Life and annuities	1,530,031	1,344,593
Less:
Eliminations	(533,171)	(818,666)

	$12,332,360	$9,936,885

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three and six months ended June 30, 2015 and 2014 (the elimination items include the elimination of intersegment revenues and expenses):

	Three Months Ended June 30, 2015
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$17,298	$33,957	$137,696	$23,072	$—	$212,023
Fees and commission income	4,892	7,457	—	—	(3,218)	9,131
Net investment income	28,444	599	5,361	12,161	(72)	46,493
Net realized and unrealized gains	(4,308)	38	(3,355)	(3,624)	—	(11,249)

	46,326	42,051	139,702	31,609	(3,290)	256,398

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(28,870)	13,757	81,013	—	—	65,900
Life and annuity policy benefits	—	—	—	28,090	—	28,090
Acquisition costs	(5,871)	12,301	27,365	3,299	—	37,094
Salaries and benefits	32,161	1,794	18,235	501	—	52,691
General and administrative expenses	21,007	4,876	14,656	3,951	(3,218)	41,272
Interest expense	2,826	1,482	—	640	(72)	4,876
Net foreign exchange losses (gains)	(4,543)	2,213	4,200	582	—	2,452

	16,710	36,423	145,469	37,063	(3,290)	232,375

EARNINGS BEFORE INCOME TAXES	29,616	5,628	(5,767)	(5,454)	—	24,023
INCOME TAXES	(6,104)	(2,252)	694	1,846	—	(5,816)

NET EARNINGS	23,512	3,376	(5,073)	(3,608)	—	18,207
Less: Net loss (earnings) attributable to noncontrolling interest	(3,761)	(1,982)	2,081	—	—	(3,662)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$19,751	$1,394	$(2,992)	$(3,608)	$—	$14,545

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

	Six Months Ended June 30, 2015
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$35,790	$67,829	$261,318	$45,992	$—	$410,929
Fees and commission income	9,729	16,985	14	—	(6,117)	20,611
Net investment income	50,348	1,184	7,555	21,531	(232)	80,386
Net realized and unrealized gains (losses)	30,352	129	1,347	(57)	—	31,771

	126,219	86,127	270,234	67,466	(6,349)	543,697

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(41,970)	20,777	157,229	—	—	136,036
Life and annuity policy benefits	—	—	—	50,937	—	50,937
Acquisition costs	(7,576)	21,707	51,508	6,005	—	71,644
Salaries and benefits	64,205	9,963	33,655	2,640	—	110,463
General and administrative expenses	43,954	8,330	29,449	4,482	(6,117)	80,098
Interest expense	5,346	2,965	—	800	(232)	8,879
Net foreign exchange losses (gains)	595	(302)	(2,180)	(732)	—	(2,619)

	64,554	63,440	269,661	64,132	(6,349)	455,438

EARNINGS BEFORE INCOME TAXES	61,665	22,687	573	3,334	—	88,259
INCOME TAXES	(11,211)	(4,136)	12	(1,225)	—	(16,560)

NET EARNINGS	50,454	18,551	585	2,109	—	71,699
Less: Net earnings attributable to noncontrolling interest	(3,357)	(8,710)	(240)	—	—	(12,307)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$47,097	$9,841	$345	$2,109	$—	$59,392

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

	Three Months Ended June 30, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$17,084	$33,997	$138,239	$27,596	$—	$216,916
Fees and commission income	12,218	5,474	—	13	(10,196)	7,509
Net investment income	22,267	497	1,365	9,952	(432)	33,649
Net realized and unrealized gains	30,926	4	3,218	4,263	—	38,411

	82,495	39,972	142,822	41,824	(10,628)	296,485

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(37,202)	16,611	80,340	—	—	59,749
Life and annuity policy benefits	—	—	—	27,732	—	27,732
Acquisition costs	5,652	11,167	29,602	3,958	—	50,379
Salaries and benefits	31,463	4,226	17,600	2,394	—	55,683
General and administrative expenses	15,579	3,990	25,043	2,761	(10,196)	37,177
Interest expense	2,325	1,204	—	432	(432)	3,529
Net foreign exchange (gains) losses	(632)	(435)	620	(78)	—	(525)

	17,185	36,763	153,205	37,199	(10,628)	233,724

EARNINGS (LOSS) BEFORE INCOME TAXES	65,310	3,209	(10,383)	4,625	—	62,761
INCOME TAXES	(5,223)	(1,280)	(394)	(1,555)	—	(8,452)

NET EARNINGS (LOSS)	60,087	1,929	(10,777)	3,070	—	54,309
Less: Net (earnings) loss attributable to noncontrolling interest	(5,574)	(1,293)	4,351	—	—	(2,516)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$54,513	$636	$(6,426)	$3,070	$—	$51,793

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

	Six Months Ended June 30, 2014
	Non-life run-off	Atrium	Torus	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$19,611	$66,636	$138,239	$54,088	$—	$278,574
Fees and commission income	15,173	10,295	—	34	(10,995)	14,507
Net investment income	36,600	977	1,365	19,941	(886)	57,997
Net realized and unrealized gains (losses)	60,555	(103)	3,218	9,314	—	72,984

	131,939	77,805	142,822	83,377	(11,881)	424,062

EXPENSES
Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	(66,383)	33,742	80,340	—	—	47,699
Life and annuity policy benefits	—	—	—	54,541	—	54,541
Acquisition costs	5,652	20,728	29,602	7,558	—	63,540
Salaries and benefits	57,311	7,759	17,600	4,403	—	87,073
General and administrative expenses	31,342	8,031	25,936	5,113	(10,995)	59,427
Interest expense	4,887	2,376	—	886	(886)	7,263
Net foreign exchange losses (gains)	1,498	(986)	625	(67)	—	1,070

	34,307	71,650	154,103	72,434	(11,881)	320,613

EARNINGS (LOSS) BEFORE INCOME TAXES	97,632	6,155	(11,281)	10,943	—	103,449
INCOME TAXES	(8,874)	(2,619)	(394)	(3,841)	—	(15,728)

NET EARNINGS (LOSS)	88,758	3,536	(11,675)	7,102	—	87,721
Less: Net (earnings) loss attributable to noncontrolling interest	(8,645)	(2,403)	4,707	—	—	(6,341)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$80,113	$1,133	$(6,968)	$7,102	$—	$81,380

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Enstar Group Limited:

We have reviewed the accompanying condensed consolidated balance sheet of Enstar Group Limited and subsidiaries as of June 30, 2015, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 7, 2015

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents:

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Our core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 65 insurance and reinsurance companies and portfolios of insurance and reinsurance business. We also operate active underwriting businesses, including the Atrium Underwriting Group Limited and subsidiaries (or Atrium), which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609, and Torus Insurance Holdings Limited and subsidiaries (or Torus), an A- rated global specialty insurance group with multiple global underwriting platforms. We partnered with the Trident V funds in the Atrium and Torus acquisitions, with Enstar owning an approximate 59.0% interest and Trident V owning an approximate 39.3% interest in the acquired companies (with Dowling Capital Partners owning a 1.7% interest). In addition, we operate closed life and annuities businesses.

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

The table below summarizes the total number of employees we had as at June 30, 2015 and December 31, 2014 by operating segment:

	June 30, 2015	December 31, 2014
Non-life run-off	654	521
Atrium	163	157
Torus	453	474
Life and annuities	50	49

Total	1,320	1,201

Key Performance Indicator

Our primary corporate objective is growing our net book value per share. We believe this is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies. We increased our book value per share on a fully diluted basis by $4.59 from $119.22 per share as at December 31, 2014 to $123.80 as at June 30, 2015. The increase was due to the net earnings for the six months ended June 30, 2015 along with the increase in shareholders’ equity of $42.8 million attributable to our repurchase of the noncontrolling minority economic interests held by the JCF II Funds in certain of our subsidiaries (described below), which was reflected in shareholders’ equity as an adjustment to additional paid-in capital and accumulated other comprehensive income.

Recent Developments

Our transactions take the form of either acquisitions of companies or portfolio transfers, where a reinsurance contract transfers risk from the insurance or reinsurance company to one of our companies. Acquisitions and portfolio transfers (also referred to as “significant new business”) completed or signed since the beginning of 2015 are outlined below, as well as other transactions.

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

Life Settlements (Wilton Re)

On May 5, 2015, we, through our wholly-owned subsidiary Guillamene Holdings Limited, or Guillamene, completed the acquisitions of two Delaware companies from subsidiaries of Wilton Re Limited, or Wilton Re, that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. The total consideration for the transaction was $173.1 million, which will be paid in two installments. The first installment of $89.1 million was paid on closing and was financed by borrowings under the EGL Revolving Credit Facility. The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand.

Canada Pension Plan Investment Board, or CPPIB, together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, CPPIB separately acquired certain voting and non-voting shares of Enstar pursuant to the CPPIB-First Reserve Transaction, as described in “—Significant New Business and Transactions” below.

Sussex Insurance Company (formerly known as Companion Property and Casualty Insurance Company)

On January 27, 2015, we and our wholly-owned subsidiary Sussex Holdings, Inc., or Sussex Holdings, completed the acquisition of Companion Property and Casualty Insurance Company, or Companion, from Blue Cross Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group writing property, casualty, specialty and workers compensation business, and has also provided fronting and third-party administrative services. The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a term loan facility and 50% from cash on hand. We changed the name of Companion to Sussex Insurance Company, or Sussex, following the acquisition and are operating the company as part of our non-life run-off business. In addition, Torus is renewing certain business from Sussex.

Significant New Business and Transactions

JCF II Funds

On June 30, 2015, we entered into a Sale and Purchase Agreement with J.C. Flowers II L.P., J.C. Flowers II-A L.P., J.C. Flowers II-B, L.P. and Financial Service Opportunities L.P., or collectively, the JCF II Funds, pursuant to which we will purchase all of the non-voting preference shares of Cumberland Holdings Ltd. and Courtenay Holdings Ltd., which represents all of the noncontrolling interest owned directly by the JCF II Funds in Enstar, for an aggregate price of $140.0 million. Immediately prior to the repurchase, the JCF II Funds’ noncontrolling interest totaled $182.8 million. The purchase and sale transaction is scheduled to close no later than October 1, 2015 and the closing is not subject to any material conditions.

CPPIB Investment

On June 3, 2015, CPPIB purchased 1,501,211 of our voting ordinary shares and 404,771 shares of our Series E non-voting convertible ordinary shares from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (or collectively, First Reserve, and the transaction, the CPPIB-First Reserve Transaction), which resulted in CPPIB owning a 9.5% voting interest and a 9.9% aggregate economic interest in us. In connection with the CPPIB-First Reserve Transaction, we and CPPIB entered into a Shareholder Rights Agreement granting CPPIB contractual shareholder rights that are substantially similar to those rights previously held by First Reserve. Simultaneously, First Reserve waived all of its rights under the Shareholder Rights Agreement, dated April 1, 2014, among Enstar, First Reserve and Corsair Specialty Investors, L.P., or Corsair, including its right to designate a representative to our Board of Directors.

The new Shareholder Rights Agreement grants CPPIB the right to designate one representative to our Board of Directors. This designation right terminates if CPPIB ceases to beneficially own at least 75% of the total number of voting and non-voting shares acquired in the CPPIB-First Reserve Transaction. Pursuant to this contractual right, CPPIB expects to designate a representative to the Company’s Board of Directors at a future time. First Reserve also assigned to CPPIB substantially all of its rights under the Registration Rights Agreement, dated April 1, 2014, among Enstar, First Reserve and Corsair, other than certain rights related to Enstar’s resale shelf registration statement filed with the Securities and Exchange Commission on April 29, 2014.

Voya Financial Reinsurance

On May 27, 2015, we, through our wholly owned subsidiary Fitzwilliam Insurance Limited, or Fitzwilliam, entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya Financial, Inc., or Voya, pursuant to which Fitzwilliam reinsured all of the run-off workers compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing the obligations of Fitzwilliam under the coinsurance agreements. Fitzwilliam assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million included within other assets.

We transferred $67.2 million of additional funds to the trusts to further support the obligations under the reinsurance agreements, which we funded through a draw on the EGL Revolving Credit Facility. In addition to the trusts, we provided a limited parental guarantee supporting certain obligations of Fitzwilliam initially in the amount of $58.0 million. The amount of the guarantee will increase or decrease over time under certain circumstances, but will always be subject to an overall maximum cap with respect to reinsurance liabilities. As of June 30, 2015, the amount of the parental guarantee was $58.0 million.

Reciprocal of America

On January 15, 2015, our wholly-owned subsidiary, Providence Washington Insurance Company, completed the loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business that has been in run-off since 2003. The total insurance reserves assumed were $162.1 million, with an equivalent amount of cash and/or investments being received as consideration.

Shelbourne RITC Transaction

Effective January 1, 2015, Lloyd’s Syndicate 2008, which is managed by our wholly-owned subsidiary and Lloyd’s managing agent, Shelbourne Syndicate Services Limited, entered into a reinsurance to close (or RITC) contract of the 2012 and prior underwriting years of account of another Lloyd’s syndicate. In the RITC transaction, Syndicate 2008 assumed total insurance reserves of £17.2 million (approximately $26.9 million) for cash consideration of an equal amount.

Consolidated Results of Operations—For the Three and Six Months Ended June 30, 2015 and 2014

The following table sets forth our consolidated statements of earnings data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$212,023	$216,916	$410,929	$278,574
Fees and commission income	9,131	7,509	20,611	14,507
Net investment income	46,493	33,649	80,386	57,997
Net realized and unrealized (losses) gains	(11,249)	38,411	31,771	72,984

	256,398	296,485	543,697	424,062

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	65,900	59,749	136,036	47,699
Life and annuity policy benefits	28,090	27,732	50,937	54,541
Acquisition costs	37,094	50,379	71,644	63,540
Salaries and benefits	52,691	55,683	110,463	87,073
General and administrative expenses	41,272	37,177	80,098	59,427
Interest expense	4,876	3,529	8,879	7,263
Net foreign exchange losses (gains)	2,452	(525)	(2,619)	1,070

	232,375	233,724	455,438	320,613

EARNINGS BEFORE INCOME TAXES	24,023	62,761	88,259	103,449
INCOME TAXES	(5,816)	(8,452)	(16,560)	(15,728)

NET EARNINGS	18,207	54,309	71,699	87,721
Less: Net earnings attributable to noncontrolling interest	(3,662)	(2,516)	(12,307)	(6,341)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$14,545	$51,793	$59,392	$81,380

The following table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands of U.S. dollars)
Segment split of net earnings (losses) attributable to Enstar Group Limited:
Non-life run-off	$19,751	$54,513	$47,097	$80,113
Atrium	1,394	636	9,841	1,133
Torus	(2,992)	(6,426)	345	(6,968)
Life and annuities	(3,608)	3,070	2,109	7,102

Net earnings attributable to Enstar Group Limited	$14,545	$51,793	$59,392	$81,380

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

We reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of $18.2 million and $71.7 million for the three and six months ended June 30, 2015, respectively, as compared to $54.3 million and $87.7 million for the three and six months ended June 30, 2014. Our comparative results were impacted by our 2014 and 2015 acquisitions, among other factors.

We acquired Torus on April 1, 2014 and, therefore, results for the six months ended June 30, 2014 include only three months of operating Torus as compared to six months during 2015. Subsequent to June 30, 2014, we completed the acquisition of Companion (on January 27, 2015), the Wilton Re life settlements business (on May 5, 2015) and the Voya reinsurance transaction (on May 27, 2015). The change in consolidated net earnings for the three and six month periods was attributable primarily to the following:

Net premiums earned—Combined net premiums earned for our four operating segments were $212.0 million and $410.9 million for the three and six months ended June 30, 2015, respectively, as compared to $216.9 million and $278.6 million for the three and six months ended June 30, 2014. The significant increase between the six months ended June 30, 2015 and 2014 was due primarily to the increase in net premiums earned by Torus for a full six months in 2015 as compared to three months in 2014.

Net investment income—Net investment income was $46.5 million and $80.4 million for the three and six months ended June 30, 2015 respectively, as compared to $33.6 million and $58.0 million for the three and six months ended June 30, 2014. The increase in each of the periods was largely attributable to: (i) net investment income earned on a larger base of cash and fixed maturity investments as a result of the Torus and Sussex transactions; (ii) earnings associated with our life settlements business; and (iii) an increase in other income included as part of net investment income, which was partially offset by lower reinvestment yields on new purchases of fixed maturity investments.

Net realized and unrealized (losses) gains—Net realized and unrealized (losses) gains were $(11.2) million and $31.8 million for the three and six months ended June 30, 2015, respectively, as compared to $38.4 million and $73.0 million for the three and six months ended June 30, 2014. The decrease in net realized and unrealized gains between the 2015 and 2014 periods was primarily attributable to a decrease in realized and unrealized gains on fixed maturity investments due to increases in U.S. investment yields in 2015 (particularly in longer dated fixed maturity investments) as compared to tightening yields in 2014.

Net increase in ultimate losses and loss adjustment expense liabilities—For the three and six months ended June 30, 2015, net ultimate losses and loss adjustment expense liabilities increased by $65.9 million and $136.0 million, respectively, as compared to $59.7 million and $47.7 million for the three and six months ended June 30, 2014. The total increase of $6.2 million for the three months ended June 30, 2015 was due primarily to increases in ultimate losses in our non-life run-off segment of $8.3 million relating to current period incurred losses related to premiums earned by Sussex. The total increase of $88.3 million for the six months ended June 30, 2015 was due primarily to incurred losses of $76.3 million relating to premiums earned by Torus.

Acquisition costs—Acquisition costs were $37.1 million and $71.6 million for the three and six months ended June 30, 2015, respectively, as compared to $50.4 million and $63.5 million for the three and six months ended June 30, 2014. The decrease of $13.3 million for the three months ended June 30, 2015 compared to the comparative period in 2014 was due primarily to lower acquisition costs associated with the net premiums earned by Torus. The increase of $8.1 million for the six months ended June 30, 2015 compared to the comparative period in 2014 was due primarily to the acquisition costs associated with the net premiums earned by Torus.

Salaries and benefits—Salaries and benefits were $52.7 million and $110.5 million for the three and six months ended June 30, 2015, respectively, as compared to $55.7 million and $87.1 million for the three and six months ended June 30, 2014. The increase for the six months ended June 30, 2015 was due predominantly to the salaries and benefits costs associated with the acquisitions of Torus and Sussex.

General and administrative expenses—General and administrative expenses were $41.3 million and $80.1 million for the three and six months ended June 30, 2015, respectively, as compared to $37.2 million and $59.4 million for the three and six months ended June 30, 2014. The increases were due principally to general and administrative expenses associated with Torus and Sussex.

Noncontrolling interest—Noncontrolling interest for the three and six months ended June 30, 2015 increased by $1.1 million and $6.0 million, respectively, for the three and six months ended June 30, 2015 respectively, as compared to the same periods in 2014. The increase in 2015 was primarily attributable to increased earnings associated with our Atrium segment (in which there are redeemable noncontrolling interests and noncontrolling interests). As a result of the repurchase of JCF II Funds’ interests in Courtenay and Cumberland, we would expect our noncontrolling interest expense for our non-life run-off segment to decrease going forward.

Results of Operations by Segment – For the Three and Six Months Ended June 30, 2015 and 2014

Non-life Run-off Segment

Our non-life run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off businesses of Arden Reinsurance Company Ltd., or Arden, and Torus. It also includes our smaller management business, in which we manage the run-off portfolios of third parties through our service companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands of U.S. dollars)		(in thousands of U.S. dollars)
INCOME
Net premiums earned	$17,298	$17,084	$35,790	$19,611
Fees and commission income	4,892	12,218	9,729	15,173
Net investment income	28,444	22,267	50,348	36,600
Net realized and unrealized (losses) gains	(4,308)	30,926	30,352	60,555

	46,326	82,495	126,219	131,939

EXPENSES
Net reduction in ultimate losses and loss adjustment expense liabilities	(28,870)	(37,202)	(41,970)	(66,383)
Acquisition costs	(5,871)	5,652	(7,576)	5,652
Salaries and benefits	32,161	31,463	64,205	57,311
General and administrative expenses	21,007	15,579	43,954	31,342
Interest expense	2,826	2,325	5,346	4,887
Net foreign exchange (gains) losses	(4,543)	(632)	595	1,498

	16,710	17,185	64,554	34,307

EARNINGS BEFORE INCOME TAXES	29,616	65,310	61,665	97,632
INCOME TAXES	(6,104)	(5,223)	(11,211)	(8,874)

NET EARNINGS	23,512	60,087	50,454	88,758
Less: Net earnings attributable to noncontrolling interest	(3,761)	(5,574)	(3,357)	(8,645)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$19,751	$54,513	$47,097	$80,113

Summary Comparison of Three Months Ended June 30, 2015 and 2014

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of $23.5 million and $60.1 million for the three months ended June 30, 2015 and 2014, respectively.

The decrease in earnings of $36.6 million was primarily attributable to the following:

(i)	a $35.2 million reduction in net realized and unrealized (losses) gains to a loss $4.3 million for the three months ended June 30, 2015, as compared to gains of $30.9 million for the comparative period in 2014. The reduction was primarily attributable to a decrease in realized and unrealized gains on fixed maturity investments due to increases in U.S. investment yields during 2015 as compared to tightening yields for the same period in 2014;

(ii)	a decrease in fees and commission income of $7.3 million related primarily to a reduction in internal management fees charged to the Torus segment; and

(iii)	an increase in general and administrative costs of $5.4 million attributable primarily to an increase in professional and consulting fees; partially offset by

(iv)	an increase in net investment income of $6.2 million; and

(v)	an increase in net foreign exchange gains of $3.9 million.

Occasionally we write premium in our non-life run-off segment even though we do not actively seek to issue new policies in this segment. This written premium relates to the obligatory renewal of certain policies that we are in the process of placing into run-off, and the related earned premium tends to be largely or entirely offset by increases in net ultimate losses and loss adjustment expense liabilities related to these current period premiums. For the three months ended June 30, 2015 the total of: (i) net premiums earned of $17.3 million, plus (ii) negative acquisition costs of $5.9 million, and less (iii) current period increase in net ultimate losses and loss adjustment expense liabilities of $22.5 million amounted to $0.7 million and primarily related to Sussex’s run-off business. For the three months ended June 30, 2014, the total of: (i) net premiums earned of $17.1 million, less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $10.2 million, and less (iii) acquisition costs of $5.7 million amounted to $1.2 million and primarily related to the Torus run-off business.

Noncontrolling interest in earnings for the non-life run-off segment decreased by $1.8 million to $3.8 million for the three months ended June 30, 2015 as a result of lower earnings in those companies in which there are noncontrolling interests.

Net earnings for the non-life run-off segment attributable to Enstar Group Limited decreased by $34.7 million from $54.5 million for the three months ended June 30, 2014 to $19.8 million for the three months ended June 30, 2015.

Summary Comparison of Six Months Ended June 30, 2015 and 2014

In our non-life run-off segment, we reported consolidated net earnings, before net earnings attributable to noncontrolling interest, of $50.5 million and $88.8 million for the six months ended June 30, 2015 and 2014, respectively.

The decrease in earnings of $38.3 million was attributable primarily to the following:

(i)	a decrease in net realized and unrealized gains of $30.2 million;

(ii)	an increase in general and administrative expenses of $12.6 million;

(iii)	an increase in salaries and benefits of $6.9 million; and

(iv)	a decrease in fees and commission income of $5.4 million; partially offset by

(v)	an increase in net investment income of $13.8 million; and

(vi)	an increase in net underwriting result of $5.0 million.

For the six months ended June 30, 2015 the total of: (i) net premiums earned of $35.8 million, plus (ii) negative acquisition costs of $7.6 million, less (iii) current period increase in net ultimate losses and loss adjustment expense liabilities of $43.3 million amounted to $0.1 million and primarily related to the Sussex run-off business. For the six months ended June 30, 2014 the total of: (i) net premiums earned of $19.6 million, less (ii) current period increase in net ultimate losses and loss adjustment expense liabilities of $11.6 million, and less (iii) acquisition costs of $5.7 million amounted to $2.3 million and primarily related to the Torus run-off business.

Noncontrolling interest in earnings for the non-life run-off segment decreased by $5.2 million to $3.4 million for the six months ended June 30, 2015 as a result of lower earnings in those companies in which there are noncontrolling interests. Net earnings for the non-life run-off segment attributable to

Enstar Group Limited decreased by $33.0 million from $80.1 million for the six months ended June 30, 2014 to $47.1 million for the six months ended June 30, 2015.

Net Premiums Earned:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Gross premiums written	$14,797		$6,720	$24,914		$8,039
Ceded reinsurance premiums written	(39,590)		(904)	(39,867)		(1,180)

Net premiums written	(24,793)	$(30,609)	5,816	(14,953)	$(21,812)	6,859

Gross premiums earned	53,184		22,406	78,157		25,174
Ceded reinsurance premiums earned	(35,886)		(5,322)	(42,367)		(5,563)

Net premiums earned	$17,298	$214	$17,084	$35,790	$16,179	$19,611

Premiums Written

Gross non-life run-off premiums written consist of direct premiums written and premiums assumed primarily by Sussex for 2015 and Torus’ run-off business for 2014. Sussex was placed into run-off immediately following the acquisition but it is renewing expiring insurance policies when it is obligated to do so by applicable regulations. In future periods, we would expect to have declining levels of gross and net premiums written relating to the Sussex run-off business.

During the three months ended June 30, 2015, Sussex entered into several quota share agreements with Torus to reinsure 100% of select homeowner’s and aviation risks. Since the agreements covered in force and renewal business, the initial unearned premium transferred to Torus resulted in negative net written premiums for the three and six months ended June 30, 2015. Sussex’s ceded written premium to the Torus segment for the three and six months ending June 30, 2015 was $38.1 million.

Gross and net non-life run-off premiums written for the three months ended June 30, 2015 totaled $14.8 million and $(24.8) million, respectively, as compared to $6.7 million and $5.8 million for the same period in 2014. The significant decrease in net non-life run-off premiums written in 2015 predominantly related to the written premium ceded to Torus pursuant to the quota share agreements with Torus described above.

Gross and net non-life run-off premiums written for the six months ended June 30, 2015 totaled $24.9 million and $(15.0) million, respectively, as compared to $8.0 million and $6.9 million for the same periods in 2014.

Premiums Earned

Gross non-life run-off premiums earned for the three months ended June 30, 2015 and 2014 totaled $53.2 million and $22.4 million, respectively. Ceded reinsurance premiums earned for the three months ended June 30, 2015 and 2014 totaled $35.9 million and $5.3 million, respectively.

Accordingly, net premiums earned for the three months ended June 30, 2015 and 2014 totaled $17.3 million and $17.1 million, respectively. Premiums written and earned in 2015 primarily relate to Sussex whereas premiums written and earned in 2014 related to Torus’ run-off business. Sussex’s ceded earned premium to the Torus segment for the three and six months ended June 30, 2015 was $14.2 million.

Gross non-life run-off premiums earned for the six months ended June 30, 2015 and 2014 totaled $78.2 million and $25.2 million, respectively. Ceded reinsurance premiums earned for the six months ended June 30, 2015 and 2014 totaled $42.4 million and $5.6 million, respectively. Accordingly, net premiums earned for the six months ended June 30, 2015 and 2014 totaled $35.8 million and $19.6 million, respectively. Premiums written and earned in 2015 primarily relate to Sussex whereas premiums written and earned in 2014 related to Torus’ run-off buisness.

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

Fees and Commission Income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Internal	3,218		10,162	6,118		10,961
External	1,674		2,056	3,611		4,212

Total	$4,892	$(7,326)	$12,218	$9,729	$(5,444)	$15,173

Our management companies in the non-life run-off segment earned fees and commission income of $4.9 million and $12.2 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in fees and commission income of $7.3 million related primarily to decreases in management fees charged to our Torus segment.

For the six months ended June 30, 2015 and 2014, we earned fees and commission income of $9.7 million and $15.2 million, respectively. The decrease in fees and commission income of $5.4 million related primarily to decreases in management fees charged to our Torus segment.

These inter-segment fees are eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$28,444	$6,177	$22,267	$(4,308)	$(35,234)	$30,926

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$50,348	$13,748	$36,600	$30,352	$(30,203)	$60,555

Summary for the Three Months Ended June 30, 2015 and 2014

Net investment income for the non-life run-off segment for the three months ended June 30, 2015 increased by $6.1 million to $28.4 million, as compared to $22.3 million for the three months ended June 30, 2014. The increase was a result of the following:

(i)	an increase of $4.8 million in other investment income related primarily to higher returns in the second quarter of 2015 as compared to the same period in 2014, along with an increase in recoveries on acquired insolvent debts in excess of their cost; and

(ii)	an increase in investment income of $1.6 million that arose primarily as a result of a larger portfolio of fixed maturity investments in 2015 as compared to 2014; partially offset by

(iii)	a decrease of $0.3 million in investment income from equities.

Net realized and unrealized (losses) gains for the non-life run-off segment for the three months ended June 30, 2015 and 2014 were $(4.3) million and $30.9 million, respectively. The decrease of $35.2 million was primarily attributable to:

(i)	a decrease of $6.5 million in net unrealized and realized gains related to other investments holdings, which was primarily a result of:

•	a decrease in net realized and unrealized gains on equity funds in 2015 compared to gains in 2014 due to lower global equity returns on underlying portfolios in 2015 compared to those earned in 2014;

•	a decrease in income earned on our private equities and private equity funds in 2015, due to lower returns earned in 2015 as compared to those earned in 2014; and

•	lower returns on our senior secured loan fund investments.

(ii)	an increase of $24.0 million in net realized and unrealized losses related to our fixed maturity investments largely due to an increase in U.S. treasury yields; and

(ii)	a decrease of $4.7 million in net unrealized and realized gains on our equity portfolio. The decrease between 2015 and 2014 was due mostly to lower gains in our U.S. large capitalization equity exposure for the three months ended June 30, 2015 as compared to the same period in 2014.

Summary for the Six Months Ended June 30, 2015 and 2014

Net investment income for the non-life run-off segment for the six months ended June 30, 2015 increased by $13.7 million to $50.3 million, as compared to $36.6 million for the six months ended June 30, 2014. The increase was primarily a result of higher investment balances due to assets acquired in respect of the Sussex acquisition in 2015, higher yields earned on our fixed maturity investments and cash balances, and an increase in other investment income related to recoveries on acquired insolvent debts.

Net realized and unrealized gains for the non-life run-off segment for the six months ended June 30, 2015 and 2014 were $30.4 million and $60.6 million, respectively. The decrease of $30.2 million was primarily attributable to a combination of the following items:

(i)	an increase of $22.9 million in net realized and unrealized losses in fixed maturity investments which was largely as a result of increases in interest rates across the U.S. yield curve coupled with marginal widening of spreads in most spread products during the three months ended June 30, 2015 against declines in U.S. interest rates in the same period in 2014; and

(ii)	a decrease of $1.4 million in realized and unrealized gains on the other investment holdings of the segment; partially offset by

(iii)	a decrease of $5.9 million in realized and unrealized gains on our equity portfolio. The decrease between 2015 and 2014 was due mostly to lower gains in our U.S. capitalization equity holdings for the six months ended June 30, 2015 as compared to the same period in 2014.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the non-life run-off segment on its cash and investments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	0.01%	2.29%	$4,594,492	$3,968,276
Other investments and equities	10.13%	15.01%	946,486	812,552
Combined overall	1.74%	4.45%	5,540,978	4,780,828

	Six Months Ended June 30,
	Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	1.22%	2.21%	$4,219,745	$3,996,896
Other investments and equities	11.91%	13.42%	924,037	788,716
Combined overall	3.14%	4.06%	5,143,782	4,785,612

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at June 30, 2015 and 2014 were AA-.

Net Reduction in Ultimate Losses and Loss Adjustment Expense Liabilities:

The following table shows the components of the movement in the net reduction in ultimate losses and loss adjustment expense liabilities for the non-life run-off segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015			2014
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$155,006	$9,434	$164,440	$116,315	$260	$116,575
Net change in case and LAE reserves	(108,819)	4,489	(104,330)	(78,596)	175	(78,421)
Net change in IBNR reserves	(84,581)	8,624	(75,957)	(64,504)	9,774	(54,730)

(Reduction) increase in estimates of net ultimate losses	(38,394)	22,547	(15,847)	(26,785)	10,209	(16,576)
Paid loss recoveries on bad debt provision	—	—	—	(11,206)	—	(11,206)
Reduction in provisions for bad debt	(625)	—	(625)	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(7,711)	—	(7,711)	(12,874)	—	(12,874)
Amortization of fair value adjustments	(4,687)	—	(4,687)	3,454	—	3,454

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(51,417)	$22,547	$(28,870)	$(47,411)	$10,209	$(37,202)

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

Three Months Ended June 30, 2015

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2015 of $28.9 million included incurred losses of $22.5 million related to current period earned premium of $17.2 million, primarily related to the run-off business acquired with Sussex. Excluding current period incurred losses of $22.5 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $51.4 million, which was attributable to a reduction in estimates of net ultimate losses of $38.4 million, reduction in provisions for bad debt of $0.6 million, reduction in provisions for unallocated loss adjustment expense liabilities of $7.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.7 million.

The reduction in estimates of net ultimate losses relating to prior periods of $38.4 million was primarily related to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of $6.4 million;

(ii)	a reduction in IBNR reserves of $23.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the three months ended June 30, 2015 resulting in a reduction in estimates of net ultimate losses of $9.0 million.

Three Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the three months ended June 30, 2014 of $37.2 million included incurred losses of $10.2 million related to current period earned premium of $15.9 million, primarily related to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $10.2 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $47.4 million, which was attributable to a reduction in estimates of net ultimate losses of $26.8 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $12.9 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $3.5 million.

The reduction in estimates of net ultimate losses relating to prior periods of $26.8 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of $6.8 million;

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

(iii)	favorable claims settlements during the three months ended June 30, 2014 resulting in a reduction in estimates of net ultimate losses of $12.8 million.

	Six Months Ended June 30,
	2015			2014
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$215,695	$14,005	$229,700	$203,470	$792	$204,262
Net change in case and LAE reserves	(118,813)	7,483	(111,330)	(141,845)	1,026	(140,819)
Net change in IBNR reserves	(135,020)	21,785	(113,235)	(101,901)	9,823	(92,078)

(Reduction) increase in estimates of net ultimate losses	(38,138)	43,273	5,135	(40,276)	11,641	(28,635)
Paid loss recoveries on bad debt provisions	—	—	—	(11,206)	—	(11,206)
Reduction in provisions for bad debt	(20,439)	—	(20,439)	—	—	—
Reduction in provisions for unallocated loss adjustment expense liabilities	(21,686)	—	(21,686)	(26,233)	—	(26,233)
Amortization of fair value adjustments	(4,980)	—	(4,980)	(309)	—	(309)

Net (reduction) increase in ultimate losses and loss adjustment expense liabilities	$(85,243)	$43,273	$(41,970)	$(78,024)	$11,641	$(66,383)

Six Months Ended June 30, 2015

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2015 of $42.0 million included incurred losses of $43.3 million related to current period earned premium of $35.8 million primarily related to the run-off business acquired with Sussex. Excluding current period incurred losses of $43.3 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $85.2 million, which was attributable to a reduction in estimates of net ultimate losses of $38.1 million, reduction in provisions for bad debt of $20.4 million, a reduction in provisions for unallocated loss adjustment expense liabilities of $21.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.0 million.

The reduction in estimates of net ultimate losses relating to prior periods of $38.1 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of $6.4 million;

(ii)	a reduction in IBNR reserves of $23.0 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and loss adjustment expenses relating to non-commuted exposures in Lloyd’s Syndicate 2008. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	favorable claims settlements during the six months ended June 30, 2015 resulting in a reduction in estimates of net ultimate losses of $8.7 million.

The reduction in provisions for bad debt of $20.4 million for the six months ended June 30, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Six Months Ended June 30, 2014

The net reduction in ultimate losses and loss adjustment expense liabilities for the six months ended June 30, 2014 of $66.4 million included incurred losses of $11.6 million related to current period earned premium of $17.3 million primarily related to the portion of the run-off business acquired with Torus. Excluding current period incurred losses of $11.6 million, ultimate losses and loss adjustment expenses relating to prior periods were reduced by $78.0 million, which was attributable to a reduction in estimates of net ultimate losses of $40.3 million, paid loss recoveries on bad debt provisions of $11.2 million and a reduction in provisions for unallocated loss adjustment expense liabilities of $26.2 million, relating to 2014 runoff activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.3 million.

The reduction in estimates of net ultimate losses relating to prior periods of $40.3 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of $13.6 million;

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

(iii)	favorable claims settlements during the six months ended June 30, 2014 resulting in a reduction in estimates of net ultimate losses of $19.5 million.

Acquisition Costs:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$(5,871)	$11,523	$5,652	$(7,576)	$13,228	$5,652

Acquisition costs were $(5.9) million and $5.7 million for the three months ended June 30, 2015 and 2014, respectively, and $(7.6) million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015, we recorded negative acquisition costs of $6.3 million relating to ceding commission on the business Sussex ceded to Torus pursuant to the quota share reinsurance agreements described above. These amounts are recorded as acquisition costs in Torus.

Acquisition costs are directly related to the amount of net premiums earned by us which, for the three and six months ended June 30, 2015, directly related to Sussex’s business and, for the same periods in 2014, related to Torus.

Salaries and Benefits

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$32,161	$(698)	$31,463	$64,205	$(6,894)	$57,311

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $32.2 million and $31.5 million for the three months ended June 30, 2015 and 2014, respectively, and $64.2 million and $57.3 million for the six months ended June 30, 2015 and 2014, respectively.

The increase in salaries and benefits was related primarily to:

(i)	an increase in our average head count in our non-life run-off segment from 517 and 520 for the three and six months ended June 30, 2014, respectively, to 648 and 645 for the three and six months ended June 30, 2015, respectively, primarily related to our acquisition of Sussex; and

(ii)	an increase of $5.4 million and $5.5 million for the three and six months ended June 30, 2015, respectively, as compared to 2014, in the costs associated with our employee share plans; partially offset by

(iii)	a $9.9 million and $6.5 million decrease in our discretionary bonus provision for the three and six months ended June 30, 2015, respectively, largely due to the decrease in net earnings for those periods as compared to 2014. Expenses relating to our discretionary bonus plan will be variable and are dependent on our overall profitability.

General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$21,007	$(5,428)	$15,579	$43,954	$(12,612)	$31,342

General and administrative expenses increased by $5.4 million from $15.6 million for the three months ended June 30, 2014 to $21.0 million for the three months ended June 30, 2015. The increase in expenses was primarily related to the $6.4 million of general and administrative expenses related to Sussex.

General and administrative expenses increased by $12.6 million from $31.3 million for the six months ended June 30, 2014 to $44.0 million for the six months ended June 30, 2015. Included within the six months expenses for June 30, 2015 is $8.0 million of general and administrative expenses related to Sussex (including transaction-related costs), an increase in professional fees of $1.7 million, and increases in computer and office-related expenses of $2.9 million.

Net Foreign Exchange Gains (Losses):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$4,543	$3,911	$632	$(595)	$903	$(1,498)

We recorded net foreign exchange gains for the non-life run-off segment of $4.5 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and net foreign exchange losses of $(0.6) million and $(1.5) million for the six months ended June 30, 2015 and 2014, respectively. The increase in net foreign exchange gains for the three and six months ended June 30, 2015 as compared to the same periods for 2014 arose primarily as a result of holding surplus Euro and British pound liabilities at a time when the U.S. dollar was appreciating against the Euro and British pound.

In addition to the net foreign exchange gains (losses) recorded in our consolidated statement of earnings, we recorded in our unaudited condensed consolidated statement of comprehensive income currency translation adjustment gains, net of noncontrolling interest, related to our non-life run-off segment of $4.7 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.6 million and $5.3 million for the six months ended June 30, 2015 and 2014, respectively. For the three and six months ended June 30, 2015 and 2014, the currency translation adjustments related primarily to our Australian-based subsidiaries. As the functional currency of these subsidiaries are Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$6,104	$(881)	$5,223	$11,211	$(2,337)	$8,874

We recorded income tax expense for the non-life run-off segment of $6.1 million and $5.2 million for the three months ended June 30, 2015 and 2014, respectively, and $11.2 million and $8.9 million for the six months ended June 30, 2015 and 2014, respectively,

Income tax expense is generated primarily through our foreign operations outside of Bermuda, principally in the United States, Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

The effective tax rate was 20.6% and 18.2% for the three and six months ended June 30, 2015 compared with 8.0% and 9.1% for the same periods in 2014, associated primarily with us having proportionately higher net income in our tax paying subsidiaries than in the same period for 2014.

Noncontrolling Interest:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$3,761	$1,813	$5,574	$3,357	$5,288	$8,645

We recorded a noncontrolling interest in earnings of the non-life run-off segment of $3.8 million and $5.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.4 million and $8.6 million for the six months ended June 30, 2015 and 2014, respectively.

The decrease for the three and six months ended June 30, 2015 was due primarily to the decrease in earnings for those companies in our non-life run-off segment where there exists a noncontrolling interest. As a result of the repurchase of JCF II Funds’ interests, we expect our noncontrolling interest expense for our non-life run-off segment to decrease significantly in future periods.

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

The following is a discussion and analysis of our results of operations for the Atrium segment for the three and six months ended June 30, 2015 and 2014. The results of Atrium 5 represent its proportionate share of the results of Syndicate 609 (in the Atrium 5 column). The results of AUL (in the AUL column) largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. Elimination items represent Atrium 5’s share of fees and commissions paid to AUL. The results of Northshore relate primarily to amortization of intangible assets (in the Holding Companies column) and Enstar’s acquisition financing costs (in the Enstar Specific Expenses column).

Three Months Ended June 30, 2015 and 2014

The following is a discussion and analysis of our results of operations for our Atrium segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$33,957	$—	$—	$33,957	$—	$—	$33,957
Fees and commission income	—	9,577	(2,120)	7,457	—	—	7,457
Net investment income	509	90	—	599	—	—	599
Net realized and unrealized gains	38	—	—	38	—	—	38

	34,504	9,667	(2,120)	42,051	—	—	42,051

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	12,162	—	—	12,162	1,595	—	13,757
Acquisition costs	12,301	—	—	12,301	—	—	12,301
Salaries and benefits	—	1,794	—	1,794	—	—	1,794
General and administrative expenses	5,797	561	(2,120)	4,238	638	—	4,876
Interest expense	—	—	—	—	—	1,482	1,482
Net foreign exchange losses (gains)	2,241	(168)	—	2,073	140	—	2,213

	32,501	2,187	(2,120)	32,568	2,373	1,482	36,423

EARNINGS (LOSS) BEFORE INCOME TAXES	2,003	7,480	—	9,483	(2,373)	(1,482)	5,628
INCOME TAXES	(670)	(1,582)	—	(2,252)	—	—	(2,252)

NET EARNINGS (LOSS)	1,333	5,898	—	7,231	(2,373)	(1,482)	3,376
Less: Net (earnings) loss attributable to noncontrolling interest	(543)	(2,404)	—	(2,947)	965	—	(1,982)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$790	$3,494	$—	$4,284	$(1,408)	$(1,482)	$1,394

Loss ratio(1)*	35.8%
Acquisition cost ratio(2)*	36.2%
Other operating expense ratio(3)*	17.1%

Combined ratio(4)*	89.1%

*	See footnotes 1-4 on the next page for information on how we calculate our ratios, some of which include non-GAAP financial measures. See also “—Non-GAAP Financial Measures” on page 88.

	Three Months Ended June 30, 2014
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses		Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$33,997	$—	$—	$33,997	$—	$		$33,997
Fees and commission income	—	6,944	(1,470)	5,474	—			5,474
Net investment income	431	93	—	524	(27)		—	497
Net realized and unrealized (losses) gains	—	(91)	—	(91)	95		—	4

	34,428	6,946	(1,470)	39,904	68			39,972

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	16,611	—	—	16,611	—		—	16,611
Acquisition costs	11,167	—	—	11,167	—		—	11,167
Salaries and benefits	—	4,226	—	4,226	—		—	4,226
General and administrative expenses	4,142	657	(1,470)	3,329	661		—	3,990
Interest expense	—	—	—	—	—		1,204	1,204
Net foreign exchange (gains) losses	(481)	46	—	(435)	—		—	(435)

	31,439	4,930	(1,470)	34,898	661		1,204	36,763

EARNINGS (LOSS) BEFORE INCOME TAXES	2,989	2,016	—	5,006	(593)		(1,204)	3,209
INCOME TAXES	(753)	(527)	—	(1,280)	—		—	(1,280)

NET EARNINGS (LOSS)	2,235	1,490	—	3,726	(593)		(1,204)	1,929
Less: Net (earnings) loss attributable to noncontrolling interest	(927)	(618)	—	(1,545)	252		—	(1,293)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,308	$872	$—	$2,181	$(341)		$(1,204)	$636

Loss ratio(1)	48.9%
Acquisition cost ratio(2)	32.8%
Other operating expense ratio(3)	12.2%

Combined ratio(4)	93.9%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned by Atrium 5. Loss ratio for the three months ended June 30, 2015 is a non-GAAP financial measure because it excludes the net increase in ultimate losses and loss adjustment expense liabilities of the Atrium holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 40.5% for the three months ended June 30, 2015.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Atrium 5.
(3)	Other operating expense ratio is obtained by dividing general and administrative expenses attributable to Atrium 5 by net premiums earned by Atrium 5. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses and salaries and benefits of AUL (including those eliminated) and Atrium holding companies. The most directly comparable GAAP financial measure would be to include these AUL and Atrium holding company expenses (including AUL expenses eliminated), which would result in a ratio of 19.6% and 24.2% for the three months ended June 30, 2015 and 2014, respectively.
(4)	Our combined ratio is the sum of: (i) our loss ratio; (ii) our acquisition cost ratio; and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure as described in footnotes (1) and (3). The most directly comparable GAAP financial measure would be to include the holding company and AUL expenses excluded from the loss ratio and other operating expense ratio, which would result in a ratio of 96.4% and 105.9% for the three months ended June 30, 2015 and 2014, respectively. Our historical combined ratio may not be indicative of future underwriting performance.

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

The Atrium loss and other operating expense ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations at Atrium. In the loss ratio, the excluded net increases in ultimate losses and loss adjustment expense liabilities of the holding companies relate to the amortization of our fair value adjustments associated with losses and loss adjustment expense liabilities acquired on acquisition date. Atrium includes all of its fair value purchase accounting adjustments established at date of acquisition as part of the holding companies. In the other operating expense ratio, the excluded holding company general and administrative expenses relate to amortization of the definite-lived intangible assets. The excluded salaries and benefits expenses relate to AUL managing agency employee salaries, benefits, bonuses and current year share grant costs.

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

Summary Comparison of the Three Months Ended June 30, 2015 and 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of $3.4 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively.

The increase in earnings of $1.5 million was attributable primarily to:

(i)	an increase in net underwriting result of $1.7 million (comprised of a $2.8 million reduction in net increase in ultimate losses and loss adjustment expense liabilities, less a $1.1 million increase in acquisition costs);

(ii)	an increase in fees and commission income of $2.0 million; and

(iii)	a decrease in salaries and benefits and general and administrative expenses of $1.5 million; partially offset by;

(iv)	an increase in foreign exchange losses of $2.6 million; and

(v)	an increase in income taxes of $1.0 million.

Net earnings attributable to the noncontrolling interest of the Atrium segment increased by $0.7 million to $2.0 million for the three months ended June 30, 2015 as a result of increased Atrium segment earnings during the period.

Net earnings for the Atrium segment attributable to Enstar Group Limited increased by $0.8 million from $0.6 million for the three months ended June 30, 2014 to $1.4 million for the three months ended June 30, 2015. The noncontrolling interests’ share of earnings is greater than their 40.39% share of the Atrium segment’s net earnings primarily due to interest expense in respect of borrowings under the EGL Revolving Credit Facility that are recorded within the Atrium segment and 100% attributable to us.

Six Months Ended June 30, 2015 and 2014

The following is a discussion and analysis of our results of operations for our Atrium segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$67,829	$—	$—	$67,829	$—	$—	$67,829
Fees and commission income	—	21,979	(4,994)	16,985	—	—	16,985
Net investment income	1,009	175	—	1,184	—	—	1,184
Net realized and unrealized gains	129	—	—	129	—	—	129

	68,966	22,154	(4,994)	86,126	—	—	86,127

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	19,182	—	—	19,182	1,595	—	20,777
Acquisition costs	21,707	—	—	21,707	—	—	21,707
Salaries and benefits	—	9,963	—	9,963	—	—	9,963
General and administrative expenses	10,835	1,204	(4,994)	7,045	1,285	—	8,330
Interest expense	—	—	—	—	—	2,965	2,965
Net foreign exchange (gains) losses	(933)	491	—	(442)	140	—	(302)

	50,790	11,659	(4,994)	57,455	3,020	2,965	63,440

EARNINGS (LOSS) BEFORE INCOME TAXES	18,177	10,495	—	28,671	(3,020)	(2,965)	22,687
INCOME TAXES	(2,098)	(2,038)	—	(4,136)	—	—	(4,136)

NET EARNINGS (LOSS)	16,079	8,457	—	24,535	(3,020)	(2,965)	18,551
Less: Net (earnings) loss attributable to noncontrolling interest	(6,499)	(3,438)	—	(9,937)	1,227	—	(8,710)

NET EARNING (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$9,580	$5,019	$—	$14,598	$(1,793)	$(2,965)	$9,841

Loss ratio(1)*	28.3%
Acquisition cost ratio(2)*	32.0%
Other operating expense ratio(3)*	16.0%

Combined ratio(4)*	76.3%

*	See footnotes 1-4 on the next page for information on how we calculate our ratios, some of which include non-GAAP financial measures. See also “—Non-GAAP Financial Measures” on page 88.

	Six Months Ended June 30, 2014
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$66,636	$—	$—	$66,636	$—	$—	$66,636
Fees and commission income	—	13,147	(2,852)	10,295	—	—	10,295
Net investment income	750	227	—	977	—	—	977
Net realized and unrealized losses	—	(103)	—	(103)	—	—	(103)

	67,386	13,271	(2,852)	77,805	—	—	77,805

EXPENSES
Net increase in ultimate losses and loss adjustment expense liabilities	33,742	—	—	33,742	—	—	33,742
Acquisition costs	20,728	—	—	20,728	—	—	20,728
Salaries and benefits	—	7,759	—	7,759	—	—	7,759
General and administrative expenses	7,549	1,505	(2,852)	6,201	1,830	—	8,031
Interest expense	—	5	—	5	—	2,371	2,376
Net foreign exchange gains	(753)	(233)	—	(986)	—	—	(986)

	61,266	9,036	(2,852)	67,449	1,830	2,371	71,650

EARNINGS (LOSS) BEFORE INCOME TAXES	6,120	4,235	—	10,356	(1,830)	(2,371)	6,155
INCOME TAXES	(1,434)	(1,186)	—	(2,619)	—	—	(2,619)

NET EARNINGS (LOSS)	4,686	3,049	—	7,737	(1,830)	(2,371)	3,536
Less: Net (earnings) loss attributable to noncontrolling interest	(1,908)	(1,240)	—	(3,148)	745	—	(2,403)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,778	$1,809	$—	$4,589	$(1,085)	$(2,371)	$1,133

Loss ratio(1)	50.6%
Acquisition cost ratio(2)	31.1%
Other operating expense ratio(3)	11.3%

Combined ratio(4)	93.0%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned by Atrium 5. Loss ratio for the six months ended June 30, 2015 is a non-GAAP financial measure because it excludes net increase in ultimate losses and loss adjustment expense liabilities related to the Atrium holding companies. The most directly comparable GAAP financial measure would be to include the Atrium holding company expenses, which would result in a ratio of 30.6% for the six months ended June 30, 2015.
(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Atrium 5.
(3)	Other operating expense ratio is obtained by dividing general and administrative expenses attributable to Atrium 5 by net premiums earned by Atrium 5. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses and salaries and benefits of AUL (including those eliminated) and Atrium holding companies. The most directly comparable GAAP financial measure would be to include these AUL and Atrium holding company expenses (including AUL expenses eliminated), which would result in a ratio of 27.0% and 23.7% for the six months ended June 30, 2015 and 2014, respectively.
(4)	Our combined ratio is the sum of: (i) our loss ratio; (ii) our acquisition cost ratio; and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure as described in footnotes (1) and (3). The most directly comparable GAAP financial measure would be to include the holding company and AUL expenses excluded from the loss ratios and other operating expense ratio, which would result in a ratio of 89.6% and 105.4% for the six months ended June 30, 2015 and 2014, respectively. Our historical combined ratio may not be indicative of future underwriting performance.

Summary Comparison of the Six Months Ended June 30, 2015 and 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of $18.6 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.

The increase in earnings of $15.1 million was attributable primarily to:

(i)	an increase in net underwriting result of $13.2 million (comprised of a $1.2 million increase in net earned premiums plus a $13.0 million reduction in net increase in ultimate losses and loss adjustment expense liabilities, less a $1.0 million increase in acquisition costs); and

(ii)	an increase in fees and commission income of $6.7 million; partially offset by

(iii)	an increase in salaries and benefits and general and administrative expenses of $2.5 million;

(iv)	an increase in income taxes of $1.5 million; and

(v)	an increase in interest expense of $0.6 million.

Net earnings attributable to the noncontrolling interest of the Atrium segment increased by $6.3 million to $8.7 million for the six months ended June 30, 2015 as a result of increased Atrium segment earnings during the period. Net earnings for the Atrium segment attributable to Enstar Group Limited increased by $8.7 million from $1.1 million for the six months ended June 30, 2014 to $9.8 million for the six months ended June 30, 2015. The noncontrolling interests’ share of earnings is greater than their 40.39% share of the Atrium segment’s net earnings primarily due to interest expense in respect of borrowings under the EGL Revolving Credit Facility that are recorded within the Atrium segment and 100% attributable to us.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and six months ended June 30, 2015 and 2014:

	Gross Premiums Written
	Three Months Ended June 30, 2015	% of Total Gross Premiums Written	Three Months Ended June 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine Property	$4,481	12.5%	$5,877	14.7%
Property and Casualty Binding Authorities	7,909	22.1%	6,900	17.3%
Upstream Energy	3,529	9.9%	7,899	19.8%
Reinsurance	3,441	9.6%	3,032	7.6%
Accident and Health	2,348	6.6%	2,448	6.1%
Non-Marine Direct and Facultative	4,580	12.8%	4,845	12.2%
Liability	5,092	14.2%	4,503	11.3%
Aviation	1,538	4.3%	1,730	4.3%
War and Terrorism	2,868	8.0%	2,623	6.7%

Total	$35,786	100.0%	$39,857	100.0%

	Gross Premiums Written
	Six Months Ended June 30, 2015	% of Total Gross Premiums Written	Six Months Ended June 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)
Marine Property	$11,598	13.6%	$13,910	15.9%
Property and Casualty Binding Authorities	16,221	19.2%	14,143	16.2%
Upstream Energy	8,440	10.0%	14,131	16.2%
Reinsurance	11,653	13.8%	8,843	10.1%
Accident and Health	7,244	8.6%	8,163	9.3%
Non-Marine Direct and Facultative	8,412	9.9%	8,749	10.0%
Liability	10,355	12.2%	8,637	9.9%
Aviation	4,901	5.8%	5,626	6.4%
War and Terrorism	5,875	6.9%	5,232	6.0%

Total	$84,699	100.0%	$87,434	100.0%

Gross written premiums for the Atrium segment for the three and six months ended June 30, 2015 were $35.8 million and $84.7 million, respectively, as compared to $39.9 million and $87.4 million for the same periods in 2014. The 2015 renewal season for Atrium 5 was challenging for most lines of business, with continued pressure on pricing and overcapacity in many markets.

Net Premiums Earned:

The following tables provides net premiums earned by line of business for the three and six months ended June 30, 2015 and 2014:

	Net Premiums Earned
	Three Months Ended June 30, 2015	% of Total Net Premiums Earned	Three Months Ended June 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine Property	$4,847	14.3%	$5,515	16.2%
Property and Casualty Binding Authorities	7,336	21.6%	6,121	18.0%
Upstream Energy	3,569	10.5%	4,580	13.5%
Reinsurance	3,270	9.6%	2,803	8.2%
Accident and Health	2,915	8.6%	3,056	9.0%
Non-Marine Direct and Facultative	3,570	10.5%	3,620	10.6%
Liability	4,970	14.6%	3,901	11.5%
Aviation	1,494	4.4%	2,200	6.5%
War and Terrorism	1,986	5.9%	2,201	6.5%

Total	$33,957	100.0%	$33,997	100.0%

	Net Premiums Earned
	Six Months Ended June 30, 2015	% of Total Net Premiums Earned	Six Months Ended June 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)
Marine Property	$10,032	14.8%	$10,781	16.2%
Property and Casualty Binding Authorities	14,318	21.1%	11,628	17.5%
Upstream Energy	7,312	10.8%	9,595	14.4%
Reinsurance	6,382	9.4%	5,812	8.7%
Accident and Health	6,130	9.0%	6,998	10.5%
Non-Marine Direct and Facultative	7,196	10.6%	7,276	10.9%
Liability	9,358	13.8%	6,902	10.4%
Aviation	3,262	4.8%	3,966	6.0%
War and Terrorism	3,839	5.7%	3,678	5.5%

Total	$67,829	100.0%	$66,636	100.0%

Net premiums earned for the three and six months ended June 30, 2015 were $34.0 million and $67.8 million, respectively, as compared to $34.0 million and $66.6 million for the same periods in 2014.

Fees and Commission Income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$7,457	1,983	$5,474	$16,985	6,690	$10,295

The Atrium segment earned fees and commission income of $7.5 million and $5.5 million for the three months ended June 30, 2015 and 2014, respectively, and $17.0 million and $10.3 million for the six months ended June 30, 2015 and 2014, respectively. The fees represent management and profit commission fees earned by us in relation to Atrium’s management of Syndicate 609.

Atrium’s fees and commission income increased by $2.0 million and $6.7 million for the three and six months ended June 30, 2015, as compared to the same periods in 2014, as a result of the increase in net earnings for Syndicate 609.

Net Increase in Ultimate Losses and Loss Adjustment Expenses Liabilities:

Three Months Ended June 30, 2015 and 2014:

For the three months ended June 30, 2015, we recorded a net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $13.8 million, including net favorable prior period reserve development of $3.7 million principally due to claims improvement and reserve releases related to our professional indemnity, hull, non-marine direct and facultative and upstream energy lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the current period of $17.5 million has been recorded based on expected loss ratios on current period earned premium.

For the three months ended June 30, 2014, we recorded a net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $16.6 million, including net favorable prior period reserve development of $2.3 million principally due to claims improvement and reserve releases related to our aviation and non-marine direct and facultative lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the 2014 current period of $18.9 million was recorded based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Six Months Ended June 30, 2015 and 2014:

For the six months ended June 30, 2015, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $20.8 million, including net favorable prior period reserve development of $11.6 million principally due to claims improvement and reserve releases related to our professional indemnity, marine property, non-marine direct and facultative, aviation and upstream energy lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the current period of $32.4 million has been recorded based on expected loss ratios on current period earned premium.

For the six months ended June 30, 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Atrium segment of $33.7 million, including net favorable prior period reserve development of $6.5 million principally due to claims improvement and reserve releases related to our aviation and non-marine direct and facultative lines of business. A net increase in ultimate losses and loss adjustment expense liabilities for the 2014 current period of $40.2 million was recorded based on expected loss ratios on current period earned premium.

Salaries and Benefits:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$1,794	2,432	$4,226	$9,963	(2,204)	$7,759

Salaries and benefits for the Atrium segment were $1.8 million and $4.2 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in salaries and benefits of $2.4 million was primarily attributable to a decrease in expenses related to the discretionary bonus plan along with lower retained salary costs by AUL for the three months ended June 30, 2015 as compared to the same period in 2014. Expenses relating to the discretionary bonus plan will be variable and dependent on Atrium’s overall profitability.

Salaries and benefits for the Atrium segment were $10.0 million and $7.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in salaries and benefits of $2.2 million was attributable to an increase of $2.2 million in expenses related to the discretionary bonus plan.

General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$4,876	(886)	$3,990	$8,330	(299)	$8,031

General and administrative expenses for the Atrium segment were $4.9 million and $4.0 million for the three months ended June 30, 2015 and 2014, respectively. This was comprised of $4.2 million and

$3.3 million for the three months ended June 30, 2015 and 2014, respectively, related to AUL’s direct expenses and Atrium’s share of the syndicate expenses, and related primarily to office expenses and professional fees. In addition, for both the three months ended June 30, 2015 and 2014, holding company expenses of $0.6 million and $0.7 million, respectively, were related to the amortization of the definite-lived intangible assets in the Atrium segment.

General and administrative expenses for the six months ended June 30, 2015 and 2014 were $8.3 million and $8.0 million respectively. This was comprised of $7.0 million and $6.2 million for the six months ended June 30, 2015 and 2014, respectively, related to AUL’s direct expenses and Atrium’s share of the syndicate expenses, and related primarily to office expenses and professional fees. In addition, expenses of $1.3 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively, were related to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

Net Foreign Exchange Losses (Gains):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$2,213	(2,648)	$(435)	$(302)	(684)	$(986)

Net foreign exchange losses (gains) for the three months ended June 30, 2015 and 2014 were $2.2 million and $(0.4) million, respectively, and $(0.3) million and $(1.0) million for the six months ended June 30, 2015 and 2014, respectively. The increase in net foreign exchange losses and decrease in net foreign exchange gains for the three and six months ended June 30, 2015, respectively, were attributable to the holding of British pound assets at a time when the British pound depreciated against the U.S. dollar.

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

The following is a discussion and analysis of our results of operations for the Torus segment for the three and six months ended June 30, 2015 and 2014. These results reflect both the results of Torus Insurance Holdings Limited and its subsidiaries, referred to as Torus or TIHL (in the Torus column), and the expenses related to Enstar management fees, the amortization of intangible assets, and acquisition-related expenses, each as incurred by Bayshore (in the Holding Companies column).

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Torus	Holding Companies	Total	Torus	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$138,064	$(368)	$137,696	$138,239	$—	$138,239
Net investment income	5,361	—	5,361	1,365	—	1,365
Net realized and unrealized (losses) gains	(3,355)	—	(3,355)	3,218	—	3,218

	140,070	(368)	139,702	142,822	—	142,822

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	81,507	(494)	81,013	80,340	—	80,340
Acquisition costs	27,365	—	27,365	29,602	—	29,602
Salaries and benefits	18,201	34	18,235	16,970	630	17,600
General and administrative expenses	8,403	6,253	14,656	13,136	11,907	25,043
Net foreign exchange losses	3,888	312	4,200	614	6	620

	139,364	6,105	145,469	140,662	12,543	153,205

EARNINGS (LOSS) BEFORE INCOME TAXES	706	(6,473)	(5,767)	2,160	(12,543)	(10,383)
INCOME TAXES	694	—	694	(394)	—	(394)

NET EARNINGS (LOSS)	1,400	(6,473)	(5,073)	1,766	(12,543)	(10,777)
Less: Net (earnings) loss attributable to noncontrolling interest	(574)	2,655	2,081	(905)	5,256	4,351

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$826	$(3,818)	$(2,992)	$861	$(7,287)	$(6,426)

Loss ratio(1)	59.0%			58.1%
Acquisition cost ratio(2)	19.8%			21.4%
Other operating expense ratio(3)	19.3%			21.8%

Combined ratio(4)	98.1%			101.3%

(1)	Loss ratio is obtained by dividing net increase in ultimate losses and loss adjustment expense liabilities by net premiums earned attributable to Torus. Loss ratio for the three months ended June 30, 2015 is a non-GAAP financial measure because it excludes the net reduction in ultimate losses and loss adjustment expense liabilities of and net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 58.8% for the three months ended June 30, 2015.

(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Torus. Acquisition cost ratio for the three months ended June 30, 2015 is a non-GAAP financial measure because it excludes the net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include net premiums earned, which would result in a ratio of 19.9% for the three months ended June 30, 2015.
(3)	Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Torus by net premiums earned by Torus. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses and salaries and benefits of, and the net premiums earned by, the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses and net premiums earned, which would result in a ratio of 23.9% and 30.8% for the three months ended June 30, 2015 and 2014, respectively.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure as described in footnotes (1), (2) and (3). The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 102.6% and 110.3% for the three months ended June 30, 2015 and 2014, respectively. Our historical combined ratio may not be indicative of future underwriting performance.

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

The Torus ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations at Torus. In the loss ratio, the excluded net premiums earned and net increases in ultimate losses and loss adjustment expense liabilities of the holding companies relate to amortization of our fair value adjustment associated with unearned premium reserves acquired on the acquisition date. Torus includes all of its fair value purchase accounting adjustments established at the date of acquisition as part of the holding companies. In the other operating expense ratio, the excluded general and administrative expenses relate to management fee expenses charged by our non-life run-off segment to Torus primarily related to our costs incurred in managing Torus, the amortization of the definite-lived intangible assets, and acquisition-related expenses for 2014, in each case as incurred at the holding company level.

Summary Comparison of Three Months Ended June 30, 2015 and 2014:

For the Torus segment, we reported net losses, before net losses attributable to noncontrolling interest, of $5.1 million and $10.8 million for the three months ended June 30, 2015 and 2014, respectively.

The reduction in losses of $5.7 million was primarily attributable to the following:

(i)	a reduction in general and administrative expenses of $10.4 million;

(ii)	an increase in net underwriting result of $1.0 million (comprised of a $2.2 million decrease in acquisition costs; partially offset by a decrease of $0.5 million in net premiums earned, and an increase of $0.7 million in net ultimate losses and loss adjustment expense liabilities); and

(iii)	a decrease in income tax expense by $1.1 million; partially offset by

(iv)	an increase in net foreign exchange losses of $3.6 million;

(v)	a reduction in net investment income and net realized and unrealized gains of $2.6 million; and

(vi)	an increase in salaries and benefits of $0.6 million.

Noncontrolling interest in the net loss of the Torus segment decreased by $2.3 million to $2.1 million for the three months ended June 30, 2015 as a result of a decrease in net losses. Net loss for the Torus segment attributable to Enstar Group Limited decreased by $3.4 million from $6.4 million for the three months ended June 30, 2014 to $3.0 million for the three months ended June 30, 2015. As of June 30, 2015, Trident and Dowling had a combined 41.02% noncontrolling interest in the Torus segment.

We reported net earnings for TIHL, before net earnings attributable to noncontrolling interest, of $1.4 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively. This excludes the results of the Torus holding companies, which are described above.

Six Months Ended June 30, 2015 and 2014

The following is a discussion and analysis of our results of operations for our Torus segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Torus	Holding Companies	Total	Torus	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$263,737	$(2,419)	$261,318	$138,239	$—	$138,239
Fees and commission income	14	—	14	—	—	—
Net investment income	7,555	—	7,555	1,365	—	1,365
Net realized and unrealized gains	1,347	—	1,347	3,218	—	3,218

	272,653	(2,419)	270,234	142,822	—	142,822

EXPENSES
Net increase (reduction) in ultimate losses and loss adjustment expense liabilities	158,265	(1,036)	157,229	80,340	—	80,340
Acquisition costs	51,508	—	51,508	29,602	—	29,602
Salaries and benefits	33,587	68	33,655	16,970	630	17,600
General and administrative expenses	21,842	7,607	29,449	13,136	12,800	25,936
Net foreign exchange (gains) losses	(2,238)	58	(2,180)	614	11	625

	262,964	6,697	269,661	140,662	13,441	154,103

EARNINGS (LOSS) BEFORE INCOME TAXES	9,689	(9,116)	573	2,160	(13,441)	(11,281)
INCOME TAXES	12	—	12	(394)	—	(394)

NET EARNINGS (LOSS)	9,701	(9,116)	585	1,766	(13,441)	(11,675)
Less: Net (earnings) loss attributable to noncontrolling interest	(3,978)	3,738	(240)	(905)	5,612	4,707

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,723	$(5,378)	$345	$861	$(7,829)	$(6,968)

Loss ratio(1)	60.0%			58.1%
Acquisition cost ratio(2)	19.5%			21.4%
Other operating expense ratio(3)	21.0%			21.8%

Combined ratio(4)	100.5%			101.3%

(1)	Loss ratio is obtained by dividing net increase (reduction) in ultimate losses and loss adjustment expense liabilities by net premiums earned attributable to Torus. Loss ratio for the six months ended June 30, 2015 is a non-GAAP financial measure because it excludes the net reduction in ultimate losses and loss adjustment expense liabilities of and net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses and net premiums earned, which would result in a ratio of 60.2% for the six months ended June 30, 2015.

(2)	Acquisition cost ratio is obtained by dividing acquisition costs by net premiums earned by Torus. Acquisition cost ratio for the six months ended June 30, 2015 is a non-GAAP financial measure because it excludes the net premiums earned by the Torus holding companies. The most directly comparable GAAP financial measure would be to include the net premiums earned, which would result in a ratio of 19.7% for the six months ended June 30, 2015.
(3)	Other operating expense ratio is obtained by dividing the sum of general and administrative expenses and salaries and benefits attributable to Torus by net premiums earned by Torus. Other operating expense ratio is a non-GAAP financial measure because it excludes the general and administrative expenses and salaries and benefits of, and the net premiums earned by, the Torus holding companies. The most directly comparable GAAP financial measure would be to include these holding company expenses, which would result in a ratio of 24.1% and 31.5% for the six months ended June 30, 2015 and 2014, respectively.
(4)	Our combined ratio is the sum of: (i) our loss ratio, (ii) our acquisition cost ratio and (iii) our other operating expense ratio. The combined ratio is a non-GAAP financial measure as described in footnotes (1), (2) and (3). The most directly comparable GAAP financial measure would be to include these holding company expenses and net premiums earned, which would result in a ratio of 104.0% and 111.0% for the six months ended June 30, 2015 and 2014, respectively. Our historical combined ratio may not be indicative of future underwriting performance. See also “—Non-GAAP Financial Measures” on page 97.

Summary Comparison of Six Months Ended June 30, 2015 and 2014:

For the Torus segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of $0.6 million for the six months ended June 30, 2015, compared to net losses, before net loss attributable to noncontrolling interest, of $(11.7) million for the six months ended June 30, 2014.

The decrease in losses of $12.3 million was primarily driven by owning Torus for an additional three months in 2015 as compared to 2014, as discussed in more detail below.

Noncontrolling interest in the net result of the Torus segment increased from a loss of $4.7 million to a profit of $0.2 million for the six months ended June 30, 2015 as a result of a reduction in net losses. The net result for the Torus segment attributable to Enstar Group Limited increased by $7.3 million from a loss of $7.0 million for the six months ended June 30, 2014 to net earnings of $0.3 million for the six months ended June 30, 2015.

We reported net earnings for TIHL, before net earnings (loss) attributable to noncontrolling interest, of $9.7 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase of $7.9 million was primarily driven by owning Torus for an additional three months in 2015 as compared to 2014 combined with reduced general and administrative expenses and an increase in net foreign exchange gains. This excludes the results of the Torus holding companies, which are described above.

Gross Premiums Written:

The following tables provide gross premiums written by line of business for the Torus segment for the three and six months ended June 30, 2015 and 2014:

	Gross Premiums Written
	Three Months Ended June 30, 2015	% of Total Gross Premiums Written	Three Months Ended June 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)		(in thousands of U.S. dollars)
Marine and Non-U.S. Excess Casualty	$30,319	12.6%	$31,955	18.7%
Property	103,017	42.7%	45,856	26.9%
Aviation and Space	26,093	10.8%	22,950	13.4%
Workers Compensation	19,694	8.2%	8,495	5.0%
Casualty:
U.S. Excess Casualty	32,388	13.4%	34,095	20.0%
Healthcare	14,666	6.1%	8,846	5.2%
U.S. Management and Professional Liability	7,195	3.0%	7,360	4.3%
Non-U.S. Management and Professional Liability	3,555	1.5%	8,161	4.8%
Accident and Health	4,130	1.7%	2,928	1.7%

Total Casualty	61,934	25.7%	61,390	36.0%

Total	$241,057	100.0%	$170,646	100.0%

Gross written premiums for the Torus segment for the three months ended June 30, 2015 and 2014 were $241.1 million and $170.6 million, respectively. The $70.5 million increase in the three months ended June 30, 2015 was primarily attributable to: (i) an increase in property business written and assumed as a result of the Companion acquisition; (ii) additional construction premiums written; (iii) an increase in workers compensation premiums written as Torus continued to develop this line of business; and (iv) an increase in healthcare premiums written, partially offset by lower non-U.S. management and professional liability premiums written.

While soft market conditions continue to impact certain lines of business, Torus has grown several lines of business through Enstar acquisitions and enhanced offerings. Torus’ workers compensation business continues to grow in part related to expanded maritime business offerings, and Torus is further growing in the U.S. through new lines of business it established following Enstar’s acquisition of Companion, including general aviation and certain property business. Torus believes that the fundamentals and opportunities for profitable growth remain in place across the business and will continue to explore opportunities for careful expansion in these challenging market conditions, whilst maintaining its focus on risk management and underwriting returns.

	Gross Premiums Written
	Six Months Ended June 30, 2015	% of Total Gross Premiums Written	Six Months Ended June 30, 2014	% of Total Gross Premiums Written
	(in thousands of U.S. dollars)		(in thousands of U.S. dollars)
Marine and Non-U.S. Excess Casualty	$87,956	20.4%	$31,955	18.7%
Property	139,295	32.3%	45,856	26.9%
Aviation and Space	37,210	8.6%	22,950	13.4%
Workers Compensation	45,537	10.5%	8,495	5.0%
Casualty:
U.S. Excess Casualty	63,232	14.6%	34,095	20.0%
Healthcare	21,434	5.0%	8,846	5.2%
U.S. Management and Professional Liability	14,061	3.3%	7,360	4.3%
Non-U.S. Management and Professional Liability	12,581	2.9%	8,161	4.8%
Accident and Health	10,448	2.4%	2,928	1.7%

Total Casualty	121,756	28.2%	61,390	36.0%

Total	$431,754	100.0%	$170,646	100.0%

Gross written premiums for the Torus segment for the six months ended June 30, 2015 and 2014 were $431.8 million and $170.6 million, respectively. The $261.2 million increase for the six months ended June 30, 2015 was attributable to the six month period ended June 30, 2014 only including premiums from April 1, 2014, the date we acquired Torus, in addition to the reasons noted above as impacting the three-month comparative period.

Net Premiums Earned:

The following tables provide net premiums earned by line of business for the three and six months ended June 30, 2015 and 2014:

	Net Premiums Earned
	Three Months Ended June 30, 2015	% of Total Net Premiums Earned	Three Months Ended June 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)		(in thousands of U.S. dollars)
Marine and Non-U.S. Excess Casualty	$28,240	20.5%	$26,869	19.4%
Property	30,066	21.8%	26,008	18.8%
Aviation and Space	16,314	11.8%	17,881	12.9%
Workers Compensation	20,080	14.6%	3,920	2.8%
Other	—	0.0%	18,621	13.6%
Casualty:
U.S. Excess Casualty	22,632	16.4%	17,020	12.3%
Healthcare	9,108	6.6%	8,223	5.9%
U.S. Management and Professional Liability	5,701	4.1%	6,884	5.0%
Non-U.S. Management and Professional Liability	2,504	1.8%	10,231	7.4%
Accident and Health	3,051	2.2%	2,582	1.9%

Total Casualty	42,996	31.2%	44,940	32.5%

Total	$137,696	100.0%	$138,239	100.0%

	Net Premiums Earned
	Six Months Ended June 30, 2015	% of Total Net Premiums Earned	Six Months Ended June 30, 2014	% of Total Net Premiums Earned
	(in thousands of U.S. dollars)		(in thousands of U.S. dollars)
Marine and Non-U.S. Excess Casualty	$52,104	19.9%	$26,869	19.4%
Property	53,910	20.6%	26,008	18.8%
Aviation and Space	35,636	13.6%	17,881	12.9%
Workers Compensation	36,527	14.0%	3,920	2.8%
Other	—	0.0%	18,621	13.6%
Casualty:
U.S. Excess Casualty	44,265	16.9%	17,020	12.3%
Healthcare	15,571	6.0%	8,223	5.9%
U.S. Management and Professional Liability	10,930	4.2%	6,884	5.0%
Non-U.S. Management and Professional Liability	7,072	2.7%	10,231	7.4%
Accident and Health	5,303	2.0%	2,582	1.9%

Total Casualty	83,141	31.8%	44,940	32.5%

Total	$261,318	100.0%	$138,239	100.0%

Net premiums earned for the three and six months ended June 30, 2015 were $137.7 million and $261.3 million, respectively, as compared to $138.2 million for each of the three and six months ended June 30, 2014. Included within net earned premiums for the three and six months ended June 30, 2015 were holding company expenses of $0.4 million and $2.4 million, respectively, related to the amortization of our fair value adjustments associated with unearned premium reserves acquired on the Torus acquisition date.

Net Investment Income and Net Realized and Unrealized Gains:

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$5,361	$3,996	$1,365	$(3,355)	$(6,573)	$3,218

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$7,555	$6,190	$1,365	$1,347	$(1,871)	$3,218

Three Months Ended June 30, 2015 and 2014:

Net investment income for the Torus segment for the three months ended June 30, 2015 and 2014 was $5.4 million and $1.4 million, respectively. The increase in net investment income was due to higher returns earned in 2015 as compared to 2014.

Net realized and unrealized (losses) gains for the Torus segment for the three months ended June 30, 2015 and 2014 were $(3.4) million and $3.2 million, respectively. The increase of $6.6 million in net realized and unrealized losses largely related to our fixed maturity investments and was primarily attributable to increases in interest rates across the U.S. yield curve during the three months ended June 30, 2015 compared to decreases in U.S. interest rates for the same period in 2014.

Six Months Ended June 30, 2015 and 2014:

Net investment income for the Torus segment for the six months ended June 30, 2015 and 2014 was $7.6 million and $1.4 million, respectively. The increase in net investment income was primarily due to the inclusion of two quarters of investment income in 2015 compared to one quarter in 2014.

Net realized and unrealized gains for the Torus segment for the six months ended June 30, 2015 and 2014 were $1.3 million and $3.2 million, respectively. The decrease in net realized and unrealized gains was primarily attributable to lower valuations for our fixed maturity investments, largely related to inclines in the longer end of the U.S. yield curve for the six months ended June 30, 2015 as compared to a marginal tightening of the U.S. yield curve for the same period in 2014.

The average credit ratings of our fixed maturity investments in the Torus segment as at both June 30, 2015 and 2014 were AA-.

Net Increase in Ultimate Losses and Loss Adjustment Expenses Liabilities:

Three Months Ended June 30, 2015 and 2014:

For the three months ended June 30, 2015 and 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $81.0 million and $80.3 million, respectively, primarily attributable to net increases in ultimate losses and loss adjustment expense liabilities for the current period of $81.3 million and $80.3 million, respectively, which have been recorded based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Six Months Ended June 30, 2015 and 2014:

For the six months ended June 30, 2015 and 2014, we recorded an overall net increase in ultimate losses and loss adjustment expense liabilities for the Torus segment of $157.2 million and $80.3 million, respectively, primarily attributable to net increases in ultimate losses and loss adjustment expense liabilities for the current period of $158.7 million and $80.3 million, respectively, which have been recorded based on expected loss ratios on current period earned premium.

The significant increase for the six months ended June 30, 2015 is primarily due to owning Torus for the full six months in 2015 as compared to only three months in 2014.

Salaries and Benefits:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$18,235	(635)	$17,600	$33,655	(16,055)	$17,600

Salaries and benefits costs for the Torus segment for the three months ended June 30, 2015 and 2014 were $18.2 million and $17.6 million, respectively. The increase was primarily attributable to severance costs related to the controlled exit and closure of Torus’ India operations that was initiated in March 2015 along with redundancy payments within Torus’ European operations, partially offset by a decrease in salary and benefits associated with lower headcount.

Salaries and benefits costs for the Torus segment for the six months ended June 30, 2015 and 2014 were $33.7 million and $17.6 million, respectively. The increase was primarily a result of the 2014 comparative period being only three months as compared to six months for 2015.

General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$14,656	10,387	$25,043	$29,449	(3,513)	$25,936

General and administrative expenses for the Torus segment were $14.7 million and $25.0 million for the three months ended June 30, 2015 and 2014, respectively. The amounts for the three months ended June 30, 2015 were comprised of $8.4 million directly incurred by Torus’ operations and $6.3 million of holding company costs related to: (i) management fee expenses of $5.2 million charged by our non-life run-off segment to Bayshore primarily related to our costs incurred in managing Torus, and (ii) expenses of $1.1 million related to the amortization of definite-lived intangible assets. The amounts for the three months ended June 30, 2014 were comprised of $13.1 million directly incurred by Torus’ operations and $11.9 million of holding company costs related to: (i) management fee expenses of $10.0 million, and (ii) $1.9 million of acquisition-related expenses incurred by Bayshore. The decrease in Torus’ direct operating expenses was largely attributable to Torus’ execution of expense management strategies, which have been implemented across many expense categories, including a particular emphasis during the period on reduced consulting fees, IT expenses, and premises costs following the office consolidation with Enstar companies in the United Kingdom. The decrease in management fees was primarily attributable to operational improvements within Torus during the integration period following the acquisition.

General and administrative expenses for the Torus segment were $29.5 million and $25.9 million for the six months ended June 30, 2015 and 2014, respectively. The amounts for the six months ended June 30, 2015 were comprised of $21.8 million directly incurred by Torus’ operations and $7.6 million of holding company costs related to: (i) management fee expenses of $5.4 million, and (ii) expenses of $2.2 million related to the amortization of definite-lived intangible assets. The amounts for the six months ended June 30, 2014 were comprised of $13.1 million directly incurred by Torus’ operations and $12.8 million of holding company costs related to: (i) management fee expenses of $10.0 million and (ii) $2.8 million of acquisition-related expenses incurred by Bayshore. The increase in Torus’ direct expenses for the six months ended June 30, 2015 was primarily attributable to operating Torus for six months in 2015 as compared to three months in 2014.

Noncontrolling Interest:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$2,081	2,270	$4,351	$(240)	4,947	$4,707

We recorded noncontrolling interest in the net losses (earnings) of the Torus segment of $2.1 million and $4.4 million for the three months ended June 30, 2015 and 2014, respectively, and $(0.2) million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively, as a result of a decrease in net losses during 2015. As of June 30, 2015, Trident and Dowling held a combined 41.02% noncontrolling interest in the Torus segment.

Life and Annuities Segment

Our life and annuities segment consists of the operations of our subsidiaries managing our closed-block of life and annuities business, which primarily consists of the life and annuities operations of HSBC Holdings plc (which we refer to as Pavonia) that we acquired on March 31, 2013. This segment also includes the life settlements business that our wholly-owned subsidiary, Guillamene, acquired on May 5, 2015 from Wilton Re, which owns interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions.

We have also signed a definitive agreement to acquire NSA, which is anticipated to close during the third quarter of 2015. The transaction is expected to add life policy benefits of approximately $121.0 million to this segment, comprised of credit and traditional life insurance business that we will operate in run-off.

The following is a discussion and analysis of our results of operations for our life and annuities segment for the three and six months ended June 30, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$23,072	$27,596	$45,992	$54,088
Fees and commission income	—	13	—	34
Net investment income	12,161	9,952	21,531	19,941
Net realized and unrealized (losses) gains	(3,624)	4,263	(57)	9,314

	31,609	41,824	67,466	83,377

EXPENSES
Life and annuity policy benefits	28,090	27,732	50,937	54,541
Acquisition costs	3,299	3,958	6,005	7,558
Salaries and benefits	501	2,394	2,640	4,403
General and administrative expenses	3,951	2,761	4,482	5,113
Interest expense	640	432	800	886
Net foreign exchange gains	582	(78)	(732)	(67)

	37,063	37,199	64,132	72,434

(LOSSES) EARNINGS BEFORE INCOME TAXES	(5,454)	4,625	3,334	10,943
INCOME TAXES	1,846	(1,555)	(1,225)	(3,841)

NET (LOSS) EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$(3,608)	$3,070	$2,109	$7,102

Net Premiums Earned:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Term life insurance	$6,491	$(987)	$7,478	$13,354	$(2,069)	$15,423
Assumed life reinsurance	5,511	(718)	6,229	9,951	(546)	10,497
Credit life and disability	11,070	(2,819)	13,889	22,687	(5,481)	28,168

	$23,072		$27,596	$45,992		$54,088

Net premiums earned in our life and annuities segment were $23.1 million and $27.6 million for the three months ended June 30, 2015 and 2014, respectively, and $46.0 million and $54.1 million for the six months ended June 30, 2015 and 2014, respectively.

The decrease in net premiums earned is the result of the run-off of policies during the period. The premiums in the life and annuities segment are expected to reduce by approximately 15 to 20% per annum as the blocks of business continue to run-off and policies lapse. Acquisition costs for the three months ended June 30, 2015 and 2014 of $3.3 million and $4.0 million, respectively, and $6.0 million and $7.6 million for the six months ended June 30, 2015 and 2014, respectively, are primarily related to premiums earned in respect of our assumed life insurance business and Pavonia’s Canadian operations. Substantially all of the net premiums earned in the three and six months ended June 30, 2015 and 2014 relate to the U.S. and Canadian business of the Pavonia companies.

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

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$12,161	$2,209	$9,952	$(3,624)	$(7,887)	$4,263

	Six Months Ended June 30,
	Net Investment Income			Net Realized and Unrealized (Losses) Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$21,531	$1,590	$19,941	$(57)	$(9,371)	$9,314

Net investment income for the life and annuities segment for the three months ended June 30, 2015 and 2014 was $12.2 million and $9.9 million, respectively, and for the six months ended June 30, 2015 and 2014 was $21.5 million and $19.9 million, respectively. The increase was primarily attributable to the $2.0 million of net investment income earned relating to our investments in life settlements, which we acquired on May 5, 2015.

Net realized and unrealized (losses) gains for the three months ended June 30, 2015 and 2014 were $(3.6) million and $4.3 million, respectively, and $(0.1) million and $9.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net realized and unrealized gains of $7.9 million and $9.4 million for the three and six month periods, respectively, was primarily attributable to lower valuations for our fixed maturity investments, largely due to inclines in the longer end of the U.S. yield curve coupled with marginal widening of spreads in most spread products during the three months ended June 30, 2015 against declines in US interest rates in the year earlier period.

The current operation of one of the Pavonia companies relates solely to periodic payment annuities, or PPA. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and earns investment income. As a result, we would not anticipate any unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises 71% of the Pavonia investments. As of June 30, 2015, the remaining 29% of the Pavonia investments consists of fixed maturity investments classified as trading securities, which constitute 26% of Pavonia’s investments and relate to the nonperiodic payment annuity business, with the remaining 3% of Pavonia’s investments held as equities and other investments.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized (losses) gains, earned by the life and annuities segment on its cash and investments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	Annualized Return		Average Cash and Investment Balances		Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014	2015	2014	2015	2014
			(in thousands of U.S. dollars)				(in thousands of U.S. dollars)
Cash and fixed maturity investments	1.91%	4.29%	$1,221,896	$1,304,140	2.98%	4.27%	$1,234,544	$1,324,532
Other investments and equities	3.59%	5.99%	27,570	15,478	4.78%	14.31%	24,633	13,703
Combined overall	1.94%	4.31%	1,249,466	1,319,618	3.02%	4.37%	1,259,177	1,338,235

The average credit ratings of our fixed maturity investment of our life and annuities segment as at June 30, 2015 and 2014 were A+.

Life and Annuity Policy Benefits:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$10,516	$4,799	$15,315	$21,714	$6,991	$28,705
Reductions in periodic payment annuity benefit reserves	(3,333)	(3,938)	(7,271)	(8,162)	(6,344)	(14,506)

Net change in periodic payment annuity benefit reserves	7,183		8,044	13,552		14,199

Net life claims benefits paid	22,118	(2,683)	19,435	42,530	(660)	41,870
Net change in life claims benefit reserves	(3,884)	244	(3,640)	(10,360)	1,141	(9,219)
Amortization of fair value adjustments	2,673	1,220	3,893	5,215	2,476	7,691

Net ultimate change in life benefit reserves	20,907		19,688	37,385		40,342

	$28,090		$27,732	$50,937		$54,541

Life and annuity policy benefits were $28.1 million and $27.7 million for the three months ended June 30, 2015 and 2014, respectively, and $50.9 million and $54.5 million for the six months ended June 30, 2015 and 2014, respectively.

Net ultimate change in life benefit reserves of $20.9 million in the three months ended June 30, 2015 was comprised of net life claims benefits paid of $22.1 million and amortization of fair value adjustments of $2.7 million, partially offset by net change in life claims benefit reserves of $(3.9) million.

Net ultimate change in life benefit reserves of $37.4 million in the six months ended June 30, 2015 was comprised of net life claims benefits paid of $42.5 million and amortization of fair value adjustments of $5.2 million, partially offset by net change in life claims benefit reserves of $(10.4) million.

Salaries and Benefits:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$501	$1,893	$2,394	$2,640	$1,763	$4,403

Salaries and benefits costs for the life and annuities segment were $0.5 million and $2.4 million for the three months ended June 30, 2015 and 2014, respectively, and were $2.6 million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively.

The decreases for the three and six months ended June 30, 2015 were largely attributable to lower bonus allocations due to lower net earnings as compared to the same periods for 2014.

General and Administrative Expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$3,951	$(1,190)	$2,761	$4,482	$631	$5,113

General and administrative expenses for the life and annuities segment were $4.0 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively. The increase in expenses for the three months ended June 30, 2015 is primarily attributable to an increase in management and professional fees over the same period last year.

General and administrative expenses for the life and annuities segment were $4.5 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in expenses for the six months ended June 30, 2015 is primarily attributable to the finalization with the seller of the purchase price for the Pavonia business, which resulted in a release of a previously accrued acquisition date liability of $1.8 million, partially offset by increased professional fees.

Income Tax Expense:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$(1,846)	$3,401	$1,555	$1,225	$2,616	$3,841

We recorded income tax (recovery) expense for the life and annuities segment of $(1.8) million and $1.6 million of the three months ended June 30, 2015 and 2014, respectively. The decrease in income tax expense for the three months ended June 30, 2015 is reflective of the decrease in earnings during the 2015 period. The effective tax rate was (33.8)% for the three months ended June 30, 2015 compared with 33.6% for same period in 2014.

We recorded income tax expense for the life and annuities segment of $1.2 million and $3.8 million of the six months ended June 30, 2015, respectively. The decrease in income tax expense for the six months ended June 30, 2015 is reflective of the decrease in earnings during the 2015 period. The effective tax rate was 36.7% for the six months ended June 30, 2015 compared with 35.1% for same period in 2014.

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

At June 30, 2015, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of $9.1 billion, compared to $7.5 billion at December 31, 2014. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

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

As of June 30, 2015 and December 31, 2014, we had reinsurance balances recoverable of $1.61 billion and $1.33 billion, respectively. The increase of $282.0 million in reinsurance balances recoverable was primarily a result of the Companion acquisition, partially offset by commutations and cash collections made during the six months ended June 30, 2015 in the Company’s non-life run-off and Torus segments.

Top Ten Reinsurers

The following table shows, for each segment, the total reinsurance balances recoverable by reinsurer as at June 30, 2015 and December 31, 2014:

	As at June 30, 2015
	Reinsurance Balances Recoverable
	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total
	(in thousands of U.S. dollars)
Top ten reinsurers	$882,658	$21,365	$121,542	$14,564	$1,040,129	64.5%
Other reinsurers balances > $1 million	357,401	4,856	179,497	10,219	551,973	34.2%
Other reinsurers balances < $1 million	15,227	560	5,595	138	21,520	1.3%

Total	$1,255,286	$26,781	$306,634	$24,921	$1,613,622	100.0%

	As at December 31, 2014
	Reinsurance Balances Recoverable
	Non-life run-off	Atrium	Torus	Life and annuities	Total	% of Total
	(in thousands of U.S. dollars)
Top ten reinsurers	$667,325	$23,635	$158,117	$15,089	$864,166	64.9%
Other reinsurers balances > $1 million	256,929	4,917	181,196	10,692	453,734	34.1%
Other reinsurers balances < $1 million	6,205	1,015	5,741	694	13,655	1.0%

Total	$930,459	$29,567	$345,054	$26,475	$1,331,555	100.0%

At June 30, 2015 and December 31, 2014, the top ten reinsurers of our business accounted for 64.5% and 64.9%, respectively, of total reinsurance balances recoverable (which includes total reinsurance reserves and paid losses recoverable) and included $464.8 million and $310.9 million, respectively, of incurred but not reported (or IBNR) reserves recoverable. With the exception of three non-rated reinsurers from which $400.2 million was recoverable (December 31, 2014: $175.2 million related to one reinsurer), the other top ten reinsurers, as at June 30, 2015 and December 31, 2014, were all rated A- or better.

As at June 30, 2015, reinsurance balances recoverable with a carrying value of $175.3 million were associated with one reinsurer that represented 10% or more of total reinsurance balances recoverable. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers which represented 10% or more of total reinsurance balances recoverable.

Provisions for Uncollectible Reinsurance Balances Recoverable

The following table shows the total reinsurance balances recoverable by rating of reinsurer along with our provisions for uncollectible reinsurance balances recoverable, or provisions for bad debt, as at June 30, 2015 and December 31, 2014. The provisions for bad debt relate entirely to the non-life run-off segment.

	As at June 30, 2015			As at December 31, 2014
	Reinsurance Balances Recoverable			Reinsurance Balances Recoverable
	Gross	Provisions for Bad Debt	Net	Gross	Provisions for Bad Debt	Net
	(in thousands of U.S. dollars)
Reinsurers rated A- or above	$1,122,408	$53,911	$1,068,497	$1,126,944	$80,995	$1,045,949
Reinsurers rated below A-, secured (trust funds or letters of credit)	471,033	—	471,033	204,544	—	204,544
Reinsurers rated below A-, unsecured	277,522	203,430	74,092	289,976	208,914	81,062

Total	$1,870,963	$257,341	$1,613,622	$1,621,464	$289,909	$1,331,555

Provisions for bad debt as a percentage of gross reinsurance balances recoverable		13.8%			17.9%

To estimate the provisions for bad debt, the reinsurance recoverable is first allocated to applicable reinsurers. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provisions for bad debt to total reinsurance balances recoverable (excluding provisions for bad debt) as of June 30, 2015 decreased to 13.8% as compared to 17.9% as of December 31, 2014, primarily as a result of the reinsurance balances recoverable of Companion acquired during the period that required minimal provisions for bad debt, and the commutation of certain reinsurance balances recoverable with reinsurers for which we had large provisions for bad debt.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
Total cash (used in) provided by:	2015	2014
	(in thousands of U.S. dollars)
Operating activities	$(478,045)	$324,197
Investing activities	260,153	(158,314)
Financing activities	337,675	217,104
Effect of exchange rate changes on cash	(6,226)	1,327

Net increase in cash and cash equivalents	113,557	384,314
Cash and cash equivalents, beginning of period	963,402	643,841

Cash and cash equivalents, end of period	$1,076,959	$1,028,155

See “Item 1. Financial Statements—Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2015 and 2014 (Unaudited)” for further information.

Operating

Net cash used by our operating activities for the six months ended June 30, 2015 was $478.0 million compared to net cash provided of $324.2 million for the six months ended June 30, 2014. This increase of $802.2 million in the net cash used was due primarily to the following:

(i)	an increase of $1.1 billion in the purchases, sales and maturities of trading securities between 2015 and 2014 largely because of the investment portfolios we acquired in 2015 with Companion, as well as owning Torus investment portfolios for an additional three months in 2015; partially offset by

(ii)	an increase in losses and loss adjustment expenses of $188.8 million in 2015 as compared to $364.0 million in 2014 due primarily to lower reductions in reserves for 2015 predominantly as a result of reduced commutation and claims settlement activity; and

(iii)	a decrease in insurance and reinsurance balances payable of $33.8 million in 2015 as compared to an increase of $127.6 million in 2014 due largely to reduced commutation and claims settlement activity.

Investing

Investing cash flows consist primarily of cash acquired from acquisitions and net proceeds on the sale and purchase of available-for-sale securities and other investments. Net cash provided by investing activities was $260.2 million during the six months ended June 30, 2015 compared to net cash used of $158.3 million during the six months ended June 30, 2014. The increase of $418.5 million between 2015 and 2014 was due primarily to the following:

(i)	an increase of $242.4 million in restricted cash and cash equivalents during the six months ended June 30, 2015 compared to a decrease of $94.0 million during the six months ended June 30, 2014. The increase of restricted cash was primarily due to the cash received in connection with the Voya transaction;

(ii)	an increase of $41.2 million in the cash provided by the net purchases, sales and maturities of available for sale securities between 2015 and 2014;

(iii)	an increase of $19.1 million in the net purchases and redemptions of other investments; and

(iv)	an increase of $18.8 million in net cash acquired between 2015 and 2014, due primarily to the acquisitions of Companion and the Wilton Re life settlements business.

Financing

Net cash provided by financing activities was $337.7 million during the six months ended June 30, 2015 compared to $217.1 million during the six months ended June 30, 2014. The increase of $120.6 million in cash provided by financing activities was primarily attributable to the following:

(i)	an increase of $304.7 million in cash received attributable to bank loans between 2015 and 2014 largely due to 2015 acquisition activity; and

(ii)	a decrease of $87.3 million in the repayment of bank loans between 2015 and 2014; partially offset by

(iii)	a decrease of $238.9 million of contribution to surplus of subsidiary by redeemable noncontrolling interest between 2015 and 2014, due to contributions from Trident and Dowling for the Torus acquisition that occurred in 2014.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturities, equities and other investments, were $9.1 billion as of June 30, 2015 compared to $7.5 billion as of December 31, 2014, an increase of 21.3%. The increase in cash and invested assets resulted principally from the completion of the acquisition of Companion.

We hold: (i) trading portfolios of fixed maturity investments, short-term investments, equities and other investments, carried at fair value; (ii) a held-to-maturity portfolio of fixed maturity investments carried at amortized cost; (iii) available-for-sale portfolios of fixed maturity investments carried at fair value; and (iv) other investments carried at cost.

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

The table below shows the aggregate amounts of our investments carried at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. Dollars)
U.S. government and agency	$834,481	12.8%	$769,002	14.8%
Non-U.S. government	371,326	5.7%	439,439	8.5%
Corporate	2,721,224	41.9%	2,087,929	40.2%
Municipal	118,149	1.8%	25,607	0.5%
Residential mortgaged-backed	432,264	6.7%	311,864	6.0%
Commercial mortgage-backed	204,036	3.1%	139,907	2.7%
Asset-backed	731,496	11.2%	430,170	8.3%

Fixed maturity and short-term investments	5,412,976	83.2%	4,203,918	81.0%
Other investments, at fair value	959,283	14.8%	836,868	16.1%
Equities—U.S.	105,972	1.6%	106,895	2.1%
Equities—International	23,304	0.4%	43,235	0.8%

Total investments	$6,501,535	100.0%	$5,190,916	100.0%

The table below shows the aggregate fair values of our investments classified as held-to-maturity as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total Fair Value	Fair Value	% of Total Fair Value
	(in thousands of U.S. dollars)
U.S. government and agency	$19,653	2.5%	$20,559	2.5%
Non-U.S. government	37,819	4.8%	38,689	4.7%
Corporate	730,631	92.7%	767,124	92.8%

Total investments	$788,103	100.0%	$826,372	100.0%

As at June 30, 2015, we held investments on our balance sheet totaling $7.4 billion compared to $6.0 billion at December 31, 2014, with net unrealized losses included in accumulated comprehensive income of $4.4 million at June 30, 2015 compared to $3.0 million at December 31, 2014. As at June 30, 2015, we had $4.5 billion of restricted assets compared to $3.6 billion at December 31, 2014.

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

For our non-life run-off segment, our strategy of commuting our liabilities has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for commutation opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, at fair value, including private equities and private equity funds, fixed income funds, fixed income hedge funds, equity funds, a real estate debt fund, CLO equities and CLO equity fund. At June 30, 2015, these other investments totaled $959.3 million, or 12.9%, of our total balance sheet investments (December 31, 2014: $836.9 million or 13.9%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at June 30, 2015, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at June 30, 2015, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities, however, we have the discretion to change this in the future.

Fixed Maturity and Short-term Investments

The maturity distribution for our fixed maturity and short-term investments held as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	(in thousands of U.S. dollars)
One year or less	$980,430	15.8%	$893,490	17.8%
More than one year through two years	874,391	14.1%	853,279	16.9%
More than two years through five years	1,720,131	27.7%	1,313,918	26.1%
More than five years through ten years	604,290	9.7%	390,691	7.8%
More than ten years	654,041	10.6%	696,971	13.9%

	4,833,283	77.9%	4,148,349	82.5%
Residential mortgage-backed	432,264	7.0%	311,864	6.2%
Commercial mortgage-backed	204,036	3.3%	139,907	2.8%
Asset-backed	731,496	11.8%	430,170	8.5%

Total	$6,201,079	100.0%	$5,030,290	100.0%

As at June 30, 2015 and December 31, 2014, our fixed maturity and short-term investment portfolios had an average credit quality rating of A+ and AA-, respectively. At June 30, 2015 and December 31, 2014, our fixed maturity investments rated BBB or lower comprised 12.5% and 9.4% of our total investment portfolio, respectively.

At June 30, 2015, we had $210.4 million of short-term investments (December 31, 2014: $130.5 million). Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

The following tables summarize the composition of the amortized cost and fair value of our fixed maturity investments, short-term investments, equities and other investments carried at fair value at the date indicated by ratings as assigned by major rating agencies.

At June 30, 2015	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$831,206	$834,481	12.8%	$809,945	$16,673	$7,863	$—	$—	$—
Non-U.S. government	385,687	371,326	5.7%	115,882	167,962	50,701	25,834	10,947	—
Corporate	2,742,571	2,721,224	41.9%	164,236	461,055	1,430,498	568,504	93,890	3,041
Municipal	123,944	118,149	1.8%	8,295	31,758	74,771	3,325.0	—	—
Residential mortgage-backed	433,363	432,264	6.7%	412,529	982	10,900	6,512	1,334	7
Commercial mortgage-backed	204,560	204,036	3.1%	98,009	21,153	62,399	22,475	—	—
Asset-backed	729,397	731,496	11.2%	284,683	185,563	142,952	46,410	71,684	204

Total fixed maturity and short-term investments	$5,450,728	5,412,976	83.2%	1,893,579	885,146	1,780,084	673,060	177,855	3,252

				35.0%	16.3%	32.9%	12.4%	3.3%	0.1%
Equities
U.S.		105,972	1.6%	—	—	—	—	—	105,972
International		23,304	0.4%	—	—	—	—	—	23,304

Total equities		129,276	2.0%	—	—	—	—	—	129,276

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments, at fair value
Private equities and private equity funds		204,324	3.1%	—	—	—	—	—	204,324
Fixed income funds		335,917	5.2%	—	—	—	—	—	335,917
Fixed income hedge funds		97,812	1.5%	—	—	—	—	—	97,812
Equity fund		159,494	2.4%	—	—	—	—	—	159,494
Real estate debt fund		76,216	1.2%	—	—	—	—	—	76,216
CLO equities		67,475	1.0%	—	—	—	—	—	67,475
CLO equity funds		16,432	0.3%						16,432
Other		1,613	0.1%	—	—	—	—	—	1,613

Total other investments		959,283	14.8%	—	—	—	—	—	959,283

				0%	0%	0%	0%	0%	100.0%
Total investments		$6,501,535	100.0%	$1,893,579	$885,146	$1,780,084	$673,060	$177,855	$1,091,811

				29.1%	13.6%	27.4%	10.4%	2.7%	16.8%

At December 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments
U.S. government & agency	$766,967	$769,002	14.8%	$—	$766,175	$2,827	$—	$—	$—
Non-U.S. government	448,661	439,439	8.5%	162,813	169,859	68,839	37,928	—	—
Corporate	2,100,972	2,087,929	40.2%	117,545	505,697	1,080,974	331,657	31,603	20,453
Municipal	25,452	25,607	0.5%	5,993	11,790	7,824	—	—	—
Residential mortgage-backed	311,152	311,864	6.0%	32,023	269,777	4,351	4,584	1,118	11
Commercial mortgage-backed	139,984	139,907	2.7%	79,016	21,223	19,266	19,414	988	—
Asset-backed	431,509	430,170	8.3%	245,767	64,838	29,586	11,911	78,068	—

Total fixed maturity and short-term investments	$4,224,697	4,203,918	81.0%	643,157	1,809,359	1,213,667	405,494	111,777	20,464

				15.3%	43.0%	28.9%	9.6%	2.7%	0.5%
Equities
U.S.		106,895	2.1%	—	—	—	—	—	106,895
International		43,235	0.8%	—	—	—	—	—	43,235

Total equities		150,130	2.9%	—	—	—	—	—	150,130

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Other investments, at fair value
Private equities and private equity funds		197,269	3.8%	—	—	—	—	—	197,269
Fixed income funds		335,026	6.4%	—	—	—	—	—	335,026
Fixed income hedge funds		59,627	1.1%	—	—	—	—	—	59,627
Equity funds		150,053	2.9%	—	—	—	—	—	150,053
Real estate debt fund		33,902	0.7%	—	—	—	—	—	33,902
CLO equities		41,271	0.8%	—	—	—	—	—	41,271
CLO equity funds		16,022	0.3%	—	—	—	—	—	16,022
Other		3,698	0.1%	—	—	—	—	—	3,698

Total other investments		836,868	16.1%	—	—	—	—	—	836,868

				0.0%	0.0%	0.0%	0.0%	0.0%	100.0%
Total investments		$5,190,916	100.0%	$643,157	$1,809,359	$1,213,667	$405,494	$111,777	$1,007,462

				12.4%	34.9%	23.4%	7.8%	2.1%	19.4%

The following table summarizes the composition of the amortized cost and fair value of our held-to-maturity fixed maturity investments as at June 30, 2015 and December 31, 2014 by ratings as assigned by major rating agencies.

At June 30, 2015	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$20,075	$19,653	2.5%	$18,238	$1,371	$—	$—	$—	$44
Non-U.S. government	38,293	37,819	4.8%	—	30,070	7,749	—	—	—
Corporate	744,227	730,631	92.7%	46,129	131,049	491,648	55,960	5,575	270

Total fixed maturity investments	$802,595	$788,103	100.0%	$64,367	$162,490	$499,397	$55,960	$5,575	$314

				8.2%	20.6%	63.3%	7.1%	0.7%	0.1%

At December 31, 2014	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
	(in thousands of U.S. dollars)
Fixed maturity investments
U.S. government & agency	$20,257	$20,559	2.5%	$6,821	$13,738	$—	$—	$—	$—
Non-U.S. government	38,613	38,689	4.7%	—	30,795	7,894	—	—	—
Corporate	754,363	767,124	92.8%	48,074	202,231	468,748	42,748	5,323	—

Total fixed maturity investments	$813,233	$826,372	100.0%	$54,895	$246,764	$476,642	$42,748	$5,323	$—

				6.6%	29.9%	57.7%	5.2%	0.6%	—%

Loans Payable

Our long-term debt consists of the EGL Revolving Credit Facility, which can be used for permitted acquisitions and for general corporate purposes, and the Sussex Facility, an acquisition term loan facility used to partially finance our acquisition of Companion on January 27, 2015.

The EGL Revolving Credit Facility was entered into on September 16, 2014. On February 27, 2015, the EGL Revolving Credit Facility was amended and restated primarily in order to: (1) increase the size of the facility from $500 million to $665 million, (2) add Lloyd’s Bank plc as a new lender within the facility, and (3) reallocate the amounts provided by each of the four lenders under the facility such that each lender agreed to provide an equal amount of $166.25 million, on and subject to the terms of the restated facility agreement.

On December 24, 2014, Sussex Holdings, our wholly-owned subsidiary, as borrower and guarantor, entered into the Sussex Facility with National Australia Bank Limited and Barclays Bank PLC. The Sussex Facility provides for a four-year term loan facility pursuant to which Sussex was permitted to borrow up to an aggregate of $109.0 million to fund 50% of the consideration payable for the acquisition of Companion. Sussex Holdings fully drew down on the Sussex Facility and completed the acquisition of Companion on January 27, 2015.

Borrowings and repayments under our loan facilities during the six months ended June 30, 2015 are described below.

EGL Revolving Credit Facility

Our borrowings under the facility increased from $319.6 million as at December 31, 2014 to $544.3 million as at June 30, 2015. The increase of $224.7 million was attributable to the following drawdowns: (i) a total of $149.7 million related to the Wilton Re life settlements acquisition and the Voya transaction; (ii) $50.0 million to capitalize a newly-formed Bermuda registered wholly-owned reinsurance company; and (iii) $25.0 million for general corporate purposes.

Sussex Facility

On May 5, 2015, we repaid $5.0 million of the outstanding principal of the Sussex Facility, reducing the outstanding principal to $104.0 million as at June 30, 2015.

As of June 30, 2015, all of the covenants relating to the EGL Revolving Credit Facility and the Sussex Facility were met.

Amounts of loans payable outstanding, and accrued interest, as of June 30, 2015, and December 31, 2014 total $650.5 million and $320.0 million, respectively.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at June 30, 2015 and updates the table on page 141 of our Annual Report on Form 10-K for the year ended December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses (1)	$6,275.9	$1,345.7	$2,148.4	$920.2	$1,861.7
Policy benefits for life and annuity contracts (2)	2,515.0	78.8	74.9	70.5	2,290.7
Operating lease obligations	41.6	13.4	15.3	7.9	5.0
Investing Activities
Investment commitments	98.2	41.9	48.0	4.2	4.1
Financing Activities
Acquisition funding	122.4	122.4	—	—	—
Significant transaction funding	140.0	140.0	—	—	—
Loan repayments (including estimated interest payments)	686.6	138.6	291.9	256.1	—

Total	$9,879.7	$1,880.8	$2,578.5	$1,258.9	$4,161.5

(1)	The reserves for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above.

The amounts in the above table represent our estimates of known liabilities as of June 30, 2015 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of June 30, 2015 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at June 30, 2015 of $1,206.1 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Commitments and Contingencies

Investments

The following table provides a summary of our outstanding unfunded investment commitments as at June 30, 2015 and December 31, 2014:

June 30, 2015			December 31, 2014
Original	Commitments		Original	Commitments
Commitments	Funded	Unfunded	Commitments	Funded	Unfunded
(in thousands of U.S. dollars)
$ 305,000	$ 206,843	$ 98,157	$ 311,000	$ 211,115	$ 99,885

Guarantees

As at June 30, 2015 and December 31, 2014, we had, in total, parental guarantees supporting a subsidiary’s insurance obligations in the amount of $290.6 million and $238.6 million, respectively.

Acquisitions and Significant New Business and Transactions

As of June 30, 2015, we had entered into a definitive agreement with respect to the purchase of NSA (described in “Recent Developments—Acquisitions”), which is expected to close in the third quarter of 2015. We had also entered into a Sale and Purchase Agreements with the JCF II Funds; (described in “Recent Developments—Significant New Business and Transactions”), which is scheduled to close no later than October 1, 2015.

Legal Proceedings

Refer to “Item 1. Legal Proceedings” of Part II of this Quarterly Report on Form 10-Q for a description of our litigation matters.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed, except as set forth below.

Deferred Charges

We record deferred charges with respect to unpaid loss liabilities assumed under retroactive reinsurance contracts. At the inception of these contracts, the deferred charges represent the excess,

if any, of the estimated ultimate liability for unpaid losses over the consideration received. Deferred charges are amortized over the estimated ultimate claim payment period with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charge balances are adjusted periodically to reflect new projections of the amount and timing of remaining loss payments. Significant changes in the estimated amount and the timing of payments of unpaid losses may have a significant effect on the unamortized deferred charges and the amount of periodic amortization.

Off-Balance Sheet and Special Purpose Entity Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as “estimate,” “project,” “plan,” “intend,” “expect,” “anticipate,” “believe,” “would,” “should,” “could,” “seek,” “may” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014. These factors include:

•	risks associated with implementing our business strategies and initiatives;

•	risks that we may require additional capital in the future, which may not be available or may be available only on unfavorable terms;

•	the adequacy of our loss reserves and the need to adjust such reserves as claims develop over time;

•	risks relating to the availability and collectability of our reinsurance;

•	changes and uncertainty in economic conditions, including interest rates, inflation, currency exchange rates, equity markets and credit conditions, which could affect our investment portfolio, our ability to finance future acquisitions and our profitability;

•	the risk that ongoing or future industry regulatory developments will disrupt our business, affect the ability of our subsidiaries to operate in the ordinary course or to make distributions to us, or mandate changes in industry practices in ways that increase our costs, decrease our revenues or require us to alter aspects of the way we do business;

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	continued availability of exit and finality opportunities provided by solvent schemes of arrangement;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system, data security or human failures and external hazards;

•	risks relating to our acquisitions, including our ability to successfully price acquisitions, evaluate opportunities, address operational challenges, support our planned growth and assimilate acquired companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;

•	risks relating to our ability to obtain regulatory approvals, including the timing, terms and conditions of any such approvals, and to satisfy other closing conditions in connection with our acquisition agreements, which could affect our ability to complete acquisitions;

•	risks relating to our active underwriting businesses, including unpredictability and severity of catastrophic and other major loss events, failure of risk management and loss limitation methods, the risk of a ratings downgrade or withdrawal, cyclicality of demand and pricing in the insurance and reinsurance markets;

•	our ability to implement our strategies relating to our active underwriting businesses;

•	risks relating to our life and annuities business, including mortality and morbidity rates, lapse rates, the performance of assets to support the insured liabilities, and the risk of catastrophic events;

•	risks relating to our investments in life settlements contracts, including that actual experience may differ from our assumptions regarding longevity, cost projections, and risk of non-payment from the insurance carrier;

•	risks relating to our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

•	changes in tax laws or regulations applicable to us or our subsidiaries, or the risk that we or one of our non-U.S. subsidiaries become subject to significant, or significantly increased, income taxes in the United States or elsewhere;

•	changes in Bermuda law or regulation or the political stability of Bermuda; and

•	changes in accounting policies or practices.

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

The following risk management discussion and the estimated amounts generated from sensitivity analysis presented are forward-looking statements of market risk assuming certain market conditions occur. Future results may differ materially from these estimated results due to, among other things, actual developments in the global financial markets, changes in the composition of our investment portfolio, or changes in our business strategies. The results of analysis we use to assess and mitigate risk are not projections of future events or losses. See “Cautionary Statement Regarding Forward-Looking Statements” for additional information regarding our forward-looking statements.

We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in the second quarter of 2015 were not materially different than those used in 2014, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.

Interest Rate Risk

Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity investments and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investment portfolios with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.

The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our cash and fixed maturity and short-term investment portfolios classified as trading and available-for-sale for the years indicated:

Interest Rate Movement Analysis on Market Value of Cash, Short-Term Investments

and Fixed Maturity Investments Classified as Trading and Available-for-Sale

	Interest Rate Shift in Basis Points
At June 30, 2015	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total market value	$7,210	$7,166	$7,102	$7,050	$6,992
Market value change from base	1.5%	0.9%	0%	(0.7)%	(1.5)%
Change in unrealized value	$108	$64	$—	$(52)	$(110)
	.

At December 31, 2014	-100	-50	0	+50	+100
Total market value	$5,752	$5,730	$5,702	$5,671	$5,640
Market value change from base	0.9%	0.5%	0%	(0.5)%	(1.1)%
Change in unrealized value	$50	$28	$—	$(31)	$(62)

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

Fixed Maturity and Short-Term Investments

As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration. At June 30, 2015, 48.5% of our fixed maturity investments and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2014: 54.8%) with 14.7% (December 31, 2014: 11.2%) rated BBB or lower. The fixed maturity and short-term investment portfolio as a whole had an average credit quality rating of A+ as at both June 30, 2015 and December 31, 2014. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

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

As at June 30, 2015, reinsurance balances recoverable with a carrying value of $175.3 million were associated with one reinsurer that represented 10% or more of total reinsurance balances recoverable. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers which represented 10% or more of total reinsurance balances recoverable.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at June 30, 2015 was $288.8 million (December 31, 2014: $300.2 million). At June 30, 2015, the impact of a 10% decline in the overall market prices of our equities at risk would be $28.9 million (December 31, 2014: $30.0 million), on a pre-tax basis.

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

The table below summarizes our net exposure as of June 30, 2015 and December 31, 2014 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

June 30, 2015	GBP	EURO	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$8.5	$27.4	$(5.0)	$46.3	$(13.1)	$64.1

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$0.9	$2.7	$(0.5)	$4.6	$(1.3)	$6.4

December 31, 2014	GBP	EURO	AUD	CDN	Other	Total
Total net foreign currency exposure	$62.6	$15.0	$(4.0)	$16.0	$(28.0)	$61.6

Pre-tax impact of a 10% movement of the U.S. dollar(1)	$6.3	$1.5	$(0.4)	$1.6	$(2.8)	$6.2

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

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Our management has performed an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015. Based upon that evaluation there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors identified therein have not materially changed, except as set forth below.

Our investments in life settlements contracts are subject to the risk that actual experience could differ substantially from our assumptions related to their estimated value, which may impair their value and adversely impact our results of operations.

On May 5, 2015, we acquired two companies for total consideration of $173.1 million that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We recognize our initial investment in these life settlements contracts at the transaction price plus all initial direct external costs. The transaction price is established based on certain assumptions, including the life expectancy of the insured person, the projected premium payments on the contract (including projections of possible rate increases from the related insurance carrier), the projected costs of administration relating to the contract, and the projected risk of non-payment, including the financial health of the related insurance carrier, the possibility of legal challenges from such insurance carrier or others and the possibility of regulatory changes that may affect payment. The estimated value of a contract is also affected by the discounted value of future cash flows from death benefits and the discounted value of future premiums due on the contract.

The actual value of any life settlement contract cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). Our subsidiaries pay continuing costs to keep the policies in force (primarily life insurance premiums), which increases the carrying amount of the investment. Because we recognize income on individual investments at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at the time the insured dies, the profitability of our life settlements investments is contingent on actual experience relative to the key assumptions we made when the life settlement investment was acquired. If actual experience differs from these assumptions, our carrying value of these investments may increase. A significant negative difference between the carrying cost of contracts and actual death benefits received at maturity of contracts could adversely affect our net investment income and our results of operations.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2015.

ENSTAR GROUP LIMITED

By:	/s/ Richard J. Harris
Richard J. Harris
Chief Financial Officer, Authorized Signatory and
Principal Accounting and Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1	Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 3, 2015).

10.2*+	Amendment to Employment Agreement, dated May 12, 2015, by and between the Company and Richard J. Harris.

10.3*+	Employment Agreement, dated May 11, 2015, effective August 15, 2015, by and between the Company and Mark Smith.

10.4*	Termination and Waiver Agreement, dated June 3, 2015, by and among First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle, L.P., FR XI Offshore AIV, L.P., FR Torus Co-Investment, L.P. and Enstar Group Limited.

15.1*	KPMG Audit Limited Letter Regarding Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
+	denotes management contract or compensatory arrangement