Form 10-Q
period 2015-09-30
Enstar Group LTD
filed 2015-11-09
CIK 1363829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 3, 2015, the registrant had outstanding 16,130,640 voting ordinary shares and 3,130,408 non-voting convertible ordinary shares, each par value $1.00 per share.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$161,612	$130,516
Fixed maturities, trading, at fair value	4,925,459	3,832,291
Fixed maturities, held-to-maturity, at amortized cost	798,570	813,233
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015—$190,023; 2014—$244,110)	184,932	241,111
Equities, trading, at fair value	123,739	150,130
Other investments, at fair value	988,387	836,868
Other investments, at cost	136,069	—

Total investments	7,318,768	6,004,149
Cash and cash equivalents	1,026,052	963,402
Restricted cash and cash equivalents	484,304	534,974
Premiums receivable	513,276	391,008
Deferred tax assets	54,465	50,506
Prepaid reinsurance premiums	130,271	114,197
Reinsurance balances recoverable	1,571,560	1,331,555
Funds held by reinsured companies	112,129	134,628
Deferred acquisition costs	112,806	61,706
Goodwill and intangible assets	192,752	201,150
Other assets	537,227	149,610

TOTAL ASSETS	$12,053,610	$9,936,885

LIABILITIES
Losses and loss adjustment expenses	$6,019,206	$4,509,421
Policy benefits for life and annuity contracts	1,196,343	1,220,864
Unearned premiums	540,735	468,626
Insurance and reinsurance balances payable	327,067	276,723
Deferred tax liabilities	38,550	43,958
Loans payable	730,720	320,041
Other liabilities	359,032	199,813

TOTAL LIABILITIES	9,211,653	7,039,446

COMMITMENTS AND CONTINGENCIES
REDEEMABLE NONCONTROLLING INTEREST	383,314	374,619

SHAREHOLDERS’ EQUITY
Share capital:
Authorized, issued and fully paid, par value $1 each (authorized 2015: 156,000,000; 2014: 156,000,000)
Ordinary shares (issued and outstanding 2015: 16,127,708; 2014: 15,761,365)	16,128	15,761
Non-voting convertible ordinary shares:
Series A (issued 2015: 2,972,892; 2014: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2015: 2,725,637; 2014: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2015: 404,771; 2014: 714,015)	405	714
Treasury shares at cost (Series A non-voting convertible ordinary shares 2015: 2,972,892; 2014: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,369,268	1,321,715
Accumulated other comprehensive income	(35,507)	(12,686)
Retained earnings	1,503,640	1,395,206

Total Enstar Group Limited Shareholders’ Equity	2,438,074	2,304,850
Noncontrolling interest	20,569	217,970

TOTAL SHAREHOLDERS’ EQUITY	2,458,643	2,522,820

TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$12,053,610	$9,936,885

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

For the Three and Nine Month Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$231,051	$195,987	$641,980	$474,561
Fees and commission income	8,977	6,801	29,588	21,308
Net investment income	43,169	27,984	123,555	85,981
Net realized and unrealized (losses) gains	(15,130)	(18,336)	16,641	54,648

	268,067	212,436	811,764	636,498

EXPENSES
Net incurred losses and loss adjustment expenses	32,359	17,533	168,395	65,232
Life and annuity policy benefits	22,989	26,549	73,926	81,090
Acquisition costs	49,806	36,261	121,450	99,801
Salaries and benefits	55,440	54,525	165,903	141,598
General and administrative expenses	44,895	41,039	124,993	100,466
Interest expense	5,156	3,307	14,035	10,570
Net foreign exchange (gains) losses	(841)	6,365	(3,460)	7,435

	209,804	185,579	665,242	506,192

EARNINGS BEFORE INCOME TAXES	58,263	26,857	146,522	130,306
INCOME TAXES	(12,262)	(5,660)	(28,822)	(21,388)

NET EARNINGS	46,001	21,197	117,700	108,918
Less: Net losses (earnings) attributable to noncontrolling interest	3,041	5,232	(9,266)	(1,109)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$49,042	$26,429	$108,434	$107,809

EARNINGS PER SHARE—BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.55	$1.38	$5.63	$5.94

EARNINGS PER SHARE—DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.53	$1.37	$5.59	$5.84

Weighted average ordinary shares outstanding—basic	19,256,184	19,198,475	19,248,737	18,142,531
Weighted average ordinary shares outstanding—diluted	19,408,627	19,331,390	19,387,285	18,445,885

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Month Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(expressed in thousands of U.S. dollars)

NET EARNINGS	$46,001	$21,197	$117,700	$108,918

Other comprehensive loss, net of tax:
Unrealized holding losses on investments arising during the period	(2,002)	(3,852)	(4,196)	(3,393)
Reclassification adjustment for net realized and unrealized (losses) gains included in net earnings	(27)	87	(171)	(47)

Unrealized losses arising during the period, net of reclassification adjustment	(2,029)	(3,765)	(4,367)	(3,440)
Currency translation adjustment	(11,290)	(14,815)	(23,877)	(8,043)

Total other comprehensive loss	(13,319)	(18,580)	(28,244)	(11,483)

Comprehensive income	32,682	2,617	89,456	97,435
Less comprehensive loss (income) attributable to noncontrolling interest	2,326	8,922	(3,843)	376

COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$35,008	$11,539	$85,613	$97,811

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Nine Month Periods Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
	(expressed in thousands of U.S. dollars)
Share Capital—Ordinary Shares
Balance, beginning of period	$15,761	$13,803
Issue of shares	10	1,914
Conversion of Series E Non-Voting Convertible Ordinary Shares	309	—
Share awards granted/vested	48	43

Balance, end of period	$16,128	$15,760

Share Capital—Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973

Share Capital—Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726

Share Capital—Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$714	$—
Shares converted to ordinary shares	(309)	—
Conversion of Series B Convertible Participating Non-Voting Perpetual Preferred Stock	—	714

Balance, end of period	$405	$714

Share Capital—Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—
Issue of stock	—	714
Convert to Series E Non-Voting Convertible Ordinary Shares	—	(714)

Balance, end of period	$—	$—

Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)

Additional Paid-in Capital
Balance, beginning of period	$1,321,715	$962,145
Issue of shares	1,352	354,368
Amortization of equity incentive plan	4,504	3,885
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiaries	41,697	—

Balance, end of period	$1,369,268	$1,320,398

Accumulated Other Comprehensive Income
Balance, beginning of period	$(12,686)	$13,978
Currency translation adjustment
Balance, beginning of period	(2,779)	14,264
Change in currency translation adjustment	(22,501)	(7,791)
Purchase of noncontrolling shareholders’ interest in subsidiaries	2,937	—

Balance, end of period	(22,343)	6,473
Defined benefit pension liability
Balance, beginning and end of period	(7,726)	(2,249)

Unrealized gain on investments
Balance, beginning of period	(2,181)	1,963
Change in unrealized gain on investments, net of tax	(3,569)	(2,207)
Purchase of noncontrolling shareholders’ interest in subsidiaries	312	—

Balance, end of period	(5,438)	(244)

Balance, end of period	$(35,507)	$3,980

Retained Earnings
Balance, beginning of period	$1,395,206	$1,181,457
Net earnings attributable to Enstar Group Limited	108,434	107,809

Balance, end of period	$1,503,640	$1,289,266

Noncontrolling Interest
Balance, beginning of period	$217,970	$222,000
Sale of noncontrolling shareholders’ interest in subsidiaries	(195,347)	—
Return of capital	—	(9,980)
Contribution of capital	680	18,081
Dividends paid	(733)	(13,908)
Reallocation to redeemable noncontrolling interest	—	1,028
Net (losses) earnings attributable to noncontrolling interest*	(308)	7,131
Foreign currency translation adjustments	(1,558)	(246)
Net movement in unrealized holding losses on investments	(135)	(339)

Balance, end of period	$20,569	$223,767

*	Excludes net earnings attributable to redeemable noncontrolling interest. See Note 11 to the unaudited condensed consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$117,700	$108,918
Adjustments to reconcile net earnings to cash flows (used in) provided by operating activities:
Net realized and unrealized investment losses (gains)	12,939	(28,509)
Net realized and unrealized gains from other investments	(29,580)	(26,139)
Other non-cash items	4,129	3,083
Depreciation and other amortization	42,659	45,570
Net change in trading securities held on behalf of policyholders	(8,452)	3,013
Sales and maturities of trading securities	2,690,081	2,302,138
Purchases of trading securities	(3,189,379)	(1,585,871)
Changes in:
Reinsurance balances recoverable	251,660	287,760
Funds held by reinsured companies	25,020	98,099
Losses and loss adjustment expenses	(307,872)	(630,417)
Policy benefits for life and annuity contracts	(23,843)	(44,457)
Insurance and reinsurance balances payable	60,518	(77,625)
Unearned premiums	(13,396)	(23,766)
Other operating assets and liabilities	(169,635)	6,028

Net cash flows (used in) provided by operating activities	(537,451)	437,825

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$56,369	$37,540
Sales and maturities of available-for-sale securities	113,128	98,314
Purchase of available-for-sale securities	(65,036)	(97,322)
Maturities of held-to-maturity securities	6,520	5,477
Movement in restricted cash and cash equivalents	370,434	(81,966)
Purchase of other investments	(189,164)	(278,265)
Redemption of other investments	62,732	30,707
Other investing activities	(2,949)	837

Net cash flows provided by (used in) investing activities	352,034	(284,678)

FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$—	$(9,980)
Contribution by redeemable noncontrolling interest	15,728	272,722
Contribution by noncontrolling interest	680	18,081
Dividends paid to redeemable noncontrolling interest	(16,128)	—
Dividends paid to noncontrolling interest	(733)	(13,908)
Purchase of noncontrolling interest	(150,400)	—
Receipt of loans	537,700	70,000
Repayment of loans	(128,500)	(199,245)

Net cash flows provided by financing activities	258,347	137,670

EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY
CASH AND CASH EQUIVALENTS	(10,280)	(13,043)

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,650	277,774
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	963,402	643,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,026,052	$921,615

Supplemental Cash Flow Information
Income taxes paid, net of refunds	$25,119	$31,207
Interest paid	$13,455	$13,589

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015 and December 31, 2014

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation and Consolidation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Inter-company accounts and transactions have been eliminated. Results of operations for subsidiaries acquired are included from the dates on which we acquired them. In these notes, the terms “we,” “us,” “our,” or “the Company” refer to Enstar Group Limited and its direct and indirect subsidiaries. On September 14, 2015, Torus Insurance Holdings Limited, previously referred to as “Torus,” changed its name to StarStone Insurance Holdings Limited (“StarStone”).

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. Results of changes in estimates are reflected in earnings in the period in which the change is made. Our principal estimates include, but are not limited to:

•	reserves for losses and loss adjustment expenses (“LAE”);

•	policy benefits for life and annuity contracts;

•	gross and net premiums written and net premiums earned;

•	reinsurance balances recoverable, including the provisions for uncollectible amounts;

•	impairment charges, including the other-than-temporary impairment of the carrying value of fixed maturity investment securities and the impairment of investments in life settlements;

•	valuation of certain other investments that are measured using significant unobservable inputs;

•	valuation of goodwill and intangible assets; and

•	fair value estimates associated with accounting for acquisitions.

Significant New Accounting Policies

As a result of the acquisition of the life settlement contracts from Wilton Re Limited (“Wilton Re”) as described in Note 2—“Acquisitions” and the completion of the transactions with Voya Financial, Inc. (“Voya”) and Sun Life Assurance Company of Canada and its U.S. branch (“Sun Life”) as described in Note 3—“Significant New Business and Transactions,” we have adopted certain significant new accounting policies during the nine months ended September 30, 2015. Other than the policies described below, there have been no material changes to our significant accounting policies from those described in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

(a) Life Settlements

Investments in life settlements are accounted for under the investment method whereby we recognize our initial investment in the life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying amount of the investment. We recognize income on individual investments in life settlements when the insured dies, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time. The investments are subject to quarterly impairment review on a contract-by-contract basis. Impaired contracts are written down to their estimated fair value with the impairment charges included within net realized and unrealized (losses) gains.

(b) Retroactive reinsurance

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses (“LAE”) with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. Deferred charges, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charges amortization may also be accelerated periodically to reflect changes to the amount and timing of remaining estimated loss payments. Deferred charges are evaluated for recoverability quarterly on an individual contract basis.

Recently Issued Accounting Pronouncements Not Yet Adopted

Accounting Standards Update (“ASU”) 2015-09, Disclosures about Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-09, which makes targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The ASU requires enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses which include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and loss expenses, (3) for each accident year presented of incurred claims development, information about claim frequency (unless impracticable), and the amounts of incurred but not reported (IBNR) liabilities, including expected development on reported claims, included in the reserve for losses and loss expenses, (4) a description of, and any significant changes to the methods for determining both IBNR and expected development on reported claims, and (5) for each accident year presented of incurred claims development, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. The ASU is effective for annual periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statement disclosures.

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

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. In addition, the scope of current disclosure requirements for investments eligible to be measured at NAV is limited to investments for which the practical expedient is applied. Reporting entities are required to adopt the ASU retrospectively. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact of this guidance, however we do not expect the adoption of the guidance to have a material impact on our consolidated financial statement disclosures.

ASU 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

2. ACQUISITIONS

Nationale Suisse Assurance S.A.

On February 5, 2015, we entered into a definitive agreement with Nationale Suisse to acquire its Belgian subsidiary, Nationale Suisse Assurance S.A. (“NSA”). NSA is a Belgium-based insurance company writing non-life insurance and life insurance.

The total consideration for the transaction will be €39.7 million (approximately $44.4 million) (subject to certain possible closing adjustments). We expect to finance the purchase price from cash on hand. We have received conditional governmental and regulatory approvals and completion of the transaction is conditioned on the satisfaction of various customary closing conditions. The transaction is expected to close during the fourth quarter of 2015.

Wilton Re Life Settlements

On May 5, 2015, we completed the acquisitions of two Delaware companies from subsidiaries of Wilton Re that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions.

The total consideration for the transaction was $173.1 million, which will be paid in two installments. The first installment of $89.1 million was paid on closing. The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand. The companies are operating as part of the life and annuities segment.

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

ASSETS
Other investments	$142,182
Cash and cash equivalents	5,043
Other assets	26,376

TOTAL ASSETS	$173,601
TOTAL LIABILITIES	543

NET ASSETS ACQUIRED AT FAIR VALUE	$173,058

From the date of acquisition to September 30, 2015, we recorded $5.3 million in net earnings attributable to Enstar Group Limited related to the life settlement contract business.

Canada Pension Plan Investment Board (“CPPIB”), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, CPPIB separately acquired certain of our voting and non-voting shares pursuant to the CPPIB-First Reserve Transaction, as described in Note 15—“Related Party Transactions”.

Sussex Insurance Company (formerly known as Companion)

On January 27, 2015, we completed the acquisition of Companion Property and Casualty Insurance Company (“Companion”) from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group with property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services. The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a Term Facility Agreement with National Australia Bank Limited and Barclays Bank PLC (the “Sussex Facility”) and 50% from cash on hand. We changed the name of Companion to Sussex Insurance Company (“Sussex”) following the acquisition and the company is operating as part of the non-life run-off segment. In addition, StarStone is renewing certain business from Sussex.

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

ASSETS
Short-term investments, trading, at fair value	$85,309
Fixed maturities, trading, at fair value	523,227
Equities, trading, at fair value	31,439

Total investments	639,975
Cash and cash equivalents	358,458
Restricted cash and cash equivalents	15,279
Accrued interest receivable	3,984
Premiums receivable	35,279
Reinsurance balances recoverable	486,570
Prepaid reinsurance premiums	28,751
Other assets	47,143

TOTAL ASSETS	$1,615,439

LIABILITIES
Losses and LAE	$1,255,040
Insurance and reinsurance balances payable	3,030
Unearned premium	85,505
Funds withheld	42,090
Other liabilities	11,774

TOTAL LIABILITIES	1,397,439

NET ASSETS ACQUIRED AT FAIR VALUE	$218,000

We have not completed the process of determining the fair value of the liabilities acquired in the Sussex acquisition. The valuation will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed.

From the date of acquisition to September 30, 2015, we earned premiums of $48.9 million, recorded net incurred losses and LAE of $52.0 million on those earned premiums, and recorded $1.4 million in net earnings attributable to Enstar Group Limited related to Sussex’s non-life run-off business.

3. SIGNIFICANT NEW BUSINESS

Sun Life

On September 30, 2015, we entered into two 100% reinsurance agreements and a related administration services agreement with Sun Life pursuant to which we reinsured all of the run-off workers compensation carve-out and occupational accident business of Sun Life. We assumed

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. SIGNIFICANT NEW BUSINESS—(Continued)

reinsurance reserves of $128.3 million, received total assets of $122.5 million and recorded a deferred charge of $5.8 million included in other assets. We transferred approximately $30.6 million of additional funds into trust to further support our obligations under the reinsurance agreements. We provided limited parental guarantees, subject to an overall maximum of approximately $36.8 million.

Voya Financial

On May 27, 2015, we entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya, pursuant to which we reinsured all of the run-off workers compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing our obligations under the reinsurance agreements. We assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million included in other assets. We transferred approximately $67.2 million of additional funds to the trusts to further support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to a maximum cap with respect to the reinsurance liabilities. As of September 30, 2015, the amount of the parental guarantee was $58.0 million.

Reciprocal of America

On January 15, 2015, we completed a loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business that has been in run-off since 2003. The total insurance reserves assumed were $162.1 million with an equivalent amount of cash and investments received as consideration.

4. INVESTMENTS

We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) a held-to-maturity portfolio of fixed maturity investments carried at amortized cost; (iii) available-for-sale portfolios of fixed maturity investments carried at fair value; and (iv) other investments carried at either fair value or cost.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Trading

The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	September 30 2015	December 31, 2014
U.S. government and agency	$709,010	$744,660
Non-U.S. government	334,941	368,945
Corporate	2,633,548	1,986,873
Municipal	55,238	25,607
Residential mortgage-backed	361,678	308,621
Commercial mortgage-backed	266,503	139,907
Asset-backed	726,153	388,194

Total fixed maturity and short-term investments	5,087,071	3,962,807
Equities—U.S.	116,568	106,895
Equities—International	7,171	43,235

	$5,210,810	$4,112,937

Included within residential and commercial mortgage-backed securities as at September 30, 2015 were securities issued by U.S. governmental agencies with a fair value of $324.8 million (as at December 31, 2014: $263.4 million). Included within corporate securities as at September 30, 2015 were senior secured loans of $94.8 million (as at December 31, 2014: $33.5 million).

The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$786,859	$772,118	15.2%
More than one year through two years	774,490	768,279	15.1%
More than two years through five years	1,592,842	1,591,580	31.3%
More than five years through ten years	475,739	473,923	9.3%
More than ten years	129,135	126,837	2.5%
Residential mortgage-backed	361,438	361,678	7.1%
Commercial mortgage-backed	266,587	266,503	5.2%
Asset-backed	731,469	726,153	14.3%

	$5,118,559	$5,087,071	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Held-to-maturity

We hold a portfolio of held-to-maturity securities to support our annuity business. The amortized cost and fair values of our fixed maturity investments classified as held-to-maturity were as follows:

As at September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,873	$21	$(175)	$19,719
Non-U.S. government	38,130	247	(726)	37,651
Corporate	740,567	5,935	(13,001)	733,501

	$798,570	$6,203	$(13,902)	$790,871

As at December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$20,257	$322	$(20)	$20,559
Non-U.S. government	38,613	325	(249)	38,689
Corporate	754,363	16,182	(3,421)	767,124

	$813,233	$16,829	$(3,690)	$826,372

The contractual maturities of our fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$17,783	$17,809	2.3%
More than one year through two years	12,110	12,147	1.5%
More than two years through five years	64,989	65,500	8.3%
More than five years through ten years	100,188	99,682	12.6%
More than ten years	603,500	595,733	75.3%

	$798,570	$790,871	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Available-for-sale

The amortized cost and fair values of our fixed maturity investments classified as available-for-sale were as follows:

As at September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$24,195	$205	$—	$24,400
Non-U.S. government	35,806	40	(4,005)	31,841
Corporate	120,842	1,154	(2,541)	119,455
Municipal	1,996	6	(1)	2,001
Residential mortgage-backed	1,488	62	(39)	1,511
Asset-backed	5,696	28	—	5,724

	$190,023	$1,495	$(6,586)	$184,932

As at December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$24,167	$182	$(7)	$24,342
Non-U.S. government	72,913	386	(2,805)	70,494
Corporate	101,745	964	(1,653)	101,056
Residential mortgage-backed	3,305	76	(138)	3,243
Asset-backed	41,980	15	(19)	41,976

	$244,110	$1,623	$(4,622)	$241,111

The contractual maturities of our fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$37,155	$34,242	18.5%
More than one year through two years	59,933	58,513	31.7%
More than two years through five years	79,717	78,102	42.2%
More than five years through ten years	3,752	3,592	1.9%
More than ten years	2,282	3,248	1.8%
Residential mortgage-backed	1,488	1,511	0.8%
Asset-backed	5,696	5,724	3.1%

	$190,023	$184,932	100.0%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Gross Unrealized Losses

The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
At September 30, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
Non-U.S. government	$19,784	$(3,501)	$7,212	$(504)	$26,996	$(4,005)
Corporate	29,922	(2,135)	26,227	(406)	56,149	(2,541)
Municipal	—	—	1,017	(1)	1,017	(1)
Residential mortgage-backed	157	(34)	499	(5)	656	(39)

Total	$49,863	$(5,670)	$34,955	$(916)	$84,818	$(6,586)

Fixed maturity investments, at amortized cost
U.S. government and agency	12,311	(144)	478	(31)	12,789	(175)
Non-U.S. government	24,062	(726)	—	—	24,062	(726)
Corporate	398,626	(11,568)	64,148	(1,433)	462,774	(13,001)

Total	$434,999	$(12,438)	$64,626	$(1,464)	$499,625	$(13,902)

Total fixed maturity and short-term investments	$484,862	$(18,108)	$99,581	$(2,380)	$584,443	$(20,488)

	12 Months or Greater		Less Than 12 Months		Total
At December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$528	$(1)	$3,678	$(6)	$4,206	$(7)
Non-U.S. government	17,051	(1,534)	20,300	(1,271)	37,351	(2,805)
Corporate	39,964	(1,003)	40,072	(650)	80,036	(1,653)
Residential mortgage-backed	2,073	(138)	—	—	2,073	(138)
Asset-backed	11,215	(12)	14,720	(7)	25,935	(19)

Total	$70,831	$(2,688)	$78,770	$(1,934)	$149,601	$(4,622)

Fixed maturity investments, at amortized cost
U.S. government and agency	7,312	(19)	245	(1)	7,557	(20)
Non-U.S. government	25,960	(249)	—	—	25,960	(249)
Corporate	243,908	(3,377)	6,030	(44)	249,938	(3,421)

Total	$277,180	$(3,645)	$6,275	$(45)	$283,455	$(3,690)

Total fixed maturity and short-term investments	$348,011	$(6,333)	$85,045	$(1,979)	$433,056	$(8,312)

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

As at September 30, 2015 and December 31, 2014, the number of securities classified as available-for-sale in an unrealized loss position was 162 and 212, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 88 and 120, respectively.

As at September 30, 2015 and December 31, 2014, the number of securities classified as held-to-maturity in an unrealized loss position was 86 and 61, respectively. Of these securities, the number of securities that had been in unrealized loss position for twelve months or longer was 76 and 57, respectively.

For the three and nine months ended September 30, 2015, we did not recognize any other-than-temporary impairment losses on either our available-for-sale or held-to-maturity securities. We determined that no credit losses existed as at September 30, 2015. A description of our other-than-temporary impairment process is included in our Annual Report on Form 10-K for the year ended December 31, 2014. There were no changes to our process during the nine months ended September 30, 2015.

Credit Ratings

The following table sets forth the credit ratings of our fixed maturity and short-term investments as of September 30, 2015:

At September 30, 2015	Amortized Cost	Fair Value	% of Total	AAA Rated	AA Rated	A Rated	BBB Rated	Non-Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$727,688	$733,410	12.1%	$691,436	$8,703	$33,271	$—	$—	$—
Non-U.S. government	382,513	366,782	6.1%	112,493	170,320	49,078	10,947	23,944	—
Corporate	2,774,076	2,753,003	45.4%	164,337	444,919	1,418,644	610,486	114,612	5
Municipal	57,627	57,239	0.9%	3,998	22,945	30,296	—	—	—
Residential mortgage-backed	362,926	363,189	6.0%	346,584	858	8,631	5,877	1,234	5
Commercial mortgage-backed	266,587	266,503	4.4%	111,729	30,440	53,522	26,802	3,983	40,027
Asset-backed	737,165	731,877	12.1%	313,262	164,445	133,164	42,921	77,532	553

Total	5,308,582	5,272,003	87.0%	1,743,839	842,630	1,726,606	697,033	221,305	40,590

% of total fair value		100%		33.1%	16.0%	32.7%	13.2%	4.2%	0.8%

Fixed maturity investments, at amortized cost
U.S. government and agency	19,873	19,719	0.3%	18,306	1,373	—	$—	—	40
Non-U.S. government	38,130	37,651	0.6%	—	29,897	7,754	—	—	—
Corporate	740,567	733,501	12.1%	46,679	132,153	493,297	61,197	—	175

Total	798,570	790,871	13.0%	64,985	163,423	501,051	61,197	—	215

% of total fair value		100%		8.2%	20.7%	63.4%	7.7%	0%	0.0%

Total fixed maturity and short-term investments	$6,107,152	$6,062,874	100.0%	$1,808,824	$1,006,053	$2,227,657	$758,230	$221,305	$40,805

% of total fair value		100%		29.8%	16.6%	36.7%	12.5%	3.7%	0.7%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other Investments, at fair value

The following table summarizes our other investments carried at fair value:

	September 30, 2015	December 31, 2014
Private equities and private equity funds	$245,563	$197,269
Fixed income funds	329,768	335,026
Fixed income hedge funds	105,212	59,627
Equity funds	142,118	150,053
Real estate debt fund	76,326	33,902
CLO equities	72,118	41,271
CLO equity funds	15,765	16,022
Other	1,517	3,698

	$988,387	$836,868

The valuation of our other investments is described later in this note under “Fair Value Measurements”. Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. Management regularly reviews and discusses fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

•	Private equities and private equity funds invest primarily in the financial services industry. All of our investments in private equities and private equity funds are subject to restrictions on redemptions and sales that are determined by the governing documents and limit our ability to liquidate those investments. These restrictions have been in place since the dates of our initial investments.

•	Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third party managers. Underlying investments vary from high grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily up to quarterly.

•	Fixed income hedge funds invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of three years from the time of our initial investment. Once eligible, redemptions are permitted quarterly with 90 days’ notice.

•	Equity funds invest in a diversified portfolio of international publicly-traded equity securities.

•	The real estate debt fund invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation; the fund states that it will make commercially reasonable efforts to redeem the investment within the next monthly period.

•	CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

•	CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans.

•	Other primarily comprises a fund that provides loans to educational institutions throughout the U.S. and its territories. Through these investments, we participate in the performance of the underlying loan pools. This investment matures when the loans are paid down and cannot be redeemed before maturity.

Redemption restrictions and unfunded commitments

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

The following table presents the fair value, unfunded commitments and redemption frequency as at September 30, 2015 for all funds included within other investments at fair value:

	Fair Value	Gated/Side Pocket Investments	Investments without Gates or Side Pockets	Unfunded Commitments	Redemption Frequency
Private equity funds	$240,563	$—	$240,563	$68,477	Not eligible
Fixed income funds	329,768	—	329,768	—	Daily, monthly and quarterly
Fixed income hedge funds	105,212	31,097	74,115	—	Quarterly after lock-up periods expire
Equity funds	142,118	—	142,118	—	Bi-monthly
Real estate debt fund	76,326	—	76,326	—	Monthly
CLO equity funds	15,765	10,367	5,398	—	Quarterly after lock-up periods expire
Other funds	1,199	—	1,199	3,073	Not eligible

	$910,951	$41,464	$869,487	$71,550

These investments are all valued at net asset value as at September 30, 2015. As of September 30, 2015, management has not made any adjustments to the fair value estimate reported by the fund managers for the gated/side-pocketed investments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Other Investments, at cost

Our other investments carried at cost of $136.1 million as of September 30, 2015 consist of life settlement contracts acquired during the year. Refer to Note 2—“Acquisitions” for information about this transaction, and Note 1—“Significant Accounting Policies” for a description of our accounting policies. For 2014 we did not have an investment in life settlements. During the three and nine month periods ended September 30, 2015, net investment income included $7.4 million and $9.3 million, respectively, related to investments in life settlements.

There were no impairment charges recognized during the period since acquisition. Our investments in life settlements are monitored for impairment on a contract-by-contract basis quarterly. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the investment in life settlements are not sufficient to recover our estimated future carrying amount of the investment in life settlements, which is the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired investments in life settlements are written down to their estimated fair value which is determined on a discounted cash flow basis, incorporating current market longevity assumptions and market yields. Impairment charges, if any, are included in net realized and unrealized gains.

Fair Value Measurements

Fair value is defined as the price at which to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•	Level 2—Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own judgment about assumptions that market participants might use.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$733,410	$—	$733,410
Non-U.S. government	—	366,782	—	366,782
Corporate	—	2,753,003	—	2,753,003
Municipal	—	57,239	—	57,239
Residential mortgage-backed	—	363,189	—	363,189
Commercial mortgage-backed	—	266,503	—	266,503
Asset-backed	—	731,877	—	731,877
Equities—U.S.	101,297	15,271	—	116,568
Equities—International	2,620	4,551	—	7,171
Other investments	—	471,890	516,497	988,387

Total investments	$103,917	$5,763,715	$516,497	$6,384,129

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$769,002	$—	$769,002
Non-U.S. government	—	439,439	—	439,439
Corporate	—	2,087,329	600	2,087,929
Municipal	—	25,607	—	25,607
Residential mortgage-backed	—	311,864	—	311,864
Commercial mortgage-backed	—	139,907	—	139,907
Asset-backed	—	430,170	—	430,170
Equities—U.S.	96,842	5,203	4,850	106,895
Equities—International	24,365	18,870	—	43,235
Other investments	—	487,078	349,790	836,868

Total investments	$121,207	$4,714,469	$355,240	$5,190,916

The following is a summary of valuation techniques or models we use to measure fair value.

Fixed Maturity Investments

Our fixed maturity investments portfolio is managed by our Chief Investment Officer and outside investment advisors with oversight from our Investment Committee. Fair values for all securities in the fixed maturity investments portfolio are independently provided by the investment custodians, investment accounting service providers and investment managers, each of which utilize internationally

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

recognized independent pricing services. Interactive Data Corporation is, however, the main pricing service utilized to estimate the fair value measurements for our fixed maturity investments. We record the unadjusted price provided by the investment custodians, investment accounting service providers or the investment managers and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

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

The following describes the techniques generally used to determine the fair value of our fixed maturity investments by asset class.

•	U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2015, we had no corporate securities classified as Level 3.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

•	Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2.

•	Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. In this event, securities are classified within Level 3. As at September 30, 2015, we had no residential or commercial mortgage-backed securities classified as Level 3.

Equities

Our investments in equities are predominantly traded on the major exchanges and are primarily managed by our external advisor. We use Interactive Data Corporation, an internationally recognized pricing service, to estimate the fair value of our equities. Our equities are widely diversified and there is no significant concentration in any specific industry.

We have categorized all of our investments in equities other than preferred stock as Level 1 investments because the fair values of these investments are based on quoted prices in active markets for identical assets or liabilities. The fair value estimates of our investments in preferred stock are based on observable market data and, as a result, have been categorized as Level 2.

Other investments, at fair value

We have ongoing due diligence processes with respect to the other investments in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment. As at September 30, 2015, there were no material adjustments made to the reported net asset value.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

For our investments in private equities and private equity funds, we measure fair value by obtaining the most recently provided capital statement from the external fund manager or third-party administrator. The capital statements calculate the net asset value on a fair value basis. Where we can identify publicly-traded companies held within a fund, we adjust the reported net asset value based on the latest share price as of our reporting date. We have classified our investments in private equities and private equity funds as Level 3.

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

The real estate debt fund in which we invest has been valued based on the most recent published net asset value. This investment has been classified as Level 3.

We measure the fair value of our direct investment in CLO equities based on valuations provided by our external CLO equity manager. If the investment does not involve an external CLO equity manager, the fair value of the investment is valued based on valuations provided by the broker or lead underwriter of the investment (the “broker”). Our CLO equity investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.

In providing valuations, the CLO equity manager and brokers use observable and unobservable inputs. Of the significant unobservable market inputs used, the default and loss severity rates involve the most judgment and create the most sensitivity. A significant increase (or decrease) in either of these significant inputs in isolation would result in lower (or higher) fair value estimates for direct investments in CLO equities and, in general, a change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less judgmental inputs because they are based on the historical average of actual spreads and the weighted average life of the current underlying portfolios, respectively. A significant increase (or decrease) in either of these significant inputs in isolation would result in higher (or lower) fair value estimates for direct investments in CLO equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.

On a quarterly basis, we receive the valuation from the external CLO manager and brokers and then review the underlying cash flows and key assumptions used by the manager/broker. We review and update the significant unobservable inputs based on information obtained from secondary markets. These inputs are our responsibility and we assess the reasonableness of the inputs (and if necessary, update the inputs) through communicating with industry participants, monitoring of the transactions in which we participate (for example, to evaluate default and loss severity rate trends), and reviewing market conditions, historical results, and emerging trends that may impact future cash flows.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

If valuations from the external CLO equity manager or brokers were not available, we use an income approach based on certain observable and unobservable inputs to value these investments. An income approach is also used to corroborate the reasonableness of the valuations provided by the external manager and brokers. Where an income approach is followed, the valuation is based on available trade information, such as expected cash flows and market assumptions on default and loss severity rates. Other inputs used in the valuation process include asset spreads, loan prepayment speeds, collateral spreads and estimated maturity dates.

For our investments in the CLO equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager. We use an income approach to corroborate the reasonableness of reported net asset value. The CLO equity funds have been classified as Level 3 due to a lack of observable and relevant trades in secondary markets.

Our remaining other investments have been valued based on the latest available capital statements, and have all been classified as Level 3.

Changes in Leveling of Financial Instruments

During the nine months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers between Levels 1 and 2, or between Levels 2 and 3. Transfers into or out of Level 3 are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. Transfers are based on the evidence available to corroborate significant inputs with market observable information.

The following table presents a reconciliation of the beginning and ending balances for our investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015				Three months ended September 30, 2014
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$—	$463,905	$—	$463,905	$610	$328,164	$4,875	$333,649
Purchases	—	56,839	—	56,839	—	64,923	—	64,923
Sales	—	(21,488)	—	(21,488)	—	(20,015)	—	(20,015)
Net realized and unrealized gains	—	17,241	—	17,241	4	2,092	—	2,096
Net transfers into (out of) Level 3	—	—	—	—	—	—	—	—

Ending fair value	$—	$516,497	$—	$516,497	$614	$375,164	$4,875	$380,653

Net realized and unrealized gains related to Level 3 assets in the table above are included in Net realized and unrealized (losses) gains in our unaudited condensed consolidated statements of earnings.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

The following table presents a reconciliation of the beginning and ending balances for our investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$600	$349,790	$4,850	$355,240	$609	$265,569	$4,725	$270,903
Purchases	—	193,224	—	193,224	—	116,676	—	116,676
Sales	(600)	(63,903)	(5,000)	(69,503)	—	(30,707)	—	(30,707)
Net realized and unrealized gains	—	37,386	150	37,536	5	23,626	150	23,781
Net transfers into (out of) Level 3	—	—	—	—	—	—	—	—

Ending fair value	$—	$516,497	$—	$516,497	$614	$375,164	$4,875	$380,653

Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized (losses) gains in our unaudited condensed consolidated statements of earnings.

Disclosure of Fair Values for Financial Instruments Carried at Cost

The following tables present our fair value hierarchy for those assets carried at cost or amortized cost in the consolidated balance sheet but for which disclosure of the fair value is required as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$19,719	$—	$19,719	$19,873
Non-U.S. government	—	37,651	—	37,651	38,130
Corporate	—	733,501	—	733,501	740,567
Other investments:
Life settlements	—	—	150,140	150,140	136,069

Total	$—	$790,871	$150,140	$941,011	$934,639

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$20,559	$—	$20,559	$20,257
Non-U.S. government	—	38,689	—	38,689	38,613
Corporate	—	767,124	—	767,124	754,363

Total	$—	$826,372	$—	$826,372	$813,233

The fair value of investments in life settlement contracts, in the tables above, is determined using a discounted cash flow methodology that utilizes market assumptions for longevity as well as market yields based on reported transactions. Due to the individual life nature of each investment in life settlement contracts and the illiquidity of the existing market, significant inputs to the fair value are unobservable.

Disclosure of fair value of amounts relating to insurance contracts is not required. Our remaining assets and liabilities were generally carried at cost or amortized cost, which approximates fair value as of September 30, 2015 and December 31, 2014. The fair value measurements were based on observable inputs and therefore would be considered to be Level 1 or Level 2.

Net Realized and Unrealized (Losses) Gains

Components of net realized and unrealized (losses) gains for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains on available-for-sale securities	$126	$—	$279	$185
Gross realized losses on available-for-sale securities	(99)	(87)	(108)	(138)
Net realized (losses) gains on trading securities	(1,248)	4,141	18,390	22,068
Net unrealized (losses) gains on trading securities	(8,871)	(14,141)	(31,500)	6,394
Net realized and unrealized (losses) gains on other investments	(5,038)	(8,249)	29,580	26,139

Net realized and unrealized (losses) gains	$(15,130)	$(18,336)	$16,641	$54,648

The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $15.4 million and $113.1 million for the three and nine month periods ended September 30, 2015, and from sales of $19.3 million and $98.3 million for the three and nine month periods ended September 30, 2014, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INVESTMENTS—(Continued)

Net Investment Income

Major categories of net investment income are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest from fixed maturity investments	$44,438	$40,184	$124,756	$114,034
Interest from cash and cash equivalents and short-term investments	1,181	1,575	5,287	5,000
Net amortization of bond premiums and discounts	(13,260)	(14,344)	(38,778)	(42,488)
Dividends from equities	1,407	1,040	4,403	4,070
Other investments	3,451	(152)	7,891	588
Interest on other receivables	(1,337)	(193)	(698)	689
Other income	2,883	2,278	17,500	9,464
Net income from investments in life settlements	7,360	—	9,319	—
Interest on deposits held with clients	33	340	652	1,362
Policy loan interest	320	296	885	911
Investment expenses	(3,307)	(3,040)	(7,662)	(7,649)

	$43,169	$27,984	$123,555	$85,981

Other income of $17.5 million for the nine months ended September 30, 2015 is primarily comprised of gains on acquired insolvent debts.

Restricted Assets

We are required to maintain investments and cash and cash equivalents on deposit with various regulatory authorities to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $484.3 million, as of September 30, 2015 was as follows:

September 30, 2015
Collateral in trust for third party agreements	$3,036,252
Assets on deposit with regulatory authorities	1,076,492
Collateral for secured letter of credit facility	252,328

$4,365,072

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE

	September 30, 2015					December 31, 2014
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$658,816	$7,018	$179,405	$21,771	$867,010	$568,386	$9,582	$181,067	$25,125	$784,160
Losses incurred but not reported	526,430	17,140	88,471	309	632,350	278,696	14,565	154,850	467	448,578
Fair value adjustments	(21,923)	3,174	(8,678)	—	(27,427)	(46,373)	4,131	(10,708)	—	(52,950)

Total reinsurance reserves recoverable	1,163,323	27,332	259,198	22,080	1,471,933	800,709	28,278	325,209	25,592	1,179,788
Paid losses recoverable	70,862	117	27,962	686	99,627	129,750	1,289	19,845	883	151,767

	$1,234,185	$27,449	$287,160	$22,766	$1,571,560	$930,459	$29,567	$345,054	$26,475	$1,331,555

Our insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.

On an annual basis, both Atrium Underwriting Group Limited and its subsidiaries (“Atrium”) and StarStone purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of StarStone’s total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

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

As of September 30, 2015 and December 31, 2014, we had reinsurance balances recoverable of approximately $1.6 billion and $1.3 billion, respectively. The increase of $240.0 million in reinsurance balances recoverable was primarily a result of the Sussex acquisition, partially offset by commutations and cash collections made during the nine months ended September 30, 2015 in our non-life run-off and StarStone segments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. REINSURANCE BALANCES RECOVERABLE—(Continued)

Top Ten Reinsurers

	As at September 30, 2015						As at December 31, 2014
	Reinsurance Balances Recoverable						Reinsurance Balances Recoverable
	Non-life run-off	Atrium	StarStone	Life and annuities	Total	% of Total	Non-life run-off	Atrium	StarStone	Life and annuities	Total	% of Total
Top ten reinsurers	$833,793	$21,869	$127,672	$13,687	$997,021	63.4%	$667,325	$23,635	$158,117	$15,089	$864,166	64.9%
Other reinsurers > $1 million	384,519	4,979	154,873	8,677	553,048	35.2%	256,929	4,917	181,196	10,692	453,734	34.1%
Other reinsurers < $1 million	15,873	601	4,615	402	21,491	1.4%	6,205	1,015	5,741	694	13,655	1.0%

Total	$1,234,185	$27,449	$287,160	$22,766	$1,571,560	100.0%	$930,459	$29,567	$345,054	$26,475	$1,331,555	100.0%

The top ten reinsurers, as at September 30, 2015 and December 31, 2014, were all rated A- or better, with the exception of three non-rated reinsurers from which $390.4 million was recoverable (December 31, 2014: $175.2 million related to one reinsurer). For the three non-rated reinsurers, we hold security in the form of pledged assets in trust or letters of credit issued to us. As at September 30, 2015, reinsurance balances recoverable of $167.7 million related to Lloyd’s of London syndicates which represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated ‘A+’ by Standard & Poor’s and ‘A’ by A.M. Best. At December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two reinsurers which represented 10% or more of total reinsurance balances recoverable.

Provisions for Uncollectible Reinsurance Balances Recoverable

The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable (“provisions for bad debt”) as at September 30, 2015 and December 31, 2014. The provisions for bad debt all relate to the non-life run-off segment.

	As at September 30, 2015				As at December 31, 2014
	Reinsurance Balances Recoverable				Reinsurance Balances Recoverable
	Gross	Provisions for Bad Debt	Net	Provision as a % of Gross	Gross	Provisions for Bad Debt	Net	Provision as a % of Gross
Reinsurers rated A- or above	$1,116,398	$53,538	$1,062,860	4.8%	$1,126,944	$80,995	$1,045,949	7.2%
Reinsurers rated below A-, secured	451,288	—	451,288	0.0%	204,544	—	204,544	0.0%
Reinsurers rated below A-, unsecured	253,776	196,364	57,412	77.4%	289,976	208,914	81,062	72.0%

Total	$1,821,462	$249,902	$1,571,560	13.7%	$1,621,464	$289,909	$1,331,555	17.9%

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table provides our losses and loss adjustment expense liabilities by segment as at September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding	$2,915,660	$67,680	$433,749	$3,417,089	$2,202,187	$73,803	$387,171	$2,663,161
Incurred but not reported	2,173,892	115,700	443,816	2,733,408	1,406,420	113,149	477,264	1,996,833
Fair value adjustment	(150,180)	21,023	(2,134)	(131,291)	(173,597)	25,659	(2,635)	(150,573)

Total	$4,939,372	$204,403	$875,431	$6,019,206	$3,435,010	$212,611	$861,800	$4,509,421

The increase in our liability for losses and LAE between December 31, 2014 and September 30, 2015 was primarily attributable to our acquisition of Sussex and the completion of the Sun Life and Voya transactions.

Refer to Note 8 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information on establishing the liability for losses and LAE.

The net incurred losses and LAE in our segments for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015				2014
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$143,012	$12,459	$63,661	$219,132	$127,908	$15,800	$62,083	$205,791
Net change in case and LAE reserves	(99,186)	(1,712)	14,547	(86,351)	(107,780)	(177)	(22,858)	(130,815)
Net change in IBNR reserves	(99,242)	353	18,121	(80,768)	(98,664)	(135)	39,013	(59,786)

(Reduction) increase in estimates of net ultimate losses	(55,416)	11,100	96,329	52,013	(78,536)	15,488	78,238	15,190
Reduction in provisions for bad debt	(3,632)	—	—	(3,632)	(5,019)	—	—	(5,019)
(Reduction) increase in provisions for unallocated LAE	(20,269)	1	555	(19,713)	(13,317)	53	977	(12,287)
Amortization of fair value adjustments	4,184	—	(493)	3,691	19,649	—	—	19,649

Net incurred losses and LAE	$(75,133)	$11,101	$96,391	$32,359	$(77,223)	$15,541	$79,215	$17,533

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

	Nine Months Ended September 30,
	2015				2014
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$372,712	$36,491	$155,224	$564,427	$332,169	$40,643	$76,331	$449,143
Net change in case and LAE reserves	(210,516)	(2,595)	59,490	(153,621)	(248,599)	2,839	19,406	(226,354)
Net change in IBNR reserves	(212,477)	1,729	38,170	(172,578)	(190,742)	5,663	62,740	(122,339)

(Reduction) increase in estimates of net ultimate losses	(50,281)	35,625	252,884	238,228	(107,172)	49,145	158,477	100,450
Paid loss recoveries on bad debt provisions	—	—	—	—	(11,206)	—	—	(11,206)
Reduction in provisions for bad debt	(24,071)	—	—	(24,071)	(5,019)	—	—	(5,019)
(Reduction) increase in provisions for unallocated LAE	(41,955)	(69)	2,266	(39,758)	(39,549)	138	978	(38,433)
Amortization of fair value adjustments	(796)	(3,678)	(1,530)	(6,004)	19,340	—	100	19,440

Net incurred losses and LAE	$(117,103)	$31,878	$253,620	$168,395	$(143,606)	$49,283	$159,555	$65,232

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

Non-Life Run-off Segment

The table below provides a reconciliation of the beginning and ending liability for losses and LAE in the Non-Life Run-off segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance as at beginning of period	$5,064,137	$4,031,262	$3,435,010	$4,004,513
Less: total reinsurance reserves recoverable	1,178,053	935,319	800,709	1,121,533
Less: total deferred charge on retroactive reinsurance	265,426	—	—	—

	3,620,658	3,095,943	2,634,301	2,882,980
Net incurred losses and LAE:
Current period	10,565	8,841	53,838	20,482
Prior periods	(85,698)	(86,064)	(170,941)	(164,088)

Total net incurred losses and LAE	(75,133)	(77,223)	(117,103)	(143,606)

Net losses paid:
Current period	(4,558)	(3,081)	(18,563)	(3,873)
Prior periods	(138,454)	(124,827)	(354,149)	(317,090)

Total net losses paid	(143,012)	(127,908)	(372,712)	(320,963)

Effect of exchange rate movement	(12,344)	(36,838)	(24,706)	(29,832)
Acquired on purchase of subsidiaries	1,593	—	776,351	436,765
Assumed business	116,810	—	612,441	28,630

Net balance as at September 30	3,508,572	2,853,974	3,508,572	2,853,974
Plus: total reinsurance reserves recoverable	1,163,323	896,865	1,163,323	896,865
Plus: total deferred charge on retroactive reinsurance	267,477	—	267,477	—

Balance as at September 30	$4,939,372	$3,750,839	$4,939,372	$3,750,839

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net incurred losses and LAE in the Non-Life Run-off segment for the three months ended September 30, 2015 and 2014 were as follows:

	Non-Life Run-off
	Three Months Ended September 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$138,454	$4,558	$143,012	$124,827	$3,081	$127,908
Net change in case and LAE reserves	(101,820)	2,634	(99,186)	(108,933)	1,153	(107,780)
Net change in IBNR reserves	(102,615)	3,373	(99,242)	(103,271)	4,607	(98,664)

(Reduction) increase in estimates of net ultimate losses	(65,981)	10,565	(55,416)	(87,377)	8,841	(78,536)
Reduction in provisions for bad debt	(3,632)	—	(3,632)	(5,019)	—	(5,019)
Reduction in provisions for unallocated LAE	(20,269)	—	(20,269)	(13,317)	—	(13,317)
Amortization of fair value adjustments	4,184	—	4,184	19,649	—	19,649

Net incurred losses and LAE	$(85,698)	$10,565	$(75,133)	$(86,064)	$8,841	$(77,223)

Net change in case and LAE reserves comprises the movement during the period in specific case reserves as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in incurred but not reported (“IBNR”) reserves represents the change in our actuarial estimates of gross IBNR, less amounts recoverable.

Three Months Ended September 30, 2015

The net reduction in incurred losses and LAE for the three months ended September 30, 2015 of $75.1 million included net incurred losses and LAE of $10.6 million related to current period earned premium of $16.8 million primarily for the portion of the run-off business acquired with Sussex. The net incurred losses and LAE relating to prior periods were reduced by $85.7 million, due to a reduction in our estimates of net ultimate losses of $66.0 million, a reduction in our provisions for bad debt of $3.6 million and a reduction in our provisions for unallocated LAE of $20.3 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.2 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The reduction in estimates of net ultimate losses relating to prior periods of $66.0 million was primarily related to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $18.6 million;

(ii)	an aggregate reduction in IBNR reserves of $14.1 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures in eleven of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2015, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	net favorable claims settlements during the three months ended September 30, 2015 resulting in a reduction in estimates of net ultimate losses of $33.3 million.

The reduction in provisions for bad debt of $3.6 million for the three months ended September 30, 2015 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Three Months Ended September 30, 2014

The net reduction in incurred losses and LAE for the three months ended September 30, 2014 of $77.2 million included net incurred losses and LAE of $8.8 million related to current period earned premium of $13.9 million primarily for the portion of the run-off business acquired with StarStone. The net incurred losses and LAE relating to prior periods were reduced by $86.1 million, due to a reduction in estimates of net ultimate losses of $87.4 million, a reduction in our provisions for bad debt of $5.0 million and a reduction in our provisions for unallocated LAE of $13.3 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.6 million.

The reduction in our estimates of net ultimate losses relating to prior periods of $87.4 million was primarily related to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $12.3 million;

(ii)

an aggregate reduction in IBNR reserves of $36.3 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures in thirteen of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of 6 commutations of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.0 million for the three months ended September 30, 2014 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

The net incurred losses and LAE in the Non-Life Run-off segment for the nine months ended September 30, 2015 and 2014 were as follows:

	Non-Life Run-off
	Nine Months Ended September 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$354,149	$18,563	$372,712	$328,296	$3,873	$332,169
Net change in case and LAE reserves	(220,633)	10,117	(210,516)	(250,778)	2,179	(248,599)
Net change in IBNR reserves	(237,635)	25,158	(212,477)	(205,172)	14,430	(190,742)

(Reduction) increase in estimates of net ultimate losses	(104,119)	53,838	(50,281)	(127,654)	20,482	(107,172)
Reduction in provisions for bad debt	(24,071)	—	(24,071)	(16,225)	—	(16,225)
Reduction in provisions for unallocated LAE	(41,955)	—	(41,955)	(39,549)	—	(39,549)
Amortization of fair value adjustments	(796)	—	(796)	19,340	—	19,340

Net incurred losses and LAE	$(170,941)	$53,838	$(117,103)	$(164,088)	$20,482	$(143,606)

Nine Months Ended September 30, 2015

The net reduction in incurred losses and LAE for the nine months ended September 30, 2015 of $117.1 million included net incurred losses and LAE of $53.8 million related to current period earned premium of $49.8 million primarily related to the portion of the run-off business acquired with Sussex. The net incurred losses and LAE relating to prior periods were reduced by $170.9 million, due to a reduction in estimates of net ultimate losses of $104.1 million, a reduction in our provisions for bad debt of $24.1 million, a reduction in our provisions for unallocated LAE of $42.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.8 million.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The reduction in estimates of net ultimate losses relating to prior periods of $104.1 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $25.0 million;

(ii)	a reduction in IBNR reserves of $33.4 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and LAE relating to non-commuted exposures in twelve of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	net favorable claims settlements during the nine months ended September 30, 2015 resulting in a reduction in estimates of net ultimate losses of approximately $45.7 million.

The reduction in provisions for bad debt of $24.1 million for the nine months ended September 30, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Nine Months Ended September 30, 2014

The net reduction in incurred losses and LAE for the nine months ended September 30, 2014 of $143.6 million included net incurred losses and LAE of $20.5 million related to current period earned premium of $33.5 million primarily for the portion of the run-off business acquired with StarStone. Net incurred losses and LAE relating to prior periods were reduced by $164.1 million, due to a reduction in estimates of net ultimate losses of $127.7 million, a reduction in our provisions for bad debt of $16.2 million and a reduction in our provisions for unallocated LAE of $39.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.3 million.

The reduction in estimates of net ultimate losses relating to prior periods of $127.7 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $25.9 million;

(ii)	a reduction in IBNR reserves of $46.3 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures in fourteen of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts;

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

Atrium Segment

The tables below provide a reconciliation of the beginning and ending reserves for losses and LAE in the Atrium segment for the three and nine months ended September 30, 2015 and 2014:

	Atrium
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance as at beginning of period	$205,499	$226,920	$212,611	$215,392
Less: total reinsurance reserves recoverable	26,011	26,993	28,278	25,055

	179,488	199,927	184,333	190,337
Net incurred losses and LAE:
Current period	16,416	19,348	48,788	59,566
Prior periods	(5,315)	(3,807)	(16,910)	(10,283)

Total net incurred losses and LAE	11,101	15,541	31,878	49,283

Net losses paid:
Current period	(6,065)	(8,914)	(13,473)	(18,730)
Prior periods	(6,394)	(6,886)	(23,018)	(21,913)

Total net losses paid	(12,459)	(15,800)	(36,491)	(40,643)
Effect of exchange rate movement	(1,059)	(2,786)	(2,649)	(2,095)

Net balance as at September 30	177,071	196,882	177,071	196,882
Plus: total reinsurance reserves recoverable	27,332	29,778	27,332	29,778

Balance as at September 30	$204,403	$226,660	$204,403	$226,660

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net incurred losses and LAE in the Atrium segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Atrium
	Three Months Ended September 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$6,394	$6,065	$12,459	$6,886	$8,914	$15,800
Net change in case and LAE reserves	(4,251)	2,539	(1,712)	(5,128)	4,951	(177)
Net change in IBNR reserves	(7,342)	7,695	353	(5,486)	5,351	(135)

(Reduction) increase in estimates of net ultimate losses	(5,199)	16,299	11,100	(3,728)	19,216	15,488

(Reduction) increase in provisions for unallocated LAE	(116)	117	1	(79)	132	53

Net incurred losses and LAE	$(5,315)	$16,416	$11,101	$(3,807)	$19,348	$15,541

	Atrium
	Nine Months Ended September 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$23,018	$13,473	$36,491	$21,913	$18,730	$40,643
Net change in case and LAE reserves	(11,908)	9,313	(2,595)	(12,970)	15,809	2,839
Net change in IBNR reserves	(23,895)	25,624	1,729	(18,906)	24,569	5,663

(Reduction) increase in estimates of net ultimate losses	(12,785)	48,410	35,625	(9,963)	59,108	49,145

(Reduction) increase in provisions for unallocated LAE	(447)	378	(69)	(320)	458	138
Amortization of fair value adjustments	(3,678)	—	(3,678)	—	—	—

Net incurred losses and LAE	$(16,910)	$48,788	$31,878	$(10,283)	$59,566	$49,283

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

StarStone Segment

The tables below provide a reconciliation of the beginning and ending reserves for losses and LAE in the StarStone segment for the three and nine months ended September 30, 2015 and 2014:

	StarStone
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014(1)
Balance as at beginning of period	$873,835	$866,809	$861,800	$—
Less: total reinsurance reserves recoverable	287,049	336,150	325,209	—

	586,786	530,659	536,591	—
Net incurred losses and LAE:
Current period	96,360	84,580	255,062	164,920
Prior periods	31	(5,365)	(1,442)	(5,365)

Total net incurred losses and LAE	96,391	79,215	253,620	159,555

Net losses paid:
Current period	(25,358)	(22,787)	(36,599)	(25,637)
Prior periods	(38,303)	(39,296)	(118,624)	(50,694)

Total net losses paid	(63,661)	(62,083)	(155,223)	(76,331)
Effect of exchange rate movement	(3,285)	(5,243)	(18,756)	(5,358)
Acquired on purchase of subsidiaries	—	—	—	464,682

Net balance as at September 30	616,232	542,548	616,232	542,548
Plus: total reinsurance reserves recoverable	259,199	331,864	259,199	331,864

Balance as at September 30	$875,431	$874,412	$875,431	$874,412

(1)	We began reporting with respect to the StarStone segment following the acquisition of StarStone in the second quarter of 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOSSES AND LOSS ADJUSTMENT EXPENSES—(Continued)

The net incurred losses and LAE in the StarStone segment for the three and nine months ended September 30, 2015 and 2014 were as follows:

	StarStone
	Three Months Ended September 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$38,303	$25,358	$63,661	$39,296	$22,787	$62,083
Net change in case and LAE reserves	(4,188)	18,735	14,547	(14,819)	(8,039)	(22,858)
Net change in IBNR reserves	(34,054)	52,175	18,121	(29,117)	68,130	39,013

Increase (reduction) in estimates of net ultimate losses	61	96,268	96,329	(4,640)	82,878	78,238
Increase (reduction) in provisions for unallocated LAE	463	92	555	(725)	1,702	977
Amortization of fair value adjustments	(493)	—	(493)	—	—	—

Net incurred losses and LAE	$31	$96,360	$96,391	$(5,365)	$84,580	$79,215

	StarStone
	Nine Months Ended September 30,
	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$118,625	$36,599	$155,224	$50,694	$25,637	$76,331
Net change in case and LAE reserves	(8,122)	67,612	59,490	19,595	(189)	19,406
Net change in IBNR reserves	(110,315)	148,486	38,170	(74,929)	137,669	62,740

Increase (reduction) in estimates of net ultimate losses	187	252,697	252,884	(4,640)	163,117	158,477
(Reduction) increase in provisions for unallocated LAE	(99)	2,365	2,266	(725)	1,703	978
Amortization of fair value adjustments	(1,530)	—	(1,530)	—	100	100

Net incurred losses and LAE	$(1,442)	$255,062	$253,620	$(5,365)	$164,920	$159,555

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS

Policy benefits for life and annuity contracts as at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Life	$327,083	$344,215
Annuities	924,666	938,121

	1,251,749	1,282,336
Fair value adjustments	(55,406)	(61,472)

	$1,196,343	$1,220,864

Refer to Note 9 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information on establishing policy benefit reserves.

8. PREMIUMS WRITTEN AND EARNED

The following tables provide a summary of net premiums written and earned in our non-life run-off, Atrium, StarStone and life and annuities segments for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life run-off
Gross	$6,874	$31,257	$8,308	$18,364	$31,788	$109,414	$16,347	$43,539
Ceded	(3,064)	(17,223)	(2,012)	(4,490)	(42,931)	(59,590)	(3,191)	(10,054)

Net	$3,810	$14,034	$6,296	$13,874	$(11,143)	$49,824	$13,156	$33,485

Atrium
Gross	$31,348	$36,083	$34,081	$38,800	$116,047	$112,150	$121,515	$115,099
Ceded	(2,888)	(3,052)	(3,899)	(3,950)	(11,409)	(11,290)	(13,619)	(13,613)

Net	$28,460	$33,031	$30,182	$34,850	$104,638	$100,860	$107,896	$101,486

StarStone
Gross	$173,424	$205,361	$157,655	$176,978	$605,178	$569,856	$328,301	$362,731
Ceded	(35,139)	(42,828)	(43,776)	(56,749)	(160,705)	(146,005)	(83,981)	(104,263)

Net	$138,285	$162,533	$113,879	$120,229	$444,473	$423,851	$244,320	$258,468

Life and annuities
Life	$21,365	$21,453	$26,701	$27,034	$67,020	$67,445	$79,885	$81,122

Total	$191,920	$231,051	$177,058	$195,987	$604,988	$641,980	$445,257	$474,561

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE

The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and deferred charge during the nine months ended September 30, 2015:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charge
Balance as at December 31, 2014	$73,071	$41,048	$87,031	$201,150	$159,095	$—
Acquired during the period	—	—	—	—	(2,759)	271,176
Intangible assets amortization	—	(8,398)	—	(8,398)	2,934	(3,699)

Balance as at September 30, 2015	$73,071	$32,650	$87,031	$192,752	$159,270	$267,477

Refer to Note 11 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information on intangible assets with a definite and an indefinite life. Refer to Note 1—“Significant Accounting Policies—(b) Retroactive reinsurance” above for more information on the deferred charge.

Intangible asset amortization for the three and nine month periods ended September 30, 2015 was $11.4 million and $9.2 million, respectively, as compared to $24.1 million and $30.7 million for the comparative periods in 2014.

For the three and nine months ended September 30, 2015 we recognized an impairment charge of $4.0 million related to the Torus brand in relation to the StarStone rebranding exercise.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE—(Continued)

The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and deferred charge at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and loss adjustment expenses	$429,063	$(297,772)	$131,291	$449,986	$(299,413)	$150,573
Reinsurance balances recoverable	(175,453)	148,026	(27,427)	(193,617)	140,667	(52,950)
Policy benefits for life and annuity contracts	86,332	(30,926)	55,406	86,332	(24,860)	61,472

	$339,942	$(180,672)	$159,270	$342,701	$(183,606)	$159,095

Other:
Distribution channel	$20,000	$(2,444)	$17,556	$20,000	$(1,444)	$18,556
Technology	15,000	(5,623)	9,377	15,000	(3,125)	11,875
Brand	12,000	(6,283)	5,717	12,000	(1,383)	10,617

	$47,000	$(14,350)	$32,650	$47,000	$(5,952)	$41,048

Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100

	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charge on retroactive reinsurance	$271,176	$(3,699)	$267,477	$—	$—	$—

As at September 30, 2015 and December 31, 2014, the allocation of the goodwill to our non-life run-off, Atrium and StarStone segments was $21.2 million, $38.9 million and $13.0 million, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. LOANS PAYABLE

We utilize debt facilities primarily for permitted acquisitions and, from time to time, for general corporate purposes. Under these facilities, loans payable as of September 30, 2015 and December 31, 2014 were as follows:

Facility	Origination Date	Term	September 30, 2015	December 31, 2014
EGL Revolving Credit Facility	September 16, 2014	5 Years	$624,750	$319,550
Sussex Facility	December 24, 2014	4 Years	104,000	—

Total long-term bank debt			728,750	319,550
Accrued interest			1,970	491

Total loans payable			$730,720	$320,041

On February 27, 2015, the EGL Revolving Credit Facility was amended and restated primarily in order to: (1) increase the size of the facility from $500 million to $665 million; (2) add Lloyd’s Bank plc as a new lender within the facility, and (3) reallocate the amounts provided by each of the four lenders under the facility such that each lender agreed to provide an equal amount of $166.25 million, on and subject to the terms of the restated facility agreement. We utilized an additional $224.7 million under the facility during the year primarily for the acquisition of the life settlements from Wilton Re, the Voya transaction, and also to capitalize a newly-formed wholly-owned reinsurance company in Bermuda. As of September 30, 2015, there was $40.3 million of available unutilized capacity under this facility. Subsequent to September 30, 2015 we repaid $139.0 million of the outstanding principal on the facility, which increased our current available unutilized capacity to $179.3 million.

On December 24, 2014, we entered into the Sussex Facility with National Australia Bank Limited and Barclays Bank plc. This facility was fully utilized to borrow $109.0 million to fund 50% of the acquisition of Sussex which was completed on January 27, 2015. A repayment of $5.0 million was made on May 5, 2015.

As of September 30, 2015, all of the covenants relating to the EGL Revolving Credit Facility and the Sussex Facility were met.

11. NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest

Refer to Note 13 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 for more information on redeemable noncontrolling interest (“RNCI”).

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. NONCONTROLLING INTERESTS—(Continued)

The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI:

	September 30, 2015	December 31, 2014
Balance as at beginning of period	$374,619	$100,859
Capital contributions	15,728	272,722
Dividends paid	(16,128)	—
Net earnings attributable to RNCI	9,575	4,059
Accumulated other comprehensive income attributable to RNCI	(480)	(1,993)
Transfer of net loss from noncontrolling interest	—	(1,028)

Balance as at end of period	$383,314	$374,619

Refer to Note 15 “Related Party Transactions” Stone Point Capital LLC for additional information regarding RNCI.

Noncontrolling Interest

On June 30, 2015, we entered into a Sale and Purchase Agreement with J.C. Flowers II L.P., J.C. Flowers II-A L.P., J.C. Flowers II-B, L.P. and Financial Service Opportunities L.P., (collectively, the “JCF II Funds”), pursuant to which we purchased all of the non-voting preference shares of Cumberland Holdings Ltd. and Courtenay Holdings Ltd., which represent all of the noncontrolling interest owned directly by the JCF II Funds in our subsidiaries, for an aggregate price of $140.0 million. Immediately prior to the repurchase, the book value of the JCF II Funds’ noncontrolling interest was $182.8 million. The transaction closed on September 30, 2015.

On September 3, 2015, we entered into a Sale and Purchase Agreement with Shinsei Bank, Limited (“Shinsei”), pursuant to which we purchased all of the Class B shares of Comox Holdings Ltd., which represents all of the noncontrolling interest owned directly by Shinsei in our subsidiaries, for an aggregate price of $10.4 million. Immediately prior to the repurchase, the book value of Shinsei’s noncontrolling interest was $12.5 million. The transaction closed on September 8, 2015.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$49,042	$26,429	$108,434	$107,809
Weighted average ordinary shares outstanding—basic	19,256,184	19,198,475	19,248,737	18,142,531

Net earnings per ordinary share attributable to Enstar Group Limited—basic	$2.55	$1.38	$5.63	$5.94

Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$49,042	$26,429	$108,434	$107,809
Weighted average ordinary shares outstanding—basic	19,256,184	19,198,475	19,248,737	18,142,531
Share equivalents:
Unvested shares	51,253	56,455	49,863	47,955
Restricted share units	13,321	10,671	12,466	17,527
Preferred shares	—	—	—	183,081
Warrants	87,869	65,789	76,219	54,791

Weighted average ordinary shares outstanding—diluted	19,408,627	19,331,390	19,387,285	18,445,885

Net earnings per ordinary share attributable to Enstar Group Limited—diluted	$2.53	$1.37	$5.59	$5.84

13. EMPLOYEE BENEFITS

We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pensions. These are described in Note 16 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Share-based compensation expense for the three and nine months ended September 30, 2015 was $2.1 million and $10.6 million, respectively, as compared to $3.5 million and $6.4 million for the comparative periods in 2014.

Employee share purchase plan expense for each of the three and nine months ended September 30, 2015 and 2014, was less than $0.1 million and $0.2 million, respectively.

Annual incentive compensation program expense for the three and nine months ended September 30, 2015 was $6.5 million and $13.5 million, respectively, as compared to $4.4 million and $18.8 million for the comparative periods in 2014.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE BENEFITS—(Continued)

Pension expense for the three and nine months ended September 30, 2015 was $2.5 million and $7.7 million, respectively, as compared to $2.9 million and $8.5 million for the comparative periods in 2014.

14. TAXATION

We use the estimated annual effective tax rate method for computing our interim tax provision. This method applies our best estimate of the effective tax rate expected for the full year to our year-to-date earnings before income taxes. We provide for income tax expense or benefit based upon our pre-tax earnings and the provisions of currently enacted tax laws. Discrete tax adjustments are recorded in the quarter in which the event occurs.

The following table presents our earnings before income taxes by jurisdiction:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic (Bermuda)	$3,141	$(22,740)	$(3,663)	$11,238
Foreign	55,122	49,597	150,185	119,068

Total	$58,263	$26,857	$146,522	$130,306

The following table presents our current and deferred income tax expense (benefit) by jurisdiction:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current:
Domestic (Bermuda)	$—	$—	$—	$—
Foreign	10,855	6,540	33,590	26,522

	10,855	6,540	33,590	26,522

Deferred:
Domestic (Bermuda)	—	—	—	—
Foreign	1,407	(880)	(4,768)	(5,134)

	1,407	(880)	(4,768)	(5,134)

Total tax expense	$12,262	$5,660	$28,822	$21,388

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. TAXATION—(Continued)

The actual income tax rate differs from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings before income tax	$58,263	$26,857	$146,522	$130,306

Expected tax rate	0.0%	0.0%	0.0%	0.0%
Foreign taxes at local expected rates	21.3%	19.3%	19.2%	17.4%
Change in uncertain tax positions	—%	—%	—%	(1.7)%
Change in valuation allowance	(0.5)%	(0.4)%	(2.8)%	—%
Prior year true-up	—%	—%	3.0%	—%
Other	0.2%	2.2%	0.3%	0.7%

Effective tax rate	21.0%	21.1%	19.7%	16.4%

Our effective tax rate is driven by the geographical distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions. Under current Bermuda law, we are exempted from paying any taxes in Bermuda on income or capital gains until March 2035. The local expected rates for foreign taxes, in the table above, were computed as the sum of the calculations of pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable weighted average statutory tax rate.

We have foreign operating subsidiaries and branch operations principally located in the United Kingdom, Australia, the United States and Europe which are subject to federal, foreign, state and local taxes in those jurisdictions. In addition, certain distributions from some foreign sources may be subject to withholding taxes. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.

We have estimated the future taxable income of its foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance.

We had no unrecognized tax benefits relating to uncertain tax positions as at both September 30, 2015 and December 31, 2014.

Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2011, 2011 and 2008, respectively.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS

Stone Point Capital LLC

Following several private transactions occurring from May 2012 to July 2012, Trident acquired 1,350,000 of our Voting Ordinary Shares (which now constitutes approximately 8.4% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to its Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC, the manager of the Trident funds.

In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or its ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of September 30, 2015, we have included $383.3 million (December 31, 2014: $374.6 million) as redeemable noncontrolling interest on its balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of StarStone and the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point Capital employee.

As at September 30, 2015, we have investments in four funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point Capital LLC. The fair value of the investments in the four funds was $260.5 million and $202.6 million as at September 30, 2015 and December 31, 2014, respectively, while the fair value of our investment in the registered investment company was $24.3 million and $25.6 million as at September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015 and 2014, we recognized net losses of $0.7 million and net gains of $2.4 million respectively in net realized and unrealized (losses) gains in respect of these investments.

We also have separate accounts managed by Eagle Point Credit Management, and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.3 million and $0.2 million in management fees for each of the nine months ended September 30, 2015 and 2014, respectively.

During 2015, we received investment-related consulting services from a firm in which Trident V is a minority investor, pursuant to arms-length terms and conditions. We incurred approximately $0.2 million in expenses for these services for the nine months ended September 30, 2015. In addition, we are invested in two funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of our investments in Sound Point Capital funds was $40.9 million and $39.9 million as at September 30, 2015 and December 31, 2014, respectively. For the nine months ended September 30, 2015 and 2014, we have recognized $1.0 million and $0.8 million, respectively, in net realized and unrealized gains in respect of Sound Point Capital investments.

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. RELATED PARTY TRANSACTIONS—(Continued)

We also have separate accounts managed by Sound Point Capital pursuant to an arms-length agreement reflecting customary terms and conditions, with respect to which we incurred approximately $0.1 million and $nil in management fees for the nine months ended September 30, 2015 and 2014, respectively.

Goldman Sachs & Co.

Affiliates of Goldman Sachs own approximately 4.1% of our Voting Ordinary Shares, 100% of our Series C Non-Voting Ordinary Shares, and 100% of the outstanding warrants. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in Enstar. As of September 30, 2015 and December, 31, 2014, we had investments in two funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $39.8 million and $36.3 million, respectively. As of September 30, 2015 and December 31, 2014, we had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited which had a fair value of $37.6 million and $25.1 million respectively. Goldman Sachs affiliates have an approximately 50% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which we have invested. For the nine months ended September 30, 2015 and 2014, we recognized $14.0 million and $1.1 million in net realized and unrealized gains, respectively, in respect of the Goldman Sachs-affiliated investments.

During 2015, a Goldman Sachs affiliate began providing investment management services to one of our subsidiaries pursuant to an arms-length agreement reflecting customary terms and conditions. Our interests are held in accounts managed by affiliates of Goldman Sachs, with respect to which we incurred approximately $0.4 million and $nil in management fees for the nine months ended September 30, 2015 and 2014, respectively.

CPPIB

Canada Pension Plan Investment Board (“CPPIB”), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re (described in Note 2—“Acquisitions”), on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”, and the transaction, the “CPPIB-First Reserve Transaction”). These shares constitute a 9.3% voting interest and a 9.9% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. CPPIB has also signed a definitive agreement to acquire additional voting shares that would increase its ownership in Enstar to a 13.9% voting interest and a 13.8% aggregate economic interest, subject to regulatory approval.

16. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

We believe that there are no significant concentrations of credit risk associated with our cash and cash equivalents, fixed maturity investments, or other investments. Cash, cash equivalents and fixed maturity investments are managed pursuant to guidelines that follow prudent standards of

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS AND CONTINGENCIES—(Continued)

diversification and limit the allowable holdings of a single issue and issuers. Other investments are managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, we manage and monitor risk across a variety of investment funds and vehicles, markets and counterparties. We are also subject to custodial credit risk on our fixed maturity and equity investments, which we manage by diversifying our holdings amongst large financial institutions that are highly regulated.

We have exposure to credit risk on certain of our assets pledged to ceding companies under insurance contracts. In addition, we are potentially exposed should any insurance intermediaries be unable to fulfill their contractual obligations with respect to payments of balances owed to and by us.

Credit risk exists in relation to our reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 5—“Reinsurance Balances Recoverable”.

We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. Government instruments, exceeded 10% of shareholders’ equity as of September 30, 2015.

Unfunded Investment Commitments

As at September 30, 2015, we had original commitments to investment funds of $320.0 million, of which $248.4 million has been funded, and $71.6 million remains outstanding as an unfunded commitment.

Guarantees

As at September 30, 2015 and December 31, 2014, we had, in total, parental guarantees supporting our insurance obligations in the amount of $382.5 million and $238.6 million, respectively.

Acquisitions and Significant New Business

As of September 30, 2015, we had entered into a definitive agreement with respect to the purchase of NSA which is expected to close in the fourth quarter of 2015. The NSA acquisition agreement is described in Note 2—“Acquisitions”.

Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation are included in the liability for losses and LAE in our consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. We do not believe that the resolution of any

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS AND CONTINGENCIES—(Continued)

currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental and other claims.

17. SEGMENT INFORMATION

We monitor and report our results of operations in four segments: Non-Life Run-off, Atrium, StarStone and Life and Annuities. These segments are described in both Note 1 and Note 21 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our total assets by segment were as follows:

	September 30, 2015	December 31, 2014
Total assets:
Non-life run-off	$7,851,758	$5,936,187
Atrium	617,738	598,037
StarStone	2,584,689	2,876,734
Life and annuities	1,547,292	1,344,593
Less:
Eliminations	(547,867)	(818,666)

	$12,053,610	$9,936,885

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

The following tables set forth selected and unaudited condensed consolidated statement of earnings results by segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$14,034	$33,031	$162,533	$21,453	$—	$231,051
Fees and commission income	4,680	7,487	1	—	(3,191)	8,977
Net investment income	23,938	645	2,842	16,147	(403)	43,169
Net realized and unrealized (losses) gains	(12,589)	27	(3,193)	625	—	(15,130)

	30,063	41,190	162,183	38,225	(3,594)	268,067

EXPENSES
Net incurred losses and loss adjustment expenses	(75,133)	11,101	96,391	—	—	32,359
Life and annuity policy benefits	—	—	—	22,989	—	22,989
Acquisition costs	1,267	10,409	32,797	5,333	—	49,806
Salaries and benefits	33,280	4,061	16,572	1,527	—	55,440
General and administrative expenses	23,513	3,167	18,038	3,368	(3,191)	44,895
Interest expense	4,723	228	—	608	(403)	5,156
Net foreign exchange (gains) losses	(3,379)	814	1,626	98	—	(841)

	(15,729)	29,780	165,424	33,923	(3,594)	209,804

EARNINGS (LOSS) BEFORE INCOME TAXES	45,792	11,410	(3,241)	4,302	—	58,263
INCOME TAXES	(8,944)	(1,012)	(533)	(1,773)	—	(12,262)

NET EARNINGS (LOSS)	36,848	10,398	(3,774)	2,529	—	46,001
Less: Net loss (earnings) attributable to noncontrolling interest	5,824	(4,331)	1,548	—	—	3,041

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$42,672	$6,067	$(2,226)	$2,529	$—	$49,042

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

	Nine Months Ended September 30, 2015
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$49,824	$100,860	$423,851	$67,445	$—	$641,980
Fees and commission income	14,409	24,472	15	—	(9,308)	29,588
Net investment income	74,286	1,829	10,397	37,678	(635)	123,555
Net realized and unrealized gains (losses)	17,763	156	(1,846)	568	—	16,641

	156,282	127,317	432,417	105,691	(9,943)	811,764

EXPENSES
Net incurred losses and loss adjustment expenses	(117,103)	31,878	253,620	—	—	168,395
Life and annuity policy benefits	—	—	—	73,926	—	73,926
Acquisition costs	(6,309)	32,116	84,305	11,338	—	121,450
Salaries and benefits	97,485	14,024	50,227	4,167	—	165,903
General and administrative expenses	67,467	11,497	47,487	7,850	(9,308)	124,993
Interest expense	10,069	3,193	—	1,408	(635)	14,035
Net foreign exchange (gains) losses	(2,784)	512	(554)	(634)	—	(3,460)

	48,825	93,220	435,085	98,055	(9,943)	665,242

EARNINGS BEFORE INCOME TAXES	107,457	34,097	(2,668)	7,636	—	146,522
INCOME TAXES	(20,155)	(5,148)	(521)	(2,998)	—	(28,822)

NET EARNINGS (LOSS)	87,302	28,949	(3,189)	4,638	—	117,700
Less: Net losses (earnings) attributable to noncontrolling interest	2,467	(13,041)	1,308	—	—	(9,266)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$89,769	$15,908	$(1,881)	$4,638	$—	$108,434

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

	Three Months Ended September 30, 2014
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$13,874	$34,850	$120,229	$27,034	$—	$195,987
Fees and commission income	7,045	5,340	—	—	(5,584)	6,801
Net investment income	14,968	468	2,930	9,783	(165)	27,984
Net realized and unrealized (losses) gains	(15,556)	133	(2,615)	(298)	—	(18,336)

	20,331	40,791	120,544	36,519	(5,749)	212,436

EXPENSES
Net incurred losses and loss adjustment expenses	(77,223)	15,541	79,215	—	—	17,533
Life and annuity policy benefits	—	—	—	26,549	—	26,549
Acquisition costs	1,898	11,673	18,905	3,785	—	36,261
Salaries and benefits	27,700	5,127	20,189	1,509	—	54,525
General and administrative expenses	20,097	3,868	19,951	2,707	(5,584)	41,039
Interest expense	1,802	1,505	—	165	(165)	3,307
Net foreign exchange losses (gains)	4,394	(338)	3,196	(887)	—	6,365

	(21,332)	37,376	141,456	33,828	(5,749)	185,579

EARNINGS (LOSS) BEFORE INCOME TAXES	41,663	3,415	(20,912)	2,691	—	26,857
INCOME TAXES	(3,966)	(725)	—	(969)	—	(5,660)

NET EARNINGS (LOSS)	37,697	2,690	(20,912)	1,722	—	21,197
Less: Net (earnings) loss attributable to noncontrolling interest	(1,674)	(1,745)	8,651	—	—	5,232

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$36,023	$945	$(12,261)	$1,722	$—	$26,429

ENSTAR GROUP LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. SEGMENT INFORMATION—(Continued)

	Nine Months Ended September 30, 2014
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$33,485	$101,486	$258,468	$81,122	$—	$474,561
Fees and commission income	22,218	15,635	—	34	(16,579)	21,308
Net investment income	51,568	1,445	4,295	29,724	(1,051)	85,981
Net realized and unrealized gains	44,999	30	603	9,016	—	54,648

	152,270	118,596	263,366	119,896	(17,630)	636,498

EXPENSES
Net incurred losses and loss adjustment expenses	(143,606)	49,283	159,555	—	—	65,232
Life and annuity policy benefits	—	—	—	81,090	—	81,090
Acquisition costs	7,550	32,401	48,507	11,343	—	99,801
Salaries and benefits	85,011	12,886	37,789	5,912	—	141,598
General and administrative expenses	51,439	11,899	45,887	7,820	(16,579)	100,466
Interest expense	6,689	3,881	—	1,051	(1,051)	10,570
Net foreign exchange losses (gains)	5,892	(1,324)	3,821	(954)	—	7,435

	12,975	109,026	295,559	106,262	(17,630)	506,192

EARNINGS (LOSS) BEFORE INCOME TAXES	139,295	9,570	(32,193)	13,634	—	130,306
INCOME TAXES	(12,840)	(3,344)	(394)	(4,810)	—	(21,388)

NET EARNINGS (LOSS)	126,455	6,226	(32,587)	8,824	—	108,918
Less: Net (earnings) loss attributable to noncontrolling interest	(10,319)	(4,148)	13,358	—	—	(1,109)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$116,136	$2,078	$(19,229)	$8,824	$—	$107,809

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Table of Contents:

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Business Overview

Enstar Group Limited (“Enstar”) is a Bermuda-based holding company that was formed in 2001 and became publicly traded in 2007. We are listed on the NASDAQ Global Select Market under the ticker symbol “ESGR.” We and our operating subsidiaries acquire and manage diversified insurance businesses through a network of service companies primarily located in Bermuda, the United States, the United Kingdom, Continental Europe, and Australia.

Our core focus is acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. Since our formation, we have completed the acquisition of over 70 insurance and reinsurance companies and portfolios of insurance and reinsurance business. We also operate active underwriting businesses, including the Atrium group of companies, which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609, and the StarStone group of companies (formerly named Torus), an A- rated global specialty insurance group with multiple global underwriting platforms. We also operate closed life and annuities businesses.

Our business is organized into four segments: (i) Non-Life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For additional information on our segments, see “Item 1. Business—Operating Segments” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The total number of employees we had as at September 30, 2015 and December 31, 2014 was 1,351 and 1,201, respectively. The increase was predominantly in the Non-Life Run-off segment due to the Sussex acquisition. Refer below for further details on this transaction.

Key Performance Indicators

Our primary corporate objective is growing our net book value per share. This is driven primarily by our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies. For further information see “Item 1. Business—Strategy” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Book value per share on a fully diluted basis increased by $6.47 from $119.22 per share as at December 31, 2014 to $125.69 as at September 30, 2015. The increase was due to net earnings of $108.4 million for the nine months ended September 30, 2015 along with the repurchase of certain noncontrolling interests which increased equity by $42.8 million, partially offset by a decrease in equity of $22.5 million relating to the foreign currency translation of our subsidiaries whose functional currency is non-U.S. dollar.

Recent Developments

Our transactions take the form of either acquisitions of companies or loss portfolio transfers, where a reinsurance contract transfers a portfolio of loss and loss adjustment expense (“LAE”) liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer. Acquisitions and loss portfolio transfers completed or signed since the beginning of 2015 are outlined below.

Acquisitions and Significant New Business

Nationale Suisse Assurance

On February 5, 2015 we entered into a definitive agreement with Nationale Suisse to acquire its Belgian subsidiary, Nationale Suisse Assurance S.A. (“NSA”). NSA is a Belgium-based insurance company writing non-life insurance and life insurance. The total consideration for the transaction will be €39.7 million (approximately $44.4 million) (subject to certain possible closing adjustments). We expect to finance the purchase price from cash on hand. As part of the agreement, StarStone has agreed to acquire NSA’s two specialty underwriting agencies, Vander Haeghen & Co and Arena. StarStone is renewing certain business currently underwritten by NSA, including the business placed by these agencies, as well as other select lines. We have received conditional governmental and regulatory approvals and completion of the transaction is conditioned on the satisfaction of various customary closing conditions. The transaction is expected to close during the fourth quarter of 2015.

Life Settlements (Wilton Re)

On May 5, 2015, we completed the acquisitions of two Delaware companies from subsidiaries of Wilton Re Limited (“Wilton Re”) that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. The total consideration for the transaction was $173.1 million, payable in two installments. The first installment of $89.1 million was paid on closing. The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand. Subsequent to the closing of this transaction, Canada

Pension Plan Investment Board (“CPPIB”), the majority shareholder of Wilton Re, separately acquired certain voting and non-voting shares of Enstar, as described in Note 15—“Related Party Transactions” in our unaudited condensed consolidated financial statements.

Sussex Insurance Company (formerly known as Companion Property and Casualty Insurance Company)

On January 27, 2015, we completed the acquisition of Companion Property and Casualty Insurance Company (“Companion”) from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group with property, casualty, specialty and workers compensation business, and has also provided fronting and third party administrative services. The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a Term Facility Agreement with National Australia Bank Limited and Barclays Bank PLC (the “Sussex Facility”) and 50% from cash on hand. We changed the name of Companion to Sussex Insurance Company (“Sussex”) following the acquisition and the company is operating as part of the non-life run-off segment. In addition, StarStone is renewing certain business from Sussex.

Sun Life

On September 30, 2015, we entered into two 100% reinsurance agreements and a related administration services agreement with Sun Life Assurance Company of Canada and its U.S. branch (together, “Sun Life”) pursuant to which we reinsured all of the run-off workers compensation carve-out and occupational accident business of Sun Life. We assumed gross reinsurance reserves of $128.3 million, received total assets of $122.5 million and recorded a deferred charge of $5.8 million included in other assets. We transferred approximately $30.6 million of additional funds into trust to further support our obligations under the reinsurance agreements. We provided limited parental guarantees, subject to an overall maximum of approximately $36.8 million.

Voya Financial Reinsurance

On May 27, 2015, we entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya, pursuant to which we reinsured all of the run-off workers compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing our obligations under the reinsurance agreements. We assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million included in other assets. We transferred approximately $67.2 million of additional funds to the trusts to further support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to a maximum cap with respect to the reinsurance liabilities. As of September 30, 2015, the amount of the parental guarantee was $58.0 million.

Reciprocal of America

On January 15, 2015, we completed a loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers compensation business that has been in run-off since 2003. The total insurance reserves assumed were $162.1 million with an equivalent amount of cash and investments received as consideration.

Other Transactions

StarStone Rebranding

On September 14, 2015, Torus Insurance Holdings Limited announced that is has changed its name to StarStone Insurance Holdings Limited with immediate effect. The rebranding reflects significant progress in strengthening the management team and reorganizing areas of the business. The business approach and organizational values remain unchanged as the leadership, underwriting and service teams continue to focus on delivering specialty products to a global client base. The new brand underlines the company’s position within Enstar and the strength of the combined partnership with Stone Point Capital which manages the Trident funds co-invested in StarStone.

For the three and nine months ended September 30, 2015 we recognized an impairment charge of $4.0 million related to the Torus brand in relation to the StarStone rebranding exercise.

Repurchase of Noncontrolling Interests

On June 30, 2015, we entered into a Sale and Purchase Agreement with J.C. Flowers II L.P., J.C. Flowers II-A L.P., J.C. Flowers II-B, L.P. and Financial Service Opportunities L.P., (collectively, the “JCF II Funds”), pursuant to which we purchased all of the non-voting preference shares of Cumberland Holdings Ltd. and Courtenay Holdings Ltd., which represent all of the noncontrolling interest owned directly by the JCF II Funds in our subsidiaries, for an aggregate price of $140.0 million. Immediately prior to the repurchase, the book value of the JCF II Funds’ noncontrolling interest was $182.8 million. The transaction closed on September 30, 2015.

On September 3, 2015, we entered into a Sale and Purchase Agreement with Shinsei Bank, Limited (“Shinsei”), pursuant to which we purchased all of the Class B shares of Comox Holdings Ltd., which represents all of the noncontrolling interest owned directly by Shinsei in our subsidiaries, for an aggregate price of $10.4 million. Immediately prior to the repurchase, the book value of Shinsei’s noncontrolling interest was $12.5 million. The transaction closed on September 8, 2015.

Significant New Shareholder—CPPIB

Canada Pension Plan Investment Board (“CPPIB”), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re (described in “Acquisitions and Significant New Business” above), on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, “First Reserve”, and the transaction, the “CPPIB-First Reserve Transaction”). These shares constitute a 9.3% voting interest and a 9.9% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. CPPIB has also signed a definitive agreement to acquire additional voting shares that would increase its ownership in Enstar to a 13.9% voting interest and a 13.8% aggregate economic interest, subject to regulatory approval.

Non-GAAP Financial Measures

In presenting our results for the Atrium and StarStone segments, we discuss the loss ratio, acquisition cost ratio, other operating expense ratio, and the combined ratio of our active underwriting operations within these segments. While we consider these measures to be non-GAAP, management believes that these ratios provide the most meaningful measure for understanding our underwriting profitability. These non-GAAP measures may be defined or calculated differently by other companies. There are no comparable GAAP measures to our insurance ratios.

The ratios are calculated by dividing loss and loss adjustment expenses (“LAE”), acquisition costs and operating expenses by net earned premiums, and the combined ratio is the sum of these ratios. The ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations.

In the loss ratio, the excluded net incurred losses and LAE of the holding companies relate to the amortization of our fair value adjustments associated with the liabilities for unearned premiums and losses and LAE acquired on acquisition date. Fair value purchase accounting adjustments established at date of acquisition are recorded by the holding companies.

In Atrium’s other operating expense ratio, the excluded holding company general and administrative expenses relate to amortization of the definite-lived intangible assets. The excluded salaries and benefits expenses relate to AUL managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. We believe it is a more meaningful presentation to exclude these costs because they are principally funded by the profit commission fees earned from Syndicate 609.

In StarStone’s other operating expense ratio, the excluded general and administrative expenses relate to management fee expenses charged by our non-life run-off segment primarily related to our costs incurred in managing StarStone, the amortization of the definite-lived intangible assets, and acquisition-related expenses for 2014, in each case recorded at the holding company level.

Consolidated Results of Operations—For the Three and Nine Months Ended September 30, 2015 and 2014

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(expressed in thousands of U.S. dollars)
INCOME
Net premiums earned	$231,051	$195,987	$641,980	$474,561
Fees and commission income	8,977	6,801	29,588	21,308
Net investment income	43,169	27,984	123,555	85,981
Net realized and unrealized (losses) gains	(15,130)	(18,336)	16,641	54,648

	268,067	212,436	811,764	636,498

EXPENSES
Net incurred losses and LAE	32,359	17,533	168,395	65,232
Life and annuity policy benefits	22,989	26,549	73,926	81,090
Acquisition costs	49,806	36,261	121,450	99,801
Salaries and benefits	55,440	54,525	165,903	141,598
General and administrative expenses	44,895	41,039	124,993	100,466
Interest expense	5,156	3,307	14,035	10,570
Net foreign exchange (gains) losses	(841)	6,365	(3,460)	7,435

	209,804	185,579	665,242	506,192

EARNINGS BEFORE INCOME TAXES	58,263	26,857	146,522	130,306
INCOME TAXES	(12,262)	(5,660)	(28,822)	(21,388)

NET EARNINGS	46,001	21,197	117,700	108,918
Less: Net losses (earnings) attributable to noncontrolling interest	3,041	5,232	(9,266)	(1,109)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$49,042	$26,429	$108,434	$107,809

We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $49.0 million and $108.4 million for the three and nine months ended September 30, 2015, respectively, as compared to $26.4 million and $107.8 million for the three and nine months ended September 30, 2014. The most significant drivers of our financial performance during the three and nine months ended September 30, 2015 as compared to 2014 included:

•	Net Incurred Losses and LAE—Net reduction in the liability for net incurred losses and LAE within our Non-Life Run-off segment continues to be the predominant driver of our earnings for both the three and nine months ended September 30, 2015;

•	Sussex and Life Settlements Business—As a result of the acquisition of Sussex and the life settlements business on January 27, 2015 and May 5, 2015, respectively, as described in Note 2—“Acquisitions” of the unaudited condensed consolidated financial statements, Enstar’s 2015 results include the earnings attributable to these two acquisitions;

•	Atrium—Our investment in Atrium has contributed $15.9 million to earnings this year due to their strong underwriting performance;

•	StarStone—We saw significant improvement in the underwriting profitability of the operations in this segment. Enstar acquired StarStone on April 1, 2014 and therefore the results for the nine months ended September 30, 2015 include nine months of operating StarStone compared to six months in 2014.

•	Higher Net Investment Income—Total net investment income was $43.2 million and $123.6 million for the three and nine months ended September 30, 2015 compared to $28.0 million and $86.0 million for the respective periods in 2014, attributable to higher balances of fixed maturity investments due to acquisitions and loss portfolio transfers, and rising fixed income yields earned on those investment balances; partially offset by

•	Changes in Net Realized and Unrealized (Losses) Gains—For the three months ended September 2015 and 2014, net realized and unrealized losses amounted to $15.1 million and $18.3 million, respectively, while for the nine months ended September 30, 2015, net realized and unrealized gains amounted to $16.6 million and $54.6 million, respectively. These changes in net realized and unrealized gains and losses were primarily attributable to rising interest rates across the yield curve for our fixed maturity investment portfolio as well as lower returns in the global equity markets.

The following table sets forth our summarized results of operations by operating segment for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands of U.S. dollars)
Segment split of net earnings (losses) attributable to Enstar Group Limited:
Non-Life Run-off	$42,672	$36,023	$89,769	$116,136
Atrium	6,067	945	15,908	2,078
StarStone	(2,226)	(12,261)	(1,881)	(19,229)
Life and annuities	2,529	1,722	4,638	8,824

Net earnings attributable to Enstar Group Limited	$49,042	$26,429	$108,434	$107,809

The following discussion and analysis reviews our results by operating segment.

Results of Operations by Segment—For the Three and Nine Months Ended September 30, 2015 and 2014

Non-Life Run-off Segment

Our Non-Life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off businesses of Arden Reinsurance Company Ltd. (“Arden”) and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$14,034	$13,874	$49,824	$33,485
Fees and commission income	4,680	7,045	14,409	22,218
Net investment income	23,938	14,968	74,286	51,568
Net realized and unrealized (losses) gains	(12,589)	(15,556)	17,763	44,999

	30,063	20,331	156,282	152,270

EXPENSES
Net incurred losses and LAE	(75,133)	(77,223)	(117,103)	(143,606)
Acquisition costs	1,267	1,898	(6,309)	7,550
Salaries and benefits	33,280	27,700	97,485	85,011
General and administrative expenses	23,513	20,097	67,467	51,439
Interest expense	4,723	1,802	10,069	6,689
Net foreign exchange (gains) losses	(3,379)	4,394	(2,784)	5,892

	(15,729)	(21,332)	48,825	12,975

EARNINGS BEFORE INCOME TAXES	45,792	41,663	107,457	139,295
INCOME TAXES	(8,944)	(3,966)	(20,155)	(12,840)

NET EARNINGS	36,848	37,697	87,302	126,455
Less: Net losses (earnings) attributable to noncontrolling interest	5,824	(1,674)	2,467	(10,319)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$42,672	$36,023	$89,769	$116,136

Summary Comparison of Three Months Ended September 30, 2015 and 2014

In our Non-Life Run-off segment, we reported consolidated net earnings, before net losses (earnings) attributable to noncontrolling interest, of $36.8 million and $37.7 million for the three months ended September 30, 2015 and 2014, respectively, with the following notable changes:

(i)	a decrease in fees and commission income of $2.4 million related primarily to a reduction in internal management fees allocated to StarStone;

(ii)	an increase in income taxes of $5.0 million;

(iii)	an increase in salaries and benefits of $5.6 million related primarily to an increase in headcount associated with our acquisition of Sussex; and

(iv)	an increase in general and administrative costs of $3.4 million attributable primarily to an increase in professional and consulting fees and our acquisition of Sussex; partially offset by

(v)	an increase in net investment income of $9.0 million; and

(vi)	net foreign exchange gains of $3.4 million compared to net foreign exchange losses of $4.4 million in 2014.

Written premium relates to the obligatory renewal of certain policies that we are in the process of placing into run-off, and the related earned premium tends to be largely or entirely offset by increases in net incurred losses and LAE related to these current period premiums. For the three months ended September 30, 2015, the total of: (i) net premiums earned of $14.0 million, less (ii) current period net incurred losses and LAE of $10.6 million; and less (iii) acquisition costs of $1.3 million amounted to $2.1 million and primarily related to Sussex run-off business. For the three months ended September 30, 2014, the total of: (i) net premiums earned of $13.9 million, less (ii) current period net incurred losses and LAE of $8.8 million, and less (iii) acquisition costs of $1.9 million amounted to $3.2 million and primarily related to StarStone run-off business.

Noncontrolling interest in earnings for the Non-Life Run-off segment decreased by $7.5 million from net earnings of $1.7 million for the three months ended September 30, 2014 to a net loss of $5.8 million for the three months ended September 30, 2015 as a result of lower earnings and losses in those companies in which there are noncontrolling interests.

Net earnings for the Non-Life Run-off segment attributable to Enstar Group Limited increased by $6.7 million from $36.0 million for the three months ended September 30, 2014 to $42.7 million for the three months ended September 30, 2015.

Summary Comparison of Nine Months Ended September 30, 2015 and 2014

In our Non-Life Run-off segment, we reported consolidated net earnings, before net losses (earnings) attributable to noncontrolling interest, of $87.3 million and $126.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The decrease in earnings of $39.2 million was attributable primarily to the following:

(i)	a decrease in net realized and unrealized gains of $27.2 million;

(ii)	an increase in general and administrative expenses of $16.0 million attributable primarily to an increase in professional and consulting fees and our acquisition of Sussex;

(iii)	an increase in salaries and benefits of $12.5 million related primarily to an increase in headcount associated with our acquisition of Sussex; and

(iv)	a decrease in fees and commission income of $7.7 million related primarily to a reduction in internal management fees allocated to StarStone; partially offset by

(v)	an increase in net investment income of $22.7 million; and

(vi)	an increase of $3.7 million in net underwriting income.

For the nine months ended September 30, 2015 the total of: (i) net premiums earned of $49.8 million, plus (ii) negative acquisition costs of $6.3 million, less (iii) current period net incurred losses and LAE of $53.8 million amounted to $2.3 million and primarily related to the Sussex run-off business. For the nine months ended September 30, 2014 the total of: (i) net premiums earned of $33.5 million; less (ii) current period net incurred losses and LAE of $20.5 million; and less (iii) acquisition costs of $7.6 million amounted to $5.4 million and primarily related to the StarStone run-off business.

Noncontrolling interest in earnings for the Non-Life Run-off segment decreased by $12.8 million from net earnings of $10.3 million for the nine months ended September 30, 2014 to a net loss of $2.5 million for the nine months ended September 30, 2015 as a result of lower earnings and losses in those companies in which there are noncontrolling interests.

Net earnings for the Non-Life Run-off segment attributable to Enstar Group Limited decreased by $26.4 million from $116.1 million for the nine months ended September 30, 2014 to $89.8 million for the nine months ended September 30, 2015.

Net Premiums Earned:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Gross premiums written	$6,874		$8,308	$31,788		$16,347
Ceded reinsurance premiums written	(3,064)		(2,012)	(42,931)		(3,191)

Net premiums written	3,810	$(2,486)	6,296	(11,143)	$(24,300)	13,156

Gross premiums earned	31,257		18,364	109,414		43,539
Ceded reinsurance premiums earned	(17,223)		(4,490)	(59,590)		(10,054)

Net premiums earned	$14,034	$160	$13,874	$49,824	$16,339	$33,485

Premiums Written

Gross Non-Life Run-off premiums written consist of direct premiums written and premiums assumed, primarily by Sussex. Upon acquisition, Sussex was placed into run-off and, as a result, stopped writing new insurance policies. Sussex is, however, renewing expiring insurance policies when it is obligated to do so by regulators. In future periods, we expect to have declining levels of gross and net premiums written relating to the Sussex run-off business.

During the nine months ended September 30, 2015, Sussex entered into several quota share agreements with StarStone to reinsure 100% of select homeowner’s and aviation risks. Since the agreements covered in force and renewal business, the initial unearned premium transferred to StarStone resulted in negative net written premiums for the nine months ended September 30, 2015. Sussex’s ceded written premium to StarStone for the nine months ending September 30, 2015 was $42.9 million.

Gross and net Non-Life Run-off premiums written for the three months ended September 30, 2015 totaled $6.9 million and $3.8 million, respectively, as compared to $8.3 million and $6.3 million for the same period in 2014.

Gross and net Non-Life Run-off premiums written for the nine months ended September 30, 2015 totaled $31.8 million and $(11.1) million, respectively, as compared to $16.3 million and $13.2 million for the same period in 2014. The significant decrease in net non-life run-off premiums in 2015 predominantly related to the written premium ceded to StarStone as described above.

Premiums Earned

Gross Non-Life Run-off premiums earned for the three months ended September 30, 2015 and 2014 totaled $31.3 million and $18.4 million, respectively. Ceded reinsurance premiums earned for the three months ended September 30, 2015 and 2014, totaled $17.2 million and $4.5 million, respectively. Accordingly, net premiums earned for the three months ended September 30, 2015 and 2014, totaled $14.0 million and $13.9 million, respectively. Premiums written and earned in 2015 primarily relate to Sussex whereas premiums written and earned in 2014 related to SeaBright Holdings, Inc. (“SeaBright”). Sussex’s earned premium ceded to StarStone for the three months ended September 30, 2015 was $17.2 million.

Gross Non-Life Run-off premiums earned for the nine months ended September 30, 2015 and 2014 totaled $109.4 million and $43.5 million, respectively. Ceded reinsurance premiums earned for the nine months ended September 30, 2015 and 2014 totaled $59.6 million and $10.1 million, respectively. Accordingly, net premiums earned for the nine months ended September 30, 2015 and 2014 totaled $49.8 million and $33.5 million, respectively. Premiums written and earned in 2015 primarily relate to Sussex whereas premiums written and earned in 2014 related to SeaBright, which we acquired in February 2013.

With our expectation that premiums written by Sussex will decrease significantly over time, we believe that there will be a similar reduction in premiums earned as policies non-renew. Net premiums earned in our Non-Life Run-off segment are largely or entirely offset by net incurred losses and LAE related to policies issued in the current period. See also our discussion of “Net Incurred Losses and LAE” below.

Fees and Commission Income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Internal	$3,189		$5,584	$9,307		$16,579
External	1,491		1,461	5,102		5,639

Total	$4,680	$(2,365)	$7,045	$14,409	$(7,809)	$22,218

Our management companies in the non-life run-off segment earned fees and commission income of approximately $4.7 million and $7.0 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in fees and commission income of $2.4 million related primarily to a reduction in internal management fees charged to our StarStone segment.

For the nine months ended September 30, 2015 and 2014, we earned fees and commission income of approximately $14.4 million and $22.2 million, respectively. The decrease in fees and commission income of $7.8 million related primarily to decreases in management fees charged to our StarStone segment.

These inter-segment fees are eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

	Three Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Losses
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$23,938	$8,970	$14,968	$(12,589)	$2,967	$(15,556)

	Nine Months Ended September 30,
	Net Investment Income			Net Realized and Unrealized Gains
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Total	$74,286	$22,718	$51,568	$17,763	$(27,236)	$44,999

Summary for the Three Months Ended September 30, 2015 and 2014

Net investment income for the non-life run-off segment for the three months ended September 30, 2015 increased by $9.0 million to $23.9 million, as compared to $15.0 million for the three months ended September 30, 2014. The increase was primarily a result of the following:

(i)	an increase of $3.2 million in investment income from other investments related primarily to higher returns in the third quarter of 2015 as compared to the same period in 2014;

(ii)	an increase of $1.6 million in other investment income primarily attributable to gains on acquired insolvent debts; and

(iii)	an increase in investment income of $3.8 million that arose primarily as a result of a larger fixed maturity portfolio in 2015 as compared to 2014 due to acquisitions and loss portfolio transfers.

Net realized and unrealized losses for the non-life run-off segment for the three months ended September 30, 2015 and 2014 were $12.6 million and $15.6 million, respectively. The decrease in losses of $3.0 million was primarily attributable to:

(i)	a decrease of $7.8 million in net unrealized and realized losses on other investments mostly related to:

•	an increase in net gains of $20.5 million on our private equities and private equity funds in 2015, due to higher returns realized in 2015 as compared to 2014; partially offset by

•	an increase in net losses of $9.0 million on equity funds in 2015 compared to 2014 due to higher global equity losses; and

•	an increase in net losses of $3.7 million on other investments driven by lower valuations reflecting market conditions in the underlying investments in the third quarter of 2015 compared to the same quarter in 2014; partially offset by:

(ii)	an increase of $2.6 million in net unrealized and realized losses on our equity portfolio. The increase between 2015 and 2014 was due mostly to larger losses in our equity portfolios for the three months ended September 30, 2015 as compared to the same period in 2014; and

(iii)	an increase in net losses of $2.2 million related to the effect of higher yields on our fixed income portfolio.

Summary for the Nine Months Ended September 30, 2015 and 2014

Net investment income for the non-life run-off segment for the nine months ended September 30, 2015 increased by $22.7 million to $74.3 million, as compared to $51.6 million for the nine months ended September 30, 2014. The increase was primarily a result of the following:

(i)	an increase of $8.2 million from cash and fixed income securities as we had higher fixed maturity balances and higher fixed income yields earned largely due to assets acquired in acquisitions and loss portfolio transfers during 2015;

(ii)	an increase of $7.8 million in other investment income primarily attributable to gains on acquired insolvent debts;

(iii)	an increase of $6.4 million in income from other investments primarily attributable to higher returns in 2015 compared to the same period in 2014; and

(iv)	an increase of $0.3 million in dividends from equities.

Net realized and unrealized gains for the non-life run-off segment for the nine months ended September 30, 2015 and 2014 were $17.8 million and $45.0 million, respectively. The decrease of $27.2 million was primarily attributable to the following items:

(i)	an increase in net realized and unrealized losses of $23.9 million resulting from net realized and unrealized losses for fixed maturity investments in the nine months ended September 30, 2015 of $12.2 million predominantly relating to repositioning fixed income portfolios of subsidiary companies on acquisition, compared to net realized and unrealized gains of $11.7 million in the same period in 2014, which were driven by fixed income market movements during the nine months ended September 30, 2014; and

(ii)	an increase of $8.5 million in net realized and unrealized losses on our equity portfolios attributable to losses in global equities for the nine months ended September 30, 2015 as compared to gains in the same period for 2014 driven by lower market valuations reflecting challenging conditions in the equity markets in 2015; partially offset by

(iii)	an increase of $5.2 million in net realized and unrealized gains on other investments primarily attributable to:

•	an increase in gains of $23.4 million on income earned on our private equities and private equity funds in 2015, due to higher returns realized in 2015 as compared to those earned in 2014; partially offset by

•	an increase in losses of $7.8 million on equity funds in 2015 compared to 2014 due to higher global equities losses in 2015; and

•	an increase in losses of $10.4 million on other investments driven by market conditions in 2015 compared to 2014.

Annualized Returns

The below table presents the annualized investment returns (inclusive of net investment income and net realized and unrealized gains (losses)) earned by the non-life run-off segment on its cash and investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	0.76%	0.58%	$4,847,033	$3,799,493
Other investments and equities	0.90%	(2.90)%	964,132	842,752
Combined overall	0.78%	0.05%	5,811,165	4,642,245

	Nine Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014
			(in thousands of U.S. dollars)
Cash and fixed maturity investments	1.05%	1.69%	$4,428,841	$3,931,095
Other investments and equities	8.13%	7.74%	937,402	806,728
Combined overall	2.29%	2.72%	5,366,243	4,737,823

The average credit ratings by fair value of our fixed maturity investments for our non-life run-off segment as at September 30, 2015 and 2014 were A+.

Net Incurred Losses and Loss Adjustment Expenses:

The following table shows the components of net incurred losses and LAE for the non-life run-off segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015			2014
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$138,454	$4,558	$143,012	$124,827	$3,081	$127,908
Net change in case and LAE reserves	(101,820)	2,634	(99,186)	(108,933)	1,153	(107,780)
Net change in IBNR reserves	(102,615)	3,373	(99,242)	(103,271)	4,607	(98,664)

(Reduction) increase in estimates of net ultimate losses	(65,981)	10,565	(55,416)	(87,377)	8,841	(78,536)
Reduction in provisions for bad debt	(3,632)	—	(3,632)	(5,019)	—	(5,019)
Reduction in provisions for unallocated LAE	(20,269)	—	(20,269)	(13,317)	—	(13,317)
Amortization of fair value adjustments	4,184	—	4,184	19,649	—	19,649

Net incurred losses and LAE	$(85,698)	$10,565	$(75,133)	$(86,064)	$8,841	$(77,223)

Net change in case and LAE reserves comprises the movement during the period in specific case reserves as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR reserves represents the change in our actuarial estimates of gross IBNR, less amounts recoverable.

Three Months Ended September 30, 2015

The reduction in net incurred losses and LAE for the three months ended September 30, 2015 of $75.1 million included an increase in net incurred losses and LAE of $10.6 million related to current period earned premium of $16.8 million primarily for the portion of the run-off business acquired with Sussex. The net incurred losses and LAE relating to prior periods were reduced by $85.7 million, due to a reduction in our estimates of net ultimate losses of $66.0 million, a reduction in our provisions for bad debt of $3.6 million and a reduction in our provisions for unallocated LAE of $20.3 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.2 million.

The reduction in estimates of net ultimate losses relating to prior periods of $66.0 million was primarily related to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $18.6 million;

(ii)

an aggregate reduction in IBNR reserves of $14.1 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures in eleven of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2015, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	net favorable claims settlements during the three months ended September 30, 2015 resulting in a reduction in estimates of net ultimate losses of $33.3 million.

The reduction in our provisions for bad debt of $3.6 million for the three months ended September 30, 2015 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

Three Months Ended September 30, 2014

The net reduction in incurred losses and LAE for the three months ended September 30, 2014 of $77.2 million included an increase in net incurred losses and LAE of $8.8 million related to current period earned premium of $13.9 million primarily for the portion of the run-off business acquired with StarStone. The net incurred losses and LAE relating to prior periods were reduced by $86.1 million, due to a reduction in estimates of net ultimate losses of $87.4 million, a reduction in our provisions for bad debt of $5.0 million and a reduction in our provisions for unallocated LAE of $13.3 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.6 million.

The reduction in estimates of net ultimate losses relating to prior periods of $87.4 million was primarily related to:

(i)	our quarterly review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $12.3 million;

(ii)	an aggregate reduction in IBNR reserves of $36.3 million as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures in thirteen of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate net IBNR liabilities for these subsidiaries was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts; and

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of 6 commutations of assumed reinsurance liabilities.

The reduction in provisions for bad debt of $5.0 million for the three months ended September 30, 2014 resulted from the collection of receivables against which bad debt provisions had been provided for in earlier periods.

	Nine Months Ended September 30,
	2015			2014
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$354,149	$18,563	$372,712	$328,296	$3,873	$332,169
Net change in case and LAE reserves	(220,633)	10,117	(210,516)	(250,778)	2,179	(248,599)
Net change in IBNR reserves	(237,635)	25,158	(212,477)	(205,172)	14,430	(190,742)

(Reduction) increase in estimates of net ultimate losses	(104,119)	53,838	(50,281)	(127,654)	20,482	(107,172)
Reduction in provisions for bad debt	(24,071)	—	(24,071)	(16,225)	—	(16,225)
Reduction in provisions for unallocated LAE	(41,955)	—	(41,955)	(39,549)	—	(39,549)
Amortization of fair value adjustments	(796)	—	(796)	19,340	—	19,340

Net incurred losses and LAE	$(170,941)	$53,838	$(117,103)	$(164,088)	$20,482	$(143,606)

Nine Months Ended September 30, 2015

The net reduction in incurred losses and LAE for the nine months ended September 30, 2015 of $117.1 million included net incurred losses and LAE of $53.8 million related to current period earned premium of $49.8 million primarily related to the portion of the run-off business acquired with Sussex. The net incurred losses and LAE relating to prior periods were reduced by $170.9 million, due to a reduction in estimates of net ultimate losses of $104.1 million, a reduction in our provisions for bad debt of $24.1 million, a reduction in our provisions for unallocated LAE of $42.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.8 million.

The reduction in estimates of net ultimate losses relating to prior periods of $104.1 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $25.0 million;

(ii)	a reduction in IBNR reserves of $33.4 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data to estimate loss reserves required to cover liabilities for unpaid loss and LAE relating to non-commuted exposures in twelve of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the continued favorable trend of loss development compared to prior forecasts; and

(iii)	net favorable claims settlements during the nine months ended September 30, 2015 resulting in a reduction in estimates of net ultimate losses of approximately $45.7 million.

The reduction in provisions for bad debt of $24.1 million for the nine months ended September 30, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Nine Months Ended September 30, 2014

The net reduction in incurred losses and LAE for the nine months ended September 30, 2014 of $143.6 million included net incurred losses and LAE of $20.5 million related to current period earned premium of $33.5 million, primarily for the portion of the run-off business acquired with StarStone. Net incurred losses and LAE relating to prior periods were reduced by $164.1 million, due to a reduction in estimates of net ultimate losses of $127.7 million, a reduction in our provisions for bad debt of $16.2 million and a reduction in our provisions for unallocated LAE of $39.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.3 million.

The reduction in estimates of net ultimate losses relating to prior periods of $127.7 million was related primarily to:

(i)	our review of historic case reserves for which no updated advices had been received for a number of years. This review identified the redundancy of a number of advised case reserves with an estimated aggregate value of approximately $25.9 million;

(ii)	a reduction in IBNR reserves of $46.3 million primarily as a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to historical loss development data to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures in fourteen of our insurance and reinsurance subsidiaries. The prior period estimate of aggregate IBNR liabilities was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts;

(iii)	a reduction in estimates of net ultimate losses of $44.4 million following the completion of 6 commutations of assumed reinsurance liabilities; and

(iv)	favorable claims settlements during the nine months ended September 30, 2014 resulting in a reduction in estimates of net ultimate losses of approximately $11.1 million.

Acquisition Costs:

Acquisition costs were $1.3 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $(6.3) million and $7.6 million for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015, we recorded negative acquisition costs of $6.3 million relating to ceding commission on the business Sussex ceded to StarStone under the quota share reinsurance agreements, which is recorded in acquisition costs in the StarStone segment.

Acquisition costs are directly related to the amount of net premiums earned by us which, for the three and nine months ended September 30, 2015, directly related to Sussex’s business and, for the same periods in 2014, related to StarStone.

Salaries and Benefits:

Salaries and benefits for the non-life run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $33.3 million and $27.7 million for the three months ended September 30, 2015 and 2014, respectively, and $97.5 million and $85.0 million for the nine months ended September 30, 2015 and 2014, respectively.

The increase in salaries and benefits was related primarily to an increase in our average head count in our non-life run-off segment during 2015 primarily related to our acquisition of Sussex.

General and Administrative Expenses:

General and administrative expenses increased by $3.4 million from $20.1 million for the three months ended September 30, 2014 to $23.5 million for the three months ended September 30, 2015. The increase in expenses was primarily related to the general and administrative expenses related to Sussex.

General and administrative expenses increased by $16.1 million from $51.4 million for the nine months ended September 30, 2015 to $67.5 million for the nine months ended September 30, 2015. The increase arose primarily as a result of an increase in professional fees of $6.9 million along with increases in computer and office-related expenses of $7.4 million.

Net Foreign Exchange Gains (Losses):

We recorded net foreign exchange gains for the non-life run-off segment of $3.4 million and net foreign exchange losses of $4.4 million for the three months ended September 30, 2015 and 2014, respectively, and net foreign exchange gains of $2.8 million and net foreign exchange losses of $5.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net foreign exchange gains for the three months ended September 30, 2015 as compared to 2014 arose primarily as a result of holding U.S. dollars in our Australian-based subsidiaries at a time when the U.S. dollar was appreciating against the Australian dollar.

In addition to the net foreign exchange gains (losses) recorded in our consolidated statement of earnings, we recorded in our consolidated statement of comprehensive income currency translation adjustment (losses) gains, net of noncontrolling interest, related to our non-life run-off segment of $(10.5) million and $(5.2) million for the three months ended September 30, 2015 and 2014, respectively, and $(10.0) million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively.

For the three and nine months ended September 30, 2015 and 2014, the currency translation adjustments related primarily to our Australian-based subsidiaries. As the functional currency of these subsidiaries are Australian dollars, we record any U.S. dollar gains or losses on the translation of their net Australian dollar assets through accumulated other comprehensive income.

Income Tax Expense:

We recorded income tax expense for the non-life run-off segment of $8.9 million and $4.0 million for the three months ended September 30, 2015 and 2014, respectively, and $20.2 million and $12.8 million for the nine months ended September 30, 2015 and 2014, respectively,

Income tax expense is generated primarily through our foreign operations outside of Bermuda, principally in the United States, Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.

The effective tax rate was 19.5% and 18.8% for the three and nine months ended September 30, 2015 compared with 9.5% and 9.2% for the same periods in 2014, associated primarily with us having proportionately higher net income in our tax paying subsidiaries than in the same period for 2014.

Noncontrolling Interest

We recorded a noncontrolling interest in (losses) earnings of the non-life run-off segment of ($5.8) million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and ($2.5) million and $10.3 million for the nine months ended September 30, 2015 and 2014, respectively.

The net loss attributable to noncontrolling interest for the three and nine month periods ended September 30, 2015 was due primarily to the decrease in earnings for those companies in our non-life run-off segment where there exists a noncontrolling interest. As a result of the recent repurchase of the JCF II Funds’ and Shinsei’s noncontrolling interests, we expect our noncontrolling interest for our non-life run-off segment to decrease significantly in future periods.

Atrium Segment

Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore Holdings Limited (“Northshore”), a holding company that owns Atrium and its subsidiaries and Arden.

Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd (“AUL”), manages and underwrites specialist insurance and reinsurance business for Lloyd’s Syndicate 609. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd. (“Atrium 5”) provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Arden provides reinsurance to Atrium 5 through an approximate 65% quota share reinsurance arrangement and is currently in the process of running off certain other portfolios of run-off business. Results related to Arden’s discontinued business are included within our non-life run-off segment.

Atrium aims to be a premier provider of a balanced range of insurance and reinsurance classes. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on pricing. Competition remains strong and we will continue to focus on empowering our underwriters to work closely with our clients to deliver solutions, whilst maintaining our emphasis on profitability.

The following is a discussion and analysis of our results of operations for the Atrium segment for the three and nine months ended September 30, 2015 and 2014. The results of Atrium 5 represent its proportionate share of the results of Syndicate 609 (in the Atrium 5 column). The results of AUL (in the AUL column) largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. Elimination items represent Atrium 5’s share of fees and commissions paid to AUL. The results of Northshore relate primarily to amortization of intangible assets (in the Holding Companies column) and Enstar’s acquisition financing costs (in the Enstar Specific Expenses column).

Three Months Ended September 30, 2015 and 2014

The following is a discussion and analysis of our results of operations for our Atrium segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$33,031	$—	$—	$33,031	$—	$—	$33,031
Fees and commission income	—	9,600	(2,113)	7,487	—	—	7,487
Net investment income	574	69	—	643	2	—	645
Net realized and unrealized gains	27	—	—	27	—	—	27

	33,632	9,669	(2,113)	41,188	2	—	41,190

EXPENSES
Net incurred losses and LAE	11,099	—	—	11,099	2	—	11,101
Acquisition costs	10,409	—	—	10,409	—	—	10,409
Salaries and benefits	—	4,061	—	4,061	—	—	4,061
General and administrative expenses	4,186	512	(2,113)	2,585	582	—	3,167
Interest expense	—	—	—	—	—	228	228
Net foreign exchange (gains) losses	(167)	981	—	814	—	—	814

	25,527	5,553	(2,113)	28,968	584	228	29,780

EARNINGS (LOSS) BEFORE INCOME TAXES	8,104	4,116	—	12,221	(582)	(228)	11,411
INCOME TAXES	(1,025)	(733)	—	(1,758)	746	—	(1,012)

NET EARNINGS (LOSS)	7,079	3,383	—	10,463	164	(228)	10,399
Less: Net earnings attributable to noncontrolling interest	(2,882)	(1,380)	—	(4,263)	(69)	—	(4,332)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,197	$2,003	$—	$6,200	$95	$(228)	$6,067

Loss ratio(1)	33.6%
Acquisition cost ratio(1)	31.5%
Other operating expense ratio(1)	12.7%

Combined ratio(1)	77.8%

(1)	Refer to “Non-GAAP Financial Measures” above for a description of how these ratios are calculated.

	Three Months Ended September 30, 2014
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$34,850	$—	$—	$34,850	$—	$—	$34,850
Fees and commission income	—	6,719	(1,379)	5,340	—	—	5,340
Net investment income	483	(15)	—	468	—	—	468
Net realized and unrealized gains	—	133	—	133	—	—	133

	35,333	6,837	(1,379)	40,791	—	—	40,791

EXPENSES
Net incurred losses and LAE	15,541	—	—	15,541	—	—	15,541
Acquisition costs	11,673	—	—	11,673	—	—	11,673
Salaries and benefits	—	5,127	—	5,127	—	—	5,127
General and administrative expenses	4,225	509	(1,379)	3,355	513	—	3,868
Interest expense	—	—	—	—	—	1,505	1,505
Net foreign exchange gains	272	(610)	—	(338)	—	—	(338)

	31,711	5,026	(1,379)	35,358	513	1,505	37,376

EARNINGS (LOSS) BEFORE INCOME TAXES	3,622	1,811	—	5,433	(513)	(1,505)	3,415
INCOME TAXES	(536)	(189)	—	(725)	—	—	(725)

NET EARNINGS (LOSS)	3,086	1,622	—	4,708	(513)	(1,505)	2,690
Less: Net (earnings) loss attributable to noncontrolling interest	(1,289)	(677)	—	(1,961)	216	—	(1,745)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,802	$945	$—	$2,747	$(297)	$(1,505)	$945

Loss ratio(1)	44.6%
Acquisition cost ratio(1)	33.5%
Other operating expense ratio(1)	12.1%

Combined ratio(1)	90.2%

(1)	Refer to “Non-GAAP Financial Measures” above for a description of how these ratios are calculated.

Summary Comparison of the Three Months Ended September 30, 2015 and 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of $10.4 million and $2.7 million for the three months ended September 30, 2015 and 2014, respectively.

The increase in earnings of $7.7 million was attributable primarily to:

(i)	an increase in net underwriting result of $3.9 million (comprised of a reduction of $4.4 million in net incurred losses and LAE, plus a $1.3 million decrease in acquisition costs, less a $1.8 million decrease in net premiums earned);

(ii)	an increase in fees and commission income of $2.1 million;

(iii)	a decrease in salaries and benefits and general and administrative expenses of $1.0 million; and

(iv)	a decrease in interest expense of $1.3 million; partially offset by

(v)	an increase in foreign exchange losses of $1.2 million; and

(vi)	an increase in income taxes of $0.3 million.

Net earnings attributable to the noncontrolling interest of the Atrium segment increased by $2.6 million to $4.3 million for the three months ended September 30, 2015 as a result of increased earnings during the period.

Net earnings for the Atrium segment attributable to Enstar Group Limited increased by $5.2 million from $0.9 million for the three months ended September 30, 2014 to $6.1 million for the three months ended September 30, 2015. The noncontrolling interests’ do not share in the Enstar Specific Expenses shown above.

Nine Months Ended September 30, 2015 and 2014

The following is a discussion and analysis of our results of operations for our Atrium segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$100,860	$—	$—	$100,860	$—	$—	$100,860
Fees and commission income	—	31,579	(7,107)	24,472	—	—	24,472
Net investment income	1,583	244	—	1,827	2	—	1,829
Net realized and unrealized gains	156	—	—	156	—	—	156

	102,599	31,823	(7,107)	127,315	2	—	127,317

EXPENSES
Net incurred losses and LAE	30,281	—	—	30,281	1,597	—	31,878
Acquisition costs	32,116	—	—	32,116	—	—	32,116
Salaries and benefits	—	14,024	—	14,024	—	—	14,024
General and administrative expenses	15,021	1,716	(7,107)	9,630	1,867	—	11,497
Interest expense	—	—	—	—	—	3,193	3,193
Net foreign exchange (gains) losses	(1,100)	1,472	—	372	140	—	512

	76,318	17,212	(7,107)	86,423	3,604	3,193	93,220

EARNINGS (LOSS) BEFORE INCOME TAXES	26,281	14,611	—	40,892	(3,602)	(3,193)	34,097
INCOME TAXES	(3,123)	(2,771)	—	(5,894)	746	—	(5,148)

NET EARNINGS (LOSS)	23,158	11,840	—	34,998	(2,856)	(3,193)	28,949
Less: Net (earnings) loss attributable to noncontrolling interest	(9,381)	(4,818)	—	(14,200)	1,158	—	(13,042)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$13,777	$7,022	$—	$20,798	$(1,698)	$(3,193)	$15,907

Loss ratio(1)	30.0%
Acquisition cost ratio(1)	31.8%
Other operating expense ratio(1)	14.9%

Combined ratio(1)	76.7%

(1)	Refer to “Non-GAAP Financial Measures” above for a description of how these ratios are calculated.

	Nine Months Ended September 30, 2014
	Atrium 5	AUL	Elimination	Total Atrium	Holding Companies	Enstar Specific Expenses	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$101,486	$—	$—	$101,486	$—	$—	$101,486
Fees and commission income	—	19,866	(4,231)	15,635	—	—	15,635
Net investment income	1,233	212	—	1,445	—	—	1,445
Net realized and unrealized gains	—	30	—	30	—	—	30

	102,719	20,108	(4,231)	118,596	—	—	118,596

EXPENSES
Net incurred losses and LAE	49,283	—	—	49,283	—	—	49,283
Acquisition costs	32,401	—	—	32,401	—	—	32,401
Salaries and benefits	—	12,886	—	12,886	—	—	12,886
General and administrative expenses	11,773	2,014	(4,231)	9,556	2,343	—	11,899
Interest expense	—	6	—	6	—	3,875	3,881
Net foreign exchange gains	(481)	(843)	—	(1,324)	—	—	(1,324)

	92,976	14,063	(4,231)	102,808	2,343	3,875	109,026

EARNINGS (LOSS) BEFORE INCOME TAXES	9,743	6,045	—	15,788	(2,343)	(3,875)	9,570
INCOME TAXES	(1,969)	(1,375)	—	(3,344)	—	—	(3,344)

NET EARNINGS (LOSS)	7,774	4,670	—	12,444	(2,343)	(3,875)	6,226
Less: Net (earnings) loss attributable to noncontrolling interest	(3,193)	(1,916)	—	(5,109)	961	—	(4,148)

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$4,581	$2,754	$—	$7,335	$(1,382)	$(3,875)	$2,078

Loss ratio(1)	48.6%
Acquisition cost ratio(1)	31.9%
Other operating expense ratio(1)	11.6%

Combined ratio(1)	92.1%

(1)	Refer to “Non-GAAP Financial Measures” above for a description of how these ratios are calculated.

Summary Comparison of the Nine Months Ended September 30, 2015 and 2014

For the Atrium segment, we reported net earnings, before net earnings attributable to noncontrolling interest, of $28.9 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively.

The increase in earnings of $22.7 million was attributable primarily to:

(i)	an increase in net underwriting result of $17.1 million (comprised of a reduction of $17.4 million in net incurred losses and LAE, plus a $0.3 million decrease in acquisition costs, less a $0.6 million decrease in net premiums earned);

(ii)	an increase in fees and commission income of $8.8 million; and

(iii)	an increase in net investment income and net realized and unrealized gains of $0.5 million; partially offset by

(iv)	an increase in holding company and Enstar specific expenses of $0.6 million;

(v)	an increase in foreign exchange losses of $1.8 million;

(vi)	an increase in salaries and benefits and general and administrative expenses of $0.7 million; and

(vii)	an increase in income taxes of $1.8 million.

Net earnings attributable to the noncontrolling interest of the Atrium segment increased by $8.9 million to $13.0 million for the nine months ended September 30, 2015 as a result of increased Atrium segment earnings during the period. Net earnings for the Atrium segment attributable to Enstar Group Limited increased by $13.8 million from $2.1 million for the nine months ended September 30, 2014 to $15.9 million for the nine months ended September 30, 2015. The noncontrolling interests do not share in the Enstar Specific Expenses shown above.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the Atrium segment for the three and nine months ended September 30, 2015 and 2014:

	Gross Premiums Written
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in thousands of U.S. dollars)
Marine	$4,815	$5,669	$16,413	$19,576
Property and Casualty Binding Authorities	7,899	7,683	24,120	21,826
Upstream Energy	1,924	3,165	10,364	17,298
Reinsurance	1,476	2,099	13,129	10,942
Accident and Health	2,344	3,483	9,588	11,647
Non-Marine Direct and Facultative	4,463	4,514	12,875	13,263
Liability	4,384	4,787	14,739	13,425
Aviation	1,171	521	6,072	6,147
War and Terrorism	2,872	2,160	8,747	7,391

Total	$31,348	$34,081	$116,047	$121,515

Net Premiums Earned:

The following table provides net premiums earned by line of business for the Atrium segment for the three and nine months ended September 30, 2015 and 2014:

	Net Premiums Earned
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in thousands of U.S. dollars)
Marine	$4,897	$5,431	$14,929	$16,211
Property and Casualty Binding Authorities	7,754	6,782	22,072	18,409
Upstream Energy	3,474	4,551	10,786	14,149
Reinsurance	2,673	2,859	9,055	8,671
Accident and Health	2,852	3,619	8,982	10,617
Non-Marine Direct and Facultative	3,780	4,259	10,976	11,161
Liability	4,526	3,702	13,884	10,978
Aviation	1,303	1,459	4,565	5,425
War and Terrorism	1,772	2,188	5,611	5,865

Total	$33,031	$34,850	$100,860	$101,486

Fees and Commission Income:

The Atrium segment earned fees and commission income of $7.5 million and $5.3 million for the three months ended September 30, 2015 and 2014, respectively, and $24.5 million and $15.6 million for the nine months ended September 30, 2015 and 2014, respectively. The fees represent management and profit commission fees earned by us in relation to Atrium’s management of Syndicate 609.

Atrium’s fees and commission income increased by $2.2 million and $8.9 million for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, as a result of the increase in net earnings for Syndicate 609.

Net Incurred Losses and LAE:

Three Months Ended September 30, 2015 and 2014:

For the three months ended September 30, 2015, net incurred losses and LAE for the Atrium segment were $11.1 million, including net favorable prior period development of $5.3 million principally due to claims improvement and favorable reserve development related to our casualty reinsurance, professional liability, marine and energy liability and non-Gulf of Mexico wind lines of business. Net incurred losses and LAE for the current period of $16.4 million were based on expected loss ratios on current period earned premium.

For the three months ended September 30, 2014, net incurred losses and LAE for the Atrium segment were $15.5 million, including net favorable prior period development of $3.8 million principally due to claims improvement and favorable reserve development related to our marine and non-marine property lines of business. Net incurred losses and LAE for the 2014 current period of $19.3 million were based on expected loss ratios on current period earned premium.

There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Nine Months Ended September 30, 2015 and 2014:

For the nine months ended September 30, 2015, net incurred losses and LAE for the Atrium segment were $31.9 million, including net favorable prior period development of $16.9 million principally due to claims improvement and favorable reserve development related to our professional indemnity, marine, aviation and upstream energy lines of business. Net incurred losses and LAE for the current period of $48.8 million were based on expected loss ratios on current period earned premium.

For the nine months ended September 30, 2014, net incurred losses and LAE for the Atrium segment were $49.3 million, including net favorable prior period development of $10.3 million principally due to claims improvement and favorable reserve development related to our marine and non-marine property lines of business. Net incurred losses and LAE for the 2014 current period of $59.6 million were based on expected loss ratios on current period earned premium.

Salaries and Benefits:

Salaries and benefits for the Atrium segment were $4.1 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively. The decrease in salaries and benefits of

$1.0 million was primarily attributable to lower retained salary costs by AUL for the three months ended September 30, 2015 as compared to the same period in 2014.

Salaries and benefits for the Atrium segment were $14.0 million and $12.9 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in salaries and benefits of $1.1 million was attributable to the discretionary bonus plan.

General and Administrative Expenses:

General and administrative expenses for the Atrium segment were $3.2 million and $3.9 million for the three months ended September 30, 2015 and 2014, respectively. This was comprised of $2.6 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively, related to AUL’s direct expenses and Atrium’s share of the syndicate expenses, and related primarily to office expenses and professional fees. In addition, for both the three months ended September 30, 2015 and 2014 holding company expenses of $0.5 million related to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $11.5 million and $11.9 million respectively. For both the nine months ended September 30, 2015 and 2014, this was comprised of $9.6 million related to AUL’s direct expenses and Atrium’s share of the syndicate expenses, primarily for office expenses and professional fees. In addition, expenses of $1.8 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively, related to the amortization of the definite-lived intangible assets in the Atrium segment holding companies.

StarStone Segment

StarStone is the business formerly named Torus. For further information regarding our rebranding refer to “Recent Developments—Other Transactions—StarStone Rebranding”.

Our StarStone segment is comprised of the active underwriting operations and financial results of Bayshore Holdings Limited (“Bayshore”), a holding company that owns StarStone and its subsidiaries. We acquired our interest in StarStone on April 1, 2014.

StarStone is an international A- rated global specialty insurer with multiple global underwriting platforms, including Lloyd’s Syndicate 1301. StarStone underwrites a diverse range of property, casualty and specialty insurance through its operations in London, Continental Europe, the U.S. and Bermuda. StarStone is owned by Enstar Group Limited, the Trident V Funds, managed by Stone Point Capital LLC, and Dowling Capital Partners I, L.P. Results relating to StarStone’s run-off lines of business are included within the non-life run-off segment. As at September 30, 2015, Trident and Dowling had a combined 41.02% noncontrolling interest in the StarStone segment.

Underwriting results for the period have been in line with expectations despite challenging market conditions, especially in the subscription-based London market. Premium production is slightly ahead of expectations, most notably due to an increase in the property and workers compensation lines of business. Disciplined underwriting has resulted in lower than expected gross written premium in certain classes of business, including offshore energy (driven predominantly by the decline in oil price) and space. StarStone continues to benefit from selecting profitable lines of business introduced as a result of Enstar acquisitions—in particular, workers compensation, property and general aviation lines of business. The workers compensation book has expanded during 2015 as additional licensing has been obtained, in particular into the maritime sector where the company has specialty product offerings.

Favorable reinsurance market conditions have enabled StarStone to mitigate the impact of the weakening primary markets through late 2014 and during 2015.

Summary Comparison of Three Months Ended September 30, 2015

The following is a discussion and analysis of our results of operations for the StarStone segment for the three months ended September 30, 2015 and 2014. These results reflect both the results of StarStone Insurance Holdings Limited and its subsidiaries, referred to as StarStone (in the StarStone column), and the expenses related to Enstar management fees, the amortization of intangible assets, and acquisition-related expenses, each as incurred by Bayshore (in the Holding Companies column).

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	StarStone	Holding Companies	Total	StarStone	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$162,892	$(359)	$162,533	$120,229	$—	$120,229
Fees and commission income	1	—	1	—	—	—
Net investment income	2,842	—	2,842	2,930	—	2,930
Net realized and unrealized (losses) gains	(3,193)	—	(3,193)	(2,615)	—	(2,615)

	162,542	(359)	162,183	120,544	—	120,544

EXPENSES
Net incurred losses and LAE	96,885	(494)	96,391	79,215	—	79,215
Acquisition costs	32,797	—	32,797	18,905	—	18,905
Salaries and benefits	16,538	34	16,572	19,102	1,087	20,189
General and administrative expenses	11,374	6,664	18,038	12,776	7,175	19,951
Net foreign exchange losses (gains)	1,837	(211)	1,626	3,386	(190)	3,196

	159,431	5,993	165,424	133,384	8,072	141,456

EARNINGS (LOSS) BEFORE INCOME TAXES	3,111	(6,352)	(3,241)	(12,840)	(8,072)	(20,912)
INCOME TAXES	(533)	—	(533)	—	—	—

NET EARNINGS (LOSS)	2,578	(6,352)	(3,774)	(12,840)	(8,072)	(20,912)
Less: Net (earnings) loss attributable to noncontrolling interest	(1,057)	2,605	1,548	5,448	3,203	8,651

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,521	$(3,747)	$(2,226)	$(7,392)	$(4,869)	$(12,261)

Loss ratio(1)	59.5%			65.9%
Acquisition cost ratio(1)	20.1%			15.7%
Other operating expense ratio(1)	17.1%			26.5%

Combined ratio(1)	96.7%			108.1%

(1)	Refer to “Non-GAAP Financial Measures” above for a description of how these ratios are calculated.

Summary Comparison of Three Months Ended September 30, 2015 and 2014:

For StarStone, which excludes the Holding Companies, net earnings, before net earnings attributable to noncontrolling interest, improved by $15.4 million for the three months ended September 30, 2015.

For the StarStone segment, which includes the Holding Companies, net losses before net losses attributable to noncontrolling interest improved by $17.1 million for the three months ended September 30, 2015.

The reduction in net losses of $17.1 million for the StarStone segment was primarily attributable to an increase in the underwriting result of $11.2 million (comprised of an increase in net earned premiums of $42.3 million, less a $17.2 million increase in net incurred losses and LAE and a $13.9 million increase in acquisition costs). In addition, salaries and benefits decreased by $3.6 million and general and administrative expenses decreased by $1.9 million.

Noncontrolling interest in the net loss of the StarStone segment was $1.5 million, a reduction in net losses of $7.1 million compared to the three months ended September 30, 2014. The net loss for the StarStone segment attributable to Enstar Group Limited was $2.2 million, a reduction in net losses of $10.0 million compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

The following is a discussion and analysis of our results of operations for our StarStone segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	StarStone	Holding Companies	Total	StarStone	Holding Companies	Total
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$426,629	$(2,778)	$423,851	$258,468	$—	$258,468
Fees and commission income	15		15	—	—	—
Net investment income	10,397	—	10,397	4,295	—	4,295
Net realized and unrealized (losses) gains	(1,846)	—	(1,846)	603	—	603

	435,195	(2,778)	432,417	263,366	—	263,366

EXPENSES
Net incurred losses and LAE	255,150	(1,530)	253,620	159,555	—	159,555
Acquisition costs	84,305	—	84,305	48,507	—	48,507
Salaries and benefits	50,125	102	50,227	36,072	1,717	37,789
General and administrative expenses	33,216	14,271	47,487	25,912	19,975	45,887
Net foreign exchange (gains) losses	(401)	(153)	(554)	4,000	(179)	3,821

	422,395	12,690	435,085	274,046	21,513	295,559

EARNINGS (LOSS) BEFORE INCOME TAXES	12,800	(15,468)	(2,668)	(10,680)	(21,513)	(32,193)
INCOME TAXES	(521)	—	(521)	(394)	—	(394)

NET EARNINGS (LOSS)	12,279	(15,468)	(3,189)	(11,074)	(21,513)	(32,587)
Less: Net (earnings) loss attributable to noncontrolling interest	(5,035)	6,343	1,308	4,543	8,815	13,358

NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$7,244	$(9,125)	$(1,881)	$(6,531)	$(12,698)	$(19,229)

Loss ratio(1)	59.8%			61.7%
Acquisition cost ratio(1)	19.8%			18.8%
Other operating expense ratio(1)	19.5%			24.0%

Combined ratio(1)	99.1%			104.5%

(1)	Refer to “Non-GAAP Financial Measures” above for a description of how these ratios are calculated.

Summary Comparison of Nine Months Ended September 30, 2015 and 2014:

For StarStone, which excludes the Holding Companies, net earnings before net earnings attributable to noncontrolling interest improved by $23.4 million for the nine months ended September 30, 2015.

For the StarStone segment, which includes the Holding Companies, net losses before net losses attributable to noncontrolling interest improved by $29.4 million for the nine months ended September 30, 2015.

The reduction in net losses of $29.4 million for the StarStone segment was primarily attributable to an increase in the underwriting result of $35.5 million (comprised of an increase in net earned premiums of $165.4 million, less a $94.1 million increase in net incurred losses and LAE and a $35.8 million increase in acquisition costs). In addition, net foreign exchange contributed $4.3 million to the overall improvement. These positive movements were partially offset by an increase in salaries and benefits of $12.4 million and an increase in general and administrative expenses of $1.6 million. The period ended September 30, 2014 includes only the six months from April 1, 2014, the date of acquisition.

Noncontrolling interest in the net loss of the StarStone segment was $1.3 million, a reduction in net losses of $12.0 million for the nine months ended September 30, 2014. The net loss for the StarStone segment attributable to Enstar Group Limited was $1.9 million, a reduction in net losses of $17.3 million compared to the nine months ended September 30, 2014.

Gross Premiums Written:

The following table provides gross premiums written by line of business for the StarStone segment for the three and nine months ended September 30, 2015 and 2014:

	Gross Premiums Written
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$28,046	$39,965	$116,002	$85,820
Property	41,424	24,082	180,719	45,180
Aviation and Space	24,609	24,155	61,819	47,105
Workers Compensation	15,652	13,401	61,189	21,896
Casualty:
U.S. Excess Casualty	33,956	31,130	97,188	76,083
Healthcare	10,523	12,969	31,957	21,815
U.S. Management and Professional Liability	7,638	5,368	21,699	12,728
Non-U.S. Management and Professional Liability	7,194	2,624	19,775	10,785
Accident and Health	4,382	3,961	14,830	6,889

Total Casualty	63,693	56,052	185,449	128,300

Total	$173,424	$157,655	$605,178	$328,301

The gross premiums written in the table above for the nine months ended September 30, 2014 only include amounts for the six months from April 1, 2014, the date of acquisition of StarStone, to September 30, 2014.

Net Premiums Earned:

The following table provides net premiums earned by line of business for the StarStone segment for the three and nine months ended September 30, 2015 and 2014:

	Net Premiums Earned
	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(in thousands of U.S. dollars)
Marine and Excess Casualty	$30,996	$27,361	$83,100	$53,370
Property	34,772	25,185	88,682	45,264
Aviation and Space	22,907	18,366	58,543	36,246
Workers Compensation	20,095	6,686	56,622	10,607
Other	—	—	—	18,621
Casualty:
U.S. Excess Casualty	24,911	20,978	69,176	44,788
Healthcare	11,551	8,122	27,122	16,345
U.S. Management and Professional Liability	5,886	6,374	16,816	13,258
Non-U.S. Management and Professional Liability	7,619	4,915	14,691	15,146
Accident and Health	3,796	2,242	9,099	4,823

Total Casualty	53,763	42,631	136,904	94,360

Total	$162,533	$120,229	$423,851	$258,468

The net premiums earned in the table above for the nine months ended September 30, 2014 only includes amounts for the six months from April 1, 2014, the date of acquisition of StarStone, to September 30, 2014.

Net premiums earned for the StarStone segment for the three months ended September 30, 2015 increased by $42.3 million. The key drivers of the increase were the workers compensation book, which we have continued to grow since we began writing this business at the end of 2013, as well as the property line of business, which is experiencing growth as a result of new products written by StarStone following Enstar’s acquisition of Sussex.

Net premiums earned for the StarStone segment for the nine months ended September 30, 2015 increased by $165.4 million. The net premiums earned for the 2014 comparative period was only with respect to the six months beginning April 1, 2014.

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

Net investment income of $2.8 million for the three months ended September 30, 2015 was comparable to the same period in 2014. Net investment income for the nine months ended September 30, 2015 increased by $6.1 million to $10.4 million. The comparative period includes only the six months beginning April 1, 2014.

Net realized and unrealized losses for the three months and nine months ended September 30, 2015 were $3.2 million and $1.8 million, respectively, which was an increase of $0.6 million and $2.4 million, respectively, from the same periods in 2014. The increase in net realized and unrealized losses was primarily attributable to increases in interest rates across the U.S. yield curve.

Net Incurred Losses and Loss Adjustment Expenses:

For the three months and the nine months ended September 30, 2015, net incurred losses and loss adjustment expenses increased by $17.2 million and $94.1 million respectively. Net incurred losses and loss adjustment expenses for the current period are based on expected loss ratios for each line of business in respect of current period earned premium and are closely aligned with the change in earned premium. The movement for the nine months ended September 30, 2015 includes only six months of movement.

The StarStone loss ratio for the three months ended September 30, 2015 was 59.5%, which is 6.4% lower than the prior year ratio of 65.9%. The StarStone loss ratio for the nine months ended September 30, 2015 was 59.8%, which is a decrease of 1.9% over the prior year. The decreases are predominantly due to change in business mix, and significant savings made in the purchase of group reinsurance coverages, which have positively impacted the net StarStone loss ratio. The main growth in our underwriting has been in property and workers compensation lines. The overall decrease in the net loss ratio due to change in business mix was primarily related to growth in our property and workers compensation lines.

Actual versus expected movements are regularly reviewed by our actuaries to determine whether the current year expected loss ratios reflect management’s best estimate of ultimate losses. There is no assurance that conditions or trends that have affected the development of our reserves in the past will continue, and prior period development may not be indicative of development in future periods.

Acquisition Costs:

The acquisition cost ratios for the three months and the nine months ended September 30, 2015 were 20.1% and 19.8%, respectively. These ratios are 4.4% and 1.0% greater than prior periods largely because the mix of business written in recent periods had higher acquisition costs.

Salaries and Benefits:

Salaries and benefits costs for the three months ended September 30, 2015 and 2014 were $16.6 million and $20.2 million, respectively. The decrease of $3.6 million was primarily the result of a lower headcount.

Salaries and benefits costs for the nine months ended September 30, 2015 and 2014 were $50.2 million and $37.8 million, respectively. This increase of $12.4 million was primarily attributable to the 2014 comparative period being six months as compared to nine months in 2015, partially offset by lower costs in 2015 due to a decrease in headcount.

General and Administrative Expenses:

General and administrative expenses for the StarStone segment were $18.0 million and $20.0 million for the three months ended September 30, 2015 and 2014, respectively. The amounts for the three month period ended September 30, 2015 were comprised of $11.3 million directly incurred by StarStone’s operations and $6.7 million incurred by Bayshore comprising management fee expenses charged by Enstar and amortization of definite-lived intangible assets. The amounts for the three month period ended September 30, 2014 were comprised of $12.8 million directly incurred by StarStone’s operations and $7.2 million incurred by Bayshore comprising management fee expenses charged by Enstar and acquisition-related expenses.

General and administrative expenses for the StarStone segment were $47.5 million and $45.9 million for the nine months ended September 30, 2015 and 2014, respectively. The amounts for the nine months ended September 30, 2015 were comprised of $33.2 million directly incurred by StarStone’s operations and $14.3 million incurred by Bayshore comprising management fee expenses charged by Enstar and amortization of definite-lived intangible assets. The amounts for the nine month period ended September 30, 2014 were comprised of $25.9 million directly incurred by StarStone’ operations and $20.0 million incurred by Bayshore comprising management fee expenses charged by Enstar and acquisition related expenses. The nine month period ended September 30, 2014 only includes the six month period since acquisition. Excluding the impact of the difference in periods, expenses are lower than the prior year as a result of expense management initiatives.

Life and Annuities Segment

Our life and annuities segment consists of the operations of our subsidiaries managing our closed-block of life and annuities business, which primarily consists of the life and annuities operations of Pavonia that we acquired on March 31, 2013. This segment also includes the life settlements business we acquired on May 5, 2015 from Wilton Re, which owns interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions.

We have also signed a definitive agreement to acquire NSA, which is anticipated to close during the fourth quarter of 2015. The transaction is expected to add life policy benefits of approximately $107.6 million to this segment, comprised of credit and traditional life insurance business that we will operate in run-off.

The following is a discussion and analysis of our results of operations for our life and annuities segment for the three and nine months ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$21,453	$27,034	$67,445	$81,122
Fees and commission income	—	—	—	34
Net investment income	16,147	9,783	37,678	29,724
Net realized and unrealized gains (losses)	625	(298)	568	9,016

	38,225	36,519	105,691	119,896

EXPENSES
Life and annuity policy benefits	22,989	26,549	73,926	81,090
Acquisition costs	5,333	3,785	11,338	11,343
Salaries and benefits	1,527	1,509	4,167	5,912
General and administrative expenses	3,368	2,707	7,850	7,820
Interest expense	608	165	1,408	1,051
Net foreign exchange (losses) gains	98	(887)	(634)	(954)

	33,923	33,828	98,055	106,262

EARNINGS BEFORE INCOME TAXES	4,302	2,691	7,636	13,634
INCOME TAXES	(1,773)	(969)	(2,998)	(4,810)

NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,529	$1,722	$4,638	$8,824

Net Premiums Earned:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Term life insurance	$6,897	$(277)	$7,174	$20,251	$(2,346)	$22,597
Assumed life reinsurance	5,348	(1,122)	6,470	15,299	(1,668)	16,967
Credit life and disability	9,208	(4,182)	13,390	31,895	(9,663)	41,558

	$21,453		$27,034	$67,445		$81,122

Net premiums earned decreased by $5.6 million and $13.7 million for the three and nine months ended September 30, 2015 as compared with comparative periods as a result of the run-off of policies during the period. The premiums in the life and annuities segment are expected to reduce by approximately 15 to 20% per annum as the blocks of business continue to run-off and policies lapse. Premiums have declined at a greater rate primarily due to our strategic decision to cancel select credit insurance products in the third quarter of 2015. Substantially all of the net premiums earned in the three and nine months ended September 30, 2015 and 2014 relate to the U.S. and Canadian business of the Pavonia companies.

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

Net Investment Income and Net Realized and Unrealized (Losses) Gains:

Net investment income increased by $6.4 million and $8.0 million for the three and nine months ended September 30, 2015, respectively, as compared with comparative periods. The increases were primarily attributable to the $9.3 million of net investment income earned relating to our investments in life settlements, which we acquired on May 5, 2015.

Net realized and unrealized gains decreased by $8.5 million for the nine months ended September 30, 2015 as compared with the comparative period. The decrease was primarily attributable to increases in interest rates across the U.S. yield curve in 2015.

The Pavonia companies business includes a periodic payment annuity (“PPA”) product. We have a long duration held-to-maturity investment portfolio to manage the cash flow obligations of these annuities. This held-to-maturity portfolio is carried at amortized cost and earns investment income. As a result, we would not anticipate any unrealized gains or losses on the portfolio. The carrying value of the held-to-maturity portfolio comprises approximately 72% of the Pavonia investments. The remaining 28% of the Pavonia investments consists of fixed maturity investments classified as trading securities, which constitute 24% of Pavonia’s investments and relate to the nonperiodic payment annuity business, with the remaining 4% of Pavonia’s investments held as equities and other investments.

Annualized Returns

The table below presents the annualized investment returns (inclusive of net investment income and net realized and unrealized (losses) gains), earned by the life and annuities segment on its cash and investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Annualized Return		Average Cash and Investment Balances		Annualized Return		Average Cash and Investment Balances
	2015	2014	2015	2014	2015	2014	2015	2014
	(in thousand of U.S. dollars)
Cash and fixed maturity investments	3.16%	2.90%	$1,200,612	$1,270,125	3.04%	3.83%	$1,223,234	$1,306,396
Other investments and equities	4.69%	5.42%	36,836	19,732	4.74%	10.59%	28,700	15,713
Combined overall	3.21%	2.94%	1,237,448	1,289,857	3.08%	3.91%	1,251,934	1,322,109

The average credit ratings of the fixed maturity investments in our life and annuities segment as at September 30, 2015 and 2014 were A+.

Life and Annuity Policy Benefits:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	Variance	2014	2015	Variance	2014
	(in thousands of U.S. dollars)
Periodic payment annuity benefits paid	$12,408	$(772)	$11,637	$34,122	$6,220	$40,342
Reductions in periodic payment annuity benefit reserves	(5,293)	(1,968)	(7,261)	(13,455)	(8,312)	(21,767)

Net change in periodic payment annuity benefit reserves	7,115		4,376	20,667		18,575

Net life claims benefits paid	18,542	3,619	22,161	61,072	2,958	64,030
Net change in life claims benefit reserves	(4,993)	2,380	(2,613)	(15,353)	3,521	(11,832)
Amortization of fair value adjustments	2,325	301	2,625	7,540	2,777	10,317

Net ultimate change in life benefit reserves	15,874		22,173	53,259		62,515

	$22,989		$26,549	$73,926		$81,090

Life and annuity policy benefits decreased by $3.6 million and $7.2 million for the three and nine months ended September 30, 2015 as compared with 2014. The decrease for the three months ended September 30, 2015 was primarily due to a decrease of $3.6 million in net life benefits paid as a result of the run-off of policies during the period. The decrease for the nine months ended September 30, 2015 was primarily due to a decrease in the amortization of fair value adjustments of $2.8 million and a decrease of $3.0 million in net life benefits paid as a result of the run-off of policies during the period.

Salaries and Benefits:

Salaries and benefits costs were comparable for the three months ended September 30, 2015 and 2014. Salaries and benefits costs for the life and annuities segment decreased by $1.7 million for the nine months ended September 30, 2015 as compared with 2014, primarily attributable to lower bonus allocation due to lower net earnings compared to prior year.

General and Administrative Expenses:

General and administrative expenses for the life and annuities segment increased by $0.7 million for the three months ended September 30, 2015 as compared with 2014, primarily attributable to an increase in management and professional fees. General and administrative expenses were comparable between the nine months ended September 30, 2015 and 2014.

Income Tax Expense:

Our income tax expense for the life and annuities segment was $1.8 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. The increase in income tax expense of $0.8 million was due to the increase in pre-tax net earnings of $1.6 million. The effective tax rates were 41.2% and 36.0% for the three months ended September 30, 2015 and 2014, respectively.

Our income tax expense for the life and annuities segment was $3.0 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in income tax expense of $1.8 million was due to the decrease in pre-tax net earnings of $6.0 million. The effective tax rates were 39.3% and 35.3% for the nine months ended September  30, 2015 and 2014, respectively.

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

At September 30, 2015, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of approximately $8.8 billion, compared to approximately $7.5 billion at December 31, 2014. Our cash and cash equivalent portfolio is comprised mainly of cash, high-grade fixed deposits, commercial paper with maturities of less than three months and money market funds.

Cash Flows

The following table summarizes our consolidated cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
Total cash provided by (used in):	2015	2014
	(in thousands of U.S. dollars)
Operating activities	$(537,451)	$437,825
Investing activities	352,034	(284,678)
Financing activities	258,347	137,670
Effect of exchange rate changes on cash	(10,280)	(13,043)

Net increase in cash and cash equivalents	62,650	277,774
Cash and cash equivalents, beginning of period	963,402	643,841

Cash and cash equivalents, end of period	$1,026,052	$921,615

See “Item 1. Financial Statements—Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2015 and 2014” for further information.

Operating

Net cash used by our operating activities for the nine month period ended September 30, 2015 was $537.5 million compared to net cash provided of $437.8 million for the nine month period ended September 30, 2014. This $975.3 million decrease was due primarily to the following:

(i)	an increase of $1.6 billion in purchases of trading securities between 2015 and 2014 predominantly due to our re-positioning of the investment portfolios we acquired this year; partially offset by

(ii)	an increase of $387.9 million in sales and maturities of trading securities; and

(iii)	an increase in the net changes in assets and liabilities of $206.0 million between 2015 and 2014.

Investing

Investing cash flows consist primarily of cash acquired from acquisitions and net proceeds on the sale and purchase of available-for-sale securities and other investments. Net cash provided by investing activities was $352.0 million during the nine months ended September 30, 2015 compared to net cash used of $284.7 million during the nine months ended September 30, 2014. The increase of $636.7 million between 2015 and 2014 was due primarily to the following:

(i)	movements in restricted cash and cash equivalents of $370.4 million during the nine months ended September 30, 2015 compared to $(82.0) million during the nine months ended September 30, 2014;

(ii)	an increase of $18.8 million in net cash acquired between 2015 and 2014, due primarily to the acquisition of Sussex and Voya; and

(iii)	an increase of $14.8 million in the sales and maturities of available-for-sale securities and a decrease of $32.3 million in the purchase of available-for-sale securities.

Financing

Net cash provided by financing activities was $258.3 million during the nine months ended September 30, 2015 compared to $137.7 million during the nine months ended September 30, 2014. The increase of $120.6 million in cash provided by financing activities was primarily attributable to the following:

(i)	an increase of $467.7 million in cash received attributable to bank loans related to acquisition activity, and a decrease of $70.7 million in the repayment of bank loans between 2015 and 2014; partially offset by

(ii)	a decrease of $257.0 million of contribution to surplus of subsidiary by redeemable noncontrolling interest between 2015 and 2014, due to contributions from the Trident funds and Dowling for the StarStone acquisition in 2014; and

(iii)	the purchase of noncontrolling interests from JCF II Funds and Shinsei of $140.0 million and $10.4 million, respectively, during 2015.

Investments

Aggregate invested assets, comprising cash and cash equivalents, restricted cash and cash equivalents, fixed maturities, equities and other investments, were $8.8 billion as of September 30, 2015 compared to $7.5 billion as of December 31, 2014, an increase of 17.3%. The increase in cash and invested assets resulted principally from acquisitions and significant new business.

We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities carried at fair value; (ii) a held-to-maturity portfolio of fixed maturity investments carried at amortized cost; (iii) available-for-sale portfolios of fixed maturity investments carried at fair value; and (iv) other investments carried at either fair value or cost.

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

As at September 30, 2015, we held investments on our balance sheet totaling $7.3 billion compared to $6.0 billion at December 31, 2014, with net unrealized losses included in accumulated comprehensive income of $5.1 million at September 30, 2015 compared to $3.0 million at December 31, 2014. As at September 30, 2015, we had approximately $4.4 billion of restricted assets compared to approximately $3.6 billion at December 31, 2014. Further details on the fair value and amortized cost of our investments by major category is included in Note 4—“Investments” of our unaudited condensed consolidated financial statements.

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

For our non-life run-off segment, our strategy of accelerating the settlement of our liabilities by commutation or otherwise has the potential to accelerate the natural payout of losses. Therefore, we maintain a relatively short-duration investment portfolio in order to provide liquidity for settlement opportunities and avoid having to liquidate longer dated investments. Accordingly, the majority of our investment portfolio consists of highly rated fixed maturities, including U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, at fair value, including private equities and private equity funds, fixed income funds, fixed income hedge funds, equity funds, a real estate debt fund, CLO equities and CLO equity funds. At September 30, 2015, these other investments totaled $988.4 million, or 13.5%, of our total balance sheet investments (December 31, 2014: $836.9 million or 13.9%).

For our life and annuities segment, we do not commute our policy benefits for life and annuity contracts liabilities and, as a result, we maintain a longer duration investment portfolio that attempts to match the cash flows and duration of our liability profile. Accordingly, the majority of this portfolio consists of highly rated fixed maturity investments, primarily corporate bonds.

Our fixed maturity investments associated with our PPA business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business. As these fixed maturity investments are classified as held-to-maturity, we invest surplus cash flows from maturities into longer dated fixed maturities. As at September 30, 2015, the duration of our fixed maturity investment portfolio associated with our PPA business was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.

Our fixed maturity investments associated with our non-PPA life business are primarily highly rated corporate bonds with which we attempt to match duration and cash flows to the liability profile for this business (the non-PPA life business has a short-duration liability profile). These fixed maturity investments are classified as trading, and therefore we may sell existing securities to buy higher yielding securities and funds in the future. As at September 30, 2015, the duration of our fixed maturity investment portfolio associated with our non-PPA life business was shorter than the liabilities.

The maturity profile of our fixed maturity and short-term investments as of September 30, 2015 and December 31, 2014 is shown in Note 4—“Investments” of our unaudited condensed consolidated financial statements.

As at September 30, 2015 and December 31, 2014, our fixed maturity and short-term investment portfolios had an average credit quality rating of A+ and AA-, respectively. At September 30, 2015 and December 31, 2014, our fixed maturity investments rated BBB or lower comprised 13.6% and 9.4% of our total investment portfolio, respectively. A table summarizing the credit quality of our fixed maturity and short-term investments is included in Note 4—“Investments” of our unaudited condensed consolidated financial statements.

At September 30, 2015 and December 31, 2015, we had $161.6 million and $130.5 million, respectively, of short-term investments. Short-term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short-term investments are carried at fair value.

Reinsurance Balances Recoverable

Our insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.

On an annual basis, both StarStone and Atrium purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s total third party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers. The majority of StarStone’s total third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.

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

As of September 30, 2015 and December 31, 2014, we had reinsurance balances recoverable of approximately $1.6 billion and $1.3 billion, respectively. The increase of $240.0 million in reinsurance balances recoverable was primarily a result of the Sussex acquisition, partially offset by commutations and cash collections made during the nine months ended September 30, 2015 in our non-life run-off and StarStone segments.

Further information on the composition of our reinsurance balances recoverable is included in Note 5—“Reinsurance Balances Recoverable” of our unaudited condensed consolidated financial statements. The top ten reinsurers, representing $1.0 billion as at September 30, 2015 were all rated A- or better, with the exception of three non-rated reinsurers with a total recoverable amount of $390.4 million for which we hold security in the form of pledged assets in trust or letters of credit issued to us.

As at September 30, 2015, we had reinsurance balances recoverable of $167.7 million relating to Lloyd’s of London syndicates that represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated ‘A+’ by Standard & Poor’s and ‘A’ by A.M. Best.

As at September 30, 2015 we recorded provisions for bad debt of $249.9 million, which was netted against the gross recoverable balance of $1.8 billion. The provision relates entirely to the non-life run-off segment. To estimate the provisions for bad debt, the reinsurance recoverable is first allocated to applicable reinsurers. As part of this process, ceded IBNR reserves are allocated by reinsurer. The ratio of the provisions for bad debt to total reinsurance balances recoverable (excluding provisions for bad debt) as of September 30, 2015 decreased to 13.7% as compared to 17.9% as of December 31, 2014, primarily as a result of the reinsurance balances recoverable of Sussex acquired during the period that required minimal provisions for bad debt, and the commutation of certain reinsurance balances recoverable with reinsurers for which we had large provisions for bad debt.

Loans Payable

We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Refer to Note 10—“Loans Payable” of our unaudited condensed consolidated financial statements for further information. Under these facilities, loans payable as of September 30, 2015 and December 31, 2014 were $730.7 million and $320.0 million, respectively. As at September 30, 2015 there was $40.3 million of available unutilized capacity under the EGL Revolving Credit Facility. Subsequent to September 30, 2015, we repaid $139.0 million of the outstanding principal on the facility, which increased our current available unutilized capacity to $179.3 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations and commitments by time period remaining to due date as at September 30, 2015 and updates the table on page 141 of our Annual Report on Form 10-K for the year ended December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and loss adjustment expenses(1)	$6,139.2	$1,302.2	$2,078.5	$896.3	$1,862.2
Policy benefits for life and annuity contracts(2)	2,499.6	77.7	74.8	68.9	2,278.2
Operating lease obligations	42.3	13.4	16.5	7.8	4.6
Investing Activities
Investment commitments	71.6	30.5	33.3	3.9	3.9
Financing Activities
Acquisition funding	39.9	39.9	—	—	—
Loan repayments (including estimated interest payments)	774.6	158.7	456.8	159.1	—

Total	$9,567.2	$1,622.4	$2,659.9	$1,136.0	$4,148.9

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

The amounts in the above table represent our estimates of known liabilities as of September 30, 2015 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, reserves for losses and loss adjustment expenses recorded in the unaudited condensed consolidated financial statements as of September 30, 2015 are computed on a fair value basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)	Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at September 30, 2015 of $1,196.3 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

Commitments and Contingencies

Investments

As at September 30, 2015, we had original commitments to investment funds of $320.0 million, of which $248.4 million has been funded, and $71.6 million remains outstanding as an unfunded commitment.

Guarantees

As at September 30, 2015 and December 31, 2014, we had, in total, parental guarantees supporting our insurance obligations in the amount of approximately $382.5 million and $238.6 million, respectively.

Acquisitions and Significant New Business

As of September 30, 2015, we had entered into a definitive agreement with respect to the purchase of NSA (described in “Recent Developments—Acquisitions and Significant New Business”), which is expected to close in the fourth quarter of 2015.

Legal Proceedings

For a discussion of legal proceedings, refer to Note 16—“Commitments and Contingencies” of our unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Critical Accounting Policies

Our critical accounting policies are discussed in Management’s Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed, except as set forth below.

Retroactive reinsurance

Retroactive reinsurance policies provide indemnification of losses and loss adjustment expenses with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. Deferred charges, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and loss adjustment expenses. Deferred charges amortization may also be accelerated periodically to reflect changes to the amount and timing of remaining estimated loss payments. Deferred charges are evaluated for recoverability quarterly on an individual contract basis.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

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

The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2015. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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

We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in the third quarter of 2015 were not materially different than those used in 2014, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.

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

The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our cash and fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at September 30, 2015:

	Interest Rate Shift in Basis Points
	-100	-50	0	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$6,923	$6,866	$6,782	$6,739	$6,678
Market Value Change from Base	2.1%	1.2%	0%	(0.6)%	(1.5)%
Change in Unrealized Value	$141	$84	$—	$(43)	$(104)

Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities and short-term investments portfolio may be materially different from the resulting change in realized value indicated in the table above.

The impact of an immediate change in interest rates on the fair value of our fixed maturity and short-term investments in both absolute terms and as a percentage of total investments and shareholders’ equity, has not changed significantly at September 30, 2015 compared to December 31, 2014.

Credit Risk

Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance recoverables, respectively, as discussed below.

Fixed Maturity and Short-Term Investments

As a holder of fixed maturity investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in Note 4—“Investments” in our unaudited condensed consolidated financial statements. At September 30, 2015, approximately 46.4% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency with 16.2% rated BBB or lower. The portfolio as a whole had an average credit quality rating of A+ as at September 30, 2015. In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.

Reinsurance

We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 5—“Reinsurance Balances Recoverable” in our unaudited condensed consolidated financial statements.

Equity Price Risk

Our portfolio of equity investments, including the equity funds included in other investments (collectively, “equities at risk”), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is generally correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at September 30, 2015 was $265.9 million. At September 30, 2015 the impact of a 10% decline in the overall market prices of our equities at risk would be $26.6 million, on a pre-tax basis.

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

We have exposure to foreign currency risk primarily through our ownership of Irish, U.K., Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income in shareholders’ equity.

Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints. The matching process is carried out quarterly in arrears and therefore any mismatches occurring in the period may give rise to foreign exchange gains and losses, which could adversely affect our operating results. We are, however, required to maintain assets in non-U.S. dollars to meet our contractual obligations and certain local country branch and regulatory requirements, which can restrict our ability to manage these exposures by currency matching. In addition, we may selectively utilize foreign currency forward contracts to mitigate foreign currency risk.

The table below summarizes our net exposure as of September 30, 2015 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

	GBP	EURO	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency expense	44.5	92.9	(4.0)	26.0	(4.6)	154.8
Pre-tax impact of a 10% movement of the U.S. dollar	4.5	9.3	(0.4)	2.6	(0.5)	15.5

(1)	Assumes 10% change in U.S. dollar relative to other currencies

Effects of Inflation

We do not believe that inflation has had or will have a material effect on our consolidated results of operations, however, the actual effects of inflation on our results cannot be accurately known until claims are ultimately resolved. Inflation may affect the value of our assets, as well as our liabilities including losses and LAE (by causing the cost of claims to rise in the future). Although loss reserves are established to reflect likely loss settlements at the date payment is made, we would be subject to the risk that inflation could cause these costs to increase above established reserves.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 16—“Commitments and Contingencies” of our unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 1A of our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2015. The risk factors identified therein have not materially changed.

Item 6.	EXHIBITS

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2015

ENSTAR GROUP LIMITED

By:	/s/ Mark Smith
Mark Smith
Chief Financial Officer, Authorized Signatory and Principal Accounting and Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 5, 2011).

3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) to the Company’s Form 10-Q filed on August 11, 2014).

3.3	Certificate of Designations for the Series A Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 21, 2011).

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).

10.1*+	Employment Agreement, dated August 18, 2015, by and between the Company and Orla M. Gregory.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files.

*	filed herewith
**	furnished herewith
+	denotes management contract or compensatory arrangement