Form 10-K
period 2015-12-31
Enstar Group LTD
filed 2016-02-29
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission File Number 001-33289

ENSTAR GROUP LIMITED
(Exact name of Registrant as specified in its charter)

BERMUDA	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Windsor Place, 3rd Floor, 22 Queen Street, Hamilton HM JX, Bermuda
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (441) 292-3645

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary shares, par value $1.00 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $1.47 billion based on the closing price of $154.95 per ordinary share on the NASDAQ Stock Market on that date. Shares held by officers and directors of the registrant and their affiliated entities have been excluded from this computation. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of February 25, 2016, the registrant had outstanding 16,151,293 voting ordinary shares and 3,130,408 non-voting convertible ordinary shares, each par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to its 2016 annual general meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

Enstar Group Limited
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report and the documents incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this annual report and the documents incorporated by reference, which could cause actual results to differ materially from those suggested by the forward looking statements. These factors include:

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

•	losses due to foreign currency exchange rate fluctuations;

•	increased competitive pressures, including the consolidation and increased globalization of reinsurance providers;

•	emerging claim and coverage issues;

•	lengthy and unpredictable litigation affecting assessment of losses and/or coverage issues;

•	loss of key personnel;

•	the ability of our subsidiaries to distribute funds to us and the resulting impact on our liquidity;

•	our ability to comply with covenants in our debt agreements;

•	changes in our plans, strategies, objectives, expectations or intentions, which may happen at any time at management’s discretion;

•	operational risks, including system, data security or human failures and external hazards;

•
risks relating to our acquisitions, including our ability to continue to grow, successfully price acquisitions, evaluate opportunities, address operational challenges, support our planned growth and assimilate acquired companies into our internal control system in order to maintain effective internal controls, provide reliable financial reports and prevent fraud;

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

•	risks relating to the performance of our investment portfolio and our ability to structure our investments in a manner that recognizes our liquidity needs;

•	tax, regulatory or legal restrictions or limitations applicable to us or the insurance and reinsurance business generally;

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

PART I
ITEM 1.     BUSINESS
Company Overview
Enstar Group Limited ("Enstar") is a Bermuda-based holding company, formed in 2001. Enstar is a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through its network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Enstar is listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". In this report, the terms "Enstar," "the Company," "us," and "we" are used interchangeably to describe Enstar and our subsidiary companies.
Our fundamental corporate objective is growing our net book value per share. We strive to achieve this primarily through growth in net earnings from both organic and accretive sources, including the completion of new acquisitions, the effective management of companies and portfolios of business acquired, and the execution of active underwriting strategies.
Enstar focuses on the acquisition and management of insurance and reinsurance companies in run-off, and the acquisition and management of portfolios of insurance and reinsurance business in run-off. Since formation, we have completed the acquisition of over 70 insurance and reinsurance companies and portfolios of business. Although achieving growth through strategic acquisitions is our primary focus, we also provide management, consulting and other services to the insurance and reinsurance industry globally.
In recent years, Enstar has diversified further, and we now operate two specialty active underwriting businesses:

•	Atrium Underwriting Group Limited and its subsidiaries ("Atrium"), which manage and underwrite specialist insurance and reinsurance business for Lloyd’s Syndicate 609; and

•
StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") (formerly known as the Torus group), which is an A.M. Best A- rated global specialty insurance group with multiple underwriting platforms.

Business Strategy
Enstar aims to maximize growth in net book value per share by employing the following strategies:
We Leverage Management’s Experience and Industry Relationships to Solidify Enstar’s Position in the Run-Off Market.  Enstar leverages the extensive experience and relationships of our senior management team to solidify our position as a leading run-off acquirer and generate future growth opportunities.
We Engage in Highly Disciplined Acquisition, Management and Reinsurance Practices across a Diverse Portfolio of Loss Reserves.  Enstar employs a disciplined approach when assessing, acquiring or managing portfolios of risk, which we believe minimizes risk and increases the probability of delivering positive operating results from the companies and portfolios acquired or managed. Enstar is highly selective in reviewing potential acquisition targets and management engagements. When considering any acquisition, we carefully analyze the target’s risk exposures, claims practices and reserve requirements.
We Aim to Profitably Underwrite Selected Specialty Lines to Enhance Future Growth Opportunities.  Through our Atrium and StarStone segments, Enstar selectively underwrites in chosen specialty lines, with a focus on balancing risk exposures. Through Atrium and StarStone, the group’s underwriting activity grows organically; and when Enstar acquires run-off businesses, the group’s active underwriting companies are well-positioned to capture profitable active business in specialty lines previously identified as attractive.
We Manage Claims Professionally, Expeditiously, and Cost-Effectively. Enstar aims to manage claims made against group companies and portfolios in a professional and disciplined manner, drawing on in-house expertise to dispose of risks efficiently. Enstar strives to pay valid claims on a timely basis, while relying on well-documented policy terms and exclusions where applicable, and litigation when necessary, to defend against paying invalid claims.
We Seek to Commute Assumed Liabilities and Ceded Reinsurance Assets at a Discount to the Ultimate Liability. Using detailed claims analysis and actuarial projections, Enstar seeks to negotiate with policyholders, both in the non-life run-off insurance and reinsurance companies or portfolios that the group owns or manages, with a goal of commuting existing insurance and reinsurance liabilities at a discount to the ultimate liability.

We Prudently Manage Investments and Capital. In managing investments and deploying group capital, Enstar strives to achieve superior risk-adjusted returns, while growing profitability and generating long-term growth in shareholder value.
Recent Developments and Strategic Growth Initiatives
Enstar transactions typically take the form of either acquisitions or portfolio transfers. In an acquisition, we acquire an insurance or reinsurance company and manage the run-off or continued underwriting of risk in its business lines. In a portfolio transfer, a reinsurance contract transfers risk from the initial insurance or reinsurance company to a company in the Enstar group. Enstar also enters into reinsurance to close ("RITC") transactions with Lloyd's of London ("Lloyd's") insurance and reinsurance syndicates in run-off, whereby a portfolio of run-off liabilities is transferred from one Lloyd’s syndicate to another.
The substantial majority of Enstar’s acquisitions have been in the non-life run-off business, which generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
Following our acquisitions of Atrium and Starstone, in 2013 and 2014, respectively, Enstar has evolved from a stand-alone run-off consolidator to a more diversified insurance group with active underwriting capabilities. Enstar had several rationales for acquiring Atrium and StarStone:

•
Atrium’s and StarStone’s underwriting businesses now provide Enstar with a new earnings stream, which reduces the impact of volatility in earnings from non-life run-off businesses, while concurrently offering the group new growth avenues.

•
We believe that having active underwriting businesses enhances the group’s overall ability to compete for new acquisition targets because the addition of active underwriting capabilities allows the group to acquire renewal rights or provide loss portfolio reinsurance in connection with such acquisitions. These capabilities can attract certain vendors, and may provide Enstar with additional flexibility in structuring proposed transactions.

•
Having both run-off and active underwriting businesses within our group allows Enstar to evaluate an acquisition target not only for its fundamental run-off potential, but also for the ongoing value of its profitable business lines.

The management of claims and the control of expenses are Enstar’s core competencies and active underwriting is a relatively new area for the group. Accordingly, we partnered with the Trident V funds ("Trident") (managed by Stone Point Capital LLC) in the acquisitions of the active underwriting businesses. Stone Point Capital is a financial services-focused private equity firm that has significant experience investing in insurance and reinsurance companies and other insurance-related businesses, which Enstar believes is valuable in our active underwriting joint ventures.
In each of the Atrium and StarStone transactions, Enstar has a 59.0% equity interest, Trident has a 39.3% equity interest, and Dowling Capital Partners, L.P. ("Dowling") has a 1.7% equity interest.
Enstar has further expanded its portfolio of run-off businesses in recent years to include closed life and annuities, primarily through the acquisitions of the Pavonia companies in 2013 and National Suisse Assurance in 2015 (now renamed Alpha Insurance SA). In addition to increasing the group’s portfolio diversification, we believe the addition of life and annuities businesses has the potential to provide a stable long-term earnings and cash flow stream that may counter some of the earnings volatility in the group’s core non-life run-off business.
Recent Acquisitions and Significant New Business
Allianz SE
On February 17, 2016, we entered into a reinsurance agreement with Allianz SE ("Allianz") to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement, our subsidiary will reinsure 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and in the process will assume net reinsurance reserves of approximately $1.1 billion. Affiliates of Allianz will retain approximately $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we will transfer approximately $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee will initially be capped at $270.0 million. Consummation of the transaction is subject to final regulatory approval.
In addition to the reinsurance transaction described above, we have entered into a consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.
Doctors
On November 30, 2015, we completed the assignment and assumption of a portfolio of primarily workers' compensation business from The Doctors Company and its affiliates. Total assets and liabilities assumed were $29.5 million.
Nationale Suisse Assurance
On November 13, 2015, we acquired Nationale Suisse Assurance S.A. ("NSA") from Helvetia Group. NSA is a Belgium-based insurance company with non-life insurance and life insurance business. We changed the name of NSA to Alpha Insurance SA ("Alpha") at closing. The total consideration for the transaction was €32.8 million (approximately $35.2 million), which we financed from cash on hand.
Sun Life
On September 30, 2015, we entered into two 100% reinsurance agreements and a related administration services agreement with Sun Life Assurance Company of Canada and its U.S. branch (together, "Sun Life") pursuant to which we reinsured all of the run-off workers' compensation carve-out and occupational accident business of Sun Life. We assumed gross reinsurance reserves of $128.3 million, received total assets of $122.5 million and recorded a deferred charge of $5.8 million included in other assets. We transferred approximately $30.6 million of additional funds into trust to further support our obligations under the reinsurance agreements. We also provided limited parental guarantees, subject to an overall maximum of approximately $36.8 million.
Voya Financial Reinsurance (ReliaStar)
On May 27, 2015, we entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya Financial Reinsurance ("Voya"), pursuant to which we reinsured all of the run-off workers' compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing our obligations under the reinsurance agreements. We assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million included in other assets. We transferred approximately $67.2 million of additional funds to the trusts to further support our obligations under the reinsurance agreements. We also provided a limited parental guarantee, subject to a maximum cap with respect to the reinsurance liabilities. As of December 31, 2015, the amount of the parental guarantee was $58.0 million.
Life Settlements (Wilton Re)
On May 5, 2015, we completed the acquisitions of two Delaware companies from subsidiaries of Wilton Re Limited ("Wilton Re") that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. The total consideration for the transaction was $173.1 million, payable in two installments. The first installment of $89.1 million was paid on closing. The second installment of $83.9 million, due on the first anniversary of closing, is expected to be funded from cash on hand. Subsequent to the closing of this transaction, Canada Pension Plan Investment Board ("CPPIB"), the majority shareholder of Wilton Re, separately acquired certain voting and non-voting shares of Enstar, as described below.
Sussex Insurance Company (formerly known as Companion Property and Casualty Insurance Company)
On January 27, 2015, we completed the acquisition of Companion Property and Casualty Insurance Company ("Companion") from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina-based insurance group with property, casualty, specialty and workers' compensation business, and has also provided fronting and third-party administrative services. The total consideration for the transaction was $218.0 million in cash, which was financed 50% through borrowings under a Term Facility Agreement with National Australia Bank Limited and Barclays Bank PLC (the "Sussex Facility") and 50% from cash on hand. We changed the name of Companion to Sussex Insurance Company ("Sussex") following the acquisition, and the company is operating as part of our Non-life Run-off segment. In addition, StarStone is renewing certain business from Sussex.

Reciprocal of America
On January 15, 2015, we completed a loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) ("Reciprocal") and its Deputy Receiver relating to a portfolio of workers' compensation business that has been in run-off since 2003. The total insurance reserves assumed were $162.1 million with an equivalent amount of cash and investments received as consideration.
The tables below sets forth summaries of acquisitions and significant new business in excess of $50 million in acquired assets that we have signed or completed since January 1, 2015. For a more detailed explanation of these transactions, as well as transactions completed in 2014 and 2013, refer to "Note 3 - Acquisitions" and "Note 4 - Significant New Business" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Acquisitions (January 1, 2015 - Present)
Company Name	Purchase Price	Assets Acquired	Liabilities Acquired	Goodwill	Segment	Primary Nature of Business
Alpha Insurance SA (formerly Nationale Suisse Assurance)	$35.2 million	$234.5 million	$199.3 million	Nil	Non-life Run-off and Life and Annuities	European non-life and life insurance
Wilton Re Life Settlements	$173.1 million	$173.6 million	$0.5 million	Nil	Life and Annuities	Life settlement policies
Sussex Insurance Company (formerly Companion)	$218.0 million	$1.6 billion	$1.4 billion	Nil	Non-life Run-off	U.S. property, casualty, specialty and workers' compensation

Significant New Business (January 1, 2015 - Present)
Company Name	Purchase Price	Assets Acquired	Liabilities Acquired	Deferred Charge	Segment	Primary Nature of Business
Allianz SE	N/A	$1.1 billion	$1.1 billion	Nil	Non-life Run-off	U.S. workers' compensation, construction defect, asbestos, pollution and toxic tort
Sun Life Assurance Company of Canada and its U.S. branch	N/A	$122.5 million	$128.3 million	$5.8 million	Non-life Run-off	U.S. and Canadian workers' compensation carve-out and occupational accident
Voya Financial Reinsurance (ReliaStar)	N/A	$307.0 million	$572.4 million	$265.4 million	Non-life Run-off	U.S. and Canadian workers' compensation carve-out and occupational accident
Reciprocal of America (in Receivership)	N/A	$162.1 million	$162.1 million	Nil	Non-life Run-off	U.S. workers’ compensation reinsurance
Other Transactions
Aligned Re
We announced in December 2015 that we had agreed in principle to act as reinsurance manager for a newly-formed Bermuda company, Aligned Re Ltd. ("Aligned Re"), which is expected to be funded with third-party capital alongside anticipated investments from Enstar and certain of our affiliates, including $100.0 million that Enstar has already invested. UBS O'Connor LLC is expected to act as investment manager for Aligned Re. StarStone is expected to purchase reinsurance via quota share agreements with Aligned Re. In addition, certain Enstar run-off subsidiaries are expected to enter into loss portfolio transfer agreements with Aligned Re.
StarStone Rebranding
On September 14, 2015, Torus announced that we were changing the names of it and its subsidiary companies to StarStone with immediate effect. The rebranding reflects significant progress in strengthening the management team and reorganizing areas of the business. The business approach and organizational values remain unchanged as the leadership, underwriting and service teams continue to focus on delivering specialty products to a global client base. The new brand highlights StarStone’s position within Enstar and the strength of the combined partnership with Stone Point Capital, which manages the Trident funds co-invested in StarStone. We also changed the name of the

StarStone holding company from Bayshore Holdings Limited ("Bayshore") to StarStone Specialty Holdings Limited ("StarStone Holdings").
For the year ended December 31, 2015, we recognized an impairment charge of $4.0 million related to the Torus brand in relation to the StarStone rebranding exercise.
Reorganization of Certain Subsidiary Holding Companies
On December 23, 2015, our wholly-owned subsidiary, Kenmare Holdings Ltd. ("Kenmare"), together with its co-investors in StarStone Holdings (formerly Bayshore) and Northshore Holdings Limited ("Northshore"), completed a corporate holding company reorganization of these companies (the "Reorganization"). Our co-investors in StarStone Holdings and Northshore are Trident and Dowling. StarStone Holdings is a holding company that was formed to acquire the StarStone group of companies in 2014. Northshore is a holding company that was formed to acquire Atrium and Arden Reinsurance Company Ltd. ("Arden") in 2013. Following the Reorganization, StarStone Holdings and Northshore are owned by a common parent, North Bay Holdings Limited, a Bermuda exempted company ("North Bay"). The Reorganization streamlines the ownership structure for Enstar’s two active underwriting platforms, StarStone and Atrium, and is expected to provide administrative efficiencies. The Reorganization did not materially affect any of the investor rights and obligations or the ultimate economic ownership of either company.
Repurchase of Noncontrolling Interests
On June 30, 2015, we entered into a Sale and Purchase Agreement with J.C. Flowers II L.P., J.C. Flowers II-A L.P., J.C. Flowers II-B, L.P. and Financial Service Opportunities L.P. (collectively, the "JCF II Funds"), pursuant to which we purchased all of the non-voting preference shares of Cumberland Holdings Ltd. and Courtenay Holdings Ltd., which represent all of the noncontrolling interest owned directly by the JCF II Funds in our subsidiaries, for an aggregate price of $140.0 million. Immediately prior to the repurchase, the book value of the JCF II Funds’ noncontrolling interest was $182.8 million. The transaction closed on September 30, 2015.
On September 3, 2015, we entered into a Sale and Purchase Agreement with Shinsei Bank, Limited ("Shinsei"), pursuant to which we purchased all of the Class B shares of Comox Holdings Ltd., which represents all of the noncontrolling interest owned directly by Shinsei in our subsidiaries, for an aggregate price of $10.4 million. Immediately prior to the repurchase, the book value of Shinsei’s noncontrolling interest was $12.5 million. The transaction closed on September 8, 2015.
Significant New Shareholder - CPPIB
On June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, "First Reserve"). These shares constitute a 9.3% voting interest and a 9.9% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. CPPIB has also signed a definitive agreement to acquire additional voting shares.  Upon the closing of that acquisition, which is subject to regulatory approval, CPPIB and certain parties affiliated with CPPIB would own a 13.9% voting interest in Enstar and a 13.8% aggregate economic interest.
CPPIB, together with management of Wilton Re, owns 100% of the common stock of Wilton Re. The closing of our transaction with Wilton Re (described in "Acquisitions and Significant New Business" above) occurred prior to CPPIB's investment in Enstar.
Operating Segments
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For additional information and financial data relating to our segments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment," "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments" and "Note 22 - Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Non-life Run-off
Our Non-life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off businesses of StarStone and Arden. It also includes our smaller management business, in which we manage the run-off portfolios of third parties through our service companies.

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
Participants in the industry often have portfolios of business that are either inconsistent with their core competency or provide excessive exposure to a particular risk or segment of the market (i.e., workers' compensation, property/casualty, asbestos, environmental, director and officer liability, etc.). These non-core and/or discontinued portfolios are often associated with potentially large exposures and lengthy time periods before resolution of the last remaining insured claims, resulting in significant uncertainty to the insurer or reinsurer covering those risks. These factors can distract management, drive up the cost of capital and surplus for the insurer or reinsurer, and negatively impact the insurer’s or reinsurer’s credit rating, which makes the disposal of the unwanted company or portfolio an attractive option. Alternatively, the insurer may wish to maintain the business on its balance sheet, yet not divert significant management attention to the run-off of the portfolio. The insurer or reinsurer, in either case, is likely to engage a third party that specializes in run-off management, such as Enstar, to purchase or manage the company or portfolio in run-off.
In the sale of a company in run-off, a purchaser, such as Enstar, may pay a discount to the book value of the company based on the risks assumed and the relative value to the seller of no longer having to manage the company in run-off. Such a transaction can be beneficial to the seller because it receives an up-front payment for the company, eliminates the need for its management to devote any attention to the disposed company and removes the risk that the established reserves related to the run-off business may prove to be inadequate. The seller is also able to redeploy its management and financial resources to its core businesses.
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
Overall, the focus of our Non-life Run-off segment is to acquire companies or portfolios in run-off and to effectively manage that business in ways that further our primary corporate objective of growing Enstar's net book value per share.
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

Run-off Management
Following the acquisition of a company or portfolio of business in run-off, or a new consulting engagement to manage a company or portfolio of business in run-off, we strive to conduct the run-off in a disciplined and professional manner to efficiently discharge the liabilities associated with the business while preserving and maximizing its assets. Our approach to managing our acquired companies and portfolios of business in run-off, as well as run-off companies or portfolios of businesses we manage on behalf of third-party clients, includes, where possible, negotiating with third-party insureds and reinsureds to commute their insurance or reinsurance agreement (sometimes called policy buy-backs) for an agreed upon up-front payment by us, or the third-party client, and to more efficiently manage payment of insurance and reinsurance claims. We attempt to commute policies with direct insureds or reinsureds to eliminate uncertainty over the amount of future claims. Commutations and policy buy-backs provide an opportunity for the company to exit exposures to certain policies and insureds generally at a discount to the ultimate liability and provide the ability to eliminate exposure to further losses. Commutations can also reduce the duration, administrative burden and ultimately the future cost of the run-off.
In certain lines of business, such as direct workers’ compensation insurance, commutations and policy buy-back opportunities are not typically available, and our strategy with respect to these businesses is to derive value through efficient and effective management of claims.
An integral factor to our success is our ability to analyze, administer, and settle claims while managing related expenses, such as loss adjustment expenses ("LAE"). We have implemented claims handling guidelines along with claims reporting and control procedures in all of our claims units. All claims matters are reviewed regularly, with all material claims matters being circulated to and authorized by management prior to any action being taken. Our claims management processes also include leveraging our extensive relationships and developed protocols to more efficiently manage outside counsel and other third parties to reduce expenses. With respect to certain lines of business, we have arrangements with third-party administrators to manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. These agreements generally set forth the duties of the third-party administrators, limits of authority, indemnification language designed for our protection and various procedures relating to compliance with laws and regulations. These arrangements are also subject to review by our relevant claims departments, and we monitor these administrators on an ongoing basis.
Following the acquisition of a company or portfolio of business in run-off, or new consulting engagement, we analyze the acquired exposures and reinsurance receivables on a policyholder-by-policyholder basis to identify those we wish to approach to discuss commutation. In addition, policyholders and reinsurers often approach us requesting commutation. We then carry out a full analysis of the underlying exposures in order to determine the viability of a proposed commutation. From the initial analysis of the underlying exposures, it may take several months, or even years, before a commutation is completed. In a number of cases, if we and the policyholder or reinsurer are unable to reach a commercially acceptable settlement, the commutation may not be achievable, in which case we will continue to settle valid claims from the policyholder, or collect reinsurance receivables from the reinsurer, as they become due.
Certain insureds and reinsureds are often willing to commute with us, subject to receiving an acceptable settlement, as this provides certainty of recovery of what otherwise may be claims that are disputed in the future, and often provides a meaningful up-front cash receipt that, with the associated investment income, can provide funds to meet future claim payments or even commutation of their underlying exposure. Therefore, subject to negotiating an acceptable settlement, many of our insurance and reinsurance liabilities and reinsurance receivables are able to be either commuted or settled by way of policy buy-back over time. Properly priced commutations may reduce the expense of adjusting direct claims and pursuing collection of reinsurance, realize savings, remove the potential future volatility of claims and reduce required regulatory capital.
We manage cash flow with regard to reinsurance recoverables by working with reinsurers, brokers and professional advisors to achieve fair and prompt payment of reinsured claims, taking appropriate legal action to secure receivables where necessary. We also attempt where appropriate to negotiate favorable commutations with our reinsurers by securing a lump sum settlement from reinsurers in complete satisfaction of the reinsurer’s past, present and future liability in respect of such claims.
Consulting Services
We provide consultancy services to third parties in the insurance and reinsurance industry primarily through our subsidiaries, the Cranmore companies, Enstar Limited, Enstar (US), Inc., Paladin Managed Care Services, Inc. ("Paladin") and Kinsale Brokers Limited. The services we provide range from full-service incentive-based or fixed fee run-off management to bespoke solutions such as claims inspection, claims validation, reinsurance asset collection and IT consulting services. Paladin, acquired in 2013 as part of the SeaBright Holdings, Inc. ("SeaBright") transaction, provides medical bill review, utilization review, physician case management and related services in the workers’ compensation area. In addition to third-party engagements, our consultancy companies also perform these services in-house for our Enstar companies, using their expertise to assist in managing our run-off portfolios and performing certain due diligence matters relating to acquired businesses.
Atrium
Our Atrium segment is comprised of the active underwriting operations and financial results of Northshore, a holding company that owns Atrium and its subsidiaries and Arden. Enstar acquired Atrium on November 25, 2013. Atrium was regarded as an attractive expansion opportunity by Enstar management primarily because of its skilled underwriting and management teams, and its strong historical performance at Lloyd’s.
Atrium’s wholly-owned subsidiary, Atrium Underwriters Ltd, manages Syndicate 609 which underwrites specialist insurance and reinsurance business at Lloyd’s. Atrium’s wholly-owned subsidiary, Atrium 5 Ltd., provides approximately 25% of the underwriting capacity and capital to Syndicate 609, with the balance provided by traditional Lloyd’s Names. Atrium has offices in London, the United States, Canada, and Singapore. Generally speaking, Atrium continues to operate in accordance with the underwriting and other business strategies established pre-acquisition, although we and Trident continually review these strategies and business goals and expect to develop synergies with our existing business operations over time.
Arden is a Bermuda-based reinsurance company that provides reinsurance to Atrium (through an approximately 65% quota share reinsurance arrangement with Atrium 5 Ltd, which is eliminated upon consolidation) and is currently in the process of running off certain other discontinued businesses. Results related to Arden’s discontinued business are included within our Non-life Run-off segment.
Business Lines
Syndicate 609 provides insurance and reinsurance on a worldwide basis including the United States, Europe, the Far East and Australasia. Atrium specializes in a wide range of industry classes, including accident and health, aviation, marine, property and casualty binding authorities, non marine direct and facultative, liability, reinsurance, upstream energy and war and terrorism. Lloyd’s business is often underwritten on a subscription basis across the insurance market. Atrium is the lead underwriter in approximately 35% of the business it underwrites.
Lloyd’s is a surplus lines insurer and an accredited reinsurer in all U.S. states and territories, and a licensed (or admitted) insurer in Illinois, Kentucky and the U.S. Virgin Islands.
A description of each of Atrium's lines of business follows:
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
Property and Casualty Binding Authorities. The property and casualty binding authority portfolio includes a broad range of small and medium business entity insurance products offered across the United States and Canada. Typical property risks include commercial, vacant and hard-to-place residential dwellings. Typical casualty risks include owners, landlords and tenants, business owners, artisan, special events and various niche products. Business is written through both traditional binding authorities as well as online binding authorities through AUGold, Atrium’s proprietary online system that is used by brokers.
Upstream Energy. The upstream energy line of business is split into two main categories of assureds: operators (private and publicly quoted companies, national oil companies and Oil Insurance Limited members) and contractors (for drilling, service and construction entities). The principal coverage is physical damage/business interruption, control of well and associated pollution, construction and Gulf of Mexico windstorm and other natural catastrophe perils. Nearly all of the upstream energy line of business is sourced through Lloyd’s brokers, with the significant majority written on a facultative basis and a smaller amount written on a treaty basis.
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
Aviation. The aviation portfolio includes all aspects of aviation insurance, with Atrium specializing in rotor wing and non-major airlines. The majority of the account is sourced through London brokers as direct or facultative reinsurance of a local reinsurer. This line of business also includes a space account, which covers launch as well as in-orbit risks and is written through an underwriting consortium managed by Atrium.
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
Distribution
All of the business in the Atrium segment is placed through insurance and reinsurance brokers, and a key distribution channel for Syndicate 609 is the managing general agent binding authorities. Atrium seeks to develop relationships with insurance and reinsurance brokers, insurance and reinsurance companies, large global corporations and financial intermediaries to develop and underwrite business. Independent brokers Marsh Inc., Willis Group Holdings Ltd. and Aon Benfield Group Ltd. accounted for 11%, 11% and 8%, respectively, of Atrium’s gross premiums written for the year ended December 31, 2015 (approximately 30% collectively). Other brokers (each individually less than 10%) accounted for 70% of gross premiums written.
Atrium’s proprietary online platform, AUGold, provides end-to-end processing, quote and policy production for managing general agents across a range of classes of business.  The platform provides agents with efficient and cost effective access to Lloyd’s binding authorities and is designed to enable Atrium to compete more effectively with North American excess and surplus lines carriers.
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
Claims Management
Claims in respect of business written by Syndicate 609 are primarily notified by various central market bureaus. Where a syndicate is a "leading" syndicate on a Lloyd’s policy, its underwriters and claims adjusters work directly with the broker or insured on behalf of itself and the following market for any particular claim. This may involve appointing attorneys or loss adjusters. The claims bureaus and the leading syndicate advise movement in loss reserves to all syndicates participating on the risk. If necessary, Atrium's claims department may adjust the case reserves it records from those advised by the bureaus.

Reinsurance Ceded
On an annual basis Atrium purchases a tailored outwards reinsurance program designed to manage its risk profile. The majority of Atrium’s third-party reinsurance cover is with Lloyd’s Syndicates or other highly rated reinsurers.
StarStone
Our StarStone segment is comprised of the active underwriting operations and financial results of StarStone Holdings (formerly known as Bayshore), a holding company that owns StarStone and its subsidiaries. Results relating to StarStone’s run-off lines of business are included within our Non-life Run-off segment.
We acquired StarStone (formerly known as Torus) on April 1, 2014 in partnership with Trident (managed by Stone Point Capital). Dowling also has a minority investment. StarStone rebranded during 2015, as described above. Under our ownership, and with a strengthened management team, StarStone’s strategy emphasizes underwriting discipline and focuses on profitable lines and improvement of operational effectiveness and efficiency.
StarStone is a global specialty insurer operating worldwide from key underwriting hubs in the Lloyd's and London markets, Bermuda, Continental Europe, and the United States. StarStone has six wholly-owned insurance platforms and licenses to serve a global client base. Through Syndicate 1301, we offer a variety of specialty products at Lloyd’s. Syndicate 1301 is managed by StarStone's wholly-owned Lloyd’s managing agency.
Business Lines
StarStone offers a broad range of property, casualty and specialty insurance products to both large multi-national and small and middle-market clients around the world. A description of StarStone's business lines is as follows:
Casualty.  Casualty is StarStone's largest product group, including StarStone’s U.S. excess casualty, global management and professional liability, global healthcare, and accident and health products. The U.S. excess casualty product includes umbrella, excess and retained limit products across a wide range of market segments focused on small to mid-market businesses. The global management and professional liability product specializes in directors and officers and professional liability protection for both traditional and emerging professions. Our healthcare product provides insurance for acute care centers, nursing homes, small hospitals, physician groups, senior living facilities, and others. The accident and health product provides protection for a broad range of groups and individuals such as air crew personal accident and loss of license, accidental death and permanent and temporary disability for individuals including athletes and high net worth individuals.
Marine.   We provide a broad range of marine and specialty products including hull and machinery, marine and energy liabilities, cargo, war, transport, specie and fine art, and terrorism. These products are written through Lloyd's Syndicate 1301, our European branch network and by some of our U.S.-based teams. We also provide high excess casualty coverage placed in the London wholesale market which is focused on high excess layers for Fortune 500 companies.
Property.    This includes all of our property insurance products. The construction portfolio focuses on large, complex, infrastructure and contractor cover across all risk areas. Property also includes our onshore, power, and upstream and offshore products written through our Lloyd's and London platforms. Most lines are written on a full value, primary, excess of loss or quota share basis.
Aerospace.    We serve a diverse client base within the aerospace sector including airlines, aircraft manufacturers and airport service providers. Our products are split between short-tail and long-tail risks and by aircraft type into three areas: airlines, aviation products and liability, and general aviation. We previously wrote a space product, which we no longer offer.
Workers' compensation.    This line provides workers' compensation solutions for a range of industries, including energy and maritime businesses to high-hazard operations. We also cover cross-state, multi-jurisdictional exposures in single policies. Business is written directly with clients and through partnerships with independent agents, managing general underwriters, and select wholesale brokers throughout the United States.
Distribution
StarStone's distribution strategy is to focus on proximity to clients and brokers, using its Lloyd’s platform, European branch distribution network, its U.S. wholesale distribution strategy, as well as its relationships with insurance and reinsurance brokers and risk carriers, corporations and financial intermediaries.

Syndicate 1301 can conduct business in over 200 countries and territories worldwide. In addition to underwriting business directly at Lloyd’s in London, it provides local access to Lloyd’s in Continental Europe and the United States.
In the United States, products are written locally through our admitted and excess and surplus lines carriers. Our U.S. strategy also utilizes our online e-commerce broker portal, ESCAPE, which offers immediate wholesale distribution to all 50 states. StarStone also harnesses the technology behind ESCAPE for its managing general agent partners across Europe.
Business in the StarStone segment is generally placed through insurance and reinsurance brokers and managing general agents. Independent brokers Marsh Inc., Willis Group Holdings Ltd. and Aon Benfield Group Ltd. accounted for 12%, 9% and 7%, respectively, of StarStone’s gross premiums written for the year ended December 31, 2015 (28% collectively). Other brokers and managing general agents (each individually less than 10%) accounted for 72% of gross premiums written.
Claims Management
Claims in respect of business written by Syndicate 1301, as well as in respect of StarStone’s other London market business, are primarily notified by various central market bureaus whereby the leading syndicate or company advise all participants of movement in loss reserves. If necessary, StarStone's claims department may adjust the case reserves it records from those advised by the bureaus.
Claims in respect of non-bureau business are handled by StarStone’s experienced claims professionals. StarStone uses claims handling guidelines along with a global claims management system to review, report and administer claims. With respect to certain lines of business, StarStone may use third-party administrators to manage and pay claims on its behalf and advise with respect to case reserves. StarStone also utilizes Enstar’s experience in claims management.
Reinsurance Ceded
StarStone purchases an annual tailored outwards reinsurance program designed to manage its risk profile. The majority of StarStone’s third party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit. As described above, StarStone also expects to purchase reinsurance via quota share agreements with Aligned Re, a newly-formed reinsurer.
Life and Annuities
Our Life and Annuities segment consists of the operations of our subsidiaries managing our closed-block of life and annuity business and our life settlements business. The segment includes the companies we acquired in the Pavonia acquisition in 2013, which operate primarily out of our New Jersey office. The segment also includes Laguna Life Limited, a small Irish-based closed-life company.
On May 5, 2015, we expanded this business segment with our acquisition of a life settlements business from Wilton Re. On November 13, 2015, we added Belgian insurer Alpha, a European insurance company that wrote credit and life insurance, which is now in run-off. Alpha also wrote non-life business, which is reported in our Non-life Run-off segment.
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
Life Business
Our life run-off business consists of: (i) Pavonia's credit life and disability insurance, term life insurance, corporate owned life insurance, assumed reinsurance of term ordinary life and accidental death and dismemberment products sold in the United States and Canada; (ii) Laguna Life Limited's term life insurance primarily sold in the U.K. and Europe; and (iii) Alpha's credit and life insurance sold in Europe. The life companies continue to generate premiums, and accordingly, the reserves remain sensitive to lapse rates as well as mortality rates.

Annuities
Our annuities run-off business relates solely to business assumed by one of the Pavonia companies of a closed block of structured settlement, lottery, and other immediate annuities (the "PPA business"). Reserves relating to the PPA business constitute approximately 80% of the aggregate reserves of the Pavonia companies as at December 31, 2015. The contracts within the portfolio are largely structured settlements, although the portfolio also includes a smaller amount of lottery annuities and supplementary contracts.
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
Life Settlements
Our life settlements business relates solely to our investments in life settlement contracts acquired from Wilton Re. The two Delaware companies we acquired own interests in U.S. life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We pay premiums on these policies and other costs to keep the policy in force, and we recognize income upon a policy maturity event. The investments in collateralized lending transactions were transferred to the Non-life Run-off segment during 2015.
Liability for Losses and Loss Adjustment Expenses
The liability for losses and LAE, also referred to as loss reserves, represents our gross estimates before reinsurance for unpaid reported losses and losses that have been incurred but not reported ("IBNR") for our Non-life Run-off, Atrium and StarStone segments. We recognize an asset for the portion of the liability that we expect to recover from reinsurers. LAE reserves include allocated loss adjustment expenses ("ALAE"), and unallocated loss adjustment expenses ("ULAE"). ALAE are linked to the settlement of an individual claim or loss, whereas ULAE are based on our estimates of future costs to administer the claims.
Loss Reserving
We establish reserves for individual claims incurred and reported, as well as IBNR claims.  We use considerable judgment in estimating losses for reported claims on an individual claim basis based upon our knowledge of the circumstances surrounding the claim, the severity of the injury or damage, the jurisdiction of the occurrence, the potential for ultimate exposure, the type of loss, and our experience with the line of business and policy provisions relating to the particular type of claim.  We also use considerable judgment to establish reserves for IBNR claims using a variety of generally accepted actuarial methodologies and procedures to estimate the ultimate cost of settling IBNR claims.  See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Losses and Loss Adjustment Expenses" for a description of our loss reserving process.
The estimation of unpaid claim liabilities at any given point in time is subject to a high degree of uncertainty for a number of reasons. A significant amount of time can lapse between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance or reinsurance company and the ultimate payment of the claim on the loss event. Our actuarial methodologies include industry benchmarking which, under certain methodologies, compares the trend of our loss development to that of the industry. To the extent that the trend of our loss development compared to the industry changes in any period, it is likely to have an impact on the estimate of ultimate liabilities. Unpaid claim liabilities for property and casualty exposures in general are impacted by changes in the legal environment, jury awards, medical cost trends and general inflation. Certain estimates for unpaid claim liabilities involve considerable uncertainty due to significant coverage litigation, and it can be unclear whether past claim experience will be representative of future claim experience. Ultimate values for such claims cannot be estimated using reserving techniques that extrapolate losses to an ultimate basis using loss development factors, and the uncertainties surrounding the estimation of unpaid claim liabilities are not likely to be resolved in the near future. In addition, reserves are established to cover loss development related to both known and unasserted claims. Consequently, our subsequent estimates of ultimate losses and LAE, and our liability for losses and LAE, may differ materially from our initial estimates.
In our Non-life Run-off segment, policy buy-backs and commutations provide an opportunity for us to exit and settle exposures to policies with insureds and reinsureds, often at a discount to the previously estimated ultimate liability. Commutations are beneficial to us as they extinguish liabilities and reduce the potential for future adverse loss development. Our estimates of ultimate liabilities and our estimates of IBNR reserves are based upon actuarial methodologies applied to the remaining non-commuted aggregate exposures and revised historical loss development information, after adjusting for the elimination of historical loss development relating to commuted and bought-back exposures. In addition, the routine settlement of claims, at either below or above the carried advised loss reserve, updates historical loss development information to which actuarial methodologies are applied often, resulting in revised estimates of ultimate liabilities. Our loss reserves are largely related to casualty exposures and include latent exposures primarily relating to asbestos and environmental. In establishing reserves, we consider facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and we can reasonably estimate its liability.
Reconciliation of Claims Reserves
A reconciliation of activity in the liability for losses and LAE is included in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Loss Reserve Development
The loss development tables for each segment below show the year-end reserves from 2005 through 2015 and the subsequent changes in those reserves presented on a historical basis. The reserves for our Atrium and StarStone segments are presented from the date of acquisition. We re-estimate the reserves as more information becomes known about the frequency and severity of losses for individual years. Prior period estimates of net liabilities may change as our management considers the combined impact of commutations, policy buy-backs, settlement of losses on carried reserves and the trend of incurred loss development compared to prior forecasts.
The information in the tables is presented in accordance with the reporting requirements of the Securities and Exchange Commission ("SEC") and differs substantially from other formats and information commonly reported by the insurance industry, such as accident year or underwriting year.
A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate. The "Reserve redundancy" line represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated. Also included in the loss development tables is the impact of foreign exchange rate movements during each year presented. Portions of our loss reserves relate to claims expected to be paid in currencies other than our reporting currency, the U.S. dollar. Movements in foreign exchange rates, therefore, result in variations in our estimated net loss reserves, and such variations are recognized as they arise in our consolidated statements of earnings.
Conditions and trends that have affected development of the ultimate liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate redundancies or deficiencies into the future based on the tables below.
Further information regarding net incurred losses and LAE is included in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Segment."

Non-life Run-off
Loss reserve development tables as at year end for the Non-life Run-off segment are are set forth below:

Gross Losses and LAE Reserves	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(in thousands of U.S. dollars)
Reserves held	$806,559	$1,214,419	$1,591,449	$2,798,287	$2,479,136	$3,291,275	$4,272,082	$3,650,127	$4,004,513	$3,435,010	$4,585,454
1 year later	909,984	1,227,427	1,436,051	2,661,011	2,237,124	3,057,032	3,980,811	3,447,375	3,675,218	3,219,019
2 years later	916,480	1,084,852	1,358,900	2,422,291	2,039,141	2,907,956	3,760,339	3,135,832	3,392,317
3 years later	853,139	1,020,755	1,284,304	2,245,557	1,943,121	2,748,708	3,457,277	2,873,172
4 years later	778,216	949,595	1,235,982	2,160,144	1,878,606	2,601,052	3,224,618
5 years later	733,151	905,043	1,216,989	2,110,715	1,823,181	2,473,118
6 years later	717,413	889,681	1,206,093	2,076,360	1,730,426
7 years later	715,574	881,416	1,187,637	1,992,843
8 years later	719,867	864,771	1,155,694
9 years later	719,076	836,506
10 years later	714,654
Reserve redundancy	$91,905	$377,913	$435,755	$805,444	$748,710	$818,157	$1,047,464	$776,955	$612,196	$215,991	$—

Gross Paid Losses	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(in thousands of U.S. dollars)
1 year later	$117,666	$90,185	$407,692	$364,440	$377,159	$430,284	$699,487	$463,052	$619,438	$568,998	$—
2 years later	198,407	197,751	575,522	727,205	575,814	808,213	1,091,516	835,576	1,052,393
3 years later	268,541	353,032	688,946	912,401	768,828	1,050,863	1,407,829	1,079,824
4 years later	402,134	423,731	726,332	1,095,603	898,643	1,273,649	1,610,731
5 years later	442,624	455,414	772,070	1,216,762	1,033,946	1,379,192
6 years later	458,532	481,114	822,094	1,342,439	1,097,951
7 years later	477,456	527,804	879,784	1,402,706
8 years later	515,762	583,969	901,563
9 years later	564,174	605,046
10 years later	581,443

Net Losses and LAE Reserves	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(in thousands of U.S. dollars)
Reserves held	$593,160	$872,259	$1,163,485	$2,403,712	$2,131,408	$2,765,835	$2,889,079	$2,773,907	$2,882,980	$2,634,301	$3,550,707
1 year later	590,153	875,636	1,034,588	2,216,928	1,851,268	2,533,710	2,731,215	2,524,247	2,553,732	2,373,807
2 years later	586,059	753,551	950,739	1,940,472	1,673,922	2,422,811	2,486,405	2,208,555	2,244,125
3 years later	532,804	684,999	874,961	1,783,372	1,596,536	2,274,204	2,193,988	1,945,307
4 years later	454,933	611,182	816,039	1,719,195	1,527,355	2,085,025	1,965,287
5 years later	408,270	557,109	797,815	1,664,375	1,457,990	1,923,246
6 years later	388,471	543,052	782,676	1,617,183	1,355,406
7 years later	385,410	531,279	755,346	1,527,523
8 years later	386,128	505,972	722,089
9 years later	377,448	475,794
10 years later	370,380
Reserve redundancy	$222,780	$396,465	$441,396	$876,189	$776,002	$842,589	$923,792	$828,600	$638,855	$260,493	$—

Net Paid Losses	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(in thousands of U.S. dollars)
1 year later	$79,398	$43,896	$112,321	$247,823	$250,635	$313,642	$326,110	$209,221	$299,629	$317,578	$—
2 years later	125,272	(70,430)	243,146	480,102	381,820	601,029	471,195	380,476	488,289
3 years later	(14,150)	58,228	324,735	603,875	530,845	805,020	594,539	500,326
4 years later	102,776	108,109	347,215	752,318	640,974	946,521	680,043
5 years later	132,405	128,567	376,674	857,605	733,183	1,006,973
6 years later	143,252	150,412	419,383	945,106	774,406
7 years later	158,503	191,829	459,747	987,728
8 years later	191,589	231,988	477,597
9 years later	226,554	249,697
10 years later	240,110

The following table provides a reconciliation between net reserve redundancy per the loss development table above and net incurred losses and LAE relating to prior periods in our Non-life Run-off segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands of U.S. dollars)
Net reserve redundancy	$260,493	$329,249	$249,660
Foreign exchange movement	(28,046)	(51,972)	(237)
Net reduction in incurred losses and LAE liabilities relating to companies and portfolios acquired during the year	67,699	7,157	13,448
Premium and commission adjustments triggered by incurred losses	10,608	4,512	(5,757)
Net incurred losses and LAE - prior periods	$310,754	$288,946	$257,114
The following table provides a reconciliation between net paid losses per the loss development table above and net paid losses relating to prior periods in our Non-life Run-off segment for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands of U.S. dollars)
Net paid losses per development tables	$(317,578)	$(299,629)	$(209,221)
Net paid losses for prior year liabilities relating to companies and portfolios acquired during the year	(194,276)	(17,298)	(145,236)
Premium and commission adjustments triggered by incurred losses	10,608	4,512	(5,757)
Net paid losses - prior periods	$(501,246)	$(312,415)	$(360,214)
Atrium
Loss reserve development tables as at year end for the Atrium segment are are set forth below:

Gross Losses and LAE Reserves	2013	2014	2015	Net Losses and LAE Reserves	2013	2014	2015
	(in thousands of U.S. dollars)				(in thousands of U.S. dollars)
Reserves held	$215,392	$212,611	$201,017	Reserves held	$190,337	$184,333	$175,165
1 year later	200,203	187,732		1 year later	171,671	162,412
2 years later	179,100			2 years later	153,997
Reserve redundancy	$36,292	$24,879		Reserve redundancy	$36,340	$21,921

Gross Paid Losses	2013	2014	2015	Net Paid Losses	2013	2014	2015
	(in thousands of U.S. dollars)				(in thousands of U.S. dollars)
1 year later	$31,741	$34,675	—	1 year later	$27,985	$30,890	—
2 years later	58,406			2 years later	51,315

StarStone
Loss reserve development tables as at year end for the Starstone segment are are set forth below:

Gross Losses and LAE Reserves	2014	2015	Net Losses and LAE Reserves	2014	2015
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Reserves held	$861,800	$933,678	Reserves held	$536,591	$633,895
1 year later	837,336		1 year later	497,235
Reserve redundancy	$24,464		Reserve redundancy	$39,356

Gross Paid Losses	2014	2015	Net Paid Losses	2014	2015
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
1 year later	$268,490	—	1 year later	$149,820	—
Life and Annuity Benefits and Claims Reserves
We estimate our life and annuity benefit and claim reserves on a present value basis using standard actuarial techniques and cash flow models. We establish and maintain our life and annuity reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third-party servicing obligations as they become payable.
The following table summarizes our policy benefits for life and annuity contracts as at December 31, 2015 and 2014:

	2015	2014
	(in thousands of U.S. dollars)
Life	$436,603	$344,215
Annuities	921,654	938,121
	1,358,257	1,282,336
Fair value adjustments	(53,560)	(61,472)
	$1,304,697	$1,220,864
See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Policy Benefits for Life and Annuity Contracts" for a discussion of our reserves in this segment.
Investments
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Ratings
In our active underwriting businesses, financial strength ratings are an important factor in establishing competitive position and in product marketing. Financial strength ratings by third-party organizations provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings reflect A.M. Best’s, S&P’s, and Fitch’s opinions of capitalization, performance and management, and are not a recommendation to buy, sell or hold our securities. These ratings may be changed, suspended or withdrawn at the discretion of the agencies. These rating agencies charge us fees for their services.
Our Lloyd’s Syndicates 609 (Atrium) and 1301 (StarStone) are part of a group rating for the Lloyd's overall market. Lloyd’s is rated "A" (Excellent) by A.M. Best, "A+" (Strong) by Standard and Poor’s (or S&P) and "AA-" (Very Strong) by Fitch Ratings.
StarStone’s operating insurance entities have been assigned a financial strength rating of "A-" (Excellent) by A.M. Best. The A.M. Best rating for StarStone of "A-" (Excellent) by A.M. Best is the fourth highest of 16 rating levels.
Refer to "Item 1A. Risk Factors - Downgrades of financial strength ratings at StarStone or Lloyd’s could materially and negatively impact our active underwriting business and our company," for more information regarding the importance of financial strength ratings.

Competition
Our Non-life Run-off and Life and Annuities segments compete in international markets with domestic and international reinsurance companies to acquire and manage insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off. The acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of these competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates or run-off portfolio management engagements.
Our Atrium and StarStone active underwriting segments operate in the highly competitive insurance and reinsurance markets, where companies compete on the basis of many factors, including premium rates, reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and quality of administrative services, relationships with insurance and reinsurance companies and insurance intermediaries, capacity and coverage offered, experience in the particular risk to be underwritten, and various other factors.
Atrium and StarStone compete in the international insurance and reinsurance markets directly with numerous other parties, including established global insurance and reinsurance companies, start-up insurance and reinsurance entities, other Lloyd’s syndicates, as well as capital markets and securitization structures aimed at managing risk. Many of these competitors have significant operating histories, underwriting expertise and capacity, extensive capital resources, and longstanding customer relationships. Any of these factors can be a significant competitive advantage and may make it difficult for us to write business effectively and profitably. Because few barriers exist to prevent insurers and reinsurers from entering the non-life active underwriting business, market conditions and capital capacity influence the degree of competition at any specific point in time. Periods of intense competition, which typically include broader coverage terms, lower prices and excess underwriting capacity, are referred to as a "soft market," while a favorable insurance market is referred to as a "hard market" and is characterized by stricter coverage terms, higher prices and lower underwriting capacity. Historically, the performance of the non-life active underwriting business has tended to fluctuate in cyclical periods of price competition and excess underwriting capacity, followed by periods of high premium rates and shortages of underwriting capacity. This cyclical market pattern can be more pronounced in the specialty insurance and reinsurance markets in which Atrium and StarStone compete.
Employees
As of December 31, 2015, we had 1,327 employees, as compared to 1,201 as of December 31, 2014. The increase was primarily due to employees added in connection with the Sussex and Alpha acquisitions. Our employee count is not expected to be consistent from period to period due to our business strategies, which include anticipated ongoing acquisition and integration activities. As of December 31, 2015, the percentage of our total employees in each segment was approximately as follows: Non-life Run-off, 55%; StarStone, 29%; Atrium, 12%; and Life and Annuities, 4%.
Financial Information About Geographic Areas
For financial information about geographic areas, see "Note 22 - Segment Information" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Enterprise Risk Management
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
The overall objective of our enterprise risk management ("ERM") framework is to support good risk governance, support the achievement of business objectives, and provide overall benefits to us by adding value to the control environment and contributing to an effective business strategy, efficiency in operations and processes, strong financial performance, reliable financial reporting, regulatory compliance, a good reputation with key stakeholders, business continuity planning, and capital planning.

Risk Governance and Risk Management Organization
Our ERM framework consists of numerous processes and controls that have been designed by our senior management (including our risk management team), with oversight by our Board of Directors and its committees, management by our executive leaders, and implementation by employees across our organization. Accountability for the implementation and oversight of risk appetite and processes is aligned with individual corporate executives. Risk committees and boards receive regular risk management information to support risk governance at the group and subsidiary levels.
Board of Directors
The Board of Directors and its committees have risk oversight responsibility and play an active role in overseeing management of the risks we face. Our Underwriting and Risk Committee has responsibility for the oversight of underwriting strategy and ERM, reviews our overall risk appetite with input from management, reviews our ERM methodologies and oversees management’s execution of our ERM objectives. Our Audit Committee, comprised entirely of independent directors, oversees our accounting and financial reporting-related risks. Our Investment Committee is responsible for overseeing investment-related risk, including those related to our cash and investment portfolio and investment strategy. Our Compensation Committee oversees compensation-related risks; and our Nominating and Governance Committee is responsible for overseeing corporate governance-related risks.
Executive and Risk Management Organization
Our Global ERM Committee ("GERMC"), a group of senior management personnel charged with assessing all significant risk issues on a global basis, reviews and evaluates the risks to which the Group is exposed, and monitors and oversees the guidelines and policies that govern the processes by which the Group identifies, assesses and manages its exposure to risk. The GERMC is chaired by the Chief Risk Officer ("CRO"). Its membership includes our Chief Financial Officer ("CFO"), Chief Integration Officer ("CIO") and senior management from across our corporate functions and business units. Our CRO reports periodically on behalf of the GERMC to both the Underwriting and Risk Committee and the Audit Committee of the Board of Directors.
In addition to director oversight, our ERM governance structure is directed by local jurisdictional and subsidiary risk committees, which include senior management and members of the global senior management team. The committees provide oversight and governance of our ERM initiatives, oversee the operation of our internal controls, monitor the identified risks compared to our risk appetite, and provide analysis to management in order to appropriately manage and govern the business and the associated risks on a day-to-day basis.
Our Risk Management department focuses primarily on implementing and overseeing the administration of the Underwriting and Risk Committee and GERMC directives and facilitating an efficient, effective and consistent approach to ERM across our Group. Our Internal Audit department independently reviews the effectiveness of our ERM framework. The results of audits are monitored by the Audit Committee. Our executive management committees have oversight of specific risk management processes, including, for example, those relating to underwriting, investments and reserving matters.
Entity Level Management
At the operating subsidiary level, risks attendant to our individual insurance and reinsurance subsidiaries are also overseen by the subsidiary boards of directors, subsidiary risk committees and other committees, and management teams, consistent with applicable regulatory requirements and our risk management framework.
Certain risks related to our Atrium and StarStone segments are distinct from our Non-life Run-off and Life and Annuities segments, and these businesses include external stakeholders that also differ from our other businesses, including our joint venture partners, rating agencies, and, with respect to Atrium, third-party Lloyd’s names who provide approximately 75% of the underwriting capacity to Syndicate 609. Accordingly, in addition to the Group oversight of risks relating to our active underwriting businesses, Atrium and StarStone each maintain dedicated risk governance and management frameworks to manage risk, return and capital in their individual businesses, which fit into and form part of our Group ERM framework. These include oversight at the Atrium and StarStone holding company boards of directors, as well as executive risk committees and other committees that manage and monitor risks relevant to specified functional areas. Individualized risk policies and risk appetites are established and tailored to the specific needs of Atrium and StarStone, respectively. Enstar senior executives serve as members of the Atrium and StarStone boards of directors and certain committees.

Each regulated insurance and reinsurance subsidiary has its own risk register documenting its risk landscape with risk and control owners assigned, which is maintained through a risk management software system. The Group information technology department maintains risk registers with more detailed IT and information security-specific risks. We recognize the importance of information technology and management of data in supporting our businesses, and we utilize a number of technology platforms to assist in our ERM, underwriting, investments, financial and regulatory reporting processes and procedures across our organization. We review and seek to enhance our technology platforms on an ongoing basis.
We frequently conduct the risk assessment process for the Group and for each of our regulated insurance and reinsurance subsidiaries. The assessment process utilizes a risk management software system. The risk management department reviews and consolidates these risk assessments on a quarterly basis and aggregates the assessment at a jurisdictional and Group level to facilitate discussion and challenge and to assess the overall risk categories.
Risk Appetite
Our risk appetite considers material risks relating to, among other things, strategic risk, insurance risk, market risk, liquidity risk, credit/counterparty risk, operational risk, and regulatory/reputational risk. Our risk appetite is established at the Group level and represents the amount of risk that we are willing to accept compared to risk metrics based on our shareholders equity, capital resources, potential financial loss, and other risk-specific measures. Risk levels are monitored and any deviations from pre-established levels are reported in order to facilitate responsive action.
Our non-life run-off and life and annuities subsidiaries set individual risk appetites and risk level monitoring consistent with the Group-wide risk management framework.
Atrium and StarStone establish individual risk appetites unique to each business, aligned to their business plan and strategy and consistent with the Group-wide risk management framework. Their risk appetites are set in conjunction with annual business planning and include, among other things, risk tolerances with respect to risk categories and underwriting limits by individual lines of business. We consider and review group risk aggregation across our active underwriting businesses.
Risk Categories
We manage our ERM process based on the major categories of risk within our business discussed below. Our ERM is a dynamic process, with updates continually being made as a result of changes in our business, industry and the economic environment. This process and our controls cannot provide absolute assurance that our risk management objectives will be met or that all risks will be appropriately identified and managed, and accordingly, the possibility of material adverse effects on our company remains. See "Item 1A. Risk Factors" for important information on the risks we face.
Strategic Risk.    Strategic risk is the risk of unintended adverse impact on the business plan objectives arising from business decisions, improper implementation of those decisions, inability to adapt to changes in the external environment, or circumstances that are beyond our control. We manage strategic risk by utilizing a strategic business planning process involving our executive management and Board of Directors. Our annual business plan is reviewed and overseen by our executive management and Board of Directors, and actual performance, trends, and uncertainties are monitored in comparison to the plan throughout the year. We specifically evaluate acquisition opportunities pursuant to a detailed and proprietary process that takes into account, among other things, the risk of the transaction and potential returns, the portfolio’s risk exposures, claims management practices, reserve requirements and outstanding claims, as well as risks specifically related to our ability to integrate the acquired business. Our governance process, led by our Board of Directors, reviews newly proposed transaction opportunities, capital-raising matters, and other significant business initiatives.
Insurance Risk.    Insurance risk refers to the risks spanning many aspects of our insurance operations, including underwriting risk, risk assumed upon acquisitions/portfolio transfers, risk associated with our reserving assumptions, and life and annuities portfolio risk.
Underwriting risk in our active underwriting businesses relates to the inherent uncertainty as to the occurrence, amount and timing of insurance liabilities we assume through our underwriting process. Our Atrium and StarStone subsidiaries manage exposure levels across risk categories to maintain them within the approved risk appetite. Underwriting risk management strategies may differ depending on the line of business involved and the type of account being insured or reinsured.

We strive to mitigate underwriting risk through our controls and strategies, including our underwriting risk selection, diversification of our underwriting portfolios by class and geography, purchasing reinsurance, establishing a business plan and associated parameters, underwriting peer review, authority limits, underwriting guidelines that provide detailed underwriting criteria and a framework for pricing, along with the use of specialized underwriting teams supported by actuarial, catastrophe modeling, claims, risk management, legal, finance, and other technical personnel.
We utilize internally developed pricing models to evaluate individual underwriting decisions within the context of business plans and risk appetites. We also use internally developed capital models, which provide information on key risks and facilitate an understanding of the interaction among the risks and related exposures, as a comprehensive tool for business and capital planning.
In some business lines we are exposed to multiple insured losses arising out of a single peril, such as a natural catastrophe event (for example, a hurricane, windstorm, tornado, flood or earthquake) or a man-made event (for example, war, terrorism, airplane crashes and other transportation-related accidents, or building fires). We model and manage our individual and aggregate exposures to these events and other material correlated exposures in accordance with our risk appetite. Our modeling process utilizes a major commercial vendor model to measure certain of these exposures. The incidence, timing and severity of catastrophes and other event types are inherently unpredictable, and it is difficult to estimate the amount of loss any given occurrence will generate. Accordingly, there is material uncertainty around our ability to measure exposures, which can cause actual exposures and losses to deviate from our estimates.
To monitor catastrophe risk, we review exceedance probability curves aggregated across Atrium and StarStone together with aggregated realistic disaster scenarios. We consider occurrence exceedance probability and aggregate exceedance probability, which reflect losses resulting from single or multiple events, from individual perils and in the aggregate. In addition, Atrium manages its underwriting exposure through a combination of reporting zonal aggregations, realistic disaster scenarios and stochastic modeling. StarStone also manages its underwriting exposure through monitoring realistic disaster scenarios for man-made events and certain natural catastrophe risks, and applying absolute maximum limits by line of business.
We manage acquisition and reserving risks through our acquisition evaluation process, and reserving practices discussed above in "Operating Segments," as well as through our commutation and policy buy-back strategy and claims management practices.
Market Risk.    We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. We manage market risk in a number of ways, including use of investment guidelines; regular reviews of investment opportunities; market conditions; portfolio duration; oversight of the selection and performance of external asset managers; regular stress testing of the portfolio against known and hypothetical scenarios; established tolerance levels; and, where possible, foreign currency asset/liability matching. Investments are primarily managed by our Investment Department, which is overseen by our Investment Committee.
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
Credit / Counterparty Risk.     Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable and reinsurance recoverables. In our run-off businesses, we manage credit risk with respect to our reinsurance recoverables by ongoing monitoring of counterparty ratings and working to achieve prompt payment of reinsured claims, as well as through our commutation strategy. In our active underwriting businesses, we firstly mitigate credit risk through our reinsurance purchasing process, where reinsurers are subject to financial security and rating requirements prior to approval and by limiting exposure to individual reinsurers. Thereafter we manage credit risk by the regular monitoring of reinsurance recoveries and premium due directly or via brokers and other intermediaries. In our fixed maturity and short-term investment portfolios, we attempt to mitigate credit risk through diversification and issuer exposure limitation.

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
Regulatory / Reputational Risk.    Regulatory and reputational risk is the risk that an act or omission by us or any of our employees could result in damage to our reputation or loss of trust among our stakeholders. We manage reputational risk through a focus on compliance with laws and regulations, adherence to our policies and procedures (including our Code of Conduct) and our internal controls, an established corporate governance framework and practices, and communication and engagement with external stakeholders.
Regulation
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Our material operations are in Bermuda, the United Kingdom, the United States, Australia and several European countries. We are subject to extensive regulation under the applicable statutes in these countries and any others in which we operate. In addition, the Bermuda Monetary Authority ("BMA") began acting as group supervisor of our insurance and reinsurance companies (our "Group") on January 1, 2016. A summary of the material regulations governing us in these countries is set forth below.
We may become subject in the future to regulation in new jurisdictions or additional regulations in existing jurisdictions depending on the location and nature of any companies acquired and the volume and location of business being written by our existing companies.
Bermuda
The Insurance Act 1978 of Bermuda and related regulations, as amended (together, the "Insurance Act"), regulate the insurance and reinsurance business of our operating subsidiaries in Bermuda. The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.
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
Our regulated Bermuda subsidiaries must also comply with a minimum liquidity ratio and minimum solvency margin. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. StarStone Insurance Bermuda Limited, a Class 4 insurer, and Cavello Bay Reinsurance Limited, a Class 3A insurer, both domiciled in Bermuda, are subject to an enhanced capital requirement ("ECR") determined pursuant to a risk-based capital measure.
Each of our regulated Bermuda subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin or liquidity ratio or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. Our Bermuda insurance companies that are in run-off are required to seek BMA approval for any dividends or distributions.
The BMA’s group supervision objective is to provide a coordinated approach to the regulation of an insurance group and its supervisory and capital requirements. Bermuda has been recognized by the U.S. National Association of Insurance Commissioners ("NAIC") as a qualified jurisdiction. Recognition by the E.U. of Bermuda's full equivalence under Solvency II is subject to a three-month review process of a delegated act sent to the European Parliament and

Council. This review process commenced on November 26, 2015 and, if the act is agreed, Solvency II equivalence is expected to be effective retroactively from January 1, 2016.
As our Group supervisor, the BMA performs a number of functions including: (i) coordinating the gathering and dissemination of information for other regulatory authorities; (ii) carrying out a supervisory review and assessment of our Group; (iii) carrying out an assessment of our Group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other authorities, supervisory activities in respect of our Group; (v) coordinating any enforcement action that may need to be taken against our Group or any Group members; and (vi) coordinating meetings of colleges of supervisors in order to facilitate the carrying out of these functions. StarStone Insurance Bermuda Limited has been named as our Group’s Designated Insurer. As Designated Insurer, StarStone Insurance Bermuda Limited is required to facilitate compliance by our Group with the insurance solvency and supervision rules.
On an annual basis, the Group is required to file Group statutory financial statements, a Group statutory financial return, a Group capital and solvency return, audited Group financial statements and a Group Solvency Self-Assessment ("GSSA") with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process. In addition, SIBL and the Group are required to file a quarterly financial return with the BMA.
We are required to maintain available Group statutory capital and surplus in an amount that is at least equal to the group enhanced capital requirement ("Group ECR"). The BMA has also established a group target capital level equal to 120% of the Group ECR.
The BMA also maintains supervision over the controllers of all Bermuda registered insurers, and accordingly, any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of our ordinary shares must notify the BMA in writing within 45 days of becoming such a holder (or ceasing to be such a holder). The BMA may object to such a person and require the holder to reduce its holding of ordinary shares and direct, among other things, that voting rights attaching to the ordinary shares shall not be exercisable.
United Kingdom and Lloyd’s
United Kingdom
Our U.K.-based insurance subsidiaries consist primarily of run-off companies and StarStone Insurance Limited. These subsidiaries are authorized by the U.K. Prudential Regulatory Authority (the "PRA"), and regulated by the Financial Conduct Authority (the "FCA", together with the PRA, the "U.K. Regulator"). Our U.K. run-off subsidiaries may not underwrite new business without the approval of the U.K. Regulator. E.U. directives also allow certain of our regulated U.K. subsidiaries to conduct business in E.U. states other than the U.K. within the scope of permission granted by the U.K. Regulator without the necessity of additional licensing or authorization in E.U. countries.
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company.
In addition, until January 1, 2016, the U.K. Regulator’s Individual Capital Adequacy Standards ("ICAS") framework required insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment ("ICA") amount, which was the company’s internal calculation of its capital requirements under the ICAS framework. For companies in run-off, the U.K. Regulator typically required specific loadings (i.e., increasing the company's estimated capital requirements by a specified percentage) to be applied to a company’s ICA (as stipulated by the U.K. Regulator) in order to calculate a company’s Individual Capital Guidance ("ICG"), which represents the amount of capital a company was required to hold at all times such that there would be no material risk that its policyholder liabilities could not be met as they fell due.
The Solvency II framework directive took effect on January 1, 2016, although our U.K. subsidiaries had been preparing for compliance in the years leading up to its effectiveness. Solvency II sets out new E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of further increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers. In place of the ICAS framework, insurers must now comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies intend to use the standard formula.

The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. Until January 1, 2016, the U.K. Regulator used the ICG and the estimated SCR when assessing requests to make distributions. From January 1, 2016, the U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Under the Financial Services and Markets Act of 2000 ("FSMA"), any company or individual (together with its or his concert parties) proposing to directly or indirectly acquire "control" over a U.K. authorized insurance company (which is generally defined as acquiring 10% or more of the shares or voting power in a U.K. authorized insurance company or its parent company) must seek prior approval of the U.K. Regulator of his intention to do so. A person who is already deemed to have "control" will require prior regulatory approval if the person increases the level of "control" beyond 20%, 30% and 50%.
Lloyd’s
We participate in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent, and the Atrium corporate member; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent, and the StarStone corporate member; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates, and its corporate member. During 2015, SUL assumed the role of managing agent for Syndicate 2008 in place of Shelbourne Syndicate Services Limited as we streamlined our organizational structure and combined Shelbourne and StarStone resources into one agency.
Our Lloyd’s operations are subject to authorization and regulation by the U.K. Regulator and compliance with the Lloyd’s Act(s) and Byelaws and regulations, as well as the applicable provisions of the FSMA. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting, and its exercise of these powers might affect the return on an investment of the corporate member in a given underwriting year. This discretion includes the ability to assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as "Funds at Lloyd’s") in the form of cash, securities or letters of credit in satisfaction of its capital requirement. The amount of the Funds at Lloyd’s is assessed annually and is determined by Lloyd’s in accordance with applicable capital adequacy rules.
Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
In order to achieve finality and to release their capital, Lloyd’s members are usually required to have transferred their liabilities through an approved RITC, such as offered by Syndicate 2008. RITC is generally put in place after the third year of a syndicate year of account. On successful conclusion of RITC, any profit from the syndicate for that year of account can be remitted by the managing agent to the syndicate’s members.
The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. Effective January 1, 2016, the Society of Lloyd's received approval from the PRA to use its internal model under the Solvency II regime.
Lloyd’s approval is required before any person can acquire control of a Lloyd’s managing agent or Lloyd’s corporate member.
United States
Our insurance and reinsurance companies domiciled in the United States consist of property and casualty companies and life and annuities companies in run-off, as well as StarStone Specialty Insurance Company (a U.S. excess and surplus lines insurer) and StarStone National Insurance Company (a U.S. admitted insurer that is licensed in all 50 states and the District of Columbia). Our U.S. insurers are subject to extensive governmental regulation and supervision by the states in which they are domiciled, licensed and/or eligible to conduct business. The insurance laws and regulations of the state of domicile have the most significant impact on operations. We currently have U.S. insurers domiciled in Illinois, Michigan, New York, South Carolina, Delaware and Rhode Island, with two of these insurers also commercially domiciled in California.

Generally, regulatory authorities have broad regulatory powers over such matters as licenses, standards of solvency, premium rates, policy forms, marketing practices, claims practices, investments, security deposits, restrictions on size of risks that may be insured under a single policy, methods of accounting, form and content of financial statements, reserves and provisions for unearned premiums, unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations, annual and other report filings, and transactions among affiliates.
U.S. insurers are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules. Insurers having less statutory surplus than required by the risk-based capital calculation will be subject to varying degrees of regulatory action. If any of our U.S. insurers were to have risk-based capital levels that are below required levels, they would be subject to increased regulatory scrutiny and control by their domestic and possibly other insurance regulators. As of December 31, 2015, all of our U.S. insurers exceeded their required levels of risk-based capital.
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
All states have enacted legislation regulating insurance holding company systems that requires each insurance company in the system to register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. The NAIC has adopted amendments to the Insurance Holding Company System Regulatory Act and associated regulations, which all states in which our U.S. insurers are domiciled or commercially domiciled have adopted. The amendments provide the regulators with additional tools to evaluate risks to an insurance company within the insurance holding company system. They impose more extensive informational requirements on parents and other affiliates of licensed insurers with the purpose of protecting them from enterprise risk, including requiring an annual enterprise risk report by the ultimate controlling person of the insurers identifying the material risks within the insurance holding company system that could pose enterprise risk to the insurers and requiring a person divesting its controlling interest to make a confidential advance notice filing.
The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act, which requires insurers to maintain a risk management framework and establishes a legal requirement for insurers or their insurance group to conduct an Own Risk and Solvency Assessment ("ORSA") in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act has been adopted in all of the states in which our U.S. insurers are domiciled with the exception of South Carolina, and our insurers in these states may become subject to ORSA requirements beginning in 2016 if certain premium thresholds are exceeded. Where applicable, we must regularly conduct an ORSA consistent with the ORSA Model Act, including undertaking an internal risk management review no less often than annually and preparing a summary report assessing the adequacy of risk management and capital in light of our insurers’ current and future business plans.
The Dodd Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), represents a comprehensive overhaul of the financial services industry within the United States and, among other things, established the Financial Services Oversight Council and created within the United States Department of the Treasury a Federal Insurance Office. These bodies are authorized to study, monitor and report to Congress on the U.S. insurance industry and the significance of global reinsurance to the U.S. insurance market. The Dodd-Frank Act also authorizes the federal preemption of certain state insurance laws and streamlines the regulation of reinsurance and surplus lines/non-admitted insurance. Many provisions of the Dodd-Frank Act continue to become effective over time, and certain provisions of the Dodd-Frank Act require the implementation of regulations that have not yet been adopted. These regulations may affect our industry and our business.
Before a person can acquire control of a domestic insurer (including a reinsurer) or any person controlling such insurer (including acquiring control of Enstar Group Limited), prior written approval must be obtained from the insurance commissioner of the state in which the domestic insurer is domiciled and, under certain circumstances, from insurance commissioners in other jurisdictions. Generally, state statutes and regulations provide that "control" over a domestic insurer or person controlling a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities or securities convertible into voting securities of the domestic insurer or of a person who controls the domestic insurer.

One of our Pavonia companies has a Canadian branch operation, which is subject to regulation by the Office of Superintendent of Financial Institutions in Canada. Canadian regulations require compliance with risk-based capital measures and also place certain restrictions on dividends.
Australia
Our Australian regulated insurance entities (which include our insurance subsidiary and our non-operating holding company) are subject to prudential supervision by the Australian Prudential Regulation Authority ("APRA"). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA has issued prudential standards that apply to general insurers in relation to capital adequacy, the holding of assets in Australia, risk management, business continuity management, reinsurance management, outsourcing, audit and actuarial reporting and valuation, the transfer and amalgamation of insurance businesses, governance, and the fit and proper assessment of the insurer’s responsible persons.
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
An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends in excess of current year earnings. Our insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend.
Under the Financial Sector (Shareholdings) Act 1998, the interest of an individual shareholder or a group of associated shareholders in an insurer is generally limited to a 15% "stake" of the insurer. A person’s stake is the aggregate of the person’s voting power and the voting power of the person’s associates. A higher percentage limit may be approved by the Treasurer of the Commonwealth of Australia on national interest grounds. Any shareholder of Enstar Group Limited with a "stake" greater than 15% has received approval to hold that stake from the Treasurer of the Commonwealth of Australia.
Europe
In addition to Bermuda, the United Kingdom, Australia and the United States, we have subsidiaries in Switzerland, Ireland and Belgium, as well as StarStone Insurance Europe AG, a Liechtenstein-based company that continues to underwrite new business. Certain of our U.K. entities also have branches in European jurisdictions.
Our Swiss insurance subsidiary is regulated by the Swiss Financial Market Supervisory Authority ("FINMA") pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Swiss Solvency Test regulations as stipulated by the Insurance Supervisory Act. From January 1, 2016, Switzerland has been granted full Solvency II equivalence by the European Commission. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and free reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.
Our subsidiaries and branches in European jurisdictions such as Ireland, Belgium and Liechtenstein are regulated in their respective home countries. Typically, such regulation is for the protection of policyholders and ceding insurance companies rather than shareholders. Regulatory authorities generally have broad supervisory and administrative powers over such matters as licenses, standards of solvency, investments, reporting requirements relating to capital structure, ownership, financial condition and general business operations, special reporting and prior approval requirements with respect to certain transactions among affiliates, reserves for unpaid losses and LAE, reinsurance, minimum capital and surplus requirements, dividends and other distributions to shareholders, periodic examinations and annual and other report filings. The application of the Solvency II framework across such European jurisdictions from January 1, 2016 may result in a more uniform approach to regulation.
Other
Through Atrium, we have an agency in Singapore that writes business on behalf of Syndicate 609. Through StarStone, we participate in a separate joint venture in Singapore. We also own two run-off entities in Hong Kong. These Asian operations are not material, but our companies in these countries are subject to applicable regulations.
Available Information
We maintain a website with the address http://www.enstargroup.com. The information contained on our website is not included as a part of, or incorporated by reference into, this filing. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports, as soon as reasonably practicable after the material is electronically filed with or otherwise furnished to the U.S. Securities and Exchange Commission, (the "SEC"). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are also available on the SEC’s website at http://www.sec.gov. In addition, copies of our Code of Conduct and the governing charters for the Audit, Investment, Nominating and Governance, Compensation, and Underwriting and Risk Committees of our Board of Directors are available free of charge on our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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
You should carefully consider these risks along with the other information included in this document, including the matters addressed above under "Cautionary Note Regarding Forward-Looking Statements" before investing in any of our securities. We may amend, supplement or add to the risk factors described below from time to time in future reports filed with the SEC.
Risks Relating to our Insurance Businesses
If we are unable to implement our business strategies successfully, including with respect to our newer active underwriting and Life and Annuities segments, our business, results of operations and financial condition may be materially and adversely affected.
Our future results of operations will depend in significant part on the extent to which we can implement our business strategies successfully, including with respect to our newer active underwriting and Life and Annuities segments, which we have less experience operating. Our ability to develop and execute our business strategies with respect to these businesses and our core non-life run-off business is essential to our success, future growth opportunities, expanded market visibility and increased access to capital.
Our business strategies are described in "Item 1. Business - Business Strategy." We may not be able to implement these strategies or any future strategies fully or realize the anticipated results of our strategies as a result of significant business, economic and competitive uncertainties, many of which are beyond our control. If we are unable to successfully implement our business strategies, we may not be able to achieve future growth in our earnings and our financial condition may suffer and, as a result, holders of our ordinary shares may receive lower returns.
Inadequate loss reserves could reduce our net earnings and capital and surplus, which could have a materially adverse impact on our results of operations and financial condition.
Our success is dependent upon our ability to assess accurately the risks associated with the business we have insured and reinsured. We are required to maintain reserves to cover the estimated ultimate liability for losses and LAE for both reported and unreported incurred claims. These reserves are only estimates for what we consider the settlement and administration of claims will cost based on facts and circumstances known to us, as well as actuarial methodologies, historical industry loss ratio experience, loss development patterns, estimates of future trends and developments and other variable factors such as inflation. We cannot be certain that ultimate losses will not exceed our estimates of losses and LAE because of the uncertainties that surround the estimation process (which are discussed above in "Item 1. Business - Liability for Losses and Loss Adjustment Expense"). As a result, actual losses and LAE paid will deviate, perhaps substantially, from the reserve estimates reflected in our financial statements. If our reserves are insufficient to cover the actual losses and LAE, we would have to augment our reserves and incur a charge to our earnings. These charges could be material and would reduce our net earnings and capital and surplus.
In our non-life run-off businesses, loss reserves include potential asbestos and environmental ("A&E") liabilities. Ultimate values for A&E claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating potential losses for these claims. Factors contributing to the uncertainty include long waiting periods, reporting delays and difficulties identifying contamination sources and allocating damage liability. Developed case law and adequate claim history do not always exist for A&E claims, and changes in the legal and tort environment affect the development of such claims. To further understand this risk, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Losses and Loss Adjustment Expenses - Non-Life Run-off - Latent Claims."
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

Our active underwriting businesses present inherent risks and uncertainties which could have a material adverse effect on our business, financial condition and results of operations.
Underwriting is inherently a matter of judgment, involving assumptions about matters that are unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. In addition to the risks and uncertainties that impact all of our business segments, our Atrium and StarStone active underwriting businesses expose us to significant risks that could result in under performance of the active underwriting businesses compared to our expectations, which could have a material adverse effect on our business, financial condition and results of operations. Those risks include, but are not limited to:

•
exposure to claims arising out of unpredictable natural and man-made catastrophic events (including hurricanes, windstorms, tsunamis, severe weather, earthquakes, floods, fires, droughts, explosions, environmental contamination, acts of terrorism, war or political unrest) and changing climate patterns and ocean temperature conditions;

•
failure of our risk management and loss limitation methods (described in "Item 1. Business - Enterprise Risk Management") to adequately manage our loss exposure or provide sufficient protection against losses;

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

•	susceptibility to the effects of inflation due to premiums being established before the ultimate amounts of losses and LAE are known.
The cyclical nature of the insurance and reinsurance industries may make it more difficult for Atrium and StarStone to operate profitably, which could negatively impact our ability to execute our active underwriting strategies successfully.
The insurance and reinsurance industry has historically been characterized by periods of intense price competition due to excess underwriting capacity, as well as periods of more favorable pricing due to limited underwriting capacity. Periods of favorable pricing attract additional underwriting capacity (by new entrants, market instruments and structures, and additional commitments by existing insurers) that ultimately cause prices to decrease.
Changes in the frequency and severity of losses suffered by insureds and insurers also impact industry cycles. There can be no assurance that we will be able to accurately predict whether market conditions will improve, remain constant or deteriorate. Unfavorable market conditions could lead to a significant reduction in premium rates, impair our ability to underwrite at rates that we consider appropriate given the risk assumed, result in less favorable policy terms and drive fewer submissions for our active underwriting services. These factors could decrease our earnings and cause our results of operations to fluctuate significantly from period to period.
Cyclical market conditions also impact the availability and cost of reinsurance purchased by Atrium and StarStone as part of our risk management strategy. Market conditions may limit or prevent our active underwriting companies from obtaining adequate reinsurance protection for our business needs. If our active underwriting companies are unable to purchase reinsurance, or if reinsurance is available on unfavorable terms or only with less creditworthy reinsurers, we may retain a higher proportion of risks than we would otherwise prefer, incur additional expense, or purchase reinsurance from companies with higher credit risk, or we may underwrite fewer or smaller contracts. Any of these factors could negatively impact our financial performance.
Downgrades of financial strength ratings at StarStone or Lloyd’s could materially and negatively impact our active underwriting business and our company.
Financial strength ratings are an important factor in establishing the competitive position of insurance and reinsurance companies. The StarStone operating insurance entities are currently assigned a financial strength rating of "A-" (Excellent) by A.M. Best with a stable outlook. A ratings downgrade, outlook change or withdrawal could negatively impact StarStone’s competitive position in the industry, and severely limit or prevent StarStone from writing new insurance and reinsurance contracts if policyholders move their business to other more highly-rated companies. Such a change could also inhibit our ability to implement our business and growth strategies successfully. Additionally, many of StarStone's reinsurance contracts permit the ceding companies to cancel the contract if StarStone's financial strength rating is downgraded. Whether a ceding company would cancel a reinsurance contract after a ratings downgrade would depend on a number of factors (including the reason for and extent of the downgrade, and the pricing and availability of replacement reinsurance) and, accordingly, we cannot predict the extent to which these cancellation rights would be exercised or what effect any such cancellations would have on our financial condition or results of operations.
Lloyd’s ratings apply to business written through Syndicate 609 (Atrium) and Syndicate 1301 (StarStone). Lloyd’s is rated "A" (Excellent) by A.M. Best, "A+" (Strong) by Standard and Poor’s (or S&P) and "AA-" (Very Strong) by Fitch Ratings. Financial strength ratings downgrades at Lloyd’s could adversely affect our Lloyd’s syndicates’ ability to trade in certain classes of business at current levels.
Emerging claim and coverage issues could adversely affect our business.
As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the adequacy of our provision for losses and LAE by either extending coverage beyond the envisioned scope of insurance policies and reinsurance contracts, or by increasing the number or size of claims. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation. The full effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. In some instances, these changes may not become apparent until long after we have acquired or issued the contracts that are affected by the changes. As a result, the full extent of liability under these insurance or reinsurance contracts may not be known for many years after a contract has been issued.
Our life and annuities business is subject to the risk that actual mortality, morbidity, policy persistency, and investment yield may be different than our assumptions and could render our reserves inadequate or cause our results of operations in this business to suffer materially.
The performance of our life and annuities business depends on our ability to manage the run-off successfully and operate the business effectively and efficiently. Our reserves for life and annuity policy benefits are based on certain assumptions, including mortality, morbidity, lapse rates, expenses, and discount rates based on expected yields at acquisition. The adequacy of our reserves is contingent on actual experience related to these key assumptions, which were established at acquisition. Under U.S. GAAP, these assumptions are locked in throughout the life of the contract unless a premium deficiency develops, which means the impact of the difference between assumptions and actual experience is reflected in results of operations in the current reporting period. This involves reducing any asset for Value of Business Acquired ("VOBA") that remains from acquisition until a premium deficiency no longer exists.  If a premium deficiency still exists after VOBA has been eliminated, we are required to unlock our reserve assumptions and reset to management’s best estimate to remove the deficiency.  These revised assumptions are then locked in and used as the basis for reserve calculations going forward.  This could materially and adversely impact our results of operations and financial condition.
Our life insurance subsidiaries have exposure to the risk of catastrophic mortality, such as a pandemic or other event that causes a large number of deaths. In an economic downturn, our life subsidiaries may experience an elevated incidence of lapses of life insurance policies due to increased risk that policyholders may choose to cease paying insurance premiums (resulting in a non-diversified pool of policyholders). Any of these events could adversely affect our results of operations and financial condition.
Risks Relating to Our Acquisitions
There can be no assurance that we will continue to be able to grow our business through acquisitions.
We have pursued and, as part of our strategy, will continue to pursue growth through acquisitions. Since our formation in August 2001, we have acquired over 70 insurance and reinsurance companies and portfolios of insurance and reinsurance business, primarily in our run-off segments, and we expect to continue to make such acquisitions in the future. However, the acquisition and management of companies and portfolios in run-off is highly competitive, and driven by a number of factors, including proposed acquisition price, reputation, and financial resources. Some of our competitors have greater financial resources than we do, have been operating for longer than we have and have established long-term and continuing business relationships throughout the insurance and reinsurance industries, which can be a significant competitive advantage. As a result, we may not be able to compete successfully in the future for suitable acquisition candidates, and if we do not continue to acquire companies, we may not be able to achieve our strategic goals.

There can be no assurance that our acquisitions of insurance and reinsurance companies will be financially beneficial to us or our shareholders.
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
Our run-off business entails acquiring and managing insurance and reinsurance companies and portfolios of insurance and reinsurance. Unlike traditional insurers and reinsurers, our companies and portfolios in run-off no longer underwrite new policies and are subject to the risk that their stated provisions for losses and LAE, may not be sufficient to cover future losses and the cost of run-off. Because our non-life companies and portfolios in run-off generally no longer collect underwriting premiums, our sources of capital to cover losses are limited to our stated reserves, reinsurance coverage and retained earnings.
To achieve positive operating results from an acquisition, we must first price transactions on favorable terms relative to the risks posed by the acquired businesses and then successfully manage the acquired businesses by efficiently managing claims, collecting from reinsurers and controlling expenses. Failure to do these things successfully could result in us having to cover losses sustained with retained earnings, which would materially and adversely impact our ability to grow our business and may result in material losses.
We may not be able to realize the anticipated benefits of acquisitions, which may result in underperformance relative to our expectations and a material adverse effect on our business, financial condition or results of operations.
The acquisitions we have made and expect to make in the future may pose operational challenges that divert management’s time and energy and expose us to risks relating to:

•	funding cash flow shortages that may occur if anticipated revenues are not realized or are delayed, or if expenses are greater than anticipated;

•	the value of assets being lower than expected or diminishing because of credit defaults or changes in interest rates, or liabilities assumed being greater than expected;

•
integrating financial and operational reporting systems and internal controls, including assurance of compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our reporting requirements under the Securities Exchange Act of 1934, as amended (the "Exchange Act");

•	leveraging our existing capabilities and expertise into the business acquired and establishing synergies within our organization;

•	funding increased capital needs and overhead expenses;

•	integrating technology platforms and managing any increased cyber security risk;

•	obtaining and retaining management personnel required for expanded operations;

•	fluctuating foreign currency exchange rates relating to the assets and liabilities we may acquire;

•	goodwill and intangible asset impairment charges; and

•	complying with applicable laws and regulations.
 If we are unable to address some or all of these challenges, our acquisitions may underperform relative to our expectations and our business may be materially and adversely affected.
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
Our future capital requirements depend on many factors, including acquisition activity, our ability to manage the run-off of our assumed policies, our ability to establish reserves at levels sufficient to cover losses, our underwriting plans, and our obligations to satisfy statutory capital requirements. We may need to raise additional funds through equity or debt financings in the future. Our ability to secure this financing may be affected by a number of factors, including volatility in the worldwide financial markets and the strength of our capital position and operating results. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our existing shareholders could result, and any securities that are part of an equity financing may have rights, preferences and privileges that are senior to those of our already outstanding securities. If we cannot obtain adequate capital or credit, our business, results of operations and financial condition could be adversely affected by, among other things, our inability to finance future acquisitions.
Uncertain conditions in the global economy generally may materially adversely affect our business, results of operations and financial condition.
In the event of financial turmoil affecting the global banking system and global financial markets (including the sovereign debt markets), additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed maturity, credit, currency, and equity markets. This could have a number of effects on our business, including our ability to obtain financing for future acquisitions. Even if financing is available, it may only be available at an unattractive cost of capital, which would decrease our profitability.
Global and local economic conditions could also affect demand for and claims made under our products, our counter-party credit risk, and the ability of our customers and other counterparties to establish or maintain their relationships with us.
Net investment income and net realized and unrealized gains or losses also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in the fair value of financial and derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk that the actual amounts realized in the future on our financial instruments could differ significantly from the fair values currently assigned to them.
Reinsurers may not satisfy their obligations to our insurance and reinsurance subsidiaries, which could result in significant losses or liquidity issues for us.
Our insurance and reinsurance subsidiaries are subject to credit risk with respect to their reinsurers because the transfer of risk to a reinsurer does not relieve our subsidiaries of their liability to the insured. Reinsurance companies may be negatively impacted or downgraded during difficult financial and economic conditions in the worldwide capital markets and economies. In addition, reinsurers may be unwilling to pay our subsidiaries even though they are able to do so, or disputes may arise regarding payment obligations. The failure of one or more of our subsidiaries’ reinsurers to honor their obligations in a timely fashion may affect our cash flows, reduce our net earnings or cause us to incur a significant loss. Disputes with our reinsurers may also result in unforeseen expenses relating to litigation or arbitration proceedings. A reinsurer’s inability or unwillingness to honor its obligations to Atrium or StarStone may negate the intended risk-reducing impact of our reinsurance purchasing programs.
Exposure to reinsurers who from time to time represent meaningful percentages of our total reinsurance balances recoverable may increase the risks described above. For information on reinsurance balances recoverable, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Reinsurance Balances Recoverable."

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
In addition, the ability of our insurance and reinsurance subsidiaries to make distributions to us is limited by various business considerations and applicable insurance laws and regulations (which are described in "Item 1. Business - Regulation"). These laws and regulations and the determinations by the regulators implementing them may significantly restrict distributions, and, as a result, our overall liquidity. The ability of all of our subsidiaries to make distributions to us may also be restricted by, among other things, other applicable laws and regulations and the terms of our bank loans and our subsidiaries’ bank loans.
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
We and our subsidiaries currently have two outstanding credit facilities: our Revolving Credit Facility and the Sussex Facility. We depend on access to funds from our credit facilities in operating our business. These credit facilities contain various business and financial covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to certain dispositions of stock and dividends and stock repurchases, investment constraints and limitations on liens on stock. We may also enter into future credit facilities or other debt arrangements containing similar or different restrictive covenants. Our failure to comply with these covenants could result in an event of default under the credit facilities, which could result in us being required to repay the amounts outstanding under these facilities prior to maturity. These prepayment obligations could have an adverse effect on our results of operations and financial condition.
In addition, complying with these covenants could limit our financial and operational flexibility. Our credit facilities are described in more detail in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Loan Facilities."
Risks Relating to Our Investments
The value of our insurance and reinsurance subsidiaries’ investment portfolios and the investment income that our insurance and reinsurance subsidiaries receive from these portfolios may decline materially as a result of market fluctuations and economic conditions, including those related to interest rates and credit spreads.
We derive a significant portion of our income from our invested assets, which consist primarily of investments in fixed maturity securities. The net investment income that our subsidiaries realize from investments in fixed maturity securities will generally increase or decrease in an inverse relationship with changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A rise in interest rates would increase net unrealized losses, which would be offset over time by our ability to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would decrease net unrealized losses, which would be offset over time by lower rates of return on funds reinvested. The fair market value can also decrease as a result of any downturn in the business cycle that causes the credit quality of those securities to deteriorate. Any such deterioration of credit ratings on our fixed maturity security investments may result in the need to liquidate these securities in the financial markets. If we are required to liquidate these securities during a period of tightening credit, we may realize a significant loss.
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
The changes in the market value of our securities that are classified as trading or available-for-sale are reflected in our financial statements. Other-than-temporary impairment losses in the value of our fixed maturity securities are also reflected in our financial statements. As a result, a decline in the value of the securities in our investment portfolios may materially reduce our net income and shareholders’ equity, and may cause us to incur a significant loss. For more information on our investment portfolios, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Our investments in alternative investments may be illiquid and volatile in terms of value and returns, which could negatively affect our investment income and liquidity.
In addition to fixed maturity securities, we have invested, and may from time to time continue to invest, in alternative investments such as private equity funds, fixed income funds, fixed income and multi-strategy hedge funds, equity funds, real estate debt funds and CLO equity funds, as well as direct investments in CLO equities. These and other similar investments may be illiquid due to restrictions on sales, transfers and redemptions, may have different, more significant risk characteristics than our investments in fixed maturity securities and may also have more volatile values and returns, all of which could negatively affect our investment income and liquidity.
Alternative or "other" investments may not meet regulatory admissibility requirements, which may limit our subsidiaries’ ability to make capital distributions to us and, consequently, negatively impact our liquidity. For more information on our alternative investments, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
The valuation of our investments may include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our financial condition or results of operations.
Fixed maturity and alternative investments, such as private equity funds, fixed income funds, fixed income and multi-strategy hedge funds, equity funds, real estate debt funds and CLO equity funds, as well as direct investments in CLO equities, represent the majority of our total cash and invested assets. Other than fixed maturity securities classified as held-to-maturity and carried at amortized cost, these investments are reported at fair value on our consolidated balance sheet. Fair value prices for all trading and available-for-sale securities in the fixed maturities portfolio are independently provided by our investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by our accounting service providers, managers or custodians, after we perform an internal validation process. Fair value for our alternative investments is estimated based primarily on the most recently reported net asset values reported by the fund manager, which we may adjust following our internal review.
These valuation procedures involve estimates and judgments, and during periods of market disruptions (such as periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity), it may be difficult to value certain of our securities if trading becomes less frequent or market data becomes less observable. In addition, there may be certain asset classes that are now in active markets with significant observable data that become illiquid due to changes in the financial environment. In these cases, the valuation of a greater number of securities in our investment portfolio may require more subjectivity and management judgment. As a result, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods that are more sophisticated or require greater estimation, which may result in valuations greater than the value at which the investments could ultimately be sold. Further, rapidly changing and unpredictable credit and equity market conditions could materially affect the valuation of securities carried at fair value as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our financial condition and results of operations.

The nature of our business liquidity demands and the structure of our entities’ investment portfolios may adversely affect the performance of our investment portfolio and financial results and our investing flexibility.
We strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. Because of the unpredictable nature of losses that may arise under the insurance and reinsurance policies issued by certain of our subsidiaries and as a result of our opportunistic commutation strategy, our liquidity needs can be substantial and may arise at any time. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If we are unsuccessful in managing our investment portfolio within the context of this strategy, we may be forced to liquidate our investments at times and at prices that are not optimal, and we may have difficulty liquidating some of our alternative investments due to restrictions on sales, transfers and redemptions. This could have a material adverse effect on our business and the performance of our investment portfolio.
We maintain each acquired company and portfolio of insurance and reinsurance business in separate stand-alone entities, and therefore, we have many individual portfolios of cash and investments. Each investment portfolio has its own regulatory admissibility requirements, and each run-off entity is likely to have negative operating and financing cash flows due to commutation activity, claims settlements and capital distributions. These factors reduce our overall investing flexibility.
Our investments in life settlements contracts are subject to the risk that actual experience could differ substantially from our assumptions related to their estimated value, which may impair their value and adversely impact our results of operations.
We recently acquired companies that own interests in life insurance policies acquired in the secondary and tertiary markets and through collateralized lending transactions. We recognize our initial investment in these life settlements contracts at the transaction price plus all initial direct external costs. The transaction price was established based on certain assumptions, including the life expectancy of the insured person, the projected premium payments on the contract (including projections of possible rate increases from the related insurance carrier), the projected costs of administration relating to the contract, and the projected risk of non-payment, including the financial health of the related insurance carrier, the possibility of legal challenges from such insurance carrier or others and the possibility of regulatory changes that may affect payment. The estimated value of a contract is also affected by the discounted value of future cash flows from death benefits and the discounted value of future premiums due on the contract.
The actual value of any life settlement contract cannot be determined until the policy matures (i.e., the insured has died and the insurance carrier has paid out the death benefit to the holder). We pay continuing costs to keep the policies in force, primarily life insurance premiums, which increases the carrying amount of the investment. Because we recognize income on individual investments at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at the time the insured dies, the profitability of our life settlements investments is contingent on actual experience relative to the key assumptions we made when the life settlement investment was acquired. If actual experience differs from these assumptions, our carrying value of these investments may increase. The investments are subject to a quarterly impairment review on a contract-by-contract basis. A significant negative difference between the carrying cost of contracts and death benefits expected to be received at maturity of contracts could adversely affect our net investment income and our results of operations.
Risks Relating to Laws and Regulation
Insurance laws and regulations restrict our ability to operate, and any failure to comply with these laws and regulations, or any investigations by government authorities, may have a material adverse effect on our business.
We are subject to the insurance laws and regulations of a number of jurisdictions worldwide. Existing laws and regulations limit the amount of dividends that can be paid to us by our insurance and reinsurance subsidiaries, prescribe solvency and capital adequacy standards, impose restrictions on the amount and type of investments that can be held to meet solvency and capital adequacy requirements, require the maintenance of reserve liabilities, and require pre-approval of acquisitions and certain affiliate transactions. Failure to comply with these laws and regulations or to maintain appropriate authorizations, licenses, and/or exemptions under applicable laws and regulations may cause authorities to preclude or suspend our subsidiaries from carrying on some or all of their activities, place one or more of them into rehabilitation or liquidation proceedings, impose monetary penalties on them, or commence insurance company delinquency proceedings against them. The application of these laws and regulations by various governmental authorities, including authorities outside the United States, may affect our liquidity and restrict our ability to expand our business operations through acquisitions or to pay dividends on our ordinary shares. Furthermore, compliance with legal and regulatory requirements may result in significant expenses, which could have a negative impact on our profitability. To further understand these risks, see "Item 1. Business - Regulation."
In addition to legal and regulatory requirements, the insurance and reinsurance industry has experienced substantial volatility as a result of investigations, litigation and regulatory activity by various insurance, governmental and enforcement authorities, including the SEC, concerning certain practices within the insurance and reinsurance industry. Our life insurance subsidiaries may be subject to life industry-specific investigations, including ongoing industry-wide investigations by state attorneys general and other regulators into compliance with unclaimed property laws and practices relating to forced-placed insurance. Insurance and reinsurance companies that we have acquired, or may acquire in the future, may have been or may become involved in these or other investigations and may have lawsuits filed against them. Our involvement in any investigations and related lawsuits would cause us to incur legal costs and, if we or any of our insurance or reinsurance subsidiaries were found to have violated any laws, we could be required to pay fines and damages, perhaps in material amounts.
Political, regulatory and industry initiatives could adversely affect our business by increasing the amount of regulation we face or changing the nature of the regulations that apply to us in operating our insurance businesses or acquiring new insurance businesses.
Increasingly, governmental authorities have taken interest in the potential systemic risks posed by the insurance and reinsurance industry as a whole. The insurance regulatory environment has become subject to increased scrutiny across a number of jurisdictions, and authorities regularly consider enhanced or new regulatory requirements and seek to exercise their supervisory authority in new and more extensive ways. Regulators are generally concerned with the protection of policyholders above other constituencies, including our shareholders. Additional laws and regulations have been and may continue to be enacted in the wake of the recent or future financial and credit crises that may have adverse effects on our operations, financial condition and liquidity. We cannot predict the exact nature, timing or scope of these initiatives; however, we believe it is likely there will be increased regulatory intervention in our industry in the future, and these initiatives could adversely affect our business.
For example, the implementation of Solvency II, an E.U.-wide directive covering the capital adequacy, risk management and regulatory reporting for insurers, requires significant resources to ensure compliance by our E.U. companies. Additionally, if our non-E.U. subsidiaries engage in E.U. insurance or reinsurance business, additional capital requirements may be imposed for such companies to continue to insure or reinsure E.U.-domiciled risk or cedants if their regulatory regime is not deemed to have Solvency II equivalence.
In the United States, the Dodd-Frank Act addresses the entire financial services industry and includes initiatives such as the creation of a Federal Insurance Office and other federal oversight agencies, the requiring of more transparency, accountability and focus in protecting investors and businesses, the input of shareholders regarding executive compensation, and the enhanced empowerment of regulators to punish fraud and unethical business practices. Continued compliance with these laws and regulations is likely to result in additional regulation and additional costs for us.
In many of the jurisdictions in which we operate, including Bermuda, there are increased initiatives relating to group supervision though cooperation and coordination among insurance regulators regardless of an individual company’s domiciliary jurisdiction. As of January 1, 2016, the BMA began acting as our group supervisor, as described in "Item 1. Business - Regulation," which has led to increased regulatory reporting and oversight.
In addition, increased scrutiny by insurance regulators of investments in or acquisitions of insurers or insurance holding companies by private equity firms or hedge funds may result in imposition of additional regulatory requirements and restrictions. We have in the past partnered with private equity firms in making acquisitions and may do so in the future. This increased scrutiny may make it difficult to complete U.S. acquisitions with private equity or hedge funds should we seek to do so. In addition, private equity firms have invested in Enstar and may seek to do so in the future. This increased scrutiny may materially and adversely impact our ability to raise capital through transactions with these types of investors.
Changes in accounting principles and financial reporting requirements could impact our reported financial results and our reported financial condition.
Our financial statements are prepared in accordance with U.S. GAAP, which is periodically revised by the Financial Accounting Standards Board ("FASB"), and they are subject to the accounting-related rules and interpretations of the SEC. We are required to adopt new and revised accounting standards implemented by the FASB.

Unanticipated developments in accounting practices, for example a convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"), may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in accounting standards, particularly those that apply to insurance companies, cannot be predicted but may affect the calculation of net earnings, shareholders’ equity and other relevant financial statement line items. In addition, such changes may cause additional volatility in reported earnings, decrease the understandability of our financial results and affect the comparability of our reported results with the results of others.
Risks Relating to our Operations
We are dependent on our executive officers, directors and other key personnel and the loss of any of these individuals could adversely affect our business.
Our success substantially depends on our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe that there are only a limited number of available qualified personnel in the businesses in which we compete, and the pool of highly skilled employees available to fill key positions at our companies may fluctuate based on market conditions. We rely substantially upon the services of our executive officers and our subsidiaries’ executive officers and directors, as well as our local management teams, to implement our business strategies. The loss of the services of any of our management or other key personnel, or the loss of the services of or our relationships with any of our directors, could have a material adverse effect on our business. Higher demand for employees having desired talents could lead to increased compensation expectations for existing and prospective personnel across our organization, which could also make it difficult to maintain labor expenses at desired levels.
Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us, and conflicts of interest might prevent us from pursuing desirable acquisitions, investments and other business opportunities.
Our directors and executive officers may have ownership interests or other involvement with entities that could compete against us or otherwise have interests that could, at times, be considered potentially adverse to us, either in the pursuit of acquisition targets, investments or in our business operations. We have also participated in transactions in which one or more of our directors or executive officers or their affiliates had an interest, and we may do so in the future. The interests of our directors and executive officers in such transactions or such entities may result in a conflict of interest for those directors and officers.
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
Cybersecurity events or other difficulties with our information security assets could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
We rely heavily on the successful, uninterrupted functioning of our information technology assets and telecommunications systems, as well as those of any third-party service providers we use. We depend on information technology systems to perform functions critical to our business such as paying claims, performing actuarial and other modeling functions, pricing, quoting and processing policies, cash and investment management, acquisition work and other necessary support functions. A failure of our information technology assets or telecommunications systems could materially impact our ability to perform these functions, affect the confidentiality, availability or integrity of our proprietary information and expose us to litigation and increase our administrative expenses.
Computer viruses, cyber-attacks, and other external hazards, as well as any internal process or employee failures, could expose our information technology assets to security breaches that may cause critical data to be corrupted or confidential or proprietary information to be exposed, or cause system disruptions or shut-downs. In addition to our own information, we receive and may be responsible to protect confidential information from clients and other third parties, which could also be compromised in the event of a security breach. Our active underwriting companies rely on broker portals to bind certain business, and, therefore, a service interruption would negatively impact our ability to write business.

Where we rely on third parties for outsourced functions and other services, our information may be exposed to the risk of a data breach or cyber-security incident through their systems. Although we utilize numerous controls, protections and risk management strategies to attempt to mitigate these risks, and management is not aware of a material cybersecurity incident to date, the sophistication and volume of these security threats continues to increase. The potential consequences of a data breach or cyber-security incident could include claims against us, significant reputational damage to our company, damage to our business as a result of disclosure of proprietary information, and regulatory action against us. Such an incident could cause us to lose business and commit resources, management time and money to remediate these breaches, any of which in turn could have an adverse impact on our business.
If outsourced providers such as third-party administrators, managing general agents, investment managers or other service providers were to breach obligations owed to us, our business and results of operations could be adversely affected.
We outsource certain business functions to third-party providers, and these providers may not perform as anticipated or may fail to adhere to their obligations to us. For example, certain of our subsidiaries rely on relationships with a number of third-party administrators, under contracts pursuant to which these third-party administrators manage and pay claims on our subsidiaries’ behalf and advise with respect to case reserves. In these relationships, we rely on controls incorporated in the provisions of the administration agreement, as well as on the administrator’s internal controls, to manage the claims process within our prescribed parameters. Our StarStone and Atrium subsidiaries use managing general agents, general agents and other producers to write and administer business on their behalf within underwriting authorities prescribed by StarStone and Atrium. We also rely on external investment managers to provide services pursuant to the terms of our investment management agreements, including following established investment guidelines. Although we monitor these administrators, agents and producers, and managers on an ongoing basis, our monitoring efforts may not be adequate or our service providers could exceed their authorities or otherwise breach obligations owed to us, which, if material, could adversely affect our business and results of operations.
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
We have a number of shareholders with large interests, including several that may be affiliated with members of our Board of Directors. The interests of Messrs. Silvester, O’Shea and Packer, CPPIB, Trident, Akre Capital Management ("Akre Capital"), Beck Mack & Oliver ("Beck Mack") and Goldman, Sachs & Co. and its affiliates ("Goldman Sachs") may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of December 31, 2015, Messrs. Silvester, O’Shea and Packer (collectively), CPPIB, Trident, Akre Capital, Beck

Mack and Goldman Sachs beneficially owned approximately 10.7%, 9.3%, 8.4%, 7.3%, 5.7%, and 4.2%, respectively, of our outstanding voting ordinary shares. Goldman Sachs also owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of approximately 17.5% as of December 31, 2015. Goldman Sachs owns warrants that, if exercised and combined with its voting and non-voting ordinary shares, would represent an economic interest of approximately 19% as of December 31, 2015. CPPIB owns additional non-voting ordinary shares that, together with its voting shares, represented an economic interest of approximately 9.9% as of December 31, 2015 (which is expected to increase to approximately 13.8% following closing of its definitive agreement to acquire additional voting shares).
Although they do not act as a group, these shareholders may exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Enstar, which may reduce the market price of our ordinary shares.
Some aspects of our corporate structure may discourage third-party takeovers and other transactions, limit voting rights of certain shareholders to 9.5% or prevent the removal of our board of directors and management.
Some provisions of our bye-laws have the effect of making more difficult or discouraging unsolicited takeover bids from third parties or preventing the removal of our current board of directors and management. In particular, our bye-laws make it difficult for any U.S. shareholder or Direct Foreign Shareholder Group (a shareholder or group of commonly controlled shareholders of Enstar that are not U.S. persons) to own or control ordinary shares that constitute 9.5% or more of the voting power of all of our ordinary shares. The votes conferred by such shares will be reduced by whatever amount is necessary so that after any such reduction the votes conferred by such shares will constitute 9.5% of the total voting power of all ordinary shares entitled to vote generally. The primary purpose of this restriction is to reduce the likelihood that we or any of our non-U.S. subsidiaries will be deemed a "controlled foreign corporation" within the meaning of Internal Revenue Code of 1986, as amended (the "Code") for U.S. federal tax purposes. However, this limit may also have the effect of deterring purchases of large blocks of our ordinary shares or proposals to acquire us, even if some or a majority of our shareholders might deem these purchases or acquisition proposals to be in their best interests. In addition, our bye-laws provide for a classified board, whose members may be removed by our shareholders only for cause by a majority vote, and contain restrictions on the ability of shareholders to nominate persons to serve as directors, submit resolutions to a shareholder vote and request special general meetings.
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
We have several registration rights agreements in place with certain of our shareholders, primarily including Mr. Silvester, CPPIB, Trident, Goldman Sachs and Corsair Capital. These agreements include demand registration rights pursuant to which these shareholders may require that we register certain of their ordinary shares under the Securities Act of 1933, as amended (the "Securities Act"), on up to an aggregate of eight occasions. All of these investors also have "piggyback" registration rights with respect to our registration of voting ordinary shares for our own account or for the account of one or more of our shareholders. As of December 31, 2015, an aggregate of approximately 8 million ordinary shares (approximately 3.1 million of which are non-voting ordinary shares) are subject to these registration rights agreements.

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
The Bermuda Companies Act (the "Companies Act"), which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, shareholders who own our shares may have more difficulty protecting their interests than shareholders who own shares of a U.S. corporation. For example, class actions and derivative actions are generally not available to shareholders under Bermuda law. Under Bermuda law, only shareholders holding collectively 5% or more of our outstanding ordinary shares or numbering 100 or more are entitled to propose a resolution at our general meeting.
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
Our board of directors may decline to register a transfer of ordinary shares under certain circumstances, including if it has reason to believe that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders may occur as a result of such transfer. Further, our bye-laws provide us with the option to repurchase, or to assign to a third party the right to purchase, the minimum number of shares necessary to eliminate any such non-de minimis adverse tax, regulatory or legal consequence. In addition, our board of directors may decline to approve or register a transfer of shares unless all applicable consents, authorizations, permissions or approvals of any governmental body or agency in Bermuda, the United States, the United Kingdom or any other applicable jurisdiction required to be obtained prior to such transfer shall have been obtained. The proposed transferor of any shares will be deemed to own those shares for dividend, voting and reporting purposes until a transfer of such shares has been registered on our shareholders register.
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
U.S. persons who own our ordinary shares might become subject to adverse U.S. tax consequences as a result of "related person insurance income," if any, of our non-U.S. insurance company subsidiaries.
For any of our wholly-owned non-U.S. insurance company subsidiaries, if (1) U.S. persons are treated as owning 25% or more of our shares, (2) the related person insurance income ("RPII") of that subsidiary were to equal or exceed 20% of its gross insurance income in any taxable year, and (3) direct or indirect insureds of that subsidiary (and persons related to such insureds) own (or are treated as owning) 20% or more of the voting power or value of our shares, then a U.S. person who owns our shares directly, or indirectly through non-U.S. entities, on the last day of the taxable year would be required to include in income for U.S. federal income tax purposes that person's pro rata share of the RPII of such a non-U.S. insurance company for the entire taxable year, whether or not any such amounts are actually distributed. (In the case of any of our partially-owned non-U.S. insurance company subsidiaries, the RPII provisions apply similarly, except that the percentage share ownership thresholds described in the preceding sentence are measured in terms of indirect ownership of the subsidiary’s shares rather than in terms of ownership of our shares.)
Moreover, if the RPII rules of the Code were to apply to any of our non-U.S. insurance company subsidiaries, any RPII that is includible in the income of a U.S. tax-exempt organization would generally be treated as unrelated business taxable income. Although we and our subsidiaries intend to operate generally in a manner so as to avoid exceeding the foregoing thresholds for application of the RPII rules, there can be no assurance that this will always be the case. Accordingly, there can be no assurance that U.S. persons who own our ordinary shares will not be required to recognize gross income inclusions attributable to RPII.
In addition, the RPII rules provide that if a shareholder who is a U.S. person disposes of shares in a foreign insurance company that has RPII and in which U.S. persons collectively own 25% or more of the total combined voting power of all classes of stock entitled to vote, or the total value of the stock, any gain from the disposition will generally be treated as dividend income to the extent of the shareholder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares (whether or not those earnings and profits are attributable to RPII). Such a shareholder would also be required to comply with certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to dispositions of our ordinary shares because we will not be directly engaged in the insurance business. The RPII rules have not been interpreted by the courts or the U.S. Internal Revenue Service (the "IRS") and regulations interpreting the RPII rules exist only in proposed form. Accordingly, there is no assurance that our views as to the inapplicability of these rules to a disposition of our ordinary shares will be accepted by the IRS or a court.
U.S. persons who own our ordinary shares would be subject to adverse tax consequences if we were considered a "passive foreign investment company" ("PFIC") for U.S. federal income tax purposes.
We believe that we will not be a PFIC for U.S. federal income purposes for the current year. In particular, we believe that the income of our non-U.S. subsidiaries that are insurance companies is derived in the "active conduct of an insurance business" by corporations that are predominately engaged in such business, and that this is also the case for us when the operations of our subsidiaries are considered as a whole, under the look-through rules applicable to foreign holding companies. Moreover, we do not expect to conduct our activities in a manner that will cause us to become a PFIC in the future. However, there can be no assurance that the IRS will not challenge this position or that a court will not sustain such challenge. Accordingly, it is possible that we might be deemed a PFIC by the IRS or a court for the current year or any future year. If we were a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation, including subjecting the investor to a substantial acceleration and/or increase in tax liability.
There are currently no final regulations regarding the application of the PFIC provisions of the Code to an insurance company, so the application of those provisions to insurance companies remains unclear in certain respects. The IRS issued proposed regulations on this subject in April 2015, which, if finalized as proposed, might be construed to cause us to be treated as a PFIC. In response to the proposed regulations, comments have been submitted to the IRS on behalf of Bermuda-based insurance holding companies and others, requesting changes and clarifications to the proposed regulations so that a holding company with our structure will not be considered a PFIC. There is no assurance that the regulations will be finalized in a manner that clearly accommodates our existing structure.
U.S. persons who own 10 percent or more of our shares may be subject to taxation under the "controlled foreign corporation" ("CFC") rules.
A U.S. person that is a "10% U.S. Shareholder" of a non-U.S. corporation (i.e., a U.S. person who owns or is treated as owning at least 10% of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation) that is a CFC for an uninterrupted period of 30 days or more during a taxable year, that owns shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, must include in gross income for U.S. federal income tax purposes the person’s pro rata share of the CFC’s "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income) other than, under certain circumstances, income from insuring non-U.S. risks.
A non-U.S. corporation is considered a CFC if "10% U.S. Shareholders" own (directly, indirectly through non-U.S. entities, or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., "constructively")) more than 50% of the total combined voting power of all classes of stock of that foreign corporation, or the total value of all stock of that foreign corporation. For purposes of taking into account insurance income, a CFC also may include a non-U.S. insurance company that has more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) owned directly, indirectly through non-U.S. entities, or constructively by 10% U.S. Shareholders on any day during the corporation’s taxable year.
We believe that because of the dispersion of our share ownership, and provisions in our organizational documents that limit voting power, no U.S. person (including our subsidiary Enstar USA, Inc., which owns certain of our non-voting shares) should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total combined voting power of all classes of our shares. However, the IRS could challenge the effectiveness of these provisions in our organizational documents. Accordingly, no assurance can be given that a U.S. person who owns our shares will not be characterized as a 10% U.S. Shareholder.
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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.   PROPERTIES
We lease office space in Hamilton, Bermuda, where our principal executive office is located. We also lease office space in a number of U.S. states, the United Kingdom, Australia, Ireland, Switzerland, Canada, India, Singapore and several Continental European countries.
We renew and enter into new leases in the ordinary course of our business. We believe that this office space is sufficient for us to conduct our current operations for the foreseeable future, although in connection with future acquisitions from time to time, we may expand to different locations or increase space to support any such growth.
ITEM 3.   LEGAL PROCEEDINGS
For a discussion of legal proceedings, see "Note 21 - Commitments and Contingencies" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares trade on the NASDAQ Global Select Market under the ticker symbol "ESGR".
Market and Dividend Information
On February 25, 2016, the last reported sale price for our shares was $159.00 per share. The price range per ordinary share presented below represents the highest and lowest sale prices for our ordinary shares on the NASDAQ Global Select Market during the quarterly periods indicated:

	2015		2014
	High	Low	High	Low
First Quarter	$152.91	$133.35	$141.64	$119.82
Second Quarter	$161.24	$139.36	$152.47	$127.31
Third Quarter	$166.40	$143.63	$153.74	$136.31
Fourth Quarter	$161.97	$145.73	$161.94	$135.05
Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in "Note 20 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Holders
On February 25, 2016 there were 1,902 shareholders of record of our voting ordinary shares and 6 shareholders of record of our non-voting ordinary shares. The number of shareholders of record of our voting ordinary shares does not represent the actual number of beneficial owners of our voting ordinary shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Issuer Purchases of Equity Securities
None.

Performance Graph
The following performance graph compares the cumulative total return on our ordinary shares with the cumulative total return on the NASDAQ Composite Index and the NASDAQ Insurance Index for the period that commenced December 31, 2010 and ended on December 31, 2015. The performance graph shows the value as of December 31 of each calendar year of $100 invested on December 31, 2010 in our ordinary shares, the NASDAQ Composite Index, and the NASDAQ Insurance Index assuming the reinvestment of dividends. Returns have been weighted to reflect relative market capitalization. This information is not necessarily indicative of future returns.

	Indexed Returns* for Years Ended December 31,
	2010	2011	2012	2013	2014	2015
Enstar Group Limited	100.00	116.10	132.40	164.24	180.76	177.39
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Insurance Index	100.00	103.11	119.30	159.38	176.36	190.89
*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
The following selected historical financial information for each of the past five fiscal years has been derived from our audited historical financial statements. This information is only a summary and should be read in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K. The results of operations for historical accounting periods are not necessarily indicative of the results to be expected for any future accounting period.
Since our inception, we have made numerous acquisitions of companies and portfolios of business that impact the comparability between periods of the information reflected below. In particular, our 2015 acquisitions of Alpha, the life settlement companies of Wilton Re, and Sussex, our 2014 acquisition of StarStone and our 2013 acquisitions of SeaBright, Pavonia, Arden and Atrium impact comparability to other periods, including with respect to net premiums earned. Our acquisitions and significant new business are described in "Item 1. Business - Recent Acquisitions and Significant New Business” and Notes 3 and 4 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands of U.S. dollars, except share and per share data)
Statements of Earnings Data:
Net premiums earned	$839,071	$646,450	$239,807	$3,511	$3,543
Fees and commission income	35,905	33,079	12,817	8,570	17,858
Net investment income	157,654	101,406	89,920	68,864	60,848
Net realized and unrealized gains (losses)	(41,252)	62,619	70,651	73,612	9,214
Gain on bargain purchase	—	—	—	—	13,105
Net incurred losses and loss adjustment expenses	(104,333)	(9,146)	163,672	237,953	293,461
Life and annuity policy benefits	(96,926)	(108,046)	(78,354)	300	(1,557)
Acquisition costs	(177,430)	(132,573)	(23,199)	—	—
Total other expenses, net	(402,348)	(366,553)	(251,492)	(201,291)	(188,014)
Net earnings	210,341	227,236	223,822	191,519	208,458
Less: Net loss (earnings) attributable to noncontrolling interests	9,950	(13,487)	(15,218)	(23,502)	(54,765)
Net earnings attributable to Enstar Group Limited	$220,291	$213,749	$208,604	$168,017	$153,693
Per Ordinary Share Data: (1)
Net earnings per share attributable to Enstar Group Limited ordinary shareholders — basic	$11.44	$11.61	$12.62	$10.22	$11.03
Net earnings per share attributable to Enstar Group Limited ordinary shareholders — diluted	$11.35	$11.44	$12.49	$10.10	$10.81
Weighted average ordinary shares outstanding — basic	19,252,072	18,409,069	16,523,369	16,441,461	13,930,221
Weighted average ordinary shares outstanding — diluted	19,407,756	18,678,130	16,703,442	16,638,021	14,212,440
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

	December 31,
	2015	2014	2013	2012	2011
	(in thousands of U.S. dollars, except per share data)
Balance Sheet Data:
Total investments	$7,454,355	$6,004,149	$5,519,798	$3,352,875	$3,335,199
Total cash and cash equivalents (inclusive of restricted)	1,333,264	1,498,376	1,041,498	954,855	1,223,665
Reinsurance balances recoverable	1,474,004	1,331,555	1,363,819	1,122,919	1,789,582
Total assets	11,832,132	9,936,885	8,620,155	5,878,261	6,606,138
Losses and loss adjustment expense liabilities	5,720,149	4,509,421	4,219,905	3,650,127	4,272,081
Policy benefits for life and annuity contracts	1,304,697	1,220,864	1,273,100	11,027	10,835
Loans payable	600,250	320,041	452,446	107,430	242,710
Total Enstar Group Limited shareholders’ equity	2,516,872	2,304,850	1,755,523	1,553,755	1,386,066
Book Value per Share:(1)
Basic	$130.65	$120.04	$106.21	$94.29	$84.56
Diluted	$129.65	$119.22	$105.20	$93.30	$82.97
Shares Outstanding:
Basic	19,263,742	19,201,017	16,528,343	16,477,809	16,391,076
Diluted	19,714,810	19,332,864	16,707,115	16,653,120	16,705,767
(1) Basic book value per share is calculated as total Enstar Group Limited shareholders’ equity available to ordinary shareholders divided by the number of ordinary shares outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is calculated as total Enstar Group Limited shareholders’ equity available to ordinary shareholders plus the assumed proceeds from the exercise of both restricted shares and outstanding warrants divided by the sum of the number of ordinary shares and ordinary share equivalents and warrants outstanding at the end of the period.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this annual report. Some of the information contained in this discussion and analysis or included elsewhere in this annual report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements", "Item 1A. Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Business Overview
We are a Bermuda-based holding company with a core focus of acquiring and managing insurance and reinsurance companies in run-off and portfolios of insurance and reinsurance business in run-off, and providing management, consulting and other services to the insurance and reinsurance industry. We operate our business internationally through our insurance and reinsurance subsidiaries and our consulting subsidiaries in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations.
Until 2013, all but one of our acquisitions had been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
While our core focus remains acquiring and managing non-life run-off business, in recent years, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone. We partnered with Trident in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling owning a 1.7% interest. We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia from HSBC Holdings plc on March 31, 2013.
Our strategies with respect to these new lines of business and our core non-life run-off business are discussed in "Item 1. Business - Company Overview", "- Business Strategy", and "- Recent Acquisitions and Significant New Business."
Key Performance Indicator
Our primary corporate objective is growing our fully diluted book value per share. This is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing on our active underwriting strategies. The drivers of our book value growth are discussed in "Item 1. Business - Business Strategy."
During the year ended December 31, 2015, we increased our book value per share on a fully diluted basis by 8.7% to $129.65 per share. The increase was primarily attributable to net earnings of $220.3 million, partially offset by other comprehensive loss of $22.5 million attributable to Enstar Group Limited. See "Item 6. Selected Financial Data" herein for the computation of fully diluted book value per share.
The growth of our fully diluted book value per share since becoming a public company is shown in the table below.

Current Outlook
Run-off
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. Our non-life run-off reserves were $4.6 billion as at December 31, 2015, an increase of $1.2 billion during 2015, and we continue to evaluate opportunities for future growth. Most recently, on February 17, 2016, we entered into an agreement to assume net reserves of $1.1 billion from Allianz SE ("Allianz"); we will also provide consulting services to Allianz on this portfolio of business. Our reserves for policyholder benefits in our life and annuities segment were $1.3 billion as at December 31, 2015, having recently acquired approximately $117.2 million of reserves through our purchase of Belgium-based Nationale Suisse Assurance S.A., which we renamed Alpha Insurance SA ("Alpha"). We will continue to employ a disciplined approach when assessing, acquiring or managing portfolios of risk.
We manage claims in a professional and disciplined manner, drawing on our global team of in-house claims management experts as we aim to proactively manage risks and claims efficiently. We employ an opportunistic commutation strategy in which we negotiate with policyholders and claimants with a goal of commuting or settling existing insurance and reinsurance liabilities at a discount to the ultimate liability and also to avoid unnecessary or expensive legal and other associated run-off fees and expense.
As a result of the number of transactions we have completed over the years, we have a complex organizational structure consisting of numerous licensed entities across many jurisdictions. In managing our group, we look for opportunities to simplify our legal structure by way of company amalgamations and mergers, reinsurance, or other transactions in order to improve capital efficiency and decrease ongoing compliance and operational costs over time. In addition, we seek to pool risk in areas where we maintain the expertise to manage such risk to achieve operational efficiencies, which will allow us to most efficiently manage our assets and to achieve capital diversification benefits.
Underwriting
Our underwriting results can be affected by changes in premium rates, significant losses, development of prior year loss reserves and current year underwriting margins. In general, our expectation for 2016 is that underwriting margins will be flat or lower than in 2015, with premium rates expected to be impacted by both market and general economic conditions. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. If general economic conditions worsen, a decrease in the level of economic activity may impact insurable risks and our ability to write premium that is acceptable to us. We may adjust our level of reinsurance to maintain an amount of net exposure that is aligned with our risk tolerance.
Our strategy is to maintain our disciplined underwriting approach and strong risk management practices, which may result in us writing less premium in certain lines of business than we wrote in 2015. However, we will seek to mitigate these challenging conditions through our diversified book of business, established distribution channels and geographic reach. We will continue to seek growth in certain areas where we have identified opportunities for expansion and the opportunity for increases in premium rates. In addition, our underwriting operations are well-positioned to capture profitable active business from our run-off transactions, where such business is in attractive specialty lines. In both our Atrium and StarStone segments we will maintain our focus on underwriting for profitability. In our StarStone segment we aim to continue reducing our expense base and generating operational efficiencies through ongoing integration into Enstar's operations.
Investments
We expect to maintain our investment strategy, which emphasizes the preservation of our assets, credit quality, and diversification. We will continue to seek superior risk-adjusted returns, by allocating a portion of our portfolio to non-investment grade securities or alternative investments in accordance with our investment guidelines. In the near-term, we expect to maintain a relatively short average effective duration, except in our Life and Annuities segment where we maintain a longer duration than our other segments.

Net investment income is a significant component of our earnings. We are in a period of considerable market uncertainty in which we see fully priced asset valuations across many asset classes compared to historical averages and deteriorating underlying company fundamentals in certain classes. If investment conditions or general economic conditions worsen during 2016, we may experience further pressure on our investment yields and realized or unrealized losses on investments could materialize. For further discussion of our investments, see "Investments" below.
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
The loss ratio is calculated by dividing net incurred losses and LAE by net premiums earned. The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. The other operating expense ratio is calculated by dividing other operating expenses by net earned premiums. The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the other operating expense ratio. The ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations.
In the loss ratio, the excluded net premiums earned and net incurred losses and LAE of the holding companies relate to the amortization of our fair value adjustments associated with the liabilities for unearned premiums and losses and LAE acquired on acquisition date. Fair value purchase accounting adjustments established at date of acquisition are recorded by the holding companies.
In Atrium’s other operating expense ratio, the excluded holding company general and administrative expenses relate to amortization of the definite-lived intangible assets. The excluded salaries and benefits expenses relate to AUL managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. We believe it is a more meaningful presentation to exclude the costs in managing the syndicate because they are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.
In StarStone’s other operating expense ratio for 2015, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level. In StarStone’s other operating expense ratio for 2014, the excluded general and administrative expenses relate to management fee expenses charged by our Non-life Run-off segment primarily related to our costs incurred in managing StarStone, the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level.

Consolidated Results of Operations - For the Years Ended December 31, 2015, 2014 and 2013
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" below.

	Years Ended December 31,
	2015	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$839,071	$646,450	$239,807
Fees and commission income	35,905	33,079	12,817
Net investment income	157,654	101,406	89,920
Net realized and unrealized gains (losses)	(41,252)	62,619	70,651
Other income	38,019	15,963	3,375
	1,029,397	859,517	416,570
EXPENSES
Net incurred losses and LAE	104,333	9,146	(163,672)
Life and annuity policy benefits	96,926	108,046	78,354
Acquisition costs	177,430	132,573	23,199
Salaries and benefits	238,588	211,222	124,616
General and administrative expenses	161,013	141,270	86,612
Interest expense	19,403	12,922	12,389
Net foreign exchange losses (gains)	3,545	5,960	(4,369)
	801,238	621,139	157,129
EARNINGS BEFORE INCOME TAXES	228,159	238,378	259,441
INCOME TAXES	(17,818)	(11,142)	(35,619)
NET EARNINGS	210,341	227,236	223,822
Less: Net loss (earnings) attributable to noncontrolling interest	9,950	(13,487)	(15,218)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$220,291	$213,749	$208,604
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Years Ended December 31,
	2015	2014	2013
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$173,216	$203,282	$199,873
Atrium	16,558	10,431	5,237
StarStone	13,664	(10,553)	(1,544)
Life and Annuities	16,853	10,589	5,038
Net earnings attributable to Enstar Group Limited	$220,291	$213,749	$208,604

Highlights
Consolidated Results of Operations for the Year Ended December 31, 2015

•	Consolidated net earnings of $220.3 million and basic and diluted earnings per share of $11.44 and $11.35, respectively

•	Net earnings from Non-life Run-off and Life and Annuities segments of $173.2 million and $16.9 million, respectively

•	Net premiums earned of $839.1 million, including $573.1 million and $134.7 million in our StarStone and Atrium segments

•	Combined ratios of 98.6% and 81.5% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)

•	Net investment income of $157.7 million, partially offset by net realized and unrealized losses of $41.3 million
Consolidated Financial Condition as at December 31, 2015

•	Total investments and cash of $8,787.6 million

•	Total reinsurance balances recoverable of $1,474.0 million

•	Total assets of $11,810.1 million

•	Shareholder's equity of $2,516.9 million and redeemable noncontrolling interest of $417.7 million.

•	Total gross reserves for losses and LAE of $5,720.1 million, with $1,515.0 million of reserves acquired and assumed in our non-life run-off operations during 2015

•	Policy benefits for life and annuity contracts of $1,304.7 million

•	Diluted book value per common share of $129.65
Consolidated Overview
2015 versus 2014: We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $220.3 million for the year ended December 31, 2015, an increase of $6.6 million from $213.7 million for the year ended December 31, 2014. Our results were impacted by our acquisition activity during 2015, when we acquired Sussex, Wilton Re’s life settlements business, and Alpha, and completed loss portfolio transfer reinsurance transactions with Reciprocal of America, Voya, and Sun Life. During 2014, our primary acquisition was StarStone. The most significant drivers of the change in our financial performance during 2015 as compared to 2014 included:

•
Net Incurred Losses and LAE in our Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be the predominant driver of our consolidated earnings for the year ended December 31, 2015, improving by $6.1 million from 2014. Net earnings provided by the Non-life Run-off segment were lower by $30.1 million in 2015 compared to 2014 primarily due to net realized and unrealized losses in 2015 as compared to net realized and unrealized gains in 2014. Excluding net investment income and net realized and unrealized gains (losses), net earnings in the Non-life Run-off segment increased from $97.4 million in 2014 to $120.2 million in 2015;

•
Higher Net Investment Income - Total net investment income increased by $56.2 million for the year ended December 31, 2015 compared to 2014. The increase was attributable to an increase of $1.3 billion in our average invested assets (due to our 2015 acquisitions and significant new business transactions) and an average increase of 44 basis points in the book yield we obtained on those assets, due to our asset allocation and a broad increase in treasury yields;

•
StarStone - Net earnings attributable to the StarStone segment were $13.7 million for the year ended December 31, 2015, as compared to a net loss of $10.6 million for the nine months we owned StarStone in 2014. We saw improvement in the underwriting profitability of StarStone, as well as a decrease in other operating expenses attributable to the continued execution of expense management initiatives;

•
Atrium - Net earnings attributable to the Atrium segment increased by $6.1 million for the year ended December 31, 2015 compared to 2014, as the Atrium active underwriting operations continued their strong underwriting performance despite challenging underwriting conditions;

•	Life Settlements Business - The life settlements business we acquired from Wilton Re on May 5, 2015 contributed $16.5 million to earnings; partially offset by

•
Change in Net Realized and Unrealized Gains (Losses) - For the year ended December 31, 2015, net realized and unrealized losses amounted to $41.3 million, as compared to net realized and unrealized gains of $62.6 million for 2014. The net realized and unrealized losses in 2015 were primarily attributable to an increase in treasury yields on our fixed maturity securities, widening corporate credit spreads and a decrease in liquidity in fixed income markets; and

•
Noncontrolling Interest - Noncontrolling interest in losses (earnings) is directly attributable to the results from those subsidiary companies in which there are either noncontolling interests or redeemable noncontrolling interests. For the year ended December 31, 2015, the noncontrolling interest in losses was $10.0 million as compared to the noncontrolling interest in earnings of $13.5 million in 2014.

2014 versus 2013: We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $213.7 million for the year ended December 31, 2014, an increase of $5.1 million from $208.6 million for the year ended December 31, 2014. Our comparative results for most line items in 2014, including net premiums earned, fees and commission income, net investment income, acquisition costs, salaries and benefits and general and administrative expenses, were materially impacted by our acquisitions of StarStone in April 2014 and owning companies acquired in 2013 (i.e., Atrium, Arden, Pavonia, and SeaBright) for a full year in 2014. The most significant drivers of the change in our financial performance during 2014 as compared to 2013 included:

•
Net Incurred Losses and LAE in our Non-life Run-off Segment - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be the predominant driver of our consolidated earnings for the years ended December 31, 2014 and 2013, improving by $81.7 million from 2013, with segment earnings increasing by $3.4 million;

•
Net investment income and Net Realized and Unrealized Gains - Net investment income increased by $11.5 million for the year ended December 31, 2014 compared to 2013, partially offset by a decrease in net realized and unrealized gains of $8.0 million;

•
Life and Annuities - Net earnings attributable to the Life and Annuities segment increased by $5.6 million for the year ended December 31, 2014 compared to 2013, primarily due to the results for 2014 reflecting a full year of Pavonia whereas the 2013 period included only nine months from the acquisition of Pavonia on March 31, 2013;

•	Atrium - Net earnings attributable to the Atrium segment increased by $5.2 million for the year ended December 31, 2014 compared to three months in 2013, as we acquired Atrium late in 2013; and

•
Lower Income Tax Expense - The decrease in income taxes was due principally to a lower effective tax rate due to the geographical distribution of where our pre-tax net earnings arose between our taxable and non-taxable jurisdictions; partially offset by

•
StarStone - Net losses attributable to the StarStone segment in 2014 were impacted by general and administrative expenses relating to our management of StarStone, the amortization of definite-lived intangible assets and acquisition-related expenses.

Results of Operations by Segment - For the Years Ended December 31, 2015, 2014 and 2013
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments." The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the years ended December 31, 2015, 2014 and 2013, which are summarized below:

	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$44,369	$31,168	$13,201	$112,611	$(81,443)
Fees and commission income	21,366	19,342	2,024	12,785	6,557
Net investment income	84,185	57,899	26,286	61,925	(4,026)
Net realized and unrealized gains (losses)	(31,193)	48,030	(79,223)	79,368	(31,338)
Other income	29,293	13,310	15,983	2,123	11,187
	148,020	169,749	(21,729)	268,812	(99,063)
EXPENSES
Net incurred losses and LAE	(270,830)	(264,711)	(6,119)	(182,975)	(81,736)
Acquisition costs	8,860	8,393	467	14,379	(5,986)
Salaries and benefits	148,592	127,776	20,816	117,141	10,635
General and administrative expenses	90,397	70,287	20,110	67,979	2,308
Interest expense	14,565	7,493	7,072	12,057	(4,564)
Net foreign exchange losses (gains)	4,372	8,015	(3,643)	(5,909)	13,924
	(4,044)	(42,747)	38,703	22,672	(65,419)
EARNINGS BEFORE INCOME TAXES	152,064	212,496	(60,432)	246,140	(33,644)
INCOME TAXES	(12,570)	622	(13,192)	(34,191)	34,813
NET EARNINGS	139,494	213,118	(73,624)	211,949	1,169
Less: Net loss (earnings) attributable to noncontrolling interest	33,722	(9,836)	43,558	(12,076)	2,240
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$173,216	$203,282	$(30,066)	$199,873	$3,409
Overall Results
2015 versus 2014: The decrease in net earnings for the year ended December 31, 2015 as compared with the year ended December 31, 2014 was primarily attributable to the change in net realized and unrealized losses and the increases in salaries and benefits and general and administrative expenses, partially offset by an increase in net investment income and a change in net loss (earnings) attributable to noncontrolling interest.
2014 versus 2013: Net earnings for the years ended December 31, 2014 and 2013 were relatively consistent. The increase in net earnings for the year ended December 31, 2014 as compared with the year ended December 31, 2013 was primarily attributable to a decrease in net incurred losses and LAE and a decrease in income taxes, partially offset by a reduction in net premiums earned and a reduction in net realized and unrealized gains.
Investment results are separately discussed below in "Investments."
Net Premiums Earned:

	Years Ended December 31,
	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$38,704	$12,818	$25,886	$14,166	$(1,348)
Ceded reinsurance premiums written	(16,110)	(2,546)	(13,564)	(4,933)	2,387
Net premiums written	22,594	10,272	12,322	9,233	1,039
Gross premiums earned	116,494	45,684	70,810	124,262	(78,578)
Ceded reinsurance premiums earned	(72,125)	(14,516)	(57,609)	(11,651)	(2,865)
Net premiums earned	$44,369	$31,168	$13,201	$112,611	$(81,443)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy reserves to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year, and the run-off of premiums from acquisitions completed in recent years.
2015 versus 2014: Premiums written and earned in 2015 related primarily to Sussex's run-off business whereas premiums written and earned in 2014 related to StarStone's run-off business.
2014 versus 2013: Premiums written and earned in 2014 related primarily to StarStone’s run-off business whereas premiums written and earned in 2013 related to SeaBright.
Fees and Commission Income:
2015 versus 2014: Our management companies in the Non-life Run-off segment earned fees and commission income of approximately $21.4 million and $19.3 million for the years ended December 31, 2015 and 2014, respectively. The increase in fees and commission income related primarily to management fees charged to our StarStone segment. These internal fees are eliminated upon consolidation of our results of operations. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
2014 versus 2013: Our management companies in the Non-life Run-off segment earned fees and commission income of approximately $19.3 million and $12.8 million for the years ended December 31, 2014 and 2013, respectively. The increase in fees and commission income related primarily to management fees charged to our StarStone segment.

Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the years ended December 31, 2015, 2014 and 2013:

	2015			2014			2013
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$501,246	$16,049	$517,295	$312,415	$87,681	$400,096	$360,214	$10,656	$370,870
Net change in case and LAE reserves (1)	(366,262)	10,927	(355,335)	(285,814)	(24,600)	(310,414)	(310,488)	29,555	(280,933)
Net change in IBNR reserves (1)	(377,722)	12,948	(364,774)	(262,384)	(39,400)	(301,784)	(265,206)	33,928	(231,278)
Increase (reduction) in estimates of net ultimate losses	(242,738)	39,924	(202,814)	(235,783)	23,681	(212,102)	(215,480)	74,139	(141,341)
Increase (reduction) in provisions for bad debt	(25,271)	—	(25,271)	(7,700)	—	(7,700)	1,999	—	1,999
Increase (reduction) in provisions for unallocated LAE	(62,653)	—	(62,653)	(49,445)	554	(48,891)	(49,580)	—	(49,580)
Amortization of fair value adjustments	19,908	—	19,908	3,982	—	3,982	5,947	—	5,947
Net incurred losses and LAE	$(310,754)	$39,924	$(270,830)	$(288,946)	$24,235	$(264,711)	$(257,114)	$74,139	$(182,975)
(1) Net change in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
2015 versus 2014: The net reduction in incurred losses and LAE for the year ended December 31, 2015 of $270.8 million included net incurred losses and LAE of $39.9 million related to current period net earned premium of $43.3 million (primarily for the portion of the run-off business acquired with Sussex). Excluding current period net incurred losses and LAE of $39.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $310.8 million, which was attributable to a reduction in estimates of net ultimate losses of $242.7 million, a reduction in provisions for bad debt of $25.3 million and a reduction in provisions for unallocated LAE of $62.7 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.9 million.
The reduction in estimates of net ultimate losses relating to prior periods of $242.7 million comprised reductions in IBNR reserves of $377.7 million partially offset by net incurred loss development of $135.0 million. The decrease in the estimate of net IBNR reserves of $377.7 million (compared to $262.4 million during the year ended December 31, 2014), was comprised of $32.0 million relating to asbestos liabilities (compared to $59.4 million in 2014), $1.6 million relating to environmental liabilities (compared to $6.2 million in 2014), $3.0 million relating to general casualty liabilities (compared to $62.5 million in 2014), $243.4 million relating to workers' compensation liabilities (compared to $63.6 million in 2014) and $97.7 million relating to all other remaining liabilities (compared to $70.7 million in 2014).
The reduction in net IBNR reserves of $377.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 79 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2015, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $366.3 million for net paid losses of $501.2 million, related to the settlement of non-commuted losses in the year and 79 commutations and policy buy-backs of assumed and ceded exposures (including the partial commutation of one of our top ten ceded recoverables as at January 1, 2015). Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2015 amounted to $56.6 million (comprising $140.3 million of ceded incurred reinsurance recoverable case reserves partially offset by $83.7 million of assumed case reserves and LAE reserves).
The reduction in provisions for bad debt of $25.3 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of dividends received, partially offset by additional provisions being made for contractual disputes with reinsurers.
2014 versus 2013: The net reduction in incurred losses and LAE for the year ended December 31, 2014 of $264.7 million included current period net incurred losses and LAE of $24.2 million related to current period net earned premium of $31.2 million (primarily for the portion of the run-off business acquired with StarStone). Excluding current period net incurred losses and LAE of $24.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $288.9 million, which was attributable to a reduction in estimates of net ultimate losses of $235.8 million, reduction in provisions for bad debts of $7.7 million and a reduction in provision for unallocated LAE of $49.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the payout period relating to companies acquired amounting to $4.0 million.
The reduction in estimates of net ultimate losses relating to prior periods of $235.8 million comprised reductions in IBNR reserves of $262.4 million partially offset by net incurred loss development of $26.6 million. The decrease in the estimate of net IBNR reserves of $262.4 million (compared to $265.2 million during the year ended December 31, 2013), was comprised of $59.4 million relating to asbestos liabilities (compared to $69.8 million in 2013), $6.2 million relating to environmental liabilities (compared to $4.9 million in 2013), $62.5 million relating to general casualty liabilities (compared to $42.6 million in 2013), $63.6 million relating to workers' compensation liabilities (compared to $42.1 million in 2013) and $70.7 million relating to all other remaining liabilities (compared to $105.8 million in 2013).
The reduction in net IBNR reserves of $262.4 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 98 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $285.8 million for net paid losses of $312.4 million, related to the settlement of non-commuted losses in the year and 98 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of two of our top ten assumed exposures and two of our top ten ceded recoverables as at January 1, 2014). Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2014 amounted to $29.1 million (comprising $99.5 million of assumed case reserves and LAE reserves partially offset by $70.4 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debts of $7.7 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.
Acquisition Costs:
Acquisition costs for the Non-life Run-off segment were $8.9 million for the year ended December 31, 2015, while we reported acquisition costs of $8.4 million for the year ended 2014. Acquisition costs for the year ended December 31, 2015 primarily related to net premiums earned on the portion of Sussex business that was placed into run-off. For the same period in 2014, acquisition costs primarily related to the portion of StarStone business that was placed into run-off. The $14.4 million in acquisition costs in 2013 primarily related to SeaBright.
Salaries and Benefits:
2015 versus 2014: Salaries and benefits for the Non-life Run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $148.6 million and $127.8 million for the years ended December 31, 2015 and 2014, respectively. The principal changes in salaries and benefits were:

•	an increase in salaries and benefits of $17.5 million primarily attributable to an increase in headcount associated with acquisitions including Sussex; and

•
an increase in stock compensation costs of approximately $3.3 million due to new equity-based awards made during the year to our employees. As we continue to grow our organization, we anticipate increased usage of equity-based awards in future years as a way of incentivizing our employees.

2014 versus 2013: Salaries and benefits for the Non-life-Run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $127.8 million and $117.1 million for the years ended December 31, 2014 and 2013, respectively. The principal changes in salaries and benefits were:

•	an increase in stock compensation costs of approximately $4.7 million due to new equity-based awards made during the year to our employees; and

•
an increase of $4.4 million in our 2014 bonus accrual primarily relating to a bonus accrual rate of 14.6% of pre-bonus net after tax profits under our annual incentive compensation program, as compared to 13.3% for 2013.

General and Administrative Expenses:
2015 versus 2014: General and administrative expenses for the Non-life-Run-off segment increased by $20.1 million, from $70.3 million in the year ended December 31, 2014 to $90.4 million in the year ended December 31, 2015. The increase in expenses in 2015 related primarily to:

•
an increase of $21.2 million related principally to an increase in professional fees of $12.1 million (primarily due to acquisitions and projects), information technology costs of $6.8 million (due to our growth), and an increase in office expenses and travel costs of $2.3 million; partially offset by

•	a decrease in rent and related expenses of $1.5 million due largely to non-recurring fees associated with the termination of various U.K. lease agreements in 2014.
2014 versus 2013: General and administrative expenses for the Non-life-Run-off segment increased by $2.3 million, from $68.0 million in the year ended December 31, 2013 to $70.3 million in the year ended December 31, 2014. The increase in expenses in 2014 related primarily to:

•
an increase of $6.0 million related principally to an increase in: (a) professional fees of $1.9 million, (b) information technology costs of $1.6 million (due to increased project-related costs), and (c) $2.5 million of other costs related largely to amortization of fair value adjustments for assets and liabilities previously acquired;

•
an increase in rent and related expenses of $2.5 million due largely to an increase in office space and fees associated with the termination of various U.K. lease agreements as we consolidate staff into one office location; partially offset by

•	a decrease in bank charges of $6.2 million due to lower arrangement fees incurred on various loan and revolving credit facilities in 2014 as compared to 2013.
Interest Expense:
2015 versus 2014: Interest expense was $14.6 million and $7.5 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest expense was primarily a result of the increase in loans outstanding as a result of acquisitions and general corporate purposes.
2014 versus 2013: Interest expense was $7.5 million and $12.1 million for the years ended December 31, 2014 and 2013, respectively. The decrease in interest expense was a result of a decrease in the total amount of loans outstanding as a result of the repayment of both the Clarendon and SeaBright loan facilities during 2014.
Net Foreign Exchange Losses (Gains)
2015 versus 2014: We recorded net foreign exchange losses of $4.4 million and $8.0 million for the Non-life-Run-off segment for the years ended December 31, 2015 and 2014, respectively. The net foreign exchange losses for the years ended December 31, 2015 and 2014 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies. In addition to the net foreign exchange losses recorded in our consolidated statement of earnings, we recorded in our consolidated statement of comprehensive income currency translation adjustment losses, net of noncontrolling interest, related to our Non-life-Run-off segment of $5.9 million and $6.4 million for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the currency translation adjustments related primarily to our Australian-based subsidiaries whose functional currency is the Australian dollar.
2014 versus 2013: We recorded net foreign exchange losses of $8.0 million for the non-life run-off segment for the year ended December 31, 2014 as compared to net foreign exchange gains of $5.9 million for the year ended

December 31, 2013. The net foreign exchange losses for the year ended December 31, 2014 arose primarily as a result of holding surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies.
Income Taxes:
2015 versus 2014: We recorded income tax expense (benefit) for our Non-life Run-off segment of $12.6 million and $(0.6) million for the years ended December 31, 2015 and 2014, respectively. The increase in income taxes of $13.2 million was due principally to a higher effective tax rate due to increased pre-tax net income recorded in our U.S. and U.K. based subsidiaries as compared to the prior year along with a decrease in the valuation allowance on our deferred tax assets. The effective tax rate was 8.3% for the year ended December 31, 2015 compared with (0.3)% for the year ended December 31, 2014. Income tax expense is primarily generated through our foreign operations outside of Bermuda, principally in the United States, the United Kingdom, Continental Europe and Australia. The effective tax rate, which is calculated as income tax expense or benefit divided by income before tax, is driven primarily by the geographic distribution of pre-tax net income between jurisdictions with comparatively higher tax rates and those with comparatively lower income tax rates and as a result may fluctuate significantly from period to period.
2014 versus 2013: We recorded income tax expense (benefit) for our Non-life-Run-off segment of $(0.6) million and $34.2 million for the years ended December 31, 2014 and 2013, respectively. The effective tax rate was (0.3)% for the year ended December 31, 2014 compared with 13.9% for the year ended December 31, 2013 due to having proportionately lower net income in our tax paying subsidiaries in 2014 than in 2013 as well as a decrease in the valuation allowance on our deferred tax assets in the U.S.
Noncontrolling Interest:
2015 versus 2014: We recorded a noncontrolling interest in losses (earnings) of our Non-life Run-off segment of $33.7 million and $(9.8) million for the years ended December 31, 2015 and 2014, respectively. The increase in losses associated with the noncontrolling interests for the year ended December 31, 2015 was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest decreased from 7 as at December 31, 2014 to 2 as at December 31, 2015 due primarily to the repurchases made during the year as described in "Item 1. Business - Other Transactions."
2014 versus 2013: We recorded a noncontrolling interest in earnings of our Non-life-Run-off segment of $9.8 million and $12.1 million for the years ended December 31, 2014 and 2013, respectively. The decrease for the year ended December 31, 2014 was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest decreased from 8 as at December 31, 2013 to 7 as at December 31, 2014.

Atrium Segment
The Atrium segment includes Atrium 5 Ltd. ("Atrium 5"), Atrium Underwriters ("AUL"), Northshore Holdings Limited ("Holding Company"), and an allocation of financing costs ("Enstar Specific Expenses"). Atrium 5 results represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital. AUL results largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. The Holding Company results include the amortization of intangible assets that were fair valued upon acquisition and Enstar Specific Expenses represent our acquisition financing costs.
The following is a discussion and analysis of the results of operations for our Atrium segment for the years ended December 31, 2015, 2014 and for the periods from the dates of acquisition of Atrium and Arden to December 31, 2013, which are summarized below.

	2015	2014	Increase (decrease)	2013(1)	Increase (decrease)(1)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$134,675	$135,945	$(1,270)	$32,212	$103,733
Fees and commission income	28,352	26,176	2,176	2,708	23,468
Net investment income	2,225	1,748	477	486	1,262
Net realized and unrealized gains (losses)	252	41	211	542	(501)
Other income	359	223	136	35	188
	165,863	164,133	1,730	35,983	128,150
EXPENSES
Net incurred losses and LAE	47,479	55,428	(7,949)	19,303	36,125
Acquisition costs	45,509	43,417	2,092	—	43,417
Salaries and benefits	16,739	20,142	(3,403)	2,676	17,466
General and administrative expenses	14,871	14,779	92	2,716	12,063
Interest expense	4,264	5,429	(1,165)	332	5,097
Net foreign exchange losses (gains)	213	(1,559)	1,772	1,364	(2,923)
	129,075	137,636	(8,561)	26,391	111,245
EARNINGS BEFORE INCOME TAXES	36,788	26,497	10,291	9,592	16,905
INCOME TAXES	(5,968)	(5,092)	(876)	(185)	(4,907)
NET EARNINGS	30,820	21,405	9,415	9,407	11,998
Less: Net earnings attributable to noncontrolling interest	(14,262)	(10,974)	(3,288)	(4,170)	(6,804)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$16,558	$10,431	$6,127	$5,237	$5,194
(1) The 2013 results were not a full year: Atrium was acquired on November 25, 2013 and Arden was acquired on September 9, 2013.

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Years Ended December 31,
	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$15,265	$14,566	$699	$5,750	$8,816
AUL	8,120	3,196	4,924	1,625	1,571
Atrium Total	23,385	17,762	5,623	7,375	10,387
Holding Company	(2,563)	(1,902)	(661)	(1,806)	(96)
Enstar Specific Expenses	(4,264)	(5,429)	1,165	(332)	(5,097)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED:	$16,558	$10,431	$6,127	$5,237	$5,194
In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Years Ended December 31,
	2015	2014	(Favorable) Unfavorable
	(in thousands of U.S. dollars)
Loss ratio (1)	33.4%	40.3%	(6.9)%
Acquisition cost ratio (1)	34.4%	31.9%	2.5%
Other operating expense ratio (1)	13.7%	12.9%	0.8%
Combined ratio (1)	81.5%	85.1%	(3.6)%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the years ended December 31, 2015 and 2014, respectively: net premiums earned of $134,675 and $135,945, net incurred losses and LAE of $45,016 and $54,734, acquisition costs of $46,351 and $43,417, and other operating expenses of $18,499 and $17,569.
The lower combined ratio for Atrium 5 in 2015 is reflected in the increased net earnings of Atrium 5, which were achieved despite challenging underwriting conditions. The results include a relatively consistent level of current year losses and higher net favorable prior year loss reserve development in 2015 as compared with 2014.
The increase in the AUL result from $3.2 million in 2014 to $8.1 million in 2015 reflects increased profit commission earned from the results of Syndicate 609, as well as a decrease in salaries and benefits.
Holding Company and Enstar Specific Expenses were relatively consistent from 2014 to 2015.
Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$19,763	$23,531	$(3,768)
Property and Casualty Binding Authorities	32,964	29,355	3,609
Upstream Energy	11,672	19,162	(7,490)
Reinsurance	15,589	12,710	2,879
Accident and Health	14,919	15,837	(918)
Non-Marine Direct and Facultative	16,322	17,204	(882)
Liability	19,956	18,300	1,656
Aviation	6,938	7,883	(945)
War and Terrorism	10,959	10,266	693
Total	$149,082	$154,248	$(5,166)
See below for a discussion of the drivers of the decrease in net premiums earned for the year ended December 31, 2015 as compared with the year ended December 31, 2014, which also explain the decrease in gross premium written for the same periods.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the years ended December 31, 2015, and 2014:

	Years Ended December 31,
	2015	2014	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$18,743	$21,382	$(2,639)
Property and Casualty Binding Authorities	30,295	25,350	4,945
Upstream Energy	12,830	18,365	(5,535)
Reinsurance	14,475	11,466	3,009
Accident and Health	12,603	13,725	(1,122)
Non-Marine Direct and Facultative	14,132	14,762	(630)
Liability	18,877	15,722	3,155
Aviation	5,489	7,120	(1,631)
War and Terrorism	7,231	8,053	(822)
Total	$134,675	$135,945	$(1,270)
2015 versus 2014: Net premiums earned for the Atrium segment were $134.7 million and $135.9 million for the years ended December 31, 2015 and 2014, respectively. Net premiums earned for the 2015 year reflect the execution of Atrium’s underwriting strategies combined with the impact of softened market conditions across the industry. Market conditions particularly impacted the upstream energy line, although this was partially offset by the increase in the property and casualty binding authorities line, which reflects the continued success of the AU Gold underwriting platform. The increase in the reinsurance line reflects the commencement of marine excess-of-loss underwriting during 2015.
2014 versus 2013: Net premiums earned for the Atrium segment were $135.9 million and $32.2 million for the years ended December 31, 2014 and 2013, respectively. The increase was attributable to us only owning Atrium for approximately one month in 2013 as compared to a full year for 2014.

Fees and Commission Income:
2015 versus 2014: Fees and commission income were $28.4 million and $26.2 million for the years ended December 31, 2015 and 2014, respectively. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The increase was due primarily to profit commission on higher syndicate profits in 2015 as compared with 2014.
2014 versus 2013: The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.
Net Incurred Losses and LAE:
2015 versus 2014: Net incurred losses and LAE for the years ended December 31, 2015 and 2014 were $47.5 million and $55.4 million, respectively. Net favorable loss development for the years ended December 31, 2015 and 2014 was $21.9 million and $18.7 million, respectively. Net favorable loss development in 2015 primarily related to marine, upstream energy, reinsurance and war and terrorism lines of business. Net favorable loss development in 2014 primarily related to non-marine direct and facultative and upstream energy lines of business. Excluding net favorable prior year loss development, net incurred losses and LAE for the years ended December 31, 2015 and 2014 were $69.4 million and $74.1 million, respectively.
2014 versus 2013: For the year ended December 31, 2014, net incurred losses were $55.4 million, including net favorable prior year development of $18.7 million due to claims improvement and reserve releases largely related to our non-marine direct and facultative and upstream energy lines of business following reserve reviews. Current period net incurred losses and LAE were $74.1 million reflecting the combination of expected loss ratios on current period earned premium, as well as incurred losses during the year including from the war and terrorism and aviation lines of business. The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.
Acquisition Costs:
2015 versus 2014: Acquisition costs were $45.5 million and $43.4 million for the years ended December 31, 2015 and 2014, respectively. The Atrium 5 acquisition cost ratios for the years ended December 31, 2015 and 2014 were 34.4% and 31.9%, an increase of 2.5%. The increase was due to higher profit commissions on underlying business, which was more profitable in 2015 than in 2014.
2014 versus 2013: The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.
Salaries and Benefits:
2015 versus 2014: Salaries and benefits for the Atrium segment were $16.7 million and $20.1 million for the years ended December 31, 2015 and 2014, respectively. The decrease of $3.4 million was primarily due to more compensation costs being retained in Syndicate 609 versus in AUL. For the year ended December 31, 2015, the total of $16.7 million was comprised of salaries and benefits of $7.4 million, total current and prior year related share grant costs of $2.9 million and discretionary bonus of approximately $6.4 million. The total current and prior year share grant costs relate to Northshore incentive plan awards to Atrium employees. Expenses relating to the discretionary bonus and share grant costs will be variable and dependent on Atrium’s overall profitability.
2014 versus 2013: Salaries and benefits for the Atrium segment were $20.1 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the total of $20.1 million was comprised of salaries and benefits of $7.5 million, total current and prior year related share grant costs of $5.2 million and discretionary bonus of approximately $7.4 million. The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.
General and Administrative Expenses:
2015 versus 2014: General and administrative expenses for the Atrium segment were $14.9 million and $14.8 million for the years ended December 31, 2015 and 2014, respectively. Expenses for the year ended December 31, 2015 were comprised of $12.5 million related to AUL’s direct expenses and Atrium’s share of syndicate expenses. In addition, expenses of $2.4 million for the year ended December 31, 2015 related to the amortization of the definite-lived intangible assets in the Holding Company.

2014 versus 2013: General and administrative expenses for the Atrium segment were $14.8 million and $2.7 million for the years ended December 31, 2014 and 2013, respectively. 2014 expenses were comprised of $12.6 million related to AUL’s direct expenses and Atrium’s share of the syndicate expenses for the year ended December 31, 2014. In addition, expenses of $2.2 million for the year ended December 31, 2014 related to the amortization of the definite-lived intangible assets in the Holding Company. The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.
Interest Expense:
2015 versus 2014: Interest expense was $4.3 million and $5.4 million for the years ended December 31, 2015 and 2014, respectively. The interest expense was in respect of borrowings under the Enstar revolving credit facility, which is an Enstar Specific Expense.
2014 versus 2013: Interest expense was $5.4 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The interest expense was in respect of borrowings under the Enstar revolving credit facility. The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.
Noncontrolling Interest:
2015 versus 2014: Noncontrolling interest in earnings of the Atrium segment was $14.2 million and $11.0 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, Trident and Dowling had a combined 40.39% noncontrolling interest in the Atrium segment, although their share of net earnings was higher due primarily to the interest expense recorded in the segment, which is an Enstar Specific Expense.
2014 versus 2013: Noncontrolling interest in earnings of the Atrium segment was $11.0 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, Trident and Dowling had a combined 41.02% noncontrolling interest in the Atrium segment, although their share of net earnings was higher due primarily to the interest expense recorded in the segment.
Income Taxes:
2015 versus 2014: Income tax expense was $6.0 million and $5.1 million for the years ended December 31, 2015 and 2014, respectively. Income tax expense is associated with the operations of Atrium 5 and AUL in the United Kingdom. The effective tax rates for the years ended December 31, 2015 and 2014 were relatively consistent at 20% and 22%, respectively.
2014 versus 2013: The increase in 2014 as compared to 2013 was due to us owning Atrium for a full year in 2014.

StarStone Segment
The results of our StarStone segment include the results of StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") and StarStone Specialty Holdings Limited ("Holding Company"), which was formerly known as Bayshore Holdings Limited. StarStone results represent the active underwriting operations. The Holding Company's results include the amortization of fair value adjustments such as for intangible assets that were fair valued upon acquisition, and other expenses incurred.
The following is a discussion and analysis of the results of operations for the StarStone segment for the year ended December 31, 2015 and for the nine-month period from the date of acquisition of StarStone to December 31, 2014, which are summarized below.

	2015	2014(1)	Increase (decrease)(1)	2013(2)	Increase (decrease)(2)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$573,146	$373,633	$199,513	$—	$373,633
Net investment income	15,937	5,321	10,616	—	5,321
Net realized and unrealized gains (losses)	(9,784)	2,136	(11,920)	—	2,136
Other income	676	616	60	—	616
	579,975	381,706	198,269	—	381,706
EXPENSES
Net incurred losses and LAE	327,684	218,429	109,255	—	218,429
Acquisition costs	109,347	65,734	43,613	—	65,734
Salaries and benefits	68,439	55,846	12,593	—	55,846
General and administrative expenses	57,693	57,498	195	2,554	54,944
Interest expense	6	—	6	—	—
Net foreign exchange losses (gains)	(480)	945	(1,425)	18	927
	562,689	398,452	164,237	2,572	395,880
EARNINGS (LOSS) BEFORE INCOME TAXES	17,286	(16,746)	34,032	(2,572)	(14,174)
INCOME TAXES	5,888	(1,130)	7,018	—	(1,130)
NET EARNINGS (LOSS)	23,174	(17,876)	41,050	(2,572)	(15,304)
Less: Net loss (earnings) attributable to noncontrolling interest	(9,510)	7,323	(16,833)	1,028	6,295
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$13,664	$(10,553)	$24,217	$(1,544)	$(9,009)

(1) The 2014 results were not a full year: StarStone was acquired on April 1, 2014.
(2) The 2013 results represent pre-acquisition costs of StarStone Holdings. We have not compared 2014 to 2013 because we did not acquire StarStone until 2014.

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Year Ended December 31, 2015	Period from April 1, 2014 to December 31,2014	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$12,200	$1,542	$10,658
Holding Company	1,464	(12,095)	13,559
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$13,664	$(10,553)	$24,217
(1) StarStone's net earnings before noncontrolling interest were $20.8 million and $2.6 million for the year and nine months ended December 31, 2015 and 2014, respectively.
In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below. Because we only owned Starstone for nine months during 2014 as compared to a full year in 2015, ratios provide additional information in describing StarStone's performance in these periods.

	Year Ended December 31, 2015	Period from April 1, 2014 to December 31,2014	(Favorable) Unfavorable
	(in thousands of U.S. dollars)
Loss ratio (1)	57.4%	58.2%	(0.8)%
Acquisition cost ratio (1)	18.9%	17.3%	1.6%
Other operating expense ratio (1)	22.3%	25.3%	(3.0)%
Combined ratio (1)	98.6%	100.8%	(2.2)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the year and nine months ended December 31, 2015 and 2014, respectively: net premiums earned of $577,071 and $380,259, net incurred losses and LAE of $331,219 and $221,290, acquisition costs of $109,347 and $65,734, and other operating expenses of $128,544 and $96,349.

The combined ratio improved by 2.2% for 2015 as compared with 2014, primarily due to an improvement in the other operating expense ratio of 3.0% as a result of expense management initiatives.
The Holding Company result in 2014 was impacted by general and administrative expenses relating to our management of StarStone and the amortization of definite-lived intangible assets.
Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the year ended December 31, 2015 and for the nine months ended December 31, 2014:

	Year Ended December 31, 2015	Period from April 1, 2014 to December 31,2014	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$246,956	$185,026	$61,930
Marine	150,828	70,826	80,002
Property	236,670	118,479	118,191
Aerospace	87,703	86,446	1,257
Workers' Compensation	102,557	51,442	51,115
Total	$824,714	$512,219	$312,495
2015 versus 2014: Premiums written in our property line increased during 2015 largely due to business underwritten by a new team of construction underwriters. The workers' compensation line of business continued to grow, as we expanded our geographic reach and range of products. Premiums written in our aerospace business decreased on an annualized basis following our decision to discontinue our space product and certain airlines business that no longer met our pricing standards. Gross premiums written for the 2014 comparative period only include the nine months beginning April 1, 2014.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the year ended December 31, 2015 and for the nine months ended December 31, 2014:

	Year Ended December 31, 2015	Period from April 1, 2014 to December 31,2014	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$187,984	$139,715	$48,269
Marine	116,127	68,767	47,360
Property	114,589	80,650	33,939
Aerospace	75,515	54,510	21,005
Workers' Compensation	78,931	17,996	60,935
Other	—	11,995	(11,995)
Total	$573,146	$373,633	$199,513
2015 versus 2014: Net premiums earned for the StarStone segment for the year ended December 31, 2015 increased from 2014 by $199.5 million to $573.1 million. The lines of business driving the increase were workers' compensation, casualty and marine. Net premiums earned for 2014 were for nine months only.
Net Incurred Losses and LAE:
2015 versus 2014: Net incurred losses and LAE for the year ended December 31, 2015 were $327.7 million as compared with $218.4 million for the nine-month period ended December 31, 2014. Net favorable prior year loss development for the year ended December 31, 2015 was $39.4 million compared to net favorable prior year loss development of $11.1 million for the nine-month period ended December 31, 2014. Net favorable prior year loss development in 2015 primarily related to construction, excess casualty and terrorism. Net favorable prior year loss development in 2014 related to general property and terrorism.  Excluding net prior year loss development, incurred losses and LAE for the year ended December 31, 2015 were $367.0 million compared to $229.5 million for the nine-month period ended December 31, 2014.

Acquisition Costs:
2015 versus 2014: Acquisition costs of the StarStone segment increased to $109.3 million for the year ended December 31, 2015 from $65.7 million for the nine-month period ended December 31, 2014, primarily due to owning StarStone for a full year in 2015 and an increase in net premiums earned. The acquisition cost ratios for the year and nine-month period ended December 31, 2015 and 2014 were 18.9% and 17.3%, respectively. The ratio increased by 1.6% in the year ended December 31, 2015 as compared with the nine months ended December 31, 2014 primarily due to higher gross premium written in property and marine, which has higher acquisition cost ratios, partially offset by writing less aerospace, which has lower acquisition cost ratios.
Salaries and Benefits:
2015 versus 2014: Salaries and benefits costs for the year and nine-month period ended December 31, 2015 and 2014 were $68.4 million and $55.8 million, respectively. The increase was due to the 2014 period only including nine months compared with a full year in 2015, partially offset by a reduction in annualized salaries and benefits due to an overall reduction in headcount primarily attributable to our ongoing expense management initiatives.
General and Administrative Expenses:
2015 versus 2014: General and administrative expenses for the year and nine-month period ended December 31, 2015 and 2014 were $57.7 million and $57.5 million, respectively. The 2015 amount reflects the realization of savings from our ongoing expense management initiatives, partially offset by non-recurring costs incurred to close our operations in India, along with restructuring costs in the United Kingdom and Europe. Our expense management initiatives contributing to a decrease in general and administrative expenses included reducing the number of employees and contractors.
Income Taxes:
2015 versus 2014: We recorded a tax benefit of $5.9 million in the year ended December 31, 2015 as compared with a tax expense of $1.1 million for the nine months ended December 31, 2014. The tax benefit related to a reduction in the valuation allowance against our deferred tax asset largely related to the utilization of net operating losses carried forward.

Life and Annuities Segment
For our Life and Annuities segment, although we no longer write new business, the strategy differs from the non-life run-off business, in particular because we have limited ability to shorten the duration of the liabilities in this business through either early claims settlement, commutations or policy buy-backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity or lapse and will pay claims as they fall due.
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the years ended December 31, 2015, 2014 and 2013, which are summarized below.

	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$86,881	$105,704	$(18,823)	$94,984	$10,720
Fees and commission income	—	32	(32)	—	32
Net investment income	56,541	37,656	18,885	28,965	8,691
Net realized and unrealized gains (losses)	(527)	12,412	(12,939)	(9,259)	21,671
Other income	7,691	1,814	$5,877	1,217	597
	150,586	157,618	(7,032)	115,907	41,711
EXPENSES
Life and annuity policy benefits	96,926	108,046	(11,120)	78,354	29,692
Acquisition costs	13,714	15,029	(1,315)	8,820	6,209
Salaries and benefits	4,818	7,458	(2,640)	4,799	2,659
General and administrative expenses	11,865	11,177	688	16,039	(4,862)
Interest expense	1,802	1,218	584	1,456	(238)
Net foreign exchange losses (gains)	(560)	(1,441)	881	158	(1,599)
	128,565	141,487	(12,922)	109,626	31,861
EARNINGS BEFORE INCOME TAXES	22,021	16,131	5,890	6,281	9,850
INCOME TAXES	(5,168)	(5,542)	374	(1,243)	(4,299)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$16,853	$10,589	$6,264	$5,038	$5,551
Overall Results:
Net earnings were $16.9 million and $10.6 million for the years ended December 31, 2015 and 2014, respectively, an increase of $6.3 million. During 2015, we acquired life settlements business from Wilton Re that contributed $16.5 million to net earnings, which was comprised of net investment income of $20.4 million from policy maturity events, offset by expenses of $3.9 million. Excluding the impact of the life settlements business we acquired, net earnings for 2015 compared to 2014 decreased by $10.3 million. This was primarily due to a decrease of $12.9 million in net realized and unrealized gains (losses) on investments. Investment results are separately discussed below in "Investments." We acquired Alpha on November 13, 2015, although it did not contribute significantly to our results because the transaction closed late in the year.
Net earnings were $10.6 million and $5.0 million for the years ended December 31, 2014 and 2013, respectively, an increase of $5.6 million. The 2014 period included a full year of results for Pavonia whereas the 2013 period included only nine months from the acquisition of Pavonia on March 31, 2013. The 2013 year also included non-recurring costs of $4.0 million in general and administrative expenses relating to the Pavonia acquisition. In addition, our investment results improved in 2014 compared to 2013.

Net Premiums Earned:
A summary of our net premiums earned by type of major product is below.

	Years Ended December 31,
	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
Term life insurance	$27,464	$28,825	$(1,361)	$25,590	$3,235
Assumed life reinsurance	20,088	24,745	(4,657)	15,584	9,161
Credit life and disability	39,329	52,134	(12,805)	53,810	(1,676)
	$86,881	$105,704	$(18,823)	$94,984	$10,720
The majority of the term life business consists of term life insurance products directly written by Pavonia. These products offered term life coverage in exchange for a fixed, level premium that is guaranteed for the level term period; either 10, 15, 20, or 30 years. Upon expiration of the level term period, the policyholder can elect to continue coverage through age 95 subject to increased premium rates up to contractually guaranteed rates. These factors impact how premiums run off over time. Over the next 10 years, we expect approximately 60% of policies to reach the end of the level term period.
The majority of the assumed life reinsurance premium earned is related to term life products issued between 2005 and 2008. Similar to products directly written by Pavonia, premiums are guaranteed to remain level for a specified period of time. Approximately 25% of policies have a guaranteed level term period of 15 years and approximately 55% offer a 30-year guaranteed level premium.
Credit life and disability premiums are collected monthly in connection with insurance coverage provided on revolving loan balance and real estate secured loans issued in the United States and Canada. Premiums are either fixed amounts determined at the time of issue or are linked to the outstanding balance of the loan and vary each month.
2015 versus 2014: Substantially all of our premiums are earned in the United States and Canada. Net premiums earned were $86.9 million and $105.7 million for the years ended December 31, 2015 and 2014, respectively. Net premiums earned are expected to reduce at approximately 15 to 20% per annum. In the third quarter of 2015, we made the strategic decision to utilize the cancellation option on certain credit products, which decreased premium by approximately $2.0 million.
2014 versus 2013: Net premiums earned were $105.7 million and $95.0 million for the years ended December 31, 2014 and 2013, respectively. Substantially all net premiums earned in 2014 relate to the business of Pavonia. The 2014 period included a full year whereas the 2013 period included nine months from the Pavonia acquisition.
Life and Annuity Policy Benefits:

	Years Ended December 31,
	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
Annuity benefits paid	$46,429	$52,700	$(6,271)	$37,496	$15,204
Life and disability benefits paid	80,568	101,603	(21,035)	64,307	37,296
Total benefits paid	126,997	154,303	(27,306)	101,803	52,500
Change in annuity benefit reserves	(16,469)	(25,214)	8,745	(19,268)	(5,946)
Change in life and disability reserves	(24,438)	(33,818)	9,380	(15,443)	(18,375)
Amortization of fair value adjustments	10,836	12,775	(1,939)	11,262	1,513
Total change in reserves	(30,071)	(46,257)	16,186	(23,449)	(22,808)
Life and annuity policy benefits	$96,926	$108,046	$(11,120)	$78,354	$29,692

2015 versus 2014: Life and annuity policy benefits were $96.9 million and $108.0 million for the years ended December 31, 2015 and 2014, respectively. The decrease of $11.1 million is consistent with the run-off of policyholders in both the annuity and life business.
Annuity policy benefits during the year ended December 31, 2015 were $30.0 million, comprised of benefits paid of $46.4 million, partially offset by a reduction in reserves of $16.5 million. Annuity policy benefits during the year ended December 31, 2014 were $27.5 million, comprised of benefits paid of $52.7 million, partially offset by a reduction in reserves of $25.2 million. The increase in annuity policy benefits of $2.5 million from 2014 to 2015 was primarily due to a higher decrease in benefit reserves related to terminated annuitants in 2014 compared to 2015, partially offset by lower lump sum distributions paid during 2015.
Life and disability policy benefits during the year ended December 31, 2015 were $56.1 million, comprised of benefits paid of $80.6 million, partially offset by a reduction in reserves of $24.4 million. Life and disability policy benefits during the year ended December 31, 2014 were $67.8 million, comprised of benefits paid of $101.6 million, partially offset by a reduction in reserves of $33.8 million. The decrease in life and disability policy benefits of $11.7 million from 2014 to 2015 was primarily as a result of a decrease in premiums earned, as well as the cancellation of certain credit products.
2014 versus 2013: Life and annuity policy benefits were $108.0 million and $78.4 million for the years ended December 31, 2014 and 2013, respectively.
Annuity policy benefits during the year ended December 31, 2013 were $18.2 million, comprised of benefits paid of $37.5 million, partially offset by a reduction in reserves of $19.3 million. The increase in annuity policy benefits of $9.3 million from 2013 to 2014 was primarily due to the Pavonia business, which was owned for nine months in 2013 as compared to a full year in 2014.
Life and disability policy benefits during the year ended December 31, 2013 were $48.9 million, comprised of benefits paid of $64.3 million, partially offset by a reduction in reserves of $15.4 million. The increase in life and disability policy benefits of $18.9 million from 2013 to 2014 was primarily due to the Pavonia business, which was owned for nine months in 2013 as compared to a full year in 2014, and higher lump sum distributions to annuitants in 2014.
Acquisition Costs:
2015 versus 2014: Acquisition costs for the years ended December 31, 2015 and 2014 were $13.7 million and $15.0 million, respectively. In 2015, the commissions on credit business were lower by $3.2 million, partially offset by $2.3 million of ceding commissions incurred related to a contractual re-pricing of a block of term life business.
2014 versus 2013: Acquisition costs for the years ended December 31, 2014 and 2013 were $15.0 million and $8.8 million, respectively. The 2014 period included a full year whereas the 2013 period included nine months from the acquisition of Pavonia.
General and Administrative Expenses:
2015 versus 2014: General and administrative expenses were relatively consistent at $11.9 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, there was a decrease in expenses related to Pavonia, which was offset by expenses relating to the life settlements business that we acquired.
2014 versus 2013: General and administrative expenses were $11.2 million and $16.0 million for the years ended December 31, 2014 and 2013, respectively. The decrease in expenses primarily related to non-recurring costs associated with the acquisition of Pavonia of approximately $4.0 million in 2013.

Investments
We define invested assets as the sum of total investments, cash and cash equivalents and restricted cash and cash equivalents. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities and other investments. Cash and cash equivalents and restricted cash and cash equivalents is comprised mainly of cash, high-grade fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds.
Invested assets were $8.8 billion as at December 31, 2015 as compared to $7.5 billion as at December 31, 2014, an increase of 17.2%. The increase in invested assets resulted principally from the completion of acquisitions and significant new business acquired during the year.
Investment Strategies
Our key investment objectives are as follows:

•	To follow an investment strategy designed to emphasize the preservation of our invested assets that also meet our credit quality and diversification objectives.

•	To provide sufficient liquidity for the prompt payment of claims and contract liabilities.

•	To seek superior risk-adjusted returns, by allocating a portion of our portfolio to non-investment grade securities in accordance with our investment guidelines.

•
To consider the duration characteristics of our liabilities in determining the extent to which we correlate with assets of comparable duration depending on our other investment strategies and to the extent practicable.

In the Non-life Run-off, Atrium and StarStone segments, we maintain a relatively short-duration investment portfolio in order to provide liquidity for the settlement of losses and, where possible, to avoid having to liquidate longer-dated investments. In the Non-life Run-off segment, the commutations of liabilities also have the potential to accelerate the natural payout of losses, which requires liquidity. Our fixed maturity securities include U.S. government and agency investments, highly rated sovereign and supranational investments, high-grade corporate investments, and mortgage-backed and asset-backed investments. We allocate a portion of our investment portfolio to other investments, including private equity funds, fixed income funds, fixed income and multi-strategy hedge funds, equity funds, real estate debt funds, CLO equities and CLO equity funds.
In the Life and Annuities segment we have limited ability to shorten the duration of the liabilities, and therefore we maintain a longer duration investment portfolio of highly rated fixed maturity investments, primarily corporate bonds, that attempts to match the cash flows and duration of our liability profile. As at December 31, 2015, the duration of our fixed maturity investment portfolio associated with our PPA business (classified as held-to-maturity) was shorter than the liabilities, as a significant amount of the liabilities extend beyond 30 years and it is difficult, due to limited investment options, to match duration and cash flows beyond that period.  Our non-PPA life business has a shorter duration liability profile. As at December 31, 2015, the duration of the associated investments was shorter than the non-PPA liabilities, although we have the discretion to change this in the future. Our non-PPA investments are primarily corporate bonds classified as trading, which allows us to sell existing securities to buy higher yielding securities and funds in the future.
We utilize and pay fees to various companies to provide investment advisory and/or management services. These fees, which are predominantly based upon the amount of assets under management, are included in net investment income. The total fees we paid to our investment managers for the year ended December 31, 2015 were approximately $8.0 million, including approximately $1.0 million to our largest single investment manager.
Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, foreign exchange risk, liquidity risk and credit and default risk. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. An increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. A portion of our non-investment grade securities consists of alternative investments that subject us to restrictions on redemption, which may limit our ability to withdraw funds for some period of time after the initial investment. The values of, and returns on, such investments may also be more volatile. For more information on these risks, refer to "Item 1A. Risk Factors - Risks Relating to Our Investments" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at December 31, 2015 and 2014:

	2015				2014
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$775,798	$—	$775,798	10.4%	$769,002	$—	$769,002	12.8%
Non-U.S. government	415,995	28,791	444,786	6.0%	439,439	—	439,439	7.3%
Corporate	2,673,311	138,755	2,812,066	37.8%	2,035,873	52,056	2,087,929	34.7%
Municipal	28,174	—	28,174	0.4%	25,607	—	25,607	0.4%
Residential mortgage-backed	390,809	1,153	391,962	5.3%	310,735	1,129	311,864	5.2%
Commercial mortgage-backed	241,208	43,367	284,575	3.8%	138,919	988	139,907	2.3%
Asset-backed	577,280	65,804	643,084	8.7%	352,102	78,068	430,170	7.1%
Total	5,102,575	277,870	5,380,445	72.4%	4,071,677	132,241	4,203,918	69.8%

Fixed maturity investments, held-to-maturity
U.S. government & agency	19,288	33	19,321	0.3%	20,559	—	20,559	0.3%
Non-U.S. government	39,058	—	39,058	0.5%	38,689	—	38,689	0.6%
Corporate	710,546	146	710,692	9.6%	761,801	5,323	767,124	12.7%
Total	768,892	179	769,071	10.4%	821,049	5,323	826,372	13.6%

Equities
U.S.			108,793	1.5%			106,895	1.8%
International			7,148	0.1%			43,235	0.7%
Total			115,941	1.6%			150,130	2.5%

Other investments
Private equity funds			254,883	3.4%			197,269	3.3%
Fixed income funds			291,736	3.9%			335,026	5.6%
Fixed income hedge funds			109,400	1.5%			59,627	1.0%
Equity funds			147,390	2.0%			150,053	2.5%
Multi-strategy hedge fund			99,020	1.3%			—	—%
Real estate debt fund			54,829	0.7%			33,902	0.6%
CLO equities			61,702	0.8%			41,271	0.7%
CLO equity funds			13,928	0.2%			16,022	0.3%
Other			1,144	—%			3,698	0.1%
Total			1,034,032	13.8%			836,868	14.1%

Other investments
Life settlements			130,268	1.8%			—	—%

Total investments	$5,871,467	$278,049	$7,429,757	100.0%	$4,892,726	$137,564	$6,017,288	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.

(2)	Non-Investment Grade includes non-rated securities with a fair value of $44.1 million and $20.5 million as at December 31, 2015 and 2014, respectively.
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Investments" and "Note 6 - Fair Value Measurements" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.

Composition of Invested Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at December 31, 2015 and 2014:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
December 31, 2015
Short-term investments, trading, at fair value	$72,163	$—	$12,941	$2,246	$87,350
Short-term investments, available-for-sale, at fair value	—	1,848	—	6,774	8,622
Fixed maturities, trading, at fair value	3,444,752	37,000	1,204,376	304,666	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	790,866	790,866
Fixed maturities, available-for-sale, at fair value	6,464	181,027	—	106,188	293,679
Equities, trading, at fair value	102,412	—	9,083	4,446	115,941
Other investments, at fair value	856,555	—	123,735	53,742	1,034,032
Other investments, at cost	—	—	—	133,071	133,071
Total investments	4,482,346	219,875	1,350,135	1,401,999	7,454,355
Cash and cash equivalents	1,007,889	52,735	199,597	73,043	1,333,264
Total invested assets	$5,490,235	$272,610	$1,549,732	$1,475,042	$8,787,619
Duration	1.69	1.80	2.09	5.95	2.39
Average Credit Rating	A+	AA-	AA-	A+	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
December 31, 2014
Short-term investments, trading, at fair value	$91,478	$—	$24,757	$14,281	$130,516
Fixed maturities, trading, at fair value	2,606,495	35,537	833,501	356,758	3,832,291
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	813,233	813,233
Fixed maturities, available-for-sale, at fair value	40,056	201,055	—	—	241,111
Equities, trading, at fair value	145,289	—	—	4,841	150,130
Other investments, at fair value	655,564	—	164,772	16,532	836,868
Total investments	3,538,882	236,592	1,023,030	1,205,645	6,004,149
Cash and cash equivalents	854,936	88,957	481,561	72,922	1,498,376
Total invested assets	$4,393,818	$325,549	$1,504,591	$1,278,567	$7,502,525
Duration	0.97	1.55	0.98	7.06	2.03
Average Credit Rating	AA-	AA	AA-	A+	AA-
Credit Quality and Maturity Profiles
As at December 31, 2015 and 2014, our investment portfolio had an average credit quality rating of A+ and AA-, respectively. At December 31, 2015 and 2014, our fixed maturity investments rated lower than BBB- comprised 3.1% and 2.0% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at December 31, 2015 is included in "Note 5 - Investments - Credit Ratings" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Schedules of maturities for our fixed maturity securities are included in "Note 5 - Investments" of our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Eurozone Exposure
As at December 31, 2015, we owned $17.3 million of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain. These investments are held by Alpha, which we acquired during 2015.

As at December 31, 2014 we did not own any investments in fixed maturity securities (which include bonds that are classified as cash and cash equivalents) or fixed income funds issued by the sovereign governments of Portugal, Italy, Ireland, Greece or Spain.
Investment Results - Consolidated
Note on comparability with prior period disclosures: In our consolidated statement of earnings we have added a new line captioned "other income," and for the years ended December 31, 2014 and 2013 we have reclassified $16.0 million and $3.4 million, respectively, from net investment income to other income. These reclassifications were primarily related to income from recoveries on acquired insolvent debts and had no impact on net earnings. Comparability between periods is also impacted by our acquisitions and significant new business as described in "Item 1. Business - Recent Acquisitions and Significant New Business" and Notes 3 and 4 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.
The following table summarizes our investment results for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	Increase (decrease)	2013	Increase (decrease)
Net investment income	$157,654	$101,406	$56,248	$89,920	$11,486
Net realized and unrealized gains (losses)	(41,252)	62,619	(103,871)	70,651	(8,032)

Annualized Investment Book Yield
Annualized net investment income	157,654	101,406	56,248	89,920	11,486
Average aggregate invested assets, at cost (1)	8,614,351	7,273,441	1,340,910	5,976,755	1,296,686
Annualized investment book yield	1.83%	1.39%	0.44%	1.50%	(0.11)%

Financial Statement Portfolio Return (2)
Total financial statement return	116,402	164,025	(47,623)	160,571	3,454
Average aggregate invested assets, at fair value (1)	8,580,216	7,317,286	1,262,930	5,965,375	1,351,911
Financial statement portfolio return	1.36%	2.24%	(0.88)%	2.69%	(0.45)%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is a sum of net investment income and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
2015 versus 2014: Net investment income increased by $56.2 million during 2015 due to an increase of $1.3 billion in our average invested assets and an increase of 44 basis points in the book yield we obtained on those assets. The increase in yield was due to our asset allocation and a broad increase in treasury yields across the curve. The decrease of $103.9 million in net realized and unrealized gains (losses) was comprised of a decrease in realized gains of $8.0 million, and net unrealized losses of $57.2 million in 2015 compared to net unrealized gains of $38.7 million in 2014. The net unrealized losses in 2015 were primarily due to fixed maturity securities and reflect increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
2014 versus 2013: Net investment income increased by $11.5 million during 2014 due to an increase of $1.3 billion in our average invested assets, offset by a decrease of 11 basis points in the book yield we obtained on those assets. The decrease in yield was due to lower reinvestment yields on our fixed maturity securities due to the low interest rate environment. The decrease of $8.0 million in net realized and unrealized gains (losses) was comprised of an increase in net realized gains of $10.0 million and a decrease in net unrealized gains of $18.0 million.

Investment Results - By Segment
The following tables summarize our investment results by segment for the years ended December 31, 2015, 2014 and 2013. These tables have been prepared on a basis consistent with the consolidated table above.
Non-Life Run-off

	Non-life Run-off
	2015	2014	Increase (decrease)	2013	Increase (decrease)
Net investment income	$84,185	$57,899	$26,286	$61,925	$(4,026)
Net realized and unrealized gains (losses)	(31,193)	48,030	(79,223)	79,368	(31,338)

Annualized Investment Book Yield
Annualized net investment income	84,185	57,899	26,286	61,925	(4,026)
Average aggregate invested assets, at cost	5,466,537	4,608,171	858,366	4,714,077	(105,906)
Annualized investment book yield	1.54%	1.26%	0.28%	1.31%	(0.05)%

Financial Statement Portfolio Return
Total financial statement return	52,992	105,929	(52,937)	141,293	(35,364)
Average aggregate invested assets, at fair value	5,450,257	4,669,038	781,219	4,735,760	(66,722)
Financial statement portfolio return	0.97%	2.27%	(1.30)%	2.98%	(0.71)%
2015 versus 2014: Net investment income increased by $26.3 million during 2015 due to an increase of $858.4 million in our average invested assets and an increase of 28 basis points in the book yield we obtained on those assets. The increase in yield was due to our asset allocation and a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) decreased by $79.2 million, primarily due to fixed maturity securities, and reflected increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
2014 versus 2013: Net investment income decreased by $4.0 million during 2014 due to a decrease of $105.9 million in our average invested assets and a decrease of 5 basis points in the book yield we obtained on those assets. The decrease in yield was due to lower reinvestment yields on our fixed maturity securities due to the low interest rate environment. Net realized and unrealized gains (losses) decreased by $31.3 million.
Atrium

	Atrium
	2015	2014	Increase (decrease)	2013	Increase (decrease)
Net investment income	$2,225	$1,748	$477	$486	$1,262
Net realized and unrealized gains (losses)	252	41	211	542	(501)

Annualized Investment Book Yield
Annualized net investment income	2,225	1,748	477	486	1,262
Average aggregate invested assets, at cost	301,297	338,793	(37,496)	46,922	291,871
Annualized investment book yield	0.74%	0.52%	0.22%	1.04%	(0.52)%

Financial Statement Portfolio Return
Total financial statement return	2,477	1,789	688	1,028	761
Average aggregate invested assets, at fair value	295,222	338,109	(42,887)	47,012	291,097
Financial statement portfolio return	0.84%	0.53%	0.31%	2.19%	(1.66)%
2015 versus 2014: Net investment income increased by $0.5 million during 2015 due to an increase of 22 basis points in the book yield we obtained on our invested assets, partially offset by the effect of our average invested assets decreasing by $37.5 million. The increase in yield was due to a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) increased by $0.2 million.

2014 versus 2013: Net investment income increased by $1.3 million during 2014 due to an increase of $291.9 million in our average invested assets, partially offset by a decrease of 52 basis points in the book yield we obtained on those assets. Net realized and unrealized gains (losses) decreased by $0.5 million.
StarStone

	StarStone
	2015	2014	Increase (decrease)
Net investment income	$15,937	$5,321	$10,616
Net realized and unrealized gains (losses)	(9,784)	2,136	(11,920)

Annualized Investment Book Yield
Annualized net investment income	15,937	5,321	10,616
Average aggregate invested assets, at cost	1,504,087	1,014,587	489,500
Annualized investment book yield	1.06%	0.52%	0.54%

Financial Statement Portfolio Return
Total financial statement return	6,153	7,457	(1,304)
Average aggregate invested assets, at fair value	1,499,342	1,015,494	483,848
Financial statement portfolio return	0.41%	0.73%	(0.32)%
2015 versus 2014: Net investment income increased by $10.6 million during 2015 due to an increase of $489.5 million in our average invested assets and an increase of 54 basis points in the book yield we obtained on those assets. The increase in yield was due to our asset allocation and a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) decreased by $11.9 million, primarily due to fixed maturity securities and reflected increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
Life and Annuities

	Life and Annuities
	2015	2014	Increase (decrease)	2013	Increase (decrease)
Net investment income	$56,541	$37,656	$18,885	$28,965	$8,691
Net realized and unrealized gains (losses)	(527)	12,412	(12,939)	(9,259)	21,671

Annualized Investment Book Yield
Annualized net investment income	56,541	37,656	18,885	28,965	8,691
Average aggregate invested assets, at cost	1,342,456	1,311,891	30,565	1,047,848	264,043
Annualized investment book yield	4.21%	2.87%	1.34%	2.76%	0.11%

Financial Statement Portfolio Return
Total financial statement return	56,014	50,068	5,946	19,706	30,362
Average aggregate invested assets, at fair value	1,335,395	1,294,645	40,750	1,013,185	281,460
Financial statement portfolio return	4.19%	3.87%	0.32%	1.95%	1.92%
2015 versus 2014: Net investment income increased by $18.9 million during 2015 due to an increase of $30.6 million in our average invested assets and an increase of 134 basis points in the book yield we obtained on those assets. The increase in yield was due to a broad increase in treasury yields across the curve. Net realized and unrealized gains (losses) decreased by $12.9 million, primarily due to fixed maturity securities and reflect increased treasury yields, widening corporate credit spreads and a decrease in liquidity in fixed income markets.
2014 versus 2013: Net investment income increased by $8.7 million during 2014 due to an increase of $264.0 million in our average invested assets and an increase of 11 basis points in the book yield we obtained on those assets. Net realized and unrealized gains (losses) increased by $21.7 million.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at December 31, 2015 included shareholders' equity of $2.5 billion, redeemable noncontrolling interest of $0.4 billion classified as temporary equity, and loans payable of $0.6 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
Dividends
Enstar has not historically declared a dividend. Our strategy is to retain earnings and invest distributions from our subsidiaries back into the company. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in "Note 20 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Holding Company Liquidity
The potential sources of cash flows to Enstar as a holding company consist of cash flows from our subsidiaries including dividends, advances and loans and investment income on loans to our subsidiaries. We also borrow from our credit facilities as described below.
We use cash to fund new acquisitions of companies and significant new business. We also utilize cash for our operating expenses associated with being a public company, and to pay interest and principal on loans from subsidiaries and loans under our credit facilities.
Our holding company cash flows are summarized in "Item 8. Financial Statements and Supplementary Data - Schedule II - Condensed Financial Information of Registrant - Statements of Cash Flows - Parent Company Only for the years ended December 31, 2015, 2014 and 2013" and the notes thereto.
We may, from time to time, raise capital from the issuance of equity, debt or other securities as we continuously evaluate our strategic opportunities. On September 12, 2014, we filed an automatic shelf registration statement with the SEC to allow us to conduct future offerings of debt securities, if desired.
As we are a holding company and have no substantial operations of our own, our assets consist primarily of investments in subsidiaries and our loans and advances to subsidiaries. Dividends from our insurance subsidiaries are restricted by insurance regulation.
Operating Company Liquidity
The ability to pay dividends and make other distributions is limited by the applicable laws and regulations of the jurisdictions in which our insurance and reinsurance subsidiaries operate, including Bermuda, the United Kingdom, the United States, Australia and Continental Europe, which subject these subsidiaries to significant regulatory restrictions. These laws and regulations require, among other things, certain of our insurance and reinsurance subsidiaries to maintain minimum capital resources requirements and limit the amount of dividends and other payments that these subsidiaries can pay to us, which in turn may limit our ability to pay dividends and make other payments. For more information on these laws and regulations, see "Item 1. Business - Regulation." As of December 31, 2015, all of our insurance and reinsurance subsidiaries’ capital resources levels were in excess of the minimum levels required. The ability of our subsidiaries to pay dividends is subject to certain restrictions, as described in "Note 20 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Our subsidiaries’ ability to pay dividends and make other forms of distributions may also be limited by our repayment obligations under certain of our outstanding loan facility agreements. Variability in ultimate loss payments may also result in increased liquidity requirements for our subsidiaries.

In the Non-life Run-off and Life and Annuities segments, our subsidiaries sources of funds primarily consist of cash and investment portfolios acquired on the completion of the acquisition of an insurance or reinsurance company in run-off. These acquired cash and investment balances are classified as cash provided by investing activities. We expect to use funds acquired from cash and investment portfolios, collected premiums, collections from reinsurance debtors, fees and commission income, investment income and proceeds from sales and redemptions of investments, to meet expected claims payments and operational expenses with the remainder used for acquisitions and additional investments. In these segments, we generally expect negative operating cash flows to be met by positive investing cash flows.
In the Atrium and StarStone segments we expect a net provision of cash from operations as investment income earned and collected premiums should generally be in excess of total net claim payments, losses incurred on earned premiums and operating expenses.
We expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business.
Cash Flows
The following table summarizes our consolidated cash flows from operating, investing and financing activities in the last three years:

	Years Ended December 31,
Cash provided by (used in):	2015	2014	Increase (decrease)	2013	Increase (decrease)
	(in thousands of U.S. dollars)
Operating activities	$(739,358)	$497,619	$(1,236,977)	$(62,387)	$560,006
Investing activities	487,067	(292,098)	779,165	(365,789)	73,691
Financing activities	129,347	131,586	(2,239)	423,076	(291,490)
Effect of exchange rate changes on cash	(18,533)	(17,546)	(987)	(5,949)	(11,597)
Net increase (decrease) in cash and cash equivalents	(141,477)	319,561	(461,038)	(11,049)	330,610
Cash and cash equivalents, beginning of year	963,402	643,841	319,561	654,890	(11,049)
Cash and cash equivalents, end of year	$821,925	$963,402	$(141,477)	$643,841	$319,561
Details of our consolidated cash flows are included in "Item 8. Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013."
2015 versus 2014: Cash from operating activities included net purchases of trading securities of $350.8 million in 2015 as compared with net sales of trading securities of $886.7 million in 2014. Excluding the activity on trading securities, cash used in operating activities was $388.6 million and $389.1 million in the years ended December 31, 2015 and 2014, respectively. Cash used in operating activities was largely a result of the timing of loss payments in our Non-life Run-off segment. In addition, our StarStone and Atrium segments had improved results and operating cash flows in 2015 as compared with 2014, which contributed to the decrease in cash used in operating activities, excluding trading securities activity.
Cash provided by investing activities for 2015 primarily related to the cash inflow from restricted cash of $512.8 million and sales and maturities of available-for-sale securities of $142.8 million, partially offset by net purchases of other investments of $186.2 million. The inflow from restricted cash was utilized to pay claims and also to invest in restricted investments. Cash used in investing activities for 2014 primarily related to the net purchases of other investments of $245.0 million.
Cash provided by financing activities was relatively consistent during 2015 and 2014. During 2015, we had net inflows of $280.2 million from our credit facilities primarily utilized to finance acquisitions and significant new business, offset by an outflow of $150.4 million relating to the purchase of noncontrolling interests. During 2014, we had an inflow from a contribution by redeemable noncontrolling interest of $273.0 million, offset by net outflows of $129.2 million in repayment of our credit facilities (primarily attributable to the repayment of the SeaBright and Clarendon facilities).
2014 versus 2013: Cash from operating activities included net sales of trading securities of $886.7 million in 2014 as compared with net purchases of trading securities of $33.8 million in 2013. Excluding the activity on trading securities, cash used in operating activities was $389.1 million and $28.6 million in the years ended December 31, 2014 and 2013, respectively. Cash used in operating activities was largely a result of the timing of loss payments in our Non-life Run-off segment.
Cash used in investing activities for 2014 primarily related to the net purchases of other investments of $245.0 million. Cash used in investing activities for 2013 primarily related to $409.6 million net cash used in the acquisitions of Atrium, Arden and Pavonia.
Cash provided by financing activities in 2014 primarily relates to an inflow from a contribution by redeemable noncontrolling interest of $273.0 million, offset by net outflows of $129.2 million in repayment of our credit facilities, including the SeaBright and Clarendon facilities. Cash provided by financing activities in 2013 primarily related to net inflows of $330.3 million from our credit facilities primarily utilized to finance acquisitions and significant new business, and an inflow from a contribution by a redeemable noncontrolling interest of $96.7 million.
Investments and Cash and Cash Equivalents
As at December 31, 2015 and 2014, we had total cash and cash equivalents, restricted cash and cash equivalents and investments of approximately $8.8 billion and $7.5 billion, respectively.
For information regarding our investment strategy, portfolio and results, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at December 31, 2015 and 2014, we had reinsurance balances recoverable of approximately $1.5 billion and $1.3 billion, respectively.
Our insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, both Atrium and StarStone purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
For further information regarding our reinsurance balances recoverable, refer to "Note 8 - Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Loan Facilities
We utilize loan facilities primarily for acquisitions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 13 - Loans Payable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. Under our facilities, loans payable as of December 31, 2015 and 2014 were $600.3 million and $320.0 million, respectively.
Our main facility is the Enstar Group Limited ("EGL") Revolving Credit Facility, originated on September 16, 2014 for a 5-year term, and amended on February 27, 2015 and February 15, 2016. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus a margin ranging from 2.50% to 3.25%. As at December 31, 2015 there was $159.2 million of available unutilized capacity under the EGL Revolving Credit Facility.
We also have a four-year term loan (the "Sussex Facility", formerly called the Companion Facility) that was originated on December 24, 2014 with two financial institutions. As at December 31, 2015 the outstanding principal under this facility was $94.0 million, and there was no unutilized capacity. Subsequent to December 31, 2015, we repaid $20.5 million of the outstanding principal on the facility, bringing the outstanding principal to $73.5 million.

Contractual Obligations
The following table summarizes, as of December 31, 2015, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$5,868.6	$1,268.1	$1,820.3	$799.4	$1,980.8
Policy benefits for life and annuity contracts (2)	2,194.1	72.5	150.9	147.9	1,822.8
Operating lease obligations	38.3	11.5	15.7	6.8	4.3
Investing Activities
Investment commitments	140.2	54.4	60.8	25.0	—
Financing Activities
Acquisition funding	83.9	83.9	—	—	—
Loan repayments (including estimated interest payments)	673.5	40.9	632.6	—	—
Total	$8,998.6	$1,531.3	$2,680.3	$979.1	$3,807.9

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of December 31, 2015 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the audited consolidated financial statements as of December 31, 2015 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our audited consolidated balance sheet as at December 31, 2015 of $1,304.7 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 21 - Commitments and Contingencies" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At December 31, 2015, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies
We believe the following accounting policies affect the more significant judgment and estimates used in the preparation of our financial statements.
Accounting for Acquisitions - Fair Value Measurement
The most significant liability and asset of an acquired company are typically the liability for losses and LAE and the asset related to any reinsurance balances recoverable on these liabilities that may be contractually due to the acquired entity. The market for acquisition of run-off companies is not sufficiently active and transparent to enable us to identify reliable, market exit values for acquired assets and liabilities. Accordingly, consistent with provisions of U.S. GAAP, we have developed internal models that we believe allow us to determine fair values that are reasonable proxies for market exit values. We are familiar with the major participants in the acquisition run-off market and believe that the key assumptions we make in valuing acquired assets and liabilities are consistent with the kinds of assumptions made by such market participants. Furthermore, in our negotiation of purchase prices with sellers, it is frequently clear to us that other bidders in the market are using models and assumptions similar in nature to ours during the competitive bid process. The majority of acquisitions are completed following a public tender process whereby the seller invites market participants to provide bids for the target acquisition.
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
The key assumptions used by us and, we believe, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amounts of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) a risk-free discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated ULAE to be incurred over the life of the run-off; (v) the impact that any accelerated run-off strategy may have on the adequacy of acquired bad debt provisions; and (vi) an appropriate risk margin.
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
On acquisition, we make a provision for ULAE liabilities. This provision considers the adequacy of the provision maintained and recorded by the seller in light of our run-off strategy and estimated ULAE to be incurred over the life of the acquired run-off as projected by the seller’s actuaries or, in their absence, our actuaries. To the extent that our estimate of the total ULAE provision is different from the seller’s, an adjustment will be made. While our objective is to accelerate the run-off by completing commutations of assumed and ceded business (which would have the effect of shortening the life, and therefore the cost, of the run-off), the success of this strategy is far from certain. Therefore, the estimates of ULAE are based on running off the liabilities and assets over the actuarially projected life of the run-off. In those domiciles where solvent schemes of arrangement are available, management’s estimates of the total ULAE are probability-weighted in accordance with the estimated time that a solvent scheme of arrangement could be completed, which has the effect of reducing the period of the run-off and the related ULAE. For those acquisitions in domiciles where solvent schemes of arrangement are not available, the ULAE are estimated over the projected life of the run-off.
We believe that providing for ULAE based on our run-off strategy is appropriate in determining the fair value of the assets and liabilities acquired in an acquisition of a run-off company. We believe that other participants in the run-off acquisition marketplace factor into the price to pay for an acquisition the estimated cost of running off the acquired company based on how that participant expects to manage the assets and liabilities.
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
Losses and Loss Adjustment Expenses - Non-Life Run-off
The following table provides a breakdown of gross losses and LAE reserves by type of exposure as of December 31, 2015 and 2014.

	2015			2014
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
Asbestos	$121,404	$209,410	$330,814	$127,061	$234,551	$361,612
Environmental	29,986	29,972	59,958	46,526	31,338	77,864
General casualty	478,246	438,807	917,053	414,869	362,743	777,612
Workers' compensation/personal accident	1,502,615	822,758	2,325,373	774,225	282,943	1,057,168
Marine, aviation and transit	51,790	8,484	60,274	65,936	9,598	75,534
Construction defect	17,327	14,339	31,666	45,923	41,095	87,018
Other	460,579	150,396	610,975	626,992	171,318	798,310
Total	$2,661,947	$1,674,166	$4,336,113	$2,101,532	$1,133,586	$3,235,118
ULAE			249,341			199,892
Total			$4,585,454			$3,435,010
The following table provides a breakdown of losses and LAE reserves (net of reinsurance balances recoverable and deferred charges) by type of exposure as of December 31, 2015 and 2014:

	2015		2014
	Total	% of Total	Total	% of Total
	(in thousands of U.S. dollars)
Asbestos	$304,443	9.2%	$324,803	12.3%
Environmental	52,187	1.6%	64,307	2.4%
General casualty	600,364	18.2%	480,066	18.2%
Workers' compensation/personal accident	1,507,505	45.8%	736,771	28.0%
Marine, aviation and transit	53,036	1.6%	69,508	2.6%
Construction defect	20,855	0.6%	55,551	2.1%
Other	507,065	15.4%	703,403	26.8%
ULAE	249,341	7.6%	199,892	7.6%
Total	$3,294,796	100.0%	$2,634,301	100.0%

As of December 31, 2015, the IBNR reserves (net of reinsurance balances receivable) accounted for $1,146.9 million, or 34.8%, of our total net losses and LAE. The reserve for IBNR (net of reinsurance balance receivable) accounted for $862.4 million, or 32.7%, of our total net loss reserves at December 31, 2014.
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
To the extent that the nature of the acquired loss reserves are conducive to commutation, our aim is to settle the majority of the acquired loss reserves within a timeframe of approximately five to seven years from the date of acquisition. To the extent that acquired reserves are not conducive to commutation, we will instead adopt a disciplined claims management approach to pay only valid claims on a timely basis and endeavor to reduce the level of acquired LAE provisions by withdrawing, where appropriate, from existing litigation and otherwise streamlining claims handling procedures.
By adopting either of the above run-off strategies, we would expect that over the targeted life of the run-off, acquired ultimate loss reserves would settle below their recorded fair value, resulting in reductions in ultimate losses and LAE liabilities. There can be no assurance, however, that we will successfully implement our strategy.
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
Commutations provide an opportunity for us to exit exposures to entire policies with insureds and reinsureds for an agreed upon payment, or payments, often at a discount to the previously estimated ultimate liability. As a result of exiting all exposures to such policies, all advised case reserves and IBNR reserves relating to the insured or reinsured are eliminated. A commutation is recognized upon the execution of a commutation release agreement. Following completion of a commutation, all the related balances, including insurance and reinsurance balances payable and/or receivable, funds held by ceding companies, and losses and LAE (including fair value adjustments and estimated IBNR), are written off with corresponding gain or loss recorded in the net reduction of ultimate losses. A commutation may result in a net gain irrespective of whether the settlement exceeds the advised case reserves. Advised case reserves are those reserve estimates for a specific loss or losses reported by either the broker or insured or reinsured. IBNR reserves are established at a class of business or exposure level for claims that have not yet been reported but can reasonably be expected to have occurred, as well as for the future development of reported claims. A commutation settlement is a negotiated settlement of both the advised case reserves and an estimate of the IBNR reserves that relate to the policies being commuted. For latent exposures with a long reporting tail, the estimated level of IBNR reserves may be significantly higher than the advised case reserves. In such an instance, the commutation settlement of a block of such policies may be greater than the advised case reserves but less than the aggregate of the advised case reserves plus the estimated related IBNR reserves, resulting in a total saving to the remaining liability.
On an annual basis, all prior historical loss development that relates to commuted exposures is eliminated to produce revised historical loss development for the remaining non-commuted exposures. Our estimates of IBNR reserves are determined at the aggregate class of business or exposure level. Our actuaries apply actuarial methodologies to the remaining aggregate exposures and revised historical loss development information to reassess their estimates of gross and net ultimate liabilities and required gross and net IBNR reserves. On a quarterly basis, we adjust our estimates of ultimate loss and LAE liabilities in the quarter that the commutation was concluded. The agreed commutation settlement is recorded in net losses paid.
To the extent that commuted policies are protected by reinsurance, then we will, on completion of a commutation with an insured or reinsured, negotiate with the reinsurers to contribute their share of the commutation settlement. Any amounts received from such reinsurers will be recorded in net losses paid and the impact of any savings or loss on reinsurance recoverable on unpaid losses will be included in the actuarial reassessment of net ultimate liabilities and net IBNR reserves.
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

•
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

•
Onsite claims audits are often supplemented by further reviews by our internal and external legal advisors to determine the reasonableness of advised case reserves and, if considered necessary, an adjustment to the reported case reserve will be recorded.

•
Our actuaries project expected paid and incurred loss development for each class of business, which is monitored on a quarterly basis. Should actual paid and incurred development differ significantly from the expected paid and incurred development, we will investigate the cause and, in conjunction with our actuaries, consider whether any adjustment to ultimate loss reserves is required.

Our actuaries consider the quality of ceding company data as part of their ongoing evaluation of the liability for ultimate losses and LAE, and the methodologies they select for estimating ultimate losses inherently compensate for potential weaknesses in this data, including weaknesses in loss reports provided by cedants.
We strive to apply the highest standards of discipline and professionalism to our claims adjusting, processing and settlement, and disputes with cedants are rare. However, we are from time to time involved in various disputes and legal proceedings in the ordinary course of our claims adjusting process. We are often involved in disputes commenced by other co-insurers who act in unison with any litigation or dispute resolution controlled by the lead underwriter. Coverage disputes arise when the insured/reinsured and insurer/reinsurer cannot reach agreement as to the interpretation of the policy and/or application of the policy to a claim. Most insurance and reinsurance policies contain dispute resolution clauses requiring arbitration or mediation. In the absence of a contractual dispute resolution process, civil litigation would be commenced. We aim to reach a commercially acceptable resolution to any dispute, using arbitration or litigation as a last resort. We regularly monitor and provide internal reports on disputes involving arbitration and litigation and engage external legal counsel to provide professional advice and assist with case management.
In establishing reserves, management includes amounts for IBNR reserves using information from independent actuarial estimates of ultimate losses. We use generally accepted actuarial methodologies to estimate ultimate losses and LAE and those estimates are reviewed by our management.
Nearly all of our unpaid claims liabilities are considered to have a long claims payout tail. Gross loss reserves for our non-life run-off subsidiaries relate primarily to casualty exposures, including latent claims, of which approximately 8.5% (2014: 12.8%) relate to asbestos and environmental("A&E") exposures.
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
We review the external actuaries’ reports for consistency and appropriateness of methodology and assumptions, including assumptions of industry benchmarks, and discuss any concerns or changes with them. Our Chief Actuary and Chief Financial Officer then consider the reasonableness of loss reserves recommended by our external actuaries, in light of actual loss development during the year, using the following reports produced internally on a quarterly basis for each of our insurance and reinsurance subsidiaries:

•
Gross, ceded and net incurred loss report - This report provides, for each reporting period, the total (including commuted policies) gross, ceded and net incurred loss development for each company and a commentary on each company’s loss development prepared by our Chief Actuary. The report highlights the causes of any unusual or significant loss development activity (including commutations) and includes commentary on quality and reliability of underlying data.

•
Actual versus expected gross incurred loss development report - This report provides a summary, and commentary thereon, of each company’s (excluding companies or portfolios of business acquired in the current year) non-commuted incurred gross losses compared to the estimate of the development of non-commuted incurred gross losses provided by our external actuaries at the beginning of the year as part of the prior year’s reserving process.

•
Commutations summary schedule - This schedule summarizes all commutations completed during the year for all companies, and identifies the policyholder with which we commuted, the incurred losses settled by the commutation (comprising outstanding unpaid losses and case reserves) and the amount of the commutation settlement.

•
Analysis of paid, incurred and ultimate losses - This analysis for each company, and in the aggregate, provides a summary of the gross, ceded and net paid and incurred losses and the impact of applying our external actuaries’ recommended loss reserves. This report, reviewed in conjunction with the previous reports, provides an analytical tool to review each company’s incurred loss or gain and reduction in IBNR reserves to assess whether the ultimate reduction in loss reserves appears reasonable in light of known developments within each company.

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
When establishing loss reserves we have an expectation that, in the absence of commutations and significant favorable or unfavorable non-commuted loss development compared to expectations, loss reserves will not exceed the high, or be less than the low, end of the following ranges of gross losses and LAE reserves implied by the various methodologies used by each of our insurance subsidiaries as of December 31, 2015.
The range of gross loss and LAE reserves implied by the various methodologies used by each of our insurance and reinsurance subsidiaries as of December 31, 2015 and 2014 is presented in the following table ("Range of Outcomes"):

	2015			2014
	Low	Selected	High	Low	Selected	High
	(in thousands of U.S. dollars)
Asbestos	$294,233	$330,814	$372,952	$310,977	$361,612	$396,648
Environmental	53,739	59,958	67,349	67,519	77,864	86,399
General casualty	809,424	917,053	1,042,652	688,961	777,612	879,110
Workers' compensation/personal accident	2,048,319	2,325,373	2,628,883	933,763	1,057,168	1,161,390
Marine, aviation and transit	53,294	60,274	67,806	66,428	75,534	87,479
Construction defect	28,177	31,666	35,355	75,396	87,018	94,879
Other	542,086	610,975	688,841	711,474	798,310	913,089
ULAE	249,341	249,341	249,341	199,892	199,892	199,892
Total	$4,078,613	$4,585,454	$5,153,179	$3,054,410	$3,435,010	$3,818,886

Latent Claims
A number of our subsidiaries wrote general liability policies and reinsurance (prior to their acquisition by us) under which policyholders continue to present asbestos-related injury claims and claims alleging injury, damage or clean-up costs arising from environmental pollution. These policies, and the associated claims, are referred to as "A&E" exposures. The vast majority of these claims are presented under policies written many years ago.
There is a great deal of uncertainty surrounding A&E claims. This uncertainty impacts the ability of insurers and reinsurers to estimate the remaining amount of unpaid claims and related LAE. The majority of these claims differ from any other type of claim because there is inadequate loss development and significant uncertainty regarding what, if any, coverage exists, to which, if any, policy years claims are attributable and which, if any, insurers/reinsurers may be liable. These uncertainties are exacerbated by lack of clear judicial precedent and legislative interpretations of coverage that may be inconsistent with the intent of the parties to the insurance contracts and expand theories of liability. The insurance and reinsurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is, thus, confronted with continuing uncertainty in its efforts to quantify A&E exposures.
In light of the intensive claim settlement process for these claims, which involves comprehensive fact gathering and subject matter expertise, we operate a centrally administered claim facility to handle A&E claims on behalf of all of our subsidiaries. Our A&E claims staff, working in conjunction with our in-house attorneys experienced in A&E liabilities, proactively administers, on a cost-effective basis, the A&E claims submitted to our insurance and reinsurance subsidiaries.
The liability for unpaid losses and LAE, inclusive of A&E reserves, reflects our best estimate for future amounts needed to pay losses and related LAE as of each of the balance sheet dates reflected in the financial statements herein in accordance with U.S. GAAP. As of December 31, 2015, we had net loss reserves of $304.4 million for asbestos-related claims (or 9.2% of total non-life run-off net reserves for losses and LAE liabilities) and $52.2 million for environmental pollution-related claims (or 1.6% of total non-life run-off net reserves for losses and LAE). The following table provides a reconciliation of our gross and net loss and ALAE reserves from A&E exposures and the movement in gross and net reserves:

	Years Ended December 31,
	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net
	(in thousands of U.S. dollars)
Provisions for A&E claims and ALAE at January 1	$439,476	$389,110	$539,494	$480,865	$628,643	$557,551
A&E losses and ALAE incurred during the year	(10,690)	(9,468)	(11,369)	(12,914)	(15,512)	(15,594)
A&E losses and ALAE paid during the year	(39,633)	(24,632)	(88,649)	(78,841)	(88,984)	(74,208)
Provision for A&E claims and ALAE acquired during the year	1,619	1,619	—	—	15,347	13,116
Provision for A&E claims and ALAE at December 31	$390,772	$356,629	$439,476	$389,110	$539,494	$480,865

For the years ended December 31, 2015 and 2014, our reserves for A&E liabilities decreased by $48.7 million and $100.0 million on a gross basis, respectively, and by $32.5 million and $91.8 million on a net basis, respectively. The reductions in gross reserves arose from paid claims, successful commutations, policy buy-backs, generally favorable claim settlements during the year and reductions in IBNR resulting from actuarial analysis of remaining liabilities.
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

Environmental Pollution Exposures
Environmental pollution claims represent another significant exposure for us. Environmental pollution claims have been developing as expected over the past few years as a result of stable claim trends. Claims against Fortune 500 companies are generally declining, and while insureds with single-site exposures are still active, in many cases claims are being settled for less than initially anticipated due to improved site remediation technology and effective policy buy-backs.
Despite the stability of recent trends, there remains significant uncertainty involved in estimating liabilities related to these exposures. Unlike asbestos claims which are generated primarily from allegedly injured private individuals, environmental claims generally result from governmentally initiated activities. First, the number of waste sites subject to cleanup is unknown. Over 1,000 sites are included on the National Priorities List of the United States Environmental Protection Agency. State authorities have separately identified many additional sites and, at times, aggressively implement site cleanups. Second, the liabilities of the insureds themselves are difficult to estimate. At any given site, the allocation of remediation cost among the potentially responsible parties varies greatly depending upon a variety of factors. Third, as with asbestos liability and coverage issues, judicial precedent regarding liability and coverage issues regarding pollution claims does not provide clear guidance. There is also uncertainty as to the U.S. federal "Superfund" law itself and, at this time, we cannot predict what, if any, reforms to this law might be enacted by the U.S. federal government, or the effect of any such changes on the insurance industry.
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
Asbestos reform efforts have been underway at both the federal and state level to address the cost and scope of asbestos claims to the American economy. While congressional efforts to create a federal trust fund that would replace the tort system for asbestos claims failed, several states, including Texas and Florida, have passed reforms based on "medical criteria" requiring certain levels of medically documented injury before a lawsuit can be filed, generally resulting in a drop of case filings in those states adopting this reform measure.
Asbestos claims primarily fall into two general categories: impaired and unimpaired bodily injury claims. Property damage claims represent only a small fraction of asbestos claims. Impaired claims primarily include individuals suffering from mesothelioma or a cancer such as lung cancer. Unimpaired claims include asbestosis and those whose lung regions contain pleural plaques.

Unlike traditional property and casualty insurers that either have large numbers of individual claims arising from personal lines such as auto, or small numbers of high value claims as in medical malpractice insurance lines, our primary exposures arise from A&E claims that do not follow a consistent pattern. For instance, we may encounter a small insured with one large environmental claim due to significant groundwater contamination, while a Fortune 500 company may submit numerous claims for relatively small values. Moreover, there is no set pattern for the life of an environmental or asbestos claim. Some of these claims may resolve within two years while others may remain unresolved for nearly two decades. Therefore, our open and closed claims data do not follow any discernible pattern.
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
Our future environmental loss development may be influenced by other factors including:

•	Existence of currently undiscovered polluted sites eligible for clean-up under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and related legislation.

•	Costs imposed due to joint and several liability if not all potentially responsible parties ("PRPs") are capable of paying their share.

•	Success of legal challenges to certain policy terms such as the "absolute" pollution exclusion.

•
Potential future reforms and amendments to CERCLA, particularly as the resources of Superfund - the funding vehicle, established as part of CERCLA, to provide financing for cleanup of polluted sites where no PRP can be identified - become exhausted.

The influence of each of these factors is not easily quantifiable and, as with asbestos-related exposures, our historical environmental loss development is of limited value in determining future environmental loss development using traditional actuarial reserving techniques.
We use industry benchmarking methodologies to estimate appropriate IBNR reserves for our A&E exposures. These methods are based on comparisons of our loss experience on A&E exposures relative to industry loss experience on A&E exposures. Estimates of IBNR are derived separately for each of our relevant subsidiaries and, for some subsidiaries, separately for distinct portfolios of exposure. The discussion that follows describes, in greater detail, the primary actuarial methodologies used by us to estimate IBNR for A&E exposures.
In addition to the specific considerations for each method described below, many general factors are considered in the application of the methods and the interpretation of results for each portfolio of exposures. These factors include the mix of product types (e.g., primary insurance versus reinsurance of primary versus reinsurance of reinsurance), the average attachment point of coverages (e.g., first-dollar primary versus umbrella over primary versus high-excess), payment and reporting lags related to the international domicile of our subsidiaries, payment and reporting pattern acceleration due to large "wholesale" settlements (e.g., policy buy-backs and commutations) pursued by us, and lists of individual risks remaining and general trends within the legal and tort environments.
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
As of December 31, 2015, we had 27 separate insurance and/or reinsurance subsidiaries in the non-life run-off segment whose reserves are categorized into approximately 290 reserve categories in total, including 32 distinct asbestos reserving categories and 22 distinct environmental reserving categories.

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
The following key assumptions were used to estimate A&E reserves at December 31, 2015:

•
$80 Billion Ultimate Industry Asbestos Losses - This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred asbestos reserving methodologies.

•
$40 Billion Ultimate Industry Environmental Losses - This level of industry-wide losses and its comparison to industry-wide paid, incurred and outstanding case reserves is the base benchmarking assumption applied to Paid Market Share, Reserve-to-Paid, IBNR:Case Ratio and the Ultimate-to-Incurred environmental reserving methodologies.

•
Loss Reporting Lag - Our subsidiaries assumed a mix of insurance and reinsurance exposures generally through the London market. As the available industry benchmark loss information, as supplied by our independent consulting actuaries, is compiled largely from U.S. direct insurance company experience, our loss reporting is expected to lag relative to available industry benchmark information. This time-lag used by each of our insurance subsidiaries varies from 1 to 5 years depending on the relative mix of domicile, percentages of product mix of insurance, reinsurance and retrocessional reinsurance, primary insurance, excess insurance, reinsurance of direct, and reinsurance of reinsurance within any given exposure category. Exposure portfolios written from a non-U.S. domicile are assumed to have a greater time-lag than portfolios written from a U.S. domicile. Portfolios with a larger proportion of reinsurance exposures are assumed to have a greater time-lag than portfolios with a larger proportion of insurance exposures.

The following tables provide a summary of the impact of changes in industry ultimate losses, from the selected $80 billion for asbestos and $40 billion for environmental, and changes in the time-lag, from the selected averages of 2.9 years for asbestos and 2.3 years for environmental, for us behind industry development that it is assumed relates to our insurance and reinsurance companies. Please note that the table below demonstrates sensitivity to changes to key assumptions using methodologies selected for determining loss and ALAE, at December 31, 2015 and differs from the Range of Outcomes table above, which demonstrates the ranges produced by the various methodologies.

Sensitivity to Industry Asbestos Ultimate Loss Assumption	Asbestos Loss Reserves
(in thousands of U.S. dollars)
Asbestos — $85 billion	$380,436
Asbestos — $80 billion (selected)	330,814
Asbestos — $75 billion	281,192

Sensitivity to Industry Environmental Ultimate Loss Assumption	Environmental Loss Reserves
(in thousands of U.S. dollars)
Environmental — $42.5 billion	$75,546
Environmental — $40 billion (selected)	59,958
Environmental — $37.5 billion	44,369

Sensitivity to Time-Lag Assumption*	Asbestos Loss Reserves	Environmental Loss Reserves
	(in thousands of U.S. dollars)
Selected average of 2.9 years asbestos, 2.3 years environmental	$330,814	$59,958
Increase all portfolio lags by one year	347,354	64,754
Decrease all portfolio lags by one year	314,273	55,161
* Using $80 billion/$40 billion Asbestos/Environmental Industry Ultimate Loss assumptions.
Due to the inability of our actuaries to review the data, methodologies and calculations supporting the industry published estimates, our actuaries have estimated ultimate industry losses. This allows our actuaries to better monitor the impact on us of the selected asbestos and environmental ultimate loss assumptions on an annual basis and also allow them to monitor industry payments against expectations. For the year ended December 31, 2015, there were no changes in the assumptions regarding industry asbestos and environmental ultimate loss and loss reporting lag described above.
All Other (Non-latent) Reserves
For our "All Other" (non-latent) loss exposure, our actuaries apply a range of traditional loss development extrapolation techniques. These methods assume that cohorts, or groups, of losses from similar exposures will increase over time in a predictable manner. Historical paid, incurred, and outstanding loss development experience is examined for earlier years to make inferences about how later years’ losses will develop. The application and consideration of multiple methods is consistent with the Actuarial Standards of Practice.
When determining which loss development extrapolation methods to apply to each company and each class of exposure within each company, we consider the nature of the exposure for each specific subsidiary and reserving segment and the available loss development data, as well as the limitations of that data. In cases where company-specific loss development information is not available or reliable, we select methods that do not rely on historical data (such as incremental or run-off methods) and consider industry loss development information published by industry sources such as the Reinsurance Association of America. In determining which methods to apply, we also consider cause of loss coding information when available.
A brief summary of the methods that are considered most frequently in analyzing non-latent exposures is provided below. This summary discusses the strengths and weaknesses of each method, as well as the data requirements for each method, all of which are considered when selecting which methods to apply for each reserve segment.

1. Cumulative Reported and Paid Loss Development Methods.    The Cumulative Reported (Case Incurred) Loss Development method relies on the assumption that, at any given state of maturity, ultimate losses can be predicted by multiplying cumulative reported losses (paid losses plus case reserves) by a cumulative development factor. The validity of the results of this method depends on the stability of claim reporting and settlement rates, as well as the consistency of case reserve levels. Case reserves do not have to be adequately stated for this method to be effective; they only need to have a fairly consistent level of adequacy at all stages of maturity. Historical "age-to-age" loss development factors (or LDFs) are calculated to measure the relative development of an accident year from one maturity point to the next. Age-to-age LDFs are then selected based on these historical factors. The selected age-to-age LDFs are used to project the ultimate losses. The Cumulative Paid Loss Development Method is mechanically identical to the Cumulative Reported Loss Development Method described above, but the paid method does not rely on case reserves or claim reporting patterns in making projections. The validity of the results from using a cumulative loss development approach can be affected by many conditions, such as internal claim department processing changes, a shift between single and multiple payments per claim, legal changes, or variations in a company’s mix of business from year to year. Typically, the most appropriate circumstances in which to apply a cumulative loss development method are those in which the exposure is mature, full loss development data is available, and the historical observed loss development is relatively stable.
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
Our actuaries select the appropriate loss development extrapolation methods to apply to each company and each class of exposure, and then apply these methods to calculate an estimate of ultimate losses. Our management, which is responsible for the final estimate of ultimate losses, reviews the calculations of our actuaries, considers whether the appropriate method was applied, and adjusts the estimate of ultimate losses as it deems necessary. Historically, we have not deviated from the recommendations of our actuaries. Paid-to-date losses are then deducted from the estimate of ultimate losses to arrive at an estimated total loss reserve, and reported outstanding case reserves are then deducted from estimated total loss reserves to calculate the estimated IBNR reserve.
Quarterly Reserve Reviews
In addition to an in-depth annual review, we also perform quarterly reserve reviews. This is done by examining quarterly paid and incurred loss development to determine whether it is consistent with reserves established during the preceding annual reserve review and with expected development. Loss development is reviewed separately for each major exposure type (e.g., asbestos, environmental, etc.), for each of our relevant subsidiaries, and for large "wholesale" commutation settlements versus "routine" paid and advised losses. This process is undertaken to determine whether loss development experience during a quarter warrants any change to held reserves.
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
Our quarterly paid and incurred loss development is often driven by large, wholesale" settlements - such as commutations and policy buy-backs - which settle many individual claims in a single transaction. This allows for monitoring of the potential profitability of large settlements, which, in turn, can provide information about the adequacy of reserves on remaining exposures that have not yet been settled. For example, if it were found that large settlements were consistently leading to large negative, or favorable, incurred losses upon settlement, it might be an indication that reserves on remaining exposures are redundant. Conversely, if it were found that large settlements were consistently leading to large positive, or adverse, incurred losses upon settlement, it might be an indication—particularly if the size of the losses were increasing—that certain loss reserves on remaining exposures are deficient. Moreover, removing the loss development resulting from large settlements allows for a review of loss development related only to those contracts that remain exposed to losses. Were this not done, it is possible that savings on large wholesale settlements could mask significant underlying development on remaining exposures.
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

Quarterly loss development is expected to be fairly erratic for the types of exposure insured and reinsured by us. Several quarters of low incurred loss development can be followed by spikes of relatively large incurred losses. This is characteristic of latent claims and other insurance losses that are reported and settled many years after the inception of the policy. Given the high degree of statistical uncertainty, and potential volatility, it would be unusual to adjust reserves on the basis of one, or even several, quarters of loss development activity. As a result, unless the incurred loss activity in any one quarter is of such significance that management is able to quantify the impact on the ultimate liability for losses and LAE, reductions or increases in losses and LAE liabilities are carried out in the fourth quarter based on the annual reserve review described above.
As described above, our management regularly reviews and updates reserve estimates using the most current information available and employing various actuarial methods. Adjustments resulting from changes in our estimates are recorded in the period when such adjustments are determined. The ultimate liability for losses and LAE is likely to differ from the original estimate due to a number of factors, primarily consisting of the overall claims activity occurring during any period, including the completion of commutations of assumed liabilities and ceded reinsurance receivables, policy buy-backs and general incurred claims activity.
Losses and Loss Adjustment Expenses - Atrium and StarStone
The reserve for losses and loss expenses includes reserves for unpaid reported losses and for IBNR reserves. The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by us. The reserve for incurred but not reported losses and loss expenses is established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.
The following table provides a breakdown of the liability for losses and LAE by type of exposure for the years ended December 31, 2015 and 2014 for the Atrium segment:

	2015			2014
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
General casualty	$11,170	$18,413	$29,583	$10,836	$16,299	$27,135
Workers' compensation/personal accident	6,021	9,926	15,947	7,227	10,870	18,097
Marine, aviation and transit	20,761	34,222	54,983	24,902	37,455	62,357
Other	37,187	61,301	98,488	41,085	61,798	102,883
Total	$75,139	$123,862	$199,001	$84,050	$126,422	$210,472
ULAE			2,016			2,139
Total			$201,017			$212,611

The following table provides a breakdown of the liability for losses and LAE by type of exposure for the years ended December 31, 2015 and 2014 for the StarStone segment:

	2015			2014
	OLR	IBNR	Total	OLR	IBNR	Total
	(in thousands of U.S. dollars)
General casualty	$84,614	$162,679	$247,293	$77,195	$148,617	225,812
Workers' compensation/personal accident	32,636	50,950	83,586	9,649	20,899	30,548
Marine, aviation and transit	161,439	84,923	246,362	150,530	113,785	264,315
Other	177,749	165,259	343,008	148,601	181,127	329,728
Total	$456,438	$463,811	$920,249	$385,975	$464,428	$850,403
ULAE			13,429			11,397
Total			$933,678			$861,800
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
Net Incurred Losses and LAE
Non-life Run-off, Atrium and StarStone
The change in our estimated total loss reserves for both latent and all other exposures compared to that of the previous period, less net losses paid during the period, is recorded as net incurred losses and LAE on our statement of earnings for the period. Our estimated total loss reserve at December 31, 2015 was determined by estimating the ultimate losses and deducting paid-to-date losses. The estimated ultimate losses, for both latent and all other (non-latent) liabilities, were determined by the amount of advised case reserves and the application of the actuarial methodologies described above to estimate IBNR reserves. Future changes in our estimates of ultimate losses are likely to have a significant impact on future operating results. Our operating objective is to commute our loss exposures and manage non-commuted loss development in a disciplined manner such that future incurred loss development will be less than expected. A combination of future commutations and better-than-expected incurred loss development of non-commuted exposures could improve the trend of loss development and, after the application of actuarial methodologies to the improved trend, reduce the December 31, 2015 estimates of ultimate losses with a positive impact on our future results. However, it is not possible to project future commutation settlements or whether incurred loss development will be better than expected, and it is possible that ultimate loss reserves could increase based on the factors discussed herein.

Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts as at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(in thousands of U.S. dollars)
Life	$436,603	$344,215
Annuities	921,654	938,121
	1,358,257	1,282,336
Fair value adjustments	(53,560)	(61,472)
	$1,304,697	$1,220,864
Our policy benefits for life and annuity contracts (or policy benefits) are estimated using standard actuarial techniques and cash flow models. We establish and maintain our policy benefits at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support future cash flow benefit obligations and third-party servicing obligations as they become payable. We review our policy benefits regularly and perform loss recognition testing based upon cash flow projections.
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
During the years ended December 31, 2015, 2014 and 2013, there were no adjustments to the locked-in assumptions for these policy benefits.
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

Premium Revenue Recognition
Non-life Run-off, Atrium and StarStone
Our premiums written are earned on a pro-rata basis over the coverage period. Our reinsurance premiums are recorded at the inception of the policy, unless policy language stipulates otherwise, and are estimated based upon information in underlying contracts and information provided by clients and/or brokers. A change in reinsurance premium estimates is made when additional information regarding changes in underlying exposures is obtained. Such changes in estimates are expected and may result in significant adjustments in future periods. We record any adjustments as premiums written in the period they are determined.
With respect to retrospectively rated contracts (where additional premium would be due should losses exceed pre-determined contractual thresholds), any additional premiums are based upon contractual terms, and management judgment is involved in estimating the amount of losses that we expect to be ceded. We would recognize additional premiums at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed. Changes in estimates of losses recorded on contracts with additional premium features would result in changes in additional premiums recognized.
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
Our other investments comprise investments in various private equity funds, fixed income funds, fixed income and multi-strategy hedge funds, equity funds, real estate debt funds and CLO equity funds, as well as direct investments in CLO equities. All of these other investments are recorded at fair value.
We measure fair value in accordance with ASC 820, Fair Value Measurements. The guidance dictates a framework for measuring fair value and a fair value hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

•	Level 1 - Quoted prices for identical instruments in active markets.

•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 - Model-derived valuations in which one or more significant inputs or significant value drivers are unobservable.
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
For the years ended December 31, 2015, 2014 and 2013, we did not recognize any other-than-temporary impairment charges through earnings.
Fair value prices for all investments in the fixed maturity portfolios are independently provided by the investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment accounting service providers, investment managers or the investment custodians, and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.
The independent pricing services used by the investment accounting service providers, investment managers and investment custodians obtain actual transaction prices for investments that have quoted prices in active markets. For determining the fair value of investments that are not actively traded, in general, pricing services use "matrix pricing" in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.
Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. Broker-dealer quotes for which significant observable inputs are unable to be corroborated with market observable information are classified within Level 3.

Equities
Our investments in equities are predominantly traded on the major exchanges and are primarily managed by our external advisors. We use an internationally recognized pricing service to estimate the fair value of our equities. Our equities are widely diversified and there is no significant concentration in any specific industry.
We have categorized all of our investments in equities other than preferred stock as Level 1 investments because the fair values of these investments are based on quoted prices in active markets for identical assets or liabilities. The fair value estimates of our investments in preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
Other Investments
Our other investments are comprised of private equity funds, fixed income funds, fixed income and multi-strategy hedge funds, equity funds, real estate debt funds and CLO equity funds, as well as direct investments in CLO equities, all of which are recorded at fair value on our balance sheet. These other investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of the fund investments publish net asset values on a daily basis and provide daily liquidity; others report on a monthly basis. Private equities typically report quarterly. We believe the reported net asset value represents the fair value market participants would apply to an interest in the various private equities or funds. The change in fair value is included in net realized and unrealized gains on investments and recognized in net earnings.
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
For our investments in private equity funds, we measure fair value by obtaining the most recently provided capital statement from the external fund manager or third-party administrator. The funds calculate net asset value on a fair value basis. Due to a lag in the valuations reported by the managers, we record changes in the investment value with up to a three-month lag. For all publicly-traded companies within these funds, we adjust the reported net asset value based on the latest share price as of our reporting date. We have classified our investments in private equity funds as Level 3 investments because they reflect our own judgment about the assumptions that market participants might use, except for one private equity where the price is observable so we have categorized as Level 2.
The fixed income funds and equity funds in which we invest have been classified as Level 2 investments because their fair value is estimated using the net asset value provided regularly and because the fixed income funds and equity funds are highly liquid.
For our investments in fixed income and multi-strategy hedge funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investments in the funds are classified as Level 3.
The real estate debt fund in which we invest has been classified as a Level 3 investment because its fair value is estimated using the most recent published net asset value.
We measure the fair value of our direct investment in CLO equities based on valuations provided by our external CLO equity manager. If the investment does not involve an external CLO equity manager, the fair value of the investment is valued based on valuations provided by the broker or lead underwriter of the investment (the "broker"). Our CLO equity investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.
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
Certain funds included in other investments are subject to a lock-up period. A lock-up period refers to the initial amount of time an investor is contractually required to invest before having the ability to redeem the investment. Funds that do provide for periodic redemptions may, depending on the funds’ governing documents, have the ability to deny or delay a redemption request, which is called a "gate." The fund may restrict redemptions because the aggregate amount of redemption requests as of a particular date exceeds a specified level. The gate is a method for executing an orderly redemption process that allows for redemption requests to be executed in a timely manner to reduce the possibility of adversely affecting the remaining investors in the fund. Typically, the imposition of a gate delays a portion of the requested redemption, with the remaining portion to be settled in cash sometime after the redemption date.
Certain funds included in other investments may be allowed to invest a portion of their assets in illiquid securities, such as private equity or convertible debt. In such cases, a common mechanism used is a "side-pocket", whereby the illiquid security is assigned to a separate memorandum capital account or designated account. Typically, the investor loses its redemption rights in the designated account. Only when the illiquid security is sold, or is otherwise deemed liquid by the fund, may investors redeem their interest in the side-pocket. At December 31, 2015, the Company had $1.1 million of investments subject to side-pockets ($2.0 million as of December 31, 2014). There is, however, no significant uncertainty in relation to the valuation of these investments and as of December 31, 2015, management has not made any adjustments to the fair value estimate reported by the fund managers for the side-pocketed investments.
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

Intangible Assets
Intangible assets represent the fair value adjustments related to unpaid losses and loss expenses, unearned premium, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the fair values of Lloyd’s syndicate capacity, customer relationships, management contract and brand arising from the acquisition of Atrium and the syndicate capacity, U.S insurance licenses, technology and brand arising from the acquisition of StarStone. Definite-lived intangible assets are amortized over their estimated useful lives. We recognize the amortization of all intangible assets in our consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment on at least an annual basis or sooner whenever events or changes in circumstances indicate that the assets may be impaired. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.
Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries have issued shares to a noncontrolling interest. These shares provide certain redemption rights to the holder, which may be settled in Enstar’s own shares or cash, at our option. We classify redeemable noncontrolling interest with redemption features that are not solely within our control within temporary equity in our consolidated balance sheets and carry them at the redemption value, which is fair value. We recognize changes in the fair value that exceed the carrying value of redeemable noncontrolling interest through retained earnings as if the balance sheet date were also the redemption date.
Deferred Charges
Retroactive reinsurance policies provide indemnification of losses and LAE with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. Deferred charges, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charges amortization is adjusted periodically to reflect new estimates of the amount and timing of remaining loss payments.  Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charges and the amount of periodic amortization.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following risk management discussion and the estimated amounts generated from sensitivity analysis presented are forward-looking statements of market risk assuming certain market conditions occur. Future results may differ materially from these estimated results due to, among other things, actual developments in the global financial markets, changes in the composition of our investment portfolio, or changes in our business strategies. The results of analysis we use to assess and mitigate risk are not projections of future events or losses. See "Cautionary Statement Regarding Forward-Looking Statements" for additional information regarding our forward-looking statements.
We are principally exposed to four types of market risk: interest rate risk; credit risk; equity price risk and foreign currency risk. Our policies to address these risks in 2015 were not materially different than those used in 2014, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity and short-term investments, whose fair values will fluctuate with changes in interest rates. We attempt to maintain adequate liquidity in our fixed maturity investments portfolio with a strategy designed to emphasize the preservation of our invested assets and provide sufficient liquidity for the prompt payment of claims and contract liabilities, as well as for settlement of commutation payments. We also monitor the duration and structure of our investment portfolio.
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at December 31, 2015 and 2014 :

	Interest Rate Shift in Basis Points
As at December 31, 2015	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,544	$5,478	$5,381	$5,351	$5,292
Market Value Change from Base	3.0%	1.8%	—	(0.6)%	(1.7)%
Change in Unrealized Value	$163	$97	$—	$(30)	$(89)

As at December 31, 2014	-100	-50	—	+50	+100
Total Market Value	$4,264	$4,232	$4,204	$4,173	$4,142
Market Value Change from Base	1.4%	0.7%	—	(0.7)%	(1.5)%
Change in Unrealized Value	$60	$28	$—	$(31)	$(62)
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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments and mutual funds, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration and mutual funds. A table of credit ratings for our fixed maturity and short-term investments is in "Note 5 - Investments" in the notes to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K. At December 31, 2015, approximately 47.0% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2014: 54.8%) with 3.1% rated lower than BBB- (December 31, 2014: 2.0%). The portfolio as a whole had an average credit quality rating of A+ as at December 31, 2015 (December 31, 2014: AA-). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
Reinsurance
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in "Note 6 - Reinsurance Balances Recoverable" in the notes to our consolidated financial statements included within Item 8 of this Annual Report.
Equity Price Risk
Our portfolio of equity investments, including the equity funds included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at December 31, 2015 was approximately $263.3 million (December 31, 2014: $300.2 million). At December 31, 2015, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $26.3 million (December 31, 2014: $30.0 million), on a pre-tax basis.
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
We have exposure to foreign currency risk primarily through our ownership of Irish, U.K., Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.
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
The table below summarizes our net exposures as at December 31, 2015 and 2014 to foreign currencies for our subsidiaries whose functional currency is U.S. dollars:

2015	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$37.8	$35.8	$1.5	$19.9	$4.4	$99.4
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$3.8	$3.6	$0.2	$2.0	$0.4	$10.0

2014	GBP	Euro	AUD	CDN	Other	Total
	(in millions of U.S. dollars)
Total net foreign currency exposure	$62.6	$15.0	$(4.0)	$16.0	$(28.0)	$61.6
Pre-tax impact of a 10% movement of the U.S. dollar(1)	$6.3	$1.5	$(0.4)	$1.6	$(2.8)	$6.2

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules other than those listed above are omitted as they are not applicable or the information has been included in the consolidated financial statements, notes thereto, or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Enstar Group Limited:
We have audited the accompanying consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedules I, II, III, IV, and VI as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements and financial statement Schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement Schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enstar Group Limited and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Enstar Group Limited’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG Audit Limited
Hamilton, Bermuda
February 29, 2016

ENSTAR GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	2015	2014
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$87,350	$130,516
Short-term investments, available-for-sale, at fair value (amortized cost: 2015 — $8,630 ; 2014 — $nil)	8,622	—
Fixed maturities, trading, at fair value	4,990,794	3,832,291
Fixed maturities, held-to-maturity, at amortized cost	790,866	813,233
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015 — $300,160; 2014 — $244,110)	293,679	241,111
Equities, trading, at fair value	115,941	150,130
Other investments, at fair value	1,034,032	836,868
Other investments, at cost	133,071	—
Total investments	7,454,355	6,004,149
Cash and cash equivalents	821,925	963,402
Restricted cash and cash equivalents	511,339	534,974
Premiums receivable	381,412	391,008
Deferred tax assets	121,035	50,506
Prepaid reinsurance premiums	121,427	114,197
Reinsurance balances recoverable	1,474,004	1,331,555
Funds held by reinsured companies	109,358	134,628
Deferred acquisition costs	89,123	61,706
Goodwill and intangible assets	191,304	201,150
Other assets	556,850	149,610
TOTAL ASSETS	$11,832,132	$9,936,885

LIABILITIES
Losses and loss adjustment expenses	$5,720,149	$4,509,421
Policy benefits for life and annuity contracts	1,304,697	1,220,864
Unearned premiums	542,771	468,626
Insurance and reinsurance balances payable	274,598	276,723
Deferred tax liabilities	92,588	43,958
Loans payable	600,250	320,041
Other liabilities	358,633	199,813
TOTAL LIABILITIES	8,893,686	7,039,446

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	417,663	374,619

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2015 and 2014: 156,000,000):
Ordinary shares (issued and outstanding 2015: 16,133,334; 2014: 15,761,365)	16,133	15,761
Non-voting convertible ordinary shares:
Series A (issued 2015: 2,972,892; 2014: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2015: 2,725,637; 2014: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2015: 404,771; 2014: 714,015)	405	714
Treasury shares at cost (Series A non-voting convertible ordinary shares 2015 and 2014: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,373,044	1,321,715
Accumulated other comprehensive loss	(35,162)	(12,686)
Retained earnings	1,578,312	1,395,206
Total Enstar Group Limited Shareholders’ Equity	2,516,872	2,304,850
Noncontrolling interest	3,911	217,970
TOTAL SHAREHOLDERS’ EQUITY	2,520,783	2,522,820
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$11,832,132	$9,936,885
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF EARNINGS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$839,071	$646,450	$239,807
Fees and commission income	35,905	33,079	12,817
Net investment income	157,654	101,406	89,920
Net realized and unrealized gains (losses)	(41,252)	62,619	70,651
Other income	38,019	15,963	3,375
	1,029,397	859,517	416,570
EXPENSES
Net incurred losses and loss adjustment expenses	104,333	9,146	(163,672)
Life and annuity policy benefits	96,926	108,046	78,354
Acquisition costs	177,430	132,573	23,199
Salaries and benefits	238,588	211,222	124,616
General and administrative expenses	161,013	141,270	86,612
Interest expense	19,403	12,922	12,389
Net foreign exchange losses (gains)	3,545	5,960	(4,369)
	801,238	621,139	157,129
EARNINGS BEFORE INCOME TAXES	228,159	238,378	259,441
INCOME TAXES	(17,818)	(11,142)	(35,619)
NET EARNINGS	210,341	227,236	223,822
Less: Net loss (earnings) attributable to noncontrolling interest	9,950	(13,487)	(15,218)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$220,291	$213,749	$208,604
EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$11.44	$11.61	$12.62
EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$11.35	$11.44	$12.49
Weighted average ordinary shares outstanding — basic	19,252,072	18,409,069	16,523,369
Weighted average ordinary shares outstanding — diluted	19,407,756	18,678,130	16,703,442

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$210,341	$227,236	$223,822
Other comprehensive income (loss), net of tax:
Unrealized holding losses on fixed income investments arising during the year	(3,219)	(6,297)	(2,045)
Reclassification adjustment for net realized gains included in net earnings	(266)	(58)	(491)
Unrealized losses arising during the year, net of reclassification adjustment	(3,485)	(6,355)	(2,536)
Increase (decrease) in defined benefit pension liability	3	(5,477)	4,930
Currency translation adjustment	(24,694)	(19,421)	(19,473)
Total other comprehensive loss	(28,176)	(31,253)	(17,079)
Comprehensive income	182,165	195,983	206,743
Less comprehensive loss (income) attributable to noncontrolling interest	15,650	(8,898)	(8,600)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$197,815	$187,085	$198,143

See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of year	$15,761	$13,803	$13,752
Issue of shares	63	1,958	51
Conversion of Series E Non-Voting Convertible Ordinary Shares	309	—	—
Balance, end of year	$16,133	$15,761	$13,803
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,973	$2,973	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of year	$2,726	$2,726	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of year	$714	$—	$—
(Conversion to Ordinary Shares) / Conversion of Series B Preferred Stock	(309)	714	—
Balance, end of year	$405	$714	$—
Share Capital — Series B Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of year	$—	$—	$—
Issue of shares	—	714	—
Shares converted to Series E Non-Voting Convertible Ordinary Shares	—	(714)	—
Balance, end of year	$—	$—	$—
Treasury Shares
Balance, beginning and end of year	$(421,559)	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of year	$1,321,715	$962,145	$958,571
Issue of shares and warrants	1,765	354,622	650
Amortization of share-based compensation	7,867	4,948	2,924
Equity attributable to purchase of noncontrolling shareholders’ interest in subsidiaries	$41,697	$—	$—
Balance, end of year	$1,373,044	$1,321,715	$962,145
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of year	$(12,686)	$13,978	$24,439
Currency translation adjustment
Balance, beginning of year	(2,779)	14,264	27,821
Change in currency translation adjustment	(23,948)	(17,043)	(13,557)
Purchase of noncontrolling shareholders' interest in subsidiaries	2,937	—	—
Balance, end of year	(23,790)	(2,779)	14,264
Defined benefit pension liability
Balance, beginning of year	(7,726)	(2,249)	(7,179)
Change in defined benefit pension liability	3	(5,477)	4,930
Balance, end of year	(7,723)	(7,726)	(2,249)
Unrealized gains (losses) on investments
Balance, beginning of year	(2,181)	1,963	3,797
Change in unrealized losses on investments	(1,780)	(4,144)	(1,834)
Purchase of noncontrolling shareholders’ interest in subsidiaries	312	—	—
Balance, end of year	(3,649)	(2,181)	1,963
Balance, end of year	$(35,162)	$(12,686)	$13,978
Retained Earnings
Balance, beginning of year	1,395,206	$1,181,457	$972,853
Net earnings attributable to Enstar Group Limited	220,291	213,749	208,604
Accretion of redeemable noncontrolling interests to redemption value	(37,185)	—	—
Balance, end of year	$1,578,312	$1,395,206	$1,181,457
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of year	$217,970	$222,000	$221,478
Sale of noncontrolling shareholders' interest in subsidiaries	(195,347)	—	—
Return of capital	—	(11,864)	—
Dividends paid	(733)	(18,108)	(3,908)
Contribution of capital	680	18,081	—
Reallocation from (to) redeemable noncontrolling interest	(15,801)	1,028	—
Net earnings (loss) attributable to noncontrolling interest	(1,153)	9,429	11,048
Foreign currency translation adjustments	(1,558)	(2,181)	(5,916)
Net movement in unrealized holding losses on investments	(147)	(415)	(702)
Balance, end of year	$3,911	$217,970	$222,000

 See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$210,341	$227,236	$223,822
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Realized gains on sale of investments	(15,910)	(23,939)	(13,979)
Unrealized losses (gains) on investments	57,162	(38,680)	(56,672)
Other non-cash items	3,984	(1,268)	11,276
Depreciation and other amortization	55,159	60,771	52,560
Net change in trading securities held on behalf of policyholders	(7,241)	4,256	3,485
Sales and maturities of trading securities	3,913,094	2,974,318	2,679,826
Purchases of trading securities	(4,263,912)	(2,087,611)	(2,713,581)
Changes in:
Reinsurance balances recoverable	402,575	434,605	430,542
Funds held by reinsured companies	34,589	113,771	175,750
Losses and loss adjustment expenses	(1,020,404)	(967,263)	(706,880)
Policy benefits for life and annuity contracts	(24,438)	(52,236)	6,443
Insurance and reinsurance balances payable	(21,485)	(187,178)	(165,896)
Unearned premiums	(20,048)	4,998	(81,967)
Other operating assets and liabilities	(42,824)	35,839	92,884
Net cash flows provided by (used in) operating activities	(739,358)	497,619	(62,387)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$109,848	$37,540	$(409,560)
Sales and maturities of available-for-sale securities	142,824	110,180	196,507
Purchase of held-to-maturity securities	—	—	(112)
Purchase of available-for-sale securities	(102,214)	(117,624)	(15,739)
Maturities of held-to-maturity securities	11,558	36,680	18,449
Movement in restricted cash and cash equivalents	512,767	(114,538)	(78,638)
Purchase of other investments	(355,184)	(349,652)	(107,396)
Redemption of other investments	168,988	104,684	28,568
Other investing activities	(1,520)	632	2,132
Net cash flows provided by (used in) investing activities	487,067	(292,098)	(365,789)
FINANCING ACTIVITIES:
Distribution of capital to noncontrolling interest	$—	$(11,864)	$—
Contribution by noncontrolling interest	680	17,768	—
Contribution by redeemable noncontrolling interest	15,728	273,035	96,689
Dividends paid to noncontrolling interest	(16,861)	(18,108)	(3,908)
Purchase of noncontrolling interest	(150,400)	—	—
Receipt of loans	657,700	70,000	369,800
Repayment of loans	(377,500)	(199,245)	(39,505)
Net cash flows provided by financing activities	129,347	131,586	423,076
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(18,533)	(17,546)	(5,949)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(141,477)	319,561	(11,049)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	963,402	643,841	654,890
CASH AND CASH EQUIVALENTS, END OF YEAR	$821,925	$963,402	$643,841

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$33,305	$41,830	$32,115
Interest paid	$19,395	$16,130	$9,114
See accompanying notes to the consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015, 2014 and 2013

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. DESCRIPTION OF BUSINESS
Enstar Group Limited ("Enstar") is a multi-faceted insurance group that offers innovative capital release solutions and specialty underwriting capabilities through its network of group companies in Bermuda, the United States, the United Kingdom, Continental Europe, Australia, and other international locations. Our ordinary shares are listed on the NASDAQ Global Select Market under the ticker symbol "ESGR". Unless the context indicates otherwise, the terms "Enstar," "we," "us" or "our" mean Enstar Group Limited and its consolidated subsidiaries and the term "Parent Company" means Enstar Group Limited and not any of its consolidated subsidiaries.
Our business is organized into four segments:

(i)
Non-life Run-off - This segment is comprised of the operations of our subsidiaries that are running off their property and casualty and other non-life business. It also includes our management business, which manages the run-off portfolios of third parties through our service companies.

(ii)
Atrium - Atrium Underwriters Ltd. is a managing general agent at Lloyd’s of London ("Lloyd's"), which manages Syndicate 609. Through a corporate capital vehicle, Atrium 5 Ltd., we provide approximately 25% of the syndicate’s underwriting capacity and capital (with the balance provided by traditional Lloyd’s Names). Atrium underwrites specialist marine, energy, aerospace, non-marine and liability classes.

(iii)
StarStone - StarStone, formerly known as Torus, is a global specialty insurer that underwrites a diverse range of property, casualty and specialty insurance through its operations in Bermuda, the United States, the United Kingdom, and Continental Europe. Certain run-off business of StarStone is recorded in our Non-life Run-off segment.

(iv)	Life and Annuities - This segment comprises our subsidiaries managing our closed-blocks of life and annuity business and our life settlements business.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include our assets, liabilities and results of operations as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013. Results of operations for acquired subsidiaries are included from the date of acquisition. All significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from our estimates. Accounting policies that we believe are most dependent on assumptions and estimates are considered to be our critical accounting policies and are related to the determination of:

•	liability for losses and loss adjustment expenses ("LAE");

•	liability for policy benefits for life and annuity contracts;

•	reinsurance balances recoverable;

•	gross and net premiums written and net premiums earned;

•
impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale or held-to-maturity, and impairments on goodwill, intangible assets and deferred charges;

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions; and

•	redeemable noncontrolling interests.
Significant Accounting Policies
(a) Premiums
Non-Life
Non-life premiums written are earned on a pro-rata basis over the period the coverage is provided. Reinsurance premiums are recorded at the inception of the policy, are based upon contractual terms and for certain business are estimated based on underlying contracts or from information provided by insureds and/or brokers. Changes in reinsurance premium estimates are expected and may result in adjustments in future periods. Any subsequent differences arising on such estimates are recorded as premiums written in the period in which they are determined.
Certain non-life contracts are retrospectively rated and provide for a final adjustment to the premium based on the final settlement of all losses. Premiums on such contracts are adjusted based upon contractual terms, and management judgment is involved with respect to the estimate of the amount of losses that we expect to incur. Additional premiums are recognized at the time loss thresholds specified in the contract are exceeded and are earned over the coverage period, or are earned immediately if the period of risk coverage has passed.
Life
Prior to going into run-off, our life and annuities subsidiaries wrote life insurance, including credit life and disability insurance, term life insurance, assumed life reinsurance and annuities. We will continue to recognize premiums on term life insurance, assumed life reinsurance and credit life and disability insurance. These premiums are generally recognized as revenue when due from policyholders. The policies include contracts with fixed and guaranteed premiums and benefits. Benefits and expenses are matched with such revenue to result in the recognition of profit over the life of the contracts.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premiums receivable
Premiums receivable represent amounts currently due and amounts not yet due on insurance and reinsurance policies. Premiums for insurance policies are generally due at inception. Premiums for reinsurance policies generally become due over the period of coverage based on the policy terms. We monitor the credit risk associated with premiums receivable, taking into consideration the impact of our contractual right to offset loss obligations or unearned premiums against premiums receivable. Amounts deemed uncollectible are charged to net earnings in the period they are determined. Changes in the estimates of premiums written will result in an adjustment to premiums receivable in the period they are determined.
Unearned premiums and prepaid reinsurance premiums
Unearned premiums represent the portion of premiums written that relate to the unexpired terms of policies in force. Premiums ceded are similarly pro-rated over the period the coverage is provided with the unearned portion being deferred as prepaid reinsurance premiums.
(b) Acquisition Costs
Acquisition costs, consisting principally of commissions and brokerage expenses and certain premium taxes and fees incurred at the time a contract or policy is issued and that vary with and are directly related to our reinsurance and insurance business, are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are limited to their estimated realizable value by line of business based on the related unearned premiums, anticipated claims and claim expenses and anticipated investment income.
(c) Losses and LAE
Non-life Run-off
The liability for losses and LAE in the Non-life Run-off segment includes an amount determined from reported claims and an amount, based on historical loss experience and industry statistics, for losses incurred but not reported ("IBNR") determined using a variety of actuarial methods. These estimates are continually reviewed and are necessarily subject to the impact of future changes in factors such as claim severity and frequency, changes in economic conditions including the impact of inflation, legal and judicial developments, and medical cost trends. While we believe that the amount is adequate, the ultimate liability may be in excess of, or less than, the amounts provided. Adjustments will be reflected as part of net increase or reduction in losses and LAE liabilities in the periods in which they become known. Premium and commission adjustments may be triggered by incurred losses, and any amounts are recorded in the same period that the related incurred loss is recognized.
Commutations of acquired companies’ exposures have the effect of accelerating the payout of claims compared to the probability-weighted ranges of actuarially projected cash flows that we apply when estimating the fair values of assets and liabilities at the time of acquisition. Any material acceleration of payout together with the impact of any material loss reserve savings in any period will also accelerate the amortization of fair value adjustments in that period. Gains or losses on settlement of losses and LAE liabilities by way of commutation or policy buy-back are recognized upon execution of a commutation or policy buyback with the insured or reinsured.
Our insurance and reinsurance subsidiaries also establish provisions for LAE relating to run-off costs for the estimated duration of the run-off, which are included in losses and LAE. These provisions are assessed at each reporting date, and provisions relating to future periods are adjusted to reflect any changes in estimates of the periodic run-off costs or the duration of the run-off, including the impact of any acceleration of the run-off period that may be caused by commutations. Provisions relating to the current period together with any adjustment to future run-off provisions are included in net reduction in ultimate loss and LAE in the consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium and StarStone
The reserves for losses and LAE in the Atrium and StarStone segments include reserves for unpaid reported losses and for IBNR loss reserves. The reserves for unpaid reported losses and loss expenses are established by management based on reports from brokers, ceding companies and insureds and represent the estimated ultimate cost of events or conditions that have been reported to or specifically identified by us. The reserve for IBNR losses is established by us based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and loss expenses are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and loss expenses may differ from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.
(d) Policy Benefits for Life and Annuity Contracts
Policy benefits for life and annuity contracts (“policy benefits”) are calculated using standard actuarial techniques and cash flow models. Policy benefits are established and maintained at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. We review policy benefits regularly and perform loss recognition testing based upon cash flow projections.
Since the development of the policy benefits is based upon cash flow projection models, we make estimates and assumptions based on experience and industry mortality tables, longevity and morbidity rates, lapse rates, expenses and investment experience, including a provision for adverse deviation. The assumptions used to determine policy benefits are determined at the inception of the contracts, reviewed and adjusted at the point of acquisition, as required, and are locked-in throughout the life of the contract unless a premium deficiency develops. The assumptions are reviewed no less than annually and are unlocked if they would result in a material adverse reserve change. These estimates are established based upon transaction-specific historical experience, information provided by the ceding company for the assumed business and industry experience. Actual results could differ from these estimates. As the experience on the contracts emerges, the assumptions are reviewed by management. We determine whether actual and anticipated experience indicates that existing policy benefits, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. If such a review indicates that policy benefits should be greater than those currently held, then the locked-in assumptions are revised and a charge for policy benefits is recognized at that time.
Because of the many assumptions and estimates used in establishing policy benefits and the long-term nature of the contracts, the reserving process, while based on actuarial techniques, is inherently uncertain.
(e) Reinsurance Recoverable
Amounts billed to, and due from, reinsurers resulting from paid movements in the underlying business are calculated in accordance with the terms of the individual reinsurance contracts. Similarly, reinsurance balances recoverable related to our case reserves are calculated by applying the terms of any applicable reinsurance coverage to movements in the underlying case reserves. Our estimate of reinsurance balances recoverable related to IBNR reserves is recognized on a basis consistent with the underlying IBNR reserves.
Our reinsurance balances recoverable are presented net of a provision for uncollectible amounts, reflecting the amount deemed not collectible due to credit quality, collection problems due to the location of the reinsurer, contractual disputes with reinsurers over individual contentious claims, contract language or coverage issues.
(f) Investments, Cash and Cash Equivalents
Short-term investments and fixed maturity investments
Short-term investments comprise investments with a maturity greater than three months up to one year from the date of purchase. Fixed maturities comprise investments with a maturity of greater than one year from the date of purchase.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term and fixed maturity investments classified as trading are carried at fair value, with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.
Short-term and fixed maturity investments classified as held-to-maturity securities, which are securities that we have the positive intent and ability to hold to maturity, are carried at amortized cost adjusted for the amortization of premiums and accretion of discounts.
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
Other-Than-Temporary Impairments
Fixed maturity investments classified as available-for-sale and held-to-maturity are reviewed quarterly to determine if they have sustained an impairment of value that is, based on our judgment, considered to be other than temporary. The process includes reviewing each fixed maturity investment that is below cost and: (1) determining if we have the intent to sell the fixed maturity investment; (2) determining if it is more likely than not that we will be required to sell the fixed maturity investment before its anticipated recovery; and (3) assessing whether a credit loss exists, that is, whether we expect that the present value of the cash flows expected to be collected from the fixed maturity investment is less than the amortized cost basis of the investment.
In assessing whether it is more likely than not that we will be required to sell a fixed maturity investment before its anticipated recovery, we consider various factors including our future cash flow requirements, legal and regulatory requirements, the level of our cash, cash equivalents, short-term investments and fixed maturity investments available-for-sale in an unrealized gain position, and other relevant factors.
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
If we conclude an investment is other-than-temporarily impaired ("OTTI"), then the difference between the fair value and the amortized cost of the investment is presented as an OTTI charge in the consolidated statements of earnings, with an offset for any non-credit related loss component of the OTTI charge to be recognized in other comprehensive income. Accordingly, only the credit loss component of the OTTI amount would have an impact on our earnings.
Equities
Equities are classified as trading and are carried at fair value with realized and unrealized holding gains and losses included in net earnings and reported as net realized and unrealized gains and losses.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other investments, at fair value
Other investments include investments in limited partnerships and limited liability companies (collectively "private equities") and fixed income funds, hedge funds, equity funds, real estate debt funds and collateralized loan obligation ("CLO") equity funds that carry their investments at fair value, as well as direct investments in CLO equities. These other investments are stated at fair value, which ordinarily will be the most recently reported net asset value as advised by the fund manager or administrator. Many of our fund investments publish net asset values on a daily basis and provide daily liquidity; others report on a monthly basis. Private equities typically report quarterly. The change in fair value is included in net realized and unrealized gains and losses on investments and recognized in net earnings.
Other investments, at cost
Investments in life settlements are recorded as other investments, at cost, and are accounted for under the investment method whereby we recognize our initial investment in the life settlement contracts at the transaction price plus all initial direct external costs. Continuing costs to keep the policy in force, primarily life insurance premiums, increase the carrying amount of the investment. We recognize income on individual investments in life settlements when the insured dies, at an amount equal to the excess of the investment proceeds over the carrying amount of the investment at that time.
The investments are subject to quarterly impairment review on a contract-by-contract basis. An investment in life settlements is considered impaired if the undiscounted cash flows resulting from the expected proceeds from the investment in life settlements are not sufficient to recover the current carrying amount for the investment in life settlements plus anticipated undiscounted future premiums and other capitalizable future costs, if any. Impaired contracts are written down to their estimated fair value, which is determined on a discounted cash flow basis using current market longevity assumptions and market yields, with any impairment charges included within net realized and unrealized (losses) gains.
Cash and cash equivalents
Cash equivalents includes all highly liquid debt instruments purchased with an original maturity of three months or less.
(g) Fees and Commission Income
Fixed fee income is recognized in accordance with the terms of our third-party management agreements. Time-based fees are recognized as services are provided. Success-based fees are recognized when all of the contractual requirements specified in the agreement are met. Profit commissions earned from managed Lloyd's syndicates are recorded on an accrual basis.
(h) Foreign Exchange
Our reporting currency is the U.S. dollar. Assets and liabilities of entities whose functional currency is not the U.S. dollar are translated at period end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the currency translation adjustments for these foreign entities is included in accumulated other comprehensive income.
Other foreign currency assets and liabilities that are considered monetary items are translated at exchange rates in effect at the balance sheet date. Foreign currency revenues and expenses are translated at transaction date exchange rates. These exchange gains and losses are recognized in net earnings.
(i) Share-based Compensation
We have primarily used three types of share-based compensation: restricted shares, cash-settled stock appreciation rights ("SARs") and shares issued under our employee share purchase plans. With the exception of SARs and the incentive plan awards issued to certain employees of Atrium, our share-based compensation awards qualify for equity classification. The fair value of the compensation cost is measured at the grant date and is expensed over the service period of the award. The SARs and the Atrium incentive plan awards are classified as liability awards. Liability classified awards are recorded at fair value within other liabilities in the consolidated balance sheet with changes in fair value relating to the vested portion of the award recorded within salaries and benefits in the consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j) Derivative Instruments
We recognize all derivatives as either assets or liabilities in the consolidated balance sheets and carry them at the fair value of the instrument. We utilize derivative instruments in our foreign currency risk management strategy. Changes in fair value and realized gains or losses on derivative instruments are recognized in net earnings.
(k) Income Taxes
Certain of our subsidiaries and branches operate in jurisdictions where they are subject to taxation. Current and deferred income taxes are charged or credited to net income, or, in certain cases, to accumulated other comprehensive income, based upon enacted tax laws and rates applicable in the relevant jurisdiction in the period in which the tax becomes accruable or realizable. Deferred income taxes are provided for all temporary differences between the bases of assets and liabilities used in the financial statements and those used in the various jurisdictional tax returns. When our assessment indicates that it is more likely than not that all or some portion of deferred income tax assets will not be realized, a valuation allowance is recorded against the deferred tax assets.
We recognize a tax benefit relating to uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is recognized for any tax benefit (along with any interest and penalty, if applicable) claimed in a tax return in excess of the amount allowed to be recognized in the financial statements under U.S. GAAP. Any changes in amounts recognized are recorded in the period in which they are determined.
(l) Earnings Per Share
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
(m) Acquisitions, Goodwill and Intangible Assets
The purchase method is used to account for acquisitions. This method requires that we record the acquired assets and liabilities at their estimated fair value. The fair values of each of the acquired reinsurance assets and liabilities are derived from probability-weighted ranges of the associated projected cash flows, based on actuarially prepared information and management’s run-off strategy. Our run-off strategy, as well as that of other run-off market participants, is expected to be different from the sellers as generally sellers are not specialized in running off insurance and reinsurance liabilities whereas we and other market participants do specialize in such run-offs.
The key assumptions used by us and, we believe, by other run-off market participants in the fair valuation of acquired companies are (i) the projected payout, timing and amount of claims liabilities; (ii) the related projected timing and amount of reinsurance collections; (iii) a risk-free discount rate, which is applied to determine the present value of the future cash flows; (iv) the estimated unallocated LAE to be incurred over the life of the run-off; (v) the impact of any accelerated run-off strategy; and (vi) an appropriate risk margin.
The difference between the original carrying value of reinsurance liabilities and reinsurance assets acquired at the date of acquisition and their fair value is recorded as an intangible asset or other liability, which we refer to as the fair value adjustment ("FVA"). The FVA is amortized over the estimated payout period of outstanding losses and loss expenses acquired. To the extent the actual payout experience after the acquisition is materially faster or slower than anticipated at the time of the acquisition, there is an adjustment to the estimated ultimate loss reserves, or there are changes in bad debt provisions or in estimates of future run-off costs following accelerated payouts, then the amortization of the FVA is adjusted to reflect such changes.
The difference between the fair value of net assets acquired and purchase price is recorded as a goodwill asset or as a gain on bargain purchase in the consolidated statements of earnings. Goodwill is established initially upon acquisition and assessed at least annually for impairment. If the goodwill asset is determined to be impaired it is written down in the period in which the determination is made.
Intangible assets represent the fair value adjustments related to unpaid losses and LAE, reinsurance balances recoverable and policy benefits for life and annuity contracts along with the intangible assets arising from the acquisitions of Atrium and StarStone. Definite-lived intangible assets are amortized over their useful lives. Amortization of intangible

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets is recognized in the consolidated statement of earnings. Indefinite-lived intangible assets are not subject to amortization. The carrying values of intangible assets are reviewed for indicators of impairment at least annually. Impairment is recognized if the carrying values of the intangible assets are not recoverable from their undiscounted cash flows and are measured as the difference between the carrying value and the fair value.
(n) Retroactive Reinsurance and Deferred Charges
Retroactive reinsurance policies provide indemnification of losses and LAE with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. Deferred charges, recorded in other assets, are amortized over the estimated claim payment period of the related contract with the periodic amortization reflected in earnings as a component of losses and LAE. Deferred charges amortization is adjusted at each reporting period to reflect new estimates of the amount and timing of remaining loss payments.  Changes in the estimated amount and the timing of payments of unpaid losses may have an effect on the unamortized deferred charges and the amount of periodic amortization.
(o) Redeemable Noncontrolling Interest
In connection with the acquisitions of Arden, Atrium and StarStone, certain subsidiaries issued shares to noncontrolling interests. These shares provide certain redemption rights to the holders, which may be settled in our own shares or cash, at our option. Redeemable noncontrolling interest with redemption features that are not solely within our control are classified within temporary equity in the consolidated balance sheets and carried at the redemption value, which is fair value. Change in the fair value exceeding the carrying value is recognized through retained earnings as if the balance sheet date were also the redemption date.
New Accounting Standards Adopted in 2015
There were no new accounting standards adopted during 2015 that impacted our consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
Accounting Standards Update ("ASU") 2016-02, Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, which amends the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
ASU 2016-01, Recognition and Measurement of Financial Instruments
In January 2016, the FASB issued ASU 2016-01, which amends the guidance on the classification and measurement of financial instruments. Although the ASU retains many of the current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities, and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
ASU 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustment
In September 2015, the FASB issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2015-09, Disclosures about Short-Duration Contracts
In May 2015, the FASB issued ASU No. 2015-09, which makes targeted improvements to disclosure requirements for insurance companies that issue short-duration contracts. The ASU requires enhanced disclosures, on an annual basis, related to the reserve for losses and loss expenses which include (1) net incurred and paid claims development information by accident year, (2) a reconciliation of incurred and paid claims development information to the aggregate carrying amount of the reserve for losses and LAE, (3) for each accident year presented of incurred claims development, information about claim frequency (unless impracticable), and the amounts of IBNR liabilities, including expected development on reported claims, included in the reserve for losses and LAE, (4) a description of, and any significant changes to the methods for determining both IBNR and expected development on reported claims, and (5) for each accident year presented of incurred claims development, quantitative information about claims frequency, as well as a description of methodologies used for determining claim frequency information. The ASU is effective for annual periods beginning after December 15, 2015. We expect this guidance to have an impact on our disclosures, but we do not expect it will have a material impact on our consolidated financial statements.
ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value or its Equivalent
In May 2015, the FASB issued ASU No. 2015-07, which will eliminate the requirement to categorize investments in the fair value hierarchy if their fair value is measured at the net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. In addition, the scope of current disclosure requirements for investments eligible to be measured at NAV is limited to investments for which the practical expedient is applied. Reporting entities are required to adopt the ASU retrospectively. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We expect this guidance to have an impact on our disclosures, but we do not expect it will have a material impact on our consolidated financial statements.
ASU 2015-02, Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, which requires entities to evaluate whether they should consolidate certain legal entities. The new consolidation guidance changes the way entities evaluate whether (1) they should consolidate limited partnerships and similar entities; (2) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (3) variable interests in a VIE held by related parties of the registrant require the registrant to consolidate the VIE. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which decision making rights are conveyed through a contractual arrangement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect this guidance to have a material impact on our consolidated financial statements and disclosures.
ASU 2014-9, Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-9, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The ASU applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC including ASC 944 - Insurance. However, while contracts within the scope of ASC 944 are excluded from the scope of the ASU, certain insurance-related contracts should be accounted for under the ASU, for example contracts under which service providers charge their customers fixed fees in exchange for an agreement to provide services for an uncertain future event. Certain of the ASU’s provisions also apply to transfers of non-financial assets and include guidance on recognition and measurement. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. ACQUISITIONS
2015
Nationale Suisse Assurance S.A.
On November 13, 2015, we completed the acquisition of Nationale Suisse Assurance S.A. ("NSA"). We changed the name of NSA to Alpha Insurance SA ("Alpha") at closing and placed the company into run-off. Alpha is a Belgium-based composite insurance company that wrote both non-life and life insurance that we are now operating as part of our non-life run-off and life and annuities businesses, respectively.
The total consideration for the transaction was €32.8 million (approximately $35.2 million).

Purchase price	$35,225
Net assets acquired at fair value	$35,225
Excess of purchase price over fair value of net assets acquired	$—
The following table summarizes the provisional fair values of the assets acquired and liabilities assumed in the Alpha transaction at the acquisition date, allocated by segment.

	Life and Annuities Segment	Non-life Run-off Segment	Total
ASSETS
Short-term investments, trading, at fair value	$—	$8,644	$8,644
Short-term investments, available-for-sale, at fair value	6,687	—	6,687
Fixed maturities, trading, at fair value	—	31,350	31,350
Fixed maturities, available-for-sale, at fair value	96,656	—	96,656
Other investments	—	1,339	1,339
Total investments	103,343	41,333	144,676
Cash and cash equivalents	25,258	39,451	64,709
Reinsurance balances recoverable — reserves	302	4,041	4,343
Reinsurance balances recoverable — paids	1,320	10,831	12,151
Prepaid reinsurance premiums	—	3,213	3,213
Other assets	2,298	3,097	5,395
TOTAL ASSETS	132,521	101,966	234,487
LIABILITIES
Losses and LAE	117,188	56,021	173,209
Funds withheld	—	473	473
Insurance and reinsurance balances payable	779	6,212	6,991
Unearned premium	—	5,969	5,969
Other liabilities	2,875	9,745	12,620
TOTAL LIABILITIES	120,842	78,420	199,262
NET ASSETS ACQUIRED AT FAIR VALUE	$11,679	$23,546	$35,225
We have not completed the process of determining the fair value of the liabilities acquired in this acquisition. The valuation will be completed within the measurement period, which cannot exceed 12 months from the acquisition date. As a result, the fair value recorded is a provisional estimate and may be subject to adjustment. Once completed, any adjustments resulting from the valuations may impact the individual amounts recorded for assets acquired and liabilities assumed.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

From the date of acquisition to December 31, 2015, we earned premiums of nil, recorded net incurred losses and LAE of nil on those earned premiums, and recorded $0.1 million in net losses attributable to Enstar Group Limited related to Alpha’s business.
Wilton Re
On May 5, 2015, we completed the acquisition of certain subsidiaries from Wilton Re Limited ("Wilton Re"), which hold interests in life insurance policies. These interests were acquired by Wilton Re in the secondary and tertiary markets and through collateralized lending transactions.
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
From the date of acquisition to December 31, 2015, we recorded $16.5 million in net earnings attributable to Enstar Group Limited related to the life settlement contract business.
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, owns 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, CPPIB separately acquired certain of our voting and non-voting ordinary shares pursuant to the CPPIB-First Reserve Transaction, as described in "Note 19 - Related Party Transactions."
Sussex Insurance Company (formerly known as Companion)
On January 27, 2015, we completed the acquisition of Companion Property and Casualty Insurance Company ("Companion") from Blue Cross and Blue Shield of South Carolina, an independent licensee of the Blue Cross Blue Shield Association. Companion is a South Carolina based insurance group with property, casualty, specialty and workers' compensation business, and has also provided fronting and third-party administrative services. We changed the name of Companion to Sussex Insurance Company ("Sussex") following the acquisition, and the company is operating as part of the Non-life Run-off segment. In addition, StarStone is renewing certain business from Sussex.
The total consideration for the transaction was $218.0 million, which was financed 50% through borrowings under a Term Facility Agreement with two financial institutions (the "Sussex Facility") and 50% from cash on hand.

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

ASSETS
Short-term investments, trading, at fair value	$85,309
Fixed maturities, trading, at fair value	523,227
Equities, trading, at fair value	31,439
Total investments	639,975
Cash and cash equivalents	358,458
Restricted cash and cash equivalents	15,279
Accrued interest receivable	3,984
Premiums receivable	37,190
Reinsurance balances recoverable	483,816
Prepaid reinsurance premiums	28,751
Other assets	43,939
TOTAL ASSETS	1,611,392
LIABILITIES
Losses and LAE	1,257,205
Insurance and reinsurance balances payable	3,030
Unearned premium	79,293
Funds withheld	42,090
Other liabilities	11,774
TOTAL LIABILITIES	1,393,392
NET ASSETS ACQUIRED AT FAIR VALUE	$218,000
The net unearned premiums acquired included a decrease of $34.6 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. As at December 31, 2015, $16.1 million has been amortized to acquisition costs and $13.4 million has been amortized to net premiums earned in the consolidated statements of earnings and comprehensive income. As at December 31, 2015, the remaining balance of the fair value adjustment was $5.1 million, which will be amortized to net premiums earned over the remaining terms of the underlying policies.
From the date of acquisition to December 31, 2015, we earned premiums of $43.2 million, recorded net incurred losses and LAE of $44.4 million on those earned premiums, and recorded $42.4 million in net losses attributable to Enstar Group Limited related to Sussex’s non-life run-off business.
Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma condensed combined statement of earnings for the years ended December 31, 2015 and 2014 combines our historical consolidated statements of earnings with those of Sussex, Alpha and Wilton Re, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2014 and 2015. For the year ended December 31, 2015, the operating results of Sussex, Alpha and Wilton Re have been included in the consolidated financial statements from each of their respective dates of acquisition. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisitions of Sussex, Alpha and Wilton Re and related transactions had taken place at the beginning of each period presented, nor is it indicative of future results.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Enstar Group Limited	Unaudited
2015		Sussex	Alpha	Wilton Re	Pro forma Adjustments	Enstar Group Limited - Pro forma
Total income	$1,029,397	$29,990	$31,884	$5,793	$9,494	$1,106,558
Total expenses	(819,056)	(39,860)	(47,026)	(3,628)	5,894	$(903,676)
Total noncontrolling interest	9,950	—	—	—	—	$9,950
Net earnings (loss)	$220,291	$(9,870)	$(15,142)	$2,165	$15,388	$212,832
Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2015 (Unaudited):

Income:
(a) Reversal of amortization of fair value adjustments related to unearned premium included in Enstar Group results but reflected in 2014 pro formas	13,344
(b) Adjustment to recognize amortization of fair value adjustments related to unearned premium	(3,850)
9,494
Expenses:
(a) Adjustment to interest expense to reflect financing costs of the acquisition for the period	(1,098)
(b) Adjustment to recognize amortization of fair value adjustments related to acquired losses and LAE liabilities and reinsurance balances recoverable	(451)
(c) Reversal of amortization of fair value adjustments related to acquisition costs included in Enstar Group results but reflected in 2014 pro formas	16,173
(d) Adjustment to income taxes for pro forma adjustments	(8,730)
5,894

	Enstar Group Limited	Unaudited
2014		Sussex	Alpha	Wilton Re	Pro forma Adjustments	Enstar Group Limited - Pro forma
Total income	$859,517	$267,939	$44,910	$17,378	$(14,557)	$1,175,187
Total expenses	(632,281)	(360,018)	(52,103)	(10,884)	(3,026)	$(1,058,312)
Total noncontrolling interest	(13,487)	—	—	—	—	$(13,487)
Net earnings (loss)	$213,749	$(92,079)	$(7,193)	$6,494	$(17,583)	$103,388
Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2014 (Unaudited):

Income:
(a) Adjustment to recognize amortization of fair value adjustments related to unearned premium	(14,557)
Expenses:
(a) Adjustment to interest expense to reflect financing costs of the acquisition for the period	(5,744)
(b) Adjustment to recognize amortization of fair value adjustments related to acquired losses and LAE liabilities, deferred acquisition costs and reinsurance balances recoverable	(5,417)
(c) Adjustment to income taxes for pro forma adjustments	8,135
(3,026)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2014
StarStone Insurance Bermuda Limited (formerly named Torus Insurance Holdings Limited)
On April 1, 2014, we, together with Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P., which are managed by Stone Point Capital LLC (collectively, "Trident"), completed the acquisition of Torus Insurance Holdings Limited, which we later renamed as StarStone Insurance Bermuda Limited ("StarStone"). StarStone is an A- rated global specialty insurer with six wholly-owned insurance vehicles, including Lloyd’s Syndicate 1301. At closing, StarStone became directly owned by Bayshore Holdings Ltd. ("Bayshore"), which was 60% owned by Kenmare Holdings Ltd., our wholly-owned subsidiary, and 40% owned by Trident. We subsequently renamed Bayshore as StarStone Specialty Holdings Limited ("StarStone Holdings").
The purchase price for StarStone was established in the amended and restated amalgamation agreement as $646.0 million, to be paid partly in cash and partly in our stock. The number of our shares to be issued was fixed at the signing of the amalgamation agreement on July 8, 2013 and was determined by reference to an agreed-upon value per share of $132.448, which was the average closing price of our voting ordinary shares, par value $1.00 per share (the "Voting Ordinary Shares"), over the 20 trading days prior to such signing date. On the day before closing of the amalgamation, the Voting Ordinary Shares had a closing price of $136.31 per share. At closing, we contributed cash of $41.6 million towards the purchase price and $3.6 million towards related transaction expenses, as well as 1,898,326 Voting Ordinary Shares and 714,015 shares of our Series B Convertible Participating Non-Voting Perpetual Preferred Stock (the "Non-Voting Preferred Shares"). Based on a price of $136.31 per share, our contribution of cash and shares to the purchase price totaled $397.7 million in the aggregate. Trident contributed cash of $258.4 million towards the purchase price and $2.4 million towards related transaction expenses. Based on a price of $136.31 per share, the aggregate purchase price paid by us and Trident was $656.1 million.
As a shareholder of StarStone, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, "First Reserve") received 1,501,211 Voting Ordinary Shares, 714,015 Non-Voting Preferred Shares and cash consideration in the transaction. Following the approval of our shareholders of an amendment to our bye-laws on June 10, 2014, First Reserve’s Non-Voting Preferred Shares converted on a share-for-share basis into 714,015 shares of newly created Series E Non-Voting Convertible Common Shares (the "Series E Non-Voting Ordinary Shares"). Corsair Specialty Investors, L.P. ("Corsair") received 397,115 Voting Ordinary Shares and cash consideration in the transaction. The remaining StarStone shareholders received all cash. Following the amalgamation, First Reserve owned approximately 9.5% and 11.5%, respectively, of our Voting Ordinary Shares and outstanding share capital (which it subsequently sold pursuant to the CPPIB-First Reserve Transaction, as described in Note 19 - "Related Party Transactions").
Upon the closing of the transaction, StarStone Holdings, Kenmare and Trident entered into a Shareholders’ Agreement (the "StarStone Holdings Shareholders’ Agreement"), which was subsequently amended, as described in "Changes in Ownership Interests relating to Holding Companies for our Active Underwriting Businesses" below.

Purchase price	$656,088
Net assets acquired at fair value	$643,088
Excess of purchase price over fair value of net assets acquired	$13,000
The purchase price was allocated to the acquired assets and liabilities of StarStone based on estimated fair values at the acquisition date. We recognized goodwill of $13.0 million, primarily attributable to StarStone’s assembled workforce. We also recognized indefinite lived intangible assets of $23.9 million and other definite lived intangible assets of $20.0 million.
Prior to acquisition, StarStone ceased underwriting certain lines of business in order to focus on core property, casualty and specialty lines. The results of the discontinued lines of business that were placed into run-off are included within our Non-life Run-off segment.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed in the StarStone transaction at the acquisition date, allocated by segment.

	StarStone Segment	Non-life Run-off Segment	Total
ASSETS
Short-term investments, trading, at fair value	$73,425	$25,888	$99,313
Fixed maturities, trading, at fair value	736,765	329,235	1,066,000
Other investments	2,068	—	2,068
Total investments	812,258	355,123	1,167,381
Cash and cash equivalents	211,718	127,890	339,608
Restricted cash and cash equivalents	22,779	—	22,779
Premiums receivable	321,350	—	321,350
Reinsurance balances recoverable — reserves	210,742	152,057	362,799
Reinsurance balances recoverable — paids	21,122	20,100	41,222
Prepaid reinsurance premiums	144,221	25,221	169,442
Intangible assets	43,900	—	43,900
Other assets	37,621	—	37,621
TOTAL ASSETS	1,825,711	680,391	2,506,102
LIABILITIES
Losses and LAE	675,424	588,822	1,264,246
Insurance and reinsurance balances payable	140,997	42,447	183,444
Unearned premium	343,840	49,122	392,962
Other liabilities	22,362	—	22,362
TOTAL LIABILITIES	1,182,623	680,391	1,863,014
NET ASSETS ACQUIRED AT FAIR VALUE	643,088	—	643,088
Goodwill	13,000	—	13,000
ACQUISITION DATE FAIR VALUE	$656,088	$—	$656,088
The net unearned premiums acquired included a decrease of $11.1 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. As at December 31, 2015, $10.6 million has been amortized to acquisition costs in the consolidated statements of earnings and comprehensive income. As at December 31, 2015, the remaining balance of the fair value adjustment was $0.5 million, which will be amortized to acquisition costs in 2016.
The following table summarizes the intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$4,000	Indefinite
U.S. insurance licenses	19,900	Indefinite
Technology	15,000	4 Years
Brand	5,000	6 Years
Intangible assets as of the acquisition date	$43,900
The fair value of the Lloyd’s syndicate capacity was estimated using the multi-period excess-earnings method, a form of the income approach. Lloyd’s syndicate capacity represents StarStone’s authorized premium income limit to write insurance business in the Lloyd’s market. The capacity is renewed annually at no cost to us but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business within the syndicate capacity is indefinite, with the premium income limit being set annually by StarStone, subject to Lloyd’s approval.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. insurance licenses represent the intangible asset related to StarStone’s licenses and have been valued based on recent market transactions.
Technology represents the intangible asset related to StarStone’s capitalized software and has been valued on a replacement cost basis.
Brand represents the intangible asset related to the Torus name and was valued using the income approach. This was subsequently written off during 2015 when Torus was renamed as StarStone.
Supplemental Pro Forma Financial Information (Unaudited)
The operating results for StarStone have been included in the consolidated financial statements from the date of acquisition. The following pro forma condensed combined statement of earnings for the years ended December 31, 2014 and 2013 combines our historical consolidated statements of earnings with the historical consolidated statements of earnings of StarStone, giving effect to the business combinations and related transactions as if they had occurred on January 1, 2013 and 2014, as applicable. The unaudited pro forma financial information presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition of StarStone and related transactions had taken place at the beginning of each period presented, nor is it indicative of future results.

	Enstar Group Limited	Unaudited
2014		StarStone	Proforma Adjustments	Enstar Group Limited - Proforma
Total income	$859,517	$147,193	$(1,846)	$1,004,864
Total expenses	(632,281)	(145,479)	3,670	(774,090)
Total noncontrolling interest	(13,487)	—	(1,451)	(14,938)
Net earnings	$213,749	$1,714	$373	$215,836
Summary of the Pro Forma Adjustments to the Pro Forma Condensed Consolidated Statement of Earnings for the Twelve Months Ended December 31, 2014 (Unaudited):

Income:
(a) Adjustment to recognize amortization of fair value adjustments related to unearned premium	(1,846)
Expenses:
(a) Adjustment to recognize amortization of definite-lived intangible assets	(1,146)
(b) Adjustment to recognize amortization of fair value adjustments related to acquired losses and loss adjustment expense liabilities and reinsurance balances recoverable	4,816
3,670
(c) Adjustment to noncontrolling interest for pro forma condensed consolidated statement of earnings	(1,451)

	Enstar Group Limited	Unaudited
2013		StarStone	Proforma Adjustments	Enstar Group Limited - Proforma
Total income	$416,570	$633,700	$(7,384)	$1,042,886
Total expenses	(192,748)	(707,700)	14,678	(885,770)
Total noncontrolling interest	(15,218)	—	27,363	12,145
Net earnings	$208,604	$(74,000)	$34,657	$169,261

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
Changes in Ownership Interests relating to Holding Companies for our Active Underwriting Businesses
Corporate Holding Company Reorganization during 2015
On December 23, 2015, we completed a corporate reorganization of certain of our subsidiary holding companies. Following the reorganization, StarStone Holdings and Northshore are owned by a common parent, North Bay Holdings Limited ("North Bay"), as described in Note 14 - "Noncontrolling Interests".
Dowling Co-investments during 2014
On May 8, 2014, Dowling Capital Partners I, L.P. ("Dowling") purchased common shares of both StarStone Holdings and Northshore from Kenmare and Trident (on a pro rata basis in accordance with their respective interests) for an aggregate amount of $15.4 million.
Prior to the sale of shares to Dowling, Kenmare and Trident owned 60% and 40% of StarStone Holdings and Northshore, respectively. Following the sale Kenmare, Trident and Dowling owned 59.0%, 39.3% and 1.7%, respectively, of StarStone Holdings and Northshore.
The shareholders’ agreements governing North Bay, StarStone Holdings and Northshore, among other things, provide that Kenmare has the right to appoint three members to the StarStone Holdings board of directors and Trident has the right to appoint two members. The shareholders’ agreements also include redemption rights and obligations which are described in Note 21 - "Commitments and Contingencies."
2013
Atrium
On November 25, 2013, Kenmare and Trident completed the acquisition of Atrium through Northshore.
The purchase price for Atrium was $158.0 million. Kenmare’s portion of the purchase price was $94.8 million, and was financed by borrowings under our revolving credit facility.
The purchase price and net assets acquired at fair value were as follows:

Purchase price	$158,000
Net assets acquired at fair value	$119,152
Excess of purchase price over fair value of net assets acquired	$38,848
The purchase price was allocated to the acquired assets and liabilities of Atrium based on estimated fair values at the acquisition date. We recognized goodwill of $38.8 million, all of which was recorded within the Atrium segment and is attributable primarily to Atrium’s assembled workforce. We also recognized indefinite-lived intangible assets of $63.0 million and other definite lived intangible assets of $27.0 million.

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
The net unearned premiums acquired included a decrease of $16.7 million to adjust net unearned premiums to fair value. This fair value adjustment is included within unearned premiums on the consolidated balance sheet. For the years ended December 31, 2015 and 2014, $0.7 million and $16.0 million, respectively, was amortized to acquisition costs in the consolidated statements of earnings and comprehensive income. As at December 31, 2015, there was no remaining fair value adjustment for net unearned premiums.
The following table summarizes the intangible assets recorded in connection with the acquisition:

	Amount	Economic Useful Life
Syndicate capacity	$32,900	Indefinite
Management contract	30,100	Indefinite
Distribution channel	20,000	15 years
Brand	7,000	10 years
Intangible assets as of the acquisition date	$90,000

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the Lloyd’s syndicate capacity was estimated using the multi-period excess-earnings method. Lloyd’s syndicate capacity represents Atrium’s authorized premium income limit to write insurance business in the Lloyd’s market. Atrium’s proportionate share of Syndicate 609 (the syndicate through which it conducts its Lloyd’s operations) is approximately 25%. The capacity is renewed annually at no cost to us but may be freely purchased or sold, subject to Lloyd’s approval. The ability to write insurance business within the syndicate capacity is indefinite with the premium income limit being set annually by Atrium, subject to Lloyd’s approval.
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
Arden
On September 9, 2013, Kenmare and Trident, completed the acquisition of Arden through Northshore.
The purchase price for Arden was $79.6 million. Kenmare’s portion of the purchase price was $47.8 million, and was financed by borrowings under our revolving credit facility.

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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pavonia
On March 31, 2013, we completed the acquisition of all of the shares of Household Life Insurance Company of Delaware ("HLIC DE") and HSBC Insurance Company of Delaware ("HSBC DE") from Household Insurance Group Holding Company, a subsidiary of HSBC Holdings plc. HLIC DE and HSBC DE were both Delaware-domiciled insurers in run-off, and HLIC DE owned three other insurers domiciled in Michigan, New York, and Arizona, which were also in run-off (collectively, "the "Pavonia companies"). We subsequently restructured the acquired companies through internal mergers, following which we only have Pavonia companies domiciled in Michigan and New York. The aggregate cash purchase price was $155.6 million and was financed in part by a drawing of $55.7 million under our revolving credit facility. The Pavonia companies wrote various U.S. and Canadian life insurance, including credit life and disability insurance, term life insurance, assumed life reinsurance and annuities.
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
SeaBright
On February 7, 2013, we completed the acquisition of SeaBright Holdings Inc. ("SeaBright"). SeaBright owns SeaBright Insurance Company, an Illinois-domiciled insurer that is commercially domiciled in California, which wrote direct workers’ compensation business. The aggregate cash purchase price paid by us for all equity securities of SeaBright was approximately $252.1 million, which was funded in part with $111.0 million borrowed under a four-year term loan facility which we have since repaid.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The net unearned premiums acquired included a decrease of $14.4 million to adjust net unearned premiums to fair value. This fair value adjustment was included within unearned premiums on the December 31, 2013 consolidated balance sheet. This amount was fully amortized to acquisition costs in the consolidated statements of earnings during 2013.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. SIGNIFICANT NEW BUSINESS
2016
On February 17, 2016, we entered into a reinsurance agreement with Allianz SE ("Allianz") to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement, our subsidiary will reinsure 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and in the process will assume net reinsurance reserves of approximately $1.1 billion. Affiliates of Allianz will retain approximately $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we will transfer approximately $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee will initially be capped at $270.0 million. Consummation of the transaction is subject to final regulatory approval.
In addition to the reinsurance transaction described above, we have entered into a consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.
2015
Doctors
On November 30, 2015, we completed the assignment and assumption of a portfolio of primarily workers' compensation business from The Doctors Company and its affiliates. Total assets and liabilities assumed were approximately $29.5 million.
Sun Life
On September 30, 2015, we entered into two 100% reinsurance agreements and a related administration services agreement with Sun Life pursuant to which we reinsured all of the run-off workers' compensation carve-out and occupational accident business of Sun Life. We assumed reinsurance reserves of $128.3 million, received total assets of $122.5 million and recorded a deferred charge of $5.8 million, included in other assets. We transferred approximately $30.6 million of additional funds into trust to further support our obligations under the reinsurance agreements. We provided limited parental guarantees, subject to an overall maximum of approximately $36.8 million.
Voya Financial
On May 27, 2015, we entered into two 100% reinsurance agreements and related administration services agreements with a subsidiary of Voya, pursuant to which we reinsured all of the run-off workers' compensation and occupational accident assumed reinsurance business of the Voya subsidiary and that of its Canadian branch. Pursuant to the transaction, the Voya subsidiary transferred assets into two reinsurance collateral trusts securing our obligations under the reinsurance agreements. We assumed reinsurance reserves of $572.4 million, received total assets of $307.0 million and recorded a deferred charge of $265.4 million, included in other assets. We transferred approximately $67.2 million of additional funds to the trusts to further support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to a maximum cap with respect to the reinsurance liabilities. As of December 31, 2015, the amount of the parental guarantee was $58.0 million.
Reciprocal of America
On January 15, 2015, we completed a loss portfolio transfer reinsurance transaction with Reciprocal of America (in Receivership) and its Deputy Receiver relating to a portfolio of workers' compensation business that has been in run-off since 2003. The total insurance reserves assumed were $162.1 million with an equivalent amount of cash and investments received as consideration.
2014
Shelbourne RITC Transactions
On January 1, 2014, we entered into a reinsurance-to-close contract ("RITC") of the 2011 and prior underwriting years of account of a Lloyd’s syndicate, under which we assumed total net insurance reserves of approximately £17.0 million (approximately $28.1 million) for cash consideration of an equal amount.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2013
Shelbourne RITC Transactions
On January 1, 2013, we entered into an RITC of the 2009 underwriting year of account of a Lloyd’s syndicate and a 100% quota share reinsurance agreement with another Lloyd’s syndicate in respect of its 2010 underwriting year of account, under which we assumed total gross insurance reserves of approximately £33.8 million (approximately $51.4 million) for cash consideration of an equal amount.
American Physicians
On April 26, 2013, we completed the assignment and assumption of a portfolio of workers’ compensation business from American Physicians Assurance Corporation and APSpecialty Insurance Company (collectively "APS"). Total assets and liabilities assumed were approximately $35.3 million.
5. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) a held-to-maturity portfolio of fixed maturity investments carried at amortized cost; (iii) available-for-sale portfolios of short-term and fixed maturity investments carried at fair value; and (iv) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	December 31, 2015	December 31, 2014
U.S. government and agency	$750,957	$744,660
Non-U.S. government	359,002	368,945
Corporate	2,631,682	1,986,873
Municipal	22,247	25,607
Residential mortgage-backed	391,247	308,621
Commercial mortgage-backed	284,575	139,907
Asset-backed	638,434	388,194
Total fixed maturity and short-term investments	5,078,144	3,962,807
Equities — U.S.	108,793	106,895
Equities — International	7,148	43,235
	$5,194,085	$4,112,937
Included within residential and commercial mortgage-backed securities as at December 31, 2015 were securities issued by U.S. governmental agencies with a fair value of $359.4 million (as at December 31, 2014: $263.4 million). Included within corporate securities as at December 31, 2015 were senior secured loans of $94.4 million (as at December 31, 2014: $33.5 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$633,011	$620,887	12.2%
More than one year through two years	957,838	948,734	18.7%
More than two years through five years	1,538,344	1,525,009	30.0%
More than five years through ten years	510,271	503,108	9.9%
More than ten years	169,589	166,150	3.3%
Residential mortgage-backed	394,010	391,247	7.7%
Commercial mortgage-backed	286,373	284,575	5.6%
Asset-backed	659,396	638,434	12.6%
	$5,148,832	$5,078,144	100.0%
Held-to-maturity
We hold a portfolio of held-to-maturity securities to support our annuity business. The amortized cost and fair values of our fixed maturity investments classified as held-to-maturity were as follows:

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,771	$8	$(458)	$19,321
Non-U.S. government	40,503	48	(1,493)	39,058
Corporate	730,592	3,398	(23,298)	710,692
	$790,866	$3,454	$(25,249)	$769,071

As at December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$20,257	$322	$(20)	$20,559
Non-U.S. government	38,613	325	(249)	38,689
Corporate	754,363	16,182	(3,421)	767,124
	$813,233	$16,829	$(3,690)	$826,372
The contractual maturities of the our fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$19,240	$19,228	2.5%
More than one year through two years	8,011	7,988	1.0%
More than two years through five years	67,270	67,386	8.8%
More than five years through ten years	107,632	105,642	13.7%
More than ten years	588,713	568,827	74.0%
	$790,866	$769,071	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our short-term and fixed maturity investments classified as available-for-sale were as follows:

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$25,102	$80	$(341)	$24,841
Non-U.S. government	89,631	42	(3,889)	85,784
Corporate	182,773	1,040	(3,429)	180,384
Municipal	5,959	4	(36)	5,927
Residential mortgage-backed	665	51	(1)	715
Asset-backed	4,660	—	(10)	4,650
	$308,790	$1,217	$(7,706)	$302,301

As at December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$24,167	$182	$(7)	$24,342
Non-U.S. government	72,913	386	(2,805)	70,494
Corporate	101,745	964	(1,653)	101,056
Residential mortgage-backed	3,305	76	(138)	3,243
Asset-backed	41,980	15	(19)	41,976
	$244,110	$1,623	$(4,622)	$241,111
 The contractual maturities of our short-term and fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2015	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$45,814	$43,567	14.4%
More than one year through two years	68,066	66,565	22.0%
More than two years through five years	115,824	112,928	37.4%
More than five years through ten years	37,189	36,895	12.2%
More than ten years	36,572	36,981	12.2%
Residential mortgage-backed	665	715	0.2%
Asset-backed	4,660	4,650	1.6%
	$308,790	$302,301	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$523	$(2)	$21,694	$(339)	$22,217	$(341)
Non-U.S. government	18,995	(2,633)	50,080	(1,256)	69,075	(3,889)
Corporate	54,295	(2,394)	81,047	(1,035)	135,342	(3,429)
Municipal	—	—	4,609	(36)	4,609	(36)
Residential mortgage-backed	71	(1)	—	—	71	(1)
Asset-backed	4,649	(10)	—	—	4,649	(10)
Total	$78,533	$(5,040)	$157,430	$(2,666)	$235,963	$(7,706)
Fixed maturity investments, at amortized cost
U.S. government and agency	$7,221	$(48)	$12,024	$(410)	$19,245	$(458)
Non-U.S. government	24,424	(1,255)	8,885	(238)	33,309	(1,493)
Corporate	209,000	(9,038)	330,833	(14,260)	539,833	(23,298)
Total	240,645	(10,341)	351,742	(14,908)	592,387	(25,249)
Total fixed maturity and short-term investments	$319,178	$(15,381)	$509,172	$(17,574)	$828,350	$(32,955)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$528	$(1)	$3,678	$(6)	$4,206	$(7)
Non-U.S. government	17,051	(1,534)	20,300	(1,271)	37,351	(2,805)
Corporate	39,964	(1,003)	40,072	(650)	80,036	(1,653)
Residential mortgage-backed	2,073	(138)	—	—	2,073	(138)
Asset-backed	11,215	(12)	14,720	(7)	25,935	(19)
Total	$70,831	$(2,688)	$78,770	$(1,934)	$149,601	$(4,622)
Fixed maturity investments, at amortized cost
U.S. government and agency	$7,312	$(19)	$245	$(1)	$7,557	$(20)
Non-U.S. government	25,960	(249)	—	—	25,960	(249)
Corporate	243,908	(3,377)	6,030	(44)	249,938	(3,421)
Total	277,180	(3,645)	6,275	(45)	283,455	(3,690)
Total fixed maturity and short-term investments	$348,011	$(6,333)	$85,045	$(1,979)	$433,056	$(8,312)
As at December 31, 2015 and December 31, 2014, the number of securities classified as available-for-sale in an unrealized loss position was 332 and 212, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 124 and 120, respectively.
As at December 31, 2015 and December 31, 2014, the number of securities classified as held-to-maturity in an unrealized loss position was 109 and 61, respectively. Of these securities, the number of securities that had been in unrealized loss position for twelve months or longer was 53 and 57, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment
For the year ended December 31, 2015, we did not recognize any other-than-temporary impairment losses on either our available-for-sale or held-to-maturity securities. We determined that no credit losses existed as at December 31, 2015. A description of our other-than-temporary impairment process is included in Note 2 - "Significant Accounting Policies." There were no changes to our process during the year ended December 31, 2015.
Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of December 31, 2015:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$776,614	$775,798	12.6%	$760,063	$8,588	$7,147	$—	$—	$—
Non-U.S. government	457,518	444,786	7.2%	135,419	212,238	48,450	19,888	28,791	—
Corporate	2,850,063	2,812,066	45.7%	157,809	451,247	1,360,378	703,877	135,051	3,704
Municipal	28,323	28,174	0.5%	4,671	10,815	12,688	—	—	—
Residential mortgage-backed	394,675	391,962	6.4%	377,011	992	7,369	5,437	1,149	4
Commercial mortgage-backed	286,373	284,575	4.6%	114,380	39,976	61,679	25,173	3,357	40,010
Asset-backed	664,056	643,084	10.5%	240,033	150,936	139,357	46,954	65,620	184
Total	$5,457,622	5,380,445	87.5%	1,789,386	874,792	1,637,068	801,329	233,968	43,902
% of total fair value				33.3%	16.3%	30.4%	14.9%	4.3%	0.8%
Fixed maturity investments, at amortized cost
U.S. government and agency	19,771	19,321	0.3%	19,288	—	—	—	—	33
Non-U.S. government	40,503	39,058	0.6%	—	31,743	7,315	—	—	—
Corporate	730,592	710,692	11.6%	46,294	127,800	456,778	79,674	—	146
Total	790,866	769,071	12.5%	65,582	159,543	464,093	79,674	—	179
% of total fair value				8.5%	20.7%	60.3%	10.4%	—%	0.1%
Total fixed maturity and short-term investments	$6,248,488	$6,149,516	100.0%	$1,854,968	$1,034,335	$2,101,161	$881,003	$233,968	$44,081
% of total fair value				30.2%	16.8%	34.2%	14.3%	3.8%	0.7%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	December 31, 2015	December 31, 2014
Private equities and private equity funds	$254,883	$197,269
Fixed income funds	291,736	335,026
Fixed income hedge funds	109,400	59,627
Equity funds	147,390	150,053
Multi-strategy hedge fund	99,020	—
Real estate debt fund	54,829	33,902
CLO equities	61,702	41,271
CLO equity funds	13,928	16,022
Other	1,144	3,698
	$1,034,032	$836,868
The valuation of our other investments is described in Note 6 - "Fair Value Measurements." Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

•
Fixed income funds comprise a number of positions in diversified fixed income funds that are managed by third-party managers. Underlying investments vary from high-grade corporate bonds to non-investment grade senior secured loans and bonds, but are generally invested in liquid fixed income markets. These funds have regularly published prices. The funds have liquidity terms that vary from daily up to quarterly.

•
Fixed income hedge funds invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of up to three years from the time of initial investment. Once eligible, redemptions will be permitted quarterly with 90 days’ notice.

•	Equity funds invest in a diversified portfolio of international publicly-traded equity securities. The funds are eligible for bi-monthly redemption.

•
Multi-strategy hedge fund comprises an investment in a hedge fund that invests in a variety of asset classes including funds, fixed income, equity securities and other investments. The fund is eligible for redemption after July 1, 2016.

•
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

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $4.4 million, part of a self-liquidating structure which is expected to pay out over two to six years. The other fund has a fair value of $9.5 million and is eligible for redemption in 2018.

•	Other primarily comprises a fund that provides loans to educational institutions throughout the United States and its territories. These are not eligible for redemption.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Investments of $1.1 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereby a side-pocket is a designated account for which the investor loses it redemption rights. As at December 31, 2015, we had unfunded commitments to private equity funds of $140.2 million.
Other Investments, at cost
Our other investments carried at cost of $133.1 million as of December 31, 2015 consist of life settlement contracts acquired during the year. Refer to Note 3 - "Acquisitions" for information about this transaction, and Note 2 - "Significant Accounting Policies" for a description of our accounting policies. In 2013 and 2014, we did not have an investment in life settlements. During the year ended December 31, 2015, net investment income included $20.1 million related to investments in life settlements. There were no impairment charges recognized during the period since acquisition. The following table presents further information regarding our investments in life settlements as of December 31, 2015.

	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$417	$700
1 – 2 years	4	3,032	5,000
2 – 3 years	19	24,072	39,123
3 – 4 years	14	9,695	20,932
4 – 5 years	16	9,025	22,457
Thereafter	221	86,830	491,499
Total	276	$133,071	$579,711
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At December 31, 2015, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending December 31, 2016 and the four succeeding years ending December 31, 2020 is $17.9 million, $17.9 million, $17.9 million, $18.1 million, and $17.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Net realized gains on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$396	$196	$705
Gross realized (losses) on fixed maturity securities, available-for-sale securities	(130)	(138)	(214)
Net realized investment gains (losses) on fixed maturity securities, trading	(4,240)	5,143	(2,425)
Net realized investment gains on equity securities, trading	19,884	18,738	15,913
Total net realized gains on sale	15,910	23,939	13,979
Net unrealized gains (losses):
Fixed maturity securities, trading	(53,193)	17,283	(26,384)
Equity securities, trading	(22,269)	(8,571)	12,593
Other investments	18,300	29,968	70,463
Total net unrealized gains (losses)	(57,162)	38,680	56,672
Net realized and unrealized gains (losses)	$(41,252)	$62,619	$70,651
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $95.1 million, $90.7 million and $20.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Net Investment Income
Major categories of net investment income for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	2015	2014	2013
Fixed maturity investments	$123,118	$95,911	$72,050
Short-term investments and cash and cash equivalents	6,163	6,682	13,705
Equity securities	5,827	5,854	4,923
Other investments	11,712	1,335	652
Life settlements and other	21,105	1,968	5,275
Gross investment income	167,925	111,750	96,605
Investment expenses	(10,271)	(10,344)	(6,685)
Net investment income	$157,654	$101,406	$89,920

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $511.3 million, as of December 31, 2015 was as follows:

Collateral in trust for third party agreements	$3,053,692
Assets on deposit with regulatory authorities	915,346
Collateral for secured letter of credit facilities	212,544
Funds at Lloyd's (1)	382,624
$4,564,206
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. As at December 31, 2015, our combined Funds at Lloyd's were comprised of cash and investments of $345.6 million and letters of credit supported by collateral of $37.0 million.
6. FAIR VALUE MEASUREMENTS
Fair Value Hierarchy
Fair value is defined as the price at which to sell an asset or transfer a liability (i.e. the "exit price") in an orderly transaction between market participants. We use a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. The hierarchy is broken down into three levels as follows:

•
Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

•
Level 2 - Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3 - Valuations based on unobservable inputs where there is little or no market activity. Unadjusted third party pricing sources or management's assumptions and internal valuation models may be used to determine the fair values.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$775,798	$—	$775,798
Non-U.S. government	—	444,786	—	444,786
Corporate	—	2,812,066	—	2,812,066
Municipal	—	28,174	—	28,174
Residential mortgage-backed	—	391,962	—	391,962
Commercial mortgage-backed	—	255,169	29,406	284,575
Asset-backed	—	458,328	184,756	643,084
Equities — U.S.	99,467	9,326	—	108,793
Equities — International	2,702	4,446	—	7,148
Other investments	—	483,738	550,294	1,034,032
Total investments	$102,169	$5,663,793	$764,456	$6,530,418

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$769,002	$—	$769,002
Non-U.S. government	—	439,439	—	439,439
Corporate	—	2,087,329	600	2,087,929
Municipal	—	25,607	—	25,607
Residential mortgage-backed	—	311,864	—	311,864
Commercial mortgage-backed	—	139,907	—	139,907
Asset-backed	—	430,170	—	430,170
Equities — U.S.	96,842	5,203	4,850	106,895
Equities — International	24,365	18,870	—	43,235
Other investments	—	487,078	349,790	836,868
Total investments	$121,207	$4,714,469	$355,240	$5,190,916
Valuation Methodologies of Financial Instruments Measured at Fair Value
Fixed Maturity Investments
The fair values for all securities in the fixed maturity investments portfolio are independently provided by the investment accounting service providers, investment managers and investment custodians, each of which utilize internationally recognized independent pricing services. We record the unadjusted price provided by the investment accounting service providers, investment managers or investment custodians and validate this price through a process that includes, but is not limited to: (i) comparison of prices against alternative pricing sources; (ii) quantitative analysis (e.g. comparing the quarterly return for each managed portfolio to its target benchmark); (iii) evaluation of methodologies used by external parties to estimate fair value, including a review of the inputs used for pricing; and (iv) comparing the price to our knowledge of the current investment market. Our internal price validation procedures and review of fair value methodology documentation provided by independent pricing services have not historically resulted in adjustment in the prices obtained from the pricing service.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The independent pricing services used by the investment accounting service providers, investment managers and investment custodians obtain actual transaction prices for securities that have quoted prices in active markets. For determining the fair value of securities that are not actively traded, in general, pricing services use "matrix pricing" in which the independent pricing service uses observable market inputs including, but not limited to, reported trades, benchmark yields, broker-dealer quotes, interest rates, prepayment speeds, default rates and such other inputs as are available from market sources to determine a reasonable fair value. In addition, pricing services use valuation models, using observable data, such as an Option Adjusted Spread model, to develop prepayment and interest rate scenarios. The Option Adjusted Spread model is commonly used to estimate fair value for securities such as mortgage-backed and asset-backed securities.
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

•
Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. Broker-dealer quotes for which significant observable inputs are unable to be corroborated with market observable information are classified within Level 3.

Equities
Our investments in equities are predominantly traded on the major exchanges and are primarily managed by our external advisors. We use an internationally recognized pricing service, to estimate the fair value of our equities. Our equities are widely diversified and there is no significant concentration in any specific industry.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other investments, at fair value
We have ongoing due diligence processes with respect to the other investments carried at fair value in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values. The use of net asset value as an estimate of the fair value for investments in certain entities that calculate net asset value is a permitted practical expedient. While reported net asset value is the primary input to the review, when the net asset value is deemed not to be indicative of fair value, we may incorporate adjustments to the reported net asset value based upon information from the fund manager (and not use the permitted practical expedient) on an investment by investment basis. These adjustments may involve significant management judgment.
For our investments in private equities and private equity funds, we measure fair value by obtaining the most recently provided capital statement from the external fund manager or third-party administrator. The capital statements calculate the net asset value on a fair value basis. Where we can identify publicly-traded companies held within a fund, we adjust the reported net asset value based on the latest share price as of our reporting date. We have classified our investments in private equities and private equity funds as Level 3, except for one private equity where the market price is observable, which we have categorized as Level 2.
The fixed income funds and equity funds in which we invest have been classified as Level 2 investments because their fair value is estimated using the published net asset value and because the fixed income funds and equity funds are highly liquid.
For our investments in fixed income and multi-strategy hedge funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager or third-party administrator. The investments in the funds are classified as Level 3.
The real estate debt fund in which we invest has been valued based on the most recent published net asset value. This investment has been classified as Level 3.
We measure the fair value of our direct investment in CLO equities based on valuations provided by our external CLO equity manager. If the investment does not involve an external CLO equity manager, the fair value of the investment is valued based on valuations provided by the broker or lead underwriter of the investment (the "broker"). Our CLO equity investments have been classified as Level 3 due to the use of unobservable inputs in the valuation and the limited number of relevant trades in secondary markets.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If valuations from the external CLO equity manager or brokers are not available, we use an income approach based on certain observable and unobservable inputs to value these investments. An income approach is also used to corroborate the reasonableness of the valuations provided by the external manager and brokers. Where an income approach is followed, the valuation is based on available trade information, such as expected cash flows and market assumptions on default and loss severity rates. Other inputs used in the valuation process include asset spreads, loan prepayment speeds, collateral spreads and estimated maturity dates.
For our investments in the CLO equity funds, we measure fair value by obtaining the most recently published net asset value as advised by the external fund manager. We use an income approach to corroborate the reasonableness of reported net asset value. The CLO equity funds have been classified as Level 3 due to a lack of observable and relevant trades in secondary markets.
Our remaining other investments carried at fair value have been valued based on the latest available capital statements, and have all been classified as Level 3.
Changes in Leveling of Financial Instruments
During 2015, we transferred $184.8 million of asset-backed securities and $29.4 million of commercial mortgage-backed securities from Level 2 to Level 3 and $22.6 million of other investments from Level 3 to Level 2. During 2015, there were no transfers between Levels 1 and 2. Transfers into or out of Level 3 are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. The transfers from Level 2 to Level 3  relate to securities valued using single unadjusted broker-dealer quotes. We were unable to obtain sufficient information to determine if the broker quotes used significant observable inputs. The single broker quotes are provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The transfer from Level 3 to Level 2 was based upon a liquidity event which provided us with market observable information on significant inputs.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the years ended December 31, 2015 and 2014:

	2015				2014
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$600	$349,790	$4,850	$355,240	$609	$265,569	$4,725	$270,903
Purchases	—	344,752	—	344,752	—	158,927	—	158,927
Sales	(600)	(134,362)	(5,000)	(139,962)	—	(104,684)	—	(104,684)
Total realized and unrealized gains (losses)	—	12,740	150	12,890	(9)	29,978	125	30,094
Net transfers into (out of) Level 3	214,162	(22,626)	—	191,536	—	—	—	—
Ending fair value	$214,162	$550,294	$—	$764,456	$600	$349,790	$4,850	$355,240
Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized (losses) gains in our consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure of Fair Values for Financial Instruments Carried at Cost
The following tables present our fair value hierarchy for those assets carried at cost or amortized cost in the consolidated balance sheet but for which disclosure of the fair value is required as of December 31, 2015 and 2014:

	2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$19,321	$—	$19,321	$19,771
Non-U.S. government	—	39,058	—	39,058	40,503
Corporate	—	710,692	—	710,692	730,592
Sub-total	—	769,071	—	769,071	790,866
Other investments:
Life settlements	—	—	130,268	130,268	133,071
Total	$—	$769,071	$130,268	$899,339	$923,937

	2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$20,559	$—	$20,559	$20,257
Non-U.S. government	—	38,689	—	38,689	38,613
Corporate	—	767,124	—	767,124	754,363
Total	$—	$826,372	$—	$826,372	$813,233
The fair value of investments in life settlement contracts, in the table above, is determined using a discounted cash flow methodology that utilizes unobservable inputs. Due to the individual nature of each investment in life settlement contracts and the illiquidity of the existing market, significant inputs to the fair value include our estimates of premiums necessary to keep the policies in-force, and our assumptions for mortality and discount rates. Our mortality assumptions are based on a combination of medical underwriting information obtained from a third-party underwriter for each referenced life and internal proprietary mortality studies of older aged U.S. insured lives. These assumptions are used to develop an estimate of future net cash flows that, after discounting, are intended to be reflective of the asset's value in the life settlement market.
Disclosure of fair value of amounts relating to insurance contracts is not required. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of December 31, 2015 and 2014.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. DERIVATIVE INSTRUMENTS
From time to time, we may utilize foreign currency forward contracts as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement. These derivatives are not designated as hedging investments.
We had no derivative instruments as at December 31, 2015 and 2014 or during the year ended December 31, 2015. The following table sets forth the estimated fair value of derivative instruments recorded within other assets on the condensed consolidated balance sheet as at December 31, 2013, and realized gains (losses) on derivative instruments recorded in net earnings for the years ended December 31, 2014 and 2013:

Foreign Exchange Forward Contract	Contract Date	Settlement Date	Contract Amount		Settlement Amount		Fair Value as at December 31,	Net Foreign Exchange (Losses) Gains
2014
Australian dollar	November 26, 2013	January 3, 2014	A$	45,000		$41,036	$—	$(130)
U.S Dollar	July 1, 2013	January 3, 2014		$40,887	A$	45,000	—	130
							$—	$—
2013
Australian dollar	November 26, 2013	January 3, 2014	A$	45,000		$41,036	$779	$779
U.S Dollar	July 1, 2013	January 3, 2014		$40,887	A$	45,000	(630)	(630)
Australian dollar	February 8, 2012	May 10, 2013	A$	45,000		$36,099	—	303
British pound	March 6, 2012	March 6, 2013		£17,000		$26,611	—	1,023
							$149	$1,475
8. REINSURANCE BALANCES RECOVERABLE
The following table provides the total reinsurance balances recoverable as at December 31, 2015 and, 2014:

	2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$587,164	$6,772	$182,076	$22,786	$798,798
IBNR	465,211	16,581	123,732	306	605,830
Fair value adjustments	(17,628)	2,499	(6,025)	—	(21,154)
Total reinsurance reserves recoverable	1,034,747	25,852	299,783	23,092	1,383,474
Paid losses recoverable	72,213	430	16,568	1,319	90,530
	$1,106,960	$26,282	$316,351	$24,411	$1,474,004

	2014
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$568,386	$9,582	$181,067	$25,125	$784,160
IBNR	278,696	14,565	154,850	467	448,578
Fair value adjustments	(46,373)	4,131	(10,708)	—	(52,950)
Total reinsurance reserves recoverable	800,709	28,278	325,209	25,592	1,179,788
Paid losses recoverable	129,750	1,289	19,845	883	151,767
	$930,459	$29,567	$345,054	$26,475	$1,331,555

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our insurance and reinsurance run-off subsidiaries, prior to acquisition, used retrocessional agreements to reduce their exposure to the risk of insurance and reinsurance assumed. On an annual basis, both Atrium and StarStone purchase a tailored outwards reinsurance program designed to manage their risk profiles. The majority of Atrium’s and StarStone's third-party reinsurance cover is with highly rated reinsurers or is collateralized by letters of credit.
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the reinsurance recoverables acquired plus a spread to reflect credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements.
As of December 31, 2015 and 2014, we had reinsurance balances recoverable of approximately $1.5 billion and $1.3 billion, respectively. The increase of $141.4 million in reinsurance balances recoverable was primarily a result of the Sussex acquisition, partially offset by commutations and cash collections made during the year ended December 31, 2015 in our Non-life Run-off and StarStone segments.
Top Ten Reinsurers

	December 31, 2015						December 31, 2014
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$713,743	$21,394	$155,171	$13,254	$903,562	61.3%	$667,325	$23,635	$158,117	$15,089	$864,166	64.9%
Other reinsurers > $1 million	383,898	4,253	158,417	8,363	554,931	37.6%	256,929	4,917	181,196	10,692	453,734	34.1%
Other reinsurers < $1 million	9,319	635	2,763	2,794	15,511	1.1%	6,205	1,015	5,741	694	13,655	1.0%
Total	$1,106,960	$26,282	$316,351	$24,411	$1,474,004	100.0%	$930,459	$29,567	$345,054	$26,475	$1,331,555	100.0%
The top ten external reinsurers, as at December 31, 2015 and 2014, were all rated A- or better, with the exception of three non-rated reinsurers from which $337.6 million was recoverable (December 31, 2014: $175.2 million recoverable from one reinsurer). For the three non-rated reinsurers, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at December 31, 2015, reinsurance balances recoverable of $165.6 million related to Lloyd’s syndicates and represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated ‘A+’ by Standard & Poor’s and ‘A’ by A.M. Best. As at December 31, 2014, reinsurance balances recoverable with a carrying value of $314.5 million were associated with two counterparties, each representing 10% or more of total reinsurance balances recoverable.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at December 31, 2015 and 2014. The provisions for bad debt all relate to the Non-life Run-off segment.

	2015				2014
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,051,927	$46,969	$1,004,958	4.5%	$1,126,944	$80,995	$1,045,949	7.2%
Reinsurers rated below A-, secured	388,399	—	388,399	—%	204,544	—	204,544	—%
Reinsurers rated below A-, unsecured	244,005	163,358	80,647	66.9%	289,976	208,914	81,062	72.0%
Total	$1,684,331	$210,327	$1,474,004	12.5%	$1,621,464	$289,909	$1,331,555	17.9%

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and LAE includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for IBNR using a variety of actuarial methods. Our loss reserves cover multiple lines of business, which include workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business.
The reserves for unpaid reported losses and LAE are established by management based on reports from brokers, ceding companies and insureds and represents the estimated ultimate cost of events or conditions that have been reported to, or specifically identified by us. IBNR reserves are established by management based on actuarially determined estimates of ultimate losses and loss expenses. Inherent in the estimate of ultimate losses and LAE are expected trends in claim severity and frequency and other factors which may vary significantly as claims are settled. Accordingly, ultimate losses and LAE may differ materially from the amounts recorded in the consolidated financial statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, will be recorded in earnings in the period in which they become known. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves established in previous calendar years.
The following table summarizes the liability for losses and LAE by segment as at December 31, 2015 and 2014:

	2015				2014
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$2,757,774	$68,913	$457,175	$3,283,862	$2,202,187	$73,803	$387,171	$2,663,161
IBNR	1,991,009	115,613	477,990	2,584,612	1,406,420	113,149	477,264	1,996,833
Fair value adjustments	(163,329)	16,491	(1,487)	(148,325)	(173,597)	25,659	(2,635)	(150,573)
Total	$4,585,454	$201,017	$933,678	$5,720,149	$3,435,010	$212,611	$861,800	$4,509,421
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance as at January 1	$4,509,421	$4,219,905	$3,650,127
Less: reinsurance reserves recoverable	1,154,196	1,146,588	876,220
Net balance as at January 1	3,355,225	3,073,317	2,773,907
Net incurred losses and LAE:
Current period	476,364	327,817	93,442
Prior periods	(372,031)	(318,671)	(257,114)
Total net incurred losses and LAE	104,333	9,146	(163,672)
Net paid losses:
Current period	(99,933)	(166,796)	(41,282)
Prior periods	(681,956)	(420,715)	(360,214)
Total net paid losses	(781,889)	(587,511)	(401,496)
Effect of exchange rate movement	(65,069)	(69,804)	6,222
Acquired on purchase of subsidiaries	878,815	901,447	757,850
Assumed business	612,441	28,630	100,506
Net balance as at December 31	4,103,856	3,355,225	3,073,317
Plus: reinsurance reserves recoverable	1,360,382	1,154,196	1,146,588
Plus: deferred charge on retroactive reinsurance	255,911	—	—
Balance as at December 31	$5,720,149	$4,509,421	$4,219,905

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$517,295	$52,035	$212,559	$781,889
Net change in case and LAE reserves	(355,335)	(709)	77,219	(278,825)
Net change in IBNR reserves	(364,774)	2,844	37,904	(324,026)
Increase (reduction) in estimates of net ultimate losses	(202,814)	54,170	327,682	179,038
Reduction in provisions for bad debt	(25,271)	—	—	(25,271)
Increase (reduction) in provisions for unallocated LAE	(62,653)	(83)	3,537	(59,199)
Amortization of fair value adjustments	19,908	(6,608)	(3,535)	9,765
Net incurred losses and LAE	$(270,830)	$47,479	$327,684	$104,333

	Year Ended December 31, 2014
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$400,096	$57,611	$129,804	$587,511
Net change in case and LAE reserves	(310,414)	(2,684)	37,604	(275,494)
Net change in IBNR reserves	(301,784)	11,557	58,870	(231,357)
Increase (reduction) in estimates of net ultimate losses	(212,102)	66,484	226,278	80,660
Reduction in provisions for bad debt	(7,700)	—	—	(7,700)
Increase (reduction) in provisions for unallocated LAE	(48,891)	9	(5,088)	(53,970)
Amortization of fair value adjustments	3,982	(11,065)	(2,761)	(9,844)
Net incurred losses and LAE	$(264,711)	$55,428	$218,429	$9,146

	Year Ended December 31, 2013
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$370,870	$30,626	$—	$401,496
Net change in case and LAE reserves	(280,933)	(9,621)	—	(290,554)
Net change in IBNR reserves	(231,278)	(1,653)	—	(232,931)
Increase (reduction) in estimates of net ultimate losses	(141,341)	19,352	—	(121,989)
Increase in provisions for bad debt	1,999	—	—	1,999
Reduction in provisions for unallocated LAE	(49,580)	(49)	—	(49,629)
Amortization of fair value adjustments	5,947	—	—	5,947
Net incurred losses and LAE	$(182,975)	$19,303	$—	$(163,672)

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the years ended December 31, 2015, 2014 and 2013 for the Non-life Run-off segment:

	2015	2014	2013
Balance as at January 1	$3,435,010	$4,004,513	$3,650,127
Less: reinsurance reserves recoverable	800,709	1,121,533	876,220
Net balance as at January 1	2,634,301	2,882,980	2,773,907
Net incurred losses and LAE:
Current period	39,924	24,235	74,139
Prior periods	(310,754)	(288,946)	(257,114)
Total net incurred losses and LAE	(270,830)	(264,711)	(182,975)
Net paid losses:
Current period	(16,049)	(87,681)	(10,656)
Prior periods	(501,246)	(312,415)	(360,214)
Total net paid losses	(517,295)	(400,096)	(370,870)
Effect of exchange rate movement	(42,636)	(49,267)	4,936
Acquired on purchase of subsidiaries	878,815	436,765	557,476
Assumed business	612,441	28,630	100,506
Net balance as at December 31	3,294,796	2,634,301	2,882,980
Plus: reinsurance reserves recoverable	1,034,747	800,709	1,121,533
Plus: deferred charge on retroactive reinsurance	255,911	—	—
Balance as at December 31	$4,585,454	$3,435,010	$4,004,513
Net incurred losses and LAE in the Non-life Run-off segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015			2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$501,246	$16,049	$517,295	$312,415	$87,681	$400,096	$360,214	$10,656	$370,870
Net change in case and LAE reserves	(366,262)	10,927	(355,335)	(285,814)	(24,600)	(310,414)	(310,488)	29,555	(280,933)
Net change in IBNR reserves	(377,722)	12,948	(364,774)	(262,384)	(39,400)	(301,784)	(265,206)	33,928	(231,278)
Increase (reduction) in estimates of net ultimate losses	(242,738)	39,924	(202,814)	(235,783)	23,681	(212,102)	(215,480)	74,139	(141,341)
Increase (reduction) in provisions for bad debt	(25,271)	—	(25,271)	(7,700)	—	(7,700)	1,999	—	1,999
Increase (reduction) in provisions for unallocated LAE	(62,653)	—	(62,653)	(49,445)	554	(48,891)	(49,580)	—	(49,580)
Amortization of fair value adjustments	19,908	—	19,908	3,982	—	3,982	5,947	—	5,947
Net incurred losses and LAE	$(310,754)	$39,924	$(270,830)	$(288,946)	$24,235	$(264,711)	$(257,114)	$74,139	$(182,975)

Net change in case and LAE reserves comprises the movement during the year in specific case reserve liabilities as a result of claims settlements or changes advised to us by our policyholders and attorneys, less changes in case reserves recoverable advised by us to our reinsurers as a result of the settlement or movement of assumed claims. Net change in IBNR represents the gross change in our actuarial estimates of IBNR, less amounts recoverable.
Year Ended December 31, 2015
The net reduction in incurred losses and LAE for the year ended December 31, 2015 of $270.8 million included net incurred losses and LAE of $39.9 million related to current period net earned premium of $43.3 million (primarily

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the portion of the run-off business acquired with Sussex). Excluding current period net incurred losses and LAE of $39.9 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $310.8 million, which was attributable to a reduction in estimates of net ultimate losses of $242.7 million, a reduction in provisions for bad debt of $25.3 million and a reduction in provisions for unallocated LAE of $62.7 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $19.9 million.
The reduction in estimates of net ultimate losses relating to prior periods of $242.7 million comprised reductions in IBNR reserves of $377.7 million partially offset by net incurred loss development of $135.0 million. The decrease in the estimate of net IBNR reserves of $377.7 million (compared to $262.4 million during the year ended December 31, 2014), was comprised of $32.0 million relating to asbestos liabilities (compared to $59.4 million in 2014), $1.6 million relating to environmental liabilities (compared to $6.2 million in 2014), $3.0 million relating to general casualty liabilities (compared to $62.5 million in 2014), $243.4 million relating to workers' compensation liabilities (compared to $63.6 million in 2014) and $97.7 million relating to all other remaining liabilities (compared to $70.7 million in 2014).
The reduction in net IBNR reserves of $377.7 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of the our actuarial methodologies to revised historical loss development data, following 79 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2015, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $366.3 million for net paid losses of $501.2 million, related to the settlement of non-commuted losses in the year and 79 commutations and policy buy-backs of assumed and ceded exposures (including the partial commutation of one of our top ten ceded recoverables as at January 1, 2015). Net advised case and LAE reserves settled by way of commutation and policy buyback during the year ended December 31, 2015 amounted to $56.6 million (comprising $140.3 million of ceded incurred reinsurance recoverable case reserves partially offset by $83.7 million of assumed case reserves and LAE reserves).
The reduction in provisions for bad debt of $25.3 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods, and the reduction in bad debt provisions for insolvent reinsurers as a result of dividends received, partially offset by additional provisions for contractual disputes with reinsurers.
Year Ended December 31, 2014
The net reduction in incurred losses and LAE for the year ended December 31, 2014 of $264.7 million included current period net incurred losses and LAE of $24.2 million related to current period net earned premium of $31.2 million (primarily for the portion of the run-off business acquired with StarStone). Excluding current period net losses and LAE of $24.2 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $288.9 million, which was attributable to a reduction in estimates of net ultimate losses of $235.8 million, reduction in provisions for bad debts of $7.7 million and a reduction in provision for unallocated LAE of $49.5 million, relating to 2014 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.0 million.
The reduction in estimates of net ultimate losses relating to prior periods of $235.8 million comprised reductions in IBNR reserves of $262.4 million partially offset by net incurred loss development of $26.6 million. The decrease in the estimate of net IBNR reserves of $262.4 million (compared to $265.2 million during the year ended December 31, 2013), was comprised of $59.4 million relating to asbestos liabilities (compared to $69.8 million in 2013), $6.2 million relating to environmental liabilities (compared to $4.9 million in 2013), $62.5 million relating to general casualty liabilities (compared to $42.6 million in 2013), $63.6 million relating to workers' compensation liabilities (compared to $42.1 million in 2013) and $70.7 million relating to all other remaining liabilities (compared to $105.8 million in 2013).

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reduction in net IBNR reserves of $262.4 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 98 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2014, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $285.8 million for net paid losses of $312.4 million related to the settlement of non-commuted losses in the year and 98 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of two of our top ten assumed exposures and two of our top ten ceded recoverables as at January 1, 2014). Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2014 amounted to $29.1 million (comprising $99.5 million of assumed case reserves and LAE reserves partially offset by $70.4 million of ceded incurred reinsurance recoverable case reserves).
The reduction in provisions for bad debts of $7.7 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.
Year Ended December 31, 2013
The net reduction in incurred losses and LAE for the year ended December 31, 2013 of $183.0 million included current period incurred losses of $74.1 million related to SeaBright. Excluding SeaBright's current period net incurred losses and LAE of $74.1 million, net incurred losses and LAE relating to prior periods were reduced by $257.1 million, which was attributable to a reduction in estimates of net ultimate losses of $215.5 million and a reduction in provisions for unallocated LAE of $49.6 million, relating to 2013 run-off activity, partially offset by an increase in provisions for bad debt of $2.0 million and the amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million.
The reduction in estimates of net ultimate losses relating to prior periods of $215.5 million comprised reductions in net IBNR reserves of $265.2 million partially offset by net incurred loss development of $49.7 million. The decrease in the estimate of net IBNR reserves of $265.2 million (compared to $267.4 million during the year ended December 31, 2012) was comprised of $69.8 million relating to asbestos liabilities (compared to $36.4 million in 2012), $4.9 million relating to environmental liabilities (compared to $2.6 million in 2012), $42.6 million relating to general casualty liabilities (compared to $96.3 million in 2012), $42.1 million relating to workers' compensation liabilities (compared to $52.7 million in 2012) and $105.8 million relating to all other remaining liabilities (compared to $79.4 million in 2012).
The reduction in net IBNR reserves of $265.2 million relating to prior periods was a result of the application, on a basis consistent with the assumptions applied in the prior period, of our actuarial methodologies to revised historical loss development data, following 108 commutations and policy buy-backs, to estimate loss reserves required to cover liabilities for unpaid losses and LAE relating to non-commuted exposures. The prior period estimate of net IBNR reserves was reduced as a result of the combined impact on all classes of business of loss development activity during 2013, including commutations and the favorable trend of loss development related to non-commuted policies compared to prior forecasts. The net incurred loss development resulting from settlement of net advised case and LAE reserves of $310.5 million for net paid losses of $360.2 million related to the settlement of non-commuted losses in the year and 108 commutations and policy buy-backs of assumed and ceded exposures (including the commutation of one of our top ten assumed exposures and one of our top ten ceded recoverables as at January 1, 2013). Net advised case and LAE reserves settled by way of commutation and policy buy-back during the year ended December 31, 2013 amounted to $29.8 million (comprising $97.3 million of assumed case reserves and LAE reserves partially offset by $67.5 million of ceded incurred reinsurance recoverable case reserves).
The increase in provisions for bad debt of $2.0 million was a result of additional provisions being allowed for contractual disputes with reinsurers, offset by cash collections and commutations on certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asbestos and Environmental
In establishing the reserves for losses and LAE related to asbestos and environmental claims, management considers facts currently known and the current state of the law and coverage litigation. Liabilities are recognized for known claims (including the cost of related litigation) when sufficient information has been developed to indicate the involvement of a specific insurance policy, and management can reasonably estimate its liability. In addition, reserves have been established to cover additional exposures on both known and unreported claims. Estimates of the reserves are reviewed and updated continually. Developed case law and adequate claim history do not exist for such claims, especially because significant uncertainty exists about the outcome of coverage litigation and whether past claim experience will be representative of future claim experience. In view of the changes in the legal and tort environment that affect the development of such claims, the uncertainties inherent in valuing asbestos and environmental claims are not likely to be resolved in the near future. Ultimate values for such claims cannot be estimated using traditional reserving techniques and there are significant uncertainties in estimating the amount of our potential losses for these claims. There can be no assurance that the reserves established by us will be adequate or will not be adversely affected by the development of other latent exposures. The liability for unpaid losses and LAE as of December 31, 2015 and 2014 included $356.6 million and $389.1 million, respectively, which represented an estimate of the net ultimate liability for asbestos and environmental claims. The gross liability for such claims as at December 31, 2015 and 2014 was $390.8 million and $439.5 million, respectively.
Atrium
Atrium was acquired in the fourth quarter of 2013. The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance as at January 1	$212,611	$215,392	$—
Less: reinsurance reserves recoverable	28,278	25,055	—
Net balance as at January 1	184,333	190,337	—
Net incurred losses and LAE:
Current period	69,400	74,094	19,303
Prior periods	(21,921)	(18,666)	—
Total net incurred losses and LAE	47,479	55,428	19,303
Net paid losses:
Current period	(21,145)	(29,626)	(30,626)
Prior periods	(30,890)	(27,985)	—
Total net paid losses	(52,035)	(57,611)	(30,626)
Effect of exchange rate movement	(4,612)	(3,821)	1,286
Acquired on purchase of subsidiaries	—	—	200,374
Net balance as at December 31	175,165	184,333	190,337
Plus: reinsurance reserves recoverable	25,852	28,278	25,055
Balance as at December 31	$201,017	$212,611	$215,392

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Incurred losses and LAE in the Atrium segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015			2014			2013
	Prior Period	Current Period	Total	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$30,890	$21,145	$52,035	$27,985	$29,626	$57,611	$—	$30,626	$30,626
Net change in case and LAE reserves	(18,213)	17,504	(709)	(16,986)	14,302	(2,684)	—	(9,621)	(9,621)
Net change in IBNR reserves	(27,382)	30,226	2,844	(18,114)	29,671	11,557	—	(1,653)	(1,653)
Increase (reduction) in estimates of net ultimate losses	(14,705)	68,875	54,170	(7,115)	73,599	66,484	—	19,352	19,352
Increase (reduction) in provisions for unallocated LAE	(608)	525	(83)	(486)	495	9	—	(49)	(49)
Amortization of fair value adjustments	(6,608)	—	(6,608)	(11,065)	—	(11,065)	—	—	—
Net incurred losses and LAE	$(21,921)	$69,400	$47,479	$(18,666)	$74,094	$55,428	$—	$19,303	$19,303
StarStone
StarStone was acquired in the second quarter of 2014. The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the years ended December 31, 2015 and 2014:

	2015	2014
Balance as at January 1	$861,800	$—
Less: reinsurance reserves recoverable	325,209	—
Net balance as at January 1	536,591	—
Net incurred losses and LAE:
Current period	367,040	229,488
Prior periods	(39,356)	(11,059)
Total net incurred losses and LAE	327,684	218,429
Net paid losses:
Current period	(62,739)	(49,489)
Prior periods	(149,820)	(80,315)
Total net paid losses	(212,559)	(129,804)
Effect of exchange rate movement	(17,821)	(16,716)
Acquired on purchase of subsidiaries	—	464,682
Assumed business	—	—
Net balance as at December 31	633,895	536,591
Plus: reinsurance reserves recoverable	299,783	325,209
Balance as at December 31	$933,678	$861,800

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE for the years ended December 31, 2015 and 2014 were as follows:

	2015			2014
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$149,820	$62,739	$212,559	$80,315	$49,489	$129,804
Net change in case and LAE reserves	15,772	61,447	77,219	24,208	13,396	37,604
Net change in IBNR reserves	(200,730)	238,634	37,904	(105,177)	164,047	58,870
Increase (reduction) in estimates of net ultimate losses	(35,138)	362,820	327,682	(654)	226,932	226,278
Increase (reduction) in provisions for unallocated LAE	(683)	4,220	3,537	(7,644)	2,556	(5,088)
Amortization of fair value adjustments	(3,535)	—	(3,535)	(2,761)	—	(2,761)
Net incurred losses and LAE	$(39,356)	$367,040	$327,684	$(11,059)	$229,488	$218,429

10. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
We have entered into long duration contracts that subject us to mortality, longevity and morbidity risks and which are accounted for as life and annuity premiums earned. Life and annuity benefit reserves are established using assumptions for investment yields, mortality, morbidity, lapse and expenses, including a provision for adverse deviation. We establish and review our life and annuity reserves regularly based upon cash flow projections. We establish and maintain our life and annuity reinsurance reserves at a level that we estimate will, when taken together with future premium payments and investment income expected to be earned on associated premiums, be sufficient to support all future cash flow benefit obligations and third-party servicing obligations as they become payable. Refer to Note 2 - "Significant Accounting Policies - (d) Policy Benefits for Life and Annuity Contracts" for a description of the assumptions used and the process for establishing our assumptions and estimates.
Policy benefits for life and annuity contracts as at December 31, 2015 and 2014 were as follows:

	2015	2014
Life	$436,603	$344,215
Annuities	921,654	938,121
	1,358,257	1,282,336
Fair value adjustments	(53,560)	(61,472)
	$1,304,697	$1,220,864
 The increase in 2015 was attributable primarily to the acquisition of Alpha, as described in Note 3 - "Acquisitions."

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. PREMIUMS WRITTEN AND EARNED
The following tables provide a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$38,704	$116,494	$12,818	$45,684	$14,166	$124,262
Ceded	(16,110)	(72,125)	(2,546)	(14,516)	(4,933)	(11,651)
Net	$22,594	$44,369	$10,272	$31,168	$9,233	$112,611
Atrium
Gross	$149,082	$149,310	$154,248	$153,816	$35,524	$37,726
Ceded	(14,502)	(14,635)	(17,973)	(17,871)	(5,420)	(5,514)
Net	$134,580	$134,675	$136,275	$135,945	$30,104	$32,212
StarStone
Gross	$824,714	$769,875	$512,219	$528,135	$—	$—
Ceded	(196,287)	(196,729)	(113,045)	(154,502)	—	—
Net	$628,427	$573,146	$399,174	$373,633	$—	$—
Life and Annuities
Life	$86,395	$86,881	$104,233	$105,704	$63,856	$94,984
Total	$871,996	$839,071	$649,954	$646,450	$103,193	$239,807

12. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following tables present a reconciliation of the beginning and ending goodwill, intangible assets and deferred charge for the years ended December 31, 2015 and 2014:

2015	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charge
Balance as at January 1, 2015	$73,071	$41,048	$87,031	$201,150	$159,095	$—
Acquired during the year	—	—	—	—	23,968	271,176
Amortization	—	(9,846)	—	(9,846)	(2,333)	(15,265)
Balance as at December 31, 2015	$73,071	$31,202	$87,031	$191,304	$180,730	$255,911

2014	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charge
Balance as at January 1, 2014	$60,071	$27,000	$63,000	$150,071	$223,947	$—
Acquired during the year	13,000	20,000	24,031	57,031	(65,000)	—
Amortization	—	(5,952)	—	(5,952)	148	—
Balance as at December 31, 2014	$73,071	$41,048	$87,031	$201,150	$159,095	$—
Goodwill as at December 31, 2015 and 2014, related to Non-life Run-off, Atrium and StarStone, was $21.2 million, $38.9 million and $13.0 million, respectively. For the year ended December 31, 2015, we completed our assessment for impairment of goodwill and concluded that there had been no impairment of our carried goodwill amount.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets with a definite life - Other includes the distribution channel, Lloyd’s capacity, technology and brand related to our acquisitions of Atrium and StarStone. These assets are amortized on a straight-line basis over a period ranging from four to fifteen years. Intangible asset amortization for the years ended December 31, 2015, 2014 and 2013 was $12.2 million, $5.8 million and $21.2 million, respectively. Amortization for the year ended December 31, 2015 includes an impairment charge of $4.0 million for the Torus brand in relation to the StarStone rebranding exercise.
Intangible assets with an indefinite life includes assets associated with the Lloyd’s syndicate capacity for StarStone and Atrium, StarStone's U.S. insurance licenses, and Atrium’s management contract with Syndicate 609 in relation to underwriting, actuarial and support services it provides.
Intangible assets with a definite life - fair value adjustments ("FVA") relates to outstanding losses and LAE, policy benefits for life and annuity contracts, unearned premiums and reinsurance recoverables. These are included as a component of each balance sheet item. FVA are amortized in proportion to future premiums for policy benefits for life and annuity contracts over the estimated payout or recovery period for outstanding losses and LAE and reinsurance recoverables and as the unearned premiums expire for business in-force as of the acquisition date.
Other assets - deferred charge relates to retroactive reinsurance policies providing indemnification of losses and LAE with respect to past loss events. At the inception of a contract, a deferred charge asset is recorded for the excess, if any, of the estimated ultimate losses payable over the premiums received. These amounts relate to the transactions with Voya Financial and Sun Life, described in Note 4 - "Significant New Business".
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and deferred charge at December 31, 2015 and 2014 were as follows:

	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$456,110	$(307,785)	$148,325	$449,986	$(299,413)	$150,573
Reinsurance balances recoverable	(175,774)	154,619	(21,155)	(193,617)	140,667	(52,950)
Policy benefits for life and annuity contracts	86,332	(32,772)	53,560	86,332	(24,860)	61,472
Total	$366,668	$(185,938)	$180,730	$342,701	$(183,606)	$159,095
Other:
Distribution channel	$20,000	$(2,777)	$17,223	$20,000	$(1,444)	$18,556
Technology	15,000	(6,561)	8,439	15,000	(3,125)	11,875
Brand	12,000	(6,460)	5,540	12,000	(1,383)	10,617
Total	$47,000	$(15,798)	$31,202	$47,000	$(5,952)	$41,048
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charge on retroactive reinsurance	$271,176	$(15,265)	$255,911	$—	$—	$—

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense for each of the five succeeding fiscal years related to our intangible assets with a definite life is as follows:

Year	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
2016	$8,464	$(1,193)	$2,682	$7,878	$17,831
2017	$9,390	$38	$3,097	$7,332	$19,857
2018	$9,128	$749	$539	$6,552	$16,968
2019	$8,736	$1,198	$(231)	$6,318	$16,021
2020	$8,388	$1,491	$(132)	$6,084	$15,831
13. LOANS PAYABLE
We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Under these facilities, loans payable and accrued interest as of December 31, 2015 and 2014 were as follows:

Facility	Origination Date	Term	2015	2014
EGL Revolving Credit Facility	September 16, 2014	5 years	$505,750	$319,550
Sussex Facility	December 24, 2014	4 years	94,000	—
Total long-term bank debt			599,750	319,550
Accrued interest			500	491
Total loans payable			$600,250	$320,041
The individual outstanding loans under these facilities are short-term floating rate loans, and the fair values of these loans approximate their book values. During the year ended December 31, 2015, we utilized $657.7 million and repaid $377.5 million under the facilities. The facilities were primarily utilized for funding acquisitions and significant new business as described in Note 3 - "Acquisitions" and Note 4 - "Significant New Business," respectively.
For the years ended December 31, 2015, 2014 and 2013, we incurred interest expense of $19.4 million, $12.9 million and $12.4 million, respectively, on our loan facilities.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and amended on February 27, 2015 and February 15, 2016, is among the Parent Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions.
We are permitted to borrow up to an aggregate of $665.0 million. As of December 31, 2015, there was $159.2 million of available unutilized capacity under this facility.
Interest is payable at least every 6 months at a rate of LIBOR plus a margin ranging from 2.50% to 3.25%. The margin, initially set at 2.75%, could vary based upon any change in our long term senior unsecured debt rating assigned by Standard & Poor’s Ratings Services or Fitch Ratings Ltd. We also pay a commitment fee of 35% of the margin for any unutilized portion of the facility. In the event of default, the interest rate increases by an additional 1.0% and the agent may cancel lender commitments and may demand early repayment.
Financial and business covenants imposed on us include certain limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets, and limitations on liens. Generally, the financial covenants require us to maintain a gearing ratio of consolidated indebtedness to total capitalization of not greater than 0.35 to 1.0 and to maintain a consolidated tangible net worth of not less than the aggregate of (i) $1.5 billion, (ii) 50% of positive net income since June 30, 2014, and (iii) 75% of the proceeds of any common stock issuance.  In addition, the weighted-average credit rating of our cash and fixed maturity investments must be "BBB" or greater at all times. We are in compliance with the covenants of the EGL Revolving Credit Facility.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sussex Facility
On December 24, 2014, we entered into a four-year term loan (the "Sussex Facility", formerly called the Companion Facility) with two financial institutions. This facility was fully utilized to borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. During 2015, we repaid $15.0 million of the outstanding principal under this facility. Subsequent to December 31, 2015, we repaid $20.5 million of the outstanding principal on the facility, bringing the outstanding principal to $73.5 million.
Interest is payable at least every 6 months at a rate of LIBOR plus 2.75%. In the event of default, the interest rate increases by an additional 1% and early repayment may be demanded, or the lender could proceed against the security. This facility is secured by a first priority interest in all of the assets and stock of Sussex.
Financial and business covenants imposed on Sussex include limitations on mergers and consolidations, acquisitions, indebtedness and guarantees, restrictions as to dispositions of stock and assets (except for certain permitted dispositions), restrictions on dividends, and limitations on liens. Generally, the financial covenants require Sussex to (i) maintain statutory surplus of at least 1.1 times the authorized control level under the NAIC's risk-based capital calculation and at least 2 times the outstanding loan balance; and (ii) maintain certain characteristics of its investment portfolio relating to average credit quality and concentration. We are in compliance with the covenants of the Sussex Facility.
Credit Facilities Repaid in 2014
We previously had term credit facilities relating to our 2011 acquisition of Clarendon National Insurance Company and our 2013 acquisition of SeaBright. During the year ended December 31, 2014 we repaid $79.0 million and $111.0 million, respectively, in full satisfaction of the outstanding balances.
14. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of December 31, 2015 comprises the ownership interest held by Trident (39.32%) and Dowling (1.71%) in North Bay Holdings Limited ("North Bay"). On December 23, 2015, we completed a corporate reorganization of certain of our subsidiary holding companies. Following the reorganization, StarStone Holdings and Northshore are owned by a common parent, North Bay. Northshore owns 100% of Atrium and Arden. StarStone Holdings owns 100% of StarStone and all of the interests in a segregated cell of one of our non-life run-off subsidiaries that reinsured all of StarStone’s non-life run-off reserves with effect from January 1, 2014.
The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI for the years ended December 31, 2015 and 2014:

	2015	2014
Balance at beginning of year	$374,619	$100,859
Capital contributions	15,728	272,722
Dividends paid	(16,128)	—
Net earnings (loss) attributable to RNCI	(8,797)	4,059
Accumulated other comprehensive loss attributable to RNCI	(745)	(1,993)
Transfer from (to) noncontrolling interest	15,801	(1,028)
Accretion of RNCI to redemption value	37,185	—
Balance at end of year	$417,663	$374,619
The capital contributions in 2015 and 2014 related to:

•
On March 30, 2014, Trident contributed $260.8 million to StarStone Holdings in relation to its 40% share of both the purchase price of Torus (renamed StarStone), and the transaction costs related to the acquisition.

•
On May 8, 2014, Trident's RNCI was reduced by $6.2 million when Dowling purchased common shares of Northshore and StarStone Holdings from Kenmare and Trident (on a pro rata basis in accordance with their

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective interests) for an aggregate amount of $15.4 million. The impact on Trident of the Dowling transaction was to reduce its RNCI in both StarStone Holdings and Northshore from 40% to 39.32%.

•	On September 30, 2014, Trident, along with Kenmare, transferred to StarStone Holdings its interest of $18.1 million in a segregated cell of one of our non-life run-off subsidiaries.

•	On June 30, 2015, Trident contributed $15.7 million to StarStone Holdings.
The transfer from noncontrolling interest in 2015 related to Dowling's interest. It was transferred to RNCI on December 31, 2015 following the corporate reorganization.
We have accreted the RNCI up to its estimated redemption value, which is fair value, as of December 31, 2015. The majority of this increase is attributable to an increase in the market valuations for comparable companies.
Refer to Note 2 - "Significant Accounting Policies," Note 3 - "Acquisitions," Note 19 - "Related Party Transactions" and Note 21 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of December 31, 2015, we had $3.9 million of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries. A reconciliation of the beginning and ending carrying amount of the equity attributable to NCI is included in the Consolidated Statement of Changes in Shareholders Equity.
During 2015, we made the following repurchases of NCI:

•
On June 30, 2015, we entered into a Sale and Purchase Agreement with J.C. Flowers II L.P., J.C. Flowers II-A L.P., J.C. Flowers II-B, L.P. and Financial Service Opportunities L.P. (collectively, the "JCF II Funds"), pursuant to which we purchased all of the non-voting preference shares of Cumberland Holdings Ltd. and Courtenay Holdings Ltd., which represent all of the NCI owned directly by the JCF II Funds in our subsidiaries, for an aggregate price of $140.0 million. Immediately prior to the repurchase, the book value of the JCF II Funds’ NCI was $182.8 million. The transaction closed on September 30, 2015.

•
On September 3, 2015, we entered into a Sale and Purchase Agreement with Shinsei Bank, Limited ("Shinsei"), pursuant to which we purchased all of the Class B shares of Comox Holdings Ltd., which represents all of the NCI owned directly by Shinsei in our subsidiaries, for an aggregate price of $10.4 million. Immediately prior to the repurchase, the book value of Shinsei’s NCI was $12.5 million. The transaction closed on September 8, 2015.

The difference between the price we paid and the book value of the NCI immediately prior to repurchase has been reflected as an increase to additional paid in capital.
15. SHARE CAPITAL
As at December 31, 2015 and 2014, the authorized share capital was 111,000,000 ordinary shares ("Voting Ordinary Shares") and non-voting convertible ordinary shares ("Non-Voting Ordinary Shares"), each of par value $1.00 per share, and 45,000,000 preference shares of par value $1.00 per share.
The Voting Ordinary Shares are listed and trade on the NASDAQ Global Select Market. Each Voting Ordinary Share entitles the holder thereof to one vote. In accordance with the bye-laws, any U.S. shareholder or direct foreign shareholder group whose shares constitute 9.5% or more of the voting power of the Voting Ordinary Shares is entitled to less than one vote for each Voting Ordinary Share held by it.
The Non-Voting Ordinary Shares are comprised of several different series as of December 31, 2015:

•	The Series A shares were issued and held in treasury, but were not outstanding.

•
The Series C shares were originally issued in connection with investment transactions in April and December of 2011 and remain outstanding. The Series C shares: (i) have all of the economic rights (including dividend rights) attaching to Voting Ordinary Shares but are non-voting except in certain limited circumstances; (ii) will automatically convert at a one-for-one exchange ratio (subject to adjustment for share splits, dividends, recapitalizations, consolidations or similar transactions) into Voting Ordinary Shares if the registered holder transfers them in a widely dispersed offering; (iii) may only vote on certain limited matters that would constitute

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a variation of class rights and as required under Bermuda law, provided that the aggregate voting power of the Series C shares with respect to any merger, consolidation or amalgamation will not exceed 0.01% of the aggregate voting power of our issued share capital; and (iv) require the registered holders’ written consent in order to vary the rights of the shares in a significant and adverse manner.

•
The Series B and Series D shares were created in connection with the 2011 investment transactions, but no shares in these series are issued and outstanding. Holders of the Series C shares have the right to convert such shares, on a share-for-share basis, subject to certain adjustments, into Series D shares at their option. There is no economic difference in Series B, C or D shares, but there are slight differences in the conversion rights and the limited voting rights of each series.

•
There were 404,771 Series E shares issued and outstanding. There were 714,015 Series E shares originally issued and outstanding in connection with the acquisition of StarStone. During 2015, 309,244 of the previously issued and outstanding Series E shares were converted into Voting Ordinary Shares upon market sales constituting a widely dispersed offering. The Series E shares have substantially the same rights as the Series C shares, except that (i) they are convertible only into Voting Ordinary Shares and (ii) they may only vote as required under Bermuda law. The Series E shares include all other Non-Voting Ordinary Shares authorized under our bye-laws but not classified as Series A, B, C or D Non-Voting Ordinary Shares.

As of December 31, 2015, there were warrants outstanding to acquire 340,820 Series C Non-Voting Ordinary Shares for an exercise price of $115.00 per share, subject to certain adjustments (the "Warrants"). The Warrants were issued in April 2011 and expire in April 2021. The Warrant holder may, at its election, satisfy the exercise price of the Warrants on a cashless basis by surrender of shares otherwise issuable upon exercise of the Warrants in accordance with a formula set forth in the Warrants.
As of December 31, 2015, there were no preference shares issued or outstanding. There were 714,015 Series B Convertible Participating Non-Voting Perpetual Preferred Stock, par value 1.00 per share (the “Non-Voting Preferred Shares”) issued and converted into Series E shares during 2014 in connection with our acquisition of StarStone.
16. EARNINGS PER SHARE
The following table sets forth the comparison of basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$220,291	$213,749	$208,604
Weighted-average ordinary shares outstanding — basic	19,252,072	18,409,069	16,523,369
Net earnings per ordinary share attributable to Enstar Group Limited — basic	$11.44	$11.61	$12.62
Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$220,291	$213,749	$208,604
Weighted-average ordinary shares outstanding — basic	19,252,072	18,409,069	16,523,369
Effect of dilutive securities:
Unvested shares	63,900	57,184	117,850
Restricted share units	12,901	15,986	18,056
Warrants	78,883	58,957	44,167
Preferred shares	—	136,934	—
Weighted-average ordinary shares outstanding — diluted	19,407,756	18,678,130	16,703,442
Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$11.35	$11.44	$12.49

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. EMPLOYEE BENEFITS

	2015	2014	2013
Salaries and benefits	$181,416	$154,638	$83,563
Annual incentive compensation	32,030	36,482	32,107
Share-based compensation under the 2006 Equity Incentive Plan	14,882	10,885	2,923
Pension plans	10,260	9,217	6,023
Total salaries and benefits	$238,588	$211,222	$124,616

Share-based compensation under the 2006 Equity Incentive Plan
Employee share awards are granted under the 2006 Equity Incentive Plan (the "Equity Plan").
Non-vested Share Awards
The following table summarizes the non-vested share award activity during 2015:

	Number of Shares	Weighted- Average Share Price of Award
Nonvested — January 1	101,181	$152.89
Granted	66,238	142.50
Vested	(62,996)	143.11
Forfeited	(8,368)	149.73
Nonvested — December 31	96,055	150.04
Compensation costs of $6.1 million, $3.9 million and $2.9 million relating to these share awards were recognized in our statement of earnings for the years ended December 31, 2015, 2014 and 2013, respectively. The unrecognized compensation cost related to our non-vested share awards as at December 31, 2015 was $5.5 million. This cost is expected to be recognized over the next 1.7 years, which is the weighted average contractual life of the awards.
Cash-Settled Stock Appreciation Rights
Cash-settled stock appreciation right awards ("SARs") give the holder the right, upon exercise, to receive in cash the difference between the market price per share of our ordinary shares at the time of exercise and the exercise price of the SARs. The exercise price of each SAR is equal to the market price of our ordinary shares on the date of the grant. Vested SARs are exercisable for periods not to exceed either 4 years or 10 years from the date of grant.
The following table summarizes the SAR activity during 2015:

	Number of SARs	Weighted- Average Exercise Price of SARs	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Balance, beginning of year	1,068,001	$140.53
Granted	195,000	140.28
Exercised	(32,933)	136.16
Forfeited	(69,240)	142.19
Balance, end of year	1,160,828	140.51	1.43	$11,063
 _______________________________

(1)
The aggregate intrinsic value is calculated as the pre-tax difference between the exercise price of the underlying share awards and the closing price per share of our ordinary shares of $150.04 on December 31, 2015.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense for SARs is based on the estimated fair value on the date of grant using the Black-Scholes valuation model, which requires the use of subjective assumptions related to the expected stock price volatility, expected term, expected dividend yield and risk-free interest rate. SARs are liability-classified awards for which compensation expense and the liability are re-measured using the then-current Black Scholes assumptions at each interim reporting date based upon the portion of the requisite service period rendered. Compensation costs of $8.9 million and $7.0 million relating to these share awards were recognized in our statement of earnings for the years ended December 31, 2015 and 2014, respectively. We did not grant any SARs during the year ended December 31, 2013. The unrecognized compensation cost related to our SARs as at December 31, 2015 was $13.6 million. This cost is expected to be recognized over the next 1.53 years, which is the weighted-average contractual life of the awards.
The following table sets forth the assumptions used to estimate the fair value of the SARs using the Black-Scholes option valuation model as at December 31, 2015 and 2014:

	2015	2014
Weighted-average fair value per SAR	$29.02	$37.63
Weighted-average volatility	22.08%	21.24%
Weighted-average risk-free interest rate	1.29%	0.81%
Dividend yield	0.00%	0.00%
Other share-based compensation plans
Northshore Incentive Plan
Our subsidiary, Northshore, has long-term incentive plans that award time-based restricted shares of Northshore to certain Atrium employees. Shares generally vest over two to three years, although certain awards began vesting in 2014. These share awards have been classified as liability awards. For the years ended December 31, 2015 and 2014, compensation costs of $3.9 million and $5.2 million relating to the long-term incentive plans were recorded in our consolidated statement of earnings. The unrecognized compensation cost related to the Northshore incentive plan at December 31, 2015 was $3.5 million. This cost is expected to be recognized over the next 2.89 years, which is the weighted average contractual life of the awards.
Deferred Compensation and Ordinary Share Plan for Non-Employee Directors
For the years ended December 31, 2015, 2014 and 2013, 5,174, 3,716 and 3,566 restricted share units, respectively, were credited to the accounts of non-employee directors under the Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors (the "Deferred Compensation Plan"). Expense related to the restricted share units for the years ended December 31, 2015, 2014 and 2013, was $1.0 million, $0.5 million and $0.5 million, respectively.
During 2015, 2,393 restricted share units previously credited to the accounts of two directors under the Deferred Compensation Plan were converted into ordinary shares following their resignations.
During 2014, 11,749 restricted share units previously credited to the accounts of two directors under the Deferred Compensation Plan were converted into ordinary shares following their end of service as directors. Also in 2014, 14,922 restricted stock units previously credited to one of the retiring director's account under a previous deferred compensation plan were converted into the same number of our ordinary shares.
Employee Share Purchase Plan
For the years ended December 31, 2015, 2014 and 2013, compensation costs relating to the shares issued under the Amended and Restated Enstar Group Limited Employee Share Purchase Plan ("Share Plan") of $0.3 million, $0.1 million and $0.1 million, respectively, were recorded as salaries and benefits in our consolidated statement of earnings. For the years ended December 31, 2015, 2014 and 2013, 11,998, 6,031 and 4,959 shares, respectively, were issued to employees under the Share Plan.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plans
We provide retirement benefits to eligible employees through various plans that we sponsor.
Defined Contribution Plans
Pension expense relating to defined contribution plans for the years ended December 31, 2015, 2014 and 2013 was $10.3 million, $9.2 million and $6.0 million, respectively. The increase for 2015 over the same periods in 2014 and 2013 was attributable to the increase in employee headcount as a result of our acquisitions described in Note 3 - "Acquisitions."
Defined Benefit Plan
We have a noncontributory defined benefit pension plan that was acquired in the Providence Washington transaction in 2010. Pension expense relating to this defined benefit plan was $0.6 million, $0.5 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, an actuarial review was performed, which determined that the plan’s unfunded liability, as at December 31, 2015, was $12.1 million as compared to $12.6 million as at December 31, 2014. As at December 31, 2015 and 2014, we had an accrued liability of $12.1 million and $12.6 million, respectively, for this plan.

18. TAXATION
The following table presents earnings before income taxes by jurisdiction:

	2015	2014	2013
Domestic (Bermuda)	$61,695	$154,453	$193,063
Foreign	166,464	83,925	66,378
Total	$228,159	$238,378	$259,441
The following table presents our current and deferred income tax expense (benefit) by jurisdiction:

	2015	2014	2013
Current:
Domestic (Bermuda)	$—	$—	$—
Foreign	39,396	39,455	30,787
	39,396	39,455	30,787
Deferred:
Domestic (Bermuda)	—	—	—
Foreign	(21,578)	(28,313)	4,832
	(21,578)	(28,313)	4,832
Total tax expense	$17,818	$11,142	$35,619
The actual income tax rate differs from the amount computed by applying the effective rate of 0% under Bermuda law to earnings before income taxes as shown in the following reconciliation:

	2015	2014	2013
Earnings before income tax	$228,159	$238,378	$259,441
Bermuda income taxes at statutory rate	0.0%	0.0%	0.0%
Foreign income tax rate differential	18.0%	12.3%	5.1%
Change in unrecognized tax benefits	—%	(0.9)%	(1.0)%
Benefit of loss carryovers	—%	(1.2)%	—%
Change in valuation allowance	(8.3)%	(12.6)%	7.2%
Investment write-off	—%	2.3%	—%
Foreign currency translation	(0.3)%	0.8%	(0.3)%
Other	(1.6)%	4.0%	2.7%
Effective tax rate	7.8%	4.7%	13.7%
Our effective tax rate is driven by the geographical distribution of our pre-tax net earnings between our taxable and non-taxable jurisdictions. Under current Bermuda law, we are exempted from paying any taxes in Bermuda on income or capital gains until March 2035. The local expected rates for foreign taxes, in the table above, were computed as the sum of the calculations of pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable weighted-average statutory tax rate.
We have foreign operating subsidiaries and branch operations principally located in the United Kingdom, Australia, the United States and Continental Europe which are subject to federal, foreign, state and local taxes in those jurisdictions. We have undistributed earnings in these foreign subsidiaries which, if distributed as dividends or otherwise, may be subject to income or withholding taxes. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.

Deferred Tax Assets (Liabilities)
Deferred tax assets and liabilities reflect the tax effect of the differences between the financial reporting and income tax bases of assets and liabilities. Significant components of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$259,851	$255,151
Tax credits and other carryforwards	6,354	6,363
Insurance reserves	160,554	167,338
Lloyd's underwriting losses taxable in future periods	17,768	19,193
Provisions for bad debt	17,694	22,102
Other deferred tax assets	26,805	25,855
Gross deferred tax assets	489,026	496,002
Valuation allowance	(367,991)	(408,394)
Deferred tax assets	121,035	87,608
Deferred tax liabilities:
Unrealized gains on investments	(49,649)	(63,060)
Intangible assets	(20,895)	(18,000)
Other deferred tax liabilities	(22,044)	—
Deferred tax liabilities	(92,588)	(81,060)
Net deferred tax assets	$28,447	$6,548
As of December 31, 2015, we had net operating loss carry forwards that could be available to offset future taxable income, as follows:

Tax Jurisdiction	Loss Carryforwards	Tax effect	Expiration
United States	$522,366	$182,727	2022-2035
United Kingdom	333,814	66,763	None
Other	30,803	10,361	None
Assessment of Valuation Allowance on Deferred Tax Assets
As of December 31, 2015 and 2014, we had deferred tax asset valuation allowances of $368.0 million and $408.4 million respectively related to foreign subsidiaries. The valuation allowances are maintained primarily due to the inability to demonstrate that it was more likely than not that the related deferred tax assets would be realized. The change in the valuation allowance is due primarily to the reduction in gross deferred tax assets partially offset by the change in net operating loss carryforwards.
The realization of deferred tax assets is dependent on generating sufficient taxable income in future periods in which the tax benefits are deductible or creditable. Taxes are determined and assessed jurisdictionally by legal entity or by filing group. Certain jurisdictions require or allow combined or consolidated tax filings. We have estimated future taxable income of our foreign subsidiaries and provided a valuation allowance in respect of those assets where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. Our assessment weighs both positive and negative evidence and considers the extent to which the evidence can be objectively verified. When negative evidence outweighs positive evidence then it can be difficult to support a conclusion that a valuation allowance is not needed. We consider the following evidence: (i) net earnings or losses in recent years; (ii) the future sustainability and likelihood of positive net earnings of our subsidiaries; (iii) the carryforward periods of tax losses including the effect of reversing temporary differences; and (iv) tax planning strategies.

Uncertainty in Income Taxes
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2015	2014	2013
Balance, beginning of year	$—	$2,249	$5,821
Gross increases — tax positions related to prior years	—	—	114
Gross decreases — tax positions related to prior years	—	—	(3,346)
Lapse of statute of limitations	—	(2,249)	(340)
Balance, end of year	$—	$—	$2,249
We recognize accrued interest and penalties related to unrecognized tax benefits as a part of income tax expense. During the years ended December 31, 2015, 2014 and 2013, we recognized a benefit for the reversal of interest and penalties related to unrecognized tax benefits due to the expiration of the statute of limitations in the amount of $2.2 million, $nil and $0.2 million, respectively. We had approximately $nil, $nil and $0.7 million accrued for the payment of interest and penalties related to unrecognized tax benefits at December 31, 2015, 2014 and 2013, respectively.
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. Tax authorities may propose adjustments to our income taxes. Listed below are the tax years that remain subject to examination by major tax jurisdiction as of December 31, 2015:

Major Tax Jurisdiction	Open Tax Years
United States	2012-2014
United Kingdom	2012-2014
Australia	2009-2014

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Following several private transactions occurring from May 2012 to July 2012, Trident acquired 1,350,000 of our Voting Ordinary Shares (which now constitutes approximately 8.4% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC ("Stone Point"), the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of December 31, 2015, we have included $417.7 million (December 31, 2014: $374.6 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at December 31, 2015, we have investments in four funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the four funds was $237.9 million and $202.6 million as of December 31, 2015 and December 31, 2014, respectively, while the fair value of our investment in the registered investment company was $21.0 million and $25.6 million as at December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015 and 2014, we recognized net realized and unrealized losses of $0.1 million and $0.7 million respectively, in respect of the fund investments and net realized and unrealized losses of $4.7 million and $1.2 million, respectively, in respect of the registered investment company investment. For the years ended December 31, 2015 and 2014, we recognized interest income of $2.8 million and $0.7 million in respect of the registered investment company.
We also have separate accounts, with a balance of $157.8 million and $127.8 million as at December 31, 2015 and 2014, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.4 million and $0.1 million in management fees for the year ended December 31, 2015 and 2014, respectively.
During 2015, we received investment-related consulting services from a firm in which Trident V is a minority investor. We incurred approximately $0.4 million in expenses for these services for the twelve months ended December 31, 2015.
In addition, we are invested in two funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as director. The fair value of our investments in Sound Point Capital funds was $34.5 million and $39.9 million as of December 31, 2015 and December 31, 2014, respectively. For the years ended December 31, 2015 and 2014, we have recognized net realized and unrealized gains of $0.6 million and $0.8 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $18.2 million and $10.0 million as at December 31, 2015 and December 31, 2014, respectively. For the year ended December 31, 2015, we recognized net realized and unrealized losses of $3.6 million and interest income of $3.4 million. No income was recognized in respect of these investments for 2014.
During 2015 we opened a separate account managed by Sound Point Capital, with a balance of $53.5 million as at December 31, 2015, with respect to which we incurred approximately $0.1 million in management fees for the year ended December 31, 2015.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fees charged pursuant to investments affiliated with entities owned by Trident or Sound Point Capital were on an arm's-length basis.
Goldman Sachs & Co.
Affiliates of Goldman Sachs own approximately 4.1% of our Voting Ordinary Shares and 100% of our Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to the Board of Directors in connection with Goldman Sachs’ investment in Enstar. As of December 31, 2015 and December 31, 2014, we had investments in two funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $39.6 million and $36.3 million, respectively. As of December 31, 2015 and December 31, 2014, we had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited which had a fair value of $44.6 million and $25.1 million, respectively. Goldman Sachs affiliates have an approximately 38% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which we have invested. For the years ended December 31, 2015 and 2014, we recognized net realized and unrealized gains of $24.1 million and $7.0 million, respectively, in respect of the Goldman Sachs-affiliated investments.
During 2015, a Goldman Sachs affiliate began providing investment management services to one of our subsidiaries. Our interests are held in accounts managed by affiliates of Goldman Sachs, with a balance of $695.8 million as at December 31, 2015, with respect to which we incurred approximately $0.6 million in management fees for the year ended December 31, 2015.
Fees charged pursuant to investments with affiliates of Goldman Sachs were on an arm's-length basis.
CPPIB
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re (described in Note 2 - "Acquisitions"), on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, "First Reserve", and the transaction, the "CPPIB-First Reserve Transaction"). These shares constitute a 9.3% voting interest and a 9.9% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. CPPIB has also signed a definitive agreement to acquire additional voting shares that would increase its ownership in Enstar to a 13.9% voting interest and a 13.8% aggregate economic interest, subject to regulatory approval.
We also have a pre-existing reinsurance recoverable from a company later acquired by Wilton Re, which was carried on our balance sheet at $12.2 million as of December 31, 2015.
20. DIVIDEND RESTRICTIONS AND STATUTORY REQUIREMENTS
Restrictions on the Payment of Dividends
Our ability to pay dividends to our shareholders is dependent upon the ability of our insurance and reinsurance subsidiaries to distribute capital and pay dividends to us. Our insurance and reinsurance subsidiaries are subject to certain regulatory restrictions on the distribution of capital and payment of dividends in the jurisdictions in which they operate as more fully described below. The restrictions are generally based on net income or levels of capital and surplus as determined in accordance with the relevant statutory accounting practices. Failure of these subsidiaries to meet their applicable regulatory requirements could result in restrictions on any distributions of capital or retained earnings and/or stricter regulatory oversight of the subsidiaries. In addition, our ability to pay dividends and make other forms of distributions is further limited by repayment obligations and financial covenants in our outstanding loan facility agreements.
As at December 31, 2015, the amount of consolidated retained earnings that was free of restrictions and therefore potentially available to be distributed to ordinary shareholders was $1.58 billion (2014: $1.40 billion). This amount is held primarily within our insurance and reinsurance subsidiaries and represents retained earnings held in those companies in excess of their minimum regulatory requirements. Although these amounts are in excess of statutory minimums, regulators may nonetheless further restrict distributions, and therefore actual amounts available for distribution to shareholders are likely to be significantly less. In addition, we do not intend to pay dividends on our ordinary shares, as we intend to reinvest any distributions from our subsidiaries back into the business, primarily to fund future acquisitions.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statutory Requirements
Our insurance and reinsurance subsidiaries prepare their statutory financial statements in conformity with statutory accounting practices prescribed or permitted by the applicable local regulatory authority. The statutory financial statements may vary materially from statements prepared in accordance with U.S. GAAP.
The statutory capital and surplus amounts for the years ended December 31, 2015 and 2014 and statutory net income amounts for the years ended December 31, 2015, 2014 and 2013 for our insurance and reinsurance subsidiaries based in Bermuda, the United Kingdom, Australia, the United States and Continental Europe were as follows:

	Statutory Capital and Surplus
	Minimum Required		Actual		Statutory Income
	2015	2014	2015	2014	2015	2014	2013
Bermuda	$510,773	$315,870	$1,767,172	$1,509,433	$147,883	$41,750	$103,852
U.K.	$61,819	$76,475	$629,208	$519,227	$113,296	$107,030	$76,685
Australia	$44,921	$63,174	$74,080	$68,840	$10,789	$6,271	$19,131
U.S.	$147,538	$154,732	$756,543	$822,336	$14,964	$91,576	$4,725
Europe	$44,126	$29,946	$211,458	$182,573	$1,856	$11,959	$11,035
Certain material aspects of these laws and regulations as they relate to solvency, dividends and capital and surplus are summarized below.
Bermuda
Our Bermuda-based insurance and reinsurance subsidiaries are registered under the Insurance Act 1978 of Bermuda and related regulations, as amended (the "Insurance Act"). The Insurance Act imposes certain solvency and liquidity standards and auditing and reporting requirements and grants the Bermuda Monetary Authority (the "BMA") powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies.
The Insurance Act requires that our Bermuda-based insurance and reinsurance subsidiaries maintain certain solvency and liquidity standards. The minimum liquidity ratio requires that the value of relevant assets must not be less than 75% of the amount of relevant liabilities. The minimum solvency margin, which varies depending on the class of the insurer, is determined as a percentage of either net reserves for losses and LAE or premiums or pursuant to a risk-based capital measure. Our Bermuda subsidiaries with commercial insurance licenses are required to maintain a minimum statutory capital and surplus (Enhanced Capital Requirement or "ECR") at least equal to the greater of a minimum solvency margin or the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR is calculated based on a standard risk-based capital model developed by the BMA.
Each of our regulated Bermuda insurance and reinsurance subsidiaries would be prohibited from declaring or paying any dividends if it were in breach of its minimum solvency margin (which is a function of outstanding losses) or liquidity ratio (which is a function of relevant assets) or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. In addition, each of our regulated Bermuda insurance and reinsurance subsidiaries is prohibited, without the prior approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s statutory financial statements. Our Bermuda insurance companies that are in run-off are required to seek regulatory approval for any dividends or distributions.
As of December 31, 2015 and 2014, each of our Bermuda-based insurance and reinsurance subsidiaries exceeded their respective minimum solvency and liquidity requirements. The Bermuda insurance and reinsurance subsidiaries in aggregate exceeded minimum solvency requirements by $1.26 billion as of December 31, 2015 (2014: $1.19 billion) and exceeded minimum liquidity requirements by $1.18 billion as of December 31, 2015 (2014: $928.5 million).
The BMA also acts as group supervisor to Enstar. On an annual basis, we are required to file group statutory financial statements, a group statutory financial return, a group capital and solvency return, audited group financial statements and a Group Solvency Self-Assessment ("GSSA") with the BMA. The GSSA is designed to document our perspective on the capital resources necessary to achieve our business strategies and remain solvent, and to provide the BMA with insights on our risk management, governance procedures and documentation related to this process.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are required to maintain available group statutory capital and surplus in an amount that is at least equal to the group enhanced capital requirement ("Group ECR"). The BMA has also established a group target capital level equal to 120% of the Group ECR.
United Kingdom
Our U.K. based insurance subsidiaries are regulated by the U.K. Prudential Regulatory Authority (the "PRA") and the Financial Conduct Authority (the "FCA"), which together replaced the Financial Services Authority effective April 1, 2013 (the PRA and FCA collectively, the "U.K. Regulator").
Our U.K.-based insurance subsidiaries are required to maintain adequate financial resources in accordance with the requirements of the U.K. Regulator. The calculation of the minimum capital resources requirements in any particular case depends on, among other things, the type and amount of insurance business written and claims paid by the insurance company. As at December 31, 2015 and 2014, all of our U.K. insurance subsidiaries maintained capital in excess of the minimum capital resources requirements (or received a waiver from the U.K. Regulator from the requirement to remedy any shortfall) and complied with the relevant U.K. Regulator requirements. The U.K.-based insurance subsidiaries, in aggregate, maintained capital in excess of the minimum capital resources requirements by $567.4 million and $442.8 million as of December 31, 2015 and 2014, respectively.
In addition, until January 1, 2016, the U.K. Regulator’s Individual Capital Adequacy Standards framework ("ICAS framework"), required insurance companies to carry out various capital modeling and risk management exercises in order to calculate a company-specific Individual Capital Assessment amount ("ICA amount"), which was the company’s internal calculation of its capital requirements under the ICAS framework. For companies in run-off, the U.K. Regulator typically required specific loadings to be applied to a company’s ICA (as stipulated by the U.K. Regulator) in order to calculate a company’s Individual Capital Guidance (ICG), which represents the amount of capital a company was required to hold at all times such that there would be no material risk that its policyholder liabilities could not be met as they fell due.
The Solvency II framework directive took effect on January 1, 2016, although our U.K. subsidiaries had been preparing for compliance in the years leading up to its effectiveness. Solvency II sets out new E.U.-wide requirements on capital adequacy and risk management for insurers with the aim of further increasing policyholder protection, instilling greater risk awareness and improving the international competitiveness of E.U. insurers. In place of the ICAS framework, insurers must now comply with a Solvency Capital Requirement ("SCR"), which is calculated using either the Solvency II standard formula or a bespoke internal model. Our non-Lloyd's U.K. companies intend to use the standard formula.
The U.K. Regulator’s rules require our U.K. insurance subsidiaries to obtain regulatory approval for any proposed or actual payment of a dividend. Until January 1, 2016, the U.K. Regulator used the ICG and the estimated SCR when assessing requests to make distributions. From January 1, 2016, the U.K. Regulator uses the SCR, among other tests, when assessing requests to make distributions.
Lloyd’s
As of December 31, 2015, we participated in the Lloyd’s market through our interests in: (i) Atrium’s Syndicate 609, which is managed by Atrium Underwriters Limited, a Lloyd's managing agent, and the Atrium corporate member; (ii) StarStone’s Syndicate 1301, which is managed by StarStone Underwriting Limited ("SUL"), a Lloyd’s managing agent, and the StarStone corporate member; and (iii) Syndicate 2008, a wholly aligned syndicate that has permission to underwrite RITC business and other run-off or discontinued business type transactions with other Lloyd’s syndicates, and its corporate member. During 2015, SUL assumed the role of managing agent for Syndicate 2008 in place of Shelbourne Syndicate Services Limited as we streamlined our organizational structure and combined Shelbourne and StarStone resources into one agency.
The underwriting capacity of a member of Lloyd’s is supported by providing Funds at Lloyd’s, as described in Note 5 - "Investments." Business plans, including maximum underwriting capacity, for Lloyd’s syndicates requires annual approval by the Lloyd’s Franchise Board, which may require changes to any business plan or additional capital to support underwriting plans.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Lloyd’s market has applied the Solvency II internal model under Lloyd’s supervision, and our Lloyd’s operations are required to meet Solvency II standards. Effective January 1, 2016, Lloyd's received approval from the PRA to use its internal model under the Solvency II regime.
Australia
Our Australian insurance subsidiary is regulated and subject to prudential supervision by the Australian Prudential Regulation Authority ("APRA"). APRA is the primary regulatory body responsible for regulating compliance with the Insurance Act 1973. APRA’s prudential standards require that all insurers maintain and meet prescribed capital adequacy requirements to enable their insurance obligations to be met under a wide range of circumstances.
An insurer must obtain APRA’s written consent prior to making any capital releases, including any payment of dividends in excess of current year earnings. Our insurance subsidiary must provide APRA a valuation prepared by an appointed actuary that demonstrates that the tangible assets of the insurer, after the proposed capital reduction, are sufficient to cover its insurance liabilities to a 99.5% level of sufficiency of capital before APRA will consent to a capital release or dividend. As of December 31, 2015 and 2014, our Australian-based insurance subsidiary exceeded the required 99.5% level of sufficiency by $29.2 million and $5.7 million, respectively.
United States
Our U.S. non-life run-off and active underwriting insurance and reinsurance subsidiaries are subject to the insurance laws and regulations of the states in which they are domiciled, licensed and/or eligible to conduct business. These laws restrict the amount of dividends the subsidiaries can pay to us. The restrictions are generally based on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements of the individual domiciliary states or states in which any of the insurance or reinsurance subsidiaries are domiciled. Generally, prior regulatory approval must be obtained before an insurer may pay a dividend or make a distribution above a specified level.
The U.S. subsidiaries are required to file annual statements with insurance regulatory authorities prepared on a statutory basis prescribed or permitted by such authorities. Statutory accounting principles differ from U.S. GAAP in the treatment of various items, including treatment of deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. For all of our U.S. insurance and reinsurance subsidiaries, with the exception of one subsidiary which has a permitted accounting practice to treat an adverse development cover reinsurance agreement as prospective reinsurance, there are no prescribed or permitted statutory accounting practices that differ significantly from the statutory accounting principles established by the National Association of Insurance Commissioners ("NAIC"). The U.S. insurance and reinsurance subsidiaries are also required to maintain minimum levels of solvency and liquidity as determined by law, and to comply with risk-based capital requirements and licensing rules.
As of December 31, 2015, all of our U.S. non-life insurance and reinsurance subsidiaries exceeded their required levels of risk-based capital. On an aggregate basis, our U.S. non-life insurance and reinsurance subsidiaries exceeded their minimum levels of risk-based capital as of December 31, 2015 by $528.3 million (December 31, 2014: $549.1 million).
Europe
Our Swiss insurance subsidiary, Harper Insurance Limited, is regulated by the Swiss Financial Market Supervisory Authority ("FINMA") pursuant to the Insurance Supervisory Act 2004. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I and Swiss Solvency Test regulations ("SST") as stipulated by the Insurance Supervisory Act. From January 1, 2016, Switzerland has been granted full Solvency II equivalence by the European Commission.
As of December 31, 2015 and 2014, this subsidiary exceeded the Solvency I requirements by $111.0 million (2014: $119.2 million) and exceeded the SST requirements by $94.8 million (2014: $85.3 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires FINMA’s approval. The solvency and capital requirements must continue to be met following any distribution.
Our Liechtenstein insurance subsidiary (StarStone Insurance Europe AG) is regulated by the Liechtenstein Financial Market Authority ("FMA") pursuant to the Liechtenstein Insurance Supervisory Act. This subsidiary is obligated

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to maintain a minimum solvency margin based on the Solvency I regulations. As of December 31, 2015, this subsidiary exceeded the Solvency I requirements by $20.4 million (2014: $20.0 million). The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings, the current year profit and legal reserves. Any dividend exceeding the current year profit requires the FMA’s approval. The solvency and capital requirements must continue to be met following any distribution. From January 1, 2016, revised Liechtenstein regulations provide that solvency and capital requirements for this subsidiary will be based on the Solvency II framework.
Life and Annuities - United States/Canada
Our life and annuities subsidiaries file financial statements with state insurance regulatory authorities and the NAIC in the United States and the Office of Superintendent of Financial Institutions ("OSFI") in Canada (as a result of one of our subsidiaries having a Canadian branch operation). Such statements are prepared in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by such authorities which may vary materially from U.S. GAAP. SAP includes the Accounting Practices and Procedures Manual of the NAIC as well as other laws, regulations and administrative rules promulgated by the state insurance departments. SAP encompasses all accounting practices not so prescribed. The principal differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP are that statutory financial statements do not reflect deferred acquisition costs, some bond portfolios may be carried at amortized cost, assets and liabilities are presented net of reinsurance, contract holder liabilities are generally valued using more conservative assumptions and certain assets are non-admitted. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the U.S. GAAP basis financial statements for comparable items.
Our life and annuity companies are subject to certain Risk-Based Capital ("RBC") requirements as specified by the NAIC and OSFI. RBC is used to evaluate the adequacy of capital and surplus maintained by our life and annuities companies in relation to risks associated with: (i) asset risk; (ii) insurance risk; (iii) interest rate risk and (iv) business risk.
As of December 31, 2015 and 2014, our life and annuities subsidiaries exceeded their minimum RBC requirements by $80.8 million (2014: $107.6 million). These subsidiaries are restricted by state laws and regulations as to the amount of dividends they may pay to their parent without regulatory approval in any year, the purpose of which is to protect affected insurance policyholders, depositors or investors. Any dividends in excess of limits are deemed "extraordinary" and require approval. As of December 31, 2015 and 2014, the maximum dividend payout which may be made without prior approval is $0.5 million (2014: $11.9 million).
Life and Annuities - Europe
Our Irish life insurance subsidiary files its audited financial statements with the Companies Registration Office in Ireland. The financial statements are prepared in accordance with the provisions of the Companies Act, 1963 to 2013, and the European Communities (Insurance Undertakings: Accounts) Regulations, 1996.
The financial statements of this subsidiary are prepared in accordance with applicable accounting standards under the historical cost convention, as modified by the revaluation of investments, and comply with financial reporting standards of the Accounting Standards Board, as promulgated by the Institute of Chartered Accountants in Ireland.
In addition, this subsidiary files audited regulatory returns with the Central Bank of Ireland. The returns are prepared in accordance with the European Communities (Life Assurance) Framework Regulations, 1994. This subsidiary has exceeded the minimum required solvency margin as at December 31, 2015 and 2014 by $17.1 million and $13.3 million, respectively. The subsidiary cannot make any distributions without the prior approval of the Central Bank of Ireland, and any such payments must be paid within six months of the most recent actuarial investigation, the purpose of which is to ensure that the subsidiary’s insurance policyholders are not negatively affected.
Our Belgian insurance subsidiary, Alpha, is regulated by the National Bank of Belgium ("BNB") pursuant to the Supervision Law of 1975. This subsidiary is obligated to maintain a minimum solvency margin based on the Solvency I regulations. As of December 31, 2015, this subsidiary exceeded the Solvency I requirements by $18.8 million. The amount of dividends that this subsidiary is permitted to distribute is restricted to freely distributable reserves, which consist of retained earnings and the current year profits. The solvency and capital requirements must continue to be met following any distribution. From January 1, 2016, revised Belgian regulations provide that solvency and capital requirements for this subsidiary will be based on the Solvency II framework.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted net assets of consolidated subsidiaries
As at December 31, 2015, the total amount of net assets of our consolidated subsidiaries that were restricted was $1.24 billion (2014: $1.23 billion).
21. COMMITMENTS AND CONTINGENCIES
Concentration of Credit Risk
We believe that there are no significant concentrations of credit risk associated with our cash and cash equivalents, fixed maturity investments, or other investments. Cash, cash equivalents and fixed maturity investments are managed pursuant to guidelines that follow prudent standards of diversification and limit the allowable holdings of a single issue and issuers. Other investments are managed pursuant to guidelines that emphasize diversification and liquidity. Pursuant to these guidelines, we manage and monitor risk across a variety of investment funds and vehicles, markets and counterparties. We are also subject to custodial credit risk on our fixed maturity and equity investments, which we manage by diversifying our holdings amongst large financial institutions that are highly regulated.
We have exposure to credit risk on certain of our assets pledged to ceding companies under insurance contracts. In addition, we are potentially exposed should any insurance intermediaries be unable to fulfill their contractual obligations with respect to payments of balances owed to and by us.
Credit risk exists in relation to our reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 8 - "Reinsurance Balances Recoverable."
We limit the amount of credit exposure to any one counterparty and none of our counterparty credit exposures, excluding U.S. Government instruments, exceeded 10% of shareholders’ equity as of December 31, 2015.
Operating Leases
We lease office space under operating leases expiring in various years through 2024. The leases are renewable at our option under certain circumstances. The following is a schedule of future minimum rental payments on non-cancelable leases as of December 31, 2015:

2016	$11,481
2017	8,225
2018	7,506
2019	4,868
2020	1,928
2021 and beyond	4,252
$38,260
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $11.1 million, $10.2 million and $5.5 million, respectively.
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

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unfunded Investment Commitments
As at December 31, 2015, we had original commitments to investment funds of $375.0 million, of which $234.8 million has been funded, and $140.2 million remains outstanding as an unfunded commitment.
Guarantees
As at December 31, 2015 and 2014, parental guarantees supporting subsidiaries' insurance obligations were $334.2 million and $238.6 million, respectively. The increase relates to new transactions during 2015 as described in Note 3 - "Acquisitions" and Note 4 - "Significant New Business."
Acquisitions and Significant New Business
The second installment of $83.9 million in respect of our acquisition of Wilton Re life settlements is due to be paid on May 5, 2016. This transaction is described in Note 3 - "Acquisitions."
On February 17, 2016, we entered into a reinsurance agreement with Allianz. The agreement is described in Note 4 - "Significant New Business."
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right") and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 19 - "Related Party Transactions." Dowling has a right to participate if Trident exercises its put right.

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. SEGMENT INFORMATION
We monitor and report our results of operations in four segments: Non-life Run-off, Atrium, StarStone and Life and Annuities. These segments are described in Note 1 - "Description of Business."
Atrium and StarStone, our active underwriting operations, are reported as separate segments because they are managed and operated in separate and distinct manners. Atrium’s senior management runs its day-to-day operations with limited involvement of our senior management, whereas our senior management and employees are involved in StarStone’s day-to-day operations. Atrium employees are not involved in the management or strategy of StarStone, nor are StarStone employees involved in the management or strategy of Atrium. Atrium and StarStone are monitored and reported upon separately and distinctly and their strategies and business plans are determined independently of each other.
The following tables set forth selected and consolidated statement of earnings results by segment for the years ended December 31, 2015, 2014, 2013:

	2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$44,369	$134,675	$573,146	$86,881	$—	$839,071
Fees and commission income	21,366	28,352	—	—	(13,813)	35,905
Net investment income	84,185	2,225	15,937	56,541	(1,234)	157,654
Net realized and unrealized gains (losses)	(31,193)	252	(9,784)	(527)	—	(41,252)
Other income	29,293	359	676	7,691	—	38,019
	148,020	165,863	579,975	150,586	(15,047)	1,029,397
EXPENSES
Net incurred losses and LAE	(270,830)	47,479	327,684	—	—	104,333
Life and annuity policy benefits	—	—	—	96,926	—	96,926
Acquisition costs	8,860	45,509	109,347	13,714	—	177,430
Salaries and benefits	148,592	16,739	68,439	4,818	—	238,588
General and administrative expenses	90,397	14,871	57,693	11,865	(13,813)	161,013
Interest expense	14,565	4,264	6	1,802	(1,234)	19,403
Net foreign exchange losses (gains)	4,372	213	(480)	(560)	—	3,545
	(4,044)	129,075	562,689	128,565	(15,047)	801,238
EARNINGS BEFORE INCOME TAXES	152,064	36,788	17,286	22,021	—	228,159
INCOME TAXES	(12,570)	(5,968)	5,888	(5,168)	—	(17,818)
NET EARNINGS	139,494	30,820	23,174	16,853	—	210,341
Less: Net losses (earnings) attributable to noncontrolling interest	33,722	(14,262)	(9,510)	—	—	9,950
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$173,216	$16,558	$13,664	$16,853	$—	$220,291

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2014
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$31,168	$135,945	$373,633	$105,704	$—	$646,450
Fees and commission income	19,342	26,176	—	32	(12,471)	33,079
Net investment income	57,899	1,748	5,321	37,656	(1,218)	101,406
Net realized and unrealized gains	48,030	41	2,136	12,412	—	62,619
Other income	13,310	223	616	1,814	—	15,963
	169,749	164,133	381,706	157,618	(13,689)	859,517
EXPENSES
Net incurred losses and LAE	(264,711)	55,428	218,429	—	—	9,146
Life and annuity policy benefits	—	—	—	108,046	—	108,046
Acquisition costs	8,393	43,417	65,734	15,029	—	132,573
Salaries and benefits	127,776	20,142	55,846	7,458	—	211,222
General and administrative expenses	70,287	14,779	57,498	11,177	(12,471)	141,270
Interest expense	7,493	5,429	—	1,218	(1,218)	12,922
Net foreign exchange losses (gains)	8,015	(1,559)	945	(1,441)	—	5,960
	(42,747)	137,636	398,452	141,487	(13,689)	621,139
EARNINGS (LOSS) BEFORE INCOME TAXES	212,496	26,497	(16,746)	16,131	—	238,378
INCOME TAXES	622	(5,092)	(1,130)	(5,542)	—	(11,142)
NET EARNINGS (LOSS)	213,118	21,405	(17,876)	10,589	—	227,236
Less: Net losses (earnings) attributable to noncontrolling interest	(9,836)	(10,974)	7,323	—	—	(13,487)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$203,282	$10,431	$(10,553)	$10,589	$—	$213,749

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$112,611	$32,212	$—	$94,984	$—	$239,807
Fees and commission income	12,785	2,708	—	—	(2,676)	12,817
Net investment income	61,925	486	—	28,965	(1,456)	89,920
Net realized and unrealized gains (losses)	79,368	542	—	(9,259)	—	70,651
Other income	2,123	35	—	1,217	—	3,375
	268,812	35,983	—	115,907	(4,132)	416,570
EXPENSES
Net incurred losses and LAE	(182,975)	19,303	—	—	—	(163,672)
Life and annuity policy benefits	—	—	—	78,354	—	78,354
Acquisition costs	14,379	—	—	8,820	—	23,199
Salaries and benefits	117,141	2,676	—	4,799	—	124,616
General and administrative expenses	67,979	2,716	2,554	16,039	(2,676)	86,612
Interest expense	12,057	332	—	1,456	(1,456)	12,389
Net foreign exchange losses (gains)	(5,909)	1,364	18	158	—	(4,369)
	22,672	26,391	2,572	109,626	(4,132)	157,129
EARNINGS (LOSS) BEFORE INCOME TAXES	246,140	9,592	(2,572)	6,281	—	259,441
INCOME TAXES	(34,191)	(185)	—	(1,243)	—	(35,619)
NET EARNINGS	211,949	9,407	(2,572)	5,038	—	223,822
Less: Net losses (earnings) attributable to noncontrolling interest	(12,076)	(4,170)	1,028	—	—	(15,218)
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$199,873	$5,237	$(1,544)	$5,038	$—	$208,604

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Premiums Written by Geographical Area
The following table summarizes our gross premiums written for the year ended December 31, 2015 by each of our operating segments by geographic area. Geographic distribution in subsequent years is subject to variation based upon market conditions and business strategies.

	Non-life Run-off		Atrium		StarStone		Life and Annuities		Total
	Total	%	Total	%	Total	%	Total	%	Total	%
	(In thousands of U.S. dollars, except percentages)
United States	$38,704	100.0%	$82,821	55.5%	$526,981	63.9%	$77,657	83.7%	$726,163	65.7%
United Kingdom	—	—%	8,774	5.9%	81,200	9.8%	1,090	1.2%	91,064	8.2%
Europe	—	—%	8,729	5.8%	109,058	13.2%	1,793	1.9%	119,580	10.8%
Asia	—	—%	7,889	5.3%	33,756	4.1%	—	—%	41,645	3.8%
Rest of World	—	—%	40,869	27.5%	73,719	9.0%	12,237	13.2%	126,825	11.5%
Total	$38,704	100.0%	$149,082	100.0%	$824,714	100.0%	$92,777	100.0%	$1,105,277	100.0%
In our Non-life Run-off segment, excluding net premiums earned, our revenues from external customers also included fees and commission income from management, consulting and other services through our subsidiaries located in Bermuda, the United States, the United Kingdom and Australia. We have not quantified these amounts by geographic area as the revenues are not significant.
In our Atrium segment, excluding net premiums earned, revenues included fees and commissions earned primarily in the United Kingdom, although Atrium also has offices in the United States, Canada and Singapore.
Assets by Segment
Invested assets are managed on a subsidiary by subsidiary basis, and investment income and realized and unrealized gains on investments are recognized in each segment as earned. Our total assets as at December 31, 2015 and 2014 by segment were as follows (the elimination items include the elimination of intersegment assets):

	2015	2014
Total assets:
Non-life Run-off	$7,629,184	$5,936,187
Atrium	555,621	598,037
StarStone	2,778,275	2,876,734
Life and annuities	1,734,945	1,344,593
Less:
Eliminations	(865,893)	(818,666)
	$11,832,132	$9,936,885

ENSTAR GROUP LIMITED
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23. UNAUDITED CONDENSED QUARTERLY FINANCIAL DATA

	December 31,		September 30,		June 30,		March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
INCOME
Net premiums earned	$197,091	$171,889	$231,051	$195,987	$212,023	$216,916	$198,906	$61,658
Fees and commission income	6,317	11,771	8,977	6,801	9,131	7,509	11,480	6,998
Net investment income	51,599	24,889	40,286	25,706	34,779	26,485	30,990	24,326
Net realized and unrealized gains (losses)	(57,893)	7,971	(15,130)	(18,336)	(11,249)	38,411	43,020	34,573
Other income	20,519	6,499	2,883	2,278	11,714	7,164	2,903	22
	217,633	223,019	268,067	212,436	256,398	296,485	287,299	127,577
EXPENSES
Net incurred losses and loss adjustment expenses	(64,062)	(56,085)	32,359	17,533	65,900	59,749	70,136	(12,051)
Life and annuity policy benefits	23,000	4,309	22,989	26,549	28,090	50,379	22,847	26,809
Acquisition costs	55,980	55,419	49,806	36,261	37,094	27,732	34,550	13,161
Salaries and benefits	72,685	69,624	55,440	54,525	52,691	55,683	57,772	31,390
General and administrative expenses	36,020	40,804	44,895	41,039	41,272	37,177	38,826	22,250
Interest expense	5,368	2,352	5,156	3,307	4,876	3,529	4,003	3,734
Net foreign exchange losses (gains)	7,005	(1,476)	(841)	6,365	2,452	(525)	(5,071)	1,596
	135,996	114,947	209,804	185,579	232,375	233,724	223,063	86,889
EARNINGS BEFORE INCOME TAXES	81,637	108,072	58,263	26,857	24,023	62,761	64,236	40,688
INCOME TAXES	11,004	10,246	(12,262)	(5,660)	(5,816)	(8,452)	(10,744)	(7,276)
NET EARNINGS	92,641	118,318	46,001	21,197	18,207	54,309	53,492	33,412
Less: Net losses (earnings) attributable to noncontrolling interest	19,216	(12,378)	3,041	5,232	(3,662)	(2,516)	(8,645)	(3,825)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$111,857	$105,940	$49,042	$26,429	$14,545	$51,793	$44,847	$29,587
EARNINGS PER SHARE —BASIC:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$5.80	$5.66	$2.55	$1.38	$0.76	$2.78	$2.33	$1.79
EARNINGS PER SHARE — DILUTED:
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$5.75	$5.62	$2.53	$1.37	$0.75	$2.68	$2.32	$1.77

SCHEDULE I
ENSTAR GROUP LIMITED
SUMMARY OF INVESTMENTS OTHER THAN INVESTMENTS IN RELATED PARTIES
As of December 31, 2015
(Expressed in thousands of U.S. Dollars)

Type of investment	Cost (1)	Fair Value	Amount at which shown in the balance sheet
Fixed maturity securities and short-term investments — Trading:
U.S. government and agency	$751,512	$750,957	$750,957
Non-U.S. government	367,887	359,002	359,002
Corporate	2,667,290	2,631,682	2,631,682
Municipal	22,364	22,247	22,247
Residential mortgage-backed	394,010	391,247	391,247
Commercial mortgage-backed	286,373	284,575	284,575
Asset-backed	659,396	638,434	638,434
Total	5,148,833	5,078,144	5,078,144
Fixed maturity securities — Held-to-maturity:
U.S. government and agency	19,771	19,321	19,771
Non-U.S. government	40,503	39,058	40,503
Corporate	730,592	710,692	730,592
Total	790,866	769,069	790,866
Fixed maturity securities and short-term investments — Available-for-sale
U.S. government and agency	25,102	24,841	24,841
Non-U.S. government	89,631	85,784	85,784
Corporate	182,773	180,384	180,384
Municipal	5,959	5,927	5,927
Residential mortgage-backed	665	715	715
Asset-backed	4,660	4,650	4,650
Total	308,789	302,301	302,301
Equities(2)	—	94,988	94,988
Other investments, at fair value(3)	—	659,261	659,261
Other investments, at cost	133,071	130,268	133,071
Total	$6,381,559	$7,034,031	$7,058,630

(1)	Original cost of fixed maturity securities is reduced by repayments and adjusted for amortization of premiums or accretion of discounts.

(2)
The difference in the amount of equities shown at fair value and the equities shown in our consolidated balance sheet relates to the fair value of $21.0 million as of December 31, 2015 for our investment in a registered investment company affiliated with entities owned by Trident. Refer to Note 19 of the notes to the consolidated financial statements.

(3)
The difference in the amount of other investments shown at fair value and the other investments shown in our consolidated balance sheet relates to the fair value of $374.8 million as of December 31, 2015 for our other investments in funds or companies owned by or affiliated with certain related parties. Refer to Note 19 of the notes to the consolidated financial statements.

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Balance Sheets - Parent Company Only
As of December 31, 2015 and 2014

	2015	2014
	(in thousands of U.S. dollars, except share data)
ASSETS
Cash and cash equivalents	$4,552	$21,671
Balances due from subsidiaries	489,873	432,312
Investments in subsidiaries	2,674,084	2,216,078
Other assets	7,812	320
TOTAL ASSETS	$3,176,321	$2,670,381
LIABILITIES
Loans payable	$485,836	$203,627
Balances due to subsidiaries	160,854	156,107
Other liabilities	12,759	5,797
TOTAL LIABILITIES	659,449	365,531
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2015 and 2014: 156,000,000):
Ordinary shares (issued and outstanding 2015: 16,133,334; 2014: 15,761,365)	16,133	15,761
Non-voting convertible ordinary shares:
Series A (issued 2015 and 2014: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2015 and 2014: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2015: 404,771; 2014: 714,015)	405	714
Treasury shares at cost (Series A non-voting convertible ordinary shares 2015 and 2014: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,373,044	1,321,715
Accumulated other comprehensive loss	(35,162)	(12,686)
Retained earnings	1,578,312	1,395,206
Total Enstar Group Limited Shareholders’ Equity	2,516,872	2,304,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,176,321	$2,670,381

See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Earnings - Parent Company Only
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands of U.S. dollars)
INCOME
Net investment income	$14,965	$11,865	$8,561
Dividend income from subsidiaries	1,000	21,952	27,118
	15,965	33,817	35,679
EXPENSES
Salaries and benefits	—	128	117
General and administrative expenses	50,349	43,113	15,747
Interest expense	8,693	8,201	10,475
Net foreign exchange losses (gains)	213	379	(1,696)
	59,255	51,821	24,643
EARNINGS (LOSS) BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(43,290)	(18,004)	11,036
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	263,581	231,753	197,568
NET EARNINGS	$220,291	$213,749	$208,604

Statements of Comprehensive Income - Parent Company Only
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands of U.S. dollars)
NET EARNINGS	$220,291	$213,749	$208,604
OTHER COMPREHENSIVE LOSS RELATING TO SUBSIDIARIES, NET OF TAX	(22,476)	(26,664)	(10,461)
COMPREHENSIVE INCOME	$197,815	$187,085	$198,143

See accompanying notes to the Condensed Financial Information of Registrant

SCHEDULE II
ENSTAR GROUP LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT - CONTINUED

Statements of Cash Flows - Parent Company Only
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net cash flows used in operating activities	$(81,384)	$(88,970)	$(174,868)
INVESTING ACTIVITIES:
Dividends and return of capital from subsidiaries	1,000	21,952	27,118
Contributions to subsidiaries	(218,935)	(50)	(100,071)
Net cash flows provided by (used in) investing activities	(217,935)	21,902	(72,953)
FINANCING ACTIVITIES:
Repayment of loans	(223,500)	(9,250)	—
Receipt of loans	505,700	70,000	95,000
Net cash flows provided by financing activities	282,200	60,750	95,000
NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,119)	(6,318)	(152,821)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	21,671	27,989	180,810
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,552	$21,671	$27,989
See accompanying notes to the Condensed Financial Information of Registrant

Notes to the Condensed Financial Information of Registrant
The Condensed Financial Information of Registrant should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included in Part II - Item 8 of this Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
Our wholly owned and majority owned subsidiaries are recorded based upon our proportionate share of our subsidiaries' net assets (similar to presenting them on the equity method).
Investing activities in the Condensed Statements of Cash Flows primarily represents the flow of funds to and from subsidiaries to provide cash on hand to fund acquisitions and significant new business. Net investment income relates to interest on loans to subsidiaries. For the years ended December 31, 2015, 2014, and 2013, interest paid was $13.0 million, $6.6 million, and $2.5 million, respectively.
As at December 31, 2015 and 2014, parental guarantees supporting subsidiaries' insurance obligations were $334.2 million and $238.6 million, respectively.
As at December 31, 2015 and 2014, retained earnings was $1,578.3 million and $1,395.2 million, an increase of $183.1 million. The increase in retained earnings was primarily attributable to net earnings of $220.3 million, partially offset by $37.2 million relating to the accretion of redeemable noncontrolling interests in subsidiaries to the estimated redemption value, which is fair value, as of December 31, 2015.

SCHEDULE III
ENSTAR GROUP LIMITED
SUPPLEMENTARY INSURANCE INFORMATION
(Expressed in thousands of U.S. Dollars)

	Deferred Acquisition Costs	Reserves for Losses and Loss Adjustment Expenses	Unearned Premiums	Policy Benefits for Life and Annuity Contracts	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses and Policy Benefits	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
2015
Non-life run-off	$1,788	$4,585,454	$27,792	$—	$44,369	$84,185	$(270,830)	$8,860	$257,926	$22,594
Atrium	16,326	201,017	59,808	—	134,675	2,225	47,479	45,509	36,087	134,580
StarStone	71,009	933,678	455,171	—	573,146	15,937	327,684	109,347	125,658	628,427
Life and annuities	—	—	—	1,304,697	86,881	56,541	96,926	13,714	17,925	86,395
Eliminations	—	—	—	—	—	(1,234)	—	—	(15,047)	—
Total	$89,123	$5,720,149	$542,771	$1,304,697	$839,071	$157,654	$201,259	$177,430	$422,549	$871,996
2014
Non-life run-off	$—	$3,435,010	$197	$—	$31,168	$67,432	$(264,711)	$8,393	$213,571	$10,272
Atrium	16,520	212,611	61,030	—	135,945	1,971	55,428	43,417	38,791	136,275
StarStone	45,186	861,800	406,706	—	373,633	9,714	218,429	65,734	114,289	399,174
Life and annuities	—	—	693	1,220,864	105,704	39,470	108,046	15,029	18,412	104,233
Eliminations	—	—	—	—	—	(1,218)	—	—	(13,689)	—
Total	$61,706	$4,509,421	$468,626	$1,220,864	$646,450	$117,369	$117,192	$132,573	$371,374	$649,954
2013
Non-life run-off	$—	$4,004,513	$1,199	$—	$112,611	$64,048	$(182,975)	$14,379	$191,268	$9,233
Atrium	16,744	215,392	65,804	—	32,212	521	19,303	—	9,660	30,104
Life and annuities	—	—	3,694	1,273,100	94,984	30,182	78,354	8,820	22,452	63,856
Eliminations	—	—	—	—	—	(1,456)	—	—	(4,132)	—
Total	$16,744	$4,219,905	$70,697	$1,273,100	$239,807	$93,295	$(85,318)	$23,199	$219,248	$103,193

SCHEDULE IV
ENSTAR GROUP LIMITED
REINSURANCE
For the Years Ended December 31, 2015, 2014 and 2013
(Expressed in thousands of U.S. Dollars)

	Gross	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2015
Life insurance in force	$11,341,727	$(2,916,911)	$4,967,356	$13,392,172	37.1%
Premiums earned:
Property and casualty	854,856	(283,489)	180,823	752,190	24.0%
Life and annuities	70,920	(6,382)	22,343	86,881	25.7%
Total premiums earned	$925,776	$(289,871)	$203,166	$839,071
2014
Life insurance in force	$13,880,064	$(3,348,634)	$5,392,314	$15,923,744	33.9%
Premiums earned:
Property and casualty	703,281	(217,383)	54,848	540,746	10.1%
Life and annuities	89,880	(8,921)	24,745	105,704	23.4%
Total premiums earned	$793,161	$(226,304)	$79,593	$646,450
2013
Life insurance in force	$15,670,436	$(3,824,429)	$5,837,708	$17,683,715	33.0%
Premiums earned:
Property and casualty	134,402	(11,651)	22,072	144,823	15.2%
Life and annuities	87,531	(8,131)	15,584	94,984	16.4%
Total premiums earned	$221,933	$(19,782)	$37,656	$239,807

SCHEDULE VI
ENSTAR GROUP LIMITED
SUPPLEMENTARY INFORMATION CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
As of and for the years ended December 31, 2015, 2014 and 2013
(Expressed in thousands of U.S. Dollars)

Affiliation with Registrant	Deferred Acquisition Costs	Reserves for Unpaid Losses and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income(1)	Net Losses and Loss Expenses Incurred		Net Paid Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Net Premiums Written
						Current Year	Prior Year
Consolidated Subsidiaries
2015	$89,123	$5,720,149	$542,661	$752,190	$102,347	$476,364	$(372,031)	$(781,889)	$163,716	$785,601
2014	61,706	4,509,421	467,933	540,746	64,968	327,817	(318,671)	(587,511)	117,544	545,721
2013	16,744	4,219,905	67,003	144,823	62,411	93,442	(257,114)	401,496	14,379	39,337

(1)
Prior period amounts have been reclassified to conform to the current period presentation. The current period presentation includes a new line for other income. For the years ended December 31, 2014 and 2013, we have reclassified $14.1 million and $2.2 million, respectively, from net investment income to other income in relation to our property/casualty insurance operations. These reclassifications had no impact on net earnings.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the SEC's rules and forms, and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Management does not expect that its internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, has inherent limitations, and accordingly no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. As a result, even those internal control systems determined to be effective can provide only reasonable assurance with respect to financial reporting and the preparation of financial statements.
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on that evaluation, we have concluded that we maintained effective internal control over financial reporting as of December 31, 2015.
Management excluded the following 2015 acquisitions from its evaluation of internal controls over financial reporting as permitted under Securities and Exchange Commission guidance: Nationale Suisse Assurance S.A. (renamed Alpha Insurance SA) acquired on November 13, 2015, the life settlement companies acquired from Wilton Re on May 5, 2015, and Companion Property and Casualty Insurance Company (renamed Sussex Insurance Company) acquired on January 27, 2015. The results of these entities since the acquisition dates are included in our consolidated financial statements and constituted approximately 14.6% and 4.8% of total assets and net assets, respectively, as of December 31, 2015, and approximately 4.9% of revenue for the year then ended. See Note 3 - "Acquisitions" in the notes to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of these acquisitions. We are in the process of incorporating our controls and procedures into these businesses.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Enstar Group Limited:
We have audited Enstar Group Limited’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enstar Group Limited’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Form 10-K under Item 9A, “Controls and Procedures”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Enstar Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2015 Nationale Suisse Assurance S.A. acquired on November 13, 2015, the life settlement companies acquired from Wilton Re on May 5, 2015 and Companion Property and Casualty Insurance Company acquired on January 27, 2015. We have also excluded these acquired companies from our audit of internal control over financial reporting of Enstar Group Limited which represented 14.6% of the Company’s total assets and 18.1% of the Company’s total liabilities as of December 31, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enstar Group Limited and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedules I, II, III, IV and VI as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015. Our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG Audit Limited
Hamilton, Bermuda
February 29, 2016

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
All information required by Items 10, 11, 12, 13 and 14 of this Form 10-K is incorporated by reference from the definitive proxy statement for our 2016 Annual General Meeting of Shareholders that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2015 pursuant to Regulation 14A.
ITEM 11. EXECUTIVE COMPENSATION
See Item 10 herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10 herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10 herein.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
See Item 10 herein.
PART IV
 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules: see Item 8 in Part II of this report.

(b)	Exhibits: see accompanying exhibit index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

ENSTAR GROUP LIMITED

By:	/S/ DOMINIC F. SILVESTER
Dominic F. Silvester Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

Signature	Title

/s/ ROBERT J. CAMPBELL Robert J. Campbell	Chairman and Director

/s/ DOMINIC F. SILVESTER Dominic F. Silvester	Chief Executive Officer and Director

/s/ MARK SMITH Mark Smith	Chief Financial Officer (signing in his capacity as both principal financial officer and principal accounting officer)

/s/ PAUL J. O’SHEA Paul J. O’Shea	Executive Vice President and Director

/s/ B. Frederick BECKER B. Frederick Becker	Director

/s/ SANDRA L. BOSS Sandra L. Boss	Director

/s/ JAMES D. CAREY James D. Carey	Director

/s/ HANS-PETER GERHARDT Hans-Peter Gerhardt	Director

/s/ HITESH PATEL Hitesh Patel	Director

/s/ SUMIT RAJPAL Sumit Rajpal	Director

/s/ POUL A. WINSLOW Poul A. Winslow	Director

Exhibit Index

Exhibit No.	Description
2.1s
Agreement and Plan of Merger, dated as of May 23, 2006, as amended on November 21, 2006, by and among Castlewood Holdings Limited, CWMS Subsidiary Corp. and The Enstar Group, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

2.2s
Recapitalization Agreement, dated as of May 23, 2006, among Castlewood Holdings Limited, The Enstar Group, Inc. and the other parties signatory thereto (incorporated by reference to Annex C to the proxy statement/prospectus that forms a part of the Company’s Form S-4 declared effective December 15, 2006).

2.3s
Agreement and Plan of Merger, dated as of August 27, 2012, among Enstar Group Limited, AML Acquisition, Corp. and SeaBright Holdings, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on August 28, 2012).

2.4s
Stock Purchase Agreement, dated September 6, 2012, among Household Insurance Group Holding Company, Pavonia Holdings (US), Inc. and Enstar Group Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on November 8, 2012).

2.5s
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

2.7s
Share Purchase Agreement, dated June 5, 2013, by and among Arden Holdings Limited, Northshore Holdings Limited and Kenmare Holdings Ltd. for the sale and purchase of the entire issued share capital of Arden Reinsurance Company Limited (incorporated by reference to Exhibit 2.2 of the Company’s Form 10-Q filed on August 9, 2013).

2.8s
Amended and Restated Agreement and Plan of Amalgamation, dated March 11, 2014, by and among Enstar Group Limited, Veranda Holdings Ltd., Hudson Securityholders Representative LLC, and Torus Insurance Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Form S-3ASR filed on April 29, 2014).

2.9s
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

10.7+	Amendment to Employment Agreement, dated May 12, 2015, by and between the Company and Richard J. Harris (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on August 7, 2015).
10.8+
Employment Agreement, dated May 11, 2015, effective August 15, 2015, by and between the Company and Mark Smith (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 7, 2015).

10.9+	Employment Agreement, dated August 18, 2015, by and between the Company and Orla M. Gregory (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 9, 2015).
10.10+
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

10.11+
Form of Award Agreement under the Castlewood Holdings Limited 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 6, 2007) (file no. 001-33289).

10.12+	Form of Stock Appreciation Right Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 11, 2014).
10.13+	Form of Restricted Stock Award Agreement pursuant to the 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 11, 2014).
10.14+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 10, 2014).
10.15+
Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of June 5, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 11, 2007) (file no. 001-33289).

10.16+
Amended and Restated Enstar Group Limited Deferred Compensation and Ordinary Share Plan for Non-Employee Directors, effective as of January 1, 2015 (incorporated by reference to Exhibit 10.13 of the Company’s Form 10-K filed on March 2, 2015).

10.17+	Form of Non-Employee Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed on March 2, 2015).
10.18+	Enstar Group Limited 2011-2015 Annual Incentive Compensation Program (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-K filed on March 7, 2011).

Exhibit No.	Description
10.19
Investment Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 21, 2011).

10.20	Form of Warrant (incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 21, 2011).
10.21
Registration Rights Agreement, dated as of April 20, 2011, by and among Enstar Group Limited, GSCP VI AIV Navi, Ltd., GSCP VI Offshore Navi, Ltd., GSCP VI Parallel AIV Navi, Ltd., GSCP VI Employee Navi, Ltd., and GSCP VI GmbH Navi, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 21, 2011).

10.22
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

10.25
Northshore Shareholders’ Agreement, dated September 6, 2013, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 11, 2013).

10.26
Amended and Restated Northshore Shareholders’ Agreement, dated May 8, 2014, among Northshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 11, 2014).

10.27
Amended and Restated Northshore Shareholders’ Agreement, dated as of March 5, 2015, among Northshore Holdings Limited, Kenmare Holdings Ltd, Enstar Group Limited, Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., and Atrium Nominees Limited (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on May 11, 2015).

10.28
Bayshore Investors Agreement, dated July 8, 2013, by and among Enstar Group Limited, Kenmare Holdings Ltd., and Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-Q filed on August 9, 2013).

10.29
Subscription Letter Agreement, dated July 8, 2013, from Kenmare Holdings Ltd. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-Q filed on August 9, 2013).

10.30
Subscription Letter Agreement, dated July 8, 2013, from Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. to Bayshore Holdings Limited (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-Q filed on August 9, 2013).

10.31
Bayshore Shareholders’ Agreement, dated April 1, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P. and Trident V Professionals Fund, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on April 4, 2014).

10.32
Amended and Restated Bayshore Shareholders’ Agreement, dated May 8, 2014, among Bayshore Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., and Dowling Capital Partners I, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on August 11, 2014).

10.33
Registration Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 4, 2014).

10.34
Shareholder Rights Agreement, dated April 1, 2014, among Enstar Group Limited, FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII A Parallel Vehicle L.P., FR Torus Co-Investment, L.P. and Corsair Specialty Investors, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on April 4, 2014).

Exhibit No.	Description
10.35
Termination and Waiver Agreement, dated June 3, 2015, by and among First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle, L.P., FR XI Offshore AIV, L.P., FR Torus Co-Investment, L.P. and Enstar Group Limited (incorporated by reference to Exhibit 10.4 of the Company’s Form 10-Q filed on August 7, 2015).

10.36
Shareholder Rights Agreement, dated June 3, 2015, between Enstar Group Limited and Canada Pension Plan Investment Board (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on June 3, 2015.

10.37
Voting and Shareholders’ Agreement, dated as of December 23, 2015, among North Bay Holdings Limited, Kenmare Holdings Ltd., Trident V, L.P., Trident V Parallel Fund, L.P., Trident V Professionals Fund, L.P., Dowling Capital Partners I, L.P., Atrium Nominees Limited, Bayshore Holdings Limited, Northshore Holdings Limited and Enstar Group Limited (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2015).

10.38
Second Amended and Restated Shareholders’ Agreement, dated as of December 23, 2015, among Northshore Holdings Limited, North Bay Holdings Limited and Atrium Nominees Limited (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2015).

10.39
Revolving Credit Facility Agreement, dated September 16, 2014, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC and Royal Bank of Canada as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on September 16, 2014).

10.40
Restatement Agreement for Revolving Credit Facility Agreement, dated February 27, 2015, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Royal Bank of Canada, and Lloyds Bank plc as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 11, 2015).

10.41*
Amendment Letter, dated February 15, 2016, to Revolving Credit Facility Agreement, dated February 27, 2015, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Royal Bank of Canada, and Lloyds Bank plc as Mandated Lead Arrangers, and National Australia Bank Limited as Agent.

10.42
Term Facility Agreement, dated December 24, 2014, among Sussex Holdings, Inc., National Australia Bank Limited and Barclays Bank PLC as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.31 of the Company’s Form 10-K filed on March 2, 2015).

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
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement
s    certain of the schedules and similar attachments are not filed but Enstar Group Limited undertakes to furnish a copy of the schedules or similar attachments to the SEC upon request