Form 10-Q
period 2016-03-31
Enstar Group LTD
filed 2016-05-06
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 6, 2016, the registrant had outstanding 16,213,824 voting ordinary shares and 3,130,408 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2016

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$128,925	$87,350
Short-term investments, available-for-sale, at fair value (amortized cost: 2016 — $7,689; 2015 — $8,630)	7,687	8,622
Fixed maturities, trading, at fair value	5,072,003	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	788,190	790,866
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 — $282,345; 2015 — $300,160)	282,800	293,679
Equities, trading, at fair value	118,260	115,941
Other investments, at fair value	953,991	1,034,032
Other investments, at cost	131,168	133,071
Total investments	7,483,024	7,454,355
Cash and cash equivalents	746,053	821,925
Restricted cash and cash equivalents	506,941	511,339
Premiums receivable	418,407	381,412
Deferred tax assets	118,459	121,035
Prepaid reinsurance premiums	143,868	121,427
Reinsurance balances recoverable	1,402,216	1,474,004
Funds held by reinsured companies	1,195,138	109,358
Deferred acquisition costs	98,740	89,123
Goodwill and intangible assets	187,888	191,304
Other assets	549,616	556,850
TOTAL ASSETS	$12,850,350	$11,832,132

LIABILITIES
Losses and loss adjustment expenses	$6,641,507	$5,720,149
Policy benefits for life and annuity contracts	1,299,123	1,304,697
Unearned premiums	567,453	542,771
Insurance and reinsurance balances payable	285,374	274,598
Deferred tax liabilities	92,846	92,588
Loans payable	580,614	600,250
Other liabilities	372,653	358,633
TOTAL LIABILITIES	9,839,570	8,893,686

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	429,126	417,663

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2016 and 2015: 156,000,000):
Ordinary shares (issued and outstanding 2016: 16,163,284; 2015: 16,133,334)	16,163	16,133
Non-voting convertible ordinary shares:
Series A (issued 2016: 2,972,892; 2015: 2,972,892)	2,973	2,973
Series C (issued and outstanding 2016: 2,725,637; 2015: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2016: 404,771; 2015: 404,771)	405	405
Treasury shares at cost (Series A non-voting convertible ordinary shares 2016 and 2015: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,373,203	1,373,044
Accumulated other comprehensive loss	(19,104)	(35,162)
Retained earnings	1,622,957	1,578,312
Total Enstar Group Limited Shareholders’ Equity	2,577,764	2,516,872
Noncontrolling interest	3,890	3,911
TOTAL SHAREHOLDERS’ EQUITY	2,581,654	2,520,783
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$12,850,350	$11,832,132

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$209,409	$198,906
Fees and commission income	5,347	11,480
Net investment income	60,063	30,415
Net realized and unrealized gains (losses)	37,964	43,020
Other income	2,413	3,478
	315,196	287,299
EXPENSES
Net incurred losses and loss adjustment expenses	83,218	70,136
Life and annuity policy benefits	20,980	22,847
Acquisition costs	47,265	34,550
Salaries and benefits	57,560	57,772
General and administrative expenses	36,886	38,826
Interest expense	5,401	4,003
Net foreign exchange losses (gains)	1,772	(5,071)
	253,082	223,063
EARNINGS BEFORE INCOME TAXES	62,114	64,236
INCOME TAXES	(7,509)	(10,744)
NET EARNINGS	54,605	53,492
Less: Net earnings attributable to noncontrolling interest	(9,085)	(8,645)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$45,520	$44,847
EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.36	$2.33
EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.35	$2.32
Weighted average ordinary shares outstanding — basic	19,282,946	19,237,461
Weighted average ordinary shares outstanding — diluted	19,408,894	19,334,637

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(expressed in thousands of U.S. dollars, except share data)
NET EARNINGS	$54,605	$53,492
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the period	6,920	(4,356)
Reclassification adjustment for net realized losses (gains) included in net earnings	22	(106)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	6,942	(4,462)
Currency translation adjustment	10,595	(15,886)
Total other comprehensive income (loss)	17,537	(20,348)
Comprehensive income	72,142	33,144
Less comprehensive income attributable to noncontrolling interest	(10,566)	(5,636)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$61,576	$27,508

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,133	$15,761
Issue of shares	30	50
Balance, end of period	$16,163	$15,811
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,973	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$405	$714
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,373,044	$1,321,715
Issue of shares and warrants	(79)	449
Amortization of equity incentive plan	238	1,318
Balance, end of period	$1,373,203	$1,323,482
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,162)	$(12,686)
Currency translation adjustment
Balance, beginning of period	(23,790)	(2,779)
Change in currency translation adjustment	10,595	(14,180)
Balance, end of period	(13,195)	(16,959)
Defined benefit pension liability
Balance, beginning and end of period	(7,723)	(7,726)
Unrealized gains (losses) on investments
Balance, beginning of period	(3,649)	(2,181)
Change in unrealized losses on investments	5,463	(3,159)
Balance, end of period	1,814	(5,340)
Balance, end of period	$(19,104)	$(30,025)
Retained Earnings
Balance, beginning of period	$1,578,312	$1,395,206
Net earnings attributable to Enstar Group Limited	45,520	44,847
Accretion of redeemable noncontrolling interests to redemption value	(875)	—
Balance, end of period	$1,622,957	$1,440,053
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of period	$3,911	$217,970
Net earnings (loss) attributable to noncontrolling interest	(21)	(920)
Foreign currency translation adjustments	—	(1,891)
Net movement in unrealized holding losses on investments	—	(120)
Balance, end of period	$3,890	$215,039

 See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$54,605	$53,492
Adjustments to reconcile net earnings to cash flows provided by (used in) operating activities:
Realized losses (gains) on sale of investments	1,417	(12,689)
Unrealized losses (gains) on investments	(39,381)	(30,331)
Other non-cash items	1,053	2,773
Depreciation and other amortization	13,629	14,024
Net change in trading securities held on behalf of policyholders	(1,093)	1,580
Sales and maturities of trading securities	655,590	926,919
Purchases of trading securities	(732,815)	(1,187,652)
Changes in:
Reinsurance balances recoverable	72,596	36,691
Funds held by reinsured companies	(4,255)	18,552
Losses and loss adjustment expenses	(165,467)	(34,221)
Policy benefits for life and annuity contracts	(11,468)	(9,603)
Insurance and reinsurance balances payable	10,207	20,555
Unearned premiums	24,682	38,041
Other operating assets and liabilities	(41,388)	(57,536)
Net cash flows provided by (used in) operating activities	(162,088)	(219,405)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$—	$140,458
Sales and maturities of available-for-sale securities	25,846	49,241
Purchase of available-for-sale securities	(3,582)	(24,484)
Maturities of held-to-maturity securities	271	5,239
Movement in restricted cash and cash equivalents	4,547	39,740
Purchase of other investments	(17,773)	(78,895)
Redemption of other investments	94,836	13,882
Other investing activities	(1,219)	(233)
Net cash flows provided by (used in) investing activities	102,926	144,948
FINANCING ACTIVITIES:
Receipt of loans	$—	$109,000
Repayment of loans	(20,500)	—
Net cash flows provided by (used in) financing activities	(20,500)	109,000
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	3,790	(15,444)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,872)	19,099
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	821,925	963,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$746,053	$982,501

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$10,687	$11,715
Interest paid	$4,534	$4,003

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016 and December 31, 2015

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation and Consolidation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results of the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Inter-company accounts and transactions have been eliminated. Results of operations for subsidiaries acquired are included from the dates on which we acquired them. In these notes, the terms "we," "us," "our," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
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

•
impairment charges, including other-than-temporary impairments on investment securities classified as available-for-sale or held-to-maturity, and impairments on goodwill, intangible assets and deferred charges.

•	fair value measurements of investments;

•	fair value estimates associated with accounting for acquisitions; and

•	redeemable noncontrolling interests.
New Accounting Standards Adopted in 2016
Accounting Standards Update ("ASU") 2015-16, Business Combinations, Simplifying the Accounting for Measurement-Period Adjustment
In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Under the new guidance, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value or its Equivalent
In May 2015, the FASB issued ASU No. 2015-07, which eliminates the requirement to categorize investments in the fair value hierarchy if their fair value is measured at the net asset value ("NAV") per share (or its equivalent) using the practical expedient in the FASB’s fair value measurement guidance. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. In addition, the scope of current disclosure requirements for investments eligible to be measured at NAV is limited to investments for which the practical expedient is applied. While the adoption of this guidance impacted our disclosures, it did not have an impact on our consolidated financial statements.
ASU 2015-02, Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, which requires entities to evaluate whether they should consolidate certain legal entities. The new consolidation guidance changes the way entities evaluate whether (1) they should consolidate limited partnerships and similar entities; (2) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (3) variable interests in a VIE held by related parties of a registrant require the registrant to consolidate the VIE. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which decision making rights are conveyed through a contractual arrangement. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2016-09, Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus agent implementation guidance and illustrations in its new revenue standard (ASU 2014-09). The ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Similar to ASU 2014-09, this guidance is effective for interim and reporting periods beginning after December 15, 2017, as amended by the one-year deferral and the early adoption provisions in ASU 2015-14. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting
In March 2016, the FASB issued ASU 2016-07, which simplifies the equity method of accounting by eliminating the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in the level of ownership interest or degree of influence. Entities are therefore required to apply the guidance prospectively to increases in the level of ownership interest or degree of influence occurring after the ASU’s effective date. The ASU further requires that unrealized holding gains or losses in accumulated other comprehensive income related to an available-for-sale security that becomes eligible for the equity method be recognized in earnings as of the date on which the investment qualifies for the equity method. The ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2016-02, Leases
In February 2016, the FASB issued ASU 2016-02, which amends the guidance on the classification, measurement and disclosure of leases for both lessors and lessees. The ASU requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet and to disclose qualitative and quantitative information about leasing arrangements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
2. SIGNIFICANT NEW BUSINESS
2016
On March 31, 2016, we completed our previously announced transaction with Allianz SE ("Allianz") to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement effective January 1, 2016, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and assumed net reinsurance reserves of approximately $1.1 billion. Affiliates of Allianz retained approximately $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement, and we transferred approximately $110.0 million to a reinsurance trust to further support our subsidiary's obligations. Interest on the funds withheld is earned by us based upon an initial fixed interest rate. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee is calculated in accordance with contractually defined terms and is capped at $270.0 million.
In addition to the reinsurance transaction described above, we have entered into a claims consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.

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
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	March 31, 2016	December 31, 2015
U.S. government and agency	$806,426	$750,957
Non-U.S. government	349,935	359,002
Corporate	2,685,453	2,631,682
Municipal	11,416	22,247
Residential mortgage-backed	450,720	391,247
Commercial mortgage-backed	276,134	284,575
Asset-backed	620,844	638,434
Total fixed maturity and short-term investments	5,200,928	5,078,144
Equities — U.S.	110,987	108,793
Equities — International	7,273	7,148
	$5,319,188	$5,194,085
Included within residential and commercial mortgage-backed securities as at March 31, 2016 were securities issued by U.S. governmental agencies with a fair value of $421.1 million (as at December 31, 2015: $359.4 million). Included within corporate securities as at March 31, 2016 were senior secured loans of $91.8 million (as at December 31, 2015: $94.4 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$752,003	$743,560	14.3%
More than one year through two years	941,118	940,001	18.1%
More than two years through five years	1,392,710	1,403,136	27.0%
More than five years through ten years	563,722	568,004	10.9%
More than ten years	196,207	198,529	3.8%
Residential mortgage-backed	450,055	450,720	8.7%
Commercial mortgage-backed	278,868	276,134	5.3%
Asset-backed	646,907	620,844	11.9%
	$5,221,590	$5,200,928	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity
We hold a portfolio of held-to-maturity securities to support our annuity business. The amortized cost and fair values of our fixed maturity investments classified as held-to-maturity were as follows:

As at March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,955	$324	$(50)	$20,229
Non-U.S. government	40,338	186	(574)	39,950
Corporate	727,897	17,160	(7,594)	737,463
	$788,190	$17,670	$(8,218)	$797,642

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,771	$8	$(458)	$19,321
Non-U.S. government	40,503	48	(1,493)	39,058
Corporate	730,592	3,398	(23,298)	710,692
	$790,866	$3,454	$(25,249)	$769,071
The contractual maturities of our fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$20,271	$20,281	2.5%
More than one year through two years	13,348	13,376	1.7%
More than two years through five years	69,041	70,127	8.8%
More than five years through ten years	115,637	115,896	14.5%
More than ten years	569,893	577,962	72.5%
	$788,190	$797,642	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our short-term and fixed maturity investments classified as available-for-sale were as follows:

As at March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,651	$127	$—	$12,778
Non-U.S. government	90,610	1,609	(2,276)	89,943
Corporate	175,621	2,819	(1,950)	176,490
Municipal	5,946	59	—	6,005
Residential mortgage-backed	590	51	—	641
Asset-backed	4,616	14	—	4,630
	$290,034	$4,679	$(4,226)	$290,487

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$25,102	$80	$(341)	$24,841
Non-U.S. government	89,631	42	(3,889)	$85,784
Corporate	182,773	1,040	(3,429)	$180,384
Municipal	5,959	4	(36)	$5,927
Residential mortgage-backed	665	51	(1)	$715
Asset-backed	4,660	—	(10)	$4,650
	$308,790	$1,217	$(7,706)	$302,301
 The contractual maturities of our short-term and fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at March 31, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$56,628	$55,194	19.0%
More than one year through two years	65,181	64,237	22.1%
More than two years through five years	88,747	88,172	30.3%
More than five years through ten years	38,113	39,088	13.5%
More than ten years	36,159	38,525	13.3%
Residential mortgage-backed	590	641	0.2%
Asset-backed	4,616	4,630	1.6%
	$290,034	$290,487	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at March 31, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
Non-U.S. government	$14,821	$(1,995)	$10,222	$(281)	$25,043	$(2,276)
Corporate	28,331	(1,737)	21,342	(213)	49,673	(1,950)
Total	$43,152	$(3,732)	$31,564	$(494)	$74,716	$(4,226)
Fixed maturity investments, at amortized cost
U.S. government and agency	$—	$—	$458	$(50)	$458	$(50)
Non-U.S. government	6,323	(248)	14,706	(326)	21,029	(574)
Corporate	33,646	(2,327)	140,928	(5,267)	174,574	(7,594)
Total	39,969	(2,575)	156,092	(5,643)	196,061	(8,218)
Total fixed maturity and short-term investments	$83,121	$(6,307)	$187,656	$(6,137)	$270,777	$(12,444)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$523	$(2)	$21,694	$(339)	$22,217	$(341)
Non-U.S. government	18,995	(2,633)	50,080	(1,256)	69,075	(3,889)
Corporate	54,295	(2,394)	81,047	(1,035)	135,342	(3,429)
Municipal	—	—	4,609	(36)	4,609	(36)
Residential mortgage-backed	71	(1)	—	—	71	(1)
Asset-backed	4,649	(10)	—	—	4,649	(10)
Total	$78,533	$(5,040)	$157,430	$(2,666)	$235,963	$(7,706)
Fixed maturity investments, at amortized cost
U.S. government and agency	$7,221	$(48)	$12,024	$(410)	$19,245	$(458)
Non-U.S. government	24,424	(1,255)	8,885	(238)	33,309	(1,493)
Corporate	209,000	(9,038)	330,833	(14,260)	539,833	(23,298)
Total	240,645	(10,341)	351,742	(14,908)	592,387	(25,249)
Total fixed maturity and short-term investments	$319,178	$(15,381)	$509,172	$(17,574)	$828,350	$(32,955)
As at March 31, 2016 and December 31, 2015, the number of securities classified as available-for-sale in an unrealized loss position was 136 and 332, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 79 and 124, respectively.
As at March 31, 2016 and December 31, 2015, the number of securities classified as held-to-maturity in an unrealized loss position was 36 and 109, respectively. Of these securities, the number of securities that had been in unrealized loss position for twelve months or longer was 11 and 53, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment
For the three months ended March 31, 2016, we did not recognize any other-than-temporary impairment losses on either our available-for-sale or held-to-maturity securities. We determined that no credit losses existed as at March 31, 2016. A description of our other-than-temporary impairment process is included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes to our process during the three months ended March 31, 2016.
Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of March 31, 2016:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$809,975	$819,204	13.0%	$812,731	$6,473	$—	$—	$—	$—
Non-U.S. government	444,600	439,878	7.0%	132,415	198,483	65,524	21,926	21,530	—
Corporate	2,858,804	2,861,943	45.6%	182,580	443,654	1,345,139	733,329	155,018	2,223
Municipal	17,209	17,421	0.3%	5,117	8,835	3,469	—	—	—
Residential mortgage-backed	450,645	451,361	7.2%	438,487	471	8,916	2,443	1,040	4
Commercial mortgage-backed	278,868	276,134	4.4%	119,984	34,359	61,460	18,866	3,266	38,199
Asset-backed	651,523	625,474	9.9%	237,526	135,991	145,566	49,652	56,553	186
Total	5,511,624	5,491,415	87.4%	1,928,840	828,266	1,630,074	826,216	237,407	40,612
% of total fair value				35.1%	15.1%	29.7%	15.1%	4.3%	0.7%
Fixed maturity investments, at amortized cost
U.S. government and agency	19,955	20,229	0.3%	18,826	1,376	—	—	—	27
Non-U.S. government	40,338	39,950	0.6%	—	11,320	28,630	—	—	—
Corporate	727,897	737,463	11.7%	47,698	109,845	488,176	91,624	—	120
Total	788,190	797,642	12.6%	66,524	122,541	516,806	91,624	—	147
% of total fair value				8.3%	15.4%	64.7%	11.5%	—%	0.1%
Total fixed maturity and short-term investments	$6,299,814	$6,289,057	100.0%	$1,995,364	$950,807	$2,146,880	$917,840	$237,407	$40,759
% of total fair value				31.7%	15.1%	34.1%	14.6%	3.8%	0.7%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	March 31, 2016	December 31, 2015
Private equities and private equity funds	$249,398	$254,883
Fixed income funds	267,839	291,736
Fixed income hedge funds	109,636	109,400
Equity funds	150,348	147,390
Multi-strategy hedge fund	98,432	99,020
Real estate debt fund	—	54,829
CLO equities	58,975	61,702
CLO equity funds	12,167	13,928
Call options on equities	6,060	—
Other	1,136	1,144
	$953,991	$1,034,032
The valuation of our other investments is described in Note 4 - "Fair Value Measurements." Due to a lag in the valuations of certain funds reported by the managers, we may record changes in valuation with up to a three-month lag. We regularly review and discuss fund performance with the fund managers to corroborate the reasonableness of the reported net asset values and to assess whether any events have occurred within the lag period that would affect the valuation of the investments. The following is a description of the nature of each of these investment categories:

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

•	Equity funds invest in a diversified portfolio of international publicly traded equity securities. The funds are eligible for bi-monthly redemption.

•
Multi-strategy hedge fund comprises an investment in a hedge fund that invests in a variety of asset classes including funds, fixed income, equity securities and other investments. The fund is eligible for redemption after July 1, 2016.

•
Real estate debt fund invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation. The fund was redeemed during the three months ended March 31, 2016.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $3.7 million, part of a self-liquidating structure that is expected to pay out over two to six years. The other fund has a fair value of $8.5 million and is eligible for redemption in 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Call options on equities comprise directly held options to purchase the common equity of publicly traded corporations.

•	Other primarily comprises a fund that provides loans to educational institutions throughout the United States and its territories.
Investments of $1.0 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
As at March 31, 2016, we had unfunded commitments to private equity funds of $140.0 million.
Other Investments, at cost
Our other investments carried at cost of $131.2 million as of March 31, 2016 consist of life settlement contracts acquired during 2015. In the period ended March 31, 2015, we did not have an investment in life settlements. During the three months ended March 31, 2016, net investment income included $8.8 million related to investments in life settlements. There were no impairment charges recognized during the period ended March 31, 2016. The following table presents further information regarding our investments in life settlements as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$425	$700	2	$417	$700
1 – 2 years	3	2,601	4,500	4	3,032	5,000
2 – 3 years	16	24,226	50,407	19	24,072	39,123
3 – 4 years	17	13,306	29,960	14	9,695	20,932
4 – 5 years	17	8,126	20,348	16	9,025	22,457
Thereafter	205	82,484	451,305	221	86,830	491,499
Total	260	$131,168	$557,220	276	$133,071	$579,711
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At March 31, 2016, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending March 31, 2017 and the four succeeding years ending March 31, 2021 is $17.3 million, $17.1 million, $17.3 million, $17.4 million and $16.0 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$265	$114
Gross realized (losses) on fixed maturity securities, available-for-sale	(243)	(8)
Net realized investment gains (losses) on fixed maturity securities, trading	(1,912)	1,866
Net realized investment gains on equity securities, trading	473	10,717
Total net realized gains (losses) on sale	(1,417)	12,689
Net unrealized gains (losses):
Fixed maturity securities, trading	41,740	13,888
Equity securities, trading	1,606	(7,119)
Other investments	(3,965)	23,562
Total net unrealized gains	39,381	30,331
Net realized and unrealized gains	$37,964	$43,020
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $15.4 million and $43.3 million for the three months ended March 31, 2016 and 2015, respectively.
Net Investment Income
Major categories of net investment income for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Fixed maturity investments	$36,578	$26,249
Short-term investments and cash and cash equivalents	1,179	2,719
Equity securities	1,122	1,681
Other investments	6,034	882
Funds held	7,604	174
Life settlements and other	8,826	305
Gross investment income	61,343	32,010
Investment expenses	(1,280)	(1,595)
Net investment income	$60,063	$30,415

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $506.9 million and $511.3 million, as of March 31, 2016 and December 31, 2015, respectively, was as follows:

	March 31, 2016	December 31, 2015
Collateral in trust for third party agreements	$2,896,984	$3,053,692
Assets on deposit with regulatory authorities	956,879	915,346
Collateral for secured letter of credit facilities	202,923	212,544
Funds at Lloyd's (1)	318,525	382,624
	$4,375,311	$4,564,206
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. As at March 31, 2016, our combined Funds at Lloyd's were comprised of cash and investments of $279.4 million and letters of credit supported by collateral of $39.2 million.
4. FAIR VALUE MEASUREMENTS
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$819,204	$—	$819,204
Non-U.S. government	—	439,878	—	439,878
Corporate	—	2,835,211	26,732	2,861,943
Municipal	—	17,421	—	17,421
Residential mortgage-backed	—	451,361	—	451,361
Commercial mortgage-backed	—	248,313	27,821	276,134
Asset-backed	—	567,451	58,023	625,474
Equities — U.S.	101,826	9,161	—	110,987
Equities — International	2,945	4,328	—	7,273
Other investments	—	317,207	74,289	391,496
Total investments	$104,771	$5,709,535	$186,865	$6,001,171

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$775,798	$—	$775,798
Non-U.S. government	—	444,786	—	444,786
Corporate	—	2,812,066	—	2,812,066
Municipal	—	28,174	—	28,174
Residential mortgage-backed	—	391,962	—	391,962
Commercial mortgage-backed	—	255,169	29,406	284,575
Asset-backed	—	458,328	184,756	643,084
Equities — U.S.	99,467	9,326	—	108,793
Equities — International	2,702	4,446	—	7,148
Other investments	—	321,076	77,016	398,092
Total investments	$102,169	$5,501,131	$291,178	$5,894,478
Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

Other investments:	March 31, 2016	December 31, 2015
Other investments measured at fair value	$391,496	$398,092
Other investments measured at NAV as practical expedient	562,495	635,940
Total other investments shown on balance sheets	$953,991	$1,034,032

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

•
U.S. government and agency securities consist of securities issued by the U.S. Treasury and mortgage pass-through agencies such as the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Non-U.S. government securities consist of bonds issued by non-U.S. governments and agencies along with supranational organizations. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades and broker-dealer quotes. These are considered to be observable market inputs and, therefore, the fair values of these securities are classified as Level 2.

•
Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified within Level 2. Where pricing is unavailable from pricing services, such as in periods of low trading activity or when transactions are not orderly, we obtain non-binding quotes from broker-dealers. Broker-dealer quotes for which significant inputs are unable to be corroborated with market observable information are classified as Level 3. We had one security classified as Level 3 as at March 31, 2016.

•
Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2.

•
Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. Broker-dealer quotes for which significant observable inputs are unable to be corroborated with market observable information are classified as Level 3.

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
The use of NAV as an estimate of the fair value for investments in certain entities that calculate NAV is a permitted practical expedient. Due to the time lag in the NAV reported by the fund managers we adjust the valuation for capital calls and distributions. Other investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. Other investments for which we do not use NAV as a practical expedient have been valued using prices from independent pricing services, investment managers and broker-dealers.
The following describes the techniques generally used to determine the fair value of our other investments.

•
For our investments in private equities and private equity funds, we measure fair value by obtaining the most recently available NAV from the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•
Our investments in fixed income funds and equity funds have been valued based on a combination of prices from independent pricing services, external fund managers or third-party administrators. For the publicly available prices we have classified the investments as Level 2. For the non-publicly available prices we are using NAV as a practical expedient and therefore these have not been categorized within the fair value hierarchy.

•
For our investments in fixed income and multi-strategy hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•
Our investment in the real estate debt fund has been valued based on the most recently available NAV from the external fund manager. The fair value of this investment is measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy. As at March 31, 2016 this fund was fully redeemed.

•
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

•
For our investments in the CLO equity funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•	For our investments in call options on publicly traded equities, we measure fair value by obtaining the latest option price as of our reporting date. These have been classified as Level 2.
Changes in Leveling of Financial Instruments
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. During the three months ended March 31, 2016, we transferred a corporate security valued at $26.7 million from Level 2 to Level 3 and we transferred $97.8 million of asset-backed securities from Level 3 to Level 2. The transfer from Level 2 to Level 3 related to a security valued using a single unadjusted broker-dealer quote where we were unable to obtain sufficient information to determine whether the inputs used by the broker were observable. Where we utilize single unadjusted broker-dealer quotes, they are generally provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. During the three months ended March 31, 2016 and 2015, there were no transfers between Levels 1 and 2.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$214,162	$77,016	$—	$291,178	$600	$42,267	$4,850	$47,717
Purchases	—	6,221	—	6,221	—	12,935	—	12,935
Sales	(24,103)	(4,658)	—	(28,761)	(600)	(8,624)	(5,000)	(14,224)
Total realized and unrealized gains (losses)	(6,427)	(4,290)	—	(10,717)	—	(2,493)	150	(2,343)
Net transfers into (out of) Level 3	(71,056)	—	—	(71,056)	—	—	—	—
Ending fair value	$112,576	$74,289	$—	$186,865	$—	$44,085	$—	$44,085
Net realized and unrealized gains related to Level 3 assets in the table above are included in net realized and unrealized (losses) gains in our unaudited condensed consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure of Fair Values for Financial Instruments Carried at Cost
The following tables present our fair value hierarchy for those assets carried at cost or amortized cost in the unaudited condensed consolidated balance sheet but for which disclosure of the fair value is required:

	March 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$20,229	$—	$20,229	$19,955
Non-U.S. government	—	39,950	—	39,950	40,338
Corporate	—	737,463	—	737,463	727,897
Sub-total	—	797,642	—	797,642	788,190
Other investments:
Life settlements	—	—	127,233	127,233	131,168
Total	$—	$797,642	$127,233	$924,875	$919,358

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$19,321	$—	$19,321	$19,771
Non-U.S. government	—	39,058	—	39,058	40,503
Corporate	—	710,692	—	710,692	730,592
Sub-total	—	769,071	—	769,071	790,866
Other investments:
Life settlements	—	—	130,268	130,268	133,071
Total	$—	$769,071	$130,268	$899,339	$923,937
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
Disclosure of fair value of amounts relating to insurance contracts is not required. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of March 31, 2016 and December 31, 2015.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DERIVATIVE INSTRUMENTS
From time to time, we may utilize derivative instruments as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement.
The following table sets forth the estimated fair value of derivative instruments recorded within other investments on the unaudited condensed consolidated balance sheet as at March 31, 2016 and the unrealized gains (losses) on derivative instruments recorded in net earnings for the period ended March 31, 2016:

	Purchase Date	Fair Value	Unrealized gains (losses) in net earnings
Call options on equities	March 1, 2016	$6,060	$560
The derivatives in the table above are not designated as hedging instruments. We had no derivative instruments as at March 31, 2015 and December 31, 2015 or during the three months ended March 31, 2015.
6. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable as at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$550,849	$7,337	$175,986	$21,691	$755,863
IBNR	443,499	16,899	127,775	301	588,474
Fair value adjustments	(17,252)	2,013	(4,368)	—	(19,607)
Total reinsurance reserves recoverable	977,096	26,249	299,393	21,992	1,324,730
Paid losses recoverable	59,943	653	16,246	644	77,486
	$1,037,039	$26,902	$315,639	$22,636	$1,402,216

	December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$587,164	$6,772	$182,076	$22,786	$798,798
IBNR	465,211	16,581	123,732	306	605,830
Fair value adjustments	(17,628)	2,499	(6,025)	—	(21,154)
Total reinsurance reserves recoverable	1,034,747	25,852	299,783	23,092	1,383,474
Paid losses recoverable	72,213	430	16,568	1,319	90,530
	$1,106,960	$26,282	$316,351	$24,411	$1,474,004
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
The fair value adjustments, determined on acquisition of insurance and reinsurance subsidiaries, are based on the estimated timing of loss and LAE recoveries and an assumed interest rate equivalent to a risk free rate for securities with similar duration to the acquired reinsurance recoverables plus a spread for credit risk, and are amortized over the estimated recovery period, as adjusted for accelerations in timing of payments as a result of commutation settlements.
As of March 31, 2016 and December 31, 2015, we had reinsurance balances recoverable of approximately $1.4 billion and $1.5 billion, respectively. The decrease of $71.8 million in reinsurance balances recoverable was primarily a result of cash collections made during the three months ended March 31, 2016 in our Non-life Run-off and StarStone segments.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Top Ten Reinsurers

	March 31, 2016						December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$695,558	$21,671	$145,437	$12,851	$875,517	62.4%	$713,743	$21,394	$155,171	$13,254	$903,562	61.3%
Other reinsurers > $1 million	334,176	4,468	168,201	8,370	515,215	36.8%	383,898	4,253	158,417	8,363	554,931	37.6%
Other reinsurers < $1 million	7,305	763	2,001	1,415	11,484	0.8%	9,319	635	2,763	2,794	15,511	1.1%
Total	$1,037,039	$26,902	$315,639	$22,636	$1,402,216	100.0%	$1,106,960	$26,282	$316,351	$24,411	$1,474,004	100.0%
Seven of the top ten external reinsurers, as at March 31, 2016 and December 31, 2015, were all rated A- or better, with the remaining three being non-rated reinsurers from which $316.3 million was recoverable (December 31, 2015: $337.6 million recoverable from three reinsurers). For the three non-rated reinsurers, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at March 31, 2016, reinsurance balances recoverable of $164.5 million (December 31, 2015: $165.6 million) related to Lloyd’s syndicates and represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated ‘A+’ by Standard & Poor’s and ‘A’ by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at March 31, 2016 and December 31, 2015. The provisions for bad debt all relate to the Non-life Run-off segment.

	March 31, 2016				December 31, 2015
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$1,009,343	$44,551	$964,792	4.4%	$1,051,927	$46,969	$1,004,958	4.5%
Reinsurers rated below A-, secured	366,540	—	366,540	—%	388,399	—	388,399	—%
Reinsurers rated below A-, unsecured	233,277	162,393	70,884	69.6%	244,005	163,358	80,647	66.9%
Total	$1,609,160	$206,944	$1,402,216	12.9%	$1,684,331	$210,327	$1,474,004	12.5%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. LOSSES AND LOSS ADJUSTMENT EXPENSES
The liability for losses and loss adjustment expenses ("LAE") includes an amount determined from reported claims and an amount based on historical loss experience and industry statistics for incurred but not reported ("IBNR") using a variety of actuarial methods. Our loss reserves cover multiple lines of business, which include workers' compensation, general casualty, asbestos and environmental, marine, aviation and transit, construction defects and other non-life lines of business. Refer to Note 9 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on establishing the liability for losses and LAE.
The following table summarizes the liability for losses and LAE by segment as at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$3,124,006	$68,124	$464,088	$3,656,218	$2,757,774	$68,913	$457,175	$3,283,862
IBNR	2,501,564	126,152	509,359	3,137,075	1,991,009	115,613	477,990	2,584,612
Fair value adjustments	(166,354)	15,643	(1,075)	(151,786)	(163,329)	16,491	(1,487)	(148,325)
Total	$5,459,216	$209,919	$972,372	$6,641,507	$4,585,454	$201,017	$933,678	$5,720,149
The overall increase in the liability for losses and LAE between December 31, 2015 and March 31, 2016 was primarily attributable to the assumed reinsurance agreement with Allianz in our Non-life Run-off segment as described in Note 2 - "Significant New Business."
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance as at January 1	$5,720,149	$4,509,421
Less: reinsurance reserves recoverable	1,360,382	1,154,196
Less: deferred charges on retroactive reinsurance	255,911	—
Net balance as at January 1	4,103,856	3,355,225
Net incurred losses and LAE:
Current period	115,301	113,014
Prior periods	(32,083)	(42,878)
Total net incurred losses and LAE	83,218	70,136
Net paid losses:
Current period	(5,334)	(11,164)
Prior periods	(186,403)	(118,155)
Total net paid losses	(191,737)	(129,319)
Effect of exchange rate movement	4,881	(54,146)
Acquired on purchase of subsidiaries	—	774,758
Assumed business	1,084,251	189,868
Net balance as at March 31	5,084,469	4,206,522
Plus: reinsurance reserves recoverable	1,302,738	1,518,102
Plus: deferred charge on retroactive reinsurance	254,300	—
Balance as at March 31	$6,641,507	$5,724,624

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$132,313	$7,748	$51,676	$191,737
Net change in case and LAE reserves	(108,785)	(1,772)	12,655	(97,902)
Net change in IBNR reserves	(37,063)	9,891	27,086	(86)
Increase (reduction) in estimates of net ultimate losses	(13,535)	15,867	91,417	93,749
Reduction in provisions for bad debt	(1,448)	—	—	(1,448)
Increase (reduction) in provisions for unallocated LAE	(7,788)	84	1,011	(6,693)
Amortization of fair value adjustments	(783)	(362)	(1,245)	(2,390)
Net incurred losses and LAE	$(23,554)	$15,589	$91,183	$83,218

	Three Months Ended March 31, 2015
	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$65,260	$11,911	$52,148	$129,319
Net change in case and LAE reserves	(7,000)	(1,019)	(1,786)	(9,805)
Net change in IBNR reserves	(37,278)	(3,810)	25,739	(15,349)
Increase (reduction) in estimates of net ultimate losses	20,982	7,082	76,101	104,165
Reduction in provisions for bad debt	(19,814)	—	—	(19,814)
Increase (reduction) in provisions for unallocated LAE	(13,975)	(62)	656	(13,381)
Amortization of fair value adjustments	(293)	—	(541)	(834)
Net incurred losses and LAE	$(13,100)	$7,020	$76,216	$70,136

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the three months ended March 31, 2016 and 2015 for the Non-life Run-off segment:

	Three Months Ended March 31,
	2016	2015
Balance as at January 1	$4,585,454	$3,435,010
Less: reinsurance reserves recoverable	1,034,747	800,709
Less: deferred charges on retroactive insurance	255,911	—
Net balance as at January 1	3,294,796	2,634,301
Net incurred losses and LAE:
Current period	6,069	20,726
Prior periods	(29,623)	(33,826)
Total net incurred losses and LAE	(23,554)	(13,100)
Net paid losses:
Current period	(1,990)	(4,571)
Prior periods	(130,323)	(60,689)
Total net paid losses	(132,313)	(65,260)
Effect of exchange rate movement	4,640	(38,238)
Acquired on purchase of subsidiaries	—	774,758
Assumed business	1,084,251	189,868
Net balance as at March 31	4,227,820	3,482,329
Plus: reinsurance reserves recoverable	977,096	1,210,933
Plus: deferred charges on retroactive reinsurance	254,300	—
Balance as at March 31	$5,459,216	$4,693,262
Net incurred losses and LAE in the Non-life Run-off segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$130,323	$1,990	$132,313	$60,689	$4,571	$65,260
Net change in case and LAE reserves	(108,969)	184	(108,785)	(9,994)	2,994	(7,000)
Net change in IBNR reserves	(40,513)	3,450	(37,063)	(50,439)	13,161	(37,278)
Increase (reduction) in estimates of net ultimate losses	(19,159)	5,624	(13,535)	256	20,726	20,982
Increase (reduction) in provisions for bad debt	(1,448)	—	(1,448)	(19,814)	—	(19,814)
Increase (reduction) in provisions for unallocated LAE	(8,233)	445	(7,788)	(13,975)	—	(13,975)
Amortization of fair value adjustments	(783)	—	(783)	(293)	—	(293)
Net incurred losses and LAE	$(29,623)	$6,069	$(23,554)	$(33,826)	$20,726	$(13,100)
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended March 31, 2016
The net reduction in incurred losses and LAE for the three months ended March 31, 2016 of $23.6 million included net incurred losses and LAE of $6.1 million related to current period net earned premium of $5.6 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.1 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $29.6 million, which was attributable to a reduction in estimates of net ultimate losses of $19.2 million, a reduction in provisions for bad debt of $1.4 million and a reduction in provisions for unallocated LAE of $8.2 million, relating to 2016 run-off activity and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.8 million.
The reduction in provisions for bad debt of $1.4 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.
Three Months Ended March 31, 2015
The net reduction in incurred losses and LAE for the year ended March 31, 2015 of $13.1 million included net incurred losses and LAE of $20.7 million related to current period net earned premium of $19.3 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $20.7 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $33.8 million, which was attributable to a reduction in provisions for bad debts of $19.8 million and a reduction in provisions for unallocated LAE of $14.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.3 million, partially offset by an increase in estimates of net incurred losses of $0.3 million.
The reduction in provisions for bad debt of $19.8 million for the three months ended March 31, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance as at January 1	$201,017	$212,611
Less: reinsurance reserves recoverable	25,852	28,278
Net balance as at January 1	175,165	184,333
Net incurred losses and LAE:
Current period	16,062	14,878
Prior periods	(473)	(7,858)
Total net incurred losses and LAE	15,589	7,020
Net paid losses:
Current period	(2,238)	(2,870)
Prior periods	(5,510)	(9,041)
Total net paid losses	(7,748)	(11,911)
Effect of exchange rate movement	664	(3,198)
Net balance as at March 31	183,670	176,244
Plus: reinsurance reserves recoverable	26,249	26,629
Balance as at March 31	$209,919	$202,873

Net Incurred losses and LAE in the Atrium segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$5,510	$2,238	$7,748	$9,041	$2,870	$11,911
Net change in case and LAE reserves	(3,960)	2,188	(1,772)	(3,711)	2,692	(1,019)
Net change in IBNR reserves	(1,591)	11,482	9,891	(12,993)	9,183	(3,810)
Increase (reduction) in estimates of net ultimate losses	(41)	15,908	15,867	(7,663)	14,745	7,082
Increase (reduction) in provisions for unallocated LAE	(70)	154	84	(195)	133	(62)
Amortization of fair value adjustments	(362)	—	(362)	—	—	—
Net incurred losses and LAE	$(473)	$16,062	$15,589	$(7,858)	$14,878	$7,020

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Balance as at January 1	$933,678	$861,800
Less: reinsurance reserves recoverable	299,783	325,209
Net balance as at January 1	633,895	536,591
Net incurred losses and LAE:
Current period	93,170	77,410
Prior periods	(1,987)	(1,194)
Total net incurred losses and LAE	91,183	76,216
Net paid losses:
Current period	(1,106)	(3,723)
Prior periods	(50,570)	(48,425)
Total net paid losses	(51,676)	(52,148)
Effect of exchange rate movement	(423)	(12,711)
Net balance as at March 31	672,979	547,948
Plus: reinsurance reserves recoverable	299,393	280,540
Balance as at March 31	$972,372	$828,488

Net incurred losses and LAE in the Starstone segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$50,570	$1,106	$51,676	$48,425	$3,723	$52,148
Net change in case and LAE reserves	4,636	8,019	12,655	(10,331)	8,545	(1,786)
Net change in IBNR reserves	(54,913)	81,999	27,086	(37,677)	63,416	25,739
Increase (reduction) in estimates of net ultimate losses	293	91,124	91,417	417	75,684	76,101
Increase (reduction) in provisions for unallocated LAE	(1,035)	2,046	1,011	(1,070)	1,726	656
Amortization of fair value adjustments	(1,245)	—	(1,245)	(541)	—	(541)
Net incurred losses and LAE	$(1,987)	$93,170	$91,183	$(1,194)	$77,410	$76,216

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
Policy benefits for life and annuity contracts as at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Life	$433,358	$436,603
Annuities	917,594	921,654
	1,350,952	1,358,257
Fair value adjustments	(51,829)	(53,560)
	$1,299,123	$1,304,697
 Refer to Note 10 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on establishing policy benefit reserves.
9. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$6,697	$7,947	$10,785	$27,755
Ceded	(1,426)	(2,512)	2,762	(9,263)
Net	$5,271	$5,435	$13,547	$18,492
Atrium
Gross	$41,518	$35,434	$48,913	$38,153
Ceded	(3,338)	(3,523)	(4,555)	(4,281)
Net	$38,180	$31,911	$44,358	$33,872
StarStone
Gross	$217,043	$194,116	$190,697	$168,532
Ceded	(66,907)	(40,034)	(65,874)	(44,910)
Net	$150,136	$154,082	$124,823	$123,622
Life and Annuities
Life	$17,926	$17,981	$22,733	$22,920
Total	$211,513	$209,409	$205,461	$198,906

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charge during the three months ended March 31, 2016:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charge
Balance as at December 31, 2015	$73,071	$31,202	$87,031	$191,304	$180,730	$255,911
Acquired during the period	—	—	—	—	—	—
Amortization	—	(3,416)	—	(3,416)	3,277	(1,611)
Balance as at March 31, 2016	$73,071	$27,786	$87,031	$187,888	$184,007	$254,300
Refer to Note 12 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on goodwill, intangible assets and the deferred charge.
Intangible asset amortization for the three months ended March 31, 2016 and 2015 was $0.1 million and $2.7 million, respectively.
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$458,202	$(306,417)	$151,785	$456,110	$(307,785)	$148,325
Reinsurance balances recoverable	(175,924)	156,317	(19,607)	(175,774)	154,619	(21,155)
Policy benefits for life and annuity contracts	86,332	(34,503)	51,829	86,332	(32,772)	53,560
Total	$368,610	$(184,603)	$184,007	$366,668	$(185,938)	$180,730
Other:
Distribution channel	$20,000	$(3,111)	$16,889	$20,000	$(2,777)	$17,223
Technology	15,000	(9,470)	5,530	15,000	(6,561)	8,439
Brand	7,000	(1,633)	5,367	7,000	(1,460)	5,540
Total	$42,000	$(14,214)	$27,786	$42,000	$(10,798)	$31,202
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charge on retroactive reinsurance	$271,176	$(16,876)	$254,300	$271,176	$(15,265)	$255,911

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOANS PAYABLE
We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Under these facilities, loans payable and accrued interest as of March 31, 2016 and December 31, 2015 were as follows:

Facility	Origination Date	Term	March 31, 2016	December 31, 2015
EGL Revolving Credit Facility	September 16, 2014	5 years	$505,750	$505,750
Sussex Facility	December 24, 2014	4 years	73,500	94,000
Total long-term bank debt			579,250	599,750
Accrued interest			1,364	500
Total loans payable			$580,614	$600,250
For the three months ended March 31, 2016 and 2015, interest expense was $5.4 million and $4.0 million, respectively.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and amended on February 27, 2015 and February 15, 2016, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million. As of March 31, 2016, there was $159.2 million of available unutilized capacity under this facility. Subsequent to March 31, 2016, there were net drawdowns on the facility of $87.4 million of the outstanding principal, which decreased our available unutilized capacity to $71.8 million. The subsequent drawdown primarily related to borrowing Euros to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. We are in compliance with the covenants of the EGL Revolving Credit Facility.
Sussex Facility
On December 24, 2014, we entered into a four-year term loan (the "Sussex Facility", formerly called the Companion Facility) with two financial institutions. This facility was fully utilized to initially borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. During 2015, we repaid $15.0 million and during the three months ended March 31, 2016 we repaid $20.5 million of the outstanding principal on the facility, bringing the outstanding principal to $73.5 million. We are in compliance with the covenants of the Sussex Facility.
Refer to Note 13 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the terms of the above facilities.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of March 31, 2016 and December 31, 2015 comprised the ownership interests held by Trident (39.32%) and Dowling (1.71%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium as well as certain non-life run-off portfolios. The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as of March 31, 2016 and December 31, 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Balance at beginning of period	$417,663	$374,619
Capital contributions	—	15,728
Dividends paid	—	(16,128)
Net earnings (loss) attributable to RNCI	9,107	(8,797)
Accumulated other comprehensive loss attributable to RNCI	1,481	(745)
Transfer from (to) noncontrolling interest	—	15,801
Accretion of RNCI to redemption value	875	37,185
Balance at end of period	$429,126	$417,663
Refer to Note 16 - "Related Party Transactions" and Note 17 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of March 31, 2016 and December 31, 2015, we had $3.9 million of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
13. EARNINGS PER SHARE
The following table sets forth the comparison of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$45,520	$44,847
Weighted-average ordinary shares outstanding — basic	19,282,946	19,237,461
Net earnings per ordinary share attributable to Enstar Group Limited — basic	$2.36	$2.33
Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$45,520	$44,847
Weighted-average ordinary shares outstanding — basic	19,282,946	19,237,461
Effect of dilutive securities:
Unvested shares	23,385	26,322
Restricted share units	15,133	10,424
Warrants	87,430	60,430
Weighted-average ordinary shares outstanding — diluted	19,408,894	19,334,637
Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$2.35	$2.32

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EMPLOYEE BENEFITS
 We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 17 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Share-based compensation expense for the three months ended March 31, 2016 and 2015, was $8.2 million and $1.4 million, respectively.
Employee share purchase plan expense for the three months ended March 31, 2016 and 2015, was less than $0.1 million and $0.1 million, respectively.
Annual incentive compensation program expense for the three months ended March 31, 2016 and 2015, was $7.3 million and $7.9 million, respectively.
Pension expense for the three months ended March 31, 2016 and 2015 was $3.1 million and $2.4 million, respectively.
15. TAXATION
Interim Tax Calculation Method
We use the estimated annual effective tax rate method for computing our interim tax provision. This method applies our best estimate of the effective tax rate expected for the full year to our year-to-date earnings before income taxes. We provide for income tax expense or benefit based upon our pre-tax earnings and the provisions of currently enacted tax laws. Certain items deemed to be unusual, infrequent or not reliably estimated, are excluded from the estimated annual effective tax rate. In the event such items are identified, the actual tax expense or benefit is reported in the same period as the related item. Certain other items are not included in the estimated annual effective tax rate, such as changes in the assessment of valuation allowance on deferred tax assets and uncertain tax positions, if any.
Interim Tax Expense (Benefit)
For the three months ended March 31, 2016 and 2015, the effective tax rates on income were 12.1% and 16.7%, respectively. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations (primarily the United States and United Kingdom) and an increase in the assessment of valuation allowance on deferred tax assets. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. We have undistributed earnings in these foreign subsidiaries that, if distributed as dividends or otherwise, may be subject to income or withholding taxes. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. During the three months ended March 31, 2016, we recognized an increase of $0.9 million in our deferred tax asset valuation allowance.
Accounting for Uncertainty in Income Taxes
We had no unrecognized tax benefits relating to uncertain tax positions as at either March 31, 2016 or December 31, 2015.
Tax Examinations
Our operating subsidiaries may be subject to audit by various tax authorities and may have different statutes of limitations expiration dates. With limited exceptions, our major subsidiaries that operate in the United States, United Kingdom and Australia are no longer subject to tax examinations for years before 2012, 2012 and 2009, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of March 31, 2016, we have included $429.1 million (December 31, 2015: $417.7 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at March 31, 2016, we have investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $184.7 million and $237.9 million as of March 31, 2016 and December 31, 2015, respectively, while the fair value of our investment in the registered investment company was $20.9 million and $21.0 million as at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, we recognized net realized and unrealized gains of $0.2 million and $2.3 million, respectively, in respect of the fund investments and net unrealized losses of $0.1 million and net unrealized gains of $1.1 million, respectively, in respect of the registered investment company investment. For the three months ended March 31, 2016 and 2015, we recognized interest income of $0.5 million and $0.8 million in respect of the registered investment company.
We also have separate accounts, with a balance of $157.0 million and $157.8 million as at March 31, 2016 and December 31, 2015, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.1 million and $0.1 million in management fees for the three months ended March 31, 2016 and 2015, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $23.1 million and $34.5 million as of March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016 and 2015, we have recognized net unrealized losses of $0.4 million and net unrealized gains of $1.3 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $17.3 million and $18.2 million as at March 31, 2016 and December 31, 2015, respectively. For the three months ended March 31, 2016, we recognized net unrealized losses of $0.9 million and interest income of $2.1 million. No income was recognized in respect of these investments for the three months ended March 31, 2015.
During 2015 we opened a separate account managed by Sound Point Capital, with a balance of $54.5 million and $53.5 million as at March 31, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.1 million and $nil in management fees for the three months ended March 31, 2016 and 2015, respectively.
Fees charged pursuant to investments affiliated with entities owned by Trident or Sound Point Capital were on an arm's-length basis.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goldman Sachs & Co.
Affiliates of Goldman Sachs own approximately 4.1% of our Voting Ordinary Shares and 100% of our Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to our Board of Directors in connection with Goldman Sachs’ investment in Enstar. As of both March 31, 2016 and December 31, 2015, we had investments in funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $39.6 million. As of March 31, 2016 and December 31, 2015, we had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited, which had a fair value of $46.3 million and $44.6 million, respectively. Goldman Sachs affiliates have an approximately 38% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which we have invested. For the three months ended March 31, 2016 and 2015, we recognized net unrealized gains of $2.5 million and net unrealized losses of $1.7 million, respectively, in respect of the Goldman Sachs-affiliated investments.
During 2015, a Goldman Sachs affiliate began providing investment management services to one of our subsidiaries. Our interests are held in accounts managed by affiliates of Goldman Sachs, with a balance of $775.0 million and $758.9 million as at March 31, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.2 million and $0.1 million in management fees for the three months ended March 31, 2016 and 2015, respectively.
Fees charged pursuant to investments with affiliates of Goldman Sachs were on an arm's-length basis.
CPPIB
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, "First Reserve", and the transaction, the "CPPIB-First Reserve Transaction"). These shares constitute a 9.3% voting interest and a 9.9% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. In addition, 4.6% of our voting shares are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP, CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner, and CPPIB's director representative is the trustee of CPPIB Trust.
We also have a pre-existing reinsurance recoverable based on normal commercial terms from a company later acquired by Wilton Re, which was carried on our balance sheet at $12.2 million as of March 31, 2016.

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
Credit risk exists in relation to our reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 6 - "Reinsurance Balances Recoverable."
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. Government instruments, exceeded 10% of shareholders’ equity as of March 31, 2016.
Legal Proceedings
We are, from time to time, involved in various legal proceedings in the ordinary course of business, including litigation and arbitration regarding claims. Estimated losses relating to claims arising in the ordinary course of business, including the anticipated outcome of any pending arbitration or litigation, are included in the liability for losses and LAE in our consolidated balance sheets. In addition to claims litigation, we may be subject to other lawsuits and regulatory actions in the normal course of business, which may involve, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity. We do not believe that the resolution of any currently pending legal proceedings, either individually or taken as a whole, will have a material effect on our business, results of operations or financial condition. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will continue to be subject to litigation and arbitration proceedings in the ordinary course of business, including litigation generally related to the scope of coverage with respect to asbestos and environmental and other claims.
Unfunded Investment Commitments
As at March 31, 2016, we had original commitments to investment funds of $380.0 million, of which $240.0 million has been funded, and $140.0 million remains outstanding as unfunded commitments.
Guarantees
As at March 31, 2016 and December 31, 2015, parental guarantees supporting subsidiaries' insurance obligations were $511.4 million and $334.2 million, respectively. The increase during the three months ended March 31, 2016 related primarily to the Allianz SE transaction described in Note 2 - "Significant New Business."
Acquisitions and Significant New Business
The second installment of $83.9 million in respect of our acquisition of Wilton Re life settlements was paid on May 5, 2016. This transaction is described in Note 3 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right"), and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 16 - "Related Party Transactions." Dowling has a right to participate if Trident exercises its put right.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. SEGMENT INFORMATION
We monitor and report our results of operations in four segments: Non-life Run-off, Atrium, StarStone and Life and Annuities. These segments are described in Note 1 and Note 22 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
The following tables set forth selected and condensed consolidated statement of earnings results by segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$5,435	$31,911	$154,082	$17,981	$—	$209,409
Fees and commission income	6,566	3,832	—	—	(5,051)	5,347
Net investment income	36,230	554	5,280	18,421	(422)	60,063
Net realized and unrealized gains (losses)	23,390	40	14,349	185	—	37,964
Other income	1,800	34	11	568	—	2,413
	73,421	36,371	173,722	37,155	(5,473)	315,196
EXPENSES
Net incurred losses and LAE	(23,554)	15,589	91,183	—	—	83,218
Life and annuity policy benefits	—	—	—	20,980	—	20,980
Acquisition costs	1,982	11,087	32,060	2,402	(266)	47,265
Salaries and benefits	35,697	2,858	17,849	1,156	—	57,560
General and administrative expenses	22,416	3,550	12,306	3,404	(4,790)	36,886
Interest expense	5,480	—	—	338	(417)	5,401
Net foreign exchange losses (gains)	880	1,815	(1,299)	376	—	1,772
	42,901	34,899	152,099	28,656	(5,473)	253,082
EARNINGS BEFORE INCOME TAXES	30,520	1,472	21,623	8,499	—	62,114
INCOME TAXES	(4,673)	(678)	(2,018)	(140)	—	(7,509)
NET EARNINGS	25,847	794	19,605	8,359	—	54,605
Less: Net losses (earnings) attributable to noncontrolling interest	(715)	(326)	(8,044)	—	—	(9,085)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,132	$468	$11,561	$8,359	$—	$45,520

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$18,492	$33,872	$123,622	$22,920	$—	$198,906
Fees and commission income	4,837	9,528	14	—	(2,899)	11,480
Net investment income	18,864	506	2,130	9,075	(160)	30,415
Net realized and unrealized gains	34,660	91	4,702	3,567	—	43,020
Other income	3,040	79	64	295	—	3,478
	79,893	44,076	130,532	35,857	(3,059)	287,299
EXPENSES
Net incurred losses and LAE	(13,100)	7,020	76,216	—	—	70,136
Life and annuity policy benefits	—	—	—	22,847	—	22,847
Acquisition costs	(1,705)	9,406	24,143	2,706	—	34,550
Salaries and benefits	32,044	8,169	15,420	2,139	—	57,772
General and administrative expenses	22,947	3,454	14,793	531	(2,899)	38,826
Interest expense	2,520	1,483	—	160	(160)	4,003
Net foreign exchange losses (gains)	5,138	(2,515)	(6,380)	(1,314)	—	(5,071)
	47,844	27,017	124,192	27,069	(3,059)	223,063
EARNINGS BEFORE INCOME TAXES	32,049	17,059	6,340	8,788	—	64,236
INCOME TAXES	(5,107)	(1,884)	(682)	(3,071)	—	(10,744)
NET EARNINGS	26,942	15,175	5,658	5,717	—	53,492
Less: Net losses (earnings) attributable to noncontrolling interest	404	(6,728)	(2,321)	—	—	(8,645)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$27,346	$8,447	$3,337	$5,717	$—	$44,847
Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at March 31, 2016 and December 31, 2015 by segment were as follows (the elimination items include the elimination of intersegment assets):

	2016	2015
Total assets:
Non-life Run-off	$8,327,932	$7,629,184
Atrium	589,456	555,621
StarStone	2,765,329	2,778,275
Life and annuities	1,694,773	1,734,945
Less:
Eliminations	(527,140)	(865,893)
	$12,850,350	$11,832,132

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements", and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
While our core focus remains acquiring and managing non-life run-off business, in recent years, we expanded our business to include active underwriting through our acquisitions of Atrium and StarStone. We partnered with the Trident V Funds ("Trident") in the Atrium and StarStone acquisitions, with Enstar owning a 59.0% interest, Trident owning a 39.3% interest, and Dowling Capital Partners, L.P. ("Dowling") owning a 1.7% interest. We also expanded our portfolio of run-off businesses to include closed life and annuities, primarily through our acquisition of Pavonia from HSBC Holdings plc in 2013.
We have four segments of business that are each managed, operated and reported upon separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For additional information relating to our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our business strategies are discussed in "Item 1. Business - Company Overview", "- Business Strategy", and "- Recent Acquisitions and Significant New Business" in our Annual Report on Form 10-K for the year ended December 31, 2015.
Key Performance Indicator
Our primary corporate objective is to grow our fully diluted book value per share. This is driven primarily by growth in our net earnings, which is in turn driven in large part by successfully completing new acquisitions, effectively managing companies and portfolios of business that we have acquired, and executing our active underwriting strategies. The drivers of our book value growth are discussed in "Item 1. Business - Business Strategy" in our Annual Report on Form 10-K for the year ended December 31, 2015.
During the three months ended March 31, 2016, we increased our book value per share on a fully diluted basis by 2.5% to $132.85 per share. The increase was primarily attributable to net earnings attributable to Enstar Group Limited of $45.5 million.
Current Outlook
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. On March 31, 2016, we completed an agreement to assume net reserves of $1.1 billion from Allianz SE ("Allianz") effective January 1, 2016. We are also providing claims consulting services to Allianz on this portfolio of business. We will continue to employ a disciplined approach when assessing, acquiring and managing portfolios of risk.
Our industry continues to experience challenging market conditions in underwriting and investing. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. We seek to maintain a disciplined underwriting approach to underwrite for profitability in our active underwriting segments, StarStone and Atrium. For the three months ended March 31, 2016 compared to 2015, gross premiums written decreased in our Atrium segment as certain business no longer met our underwriting standards. In our StarStone segment, gross premiums written increased through selective growth in certain specialty lines, which included the addition of new underwriting teams during late 2015.
Low yields persist in the investment markets and investment returns remain volatile. We expect to maintain our investment strategy, which emphasizes the preservation of our assets, credit quality, and diversification. We will continue to seek superior risk-adjusted returns by allocating a portion of our portfolio to non-investment grade securities or alternative investments in accordance with our investment guidelines. For the three months ended March 31, 2016 compared to the three months ended March 31, 2015, net investment income increased primarily due to our higher average invested assets and a higher yield obtained on those assets. Net investment income for the three months ended March 31, 2016 also benefited from income on life settlements contracts and interest on funds held relating to the portfolio assumed from Allianz.
Recent Developments
Our transactions take the form of either acquisition of companies or loss portfolio transfer, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
Allianz
On March 31, 2016, we completed our previously announced transaction with Allianz to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement effective January 1, 2016, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and assumed net reinsurance reserves of approximately $1.1 billion. Affiliates of Allianz retained approximately $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement and we transferred approximately $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We earn interest on the funds withheld based upon an initial fixed interest rate. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee is calculated in accordance with contractually defined terms and is capped at $270.0 million.
In addition to the reinsurance transaction described above, we have entered into a claims consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.
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
The loss ratio is calculated by dividing net incurred losses and LAE by net premiums earned. The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. The other operating expense ratio is calculated by dividing other operating expenses by net earned premiums earned. The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the other operating expense ratio. The ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations.
In the loss ratio, the excluded net premiums earned and net incurred losses and LAE of the holding companies relate to the amortization of our fair value adjustments associated with the liabilities for unearned premiums and losses and LAE acquired on acquisition date. Fair value purchase accounting adjustments established at the date of acquisition are recorded by the holding companies.
In Atrium’s other operating expense ratio, the excluded holding company general and administrative expenses relate to amortization of the definite-lived intangible assets. The excluded salaries and benefits expenses relate to Atrium Underwriters Limited ("AUL") managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. We believe it is a more meaningful presentation to exclude the costs in managing the syndicate because they are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.
In StarStone’s other operating expense ratio for 2016, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level. In StarStone’s other operating expense ratio for 2015, the excluded general and administrative expenses relate to management fee expenses charged by our Non-life Run-off segment primarily related to our costs incurred in managing StarStone, the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level.

Consolidated Results of Operations - For the Three Months Ended March 31, 2016, and 2015
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended March 31,
	2016	2015
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$209,409	$198,906
Fees and commission income	5,347	11,480
Net investment income	60,063	30,415
Net realized and unrealized gains (losses)	37,964	43,020
Other income	2,413	3,478
	315,196	287,299
EXPENSES
Net incurred losses and LAE	83,218	70,136
Life and annuity policy benefits	20,980	22,847
Acquisition costs	47,265	34,550
Salaries and benefits	57,560	57,772
General and administrative expenses	36,886	38,826
Interest expense	5,401	4,003
Net foreign exchange losses (gains)	1,772	(5,071)
	253,082	223,063
EARNINGS BEFORE INCOME TAXES	62,114	64,236
INCOME TAXES	(7,509)	(10,744)
NET EARNINGS	54,605	53,492
Less: Net loss (earnings) attributable to noncontrolling interest	(9,085)	(8,645)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$45,520	$44,847

Highlights
Consolidated Results of Operations for the Three Months Ended March 31, 2016

•	Consolidated net earnings of $45.5 million and basic and diluted earnings per share of $2.36 and $2.35, respectively

•	Net earnings from Non-life Run-off and Life and Annuities segments of $25.1 million and $8.4 million, respectively

•	Net premiums earned of $209.4 million, including $154.1 million and $31.9 million in our StarStone and Atrium segments

•	Combined ratios of 99.8% and 94.3% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)

•	Net investment income of $60.1 million and net realized and unrealized gains of $38.0 million

Consolidated Financial Condition as at March 31, 2016

•	Total investments and cash of $8,736.0 million

•	Total reinsurance balances recoverable of $1,402.2 million

•	Total assets of $12,850.3 million

•	Shareholder's equity of $2,577.8 million and redeemable noncontrolling interest of $429.1 million

•	Total gross reserves for losses and LAE of $6,641.5 million, with $1,084.3 million of net reserves assumed in our non-life run-off operations during the three months ended March 31, 2016

•	Policy benefits for life and annuity contracts of $1,299.1 million

•	Diluted book value per common share of $132.85
Consolidated Overview
2016 versus 2015: We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $45.5 million for the three months ended March 31, 2016, an increase of $0.7 million from $44.8 million for the three months ended March 31, 2015. Our comparative results were impacted by our acquisition activity during 2015, when we acquired Sussex, Wilton Re’s life settlements business, and Alpha, and by our completed loss portfolio transfer reinsurance transactions during 2016 and 2015 with Allianz SE, Reciprocal of America, Voya, and Sun Life.
The most significant drivers of our consolidated financial performance during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 included:

•
Non-life Run-off - Net reduction in the liability for net incurred losses and LAE within our Non-life Run-off segment continued to be the predominant driver of our consolidated earnings. Net earnings provided by the Non-life Run-off segment for the three months ended March 31, 2016 and 2015 were comparable at $25.1 million and $27.3 million, respectively;

•
StarStone - Net earnings attributable to the StarStone segment were $11.6 million for the three months ended March 31, 2016, as compared to $3.3 million for the three months March 31, 2015. We saw improvement in the underwriting profitability and investment performance of StarStone;

•
Atrium - Net earnings for the three months ended March 31, 2016 were $0.5 million compared to net earnings of $8.4 million for the three months ended March 31, 2015, primarily due to lower favorable prior year loss development in the three months ended March 31, 2016 compared to the three months ended March 31, 2015;

•
Life and Annuities - Net earnings for the three months ended March 31, 2016 were $8.4 million compared to $5.7 million for the three months ended March 31, 2015, with 2016 earnings primarily due to life settlements;

•
Net Investment Income – Total net investment income was $60.1 million and $30.4 million for the three months ended March 31, 2016 and 2015, respectively. Net investment income increased due to our higher average invested assets and a higher yield obtained on those assets. Net investment income for the three months ended March 31, 2016 also benefited from income on life settlements contracts of $8.8 million and interest on funds held of $7.6 million relating to the portfolio assumed from Allianz;

•
Net Realized and Unrealized Gains (Losses) - For the three months ended March 31, 2016, net realized gains (losses) were ($1.4) million compared to $12.7 million in 2015. The prior period included $10.7 million of gains on equity securities. For the three months ended March 31, 2016, net unrealized gains were $39.4 million compared to $30.3 million in 2015. The 2016 net unrealized gain was primarily in fixed maturity securities due to lower treasury yields, partially offset by widening corporate credit spreads during the quarter. The 2015 gain was primarily due to other investments;

•
Noncontrolling Interest - Noncontrolling interest in losses (earnings) is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the three months ended March 31, 2016, the noncontrolling interest in earnings was $9.1 million as compared to the noncontrolling interest in earnings of $8.6 million in 2015.

Results of Operations by Segment - For the Three Months Ended March 31, 2016, and 2015
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2015.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended March 31,
	2016	2015
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$25,132	$27,346
Atrium	468	8,447
StarStone	11,561	3,337
Life and Annuities	8,359	5,717
Net earnings attributable to Enstar Group Limited	$45,520	$44,847
The following is a discussion of our results of operations by segment.
Non-life Run-off Segment
Our Non-Life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd. ("Arden") and Starstone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three months ended March 31, 2016, and 2015, which are summarized below.

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$5,435	$18,492	$(13,057)
Fees and commission income	6,566	4,837	1,729
Net investment income	36,230	18,864	17,366
Net realized and unrealized gains (losses)	23,390	34,660	(11,270)
Other income	1,800	3,040	(1,240)
	73,421	79,893	(6,472)
EXPENSES
Net incurred losses and LAE	(23,554)	(13,100)	(10,454)
Acquisition costs	1,982	(1,705)	3,687
Salaries and benefits	35,697	32,044	3,653
General and administrative expenses	22,416	22,947	(531)
Interest expense	5,480	2,520	2,960
Net foreign exchange losses (gains)	880	5,138	(4,258)
	42,901	47,844	(4,943)
EARNINGS BEFORE INCOME TAXES	30,520	32,049	(1,529)
INCOME TAXES	(4,673)	(5,107)	434
NET EARNINGS	25,847	26,942	(1,095)
Less: Net loss (earnings) attributable to noncontrolling interest	(715)	404	(1,119)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,132	$27,346	$(2,214)

Overall Results
2016 versus 2015: Net earnings for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015 were relatively consistent period over period. The components of the earnings are discussed below. Investment results are separately discussed below in "Investments."
Net Premiums Earned:

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$6,697	$10,785	$(4,088)
Ceded reinsurance premiums written	(1,426)	2,762	(4,188)
Net premiums written	5,271	13,547	(8,276)
Gross premiums earned	7,947	27,755	(19,808)
Ceded reinsurance premiums earned	(2,512)	(9,263)	6,751
Net premiums earned	$5,435	$18,492	$(13,057)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year, and the run-off of premiums from acquisitions completed in recent years.
2016 versus 2015: Premiums written and earned in the three months ended March 31, 2016 and 2015 were primarily attributable to Sussex's run-off business for the obligatory renewal of certain policies that we are in the process of placing into run-off. The premiums earned are generally offset by net incurred losses and LAE relating to the premiums.
Fees and Commission Income:
2016 versus 2015: Our management companies in the Non-life Run-off segment earned fees and commission income of approximately $6.6 million and $4.8 million for the three months ended March 31, 2016 and 2015, respectively. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$130,323	$1,990	$132,313	$60,689	$4,571	$65,260
Net change in case and LAE reserves (1)	(108,969)	184	(108,785)	(9,994)	2,994	(7,000)
Net change in IBNR reserves (1)	(40,513)	3,450	(37,063)	(50,439)	13,161	(37,278)
Increase (reduction) in estimates of net ultimate losses	(19,159)	5,624	(13,535)	256	20,726	20,982
Increase (reduction) in provisions for bad debt	(1,448)	—	(1,448)	(19,814)	—	(19,814)
Increase (reduction) in provisions for unallocated LAE	(8,233)	445	(7,788)	(13,975)	—	(13,975)
Amortization of fair value adjustments	(783)	—	(783)	(293)	—	(293)
Net incurred losses and LAE	$(29,623)	$6,069	$(23,554)	$(33,826)	$20,726	$(13,100)

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
2016 versus 2015: The net reduction in incurred losses and LAE for the three months ended March 31, 2016 of $23.6 million included net incurred losses and LAE of $6.1 million related to current period net premiums earned of $5.6 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.1 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $29.6 million, which was attributable to a reduction in estimates of net ultimate losses of $19.2 million, a reduction in provisions for bad debt of $1.4 million and a reduction in provisions for unallocated LAE of $8.2 million, relating to 2016 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.8 million. The reduction in provisions for bad debt of $1.4 million was a result of the collection of certain reinsurance recoverables against which bad debt provisions had been provided in earlier periods.
The net reduction in incurred losses and LAE for the three months ended March 31, 2015 of $13.1 million included net incurred losses and LAE of $20.7 million related to current period net premiums earned of $19.3 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $20.7 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $33.8 million, which was attributable to a reduction in provisions for bad debt of $19.8 million and a reduction in provisions for unallocated LAE of $14.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.3 million, partially offset by an increase in estimates of net ultimate losses of $0.3 million. The reduction in provisions for bad debt of $19.8 million for the three months ended March 31, 2015 resulted from the cash collection and commutation of certain reinsurance receivables against which bad debt provisions had been provided for in earlier periods.

Acquisition Costs:
Acquisition costs for the Non-life Run-off segment were $2.0 million and $(1.7) million for the three months ended March 31, 2016 and 2015, respectively. Acquisition costs for the three months ended March 31, 2016 primarily related to net premiums earned on the Alpha Insurance business that was placed into run-off, whereas the recovery in the three months ended March 31, 2015 related to StarStone's legacy business that was placed into run-off.
Salaries and Benefits:
2016 versus 2015: Salaries and benefits for the Non-life Run-off segment, which include expenses relating to our discretionary bonus and employee share plans, were $35.7 million and $32.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily attributable to $4.0 million of higher accruals for long-term equity-based compensation awards due to the increase in our share price.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses for the Non-life Run-off segment decreased by $0.5 million, from $22.4 million to $22.9 million in the three months ended March 31, 2016 and 2015, respectively.
Interest Expense:
2016 versus 2015: Interest expense was $5.5 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense was primarily a result of the increase in loans outstanding as a result of drawdowns for acquisitions and significant new business.
Net Foreign Exchange Losses (Gains)
2016 versus 2015: We recorded net foreign exchange losses of $0.9 million and $5.1 million for the Non-life Run-off segment for the three months ended March 31, 2016 and 2015, respectively. The net foreign exchange losses for the three months ended March 31, 2016 and 2015 arose primarily as a result of the holding of surplus Euro and British pound assets at a time when the U.S. dollar appreciated against these currencies. In addition to the net foreign exchange losses recorded in our consolidated statement of earnings, we recorded in our consolidated statement of comprehensive income currency translation adjustment gain (loss), net of noncontrolling interest, related to our Non-life-Run-off segment of $5.3 million and $(4.1) million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016 and 2015, the currency translation adjustments related primarily to our Australian-based subsidiaries whose functional currency is the Australian dollar.

Noncontrolling Interest:
2016 versus 2015: We recorded a noncontrolling interest in losses (earnings) of our Non-life Run-off segment of $0.7 million and $(0.4) million for the three months ended March 31, 2016 and 2015, respectively. The increase in losses associated with the noncontrolling interests for the three months ended March 31, 2016 was due primarily to the decrease in earnings for those companies where there is a noncontrolling interest. The number of subsidiaries in this segment with a noncontrolling interest decreased from 7 as at March 31, 2015 to 2 as at March 31, 2016 as described in "Item 1. Business - Other Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Atrium Segment
The Atrium segment includes Atrium 5 Ltd. ("Atrium 5"), AUL, Northshore Holdings Limited ("Holding Company"), and an allocation of financing costs ("Enstar Specific Expenses"). Atrium 5 results represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital. AUL results largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less salaries and general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. The Holding Company results include the amortization of intangible assets that were fair valued upon acquisition and Enstar Specific Expenses represent our acquisition financing costs.
The following is a discussion and analysis of the results of operations for our Atrium segment for the three months ended March 31, 2016 and 2015, which are summarized below.

	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$31,911	$33,872	$(1,961)
Fees and commission income	3,832	9,528	(5,696)
Net investment income	554	506	48
Net realized and unrealized gains (losses)	40	91	(51)
Other income	34	79	(45)
	36,371	44,076	(7,705)
EXPENSES
Net incurred losses and LAE	15,589	7,020	8,569
Acquisition costs	11,087	9,406	1,681
Salaries and benefits	2,858	8,169	(5,311)
General and administrative expenses	3,550	3,454	96
Interest expense	—	1,483	(1,483)
Net foreign exchange losses (gains)	1,815	(2,515)	4,330
	34,899	27,017	7,882
EARNINGS BEFORE INCOME TAXES	1,472	17,059	(15,587)
INCOME TAXES	(678)	(1,884)	1,206
NET EARNINGS	794	15,175	(14,381)
Less: Net earnings attributable to noncontrolling interest	(326)	(6,728)	6,402
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$468	$8,447	$(7,979)
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$329	$8,789	$(8,460)
AUL	530	1,526	(996)
Atrium Total	859	10,315	(9,456)
Holding Company	(391)	(385)	(6)
Enstar Specific Expenses	—	(1,483)	1,483
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$468	$8,447	$(7,979)

Net earnings shown above excludes unrealized investment gains (losses) and foreign currency translation adjustments relating to Atrium's available-for-sale investments, which are included in accumulated other comprehensive income. For the three months ended March 31, 2016 and 2015, these amounts were a gain of $2.1 million and a loss of $1.8 million, respectively, after attribution to noncontrolling interests.
In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Three Months Ended March 31,
	2016	2015	(Favorable) Unfavorable
Loss ratio (1)	48.7%	20.7%	28.0%
Acquisition cost ratio (1)	34.7%	27.8%	6.9%
Other operating expense ratio (1)	10.9%	14.9%	(4.0)%
Combined ratio (1)	94.3%	63.4%	30.9%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the three months ended March 31, 2016 and 2015, respectively: net premiums earned of $31,911 and $33,872, net incurred losses and LAE of $15,549 and $7,020, acquisition costs of $11,087 and $9,406, and other operating expenses of $3,465 and $5,039.
The higher combined ratio for Atrium 5 in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to an increase in the net loss ratio. This was primarily attributable to lower favorable prior year loss development in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The decrease in the AUL result from $1.5 million in 2015 to $0.5 million in 2016 reflects decreased profit commission earned from the results of Syndicate 609.
Holding Company Expenses were relatively consistent from 2015 to 2016. Enstar Specific Expenses are discussed below under "Interest Expense."
Investment results are separately discussed below in "Investments."
Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$4,172	$7,117	$(2,945)
Property and Casualty Binding Authorities	9,679	8,313	1,366
Upstream Energy	2,873	4,910	(2,037)
Reinsurance	6,383	8,212	(1,829)
Accident and Health	4,267	4,895	(628)
Non-Marine Direct and Facultative	3,915	3,833	82
Liability	5,269	5,263	6
Aviation	2,675	3,363	(688)
War and Terrorism	2,285	3,007	(722)
Total	$41,518	$48,913	$(7,395)
See below for a discussion of the drivers of the decrease in net premiums earned for the three months ended March 31, 2016 and 2015, which also explain the decrease in gross premium written for the same periods.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$3,901	$5,185	$(1,284)
Property and Casualty Binding Authorities	8,510	6,982	1,528
Upstream Energy	2,116	3,743	(1,627)
Reinsurance	2,780	3,111	(331)
Accident and Health	3,155	3,215	(60)
Non-Marine Direct and Facultative	3,566	3,626	(60)
Liability	4,913	4,388	525
Aviation	1,291	1,769	(478)
War and Terrorism	1,679	1,853	(174)
Total	$31,911	$33,872	$(1,961)
2016 versus 2015: Net premiums earned for the Atrium segment were $31.9 million and $33.9 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net premiums earned was due to our underwriting discipline to non-renew certain business that no longer met our underwriting standards, particularly in the marine and upstream energy lines. We are seeing continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continue to focus on risk selection and underwriting for profitability. These premium decreases were partially offset by the increase in the property and casualty binding authorities line, which reflects the continued success of the AU Gold underwriting platform.
Fees and Commission Income:
2016 versus 2015: Fees and commission income were $3.8 million and $9.5 million for the three months ended March 31, 2016 and 2015, respectively. The fees represent management and profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was due primarily to profit commission on lower syndicate profits in the three months ended March 31, 2016 as compared with the three months ended March 31, 2015.
Net Incurred Losses and LAE:
2016 versus 2015: Net incurred losses and LAE for the three months ended March 31, 2016 and 2015 were $15.6 million and $7.0 million, respectively. Net favorable prior year loss development for the three months ended March 31, 2016 and 2015 was $0.5 million and $7.9 million, respectively. Net favorable prior year loss development in the three months ended March 31, 2016 primarily related to the non-marine direct and facultative lines of business. Net favorable prior year loss development in the three months ended March 31, 2015 primarily related to the aviation, marine, upstream energy and non-marine direct and facultative lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended March 31, 2016 and 2015 were $16.1 million and $14.9 million, respectively. The increase in net incurred losses and LAE, excluding prior year loss development, was due to notable losses in the war and terrorism and aviation lines in the three months ended March 31, 2016, compared to a relatively lower level of losses in the comparative period.
Acquisition Costs:
2016 versus 2015: Acquisition costs were $11.1 million and $9.4 million for the three months ended March 31, 2016 and 2015, respectively. The Atrium 5 acquisition cost ratios for the three months ended March 31, 2016 and 2015 were 34.7% and 27.8%, respectively, an increase of 6.9%. The increase was due to higher profit commissions payable on certain underlying business that performed well.

Salaries and Benefits:
2016 versus 2015: Salaries and benefits for the Atrium segment were $2.9 million and $8.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $5.3 million was primarily due to lower bonus accruals resulting from lower net earnings in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, as well as more compensation costs being retained in Syndicate 609 versus in AUL. For the three months ended March 31, 2016, the total of $2.9 million was comprised of salaries and benefits of $1.8 million, total current and prior year related share grant costs of $0.3 million and discretionary bonus of approximately $0.8 million. For the three months ended March 31, 2015, the total of $8.2 million was comprised of salaries and benefits of $1.9 million, total current and prior year related share grant costs of $1.6 million and discretionary bonus of approximately $4.7 million. The total current and prior year share grant costs relate to Northshore incentive plan awards to Atrium employees. Expenses relating to the discretionary bonus and share grant costs will be variable and dependent on Atrium’s overall profitability.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses for the Atrium segment were $3.6 million and $3.5 million for the three month ended March 31, 2016 and 2015, respectively. Expenses for the three months ended March 31, 2016 and 2015 included $2.9 million and $2.8 million, respectively, related to AUL’s direct expenses and Atrium’s share of syndicate expenses. In addition, expenses of $0.5 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, related to the amortization of the definite-lived intangible assets in the Holding Company.
Interest Expense:
2016 versus 2015: Interest expense was $nil and $1.5 million for the three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, interest was no longer incurred by the Atrium segment. The interest expense for the three months ended March 31, 2015 was in respect of borrowings under the Enstar revolving credit facility, which is an Enstar specific expense.
Noncontrolling Interest:
2016 versus 2015: Noncontrolling interest in earnings of the Atrium segment was $0.3 million and $6.7 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and 2015, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment, although their share of net earnings for the three months ended March 31, 2015 was higher due primarily to the interest expense recorded in the segment, which was an Enstar specific expense.

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
The following is a discussion and analysis of the results of operations for the StarStone segment for the three months ended March 31, 2016 and 2015, which are summarized below.

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$154,082	$123,622	$30,460
Net investment income	5,280	2,130	3,150
Net realized and unrealized gains (losses)	14,349	4,702	9,647
Other income	11	64	(53)
	173,722	130,532	43,190
EXPENSES
Net incurred losses and LAE	91,183	76,216	14,967
Acquisition costs	32,060	24,143	7,917
Salaries and benefits	17,849	15,420	2,429
General and administrative expenses	12,306	14,793	(2,487)
Net foreign exchange losses (gains)	(1,299)	(6,380)	5,081
	152,099	124,192	27,907
EARNINGS BEFORE INCOME TAXES	21,623	6,340	15,283
INCOME TAXES	(2,018)	(682)	(1,336)
NET EARNINGS	19,605	5,658	13,947
Less: Net earnings attributable to noncontrolling interest	(8,044)	(2,321)	(5,723)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,561	$3,337	$8,224

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$11,263	$4,897	$6,366
Holding Company	298	(1,560)	1,858
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$11,561	$3,337	$8,224
(1) StarStone's net earnings before noncontrolling interest were $19.1 million and $8.3 million for the three months ended March 31, 2016 and 2015, respectively.

Net earnings were $11.6 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $8.2 million. This was primarily due to an increase of $9.6 million in net realized and unrealized gains (losses) in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Investment results are separately discussed below in "Investments." The segment results also reflect a lower combined ratio, discussed below, from the positive impact of our ongoing efforts to re-engineer StarStone's operations and build a sustainable business and brand.

In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Three Months Ended March 31,
	2016	2015	(Favorable) Unfavorable
Loss ratio (1)	60.2%	61.1%	(0.9)%
Acquisition cost ratio (1)	20.9%	19.2%	1.7%
Other operating expense ratio (1)	18.7%	22.9%	(4.2)%
Combined ratio (1)	99.8%	103.2%	(3.4)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the three months ended March 31, 2016 and 2015, respectively: net premiums earned of $153,497 and $125,673, net incurred losses and LAE of $92,428 and $76,758, acquisition costs of $32,060 and $24,143, and other operating expenses of $28,731 and $28,825.

The combined ratio improved by 3.4% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to a reduction in the other operating expense ratio of 4.2% as a result of an increase in net premiums earned whilst maintaining a relatively consistent expense base.
The Holding Company result comprises the amortization of definite-lived intangible assets and some general and administrative expenses.
Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$67,312	$59,822	$7,490
Marine	69,377	57,637	11,740
Property	41,998	36,278	5,720
Aerospace	11,455	11,117	338
Workers' Compensation	26,901	25,843	1,058
Total	$217,043	$190,697	$26,346
2016 versus 2015: Gross premiums written were $217.0 million and $190.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $26.3 million. Premiums written in the marine and property lines increased by $11.7 million and $5.7 million, respectively, as a result of selective growth in new business, partly due to new business underwritten by teams of underwriters we hired in late 2015. The casualty line of business continued to grow, increasing by $7.5 million, as we expanded our geographic reach and range of products.

Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$48,409	$40,145	$8,264
Marine	33,989	23,864	10,125
Property	34,091	23,843	10,248
Aerospace	17,407	19,322	(1,915)
Workers' Compensation	20,186	16,448	3,738
Total	$154,082	$123,622	$30,460
2016 versus 2015: Net premiums earned for the StarStone segment for the three months ended March 31, 2016 increased from 2015 by $30.5 million to $154.1 million. The lines of business driving the increase were property, marine and casualty, which is consistent with the increases in premiums written for these lines.
Net Incurred Losses and LAE:
2016 versus 2015: Net incurred losses and LAE for the three months ended March 31, 2016 and 2015 were $91.2 million and $76.2 million, respectively, an increase of $15.0 million. The increase was primarily attributable to the increase in net premiums earned. Net favorable prior year loss development for the three months ended March 31, 2016 and 2015 was $2.0 million and $1.2 million, respectively. The loss ratios for the three months ended March 31, 2016 and 2015 were relatively consistent at 60.2% and 61.1%, respectively, a decrease of 0.9% in total and across most lines of business.
Acquisition Costs:
2016 versus 2015: Acquisition costs were $32.1 million and $24.1 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $7.9 million. The increase was primarily attributable to the increase in net premiums earned. The acquisition cost ratios for the three months ended March 31, 2016 and 2015 were 20.9% and 19.2%, respectively, an increase of 1.7% reflecting a change in the mix of business.
Salaries and Benefits:
2016 versus 2015: Salaries and benefits costs for the three months ended March 31, 2016 and 2015 were $17.8 million and $15.4 million, respectively, an increase of $2.4 million. The increase was primarily related to higher accruals for long-term equity-based compensation awards due to the increase in our share price.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses for the three months ended March 31, 2016 and 2015 were $12.3 million and $14.8 million, respectively. The decrease related to lower costs related to systems projects.
Noncontrolling Interest:
2016 versus 2015: Noncontrolling interest in earnings of the StarStone segment was $8.0 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase was due to higher net earnings before noncontrolling interest for the three months ended March 31, 2016 compared with the three months ended March 31, 2015. As of March 31, 2016 and 2015, Trident and Dowling had a combined 41.03% noncontrolling interest in the StarStone segment.

Life and Annuities Segment
For our Life and Annuities segment, our run-off strategy differs from the non-life run-off business, in particular because we have limited ability to shorten the duration of the liabilities in this business through either early claims settlement, commutations or policy buy-backs. Instead, we will hold the policies associated with the life and annuities business to their natural maturity or lapse and will pay claims as they fall due.
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the three months ended March 31, 2016 and 2015, which are summarized below.

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$17,981	$22,920	$(4,939)
Fees and commission income	—	—	—
Net investment income	18,421	9,075	9,346
Net realized and unrealized gains (losses)	185	3,567	(3,382)
Other income	568	295	273
	37,155	35,857	1,298
EXPENSES
Life and annuity policy benefits	20,980	22,847	(1,867)
Acquisition costs	2,402	2,706	(304)
Salaries and benefits	1,156	2,139	(983)
General and administrative expenses	3,404	531	2,873
Interest expense	338	160	178
Net foreign exchange losses (gains)	376	(1,314)	1,690
	28,656	27,069	1,587
EARNINGS BEFORE INCOME TAXES	8,499	8,788	(289)
INCOME TAXES	(140)	(3,071)	2,931
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$8,359	$5,717	$2,642
Overall Results:
Net earnings were $8.4 million and $5.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $2.6 million. In May 2015, we acquired life settlements business from Wilton Re that contributed $8.1 million to net earnings during the three months ended March 31, 2016, which was comprised of net investment income of $8.8 million from policy maturity events, offset by expenses of $0.7 million. Excluding the impact of the life settlements business we acquired, net earnings for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 decreased by $5.4 million. This was primarily due to a decrease of $3.4 million in net realized and unrealized gains (losses). Investment results are separately discussed below in "Investments."

Net Premiums Earned:
A summary of our net premiums earned by type of major product is below.

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Term life insurance	$7,627	$6,863	$764
Assumed life reinsurance	3,866	4,440	(574)
Credit life and disability	6,488	11,617	(5,129)
	$17,981	$22,920	$(4,939)
2016 versus 2015: Net premiums earned were $18.0 million and $22.9 million for the three months ended March 31, 2016 and 2015, respectively. In general, net premiums earned are expected to reduce at approximately 15 to 20% per annum as we run-off this business. The decrease in Credit life and disability premiums of $5.1 million included a decrease of $2.7 million in the three months ended March 31, 2016 related to our strategic decision to utilize the cancellation option on certain credit products in the third quarter of 2015. Net premiums earned in Term life insurance included $1.1 million related to Alpha Insurance for the three months ended March 31, 2016. We acquired Alpha Insurance in November 2015.
Life and Annuity Policy Benefits:

	Three Months Ended March 31,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Annuity benefits paid	$10,556	$11,198	$(642)
Life and disability benefits paid	20,459	20,413	46
Total benefits paid	31,015	31,611	(596)
Change in annuity benefit reserves	(4,061)	(4,829)	768
Change in life and disability reserves	(7,709)	(6,486)	(1,223)
Amortization of fair value adjustments	1,735	2,551	(816)
Total change in reserves	(10,035)	(8,764)	(1,271)
Life and annuity policy benefits	$20,980	$22,847	$(1,867)
2016 versus 2015: Life and annuity policy benefits were $21.0 million and $22.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease of $1.9 million is consistent with the run-off of policyholders in both the annuity and life business.
Annuity policy benefits were relatively consistent for the three months ended March 31, 2016 and 2015. Annuity policy benefits during the three months ended March 31, 2016 were $6.5 million, comprised of benefits paid of $10.6 million, partially offset by a reduction in reserves of $4.1 million. Annuity policy benefits during the three months ended March 31, 2015 were $6.4 million, comprised of benefits paid of $11.2 million, partially offset by a reduction in reserves of $4.8 million.
Life and disability policy benefits decreased by $1.2 million for the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. Life and disability policy benefits during the three months ended March 31, 2016 were $12.7 million, comprised of benefits paid of $20.5 million, partially offset by a reduction in reserves of $7.7 million. Life and disability policy benefits during the three months ended March 31, 2015 were $13.9 million, comprised of benefits paid of $20.4 million, partially offset by a reduction in reserves of $6.5 million. The decrease in life and disability policy benefits from 2015 to 2016 was primarily as a result of a decrease in premiums earned, as well as the cancellation of certain credit products, offset by claims relating to Alpha Insurance, which were not included in the comparative period.

Acquisition Costs:
2016 versus 2015: Acquisition costs for the three months ended March 31, 2016 and 2015 were $2.4 million and $2.7 million, respectively. In the three months ended March 31, 2016, the commissions on credit business were lower by $0.5 million, partially offset by $0.2 million of commissions on the Alpha Insurance business.
General and Administrative Expenses:
2016 versus 2015: General and administrative expenses were $3.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The increase for the three months ended March 31, 2016 primarily related to the timing of acquisitions occurring in 2015 after March 31, 2015; namely $1.1 million relating to Alpha Insurance and $0.7 million relating to the life settlements business. In addition, the three months ended March 31, 2015 included the release of a previously accrued acquisition date liability of $1.8 million attributable to the finalization with the seller of the purchase price for the Pavonia business.

Investments
We define invested assets as the sum of total investments, cash and cash equivalents and restricted cash and cash equivalents. Investments consist primarily of investment grade, liquid, fixed maturity securities of short-to-medium duration, equities and other investments. Cash and cash equivalents and restricted cash and cash equivalents are comprised mainly of cash, high-grade fixed deposits, and other highly liquid instruments such as commercial paper with maturities of less than three months at the time of acquisition and money market funds.
Invested assets, including cash and cash equivalents, were $8.7 billion and $8.8 billion as at March 31, 2016 and December 31, 2015, respectively. Invested assets were maintained at a consistent level reflecting cash used in operations offset by increased valuations and improved investment performance during the quarter.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$819,204	$—	$819,204	10.9%	$775,798	$—	$775,798	10.4%
Non-U.S. government	418,348	21,530	439,878	5.9%	415,995	28,791	444,786	6.0%
Corporate	2,704,702	157,241	2,861,943	38.2%	2,673,311	138,755	2,812,066	37.8%
Municipal	17,421	—	17,421	0.2%	28,174	—	28,174	0.4%
Residential mortgage-backed	450,317	1,044	451,361	6.0%	390,809	1,153	391,962	5.3%
Commercial mortgage-backed	234,669	41,465	276,134	3.7%	241,208	43,367	284,575	3.8%
Asset-backed	568,735	56,739	625,474	8.4%	577,280	65,804	643,084	8.7%
Total	5,213,396	278,019	5,491,415	73.3%	5,102,575	277,870	5,380,445	72.4%

Fixed maturity investments, held-to-maturity
U.S. government & agency	20,202	27	20,229	0.3%	19,288	33	19,321	0.3%
Non-U.S. government	39,950	—	39,950	0.5%	39,058	—	39,058	0.5%
Corporate	737,343	120	737,463	9.8%	710,546	146	710,692	9.6%
Total	797,495	147	797,642	10.6%	768,892	179	769,071	10.4%

Equities
U.S.			110,987	1.5%			108,793	1.5%
International			7,273	0.1%			7,148	0.1%
Total			118,260	1.6%			115,941	1.6%

Other investments
Private equity funds			249,398	3.3%			254,883	3.4%
Fixed income funds			267,839	3.6%			291,736	3.9%
Fixed income hedge funds			109,636	1.5%			109,400	1.5%
Equity funds			150,348	2.0%			147,390	2.0%
Multi-strategy hedge fund			98,432	1.3%			99,020	1.3%
Real estate debt fund			—	—%			54,829	0.7%
CLO equities			58,975	0.8%			61,702	0.8%
CLO equity funds			12,167	0.2%			13,928	0.2%
Call options on equities			6,060	0.1%			—	—%
Other			1,136	—%			1,144	—%
Total			953,991	12.8%			1,034,032	13.8%

Other investments
Life settlements			127,233	1.7%			130,268	1.8%

Total investments	$6,010,891	$278,166	$7,488,541	100.0%	$5,871,467	$278,049	$7,429,757	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.

(2)	Non-Investment Grade included non-rated securities with a fair value of $40.8 million and $44.1 million as at March 31, 2016 and December 31, 2015, respectively.
A description of our investment valuation processes is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2015 and "Note 4 - Fair Value Measurements" included within Item 1 of this Quarterly Report on Form 10-Q.

Composition of Invested Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at March 31, 2016 and December 31, 2015:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
March 31, 2016
Short-term investments, trading, at fair value	$120,178	$—	$6,502	$2,245	$128,925
Short-term investments, available-for-sale, at fair value	—	1,850	—	5,837	7,687
Fixed maturities, trading, at fair value	3,523,608	37,000	1,197,709	313,686	5,072,003
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	788,190	788,190
Fixed maturities, available-for-sale, at fair value	5,345	163,438	—	114,017	282,800
Equities, trading, at fair value	104,940	—	8,992	4,328	118,260
Other investments, at fair value	787,813	—	121,905	44,273	953,991
Other investments, at cost	—	—	—	131,168	131,168
Total investments	4,541,884	202,288	1,335,108	1,403,744	7,483,024
Cash and cash equivalents	862,588	98,739	218,903	72,764	1,252,994
Total invested assets	$5,404,472	$301,027	$1,554,011	$1,476,508	$8,736,018
Duration	1.91	1.28	2.14	6.53	2.61
Average Credit Rating	A+	AA-	AA-	A+	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
December 31, 2015
Short-term investments, trading, at fair value	$72,163	$—	$12,941	$2,246	$87,350
Short-term investments, available-for-sale, at fair value	—	1,848	—	6,774	8,622
Fixed maturities, trading, at fair value	3,444,752	37,000	1,204,376	304,666	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	790,866	790,866
Fixed maturities, available-for-sale, at fair value	6,464	181,027	—	106,188	293,679
Equities, trading, at fair value	102,412	—	9,083	4,446	115,941
Other investments, at fair value	856,555	—	123,735	53,742	1,034,032
Other investments, at cost	—	—	—	133,071	133,071
Total investments	4,482,346	219,875	1,350,135	1,401,999	7,454,355
Cash and cash equivalents	1,007,889	52,735	199,597	73,043	1,333,264
Total invested assets	$5,490,235	$272,610	$1,549,732	$1,475,042	$8,787,619
Duration	1.69	1.80	2.09	5.95	2.39
Average Credit Rating	A+	AA-	AA-	A+	A+
Credit Quality and Maturity Profiles
As at March 31, 2016 and December 31, 2015, our investment portfolio had an average credit quality rating of A+. At March 31, 2016 and December 31, 2015, our fixed maturity investments rated lower than BBB- comprised 3.2% and 3.1% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at March 31, 2016 is included in "Note 3 - Investments - Credit Ratings" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities for our fixed maturity securities are included in "Note 3 - Investments" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Eurozone Exposure
As at March 31, 2016 and December 31, 2015 we owned $18.3 million and $17.3 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain. These investments are held by Alpha, which we acquired during 2015.
Investment Results - Consolidated
Note on comparability with prior period disclosures: In our consolidated statement of earnings we have added a new line captioned "other income," and for the three months ended March 31, 2015 we have reclassified $3.5 million from net investment income to other income. These reclassifications were primarily related to income from recoveries on acquired insolvent debts and had no impact on net earnings. Comparability between periods is also impacted by our acquisitions and significant new business as described in Notes 3 and 4 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and "Note 2 - Significant New Business" of our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. In addition, we record interest on funds held, such as for the Allianz transaction, in net investment income. For the purposes of the below analysis of our annualized investment book yield and financial statement portfolio return, we have excluded interest on funds held because funds held is not included in our definition of invested assets.
The following table summarizes our investment results for the three months ended March 31, 2016 and 2015.

	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$60,063	$30,415	$29,648
Interest on funds held	(7,604)	(174)	(7,430)
Net investment income (excluding funds held)	52,459	30,241	22,218
Net realized and unrealized gains (losses)	37,964	43,020	(5,056)

Annualized Investment Book Yield
Annualized net investment income (excluding funds held)	209,836	120,964	88,872
Average aggregate invested assets, at cost (1)	8,814,139	7,823,818	990,321
Annualized investment book yield	2.38%	1.55%	0.83%

Financial Statement Portfolio Return
Total financial statement return (2)	90,423	73,261	17,162
Average aggregate invested assets, at fair value (1)	8,755,646	7,831,941	923,705
Financial statement portfolio return	1.03%	0.94%	0.09%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income (excluding interest on funds held) and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
2016 versus 2015: Net investment income, excluding the increase in interest on funds held of $7.4 million, increased by $22.2 million during the three months ended March 31, 2016 due to an increase of $1.0 billion in our average invested assets and an increase of 83 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to our asset allocation and income from life settlements of $8.8 million in the three months ended March 31, 2016 compared to $nil in the three months ended March 31, 2015. The decrease of $5.1 million in net realized and unrealized gains (losses) was comprised of net realized losses of $1.4 million in 2016 compared to net realized gains of $12.7 million in 2015, offset by an increase in net unrealized gains of $9.1 million. The net realized gains in 2015 were primarily due to sales of equity securities. The increase in net unrealized gains in the three months ended March 31, 2016 was due to the increase in valuations of fixed maturity securities as treasury yields moved lower and corporate credit spreads widened during the three months ended March 31, 2015, offset by less unrealized gains on other investments in 2016 compared with 2015.

Investment Results - By Segment
The following tables summarize our investment results by segment for the three months ended March 31, 2016, and 2015. These tables have been prepared on a basis consistent with the consolidated table above.
Non-life Run-off

	Non-life Run-off
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$36,230	$18,864	$17,366
Interest on funds held	(7,604)	(174)	(7,430)
Net investment income (excluding funds held)	28,626	18,690	9,936
Net realized and unrealized gains (losses)	23,390	34,660	(11,270)

Annualized Investment Book Yield
Annualized net investment income (excluding funds held)	114,504	74,760	39,744
Average aggregate invested assets, at cost	5,473,352	4,747,723	725,629
Annualized investment book yield	2.09%	1.57%	0.52%

Financial Statement Portfolio Return
Total financial statement return	52,016	53,350	(1,334)
Average aggregate invested assets, at fair value	5,447,353	4,746,585	700,768
Financial statement portfolio return	0.95%	1.12%	(0.17)%
2016 versus 2015: Net investment income, excluding the increase in interest on funds held of $7.4 million, increased by $9.9 million during the three months ended March 31, 2016 due to an increase of $725.6 million in our average invested assets and an increase of 52 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to our asset allocation. Net realized and unrealized gains (losses) decreased by $11.3 million, primarily due to net unrealized losses of $5.6 million on other investments in the three months ended March 31, 2016 compared to net realized gains of $21.7 million in the three months ended March 31, 2015, partially offset by an increase of $17.9 million in net unrealized and realized gains on fixed maturity securities.
Atrium

	Atrium
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$554	$506	$48
Net realized and unrealized gains (losses)	40	91	(51)

Annualized Investment Book Yield
Annualized net investment income	2,216	2,024	192
Average aggregate invested assets, at cost	291,790	337,031	(45,241)
Annualized investment book yield	0.76%	0.60%	0.16%

Financial Statement Portfolio Return
Total financial statement return	594	597	(3)
Average aggregate invested assets, at fair value	286,819	331,395	(44,576)
Financial statement portfolio return	0.21%	0.18%	0.03%
2016 versus 2015: There was no significant change to Atrium's investment results for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Despite average invested assets being $45.2 million lower than last year, the same investment results were achieved through improved book yield due to our asset allocation.

StarStone

	StarStone
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$5,280	$2,130	$3,150
Net realized and unrealized gains (losses)	14,349	4,702	9,647

Annualized Investment Book Yield
Annualized net investment income	21,120	8,520	12,600
Average aggregate invested assets, at cost	1,570,952	1,464,569	106,383
Annualized investment book yield	1.34%	0.58%	0.76%

Financial Statement Portfolio Return
Total financial statement return	19,629	6,832	12,797
Average aggregate invested assets, at fair value	1,551,871	1,465,039	86,832
Financial statement portfolio return	1.26%	0.47%	0.79%
2016 versus 2015: Net investment income increased by $3.2 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to an increase of $106.4 million in our average invested assets and an increase of 76 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to our asset allocation. Net realized and unrealized gains (losses) increased by $9.6 million during the three months ended March 31, 2016, primarily due to the increase in valuations of fixed maturity securities as treasury yields moved lower and corporate credit spreads widened during the three months ended March 31, 2016.
Life and Annuities

	Life and Annuities
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$18,421	$9,075	$9,346
Net realized and unrealized gains (losses)	185	3,567	(3,382)

Annualized Investment Book Yield
Annualized net investment income	73,684	36,300	37,384
Average aggregate invested assets, at cost	1,478,046	1,274,495	203,551
Annualized investment book yield	4.99%	2.85%	2.14%

Financial Statement Portfolio Return
Total financial statement return	18,606	12,642	5,964
Average aggregate invested assets, at fair value	1,469,603	1,288,923	180,680
Financial statement portfolio return	1.27%	0.98%	0.29%
2016 versus 2015: Net investment income increased by $9.3 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, primarily due to income from life settlements and an increase of $203.6 million in our average invested assets. The increase in yield was primarily due to income from life settlements of $8.8 million during the three months ended March 31, 2016 compared to $nil in the three months ended March 31, 2015. Excluding the income from life settlements, annualized investment book yield for the three months ended March 31, 2015 was 2.61%, a decrease of 24 basis points compared to the three months ended March 31, 2015. In addition, net realized and unrealized gains (losses) were lower by $3.4 million.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at March 31, 2016 included shareholders' equity of $2.6 billion, redeemable noncontrolling interest of $0.4 billion classified as temporary equity, and loans payable of $0.6 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
Enstar has not historically declared a dividend. We retain earnings and utilize distributions from our subsidiaries to invest in our business strategies. We do not currently expect to pay any dividends on our ordinary shares. Any payment of dividends must be approved by our Board of Directors. Our ability to pay dividends is subject to certain restrictions, as described in "Note 20 - Dividend Restrictions and Statutory Requirements" in the notes to our consolidated financial statements included within Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Cash and Cash Equivalents
As at March 31, 2016 and December 31, 2015, we had total cash and cash equivalents, and restricted cash and cash equivalents of approximately $1.3 billion. We expect our cash flows, together with our existing capital base and cash and investments acquired on the acquisition of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. For a description of our sources and uses of cash in our holding company and operating companies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2015. Our cash and cash equivalents are comprised mainly of cash, high graded fixed deposits, commercial paper with maturities of less than three months and money market funds.
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Cash provided by (used in):	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Operating activities	$(162,088)	$(219,405)	$57,317
Investing activities	102,926	144,948	(42,022)
Financing activities	(20,500)	109,000	(129,500)
Effect of exchange rate changes on cash	3,790	(15,444)	19,234
Net increase (decrease) in cash and cash equivalents	(75,872)	19,099	(94,971)
Cash and cash equivalents, beginning of period	821,925	963,402	(141,477)
Cash and cash equivalents, end of period	$746,053	$982,501	$(236,448)
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited)."
2016 versus 2015: Cash from operating activities included net purchases of trading securities of $77.3 million and $260.7 million for the three months ended March 31, 2016 and 2015, respectively. Excluding the activity on trading securities, cash (used in) provided by operating activities was ($82.8) million and $41.3 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in operating activities is largely a result of the timing of loss payments across all of our segments. In addition, our StarStone segment had improved results and operating cash flows in the three months ended March 31, 2016 as compared with 2015, which partially offset the decrease in cash used in operating activities, excluding trading securities activity.
Cash provided by investing activities for the three months ended March 31, 2016 primarily related to the cash inflow from redemptions of other investments of $94.8 million and sales and maturities of available-for-sale securities of $25.8 million, partially offset by purchases of other investments of $17.8 million. The net cash inflow from investing activities was utilized in operating and financing activities. Cash provided by investing activities for the three months ended March 31, 2015 primarily related to the acquisition of Sussex on January 27, 2015 for which cash acquired exceeded cash consideration by $140.5 million.
Cash (used in) provided by financing activities during the three months ended March 31, 2016 and 2015 related to the Sussex term loan (the "Sussex Facility"). During the three months ended March 31, 2016, we repaid $20.5 million of the Sussex Facility. During the three months ended March 31, 2015, we fully drew down $109.0 million on the Sussex Facility to fund 50% of the consideration payable for the acquisition of Sussex.
Investments
As at both March 31, 2016 and December 31, 2015, we had total investments of approximately $7.5 billion.
For information regarding our investments, refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at March 31, 2016 and December 31, 2015, we had reinsurance balances recoverable of approximately $1.4 billion and $1.5 billion, respectively.
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
For further information regarding our reinsurance balances recoverable, refer to "Note 6 - Reinsurance Balances Recoverable" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Funds Held by Ceding Companies
As at March 31, 2016 and December 31, 2015, we had funds held by ceding companies of approximately $1.2 billion and $0.1 billion, respectively. The increase was due to the completion on March 31, 2016 of our previously announced transaction with Allianz to reinsure portfolios of Allianz's run-off business. In accordance with this transaction, which had an effective date of January 1, 2016, there are $1.1 billion of funds held by Allianz and we are receiving a fixed rate of investment income in accordance with the contract. For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held by Reinsured Companies" of this Quarterly Report on Form 10-Q.
Loan Facilities
We utilize loan facilities primarily for acquisitions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 11 - Loans Payable" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Under our facilities, loans payable as of March 31, 2016 and December 31, 2015 were $580.6 million and $600.3 million, respectively.
Our main facility is the Enstar Group Limited ("EGL") Revolving Credit Facility, originated on September 16, 2014 for a five-year term, and amended on February 27, 2015 and February 15, 2016. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus a margin ranging from 2.50% to 3.25%. As at March 31, 2016 there was $159.2 million of available unutilized capacity under the EGL Revolving Credit Facility. Subsequent to March 31, 2016, there were net drawdowns of $87.4 million of the outstanding principal on the facility, bringing the available unutilized capacity to $71.8 million. The subsequent drawdown primarily related to borrowing Euros to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros.

We also have the Sussex Facility, a four-year term loan, that was originated on December 24, 2014 with two financial institutions. We repaid $20.5 million under this facility during the three months ended March 31, 2016. As at March 31, 2016 the outstanding principal under this facility was $73.5 million.
Contractual Obligations
The following table summarizes, as of March 31, 2016, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 79 of our Annual Report on Form 10-K for the year ended December 31, 2015. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$6,815.9	$1,363.9	$2,065.9	$969.6	$2,416.5
Policy benefits for life and annuity contracts (2)	2,156.9	72.4	148.1	143.9	1,792.5
Operating lease obligations	37.0	10.4	16.3	6.4	3.9
Investing Activities
Investment commitments	140.0	56.2	58.8	25.0	—
Financing Activities
Acquisition funding	83.9	83.9	—	—	—
Loan repayments (including estimated interest payments)	677.6	62.7	614.9	—	—
Total	$9,911.3	$1,649.5	$2,904.0	$1,144.9	$4,212.9

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of March 31, 2016 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of March 31, 2016 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at March 31, 2016 of $1,299.1 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 17 - Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At March 31, 2016, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
Critical Accounting Policies
Our critical accounting policies are discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and have not materially changed.

Cautionary Statement Regarding Forward-Looking Statements
This quarterly report and the documents incorporated by reference contain statements that constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, with respect to our financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities, plans and objectives of our management, as well as the markets for our ordinary shares and the insurance and reinsurance sectors in general. Statements that include words such as "estimate," "project," "plan," "intend," "expect," "anticipate," "believe," "would," "should," "could," "seek," "may" and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. All forward-looking statements are necessarily estimates or expectations, and not statements of historical fact, reflecting the best judgment of our management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward looking statements should, therefore, be considered in light of various important factors, including those set forth in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015. These factors include:

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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
We are principally exposed to four types of market risk: interest rate risk, credit risk, equity price risk and foreign currency risk. Our policies to address these risks in 2016 were not materially different than those used in 2015, and, based on our current knowledge and expectations, we do not currently anticipate significant changes in our market risk exposures or in how we will manage those exposures in future reporting periods.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at March 31, 2016 and December 31, 2015:

	Interest Rate Shift in Basis Points
As at March 31, 2016	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,668	$5,599	$5,491	$5,456	$5,388
Market Value Change from Base	3.2%	2.0%	—	(0.6)%	(1.9)%
Change in Unrealized Value	$177	$108	$—	$(35)	$(103)

As at December 31, 2015	-100	-50	—	+50	+100
Total Market Value	$5,654	$5,588	$5,381	$5,461	$5,402
Market Value Change from Base	3.0%	1.8%	—	(0.6)%	(1.7)%
Change in Unrealized Value	$163	$97	$—	$(30)	$(89)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities and short-term investments portfolio may be materially different from the resulting change in realized value indicated in the table above.
Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract. We are exposed to direct credit risk primarily within our portfolios of fixed maturity and short-term investments, and through customers, brokers and reinsurers in the form of premiums receivable, reinsurance recoverables, and funds held by reinsured companies, as discussed below.
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration. A table of credit ratings for our fixed maturity and short-term investments is in "Note 3 - Investments" in the notes to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q. As at March 31, 2016, approximately 46.8% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2015: 47.0%) with 3.8% rated lower than BBB- (December 31, 2015: 3.1%). The portfolio as a whole had an average credit quality rating of A+ as at March 31, 2016 (December 31, 2015: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
Reinsurance
We have exposure to credit risk as it relates to our reinsurance balances recoverable. Our insurance subsidiaries remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in "Note 6 - Reinsurance Balances Recoverable" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report.
Funds Held by Reinsured Companies
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.1 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at March 31, 2016 was approximately $274.7 million (December 31, 2015: $263.3 million). At March 31, 2016, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $27.5 million (December 31, 2015: $26.3 million), on a pre-tax basis.
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
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. Subsequent to March 31, 2016, we borrowed approximately 75.0 million Euros under the EGL Revolving Credit Facility to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. We will utilize hedge accounting to also record the foreign exchange gain or loss from the translation of the loan in the currency translation account.
Our foreign currency policy is to broadly manage, where possible, our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with assets that are denominated in such currencies, subject to regulatory constraints. In addition, we may selectively utilize foreign currency forward contracts to mitigate foreign currency risk. To the extent our foreign currency exposure is not matched or hedged, we may experience foreign exchange losses or gains, which would be reflected in our results of operations and financial condition.
Our total net foreign currency exposure as of March 31, 2016 and December 31, 2015 was $312.3 million and $291.8 million, respectively. The impact of a 10% movement in the U.S. dollar would result in a change in value of $31.2 million and $29.2 million, respectively, portions of which would be reflected in earnings, the currency translation adjustment component of shareholder’s equity or redeemable noncontrolling interest. Our net foreign currency exposure included $97.7 million and $99.4 million, respectively, related to our subsidiaries whose functional currency is U.S. dollars.
Effects of Inflation
We do not believe that inflation has had or will have a material effect on our consolidated results of operations, although inflation may affect the value of our assets, as well as our liabilities including losses and LAE (by causing the cost of claims to rise in the future). Although loss reserves are established to reflect likely loss settlements at the date payment is made, we would be subject to the risk that inflation could cause these costs to increase above established reserves.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 17 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors identified therein have not materially changed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended March 31, 2016, which are related to shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
January 1, 2016 - January 31, 2016	9,529	$150.04	$—	$—
February 1, 2016 - February 29, 2016	0	$—	$—	$—
March 1, 2016 - March 31, 2016	4,123	$162.58	$—	$—
Total	13,652		$—	$—

(1)
Includes shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares granted pursuant to our equity incentive plan.  The shares are calculated at their fair market value, as determined by reference to the closing price of our ordinary shares on the vesting date.

ITEM 6. EXHIBITS
The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2016.

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

3.4	Certificate of Designations for the Series B Convertible Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 9, 2013).
10.1*+	2016-2018 Enstar Group Limited Annual Incentive Program.
10.2
Amendment Letter, dated February 15, 2016, to Revolving Credit Facility Agreement, dated February 27, 2015, among Enstar Group Limited and certain of its Subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Royal Bank of Canada, and Lloyds Bank plc as Mandated Lead Arrangers, and National Australia Bank Limited as Agent (incorporated by reference to Exhibit 10.42 of the Company's Form 10-K filed on February 29, 2016).

10.3*+	Amendment No. 2 to Employment Agreement, dated March 24, 2016, amending Amendment to Employment Agreement, dated May 12, 2015, by and between the Company and Richard J. Harris.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement