Form 10-Q
period 2016-06-30
Enstar Group LTD
filed 2016-08-05
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 5, 2016, the registrant had outstanding 16,225,391 voting ordinary shares and 3,130,408 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2016

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$122,746	$87,350
Short-term investments, available-for-sale, at fair value (amortized cost: 2016 — $2,406; 2015 — $8,630)	2,401	8,622
Fixed maturities, trading, at fair value	4,986,615	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	770,655	790,866
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 — $297,327; 2015 — $300,160)	299,929	293,679
Equities, trading, at fair value	117,293	115,941
Other investments, at fair value	936,158	1,034,032
Other investments, at cost	129,636	133,071
Total investments	7,365,433	7,454,355
Cash and cash equivalents	800,846	821,925
Restricted cash and cash equivalents	446,293	511,339
Premiums receivable	416,354	381,412
Deferred tax assets	116,047	121,035
Prepaid reinsurance premiums	145,184	121,427
Reinsurance balances recoverable	1,345,115	1,474,004
Funds held by reinsured companies	1,190,899	109,358
Deferred acquisition costs	101,227	89,123
Goodwill and intangible assets	187,555	191,304
Other assets	544,213	556,850
TOTAL ASSETS	$12,659,166	$11,832,132

LIABILITIES
Losses and loss adjustment expenses	$6,433,845	$5,720,149
Policy benefits for life and annuity contracts	1,286,276	1,304,697
Unearned premiums	576,970	542,771
Insurance and reinsurance balances payable	318,072	274,598
Deferred tax liabilities	94,676	92,588
Loans payable	614,030	600,250
Other liabilities	276,186	358,633
TOTAL LIABILITIES	9,600,055	8,893,686

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	439,656	417,663

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2016 and 2015: 156,000,000):
Ordinary shares (issued and outstanding 2016: 16,166,652; 2015: 16,133,334)	16,167	16,133
Non-voting convertible ordinary shares:
Series A (issued 2016: nil; 2015: 2,972,892)	—	2,973
Series C (issued and outstanding 2016: 2,725,637; 2015: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2016: 404,771; 2015: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2016: 388,571; 2015: nil)	389	—
Treasury shares at cost (Preferred shares 2016: 388,571; Series A non-voting convertible ordinary shares 2015: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,376,590	1,373,044
Accumulated other comprehensive loss	(21,527)	(35,162)
Retained earnings	1,662,623	1,578,312
Total Enstar Group Limited Shareholders’ Equity	2,615,814	2,516,872
Noncontrolling interest	3,641	3,911
TOTAL SHAREHOLDERS’ EQUITY	2,619,455	2,520,783
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$12,659,166	$11,832,132
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$226,928	$212,023	$436,337	$410,929
Fees and commission income	7,243	9,131	12,590	20,611
Net investment income	54,223	34,655	114,286	65,072
Net realized and unrealized gains (losses)	37,987	(11,249)	75,951	31,771
Other income	4,048	11,838	6,461	15,314
	330,429	256,398	645,625	543,697
EXPENSES
Net incurred losses and loss adjustment expenses	96,462	65,900	179,680	136,036
Life and annuity policy benefits	19,778	28,090	40,758	50,937
Acquisition costs	46,489	37,094	93,754	71,644
General and administrative expenses	105,878	93,963	200,324	190,561
Interest expense	5,424	4,876	10,825	8,879
Net foreign exchange losses (gains)	(1,856)	2,452	(84)	(2,619)
	272,175	232,375	525,257	455,438
EARNINGS BEFORE INCOME TAXES	58,254	24,023	120,368	88,259
INCOME TAXES	(8,473)	(5,816)	(15,982)	(16,560)
NET EARNINGS	49,781	18,207	104,386	71,699
Less: Net earnings attributable to noncontrolling interest	(9,187)	(3,662)	(18,272)	(12,307)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$40,594	$14,545	$86,114	$59,392
EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.10	$0.76	$4.46	$3.09
EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$2.09	$0.75	$4.43	$3.07
Weighted average ordinary shares outstanding — basic	19,295,280	19,252,359	19,289,119	19,244,951
Weighted average ordinary shares outstanding — diluted	19,430,464	19,383,753	19,420,541	19,364,775

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$49,781	$18,207	$104,386	$71,699
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the period	2,174	2,162	9,094	(2,194)
Reclassification adjustment for net realized losses (gains) included in net earnings	113	(38)	135	(144)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	2,287	2,124	9,229	(2,338)
Currency translation adjustment	(4,542)	3,299	6,053	(12,587)
Total other comprehensive income (loss)	(2,255)	5,423	15,282	(14,925)
Comprehensive income	47,526	23,630	119,668	56,774
Less comprehensive income attributable to noncontrolling interest	(9,353)	(533)	(19,919)	(6,169)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$38,173	$23,097	$99,749	$50,605

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,133	$15,761
Issue of shares	34	54
Conversion of Series E Non-Voting Convertible Ordinary Shares	—	12
Balance, end of period	$16,167	$15,827
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,973	$2,973
Shares converted to Series C Convertible Participating Non-Voting Perpetual Preferred Stock	(2,973)	—
Balance, end of period	$—	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$405	$714
Conversion to Ordinary Shares	—	(12)
Balance, end of period	$405	$702
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—
Conversion of Series A Non-Voting Convertible Ordinary Stock	389	—
Balance, end of period	$389	$—
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,373,044	$1,321,715
Issue of shares and warrants	360	911
Conversion of Series A Non-Voting Convertible Ordinary Stock	2,584	—
Amortization of equity incentive plan	602	2,821
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiaries	—	39,569
Balance, end of period	$1,376,590	$1,365,016
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,162)	$(12,686)
Currency translation adjustment
Balance, beginning of period	(23,790)	(2,779)
Change in currency translation adjustment	6,053	(10,227)
Purchase of noncontrolling shareholder's interest in subsidiaries	—	2,937
Balance, end of period	(17,737)	(10,069)
Defined benefit pension liability
Balance, beginning and end of period	(7,723)	(7,726)
Unrealized gains (losses) on investments
Balance, beginning of period	(3,649)	(2,181)
Change in unrealized losses on investments	7,582	(1,809)
Purchase of noncontrolling shareholders’ interest in subsidiaries	—	312
Balance, end of period	3,933	(3,678)
Balance, end of period	$(21,527)	$(21,473)
Retained Earnings
Balance, beginning of period	$1,578,312	$1,395,206
Net earnings attributable to Enstar Group Limited	86,114	59,392
Accretion of redeemable noncontrolling interests to redemption value	(1,803)	—
Balance, end of period	$1,662,623	$1,454,598
Noncontrolling Interest (excludes redeemable noncontrolling interests)
Balance, beginning of period	$3,911	$217,970
Sale of noncontrolling shareholders' interest in subsidiaries	—	(182,819)
Dividends paid	—	680

Contribution of capital	—	(323)
Net earnings (loss) attributable to noncontrolling interest	(270)	291
Foreign currency translation adjustments	—	(1,558)
Net movement in unrealized holding losses on investments	—	(123)
Balance, end of period	$3,641	$34,118

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$104,386	$71,699
Adjustments to reconcile net earnings to cash flows used in operating activities:
Realized gains on sale of investments	(786)	(19,782)
Unrealized gains on investments	(75,165)	(11,989)
Other non-cash items	3,811	5,553
Depreciation and other amortization	24,320	28,262
Net change in trading securities held on behalf of policyholders	(996)	1,728
Sales and maturities of trading securities	1,666,796	1,669,290
Purchases of trading securities	(1,615,299)	(2,299,395)
Changes in:
Reinsurance balances recoverable	132,938	210,401
Funds held by reinsured companies	(17)	20,773
Losses and loss adjustment expenses	(380,111)	(188,793)
Policy benefits for life and annuity contracts	(20,881)	(14,028)
Insurance and reinsurance balances payable	41,473	33,828
Unearned premiums	34,200	26,505
Other operating assets and liabilities	(131,001)	(12,097)
Net cash flows used in operating activities	(216,332)	(478,045)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$9,924	$56,369
Sales and maturities of available-for-sale securities	55,443	97,733
Purchase of available-for-sale securities	(47,798)	(48,548)
Maturities of held-to-maturity securities	15,302	5,246
Movement in restricted cash and cash equivalents	65,116	242,365
Purchase of other investments	(40,166)	(133,411)
Redemption of other investments	125,100	42,415
Other investing activities	(1,597)	(2,016)
Net cash flows provided by investing activities	181,324	260,153
FINANCING ACTIVITIES:
Contribution by noncontrolling interest	$—	$680
Contribution by redeemable noncontrolling interest	—	15,728
Dividends paid to noncontrolling interest	—	(7,433)
Receipt of loans	154,048	374,700
Repayment of loans	(140,500)	(46,000)
Net cash flows provided by financing activities	13,548	337,675
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	381	(6,226)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,079)	113,557
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	821,925	963,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$800,846	$1,076,959

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$15,830	$13,343
Interest paid	$10,578	$7,952

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016 and December 31, 2015

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
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, which amends the guidance on impairment of financial instruments and significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU will replace the existing “incurred loss” approach, with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount under the existing other-than-temporary-impairment model. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.
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
2. SIGNIFICANT NEW BUSINESS
2016
Coca-Cola
On August 5, 2016, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries (“Coca-Cola”) pursuant to which we reinsured certain of Coca-Cola’s retention and deductible risks under its subsidiaries’ U.S. workers’ compensation, auto liability, general liability, and product liability insurance coverage. We assumed total gross reserves of $109.1 million, received total assets of $102.7 million and recorded a deferred charge of $6.4 million, included in other assets. We have transferred approximately $109.1 million into trust to support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to an overall maximum of approximately $27.0 million.
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
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	June 30, 2016	December 31, 2015
U.S. government and agency	$771,489	$750,957
Non-U.S. government	309,794	359,002
Corporate	2,612,211	2,631,682
Municipal	8,691	22,247
Residential mortgage-backed	474,820	391,247
Commercial mortgage-backed	281,052	284,575
Asset-backed	651,304	638,434
Total fixed maturity and short-term investments	5,109,361	5,078,144
Equities — U.S.	109,903	108,793
Equities — International	7,390	7,148
	$5,226,654	$5,194,085
Included within residential and commercial mortgage-backed securities as at June 30, 2016 were securities issued by U.S. governmental agencies with a fair value of $447.0 million (as at December 31, 2015: $359.4 million). Included within corporate securities as at June 30, 2016 were senior secured loans of $89.9 million (as at December 31, 2015: $94.4 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$732,723	$723,589	14.2%
More than one year through two years	927,837	928,798	18.2%
More than two years through five years	1,266,491	1,279,337	25.0%
More than five years through ten years	551,552	563,660	11.0%
More than ten years	197,290	206,801	4.0%
Residential mortgage-backed	473,782	474,820	9.3%
Commercial mortgage-backed	280,949	281,052	5.5%
Asset-backed	669,975	651,304	12.8%
	$5,100,599	$5,109,361	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity
We hold a portfolio of held-to-maturity securities to support our annuity business. The amortized cost and fair values of our fixed maturity investments classified as held-to-maturity were as follows:

As at June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,886	$1,068	$(62)	$20,892
Non-U.S. government	33,233	1,193	—	34,426
Corporate	717,536	36,782	(1,457)	752,861
	$770,655	$39,043	$(1,519)	$808,179

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,771	$8	$(458)	$19,321
Non-U.S. government	40,503	48	(1,493)	39,058
Corporate	730,592	3,398	(23,298)	710,692
	$790,866	$3,454	$(25,249)	$769,071
The contractual maturities of our fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$17,293	$17,318	2.1%
More than one year through two years	23,600	23,784	3.0%
More than two years through five years	66,940	68,813	8.5%
More than five years through ten years	107,660	110,845	13.7%
More than ten years	555,162	587,419	72.7%
	$770,655	$808,179	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our short-term and fixed maturity investments classified as available-for-sale were as follows:

As at June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$13,364	$164	$—	$13,528
Non-U.S. government	89,836	2,530	(2,159)	90,207
Corporate	184,886	3,820	(1,945)	186,761
Municipal	6,500	102	—	6,602
Residential mortgage-backed	569	55	—	624
Asset-backed	4,578	30	—	4,608
	$299,733	$6,701	$(4,104)	$302,330

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$25,102	$80	$(341)	$24,841
Non-U.S. government	89,631	42	(3,889)	$85,784
Corporate	182,773	1,040	(3,429)	$180,384
Municipal	5,959	4	(36)	$5,927
Residential mortgage-backed	665	51	(1)	$715
Asset-backed	4,660	—	(10)	$4,650
	$308,790	$1,217	$(7,706)	$302,301
 The contractual maturities of our short-term and fixed maturity investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at June 30, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$51,327	$50,119	16.6%
More than one year through two years	68,189	67,500	22.3%
More than two years through five years	87,040	86,492	28.6%
More than five years through ten years	41,192	42,841	14.2%
More than ten years	46,838	50,146	16.6%
Residential mortgage-backed	569	624	0.2%
Asset-backed	4,578	4,608	1.5%
	$299,733	$302,330	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at June 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
Non-U.S. government	$—	$—	$20,177	$(2,159)	$20,177	$(2,159)
Corporate	3,089	(137)	32,647	(1,808)	35,736	(1,945)
Total	$3,089	$(137)	$52,824	$(3,967)	$55,913	$(4,104)
Fixed maturity investments, at amortized cost
U.S. government and agency	$447	$(62)	$—	$—	$447	$(62)
Corporate	18,469	(643)	37,889	(814)	56,358	(1,457)
Total	18,916	(705)	37,889	(814)	56,805	(1,519)
Total fixed maturity and short-term investments	$22,005	$(842)	$90,713	$(4,781)	$112,718	$(5,623)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$523	$(2)	$21,694	$(339)	$22,217	$(341)
Non-U.S. government	18,995	(2,633)	50,080	(1,256)	69,075	(3,889)
Corporate	54,295	(2,394)	81,047	(1,035)	135,342	(3,429)
Municipal	—	—	4,609	(36)	4,609	(36)
Residential mortgage-backed	71	(1)	—	—	71	(1)
Asset-backed	4,649	(10)	—	—	4,649	(10)
Total	$78,533	$(5,040)	$157,430	$(2,666)	$235,963	$(7,706)
Fixed maturity investments, at amortized cost
U.S. government and agency	$7,221	$(48)	$12,024	$(410)	$19,245	$(458)
Non-U.S. government	24,424	(1,255)	8,885	(238)	33,309	(1,493)
Corporate	209,000	(9,038)	330,833	(14,260)	539,833	(23,298)
Total	240,645	(10,341)	351,742	(14,908)	592,387	(25,249)
Total fixed maturity and short-term investments	$319,178	$(15,381)	$509,172	$(17,574)	$828,350	$(32,955)
As at June 30, 2016 and December 31, 2015, the number of securities classified as available-for-sale in an unrealized loss position was 120 and 332, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 13 and 124, respectively.
As at June 30, 2016 and December 31, 2015, the number of securities classified as held-to-maturity in an unrealized loss position was 14 and 109, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 6 and 53, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment
For the six months ended June 30, 2016 and 2015, we did not recognize any other-than-temporary impairment losses on either our available-for-sale or held-to-maturity securities. We determined that no credit losses existed as at June 30, 2016. A description of our other-than-temporary impairment process is included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes to our process during the six months ended June 30, 2016.
Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of June 30, 2016:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$771,905	$785,017	12.6%	$778,456	$6,561	$—	$—	$—	$—
Non-U.S. government	405,688	400,001	6.4%	129,956	185,750	52,705	20,284	11,306	—
Corporate	2,777,899	2,798,972	45.1%	164,171	451,121	1,312,900	721,700	143,010	6,070
Municipal	14,987	15,293	0.2%	5,395	7,710	2,188	—	—	—
Residential mortgage-backed	474,351	475,444	7.6%	465,622	452	6,029	2,302	1,036	3
Commercial mortgage-backed	280,949	281,052	4.5%	114,235	34,730	73,995	15,538	2,674	39,880
Asset-backed	674,553	655,912	10.6%	232,047	128,948	182,307	43,362	69,051	197
Total	5,400,332	5,411,691	87.0%	1,889,882	815,272	1,630,124	803,186	227,077	46,150
% of total fair value				34.9%	15.1%	30.0%	14.9%	4.2%	0.9%
Fixed maturity investments, at amortized cost
U.S. government and agency	19,886	20,892	0.3%	19,491	1,378	—	—	—	23
Non-U.S. government	33,233	34,426	0.6%	—	9,446	24,980	—	—
Corporate	717,536	752,861	12.1%	41,800	114,014	488,429	108,522	—	96
Total	770,655	808,179	13.0%	61,291	124,838	513,409	108,522	—	119
% of total fair value				8.3%	15.4%	64.7%	11.5%	—%	0.1%
Total fixed maturity and short-term investments	$6,170,987	$6,219,870	100.0%	$1,951,173	$940,110	$2,143,533	$911,708	$227,077	$46,269
% of total fair value				31.4%	15.1%	34.4%	14.7%	3.7%	0.7%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	June 30, 2016	December 31, 2015
Private equities and private equity funds	$229,756	$254,883
Fixed income funds	248,815	291,736
Fixed income hedge funds	111,543	109,400
Equity funds	163,050	147,390
Multi-strategy hedge fund	98,416	99,020
Real estate debt fund	—	54,829
CLO equities	65,156	61,702
CLO equity funds	13,513	13,928
Call options on equities	4,850	—
Other	1,059	1,144
	$936,158	$1,034,032
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

•
Fixed income hedge funds invest in a diversified portfolio of debt securities. The hedge funds have imposed lock-up periods of up to three years from the time of initial investment. Once eligible, redemptions are permitted quarterly with 60 days’ notice.

•	Equity funds invest in a diversified portfolio of international publicly traded equity securities. The funds are eligible for bi-monthly redemption.

•
Multi-strategy hedge fund comprises an investment in a hedge fund that invests in a variety of asset classes including funds, fixed income, equity securities and other investments. The fund is eligible for quarterly redemption after September 1, 2016. Once eligible, redemptions will be permitted quarterly with 60 days’ notice.

•
Real estate debt fund invests primarily in U.S. commercial real estate loans and securities. A redemption request for this fund can be made 10 days after the date of any monthly valuation. The fund was fully redeemed as at March 31, 2016.

•
CLO equities comprise investments in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. CLO equities denote direct investments by us in these securities.

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $3.6 million, part of a self-liquidating structure that is expected to pay out over two to six years. The other fund has a fair value of $9.9 million and is eligible for redemption in 2018.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Call options on equities comprise directly held options to purchase the common equity of publicly traded corporations.

•	Other primarily comprises a fund that provides loans to educational institutions throughout the United States and its territories.
Investments of $0.8 million in fixed income hedge funds were subject to gates or side-pockets, where redemptions are subject to the sale of underlying investments. A gate is the ability to deny or delay a redemption request, whereas a side-pocket is a designated account for which the investor loses its redemption rights.
As at June 30, 2016, we had unfunded commitments to private equity funds of $138.4 million.
Other Investments, at cost
Our other investments carried at cost of $129.6 million as of June 30, 2016 consist of life settlement contracts acquired during 2015. During the six months ended June 30, 2016 and 2015, net investment income included $10.0 million and $2.0 million, respectively, related to investments in life settlements. There were impairment charges of $2.9 million and nil recognized during the six month periods ended June 30, 2016 and 2015, respectively. The following table presents further information regarding our investments in life settlements as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$436	$700	2	$417	$700
1 – 2 years	3	2,725	4,500	4	3,032	5,000
2 – 3 years	18	25,556	53,900	19	24,072	39,123
3 – 4 years	16	14,855	30,328	14	9,695	20,932
4 – 5 years	21	9,882	22,759	16	9,025	22,457
Thereafter	187	76,182	432,601	221	86,830	491,499
Total	247	$129,636	$544,788	276	$133,071	$579,711
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At June 30, 2016, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending June 30, 2017 and the four succeeding years ending June 30, 2021 is $17.5 million, $17.4 million, $17.5 million, $17.2 million and $15.7 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net realized gains on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$114	$39	$379	$153
Gross realized (losses) on fixed maturity securities, available-for-sale	(1)	(1)	(244)	(9)
Net realized investment gains (losses) on fixed maturity securities, trading	1,535	1,886	(377)	3,752
Net realized investment gains on equity securities, trading	555	5,169	1,028	15,886
Total net realized gains on sale	$2,203	$7,093	$786	$19,782
Net unrealized gains (losses):
Fixed maturity securities, trading	$40,472	$(22,953)	$82,212	$(9,065)
Equity securities, trading	617	(6,445)	2,223	(13,564)
Other investments	(5,305)	11,056	(9,270)	34,618
Total net unrealized gains (losses)	35,784	(18,342)	75,165	11,989
Net realized and unrealized gains (losses)	$37,987	$(11,249)	$75,951	$31,771
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $18.2 million and $33.6 million for the three and six months ended June 30, 2016, respectively, and $16.5 million and $59.8 million for the three and six months ended June 30, 2015, respectively.
Net Investment Income
Major categories of net investment income for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturity investments	$40,531	$28,551	$77,109	$54,800
Short-term investments and cash and cash equivalents	870	1,387	2,049	4,106
Equity securities	1,387	1,315	2,509	2,996
Other investments	5,693	3,558	11,727	4,440
Funds held	7,633	(184)	15,237	(10)
Life settlements and other	1,335	2,788	10,161	3,095
Gross investment income	57,449	37,415	118,792	69,427
Investment expenses	(3,226)	(2,760)	(4,506)	(4,355)
Net investment income	$54,223	$34,655	$114,286	$65,072

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $446.3 million and $511.3 million, as of June 30, 2016 and December 31, 2015, respectively, was as follows:

	June 30, 2016	December 31, 2015
Collateral in trust for third party agreements	$2,863,608	$3,053,692
Assets on deposit with regulatory authorities	955,123	915,346
Collateral for secured letter of credit facilities	195,277	212,544
Funds at Lloyd's (1)	350,146	382,624
	$4,364,154	$4,564,206
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. As at June 30, 2016, our combined Funds at Lloyd's were comprised of cash and investments of $312.2 million and letters of credit supported by collateral of $37.9 million.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$785,017	$—	$785,017
Non-U.S. government	—	400,001	—	400,001
Corporate	—	2,771,188	27,784	2,798,972
Municipal	—	15,293	—	15,293
Residential mortgage-backed	—	472,663	2,781	475,444
Commercial mortgage-backed	—	226,217	54,835	281,052
Asset-backed	—	579,208	76,704	655,912
Equities — U.S.	102,734	7,169	—	109,903
Equities — International	2,850	4,540	—	7,390
Other investments	—	310,266	80,470	390,736
Total investments	$105,584	$5,571,562	$242,574	$5,919,720

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$775,798	$—	$775,798
Non-U.S. government	—	444,786	—	444,786
Corporate	—	2,812,066	—	2,812,066
Municipal	—	28,174	—	28,174
Residential mortgage-backed	—	391,962	—	391,962
Commercial mortgage-backed	—	255,169	29,406	284,575
Asset-backed	—	458,328	184,756	643,084
Equities — U.S.	99,467	9,326	—	108,793
Equities — International	2,702	4,446	—	7,148
Other investments	—	321,076	77,016	398,092
Total investments	$102,169	$5,501,131	$291,178	$5,894,478
Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

Other investments:	June 30, 2016	December 31, 2015
Other investments measured at fair value	$390,736	$398,092
Other investments measured at NAV as practical expedient	545,422	635,940
Total other investments shown on balance sheets	$936,158	$1,034,032

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

•
Corporate securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes, benchmark yields, and industry and market indicators. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2. Where pricing is unavailable from pricing services, such as in periods of low trading activity or when transactions are not orderly, we obtain non-binding quotes from broker-dealers. Where significant inputs are unable to be corroborated with market observable information, we classify the securities as Level 3.

•
Municipal securities consist primarily of bonds issued by U.S.-domiciled state and municipal entities. The fair values of these securities are determined using the spread above the risk-free yield curve, reported trades, broker-dealer quotes and benchmark yields. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2.

•
Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, broker-dealer quotes, prepayment speeds and default rates. These are considered observable market inputs and, therefore, the fair values of these securities are classified as Level 2. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. Where significant inputs are unable to be corroborated with market observable information, we classify the securities as Level 3.

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
We have categorized all of our investments in equities other than preferred stock as Level 1 investments because the fair values of these investments are based on unadjusted quoted prices in active markets for identical assets or liabilities. The fair value estimates of our investments in preferred stock are based on observable market data and, as a result, have been categorized as Level 2.
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

•
Our investments in fixed income funds and equity funds are valued based on a combination of prices from independent pricing services, external fund managers or third-party administrators. For the publicly available prices we have classified the investments as Level 2. For the non-publicly available prices we are using NAV as a practical expedient and therefore these have not been categorized within the fair value hierarchy.

•
For our investments in fixed income and multi-strategy hedge funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third-party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•
Our investment in the real estate debt fund is valued based on the most recently available NAV from the external fund manager. The fair value of this investment is measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy. As at March 31, 2016 this fund was fully redeemed.

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

•	For our investments in call options on publicly traded equities, we measure fair value by obtaining the latest option price as of our reporting date. These are classified as Level 2.
Changes in Leveling of Financial Instruments
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. During the six months ended June 30, 2016, we transferred $28.2 million of corporate, $24.1 million of asset-backed, $40.1 million of commercial mortgaged-backed and $2.8 million of residential mortgaged-backed securities from Level 2 to Level 3. The transfers from Level 2 to Level 3 were securities valued using single prices for which we were unable to obtain sufficient information to determine whether the inputs used were observable. Where we utilize single unadjusted broker-dealer quotes, they are generally provided by market makers or broker-dealers who are recognized as market participants in the markets in which they are providing the quotes. During the six months ended June 30, 2016, we transferred $12.1 million of commercial mortgaged-backed and $126.2 million of asset-backed securities from Level 3 to Level 2. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. There were no transfers between Levels 1 and 2.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$112,577	$74,289	$—	$186,866	$—	$427,362	$—	$427,362
Purchases	32,616	664	—	33,280	—	54,407	—	54,407
Sales	(12,618)	—	—	(12,618)	—	(28,533)	—	(28,533)
Total realized and unrealized gains	1,576	5,517	—	7,093	—	10,669	—	10,669
Net transfers into (out of) Level 3	27,953	—	—	27,953	—	—	—	—
Ending fair value	$162,104	$80,470	$—	$242,574	$—	$463,905	$—	$463,905

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Fixed Maturity Investments	Other Investments	Equity Securities	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$214,162	$77,016	$—	$291,178	$600	$349,790	$4,850	$355,240
Purchases	32,616	6,885	—	39,501	—	136,385	—	136,385
Sales	(36,720)	(4,658)	—	(41,378)	(600)	(42,415)	(5,000)	(48,015)
Total realized and unrealized gains (losses)	(4,851)	1,227	—	(3,624)	—	20,145	150	20,295
Net transfers into (out of) Level 3	(43,103)	—	—	(43,103)	—	—	—	—
Ending fair value	$162,104	$80,470	$—	$242,574	$—	$463,905	$—	$463,905
Net realized and unrealized gains (losses) related to Level 3 assets in the table above are included in net realized and unrealized gains (losses) in our unaudited condensed consolidated statements of earnings.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disclosure of Fair Values for Financial Instruments Carried at Cost
The following tables present our fair value hierarchy for those assets carried at cost or amortized cost in the unaudited condensed consolidated balance sheet but for which disclosure of the fair value is required:

	June 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$20,892	$—	$20,892	$19,886
Non-U.S. government	—	34,426	—	34,426	33,233
Corporate	—	752,861	—	752,861	717,536
Sub-total	—	808,179	—	808,179	770,655
Other investments:
Life settlements	—	—	126,442	126,442	129,636
Total	$—	$808,179	$126,442	$934,621	$900,291

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$19,321	$—	$19,321	$19,771
Non-U.S. government	—	39,058	—	39,058	40,503
Corporate	—	710,692	—	710,692	730,592
Sub-total	—	769,071	—	769,071	790,866
Other investments:
Life settlements	—	—	130,268	130,268	133,071
Total	$—	$769,071	$130,268	$899,339	$923,937
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
Disclosure of fair value of amounts relating to insurance contracts is not required. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of June 30, 2016 and December 31, 2015.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DERIVATIVE INSTRUMENTS
From time to time, we may utilize derivative instruments as part of our overall foreign currency risk management strategy or to obtain exposure to a particular financial market, as well as for yield enhancement.
The following table sets forth the estimated fair value of derivative instruments recorded within other investments on the unaudited condensed consolidated balance sheet as at June 30, 2016 and the unrealized losses on derivative instruments recorded in net earnings for the three and six months ended June 30, 2016:

		Fair Value		Unrealized losses in net earnings
	Purchase Date	June 30, 2016	December 31, 2015	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Call options on equities	March 1, 2016	$4,850	$—	$(1,210)	$(650)
The derivatives in the table above are not designated as hedging instruments. We had no derivative instruments as at June 30, 2015 and December 31, 2015 or during the three and six months ended June 30, 2015.
Subsequent to June 30, 2016, we entered into forward exchange contracts for notional amounts of AUD $63.0 million and CAD $50.0 million. These contracts are designated as hedges of the net investments in our Australian and Canadian operations.
6. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable as at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$502,667	$7,142	$171,289	$20,940	$702,038
IBNR	441,240	17,798	121,997	298	581,333
Fair value adjustments	(16,182)	1,916	(4,085)	—	(18,351)
Total reinsurance reserves recoverable	927,725	26,856	289,201	21,238	1,265,020
Paid losses recoverable	62,454	762	15,885	994	80,095
	$990,179	$27,618	$305,086	$22,232	$1,345,115

	December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$587,164	$6,772	$182,076	$22,786	$798,798
IBNR	465,211	16,581	123,732	306	605,830
Fair value adjustments	(17,628)	2,499	(6,025)	—	(21,154)
Total reinsurance reserves recoverable	1,034,747	25,852	299,783	23,092	1,383,474
Paid losses recoverable	72,213	430	16,568	1,319	90,530
	$1,106,960	$26,282	$316,351	$24,411	$1,474,004
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2016 and December 31, 2015, we had reinsurance balances recoverable of approximately $1.35 billion and $1.47 billion, respectively. The decrease of $128.9 million in reinsurance balances recoverable was primarily a result of commutations in our Non-life Run-off segment and cash collections made during the six months ended June 30, 2016 in our Non-life Run-off and StarStone segments.
Top Ten Reinsurers

	June 30, 2016						December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$661,380	$22,369	$146,115	$12,211	$842,075	62.6%	$713,743	$21,394	$155,171	$13,254	$903,562	61.3%
Other reinsurers > $1 million	317,169	4,508	156,576	8,298	486,551	36.2%	383,898	4,253	158,417	8,363	554,931	37.6%
Other reinsurers < $1 million	11,630	741	2,395	1,723	16,489	1.2%	9,319	635	2,763	2,794	15,511	1.1%
Total	$990,179	$27,618	$305,086	$22,232	$1,345,115	100.0%	$1,106,960	$26,282	$316,351	$24,411	$1,474,004	100.0%
Seven of the top ten external reinsurers, as at June 30, 2016 and December 31, 2015, were rated A- or better, with the remaining three being non-rated reinsurers from which $297.0 million was recoverable (December 31, 2015: $337.6 million recoverable from three reinsurers). For the three non-rated reinsurers, we hold security in the form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at June 30, 2016, reinsurance balances recoverable of $158.4 million (December 31, 2015: $165.6 million) related to Lloyd’s syndicates and represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at June 30, 2016 and December 31, 2015. The provisions for bad debt all relate to the Non-life Run-off segment.

	June 30, 2016				December 31, 2015
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$983,600	$39,264	$944,336	4.0%	$1,051,927	$46,969	$1,004,958	4.5%
Reinsurers rated below A-, secured	338,795	—	338,795	—%	388,399	—	388,399	—%
Reinsurers rated below A-, unsecured	219,445	157,461	61,984	71.8%	244,005	163,358	80,647	66.9%
Total	$1,541,840	$196,725	$1,345,115	12.8%	$1,684,331	$210,327	$1,474,004	12.5%

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
The following table summarizes the liability for losses and LAE by segment as at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$2,991,786	$69,268	$476,941	$3,537,995	$2,757,774	$68,913	$457,175	$3,283,862
IBNR	2,385,358	129,422	518,558	3,033,338	1,991,009	115,613	477,990	2,584,612
Fair value adjustments	(151,017)	14,534	(1,005)	(137,488)	(163,329)	16,491	(1,487)	(148,325)
Total	$5,226,127	$213,224	$994,494	$6,433,845	$4,585,454	$201,017	$933,678	$5,720,149
The overall increase in the liability for losses and LAE between December 31, 2015 and June 30, 2016 was primarily attributable to the assumed reinsurance agreement with Allianz in our Non-life Run-off segment as described in Note 2 - "Significant New Business."
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance as at beginning of period	$6,641,507	$5,724,623	$5,720,149	$4,509,421
Less: reinsurance reserves recoverable	1,302,738	1,518,102	1,360,382	1,154,196
Less: deferred charges on retroactive reinsurance	254,300	—	255,911	—
Net balance as at beginning of period	5,084,469	4,206,521	4,103,856	3,355,225
Net incurred losses and LAE:
Current period	126,634	121,335	241,936	234,349
Prior periods	(30,172)	(55,435)	(62,256)	(98,313)
Total net incurred losses and LAE	96,462	65,900	179,680	136,036
Net paid losses:
Current period	(17,022)	(21,490)	(22,356)	(32,654)
Prior periods	(203,010)	(194,485)	(389,413)	(312,641)
Total net paid losses	(220,032)	(215,975)	(411,769)	(345,295)
Effect of exchange rate movement	(28,127)	24,723	(23,246)	(29,423)
Acquired on purchase of subsidiaries	10,019	—	10,019	774,758
Assumed business	—	305,763	1,084,251	495,631
Net balance as at June 30	4,942,791	4,386,932	4,942,791	4,386,932
Plus: reinsurance reserves recoverable	1,243,782	1,491,113	1,243,782	1,491,113
Plus: deferred charge on retroactive reinsurance	247,272	265,426	247,272	265,426
Balance as at June 30	$6,433,845	$6,143,471	$6,433,845	$6,143,471

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$143,056	$12,523	$64,453	$220,032	$164,440	$12,121	$39,414	$215,975
Net change in case and LAE reserves	(74,560)	2,035	21,736	(50,789)	(104,330)	136	46,729	(57,465)
Net change in IBNR reserves	(102,836)	3,538	17,285	(82,013)	(75,957)	5,186	(5,690)	(76,461)
Increase (reduction) in estimates of net ultimate losses	(34,340)	18,096	103,474	87,230	(15,847)	17,443	80,453	82,049
Reduction in provisions for bad debt	(5,184)	—	—	(5,184)	(625)	—	—	(625)
Increase (reduction) in provisions for unallocated LAE	(6,571)	50	758	(5,763)	(7,711)	(8)	1,055	(6,664)
Amortization of fair value adjustments	21,405	(1,013)	(213)	20,179	(4,687)	(3,678)	(495)	(8,860)
Net incurred losses and LAE	$(24,690)	$17,133	$104,019	$96,462	$(28,870)	$13,757	$81,013	$65,900

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$275,369	$20,271	$116,129	$411,769	$229,700	$24,032	$91,563	$345,295
Net change in case and LAE reserves	(183,345)	263	34,391	(148,691)	(111,330)	(883)	44,943	(67,270)
Net change in IBNR reserves	(139,899)	13,429	44,372	(82,098)	(113,235)	1,376	20,049	(91,810)
Increase (reduction) in estimates of net ultimate losses	(47,875)	33,963	194,892	180,980	5,135	24,525	156,555	186,215
Reduction in provisions for bad debt	(6,630)	—	—	(6,630)	(20,439)	—	—	(20,439)
Increase (reduction) in provisions for unallocated LAE	(14,361)	134	1,768	(12,459)	(21,686)	(70)	1,711	(20,045)
Amortization of fair value adjustments	20,622	(1,375)	(1,458)	17,789	(4,980)	(3,678)	(1,037)	(9,695)
Net incurred losses and LAE	$(48,244)	$32,722	$195,202	$179,680	$(41,970)	$20,777	$157,229	$136,036

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the three and six months ended June 30, 2016 and 2015 for the Non-life Run-off segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance as at beginning of period	$5,459,216	$4,693,262	$4,585,454	$3,435,010
Less: reinsurance reserves recoverable	977,096	1,210,933	1,034,747	800,709
Less: deferred charges on retroactive insurance	254,300	—	255,911	—
Net balance as at beginning of period	4,227,820	3,482,329	3,294,796	2,634,301
Net incurred losses and LAE:
Current period	518	22,547	6,587	43,273
Prior periods	(25,208)	(51,417)	(54,831)	(85,243)
Total net incurred losses and LAE	(24,690)	(28,870)	(48,244)	(41,970)
Net paid losses:
Current period	(2,058)	(9,434)	(4,048)	(14,005)
Prior periods	(140,998)	(155,006)	(271,321)	(215,695)
Total net paid losses	(143,056)	(164,440)	(275,369)	(229,700)
Effect of exchange rate movement	(18,963)	25,876	(14,323)	(12,362)
Acquired on purchase of subsidiaries	10,019	—	10,019	774,758
Assumed business	0	305,763	1,084,251	495,631
Net balance as at June 30	4,051,130	3,620,658	4,051,130	3,620,658
Plus: reinsurance reserves recoverable	927,725	1,178,053	927,725	1,178,053
Plus: deferred charge on retroactive reinsurance	247,272	265,426	247,272	265,426
Balance as at June 30	$5,226,127	$5,064,137	$5,226,127	$5,064,137
Net incurred losses and LAE in the Non-life Run-off segment for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$140,998	$2,058	$143,056	$155,006	$9,434	$164,440
Net change in case and LAE reserves	(74,832)	272	(74,560)	(108,819)	4,489	(104,330)
Net change in IBNR reserves	(101,240)	(1,596)	(102,836)	(84,581)	8,624	(75,957)
Increase (reduction) in estimates of net ultimate losses	(35,074)	734	(34,340)	(38,394)	22,547	(15,847)
Increase (reduction) in provisions for bad debt	(5,184)	—	(5,184)	(625)	—	(625)
Increase (reduction) in provisions for unallocated LAE	(6,355)	(216)	(6,571)	(7,711)	—	(7,711)
Amortization of fair value adjustments	21,405	—	21,405	(4,687)	—	(4,687)
Net incurred losses and LAE	$(25,208)	$518	$(24,690)	$(51,417)	$22,547	$(28,870)
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
Three Months Ended June 30, 2016
The reduction in net incurred losses and LAE for the three months ended June 30, 2016 of $24.7 million included net incurred losses and LAE of $0.5 million related to current period net earned premium of $0.5 million, primarily for

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $25.2 million, which was attributable to a reduction in estimates of net ultimate losses of $35.1 million, a reduction in provisions for bad debt of $5.2 million and a reduction in provisions for unallocated LAE of $6.4 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $21.4 million.
The reduction in provisions for bad debt of $5.2 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
Three Months Ended June 30, 2015
The reduction in net incurred losses and LAE for the three months ended June 30, 2015 of $28.9 million included net incurred losses and LAE of $22.5 million related to current period net earned premium of $17.2 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $22.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $51.4 million, which was attributable to a reduction in estimates of net ultimate losses of $38.4 million, a reduction in provisions for bad debt of $0.6 million, a reduction in provisions for unallocated LAE of $7.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.7 million.
Net incurred losses and LAE in the Non-life Run-off segment for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$271,321	$4,048	$275,369	$215,695	$14,005	$229,700
Net change in case and LAE reserves	(183,801)	456	(183,345)	(118,813)	7,483	(111,330)
Net change in IBNR reserves	(141,753)	1,854	(139,899)	(135,020)	21,785	(113,235)
Increase (reduction) in estimates of net ultimate losses	(54,233)	6,358	(47,875)	(38,138)	43,273	5,135
Increase (reduction) in provisions for bad debt	(6,630)	—	(6,630)	(20,439)	—	(20,439)
Increase (reduction) in provisions for unallocated LAE	(14,590)	229	(14,361)	(21,686)	—	(21,686)
Amortization of fair value adjustments	20,622	—	20,622	(4,980)	—	(4,980)
Net incurred losses and LAE	$(54,831)	$6,587	$(48,244)	$(85,243)	$43,273	$(41,970)
Six Months Ended June 30, 2016
The reduction in net incurred losses and LAE for the six months ended June 30, 2016 of $48.2 million included net incurred losses and LAE of $6.6 million related to current period net earned premium of $5.0 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.6 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $54.8 million, which was attributable to a reduction in estimates of net ultimate losses of $54.2 million, a reduction in provisions for bad debt of $6.6 million and a reduction in provisions for unallocated LAE of $14.6 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $20.6 million.
The reduction in provisions for bad debt of $6.6 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
Six Months Ended June 30, 2015
The reduction in net incurred losses and LAE for the six months ended June 30, 2015 of $42.0 million included net incurred losses and LAE of $43.3 million related to current period net earned premium of $35.8 million, primarily for the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $43.3 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $85.2 million, which was attributable to a reduction in estimates of net ultimate losses of $38.1 million, reduction in provisions for bad debt of $20.4 million, a reduction in provisions for unallocated LAE liabilities of $21.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.0 million.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance as at beginning of period	$209,919	$202,873	$201,017	$212,611
Less: reinsurance reserves recoverable	26,249	26,629	25,852	28,278
Net balance as at beginning of period	183,670	176,244	175,165	184,333
Net incurred losses and LAE:
Current period	20,568	17,495	36,631	32,373
Prior periods	(3,435)	(3,738)	(3,909)	(11,596)
Total net incurred losses and LAE	17,133	13,757	32,722	20,777
Net paid losses:
Current period	(5,255)	(4,538)	(7,493)	(7,408)
Prior periods	(7,268)	(7,583)	(12,778)	(16,624)
Total net paid losses	(12,523)	(12,121)	(20,271)	(24,032)
Effect of exchange rate movement	(1,912)	1,608	(1,248)	(1,590)
Net balance as at June 30	186,368	179,488	186,368	179,488
Plus: reinsurance reserves recoverable	26,856	26,011	26,856	26,011
Balance as at June 30	$213,224	$205,499	$213,224	$205,499
Net incurred losses and LAE in the Atrium segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$7,268	$5,255	$12,523	$7,583	$4,538	$12,121
Net change in case and LAE reserves	(3,391)	5,426	2,035	(3,946)	4,082	136
Net change in IBNR reserves	(6,181)	9,719	3,538	(3,560)	8,746	5,186
Increase (reduction) in estimates of net ultimate losses	(2,304)	20,400	18,096	77	17,366	17,443
Increase (reduction) in provisions for unallocated LAE	(118)	168	50	(137)	129	(8)
Amortization of fair value adjustments	(1,013)	—	(1,013)	(3,678)	—	(3,678)
Net incurred losses and LAE	$(3,435)	$20,568	$17,133	$(3,738)	$17,495	$13,757

	Six Months Ended June 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$12,778	$7,493	$20,271	$16,624	$7,408	$24,032
Net change in case and LAE reserves	(7,351)	7,614	263	(7,657)	6,774	(883)
Net change in IBNR reserves	(7,772)	21,201	13,429	(16,553)	17,929	1,376
Increase (reduction) in estimates of net ultimate losses	(2,345)	36,308	33,963	(7,586)	32,111	24,525
Increase (reduction) in provisions for unallocated LAE	(189)	323	134	(332)	262	(70)
Amortization of fair value adjustments	(1,375)	—	(1,375)	(3,678)	—	(3,678)
Net incurred losses and LAE	$(3,909)	$36,631	$32,722	$(11,596)	$32,373	$20,777

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance as at beginning of period	$972,372	$828,488	$933,678	$861,800
Less: reinsurance reserves recoverable	299,393	280,540	299,783	325,209
Net balance as at beginning of period	672,979	547,948	633,895	536,591
Net incurred losses and LAE:
Current period	105,548	81,293	198,718	158,703
Prior periods	(1,529)	(280)	(3,516)	(1,474)
Total net incurred losses and LAE	104,019	81,013	195,202	157,229
Net paid losses:
Current period	(9,709)	(7,518)	(10,815)	(11,241)
Prior periods	(54,744)	(31,896)	(105,314)	(80,322)
Total net paid losses	(64,453)	(39,414)	(116,129)	(91,563)
Effect of exchange rate movement	(7,252)	(2,761)	(7,675)	(15,471)
Net balance as at June 30	705,293	586,786	705,293	586,786
Plus: reinsurance reserves recoverable	289,201	287,049	289,201	287,049
Balance as at June 30	$994,494	$873,835	$994,494	$873,835
Net incurred losses and LAE in the StarStone segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$54,744	$9,709	$64,453	$31,896	$7,518	$39,414
Net change in case and LAE reserves	(26,737)	48,473	21,736	6,397	40,332	46,729
Net change in IBNR reserves	(28,321)	45,606	17,285	(38,584)	32,894	(5,690)
Increase (reduction) in estimates of net ultimate losses	(314)	103,788	103,474	(291)	80,744	80,453
Increase (reduction) in provisions for unallocated LAE	(1,002)	1,760	758	506	549	1,055
Amortization of fair value adjustments	(213)	—	(213)	(495)	—	(495)
Net incurred losses and LAE	$(1,529)	$105,548	$104,019	$(280)	$81,293	$81,013

	Six Months Ended June 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$105,314	$10,815	$116,129	$80,322	$11,241	$91,563
Net change in case and LAE reserves	(22,102)	56,493	34,391	(3,934)	48,877	44,943
Net change in IBNR reserves	(83,234)	127,606	44,372	(76,262)	96,311	20,049
Increase (reduction) in estimates of net ultimate losses	(22)	194,914	194,892	126	156,429	156,555
Increase (reduction) in provisions for unallocated LAE	(2,036)	3,804	1,768	(563)	2,274	1,711
Amortization of fair value adjustments	(1,458)	—	(1,458)	(1,037)	—	(1,037)
Net incurred losses and LAE	$(3,516)	$198,718	$195,202	$(1,474)	$158,703	$157,229

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
Policy benefits for life and annuity contracts as at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Life	$419,453	$436,603
Annuities	916,729	921,654
	1,336,182	1,358,257
Fair value adjustments	(49,906)	(53,560)
	$1,286,276	$1,304,697
 Refer to Note 10 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on establishing policy benefit reserves.
9. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$7,066	$9,216	$14,797	$53,184	$13,763	$17,163	$24,914	$78,157
Ceded	(4,290)	(4,740)	(39,590)	(35,886)	(5,716)	(7,252)	(39,867)	(42,367)
Net	$2,776	$4,476	$(24,793)	$17,298	$8,047	$9,911	$(14,953)	$35,790
Atrium
Gross	$37,781	$35,908	$35,786	$37,913	$79,299	$71,342	$84,699	$76,067
Ceded	(4,619)	(4,150)	(3,966)	(3,956)	(7,957)	(7,673)	(8,521)	(8,238)
Net	$33,162	$31,758	$31,820	$33,957	$71,342	$63,669	$76,178	$67,829
StarStone
Gross	$223,368	$208,548	$241,057	$195,963	$440,412	$402,664	$431,754	$364,495
Ceded	(41,023)	(37,513)	(59,692)	(58,267)	(107,930)	(77,547)	(125,566)	(103,177)
Net	$182,345	$171,035	$181,365	$137,696	$332,482	$325,117	$306,188	$261,318
Life and Annuities
Life	$20,533	$19,659	$22,922	$23,072	$38,459	$37,640	$45,655	$45,992
Total	$238,816	$226,928	$211,314	$212,023	$450,330	$436,337	$413,068	$410,929

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charge during the six months ended June 30, 2016:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charge
Balance as at December 31, 2015	$73,071	$31,202	$87,031	$191,304	$180,730	$255,911
Amortization	—	(3,749)	—	(3,749)	(11,687)	(8,639)
Balance as at June 30, 2016	$73,071	$27,453	$87,031	$187,555	$169,043	$247,272
Refer to Note 12 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on goodwill, intangible assets and the deferred charge.
Intangible asset amortization for the three and six months ended June 30, 2016 and 2015 was $15.3 million and $15.4 million, respectively, compared to $(4.9) million and $(2.2) million for the comparative periods in 2015.
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$458,202	$(320,714)	$137,488	$456,110	$(307,785)	$148,325
Reinsurance balances recoverable	(175,924)	157,573	(18,351)	(175,774)	154,619	(21,155)
Policy benefits for life and annuity contracts	86,332	(36,426)	49,906	86,332	(32,772)	53,560
Total	$368,610	$(199,567)	$169,043	$366,668	$(185,938)	$180,730
Other:
Distribution channel	$20,000	$(3,445)	$16,555	$20,000	$(2,777)	$17,223
Technology	15,000	(9,294)	5,706	15,000	(6,561)	8,439
Brand	7,000	(1,808)	5,192	7,000	(1,460)	5,540
Total	$42,000	$(14,547)	$27,453	$42,000	$(10,798)	$31,202
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charge on retroactive reinsurance	$271,176	$(23,904)	$247,272	$271,176	$(15,265)	$255,911

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOANS PAYABLE
We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Under these facilities, loans payable and accrued interest as of June 30, 2016 and December 31, 2015 were as follows:

Facility	Origination Date	Term	June 30, 2016	December 31, 2015
EGL Revolving Credit Facility	September 16, 2014	5 years	$549,798	$505,750
Sussex Facility	December 24, 2014	4 years	63,500	94,000
Total long-term bank debt			613,298	599,750
Accrued interest			732	500
Total loans payable			$614,030	$600,250
For the three months ended June 30, 2016 and 2015, interest expense was $5.4 million and $4.8 million, respectively. For the six months ended June 30, 2016 and 2015, interest expense was $10.8 million and $8.8 million, respectively.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and amended on February 27, 2015, February 15, 2016, and most recently on August 5, 2016, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million, and as of August 5, 2016 we have an option to obtain additional commitments of up to $166.25 million. As of June 30, 2016, there was $115.2 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility.
During the three months ended June 30, 2016 we borrowed €75.0 million. This has been designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a gain of $2.1 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016. This gain was offset against an equivalent loss recognized upon the translation of those subsidiaries' financial statements from functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three or six months ended June 30, 2016, which would have required reclassification from accumulated other comprehensive income (loss) into earnings.
Sussex Facility
On December 24, 2014, we entered into a 4-year term loan (the "Sussex Facility", formerly called the Companion Facility) with two financial institutions. This facility was fully utilized to initially borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. During 2015, we repaid $15.0 million and during the six months ended June 30, 2016, we repaid $30.5 million of the outstanding principal on the facility, bringing the outstanding principal to $63.5 million. We are in compliance with the covenants of the Sussex Facility.
Refer to Note 13 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the terms of the above facilities.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of June 30, 2016 and December 31, 2015 comprised the ownership interests held by Trident (39.32%) and Dowling (1.71%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium as well as certain non-life run-off portfolios. The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as of June 30, 2016 and December 31, 2015:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$417,663	$374,619
Capital contributions	—	15,728
Dividends paid	—	(16,128)
Net earnings (loss) attributable to RNCI	18,541	(8,797)
Accumulated other comprehensive earnings (loss) attributable to RNCI	1,649	(745)
Transfer from noncontrolling interest	—	15,801
Accretion of RNCI to redemption value	1,803	37,185
Balance at end of period	$439,656	$417,663
Refer to Note 17 - "Related Party Transactions" and Note 18 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of June 30, 2016 and December 31, 2015, we had $3.6 million and $3.9 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
13. SHARE CAPITAL
In June 2016, pursuant to an internal reorganization, we issued Series C Participating Non-Voting Perpetual Preferred Stock (“Series C Preferred Shares”) to one of our wholly-owned subsidiaries to be held in treasury, in exchange for all our Series A Non-Voting Convertible Ordinary Shares (“Series A Non-Voting Shares”), which had been issued to, and held in treasury by, one of our wholly-owned subsidiaries. The Series A Non-Voting Shares were subsequently canceled. The Series C Preferred Shares have no voting rights, other than with respect to certain limited matters whereby the consent of a majority of the holders of the outstanding Series C Preferred Shares, voting as a separate class, would be required.
Refer to Note 15 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information on our Share Capital.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EARNINGS PER SHARE
The following table sets forth the comparison of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$40,594	$14,545	$86,114	$59,392
Weighted-average ordinary shares outstanding — basic	19,295,280	19,252,359	19,289,119	19,244,951
Net earnings per ordinary share attributable to Enstar Group Limited — basic	$2.10	$0.76	$4.46	$3.09
Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$40,594	$14,545	$86,114	$59,392
Weighted-average ordinary shares outstanding — basic	19,295,280	19,252,359	19,289,119	19,244,951
Effect of dilutive securities:
Unvested shares	25,762	39,524	25,448	38,017
Restricted share units	17,092	13,620	16,014	12,031
Warrants	92,330	78,250	89,960	69,776
Weighted-average ordinary shares outstanding — diluted	19,430,464	19,383,753	19,420,541	19,364,775
Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$2.09	$0.75	$4.43	$3.07
15. EMPLOYEE BENEFITS
 We provide various employee benefits including share-based compensation, an employee share purchase plan, an annual incentive compensation program, and pension plans. These are described in Note 17 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. On June 14, 2016, our shareholders approved the 2016 Equity Incentive Plan, which governs the terms of awards granted subsequent to its adoption. The plan replaced the expiring 2006 Equity Incentive Plan. Any outstanding awards granted under the 2006 plan remain in effect pursuant to their terms.
Share-based compensation expense for the three and six months ended June 30, 2016 was $3.7 million and$11.9 million, respectively, as compared to $7.7 million and $9.1 million for the comparative periods in 2015.
Employee share purchase plan expense for the three and six months ended June 30, 2016 and 2015, was less than $0.1 million and $0.2 million, respectively.
Annual incentive compensation program expense for the three and six months ended June 30, 2016, was $4.2 million and $5.0 million, respectively, as compared to $(0.9) million and $7.0 million for the comparative periods in 2015.
Pension expense for the three and six months ended June 30, 2016 was $2.8 million and $5.9 million, respectively, as compared to $2.8 million and $5.2 million for the comparative periods in 2015.

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
Interim Tax Expense (Benefit)
The effective tax rates on income for the three and six months ended June 30, 2016 were 14.5% and 13.3%, respectively, as compared to 24.2% and 18.8%, respectively, for the comparative periods in 2015. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations (primarily the United States and United Kingdom) and an increase in the assessment of valuation allowance on deferred tax assets. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. During the three and six months ended June 30, 2016, we recognized an increase of $1.3 million and $2.2 million, respectively, in our deferred tax asset valuation allowance.
Accounting for Uncertainty in Income Taxes
We had no unrecognized tax benefits relating to uncertain tax positions as at either June 30, 2016 or December 31, 2015.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. RELATED PARTY TRANSACTIONS
Stone Point Capital LLC
Through several private transactions occurring from May 2012 to July 2012, Trident acquired 1,350,000 of our Voting Ordinary Shares (which now constitutes approximately 8.3% of our outstanding Voting Ordinary Shares). On November 6, 2013, we appointed James D. Carey to our Board of Directors. Mr. Carey is the sole member of an entity that is one of four general partners of the entities serving as general partners for Trident, is a member of the investment committees of such general partners, and is a member and senior principal of Stone Point Capital LLC ("Stone Point"), the manager of the Trident funds.
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of June 30, 2016, we have included $439.7 million (December 31, 2015: $417.7 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at June 30, 2016, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $190.1 million and $237.9 million as of June 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to a sale of one of the fund investments during the three months ended June 30, 2016. The fair value of our investment in the registered investment company was $21.2 million and $21.0 million as at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016 and 2015, we recognized net realized and unrealized gains of $5.8 million and $5.5 million, respectively, in respect of the fund investments and net unrealized losses of $0.5 million and net unrealized gains of $0.2 million, respectively, in respect of the registered investment company investment. For the six months ended June 30, 2016 and 2015, we recognized interest income of $1.3 million in respect of the registered investment company.
We also have separate accounts, with a balance of $237.9 million and $157.8 million as at June 30, 2016 and December 31, 2015, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.2 million and $0.1 million in management fees for the six months ended June 30, 2016 and 2015, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $24.1 million and $34.5 million as of June 30, 2016 and December 31, 2015, respectively; the decrease was primarily due to a partial sale of a fund investment during the six months ended June 30, 2016. For the six months ended June 30, 2016 and 2015, we have recognized net unrealized gains of $0.7 million and $1.6 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $18.8 million and $18.2 million as at June 30, 2016 and December 31, 2015, respectively. For the six months ended June 30, 2016 and 2015, we recognized net unrealized gains of $0.7 million and net unrealized losses of $0.7 million, respectively. For the six months ended June 30, 2016 and 2015, we recognized interest income of $3.6 million and $0.9 million in respect of these investments
During 2015 we opened a separate account managed by Sound Point Capital, with a balance of $56.8 million and $53.5 million as at June 30, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.1 million in management fees for the six months ended June 30, 2016 and 2015, respectively.
Fees charged pursuant to investments affiliated with entities owned by Trident or Sound Point Capital were negotiated on an arm's-length basis.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goldman Sachs & Co.
Affiliates of Goldman Sachs own approximately 4.1% of our Voting Ordinary Shares and 100% of our Series C Non-Voting Ordinary Shares. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to our Board of Directors in connection with Goldman Sachs’ investment in Enstar. As of both June 30, 2016 and December 31, 2015, we had investments in funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $13.9 million and $39.6 million, respectively. The decrease was primarily due to a sale of one of the fund investments during the three months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, we had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited, which had a fair value of $42.6 million and $44.6 million, respectively. Goldman Sachs affiliates have an approximately 38% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which we have invested. For the six months ended June 30, 2016 and 2015, we recognized net unrealized gains of $2.8 million and net unrealized losses of $2.4 million, respectively, in respect of the Goldman Sachs-affiliated investments. For the six months ended June 30, 2016 and 2015, we recognized interest income of $0.7 million and $nil in respect of the Goldman Sachs-affiliated investments.
During 2015, a Goldman Sachs affiliate began providing investment management services to one of our subsidiaries. Our interests are held in accounts managed by affiliates of Goldman Sachs, with a balance of $786.6 million and $758.9 million as at June 30, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.4 million and $0.3 million in management fees for the six months ended June 30, 2016 and 2015, respectively.
Fees charged pursuant to investments with affiliates of Goldman Sachs were negotiated on an arm's-length basis.
CPPIB
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. (collectively, "First Reserve", and the transaction, the "CPPIB-First Reserve Transaction"). These shares constitute a 9.3% voting interest and a 9.8% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors. In addition, 4.6% of our voting shares are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP, CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner, and CPPIB's director representative is the trustee of CPPIB Trust.
We also have a pre-existing reinsurance recoverable based on normal commercial terms from a company later acquired by Wilton Re, which was carried on our balance sheet at $11.2 million as of June 30, 2016.
18. COMMITMENTS AND CONTINGENCIES
Concentrations of Credit Risk
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
Credit risk exists in relation to reinsurance balances recoverable. We remain liable to the extent that retrocessionaires do not meet their contractual obligations and, therefore, we evaluate and monitor concentration of credit risk among our reinsurers. These amounts are discussed in Note 6 - "Reinsurance Balances Recoverable."

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.1 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. Government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as of June 30, 2016.
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
Unfunded Investment Commitments
As at June 30, 2016, we had original commitments to investment funds of $380.0 million, of which $241.6 million has been funded, and $138.4 million remains outstanding as unfunded commitments.
Guarantees
As at June 30, 2016 and December 31, 2015, parental guarantees supporting subsidiaries' insurance obligations were $501.7 million and $334.2 million, respectively.
Redeemable Noncontrolling Interest
We have the right to purchase the RNCI interests from the RNCI holders at certain times in the future (each such right, a "call right"), and the RNCI holders have the right to sell their RNCI interests to us at certain times in the future (each such right, a "put right"). The RNCI rights held by Trident are described in Note 17 - "Related Party Transactions." Dowling has a right to participate if Trident exercises its put right.

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
The following tables set forth selected and condensed consolidated statement of earnings results by segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$4,476	$31,758	$171,035	$19,659	$—	$226,928
Fees and commission income	865	6,378	—	—	—	7,243
Net investment income	37,581	635	5,753	11,113	(859)	54,223
Net realized and unrealized gains (losses)	26,161	68	8,021	3,737	—	37,987
Other income	2,036	65	1,584	363	—	4,048
	71,119	38,904	186,393	34,872	(859)	330,429
EXPENSES
Net incurred losses and LAE	(24,690)	17,133	104,019	—	—	96,462
Life and annuity policy benefits	—	—	—	19,778	—	19,778
Acquisition costs	(56)	11,240	32,518	2,804	(17)	46,489
General and administrative expenses	61,449	6,629	31,311	6,467	22	105,878
Interest expense	6,016	—	—	272	(864)	5,424
Net foreign exchange losses (gains)	(3,096)	256	1,027	(43)	—	(1,856)
	39,623	35,258	168,875	29,278	(859)	272,175
EARNINGS BEFORE INCOME TAXES	31,496	3,646	17,518	5,594	—	58,254
INCOME TAXES	(3,486)	(580)	(3,970)	(437)	—	(8,473)
NET EARNINGS	28,010	3,066	13,548	5,157	—	49,781
Less: Net losses (earnings) attributable to noncontrolling interest	(2,370)	(1,258)	(5,559)	—	—	(9,187)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,640	$1,808	$7,989	$5,157	$—	$40,594

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2016
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$9,911	$63,669	$325,117	$37,640	$—	$436,337
Fees and commission income	7,431	10,210	—	—	(5,051)	12,590
Net investment income	73,811	1,189	11,033	29,534	(1,281)	114,286
Net realized and unrealized gains (losses)	49,551	108	22,370	3,922	—	75,951
Other income	3,836	99	1,595	931	—	6,461
	144,540	75,275	360,115	72,027	(6,332)	645,625
EXPENSES
Net incurred losses and LAE	(48,244)	32,722	195,202	—	—	179,680
Life and annuity policy benefits	—	—	—	40,758	—	40,758
Acquisition costs	1,926	22,327	64,578	5,206	(283)	93,754
General and administrative expenses	119,562	13,037	61,466	11,027	(4,768)	200,324
Interest expense	11,496	—	—	610	(1,281)	10,825
Net foreign exchange losses (gains)	(2,216)	2,071	(272)	333	—	(84)
	82,524	70,157	320,974	57,934	(6,332)	525,257
EARNINGS BEFORE INCOME TAXES	62,016	5,118	39,141	14,093	—	120,368
INCOME TAXES	(8,159)	(1,258)	(5,988)	(577)	—	(15,982)
NET EARNINGS	53,857	3,860	33,153	13,516	—	104,386
Less: Net earnings attributable to noncontrolling interest	(3,085)	(1,584)	(13,603)	—	—	(18,272)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$50,772	$2,276	$19,550	$13,516	$—	$86,114

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$17,298	$33,957	$137,696	$23,072	$—	$212,023
Fees and commission income	4,892	7,457	—	—	(3,218)	9,131
Net investment income	18,569	523	4,058	11,577	(72)	34,655
Net realized and unrealized gains	(4,308)	38	(3,355)	(3,624)	—	(11,249)
Other income	9,875	76	1,303	584	—	11,838
	46,326	42,051	139,702	31,609	(3,290)	256,398
EXPENSES
Net incurred losses and LAE	(28,870)	13,757	81,013	—	—	65,900
Life and annuity policy benefits	—	—	—	28,090	—	28,090
Acquisition costs	(5,871)	12,301	27,365	3,299	—	37,094
General and administrative expenses	53,168	6,670	32,891	4,452	(3,218)	93,963
Interest expense	2,826	1,482	—	640	(72)	4,876
Net foreign exchange losses (gains)	(4,543)	2,213	4,200	582	—	2,452
	16,710	36,423	145,469	37,063	(3,290)	232,375
EARNINGS BEFORE INCOME TAXES	29,616	5,628	(5,767)	(5,454)	—	24,023
INCOME TAXES	(6,104)	(2,252)	694	1,846	—	(5,816)
NET EARNINGS	23,512	3,376	(5,073)	(3,608)	—	18,207
Less: Net losses (earnings) attributable to noncontrolling interest	(3,761)	(1,982)	2,081	—	—	(3,662)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$19,751	$1,394	$(2,992)	$(3,608)	$—	$14,545

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six Months Ended June 30, 2015
	Non-life run-off	Atrium	StarStone	Life and annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$35,790	$67,829	$261,318	$45,992	$—	$410,929
Fees and commission income	9,729	16,985	14	—	(6,117)	20,611
Net investment income	37,433	1,030	6,189	20,652	(232)	65,072
Net realized and unrealized gains (losses)	30,352	129	1,347	(57)	—	31,771
Other income	12,915	154	1,366	879	—	15,314
	126,219	86,127	270,234	67,466	(6,349)	543,697
EXPENSES
Net incurred losses and LAE	(41,970)	20,777	157,229	—	—	136,036
Life and annuity policy benefits	—	—	—	50,937	—	50,937
Acquisition costs	(7,576)	21,707	51,508	6,005	—	71,644
General and administrative expenses	108,159	18,293	63,104	7,122	(6,117)	190,561
Interest expense	5,346	2,965	—	800	(232)	8,879
Net foreign exchange losses (gains)	595	(302)	(2,180)	(732)	—	(2,619)
	64,554	63,440	269,661	64,132	(6,349)	455,438
EARNINGS BEFORE INCOME TAXES	61,665	22,687	573	3,334	—	88,259
INCOME TAXES	(11,211)	(4,136)	12	(1,225)	—	(16,560)
NET EARNINGS	50,454	18,551	585	2,109	—	71,699
Less: Net earnings attributable to noncontrolling interest	(3,357)	(8,710)	(240)	—	—	(12,307)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$47,097	$9,841	$345	$2,109	$—	$59,392

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at June 30, 2016 and December 31, 2015 by segment were as follows (the elimination items include the elimination of intersegment assets):

	2016	2015
Total assets:
Non-life Run-off	$8,337,022	$7,629,184
Atrium	577,235	555,621
StarStone	2,915,503	2,778,275
Life and annuities	1,687,902	1,734,945
Less:
Eliminations	(858,496)	(865,893)
	$12,659,166	$11,832,132

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements", and "Risk Factors" included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
The majority of our acquisitions have been in the non-life run-off business, which for us generally includes property and casualty, workers’ compensation, asbestos and environmental, construction defect, marine, aviation and transit, and other closed business.
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
During the six months ended June 30, 2016, we increased our book value per share on a fully diluted basis by 3.9% to $134.68 per share. The increase was primarily due to net earnings attributable to Enstar Group Limited of $86.1 million.
Current Outlook
Our business strategy includes generating growth through acquisitions and reinsurance transactions, particularly in our Non-life Run-off segment. On August 5, 2016, we entered into a transaction to assume $109.0 million of reserves from The Coca-Cola Company and its subsidiaries (“Coca-Cola”). On March 31, 2016, we completed an agreement to assume net reserves of $1.1 billion from Allianz SE ("Allianz") effective January 1, 2016. We are also providing claims consulting services to Allianz on this portfolio of business. We will continue to employ a disciplined approach when assessing, acquiring and managing portfolios of risk.
Our industry continues to experience challenging market conditions in underwriting and investing. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. We seek to maintain a disciplined underwriting approach to underwrite for profitability in our active underwriting segments, StarStone and Atrium. For the six months ended June 30, 2016 compared to 2015, gross premiums written decreased in our Atrium segment as certain business no longer met our underwriting standards. In our StarStone segment, gross premiums written increased through selective growth in certain specialty lines, which included the addition of new underwriting teams during late 2015.
Low yields persist in the investment markets and investment returns remain volatile. We expect to maintain our investment strategy, which emphasizes the preservation of our assets, credit quality, and diversification. We will continue to seek superior risk-adjusted returns by allocating a portion of our portfolio to non-investment grade securities or alternative investments in accordance with our investment guidelines. For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, net investment income increased primarily due to our higher average invested assets and a higher yield obtained on those assets. Net investment income for the six months ended June 30, 2016 also benefited from income on life settlements contracts and interest on funds held relating to the portfolio assumed from Allianz.
In a referendum on June 23, 2016, the United Kingdom voted to leave the European Union (commonly referred to as "Brexit"). Although there was significant volatility in the financial and foreign exchange markets during the three months ended June 30, 2016, this did not have a material impact on our financial statements. This volatility is expected to continue as the timing and nature of the United Kingdom's exit is yet to be determined. For companies based in the United Kingdom there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in United States dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has stated its intention is to retain passporting rights and to lobby the government to include this in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected until the United Kingdom triggers Article 50, and all contracts entered into up until that time are expected to remain valid into the post-Brexit period.
Recent Developments
Our transactions take the form of either acquisition of companies or loss portfolio transfer, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
Coca-Cola
On August 5, 2016, we entered into a reinsurance transaction with Coca-Cola pursuant to which we reinsured certain of Coca-Cola’s retention and deductible risks under its subsidiaries’ U.S. workers’ compensation, auto liability, general liability, and product liability insurance coverage. We assumed total gross reserves of $109.1 million, received total assets of $102.7 million and recorded a deferred charge of $6.4 million, included in other assets. We have transferred approximately $109.1 million into trust to support our obligations under the reinsurance agreements.  We provided a limited parental guarantee, subject to an overall maximum of approximately $27.0 million.

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
In Atrium’s other operating expense ratio, the excluded general and administrative expenses relate to amortization of the definite-lived intangible assets in the holding company, and expenses relating to Atrium Underwriters Limited ("AUL") including managing agency employee salaries, benefits, bonuses and current year share grant costs. The excluded AUL general and administrative expenses relate to expenses incurred in managing the syndicate, and eliminated items represent Atrium 5’s share of the fees and commissions paid to AUL. We believe it is a more meaningful presentation to exclude the costs in managing the syndicate because they are principally funded by the profit commission fees earned from Syndicate 609, which is a revenue item not included in the insurance ratios.
In StarStone’s other operating expense ratio for 2016, the excluded general and administrative expenses relate to the amortization of the definite-lived intangible assets, recorded at the holding company level. In StarStone’s other operating expense ratio for 2015, the excluded general and administrative expenses relate to management fee expenses charged by our Non-life Run-off segment primarily related to our costs incurred in managing StarStone, the amortization of the definite-lived intangible assets, and acquisition-related expenses, in each case recorded at the holding company level.

Consolidated Results of Operations - For the Three and Six Months Ended June 30, 2016, and 2015
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$226,928	$212,023	$436,337	$410,929
Fees and commission income	7,243	9,131	12,590	20,611
Net investment income	54,223	34,655	114,286	65,072
Net realized and unrealized gains (losses)	37,987	(11,249)	75,951	31,771
Other income	4,048	11,838	6,461	15,314
	330,429	256,398	645,625	543,697
EXPENSES
Net incurred losses and LAE	96,462	65,900	179,680	136,036
Life and annuity policy benefits	19,778	28,090	40,758	50,937
Acquisition costs	46,489	37,094	93,754	71,644
General and administrative expenses	105,878	93,963	200,324	190,561
Interest expense	5,424	4,876	10,825	8,879
Net foreign exchange losses (gains)	(1,856)	2,452	(84)	(2,619)
	272,175	232,375	525,257	455,438
EARNINGS BEFORE INCOME TAXES	58,254	24,023	120,368	88,259
INCOME TAXES	(8,473)	(5,816)	(15,982)	(16,560)
NET EARNINGS	49,781	18,207	104,386	71,699
Less: Net earnings attributable to noncontrolling interest	(9,187)	(3,662)	(18,272)	(12,307)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$40,594	$14,545	$86,114	$59,392
Highlights
Consolidated Results of Operations for the Three Months Ended June 30, 2016

•	Consolidated net earnings of $40.6 million and basic and diluted earnings per share of $2.10 and $2.09, respectively

•	Net earnings from Non-life Run-off and Life and Annuities segments of $25.6 million and $5.2 million, respectively

•	Net premiums earned of $226.9 million, including $171.0 million and $31.8 million in our StarStone and Atrium segments

•	Combined ratios of 98.2% and 100.1% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)

•	Net investment income of $54.2 million and net realized and unrealized gains of $38.0 million
Consolidated Results of Operations for the Six Months Ended June 30, 2016

•	Consolidated net earnings of $86.1 million and basic and diluted earnings per share of $4.46 and $4.43, respectively

•	Net earnings from Non-life Run-off and Life and Annuities segments of $50.8 million and $13.5 million, respectively

•	Net premiums earned of $436.3 million, including $325.1 million and $63.7 million in our StarStone and Atrium segments

•	Combined ratios of 99.0% and 97.3% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)

•	Net investment income of $114.3 million and net realized and unrealized gains of $76.0 million
Consolidated Financial Condition as at June 30, 2016:

•	Total investments and cash of $8,612.6 million

•	Total reinsurance balances recoverable of $1,345.1 million

•	Total assets of $12,659.2 million

•	Shareholder's equity of $2,615.8 million and redeemable noncontrolling interest of $439.7 million

•	Total gross reserves for losses and LAE of $6,433.8 million, with $1,094.3 million of net reserves assumed in our non-life run-off operations during the six months ended June 30, 2016

•	Policy benefits for life and annuity contracts of $1,286.3 million

•	Diluted book value per common share of $134.68
Consolidated Overview - For the Three Months Ended June 30, 2016 and 2015
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $40.6 million for the three months ended June 30, 2016, an increase of $26.1 million from $14.5 million for the three months ended June 30, 2015. Our comparative results were impacted by our acquisition activity during 2015, when we acquired Sussex, Wilton Re’s life settlements business, and Alpha, and by our completed loss portfolio transfer reinsurance transactions during 2016 and 2015 with Allianz SE, Reciprocal of America, Voya and Sun Life.
The most significant drivers of our consolidated financial performance during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 included:

•
Non-life Run-off - Net earnings provided by the Non-life Run-off segment for the three months ended June 30, 2016 were $25.6 million compared to $19.8 million for the three months ended June 30, 2015. The increase in net earnings was primarily due to improved investment results, partially offset by a lower reduction in estimates of net ultimate incurred losses and higher general and administrative expenses;

•
StarStone - Net earnings attributable to the StarStone segment were $8.0 million for the three months ended June 30, 2016, compared to net losses of $3.0 million for the three months ended June 30, 2015. This was primarily due to improved investment performance during the period;

•	Atrium - Net earnings for the three months ended June 30, 2016 and 2015 were relatively consistent at $1.8 million and $1.4 million, respectively;

•
Life and Annuities - Net earnings for the three months ended June 30, 2016 were $5.2 million compared to net losses of $3.6 million for the three months ended June 30, 2015, with the 2016 earnings primarily due to improved investment performance during the period;

•
Net Investment Income - Total net investment income was $54.2 million and $34.7 million for the three months ended June 30, 2016 and 2015, respectively. The increase in net investment income was primarily attributable to a higher yield obtained on our invested assets. Net investment income for the three months ended June 30, 2016 also benefited from an increase of $7.6 million from the interest on funds held relating to the portfolio assumed from Allianz;

•
Net Realized and Unrealized Gains (Losses) - For the three months ended June 30, 2016, net realized and unrealized gains were $38.0 million compared to net realized and unrealized losses of $11.2 million in 2015. This increase was primarily attributable to higher net unrealized gains in 2016 due to the increase in valuations of our fixed maturity securities as treasury yields moved lower and credit spreads tightened during the period, which was partially offset by a decrease in net realized gains in 2016;

•
Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the three months ended June 30, 2016 and 2015, the noncontrolling interest in earnings was $9.2 million and $3.7 million, respectively, primarily reflecting improved results in the StarStone segment.

Consolidated Overview - For the Six Months Ended June 30, 2016 and 2015
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $86.1 million for the six months ended June 30, 2016, an increase of $26.7 million from $59.4 million for the six months ended June 30, 2015. Our comparative results were impacted by our acquisition activity and completed loss portfolio transfer reinsurance transactions noted above.
The most significant drivers of our consolidated financial performance during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 included:

•
Non-life Run-off - Net earnings provided by the Non-life Run-off segment for the six months ended June 30, 2016 and 2015 were relatively consistent at $50.8 million and $47.1 million respectively, as improved investment results were partially offset by a lower reduction in estimates of net ultimate incurred losses and higher general and administrative expenses;

•
StarStone - Net earnings attributable to the StarStone segment were $19.6 million for the six months ended June 30, 2016, compared to $0.3 million for the six months ended June 30, 2015. This was primarily due to improved investment results during the period and some improvement in underwriting profitability;

•
Atrium - Net earnings for the six months ended June 30, 2016 were $2.3 million compared to $9.8 million for the six months ended June 30, 2015. The current period included lower favorable prior year loss development and some large loss activity, partially offset by a decrease in general and administrative expenses;

•
Life and Annuities - Net earnings for the six months ended June 30, 2016 were $13.5 million compared to $2.1 million for the six months ended June 30, 2015. The increase was primarily due to higher net investment income in the six months ended June 30, 2016, which included net earnings of $8.6 million from our life settlements business that we acquired in May 2015;

•
Net Investment Income - Total net investment income was $114.3 million and $65.1 million for the six months ended June 30, 2016 and 2015, respectively. Net investment income increased due to our higher average invested assets and a higher yield obtained on those assets. Net investment income for the six months ended June 30, 2016 also benefited from an increase in income from our life settlements business as well as interest on funds held of $15.2 million relating to the portfolio assumed from Allianz;

•
Net Realized and Unrealized Gains (Losses) - For the six months ended June 30, 2016, net realized and unrealized gains were $76.0 million compared to $31.8 million in 2015. This increase was primarily attributable to higher net unrealized gains due to the increase in valuations of our fixed maturity securities as treasury yields moved lower and credit spreads tightened during the period, which was partially offset by a decrease in net realized gains in 2016;

•
Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the six months ended June 30, 2016 and 2015, the noncontrolling interest in earnings was $18.3 million and $12.3 million, respectively, primarily reflecting improved results in the StarStone segment.

Results of Operations by Segment - For the Three and Six Months Ended June 30, 2016, and 2015
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2015.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$25,640	$19,751	$50,772	$47,097
Atrium	1,808	1,394	2,276	9,841
StarStone	7,989	(2,992)	19,550	345
Life and Annuities	5,157	(3,608)	13,516	2,109
Net earnings attributable to Enstar Group Limited	$40,594	$14,545	$86,114	$59,392
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-Life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd. ("Arden") and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three and six months ended June 30, 2016, and 2015, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$4,476	$17,298	$(12,822)	$9,911	$35,790	$(25,879)
Fees and commission income	865	4,892	(4,027)	7,431	9,729	(2,298)
Net investment income	37,581	18,569	19,012	73,811	37,433	36,378
Net realized and unrealized gains (losses)	26,161	(4,308)	30,469	49,551	30,352	19,199
Other income	2,036	9,875	(7,839)	3,836	12,915	(9,079)
	71,119	46,326	24,793	144,540	126,219	18,321
EXPENSES
Net incurred losses and LAE	(24,690)	(28,870)	4,180	(48,244)	(41,970)	(6,274)
Acquisition costs	(56)	(5,871)	5,815	1,926	(7,576)	9,502
General and administrative expenses	61,449	53,168	8,281	119,562	108,159	11,403
Interest expense	6,016	2,826	3,190	11,496	5,346	6,150
Net foreign exchange losses (gains)	(3,096)	(4,543)	1,447	(2,216)	595	(2,811)
	39,623	16,710	22,913	82,524	64,554	17,970
EARNINGS BEFORE INCOME TAXES	31,496	29,616	1,880	62,016	61,665	351
INCOME TAXES	(3,486)	(6,104)	2,618	(8,159)	(11,211)	3,052
NET EARNINGS	28,010	23,512	4,498	53,857	50,454	3,403
Less: Net loss (earnings) attributable to noncontrolling interest	(2,370)	(3,761)	1,391	(3,085)	(3,357)	272
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$25,640	$19,751	$5,889	$50,772	$47,097	$3,675
Overall Results
Three Months Ended June 30: Net earnings were $25.6 million and $19.8 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $5.9 million. This was primarily due to more favorable investment results, partially offset by higher general and administrative expenses, amongst other items.
Six Months Ended June 30: Net earnings for the six months ended June 30, 2016 and 2015 were relatively consistent period over period, as favorable investment results in 2016 were partially offset by increases in general and administrative expenses, amongst other items.
The major components of earnings are discussed below, except for investment results which are separately discussed below in "Investments."

Net Premiums Earned:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$7,066	$14,797	$(7,731)	$13,763	$24,914	$(11,151)
Ceded reinsurance premiums written	(4,290)	(39,590)	35,300	(5,716)	(39,867)	34,151
Net premiums written	2,776	(24,793)	27,569	8,047	(14,953)	23,000
Gross premiums earned	9,216	53,184	(43,968)	17,163	78,157	(60,994)
Ceded reinsurance premiums earned	(4,740)	(35,886)	31,146	(7,252)	(42,367)	35,115
Net premiums earned	$4,476	$17,298	$(12,822)	$9,911	$35,790	$(25,879)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year, and the run-off of premiums from acquisitions completed in recent years.
Three and Six Months Ended June 30: Premiums written and earned in the three and six months ended June 30, 2016 and 2015 were primarily attributable to Sussex and Alpha's run-off business for the obligatory renewal of certain policies that we are in the process of placing into run-off. The premiums earned are generally offset by net incurred losses and LAE relating to the premiums.
Fees and Commission Income:
Three and Six Months Ended June 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $0.9 million and $4.9 million for the three months ended June 30, 2016 and 2015, respectively, and $7.4 million and $9.7 million for the six months ended June 30, 2016 and 2015, respectively. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016			2015
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$140,998	$2,058	$143,056	$155,006	$9,434	$164,440
Net change in case and LAE reserves (1)	(74,832)	272	(74,560)	(108,819)	4,489	(104,330)
Net change in IBNR reserves (1)	(101,240)	(1,596)	(102,836)	(84,581)	8,624	(75,957)
Increase (reduction) in estimates of net ultimate losses	(35,074)	734	(34,340)	(38,394)	22,547	(15,847)
Increase (reduction) in provisions for bad debt	(5,184)	—	(5,184)	(625)	—	(625)
Increase (reduction) in provisions for unallocated LAE	(6,355)	(216)	(6,571)	(7,711)	—	(7,711)
Amortization of fair value adjustments	21,405	—	21,405	(4,687)	—	(4,687)
Net incurred losses and LAE	$(25,208)	$518	$(24,690)	$(51,417)	$22,547	$(28,870)
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

	Six Months Ended June 30,
	2016			2015
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$271,321	$4,048	$275,369	$215,695	$14,005	$229,700
Net change in case and LAE reserves (1)	(183,801)	456	(183,345)	(118,813)	7,483	$(111,330)
Net change in IBNR reserves (1)	(141,753)	1,854	(139,899)	(135,020)	21,785	$(113,235)
Increase (reduction) in estimates of net ultimate losses	(54,233)	6,358	(47,875)	(38,138)	43,273	5,135
Increase (reduction) in provisions for bad debt	(6,630)	—	(6,630)	(20,439)	—	(20,439)
Increase (reduction) in provisions for unallocated LAE	(14,590)	229	(14,361)	(21,686)	—	(21,686)
Amortization of fair value adjustments	20,622	—	20,622	(4,980)	—	(4,980)
Net incurred losses and LAE	$(54,831)	$6,587	$(48,244)	$(85,243)	$43,273	$(41,970)
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
Three Months Ended June 30: The reduction in net incurred losses and LAE for the three months ended June 30, 2016 of $24.7 million included net incurred losses and LAE of $0.5 million related to current period net premiums earned of $0.5 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $0.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $25.2 million, which was attributable to a reduction in estimates of net ultimate losses of $35.1 million, a reduction in provisions for bad debt of $5.2 million and a reduction in provisions for unallocated LAE of $6.4 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $21.4 million. The reduction in provisions for bad debt of $5.2 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
The reduction in net incurred losses and LAE for the three months ended June 30, 2015 of $28.9 million included net incurred losses and LAE of $22.5 million related to current period net premiums earned of $17.2 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $22.5 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $51.4 million, which was attributable to a reduction in estimates of net ultimate losses of $38.4 million, a reduction in provisions for bad debt of $0.6 million, a reduction in provisions for unallocated LAE of $7.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.7 million.
Six Months Ended June 30: The reduction in net incurred losses and LAE for the six months ended June 30, 2016 of $48.2 million included net incurred losses and LAE of $6.6 million related to current period net premiums earned of $5.0 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $6.6 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $54.8 million, which was attributable to a reduction in estimates of net ultimate losses of $54.2 million, a reduction in provisions for bad debt of $6.6 million and a reduction in provisions for unallocated LAE of $14.6 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $20.6 million. The reduction in provisions for bad debt of $6.6 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
The reduction in net incurred losses and LAE for the six months ended June 30, 2015 of $42.0 million included net incurred losses and LAE of $43.3 million related to current period net earned premium of $35.8 million, primarily related to the run-off business acquired with Sussex. Excluding current period net incurred losses and LAE of $43.3 million, net incurred losses and LAE liabilities relating to prior periods were reduced by $85.2 million, which was attributable to a reduction in estimates of net ultimate losses of $38.1 million, reduction in provisions for bad debt of $20.4 million, a reduction in provisions for unallocated LAE liabilities of $21.7 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.0 million.

Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $(0.1) million and $(5.9) million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $(7.6) million for the six months ended June 30, 2016 and 2015, respectively. Acquisition costs for the three and six months ended June 30, 2016 primarily related to net premiums earned on the Alpha Insurance business that was placed into run-off, whereas the recovery in the three and six months ended June 30, 2015 related to StarStone's legacy business that was placed into run-off.
General and Administrative Expenses:
Three and Six Months Ended June 30: General and administrative expenses were $61.4 million and $53.2 million for the three months ended June 30, 2016 and 2015, respectively, and $119.6 million and $108.2 million for the six months ended 2016 and 2015, respectively. The increase in general and administrative expenses was primarily related to our recent acquisitions resulting in both an increased employee headcount and certain non-recurring charges which were incurred in 2016.
Interest Expense:
Three and Six Months Ended June 30: Interest expense was $6.0 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $11.5 million and $5.3 million for the six months ended 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in loans outstanding in 2016 as a result of drawdowns for acquisitions and significant new business during 2015.
Net Foreign Exchange Losses (Gains)
Three and Six Months Ended June 30: Net foreign exchange gains were $3.1 million and $4.5 million for the three months ended June 30, 2016 and 2015, respectively. We recorded net foreign exchange gains of $2.2 million compared with net foreign exchange losses of $0.6 million for the six months ended June 30, 2016 and 2015, respectively. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk" of this Quarterly Report for further information regarding our foreign currency exposures, how we manage them, and recent actions taken to hedge certain net exposures denominated in Euros, Canadian dollars and Australian dollars.
Noncontrolling Interest:
Three and Six Months Ended June 30: There was no significant change in noncontrolling interests. Noncontrolling interest in earnings of our Non-life Run-off segment was $2.4 million and $3.8 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively. During the year ended December 31, 2015, the number of subsidiaries in this segment with a noncontrolling interest decreased from 7 as at December 31, 2014 to 2 as at December 31, 2015 due primarily to the repurchases made during 2015 as described in "Item 1. Business - Other Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Atrium Segment
The Atrium segment includes Atrium 5 Ltd. ("Atrium 5"), AUL, Northshore Holdings Limited ("Holding Company"), and an allocation of financing costs up until December 31, 2015 ("Enstar Specific Expenses"). Atrium 5 results represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital. AUL results largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. The Holding Company results include the amortization of intangible assets that were fair valued upon acquisition and Enstar Specific Expenses represent our acquisition financing costs.
The following is a discussion and analysis of the results of operations for our Atrium segment for the three and six months ended June 30, 2016 and 2015, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$31,758	$33,957	$(2,199)	$63,669	$67,829	$(4,160)
Fees and commission income	6,378	7,457	(1,079)	10,210	16,985	(6,775)
Net investment income	635	523	112	1,189	1,030	159
Net realized and unrealized gains	68	38	30	108	129	(21)
Other income	65	76	(11)	99	154	(55)
	38,904	42,051	(3,147)	75,275	86,127	(10,852)
EXPENSES
Net incurred losses and LAE	17,133	13,757	3,376	32,722	20,777	11,945
Acquisition costs	11,240	12,301	(1,061)	22,327	21,707	620
General and administrative expenses	6,629	6,670	(41)	13,037	18,293	(5,256)
Interest expense	—	1,482	(1,482)	—	2,965	(2,965)
Net foreign exchange losses (gains)	256	2,213	(1,957)	2,071	(302)	2,373
	35,258	36,423	(1,165)	70,157	63,440	6,717
EARNINGS BEFORE INCOME TAXES	3,646	5,628	(1,982)	5,118	22,687	(17,569)
INCOME TAXES	(580)	(2,252)	1,672	(1,258)	(4,136)	2,878
NET EARNINGS	3,066	3,376	(310)	3,860	18,551	(14,691)
Less: Net earnings attributable to noncontrolling interest	(1,258)	(1,982)	724	(1,584)	(8,710)	7,126
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,808	$1,394	$414	$2,276	$9,841	$(7,565)
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$415	$790	$(375)	$742	$9,580	$(8,838)
AUL	1,598	3,494	(1,896)	2,129	5,019	(2,890)
Atrium Total	2,013	4,284	(2,271)	2,871	14,599	(11,728)
Holding Company	(205)	(1,408)	1,203	(595)	(1,793)	1,198
Enstar Specific Expenses	—	(1,482)	1,482	—	(2,965)	2,965
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$1,808	$1,394	$414	$2,276	$9,841	$(7,565)
Net earnings shown above excludes unrealized investment gains (losses) and foreign currency translation adjustments relating to Atrium's available-for-sale investments, which are recognized in accumulated other comprehensive income. After attribution to noncontrolling interests, these amounts were a loss of $(0.2) million and a gain of $3.0 million for the three and six months ended June 30, 2016, respectively, and a gain of $2.0 million and a loss of $(0.8) million for the three and six months ended June 30, 2015, respectively.
Underwriting Performance
In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	(Favorable) Unfavorable	2016	2015	(Favorable) Unfavorable
Loss ratio (1)	53.6%	35.8%	17.8%	51.2%	28.3%	22.9%
Acquisition cost ratio (1)	34.4%	36.2%	(1.8)%	34.6%	32.0%	2.6%
Other operating expense ratio (1)	12.1%	17.1%	(5.0)%	11.5%	16.0%	(4.5)%
Combined ratio (1)	100.1%	89.1%	11.0%	97.3%	76.3%	21.0%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the three months ended June 30, 2016 and 2015, respectively: net premiums earned of $31,758 and $33,957, net incurred losses and LAE of $17,020 and $12,162, acquisition costs of $10,935 and $12,300, and other operating expenses of $3,830 and $5,797. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the six months ended June 30, 2016 and 2015, respectively: net premiums earned of $63,669 and $67,829, net incurred losses and LAE of $32,570 and $19,181, acquisition costs of $22,022 and $21,707, and other operating expenses of $7,295 and $10,835.
The higher combined ratio of Atrium 5 for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was due to an increase in the net loss ratio, partially offset by a lower operating expense ratio. This was primarily attributable to lower favorable prior year loss development in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, and a series of large losses in 2016. The 2016 large losses included earthquakes in Taiwan, Ecuador and Japan; flooding in Europe; wildfires in Canada and hailstorms in the United States.

The decrease in the AUL result in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 reflects decreased profit commission earned from the results of Syndicate 609.
Holding Company Expenses and Enstar Specific Expenses are included below under "General and Administrative Expenses" and "Interest Expense", respectively.
Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$5,179	$4,481	$698	$9,347	$11,598	$(2,251)
Property and Casualty Binding Authorities	9,298	7,909	1,389	18,976	16,221	2,755
Upstream Energy	3,613	3,529	84	6,484	8,440	(1,956)
Reinsurance	3,642	3,441	201	10,029	11,653	(1,624)
Accident and Health	3,335	2,348	987	7,603	7,244	359
Non-Marine Direct and Facultative	4,653	4,580	73	8,566	8,412	154
Liability	4,787	5,092	(305)	10,055	10,355	(300)
Aviation	542	1,538	(996)	3,221	4,901	(1,680)
War and Terrorism	2,732	2,868	(136)	5,018	5,875	(857)
Total	$37,781	$35,786	$1,995	$79,299	$84,699	$(5,400)
See below for a discussion of the drivers of the change in net premiums earned for the three and six months ended June 30, 2016 and 2015.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$4,079	$4,847	$(768)	$7,979	$10,032	$(2,053)
Property and Casualty Binding Authorities	8,296	7,336	960	16,807	14,318	2,489
Upstream Energy	2,573	3,569	(996)	4,687	7,312	(2,625)
Reinsurance	3,174	3,270	(96)	5,953	6,382	(429)
Accident and Health	3,313	2,915	398	6,468	6,130	338
Non-Marine Direct and Facultative	3,106	3,570	(464)	6,674	7,196	(522)
Liability	4,030	4,970	(940)	8,948	9,358	(410)
Aviation	1,102	1,494	(392)	2,393	3,262	(869)
War and Terrorism	2,085	1,986	99	3,760	3,839	(79)
Total	$31,758	$33,957	$(2,199)	$63,669	$67,829	$(4,160)
Three and Six Months Ended June 30: Net premiums earned for the Atrium segment were $31.8 million and $34.0 million for the three months ended June 30, 2016 and 2015, respectively. Net premiums earned for the Atrium segment were $63.7 million and $67.8 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net premiums earned was due to our underwriting discipline to non-renew certain business that no longer met our underwriting standards, particularly in the marine and upstream energy lines. We are seeing continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continue to focus on risk selection and underwriting for profitability. These premium decreases were partially offset by the increase in the property and casualty binding authority line, which reflects the continued success of AU Gold, Atrium's proprietary online underwriting platform.
Fees and Commission Income:
Three and Six Months Ended June 30: Fees and commission income were $6.4 million and $7.5 million for the three months ended June 30, 2016 and 2015, respectively, and $10.2 million and $17.0 million for the six months ended June 30, 2016 and 2015, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was due primarily to less profit commission on lower syndicate profits in the three and six months ended June 30, 2016 as compared with the three and six months ended June 30, 2015.
Net Incurred Losses and LAE:
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2016 and 2015 were $17.1 million and $13.8 million, respectively. Net favorable prior year loss development for the three months ended June 30, 2016 and 2015 was $3.5 million and $4.2 million, respectively. Net favorable prior year loss development in the three months ended June 30, 2016 was spread across most lines of business. Net favorable prior year loss development in the three months ended June 30, 2015 primarily related to the professional indemnity, hull, upstream energy and non-marine direct and facultative lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended June 30, 2016 and 2015 were $20.5 million and $18.0 million, respectively. The increase in net incurred losses and LAE, excluding prior year loss development, was due to the large losses in 2016, as discussed above in "Underwriting Performance", compared to a lower level of losses in 2015.
Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2016 and 2015 were $32.7 million and $20.8 million, respectively. Net favorable prior year loss development for the six months ended June 30, 2016 and 2015 was $4.1 million and $13.2 million, respectively. Net favorable prior year loss development in the six months ended June 30, 2016 primarily related to the non-marine direct and facultative lines of business. Net favorable prior year loss development in the six months ended June 30, 2015 primarily related to the aviation, marine, upstream energy and non-marine direct and facultative lines of business. Excluding prior year loss development, net incurred losses and LAE for the six months ended June 30, 2016 and 2015 were $36.8 million and $34.0 million, respectively. The increase in net incurred losses and LAE, excluding prior year loss development, was due to the large losses in 2016 as described above, and other notable 2016 losses in the war and terrorism and aviation lines, compared to a lower level of losses in 2015.
Acquisition Costs:
Three and Six Months Ended June 30: Acquisition costs were $11.2 million and $12.3 million for the three months ended June 30, 2016 and 2015, respectively, and $22.3 million and $21.7 million for the six months ended June 30, 2016 and 2015, respectively. The Atrium 5 acquisition cost ratios for the three months ended June 30, 2016 and 2015 were 34.4% and 36.2%, respectively, a decrease of 2.2%. The Atrium 5 acquisition cost ratios for the six months ended June 30, 2016 and 2015 were 34.6% and 32.0%, respectively, an increase of 2.6%. The increase for the six months ended June 30, 2016 was due to higher profit commissions payable on certain underlying business that performed well.
General and Administrative Expenses:
Three and Six Months Ended June 30: General and administrative expenses for the Atrium segment were relatively consistent at $6.6 million and $6.7 million for the three months ended June 30, 2016 and 2015, respectively. General and administrative expenses for the Atrium segment were $13.0 million and $18.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $5.3 million was primarily due to lower bonus accruals resulting from lower net earnings in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, and more compensation costs allocated to Syndicate 609.
Interest Expense:
Three and Six Months Ended June 30: For the three and six months ended June 30, 2016, interest was no longer incurred by the Atrium segment. Interest expense was $1.5 million and $3.0 million for the three and six months ended June 30, 2015, respectively. The interest expense for the three and six months ended June 30, 2015 was in respect of borrowings under the Enstar revolving credit facility, which was an Enstar Specific Expense.
Noncontrolling Interest:
Three and Six Months Ended June 30: Noncontrolling interest in earnings of the Atrium segment was $1.3 million and $2.0 million for the three months ended June 30, 2016 and 2015, respectively. Noncontrolling interest in earnings of the Atrium segment was $1.6 million and $8.7 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and 2015, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment, although their share of net earnings for the three and six months ended June 30, 2015 was higher due primarily to the interest expense recorded in the segment, which was an Enstar specific expense.

StarStone Segment
The results of our StarStone segment include the results of StarStone Insurance Bermuda Limited and its subsidiaries ("StarStone") and StarStone Specialty Holdings Limited ("Holding Company"), which was formerly known as Bayshore Holdings Limited. StarStone results represent its active underwriting operations. The Holding Company's results include the amortization of fair value adjustments such as for intangible assets that were fair valued upon acquisition, and other expenses incurred.
The following is a discussion and analysis of the results of operations for the StarStone segment for the three and six months ended June 30, 2016 and 2015, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$171,035	$137,696	$33,339	$325,117	$261,318	$63,799
Fee and commission income	—	—	—	—	14	(14)
Net investment income	5,753	4,058	1,695	11,033	6,189	4,844
Net realized and unrealized gains (losses)	8,021	(3,355)	11,376	22,370	1,347	21,023
Other income	1,584	1,303	281	1,595	1,366	229
	186,393	139,702	46,691	360,115	270,234	89,881
EXPENSES
Net incurred losses and LAE	104,019	81,013	23,006	195,202	157,229	37,973
Acquisition costs	32,518	27,365	5,153	64,578	51,508	13,070
General and administrative expenses	31,311	32,891	(1,580)	61,466	63,104	(1,638)
Net foreign exchange losses (gains)	1,027	4,200	(3,173)	(272)	(2,180)	1,908
	168,875	145,469	23,406	320,974	269,661	51,313
EARNINGS (LOSSES) BEFORE INCOME TAXES	17,518	(5,767)	23,285	39,141	573	38,568
INCOME TAXES	(3,970)	694	(4,664)	(5,988)	12	(6,000)
NET EARNINGS	13,548	(5,073)	18,621	33,153	585	32,568
Less: Net earnings (losses) attributable to noncontrolling interest	(5,559)	2,081	(7,640)	(13,603)	(240)	(13,363)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$7,989	$(2,992)	$10,981	$19,550	$345	$19,205

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$7,712	$826	$6,886	$18,975	$5,723	$13,252
Holding Company	277	(3,818)	4,095	575	(5,378)	5,953
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$7,989	$(2,992)	$10,981	$19,550	$345	$19,205
(1) StarStone's net earnings before noncontrolling interest were $13.1 million and $32.2 million for three and six months ended June 30, 2016, respectively, and $1.4 million and $9.7 million for the three and six months ended June 30, 2015, respectively.

Three Months Ended June 30: Net earnings (losses) were $8.0 million and ($3.0) million for the three months ended June 30, 2016 and 2015, respectively, an increase of $11.0 million. This was primarily due to an increase of $11.4 million in net realized and unrealized gains (losses) in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. Investment results are separately discussed below in "Investments."

Six Months Ended June 30: Net earnings were $19.6 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $19.2 million. This was primarily due to an increase of $21.0 million in net realized and unrealized gains (losses) in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

StarStone has not been significantly impacted by the catastrophe and weather events in the second quarter. We are maintaining our focus on disciplined underwriting, expense rationalization, improvements to operational infrastructure and delivering on our brand.

The Holding Company result comprises the amortization of definite-lived intangible assets and some general and administrative expenses.

Underwriting Performance
In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	(Favorable) Unfavorable	2016	2015	(Favorable) Unfavorable
Loss ratio (1)	60.9%	59.0%	1.9%	60.6%	60.0%	0.6%
Acquisition cost ratio (1)	19.0%	19.8%	(0.8)%	19.9%	19.5%	0.4%
Other operating expense ratio (1)	18.3%	19.3%	(1.0)%	18.5%	21.0%	(2.5)%
Combined ratio (1)	98.2%	98.1%	0.1%	99.0%	100.5%	(1.5)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the three months ended June 30, 2016 and 2015, respectively: net premiums earned of $171,172 and $138,064, net incurred losses and LAE of $104,232 and $81,507, acquisition costs of $32,518 and $27,365, and other operating expenses of $31,390 and $26,604.The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the six months ended June 30, 2016 and 2015, respectively: net premiums earned of $324,669 and $263,737, net incurred losses and LAE of $196,660 and $158,265, acquisition costs of $64,578 and $51,508, and other operating expenses of $60,121 and $55,429.

Three Months Ended June 30: The combined ratio was consistent for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, reflecting an overall increase of 0.1% comprised of an increase in the loss ratio offset by lower acquisition cost and operating expense ratios. The increase in the loss ratio was primarily due to writing a higher proportion of workers’ compensation business and utilizing higher planned loss ratios across most classes of business, which reflected continued pressure on premium rates and terms and conditions.
Six Months Ended June 30: The combined ratio improved by 1.5% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, primarily due to a reduction in the other operating expense ratio of 2.5% as a result of an increase in net premiums earned whilst we maintained a relatively consistent expense base.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$66,229	$61,934	$4,295	$133,541	$121,756	$11,785
Marine	42,987	30,319	12,668	112,364	87,956	24,408
Property	61,980	103,017	(41,037)	103,978	139,295	(35,317)
Aerospace	14,421	26,093	(11,672)	25,876	37,210	(11,334)
Workers' Compensation	37,751	19,694	18,057	64,652	45,537	19,115
Total	$223,368	$241,057	$(17,689)	$440,411	$431,754	$8,657
Three Months Ended June 30: Gross premiums written were $223.4 million and $241.1 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $17.7 million. Premiums written in the property and aerospace lines decreased by $41.0 million and $11.7 million, respectively. Premiums written in the property line were higher in 2015 due to an initial assumption of in-force unearned premium of $31.0 million under quota share agreements with Sussex upon its acquisition. The decrease in aerospace was due to our decision in the third quarter of 2015 to cease writing space business. The casualty, marine and workers’ compensation lines of business continued to grow, increasing by $4.3 million, $12.7 million and $18.1 million, respectively, as we continued to selectively underwrite certain specialty products and expand our distribution in these lines of business.
Six Months Ended June 30: Gross premiums written were $440.4 million and $431.8 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $8.7 million. Premiums written in the casualty, marine and workers' compensation lines increased by $11.8 million, $24.4 million and $19.1 million, respectively, as a result of selective growth in new business, partly due to new business underwritten by teams of underwriters we hired in late 2015. This was partially offset by the decreases in the property and aerospace lines of $35.3 million and $11.3 million, respectively, for the reasons noted in the three month discussion above.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$60,341	$42,996	$17,345	$108,750	$83,141	$25,609
Marine	40,246	28,240	12,006	74,235	52,104	22,131
Property	32,049	30,066	1,983	66,140	53,910	12,230
Aerospace	16,207	16,314	(107)	33,614	35,636	(2,022)
Workers' Compensation	22,192	20,080	2,112	42,378	36,527	5,851
Total	$171,035	$137,696	$33,339	$325,117	$261,318	$63,799
Three Months Ended June 30: Net premiums earned for the StarStone segment for the three months ended June 30, 2016 increased from 2015 by $33.3 million to $171.0 million. The lines of business driving the increase were casualty and marine, which is consistent with the increases in premiums written for these lines. The modest growth in workers’ compensation net premiums earned in comparison to the growth in gross premiums written is due to ceded reinsurance premium as we manage the amount of risk we retain on this business.

Six Months Ended June 30: Net premiums earned for the StarStone segment for the six months ended June 30, 2016 increased from 2015 by $63.8 million to $325.1 million. The lines of business driving the increase were primarily casualty and marine.
Net Incurred Losses and LAE:
Three Months Ended June 30: Net incurred losses and LAE for the three months ended June 30, 2016 and 2015 were $104.0 million and $81.0 million, respectively, an increase of $23.0 million. The increase was primarily attributable to the increase in net premiums earned. Net favorable prior year loss development for the three months ended June 30, 2016 and 2015 was $1.5 million and $0.3 million, respectively. The loss ratio for the three months ended June 30, 2016 increased by 1.9% to 60.9%, driven by increases in the marine, property and workers’ compensation lines of business.
Six Months Ended June 30: Net incurred losses and LAE for the six months ended June 30, 2016 and 2015 were $195.2 million and $157.2 million, respectively, an increase of $38.0 million. The increase was primarily attributable to the increase in net premiums earned. Net favorable prior year loss development for the six months ended June 30, 2016 and 2015 was $3.5 million and $1.5 million, respectively. The loss ratios for the six months ended June 30, 2016 and 2015 were relatively consistent at 60.6% and 60.0%, respectively; the increase of 0.6% was primarily in respect of the marine, property and workers’ compensation lines of business.
Acquisition Costs:
Three Months Ended June 30: Acquisition costs were $32.5 million and $27.4 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $5.1 million. The increase was primarily attributable to the increase in net premiums earned. The acquisition cost ratios for the three months ended June 30, 2016 and 2015 were 19.0% and 19.8%, respectively, a decrease of 0.8% reflecting a change in the mix of business.
Six Months Ended June 30: Acquisition costs were $64.6 million and $51.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $13.1 million. The increase was primarily attributable to the increase in net premiums earned. The acquisition cost ratios for the six months ended June 30, 2016 and 2015 were 19.9% and 19.5%, respectively, an increase of 0.4% reflecting a change in the mix of business.
General and Administrative Expenses:
Three and Six Months Ended June 30: General and administrative expenses for the three months ended June 30, 2016 and 2015 were $31.3 million and $32.9 million, respectively. General and administrative expenses for the six months ended June 30, 2016 and 2015 were $61.5 million and $63.1 million, respectively. The decrease of $1.6 million for the three and six months ended June 30, 2016 compared with 2015 was primarily related to lower professional and consulting fees, partially offset by higher accruals for long-term equity-based compensation awards due to an increase in the share price during the year.
Noncontrolling Interest:
Three Months Ended June 30: Noncontrolling interest in earnings (loss) of the StarStone segment was $5.6 million and ($2.1) million for the three months ended June 30, 2016 and 2015, respectively. The increase was due to higher net earnings before noncontrolling interest for the three months ended June 30, 2016 compared with a net loss before noncontrolling interest for the three months ended June 30, 2015.
Six Months Ended June 30: Noncontrolling interest in earnings of the StarStone segment was $13.6 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase was due to higher net earnings before noncontrolling interest for the six months ended June 30, 2016 compared with the six months ended June 30, 2015. As of June 30, 2016 and 2015, Trident and Dowling had a combined 41.03% noncontrolling interest in the StarStone segment.

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
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the three and six months ended June 30, 2016 and 2015, which are summarized below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$19,659	$23,072	$(3,413)	$37,640	$45,992	$(8,352)
Net investment income	11,113	11,577	(464)	29,534	20,652	8,882
Net realized and unrealized gains (losses)	3,737	(3,624)	7,361	3,922	(57)	3,979
Other income	363	584	(221)	931	879	52
	34,872	31,609	3,263	72,027	67,466	4,561
EXPENSES
Life and annuity policy benefits	19,778	28,090	(8,312)	40,758	50,937	(10,179)
Acquisition costs	2,804	3,299	(495)	5,206	6,005	(799)
General and administrative expenses	6,467	4,452	2,015	11,027	7,122	3,905
Interest expense	272	640	(368)	610	800	(190)
Net foreign exchange losses (gains)	(43)	582	(625)	333	(732)	1,065
	29,278	37,063	(7,785)	57,934	64,132	(6,198)
EARNINGS (LOSS) BEFORE INCOME TAXES	5,594	(5,454)	11,048	14,093	3,334	10,759
INCOME TAXES	(437)	1,846	(2,283)	(577)	(1,225)	648
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,157	$(3,608)	$8,765	$13,516	$2,109	$11,407
Overall Results:
Three Months Ended June 30: Net earnings (loss) were $5.2 million and ($3.6) million for the three months ended June 30, 2016 and 2015, respectively, an increase of $8.8 million. The increase was primarily due to an increase of $7.4 million in net realized and unrealized gain (losses). Investment results are separately discussed below in "Investments." The remaining $1.4 million increase was due to lower policy benefits and income taxes, offset by less premium earned and higher general and administrative expenses.

Six Months Ended June 30: Net earnings were $13.5 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $11.4 million. The increase was primarily due to higher net investment income in the six months ended June 30, 2016, including $8.6 million of net earnings from the life settlements business, acquired by us from Wilton Re Limited in May 2015. Life settlements income was comprised of $10.0 million from policy maturity events, offset by expenses of $1.4 million.

Net Premiums Earned:
A summary of our net premiums earned by type of major product is below. In general, net premiums earned are expected to reduce at approximately 15% to 20% per annum as we run-off this business.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Term life insurance	$7,426	$6,491	$935	$15,050	$13,354	$1,696
Assumed life reinsurance	4,992	5,511	(519)	8,863	9,951	(1,088)
Credit life and disability	7,241	11,070	(3,829)	13,727	22,687	(8,960)
	$19,659	$23,072	$(3,413)	$37,640	$45,992	$(8,352)
Three Months Ended June 30: Net premiums earned were $19.7 million and $23.1 million for the three months ended June 30, 2016 and 2015, respectively. The decrease in credit life and disability premiums of $3.9 million included a decrease of $2.3 million related to our strategic decision to utilize the cancellation option on certain credit products in the third quarter of 2015. Net premiums earned in term life insurance included $1.1 million related to Alpha Insurance for the three months ended June 30, 2016. We acquired Alpha Insurance in November 2015.
Six Months Ended June 30: Net premiums earned were $37.6 million and $46.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in credit life and disability premiums of $9.0 million included a decrease of $5.0 million in the six months ended June 30, 2016 related to our strategic decision to utilize the cancellation option on certain credit products in the third quarter of 2015. Net premiums earned in term life insurance included $2.3 million related to Alpha Insurance for the six months ended June 30, 2016, which was offset by reduced premium in other life businesses.
Life and Annuity Policy Benefits:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Annuity benefits paid	$10,398	$10,516	$(118)	$20,954	$21,714	$(760)
Life and disability benefits paid	18,001	22,118	(4,117)	38,460	42,530	(4,070)
Total benefits paid	28,399	32,634	(4,235)	59,414	64,244	(4,830)
Change in annuity benefit reserves	(866)	(3,333)	2,467	(4,927)	(8,162)	3,235
Change in life and disability reserves	(9,679)	(3,884)	(5,795)	(17,388)	(10,360)	(7,028)
Amortization of fair value adjustments	1,924	2,673	(749)	3,659	5,215	(1,556)
Total change in reserves	(8,621)	(4,544)	(4,077)	(18,656)	(13,307)	(5,349)
Life and annuity policy benefits	$19,778	$28,090	$(8,312)	$40,758	$50,937	$(10,179)
Three Months Ended June 30: Life and annuity policy benefits were $19.8 million and $28.1 million for the three months ended June 30, 2016 and 2015, respectively. The decrease of $8.3 million is consistent with the run-off of policyholders in both the annuity and life business, and was primarily comprised of a decrease in life and disability policy benefits of $9.9 million, partially offset by an increase in annuity policy benefits of $2.3 million.
Annuity policy benefits increased by $2.3 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. Annuity policy benefits during the three months ended June 30, 2016 were $9.5 million, comprised of benefits paid of $10.4 million partially offset by a reduction in reserves of $0.9 million. Annuity policy benefits during the three months ended June 30, 2015 were $7.2 million, comprised of benefits paid of $10.5 million partially offset by a reduction in reserves of $3.3 million.
Life and disability policy benefits decreased by $9.9 million for the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. Life and disability policy benefits during the three months ended June 30, 2016 were $8.3 million, comprised of benefits paid of $18.0 million, partially offset by a reduction in reserves of $9.7 million. Life and disability policy benefits during the three months ended June 30, 2015 were $18.2 million, comprised of benefits paid of $22.1 million, partially offset by a reduction in reserves of $3.9 million. The decrease in life and disability policy benefits from 2015 to 2016 was primarily because of a decrease in premiums earned, as well as the cancellation of certain credit products, partially offset by claims relating to Alpha Insurance, which were not included in the comparative period.
Six Months Ended June 30: Life and annuity policy benefits were $40.8 million and $50.9 million for the six months ended June 30, 2016 and 2015, respectively. The decrease of $10.2 million is consistent with the run-off of policyholders in both the annuity and life business, and was primarily comprised of a decrease in life and disability policy benefits of $11.1 million, partially offset by an increase in annuity policy benefits of $2.5 million.
Annuity policy benefits decreased by $2.5 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. Annuity policy benefits during the six months ended June 30, 2016 were $16.0 million, comprised of benefits paid of $20.9 million, partially offset by a reduction in reserves of $4.9 million. Annuity policy benefits during the six months ended June 30, 2015 were $13.6 million, comprised of benefits paid of $21.7 million, partially offset by a reduction in reserves of $8.2 million.
Life and disability policy benefits decreased by $11.1 million for the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. Life and disability policy benefits during the six months ended June 30, 2016 were $21.1 million, comprised of benefits paid of $38.5 million, partially offset by a reduction in reserves of $17.4 million. Life and disability policy benefits during the six months ended June 30, 2015 were $32.2 million, comprised of benefits paid of $42.5 million, partially offset by a reduction in reserves of $10.4 million. The decrease in life and disability policy benefits from 2015 to 2016 was primarily as a result of a decrease in premiums earned, as well as the cancellation of certain credit products, offset by claims relating to Alpha Insurance, which were not included in the comparative period.
Acquisition Costs:
Three Months Ended June 30: Acquisition costs for the three months ended June 30, 2016 and 2015 were $2.8 million and $3.3 million, respectively. In the three months ended June 30, 2016, the commissions on credit business were lower by $0.7 million, partially offset by $0.2 million of commissions on the Alpha Insurance business.
Six Months Ended June 30: Acquisition costs for the six months ended June 30, 2016 and 2015 were $5.2 million and $6.0 million, respectively. In the six months ended June 30, 2016, the commissions on credit business were lower by $1.2 million, partially offset by $0.3 million of commissions on the Alpha Insurance business.
General and Administrative Expenses:
Three Months Ended June 30: General and administrative expenses were $6.5 million and $4.5 million for the three months ended June 30, 2016 and 2015, respectively. The increase of $2.0 million for the three months ended June 30, 2016 primarily related to expenses of acquired companies that were not included in 2015 due to the date of acquisition; namely $1.1 million relating to Alpha Insurance and $0.7 million relating to the life settlements business.
Six Months Ended June 30: General and administrative expenses were $11.0 million and $7.1 million for the six months ended June 30, 2016 and 2015, respectively. The increase for the six months ended June 30, 2016 primarily related to the timing of acquisitions occurring in 2015 after June 30, 2015; namely $2.5 million relating to Alpha Insurance. In addition, the six months ended June 30, 2015 included the release of a previously accrued acquisition date liability of $1.8 million attributable to the finalization with the seller of the purchase price for the Pavonia business.

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
Invested assets, including cash and cash equivalents, were $8.6 billion and $8.8 billion as at June 30, 2016 and December 31, 2015, respectively. Invested assets were maintained at a consistent level reflecting cash used in operations offset by increased valuations and improved investment performance during the quarter.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$785,017	$—	$785,017	10.6%	$775,798	$—	$775,798	10.4%
Non-U.S. government	388,695	11,306	400,001	5.4%	415,995	28,791	444,786	6.0%
Corporate	2,649,892	149,080	2,798,972	37.8%	2,673,311	138,755	2,812,066	37.8%
Municipal	15,293	—	15,293	0.2%	28,174	—	28,174	0.4%
Residential mortgage-backed	474,405	1,039	475,444	6.4%	390,809	1,153	391,962	5.3%
Commercial mortgage-backed	238,498	42,554	281,052	3.8%	241,208	43,367	284,575	3.8%
Asset-backed	586,664	69,248	655,912	8.8%	577,280	65,804	643,084	8.7%
Total	5,138,464	273,227	5,411,691	73.0%	5,102,575	277,870	5,380,445	72.4%

Fixed maturity investments, held-to-maturity
U.S. government & agency	20,869	23	20,892	0.3%	19,288	33	19,321	0.3%
Non-U.S. government	34,426	—	34,426	0.5%	39,058	—	39,058	0.5%
Corporate	752,765	96	752,861	10.2%	710,546	146	710,692	9.6%
Total	808,060	119	808,179	11.0%	768,892	179	769,071	10.4%

Equities
U.S.			109,903	1.5%			108,793	1.5%
International			7,390	0.1%			7,148	0.1%
Total			117,293	1.6%			115,941	1.6%

Other investments
Private equity funds			229,756	3.1%			254,883	3.4%
Fixed income funds			248,815	3.4%			291,736	3.9%
Fixed income hedge funds			111,543	1.5%			109,400	1.5%
Equity funds			163,050	2.2%			147,390	2.0%
Multi-strategy hedge fund			98,416	1.3%			99,020	1.3%
Real estate debt fund			—	—%			54,829	0.7%
CLO equities			65,156	0.9%			61,702	0.8%
CLO equity funds			13,513	0.2%			13,928	0.2%
Call options on equities			4,850	0.1%			—	—%
Other			1,059	—%			1,144	—%
Total			936,158	12.7%			1,034,032	13.8%

Other investments
Life settlements			126,442	1.7%			130,268	1.8%

Total investments	$5,946,524	$273,346	$7,399,763	100.0%	$5,871,467	$278,049	$7,429,757	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.

(2)	Non-Investment Grade included non-rated securities with a fair value of $46.3 million and $44.1 million as at June 30, 2016 and December 31, 2015, respectively.
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

Composition of Invested Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at June 30, 2016 and December 31, 2015:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
June 30, 2016
Short-term investments, trading, at fair value	$118,839	$—	$3,907	$—	$122,746
Short-term investments, available-for-sale, at fair value	—	282	—	2,119	2,401
Fixed maturities, trading, at fair value	3,372,711	37,000	1,233,050	343,854	4,986,615
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	770,655	770,655
Fixed maturities, available-for-sale, at fair value	3,281	165,738	—	130,910	299,929
Equities, trading, at fair value	105,091	—	7,662	4,540	117,293
Other investments, at fair value	785,636	—	120,064	30,458	936,158
Other investments, at cost	—	—	—	129,636	129,636
Total investments	4,385,558	203,020	1,364,683	1,412,172	7,365,433
Cash and cash equivalents	895,779	73,937	208,354	69,069	1,247,139
Total invested assets	$5,281,337	$276,957	$1,573,037	$1,481,241	$8,612,572
Duration	1.79	1.24	2.12	6.56	2.56
Average Credit Rating	A+	AA-	AA-	A	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
December 31, 2015
Short-term investments, trading, at fair value	$72,163	$—	$12,941	$2,246	$87,350
Short-term investments, available-for-sale, at fair value	—	1,848	—	6,774	8,622
Fixed maturities, trading, at fair value	3,444,752	37,000	1,204,376	304,666	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	790,866	790,866
Fixed maturities, available-for-sale, at fair value	6,464	181,027	—	106,188	293,679
Equities, trading, at fair value	102,412	—	9,083	4,446	115,941
Other investments, at fair value	856,555	—	123,735	53,742	1,034,032
Other investments, at cost	—	—	—	133,071	133,071
Total investments	4,482,346	219,875	1,350,135	1,401,999	7,454,355
Cash and cash equivalents	1,007,889	52,735	199,597	73,043	1,333,264
Total invested assets	$5,490,235	$272,610	$1,549,732	$1,475,042	$8,787,619
Duration	1.69	1.80	2.09	5.95	2.39
Average Credit Rating	A+	AA-	AA-	A+	A+
Credit Quality and Maturity Profiles
As at June 30, 2016 and December 31, 2015, our investment portfolio had an average credit quality rating of A+. At June 30, 2016 and December 31, 2015, our fixed maturity investments rated lower than BBB- comprised 3.1% and 3.1% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at June 30, 2016 is included in "Note 3 - Investments - Credit Ratings" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities for our fixed maturity securities are included in "Note 3 - Investments" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Eurozone Exposure
As at June 30, 2016 and December 31, 2015 we owned $17.7 million and $17.3 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain. These investments are held by Alpha Insurance, which we acquired during 2015.
Investment Results - Consolidated
Note on comparability with prior period disclosures: In our consolidated statement of earnings we have added a new line captioned "other income," and for the three and six months ended June 30, 2015 we have reclassified $11.8 and $15.3 million, respectively, from net investment income to other income. These reclassifications were primarily related to income from recoveries on acquired insolvent debts and had no impact on net earnings. Comparability between periods is also impacted by our acquisitions and significant new business as described in Notes 3 and 4 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and "Note 2 - Significant New Business" of our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. In addition, we record interest on funds held, such as for the Allianz transaction, in net investment income. For the purposes of the below analysis of our annualized investment book yield and financial statement portfolio return, we have excluded interest on funds held because funds held is not included in our definition of invested assets.
The following table summarizes our investment results for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Net investment income	$54,223	$34,655	$19,568	$114,286	$65,072	$49,214
Interest on funds held	(7,633)	184	(7,817)	(15,237)	10	(15,247)
Net investment income (excluding funds held)	46,590	34,839	11,751	99,049	65,082	33,967
Net realized and unrealized gains (losses)	37,987	(11,249)	49,236	75,951	31,771	44,180

Annualized Investment Book Yield
Annualized net investment income (excluding funds held)	186,360	139,356	47,004	198,098	130,164	67,934
Average aggregate invested assets, at cost(1)	8,681,398	8,819,707	(138,309)	8,747,768	8,315,162	432,606
Annualized investment book yield	2.15%	1.58%	0.57%	2.26%	1.57%	0.69%

Financial Statement Portfolio Return
Total financial statement return(2)	84,577	23,590	60,987	175,000	96,853	78,147
Average aggregate invested assets, at fair value(1)	8,697,787	8,798,382	(100,595)	8,726,717	8,317,505	409,212
Financial statement portfolio return	0.97%	0.27%	0.70%	2.01%	1.16%	0.85%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income (excluding interest on funds held) and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Three Months Ended June 30: Net investment income, excluding the increase in interest on funds held of $7.8 million, increased by $11.8 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to an increase of 57 basis points in the book yield we obtained on our assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
The increase of $49.2 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $35.8 million in 2016 compared to net unrealized losses of $18.3 million in 2015, offset by a decrease in net realized gains of $4.9 million. The increase in net unrealized gains in the three months ended June 30, 2016 was due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the three months ended June 30, 2016.

Six Months Ended June 30: Net investment income, excluding the increase in interest on funds held of $15.2 million, increased by $34.0 million during the six months ended June 30, 2016 due to an increase of $432.6 million in our average invested assets and an increase of 69 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. This included an increase of $8.0 million in income on life settlements during the six months ended June 30, 2016 compared to 2015.
The increase of $44.2 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $75.2 million in 2016 compared to net unrealized gains of $12.0 million in 2015, offset by a decrease in net realized gains of $19.0 million. The increase in net unrealized gains in the six months ended June 30, 2016 was due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the six months ended June 30, 2016. The realized gains in 2015 related to sales of equity securities.
Investment Results - By Segment
The following tables summarize our investment results by segment for the three and six months ended June 30, 2016, and 2015. These tables have been prepared on a basis consistent with the consolidated table above.
Non-life Run-off

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$37,581	$18,569	$19,012	$73,811	$37,433	$36,378
Interest on funds held	(7,633)	184	(7,817)	(15,237)	10	(15,247)
Net investment income (excluding funds held)	29,948	18,753	11,195	58,574	37,443	21,131
Net realized and unrealized gains (losses)	26,161	(4,308)	30,469	49,551	30,352	19,199

Annualized Investment Book Yield
Annualized net investment income (excluding funds held)	119,792	75,012	44,780	117,148	74,886	42,262
Average aggregate invested assets, at cost	5,339,460	5,718,040	(378,580)	5,406,405	5,226,082	180,323
Annualized investment book yield	2.24%	1.31%	0.93%	2.17%	1.43%	0.74%

Financial Statement Portfolio Return
Total financial statement return	56,109	14,445	41,664	108,125	67,795	40,330
Average aggregate invested assets, at fair value	5,342,906	5,705,579	(362,673)	5,395,129	5,188,212	206,917
Financial statement portfolio return	1.05%	0.25%	0.80%	2.00%	1.31%	0.69%
Three Months Ended June 30: Net investment income, excluding the increase in interest on funds held of $7.8 million, increased by $11.2 million during the three months ended June 30, 2016 due to an increase of 93 basis points in the book yield we obtained on our assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
The increase of $30.5 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $23.8 million in 2016 compared to net unrealized losses of $12.4 million in 2015, offset by a decrease in net realized gains of $5.7 million. The increase in net unrealized gains in the three months ended June 30, 2016 was due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the three months ended June 30, 2016.
Six Months Ended June 30: Net investment income, excluding the increase in interest on funds held of $15.2 million, increased by $21.1 million during the six months ended June 30, 2016 due to an increase of $180.3 million in our average invested assets and an increase of 74 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.

The increase of $19.2 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $49.0 million in 2016 compared to net unrealized gains of $11.3 million in 2015, offset by a decrease in net realized gains of $18.5 million. The increase in net unrealized gains in the six months ended June 30, 2016 was due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the six months ended June 30, 2016. The realized gains in 2015 related to sales of equity securities.
Atrium

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$635	$523	$112	$1,189	1,030	$159
Net realized and unrealized gains (losses)	68	38	30	108	129	(21)

Annualized Investment Book Yield
Annualized net investment income	2,540	2,092	448	2,378	2,060	318
Average aggregate invested assets, at cost	291,811	309,995	(18,184)	291,801	317,508	(25,707)
Annualized investment book yield	0.87%	0.67%	0.20%	0.81%	0.65%	0.16%

Financial Statement Portfolio Return
Total financial statement return	703	561	142	1,297	1,159	138
Average aggregate invested assets, at fair value	288,992	303,621	(14,629)	287,906	297,775	(9,869)
Financial statement portfolio return	0.24%	0.18%	0.06%	0.45%	0.39%	0.06%
Three and Six Months Ended June 30: There was no significant change to Atrium's investment results for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. Despite average invested assets being lower than last year, the same investment results were achieved through improved book yield due to our asset allocation.
StarStone

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$5,753	$4,058	$1,695	$11,033	$6,189	$4,844
Net realized and unrealized gains (losses)	8,021	(3,355)	11,376	22,370	1,347	21,023

Annualized Investment Book Yield
Annualized net investment income	23,012	16,232	6,780	22,066	12,378	9,688
Average aggregate invested assets, at cost	1,574,362	1,464,375	109,987	1,572,657	1,464,174	108,483
Annualized investment book yield	1.46%	1.11%	0.35%	1.40%	0.85%	0.55%

Financial Statement Portfolio Return
Total financial statement return	13,774	703	13,071	33,403	7,536	25,867
Average aggregate invested assets, at fair value	1,563,526	1,463,309	100,217	1,557,699	1,502,861	54,838
Financial statement portfolio return	0.88%	0.05%	0.83%	2.14%	0.50%	1.64%
Three Months Ended June 30: Net investment income increased by $1.7 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to an increase of $110.0 million in our average invested assets and an increase of 35 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to our asset allocation.

Net realized and unrealized gains (losses) increased by $11.4 million during the three months ended June 30, 2016, primarily due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the three months ended June 30, 2016.
Six Months Ended June 30: Net investment income increased by $4.8 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase of $108.5 million in our average invested assets and an increase of 55 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to our asset allocation.
Net realized and unrealized gains (losses) increased by $21.0 million during the six months ended June 30, 2016, primarily due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the six months ended June 30, 2016.
Life and Annuities

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$11,113	$11,577	$(464)	$29,534	$20,652	$8,882
Net realized and unrealized gains (losses)	3,737	(3,624)	7,361	3,922	(57)	3,979

Annualized Investment Book Yield
Annualized net investment income	44,452	46,308	(1,856)	59,068	41,304	17,764
Average aggregate invested assets, at cost	1,475,765	1,327,297	148,468	1,476,905	1,307,398	169,507
Annualized investment book yield	3.01%	3.49%	(0.48)%	4.00%	3.16%	0.84%

Financial Statement Portfolio Return
Total financial statement return	14,850	7,953	6,897	33,456	20,595	12,861
Average aggregate invested assets, at fair value	1,502,363	1,325,873	176,490	1,485,983	1,328,657	157,326
Financial statement portfolio return	0.99%	0.60%	0.39%	2.25%	1.55%	0.70%
Three Months Ended June 30: Net investment income decreased by $0.5 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, primarily due to a decrease in income from life settlements of $0.9 million.
Net realized and unrealized gains (losses) increased by $7.4 million during the three months ended June 30, 2016, primarily due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the three months ended June 30, 2016 compared with 2015.
Six Months Ended June 30: Net investment income increased by $8.9 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, primarily due to an increase in income from life settlements of $8.0 million and an increase of $169.5 million in our average invested assets, partially offset by a decrease in book yield. Excluding the income from life settlements, annualized investment book yield for the six months ended June 30, 2015 was 2.65%, a decrease of 51 basis points from the comparable amount for the six months ended June 30, 2015. In addition, net realized and unrealized gains (losses) increased by $4.0 million.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at June 30, 2016 included shareholders' equity of $2.6 billion, redeemable noncontrolling interest of $0.4 billion classified as temporary equity, and loans payable of $0.6 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
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
Cash and Cash Equivalents
As at June 30, 2016 and December 31, 2015, we had total cash and cash equivalents, and restricted cash and cash equivalents of approximately $1.2 billion and $1.3 billion, respectively. We expect our cash flows, together with our existing capital base and cash and investments acquired on the purchase of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. For a description of our sources and uses of cash in our holding company and operating companies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2015. Our cash and cash equivalents are comprised mainly of cash, high graded fixed deposits, commercial paper with maturities of less than three months and money market funds.
As of June 30, 2016, we had $800.8 million million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $525.5 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of June 30, 2016 for any material withholding taxes on dividends or other distributions, as described in "Note 16 - Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
Cash provided by (used in):	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Operating activities	$(216,332)	$(478,045)	$261,713
Investing activities	181,324	260,153	(78,829)
Financing activities	13,548	337,675	(324,127)
Effect of exchange rate changes on cash	381	(6,226)	6,607
Net increase (decrease) in cash and cash equivalents	(21,079)	113,557	(134,636)
Cash and cash equivalents, beginning of period	821,925	963,402	(141,477)
Cash and cash equivalents, end of period	$800,846	$1,076,959	$(276,113)
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited)."

2016 versus 2015: Cash from operating activities included net sales (purchases) of trading securities of $51.5 million and ($630.1) million for the six months ended June 30, 2016 and 2015, respectively. Excluding the activity on trading securities, cash (used in) provided by operating activities was ($267.8) million and $152.1 million for the six months ended June 30, 2016 and 2015, respectively. Cash used in operating activities is largely a result of the timing of loss payments across all of our segments. In addition, our StarStone segment had improved results and operating cash flows in the six months ended June 30, 2016 as compared with 2015, which partially offset the decrease in cash from operating activities, excluding trading securities activity.
Cash provided by investing activities for the six months ended June 30, 2016 primarily related to the cash inflow from redemptions of other investments of $125.1 million and a change in restricted cash contributing $65.1 million. The net cash inflow from investing activities was utilized in operating activities during the period. Cash provided by investing activities for the six months ended June 30, 2015 primarily related to a change in restricted cash of $242.4 million for the transaction with Voya, described in "Note 4 - Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.
Cash provided by financing activities for the six months ended June 30, 2016 was not significantly changed, as net drawdowns of $44.1 million under the Enstar Group Limited ("EGL") Revolving Credit Facility were substantially offset by repayments of $30.5 million related to the Sussex term loan (the "Sussex Facility"). During the six months ended June 30, 2015, we fully drew down $109.0 million on the Sussex Facility to fund 50% of the consideration payable for the acquisition of Sussex, and repaid $5.0 million of the outstanding principal on the Sussex Facility. In the same period there were also net drawdowns under the EGL Revolving Credit Facility of $224.7 million primarily related to our acquisition of certain subsidiaries from Wilton Re Limited and to fund trusts for the Voya transaction. These transactions are described in "Note 3 - Acquisitions" and "Note 4 - Significant New Business", respectively, in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.
Investments
As at June 30, 2016 and December 31, 2015, we had total investments of approximately $7.4 billion and $7.5 billion, respectively.
For information regarding our investments, refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at June 30, 2016 and December 31, 2015, we had reinsurance balances recoverable of approximately $1.3 billion and $1.5 billion, respectively.
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
Funds Held by Reinsured Companies
As at June 30, 2016 and December 31, 2015, we had funds held by ceding companies of approximately $1.2 billion and $0.1 billion, respectively. The increase was due to the completion on March 31, 2016 of our transaction with Allianz to reinsure portfolios of Allianz's run-off business. In accordance with this transaction, which had an effective date of January 1, 2016, there are $1.1 billion of funds held by Allianz and we are receiving a fixed rate of investment income in accordance with the contract. For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held by Reinsured Companies" of this Quarterly Report on Form 10-Q.

Loan Facilities
We utilize loan facilities primarily for acquisitions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 11 - Loans Payable" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Under our facilities, loans payable as of June 30, 2016 and December 31, 2015 were $614.0 million and $600.3 million, respectively.
Our main facility is the EGL Revolving Credit Facility, originated on September 16, 2014 for a five-year term, and amended on February 27, 2015, February 15, 2016 and most recently on August 5, 2016. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million, and as of August 5, 2016 we have an option to obtain additional commitments of up to $166.25 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus an applicable margin. As at June 30, 2016, $115.2 million of the $665.0 million total capacity was available for use under the EGL Revolving Credit Facility. During the six months ended June 30, 2016 we borrowed Euros to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros.
We also have the Sussex Facility, a four-year term loan, that was originated on December 24, 2014 with two financial institutions. We repaid $30.5 million under this facility during the six months ended June 30, 2016. As at June 30, 2016 the outstanding principal under this facility was $63.5 million.
Contractual Obligations
The following table summarizes, as of June 30, 2016, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 79 of our Annual Report on Form 10-K for the year ended December 31, 2015. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$6,571.3	$1,324.5	$1,999.1	$931.6	$2,316.1
Policy benefits for life and annuity contracts (2)	2,139.0	74.5	149.8	142.2	1,772.5
Operating lease obligations	44.9	10.3	18.0	9.1	7.5
Investing Activities
Investment commitments	138.4	55.6	57.8	25.0	—
Financing Activities
Loan repayments (including estimated interest payments)	673.7	15.0	658.7	—	—
Total	$9,567.3	$1,479.9	$2,883.4	$1,107.9	$4,096.1

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of June 30, 2016 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of June 30, 2016 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at June 30, 2016 of $1,286.3 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 18 - Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At June 30, 2016, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
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
The factors listed above should be not construed as exhaustive and should be read in conjunction with the other cautionary statements and Risk Factors that are included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015. We undertake no obligation to publicly update or review any forward looking statement, whether to reflect any change in our expectations with regard thereto, or as a result of new information, future developments or otherwise, except as required by law.

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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at June 30, 2016 and December 31, 2015:

	Interest Rate Shift in Basis Points
As at June 30, 2016	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,584	$5,521	$5,412	$5,364	$5,295
Market Value Change from Base	3.2%	2.0%	—	(0.9)%	(2.2)%
Change in Unrealized Value	$172	$109	$—	$(48)	$(117)

As at December 31, 2015	-100	-50	—	+50	+100
Total Market Value	$5,544	$5,478	$5,381	$5,351	$5,292
Market Value Change from Base	3.0%	1.8%	—	(0.6)%	(1.7)%
Change in Unrealized Value	$163	$97	$—	$(30)	$(89)
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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration. A table of credit ratings for our fixed maturity and short-term investments is in "Note 3 - Investments" in the notes to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q. As at June 30, 2016, approximately 46.5% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2015: 47.0%) with 4.4% rated lower than BBB- (December 31, 2015: 3.1%). The portfolio as a whole had an average credit quality rating of A+ as at June 30, 2016 (December 31, 2015: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
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
Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at June 30, 2016 was approximately $285.2 million (December 31, 2015: $263.3 million). At June 30, 2016, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $28.5 million (December 31, 2015: $26.3 million), on a pre-tax basis.
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
Through our subsidiaries located in various foreign countries, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. As the functional currency for the majority of our subsidiaries is the U.S. dollar, fluctuations in foreign currency exchange rates related to these subsidiaries will have a direct impact on the valuation of our assets and liabilities denominated in local currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar denominated investments classified as available-for-sale, are recognized in foreign exchange gains (losses) in our consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar denominated investments classified as available-for-sale are recorded in unrealized gains (losses) on investments, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended June 30, 2016, we borrowed Euros under the EGL Revolving Credit Facility to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. Subsequent to June 30, 2016, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. The loan and the forward contracts are discussed in "Note 11 - Loans Payable" and "Note 5 - Derivative Instruments", respectively, in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly

Report. We utilize hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account.
Our total net foreign currency exposure as of June 30, 2016 and December 31, 2015 was $178.1 million and $291.8 million, respectively. The impact of a 10% movement in the U.S. dollar would result in a change in value of $17.8 million and $29.2 million, respectively, portions of which would be reflected in earnings, the currency translation adjustment component of shareholder’s equity or redeemable noncontrolling interest. Our net foreign currency exposure included $64.9 million and $99.4 million, respectively, related to our subsidiaries whose functional currency is U.S. dollars.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 18 - "Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Risk Factors” included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors identified therein have not materially changed, except as set forth below.
The United Kingdom’s referendum vote to leave the European Union could adversely affect our business.
In an advisory referendum held on June 23, 2016, the United Kingdom (U.K.) voted to leave the European Union (E.U.) (commonly referred to as “Brexit”). The timing and nature of the U.K.’s withdrawal from the E.U. is yet to be determined, and the form of the U.K.’s future relationship with the E.U. may not be clear for some time.
We have significant operations and employees in the United Kingdom, including our Lloyd’s businesses. Brexit’s impact on our U.K. businesses will depend on the U.K. and Lloyd’s abilities to retain access to the E.U. markets, and our U.K. businesses could be adversely affected if adequate access to these markets is not obtained. Brexit may also lead to legal uncertainty and differences in national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and these issues could impact our structure and operations.
The Brexit vote had an immediate adverse effect on global financial and foreign exchange markets, and instability and uncertainty in the European economy and in global financial markets may continue for some time. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, and financial condition.

ITEM 6. EXHIBITS
The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2016.

ENSTAR GROUP LIMITED

By:	/S/ MARK SMITH
Mark Smith Chief Financial Officer, Authorized Signatory and Principal Financial Officer

By:	/S/ GUY BOWKER
Guy Bowker Chief Accounting Officer and Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
3.1	Memorandum of Association of Enstar Group Limited (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K/A filed on May 2, 2011).
3.2	Fourth Amended and Restated Bye-Laws of Enstar Group Limited (incorporated by reference to Exhibit 3.2(b) of the Company’s Form 10-Q filed on August 11, 2014).
3.3	Certificate of Designations of Series C Participating Non-Voting Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 17, 2016).
10.1+*	Form of Restricted Stock Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan.
10.2+*	Form of Stock Appreciation Right Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan.
10.3+	Enstar Group Limited 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 17, 2016).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement