Form 10-Q
period 2016-09-30
Enstar Group LTD
filed 2016-11-08
CIK 1363829

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 8, 2016, the registrant had outstanding 16,227,500 voting ordinary shares and 3,130,408 non-voting convertible ordinary shares, each par value $1.00 per share.

Enstar Group Limited
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015

	September 30, 2016	December 31, 2015
	(expressed in thousands of U.S. dollars, except share data)
ASSETS
Short-term investments, trading, at fair value	$119,680	$87,350
Short-term investments, available-for-sale, at fair value (amortized cost: 2016 — $793; 2015 — $8,630)	792	8,622
Fixed maturities, trading, at fair value	5,036,054	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	762,602	790,866
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016 — $295,197; 2015 — $300,160)	299,324	293,679
Equities, trading, at fair value	120,350	115,941
Other investments, at fair value	985,696	1,034,032
Other investments, at cost	129,431	133,071
Total investments	7,453,929	7,454,355
Cash and cash equivalents	769,039	821,925
Restricted cash and cash equivalents	517,870	511,339
Premiums receivable	404,109	381,412
Deferred tax assets	112,983	121,035
Prepaid reinsurance premiums	129,921	121,427
Reinsurance balances recoverable	1,278,988	1,474,004
Funds held by reinsured companies	1,140,695	109,358
Deferred acquisition costs	103,064	89,123
Goodwill and intangible assets	186,343	191,304
Other assets	373,979	556,850
TOTAL ASSETS	$12,470,920	$11,832,132

LIABILITIES
Losses and loss adjustment expenses	$6,145,569	$5,720,149
Policy benefits for life and annuity contracts	1,280,008	1,304,697
Unearned premiums	549,552	542,771
Insurance and reinsurance balances payable	271,840	274,598
Deferred tax liabilities	93,936	92,588
Loans payable	570,618	600,250
Other liabilities	322,921	358,633
TOTAL LIABILITIES	9,234,444	8,893,686

COMMITMENTS AND CONTINGENCIES

REDEEMABLE NONCONTROLLING INTEREST	455,545	417,663

SHAREHOLDERS’ EQUITY
Share capital authorized, issued and fully paid, par value $1 each (authorized 2016 and 2015: 156,000,000):
Ordinary shares (issued and outstanding 2016: 16,171,378; 2015: 16,133,334)	16,171	16,133
Non-voting convertible ordinary shares:
Series A (issued 2016: nil; 2015: 2,972,892)	—	2,973
Series C (issued and outstanding 2016: 2,725,637; 2015: 2,725,637)	2,726	2,726
Series E (issued and outstanding 2016: 404,771; 2015: 404,771)	405	405
Series C Preferred Shares (issued and outstanding 2016: 388,571; 2015: nil)	389	—
Treasury shares at cost (Preferred shares 2016: 388,571; Series A non-voting convertible ordinary shares 2015: 2,972,892)	(421,559)	(421,559)
Additional paid-in capital	1,379,389	1,373,044
Accumulated other comprehensive loss	(17,333)	(35,162)
Retained earnings	1,817,266	1,578,312
Total Enstar Group Limited Shareholders’ Equity	2,777,454	2,516,872
Noncontrolling interest	3,477	3,911
TOTAL SHAREHOLDERS’ EQUITY	2,780,931	2,520,783
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY	$12,470,920	$11,832,132
See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(expressed in thousands of U.S. dollars, except share and per share data)
INCOME
Net premiums earned	$223,395	$231,051	$659,732	$641,980
Fees and commission income	6,995	8,977	19,585	29,588
Net investment income	57,546	40,796	171,832	105,867
Net realized and unrealized gains (losses)	70,422	(15,130)	146,373	16,641
Other income	610	2,373	7,071	17,688
	358,968	268,067	1,004,593	811,764
EXPENSES
Net incurred losses and loss adjustment expenses	(6,902)	32,359	172,778	168,395
Life and annuity policy benefits	21,753	22,989	62,511	73,926
Acquisition costs	52,544	49,806	146,298	121,450
General and administrative expenses	104,991	100,335	305,315	290,896
Interest expense	5,027	5,156	15,852	14,035
Net foreign exchange losses (gains)	2,320	(841)	2,236	(3,460)
	179,733	209,804	704,990	665,242
EARNINGS BEFORE INCOME TAXES	179,235	58,263	299,603	146,522
INCOME TAXES	(8,858)	(12,262)	(24,840)	(28,822)
NET EARNINGS	170,377	46,001	274,763	117,700
Less: Net losses (earnings) attributable to noncontrolling interest	(14,329)	3,041	(32,601)	(9,266)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$156,048	$49,042	$242,162	$108,434
EARNINGS PER SHARE — BASIC
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$8.09	$2.55	$12.55	$5.63
EARNINGS PER SHARE — DILUTED
Net earnings per ordinary share attributable to Enstar Group Limited shareholders	$8.02	$2.53	$12.46	$5.59
Weighted-average ordinary shares outstanding — basic	19,299,038	19,256,184	19,292,450	19,248,737
Weighted-average ordinary shares outstanding — diluted	19,449,430	19,408,627	19,432,658	19,387,285

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(expressed in thousands of U.S. dollars)
NET EARNINGS	$170,377	$46,001	$274,763	$117,700
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on fixed income investments arising during the period	1,668	(2,002)	10,762	(4,196)
Reclassification adjustment for net realized losses (gains) included in net earnings	(282)	(27)	(147)	(171)
Unrealized gains (losses) arising during the period, net of reclassification adjustment	1,386	(2,029)	10,615	(4,367)
Currency translation adjustment	2,803	(11,290)	8,856	(23,877)
Total other comprehensive income (loss)	4,189	(13,319)	19,471	(28,244)
Comprehensive income	174,566	32,682	294,234	89,456
Less comprehensive loss (income) attributable to noncontrolling interest	(14,321)	2,326	(34,240)	(3,843)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$160,245	$35,008	$259,994	$85,613

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
	(expressed in thousands of U.S. dollars)
Share Capital — Ordinary Shares
Balance, beginning of period	$16,133	$15,761
Issue of shares	38	58
Conversion of Series E Non-Voting Convertible Ordinary Shares	—	309
Balance, end of period	$16,171	$16,128
Share Capital — Series A Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$2,973	$2,973
Shares converted to Series C Convertible Participating Non-Voting Perpetual Preferred Stock	(2,973)	—
Balance, end of period	$—	$2,973
Share Capital — Series C Non-Voting Convertible Ordinary Shares
Balance, beginning and end of period	$2,726	$2,726
Share Capital — Series E Non-Voting Convertible Ordinary Shares
Balance, beginning of period	$405	$714
Conversion to Ordinary Shares	—	(309)
Balance, end of period	$405	$405
Share Capital — Series C Convertible Participating Non-Voting Perpetual Preferred Stock
Balance, beginning of period	$—	$—
Conversion of Series A Non-Voting Convertible Ordinary Stock	389	—
Balance, end of period	$389	$—
Treasury Shares
Balance, beginning and end of period	$(421,559)	$(421,559)
Additional Paid-in Capital
Balance, beginning of period	$1,373,044	$1,321,715
Issue of shares and warrants	1,023	1,352
Conversion of Series A Non-Voting Convertible Ordinary Stock	2,584	—
Amortization of equity incentive plan	2,738	4,504
Equity attributable to Enstar Group Limited on acquisition of noncontrolling shareholders’ interest in subsidiaries	—	41,697
Balance, end of period	$1,379,389	$1,369,268
Accumulated Other Comprehensive Income (Loss)
Balance, beginning of period	$(35,162)	$(12,686)
Currency translation adjustment
Balance, beginning of period	(23,790)	(2,779)
Change in currency translation adjustment	8,852	(22,501)
Purchase of noncontrolling shareholder's interest in subsidiaries	—	2,937
Balance, end of period	(14,938)	(22,343)
Defined benefit pension liability
Balance, beginning and end of period	(7,723)	(7,726)
Unrealized gains (losses) on investments
Balance, beginning of period	(3,649)	(2,181)
Change in unrealized gains (losses) on investments	8,977	(3,569)
Purchase of noncontrolling shareholders’ interest in subsidiaries	—	312
Balance, end of period	5,328	(5,438)
Balance, end of period	$(17,333)	$(35,507)
Retained Earnings
Balance, beginning of period	$1,578,312	$1,395,206
Net earnings attributable to Enstar Group Limited	242,162	108,434
Accretion of redeemable noncontrolling interests to redemption value	(3,208)	—
Balance, end of period	$1,817,266	$1,503,640
Noncontrolling Interest (excludes Redeemable Noncontrolling Interest)
Balance, beginning of period	$3,911	$217,970
Sale of noncontrolling shareholders' interest in subsidiaries	—	(195,347)
Dividends paid	—	(733)

Contribution of capital	—	680
Net earnings (losses) attributable to noncontrolling interest	(434)	(308)
Foreign currency translation adjustments	—	(1,558)
Net movement in unrealized holding losses on investments	—	(135)
Balance, end of period	$3,477	$20,569

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
	(expressed in thousands of U.S. dollars)
OPERATING ACTIVITIES:
Net earnings	$274,763	$117,700
Adjustments to reconcile net earnings to cash flows used in operating activities:
Net realized gains on sale of investments	(6,017)	(18,561)
Net unrealized (gains) losses on investments	(140,356)	1,920
Other non-cash items	5,207	4,129
Depreciation and other amortization	35,449	42,659
Net change in trading securities held on behalf of policyholders	(1,276)	(8,452)
Sales and maturities of trading securities	2,298,560	2,690,081
Purchases of trading securities	(2,271,927)	(3,189,379)
Changes in:
Reinsurance balances recoverable	199,354	251,660
Funds held by reinsured companies	50,187	25,020
Losses and loss adjustment expenses	(779,291)	(307,872)
Policy benefits for life and annuity contracts	(28,856)	(23,843)
Insurance and reinsurance balances payable	(4,965)	60,518
Unearned premiums	6,782	(13,396)
Other operating assets and liabilities	124,217	(169,635)
Net cash flows used in operating activities	(238,169)	(537,451)
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	$9,924	$56,369
Sales and maturities of available-for-sale securities	64,865	113,128
Purchase of available-for-sale securities	(52,865)	(65,036)
Maturities of held-to-maturity securities	20,844	6,520
Movement in restricted cash and cash equivalents	94,940	370,434
Purchase of other investments	(69,297)	(189,164)
Redemption of other investments	155,420	62,732
Other investing activities	(2,693)	(2,949)
Net cash flows provided by investing activities	221,138	352,034
FINANCING ACTIVITIES:
Contribution by noncontrolling interest	$—	$680
Contribution by redeemable noncontrolling interest	—	15,728
Dividends paid to redeemable noncontrolling interest	—	(16,128)
Dividends paid to noncontrolling interest	—	(733)
Purchase of noncontrolling interest	—	(150,400)
Receipt of loans	154,048	537,700
Repayment of loans	(186,250)	(128,500)
Net cash flows provided by (used in) financing activities	(32,202)	258,347
EFFECT OF EXCHANGE RATE CHANGES ON FOREIGN CURRENCY CASH AND CASH EQUIVALENTS	(3,653)	(10,280)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,886)	62,650
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	821,925	963,402
CASH AND CASH EQUIVALENTS, END OF PERIOD	$769,039	$1,026,052

Supplemental Cash Flow Information:
Income taxes paid, net of refunds	$17,518	$25,119
Interest paid	$14,335	$13,455

See accompanying notes to the unaudited condensed consolidated financial statements

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016 and December 31, 2015

(Tabular information expressed in thousands of U.S. dollars except share and per share data)

1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Preparation and Consolidation
These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments consisting of normal recurring items considered necessary for a fair presentation under U.S. GAAP. The results of operations for any interim period are not necessarily indicative of results of the full year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Inter-company accounts and transactions have been eliminated. Results of operations for subsidiaries acquired are included from the dates on which we acquired them. In these notes, the terms "we," "us," "our," or "the Company" refer to Enstar Group Limited and its consolidated subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on net earnings.
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
New Accounting Standards Adopted in 2016
Accounting Standards Update ("ASU") 2016-17, Consolidation - Interests Held through Related Parties that are under Common Control
In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-17, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
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
ASU 2015-02, Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, which requires entities to evaluate whether they should consolidate certain legal entities. The new consolidation guidance changes the way entities evaluate whether (1) they should consolidate limited partnerships and similar entities; (2) fees paid to a decision maker or service provider are variable interests in a VIE, and (3) variable interests in a VIE held by related parties of a registrant require the registrant to consolidate the VIE. The new guidance also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The ASU also significantly changes how to evaluate voting rights for entities that are not similar to limited partnerships when determining whether the entity is a VIE, which may affect entities for which decision making rights are conveyed through a contractual arrangement. The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, which requires immediate recognition of the tax consequences of many intercompany asset transfers other than inventory. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The guidance must be applied retrospectively and we are currently evaluating the impact of its adoption on our consolidated financial statements.
ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, which amends the guidance on the classification of certain cash receipts and payments in the statement of cash flows. The ASU is effective for interim and annual reporting periods beginning after December 15, 2017, however early adoption is permitted. The guidance must be applied retrospectively and we are currently evaluating the impact of its adoption on our consolidated financial statements.
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
2. SIGNIFICANT NEW BUSINESS
2016
Coca-Cola
On August 5, 2016, we entered into a reinsurance transaction with The Coca-Cola Company and its subsidiaries (“Coca-Cola”) pursuant to which we reinsured certain of Coca-Cola’s retention and deductible risks under its subsidiaries’ U.S. workers’ compensation, auto liability, general liability, and product liability insurance coverage. We assumed total gross reserves of $108.8 million, received total assets of $101.3 million and recorded a deferred charge of $7.5 million, included in other assets. We have transferred approximately $108.8 million into a trust to support our obligations under the reinsurance agreements. We provided a limited parental guarantee, subject to an overall maximum of approximately $27.0 million.
Allianz
On March 31, 2016, we completed our previously announced transaction with Allianz SE ("Allianz") to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement effective January 1, 2016, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tort business originally held by Fireman's Fund Insurance Company, and assumed net reinsurance reserves of approximately $1.1 billion. Affiliates of Allianz retained approximately $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement, and we transferred approximately $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We earned interest on the funds withheld based upon an initial fixed interest rate for the nine months ended September 30, 2016 and thereafter we will receive a return based upon an underlying portfolio of investments. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee is calculated in accordance with contractually defined terms and is capped at $270.0 million.
In addition to the reinsurance transaction described above, we have entered into a claims consulting agreement with San Francisco Reinsurance Company, an affiliate of Allianz, with respect to the entire $2.2 billion portfolio, including the 50% share retained by affiliates of Allianz.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. INVESTMENTS
We hold: (i) trading portfolios of fixed maturity investments, short-term investments and equities, carried at fair value; (ii) a held-to-maturity portfolio of fixed maturity investments carried at amortized cost; (iii) available-for-sale portfolios of fixed maturity and short-term investments carried at fair value; and (iv) other investments carried at either fair value or cost.
Trading
The fair values of our fixed maturity investments, short-term investments and equities classified as trading were as follows:

	September 30, 2016	December 31, 2015
U.S. government and agency	$819,021	$750,957
Non-U.S. government	310,866	359,002
Corporate	2,606,905	2,631,682
Municipal	12,088	22,247
Residential mortgage-backed	472,228	391,247
Commercial mortgage-backed	284,147	284,575
Asset-backed	650,479	638,434
Total fixed maturity and short-term investments	5,155,734	5,078,144
Equities — U.S.	112,699	108,793
Equities — International	7,651	7,148
	$5,276,084	$5,194,085
Included within residential and commercial mortgage-backed securities as at September 30, 2016 were securities issued by U.S. governmental agencies with a fair value of $445.1 million (as at December 31, 2015: $359.4 million). Included within corporate securities as at September 30, 2016 were senior secured loans of $89.3 million (as at December 31, 2015: $94.4 million).
The contractual maturities of our fixed maturity and short-term investments classified as trading are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$661,976	$655,422	12.7%
More than one year through two years	958,009	955,940	18.5%
More than two years through five years	1,384,585	1,397,884	27.1%
More than five years through ten years	544,337	554,881	10.8%
More than ten years	172,642	184,753	3.6%
Residential mortgage-backed	471,639	472,228	9.2%
Commercial mortgage-backed	283,510	284,147	5.5%
Asset-backed	651,418	650,479	12.6%
	$5,128,116	$5,155,734	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Held-to-maturity
We hold a portfolio of held-to-maturity securities to support our annuity business. The amortized cost and fair values of our fixed maturity investments classified as held-to-maturity were as follows:

As at September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,793	$1,237	$(73)	$20,957
Non-U.S. government	27,554	695	—	28,249
Corporate	715,255	39,617	(1,082)	753,790
	$762,602	$41,549	$(1,155)	$802,996

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$19,771	$8	$(458)	$19,321
Non-U.S. government	40,503	48	(1,493)	39,058
Corporate	730,592	3,398	(23,298)	710,692
	$790,866	$3,454	$(25,249)	$769,071
The contractual maturities of our fixed maturity investments classified as held-to-maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$11,979	$11,990	1.5%
More than one year through two years	31,613	31,747	4.0%
More than two years through five years	59,104	60,872	7.6%
More than five years through ten years	126,485	131,281	16.3%
More than ten years	533,421	567,106	70.6%
	$762,602	$802,996	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Available-for-sale
The amortized cost and fair values of our fixed maturity and short-term investments classified as available-for-sale were as follows:

As at September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$12,786	$95	$—	$12,881
Non-U.S. government	93,077	3,078	(2,297)	93,858
Corporate	178,441	4,758	(1,656)	181,543
Municipal	6,607	83	(1)	6,689
Residential mortgage-backed	536	51	—	587
Asset-backed	4,543	15	—	4,558
	$295,990	$8,080	$(3,954)	$300,116

As at December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses Non-OTTI	Fair Value
U.S. government and agency	$25,102	$80	$(341)	$24,841
Non-U.S. government	89,631	42	(3,889)	$85,784
Corporate	182,773	1,040	(3,429)	$180,384
Municipal	5,959	4	(36)	$5,927
Residential mortgage-backed	665	51	(1)	$715
Asset-backed	4,660	—	(10)	$4,650
	$308,790	$1,217	$(7,706)	$302,301
 The contractual maturities of our fixed maturity and short-term investments classified as available-for-sale are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at September 30, 2016	Amortized Cost	Fair Value	% of Total Fair Value
One year or less	$45,038	$43,865	14.6%
More than one year through two years	71,583	70,910	23.6%
More than two years through five years	84,842	84,226	28.1%
More than five years through ten years	41,579	43,986	14.7%
More than ten years	47,869	51,984	17.3%
Residential mortgage-backed	536	587	0.2%
Asset-backed	4,543	4,558	1.5%
	$295,990	$300,116	100.0%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross Unrealized Losses
The following tables summarize our fixed maturity and short-term investments in a gross unrealized loss position:

	12 Months or Greater		Less Than 12 Months		Total
As at September 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
Non-U.S. government	$8,861	$(1,679)	$18,835	$(618)	$27,696	$(2,297)
Corporate	9,718	(1,479)	28,066	(177)	37,784	(1,656)
Municipal	—	—	696	(1)	696	(1)
Total	$18,579	$(3,158)	$47,597	$(796)	$66,176	$(3,954)
Fixed maturity investments, at amortized cost
U.S. government and agency	$—	$—	$5,437	$(73)	$5,437	$(73)
Corporate	13,751	(809)	21,770	(273)	35,521	(1,082)
Total	13,751	(809)	27,207	(346)	40,958	(1,155)
Total fixed maturity and short-term investments	$32,330	$(3,967)	$74,804	$(1,142)	$107,134	$(5,109)

	12 Months or Greater		Less Than 12 Months		Total
As at December 31, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$523	$(2)	$21,694	$(339)	$22,217	$(341)
Non-U.S. government	18,995	(2,633)	50,080	(1,256)	69,075	(3,889)
Corporate	54,295	(2,394)	81,047	(1,035)	135,342	(3,429)
Municipal	—	—	4,609	(36)	4,609	(36)
Residential mortgage-backed	71	(1)	—	—	71	(1)
Asset-backed	4,649	(10)	—	—	4,649	(10)
Total	$78,533	$(5,040)	$157,430	$(2,666)	$235,963	$(7,706)
Fixed maturity investments, at amortized cost
U.S. government and agency	$7,221	$(48)	$12,024	$(410)	$19,245	$(458)
Non-U.S. government	24,424	(1,255)	8,885	(238)	33,309	(1,493)
Corporate	209,000	(9,038)	330,833	(14,260)	539,833	(23,298)
Total	240,645	(10,341)	351,742	(14,908)	592,387	(25,249)
Total fixed maturity and short-term investments	$319,178	$(15,381)	$509,172	$(17,574)	$828,350	$(32,955)
As at September 30, 2016 and December 31, 2015, the number of securities classified as available-for-sale in an unrealized loss position was 123 and 332, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 48 and 124, respectively.
As at September 30, 2016 and December 31, 2015, the number of securities classified as held-to-maturity in an unrealized loss position was 10 and 109, respectively. Of these securities, the number of securities that had been in an unrealized loss position for twelve months or longer was 3 and 53, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other-Than-Temporary Impairment
For the nine months ended September 30, 2016 and 2015, we did not recognize any other-than-temporary impairment losses on either our available-for-sale or held-to-maturity securities. We determined that no credit losses existed as at September 30, 2016. A description of our other-than-temporary impairment process is included in Note 2 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. There were no changes to our process during the nine months ended September 30, 2016.
Credit Ratings
The following table sets forth the credit ratings of our fixed maturity and short-term investments as of September 30, 2016:

	Amortized Cost	Fair Value	% of Total Investments	AAA Rated	AA Rated	A Rated	BBB Rated	Non- Investment Grade	Not Rated
Fixed maturity and short-term investments, at fair value
U.S. government and agency	$823,515	$831,902	13.3%	$805,241	$26,661	$—	$—	$—	$—
Non-U.S. government	409,975	404,724	6.5%	132,142	205,155	47,369	20,058	—	—
Corporate	2,760,381	2,788,448	44.5%	145,128	492,504	1,267,740	724,547	155,980	2,549
Municipal	18,588	18,777	0.3%	6,617	9,890	2,270	—	—	—
Residential mortgage-backed	472,175	472,815	7.6%	463,098	420	6,216	2,144	934	3
Commercial mortgage-backed	283,510	284,147	4.5%	105,545	39,131	80,084	20,614	1,281	37,492
Asset-backed	655,961	655,037	10.5%	221,930	133,672	193,621	34,898	70,720	196
Total	5,424,105	5,455,850	87.2%	1,879,701	907,433	1,597,300	802,261	228,915	40,240
% of total fair value				34.5%	16.6%	29.3%	14.7%	4.2%	0.7%
Fixed maturity investments, at amortized cost
U.S. government and agency	19,793	20,957	0.3%	19,560	1,380	—	—	—	17
Non-U.S. government	27,554	28,249	0.5%	—	9,467	18,782	—	—	—
Corporate	715,255	753,790	12.0%	41,408	116,411	487,062	108,838	—	71
Total	762,602	802,996	12.8%	60,968	127,258	505,844	108,838	—	88
% of total fair value				7.6%	15.8%	63.0%	13.6%	—%	—%
Total fixed maturity and short-term investments	$6,186,707	$6,258,846	100.0%	$1,940,669	$1,034,691	$2,103,144	$911,099	$228,915	$40,328
% of total fair value				31.0%	16.5%	33.6%	14.6%	3.7%	0.6%

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments, at fair value
The following table summarizes our other investments carried at fair value:

	September 30, 2016	December 31, 2015
Private equities and private equity funds	$254,561	$254,883
Fixed income funds	255,665	291,736
Fixed income hedge funds	105,145	109,400
Equity funds	175,896	147,390
Multi-strategy hedge fund	102,646	99,020
Real estate debt fund	—	54,829
CLO equities	67,648	61,702
CLO equity funds	14,593	13,928
Call options on equities	8,500	—
Other	1,042	1,144
	$985,696	$1,034,032
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

•
Multi-strategy hedge fund comprises an investment in a hedge fund that invests in a variety of asset classes including funds, fixed income, equity securities and other investments. The fund is eligible for quarterly redemption after November 1, 2016. Once eligible, redemptions will be permitted quarterly with 60 days’ notice.

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

•
CLO equity funds comprise two funds that invest primarily in the equity tranches of term-financed securitizations of diversified pools of corporate bank loans. One of the funds has a fair value of $3.8 million, part of a self-liquidating structure that is expected to pay out over two to six years. The other fund has a fair value of $10.8 million and is eligible for redemption in 2018.

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
As at September 30, 2016, we had unfunded commitments to private equity funds of $122.8 million.
Other Investments, at cost
Our other investments carried at cost of $129.4 million as of September 30, 2016 consist of life settlement contracts acquired during 2015. During the nine months ended September 30, 2016 and 2015, net investment income included $16.8 million and $9.3 million, respectively, related to investments in life settlements. There were impairment charges of $3.6 million and $nil recognized in net realized and unrealized gains/losses during the nine months ended September 30, 2016 and 2015, respectively. The following table presents further information regarding our investments in life settlements as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Number of Contracts	Carrying Value	Face Value (Death Benefits)	Number of Contracts	Carrying Value	Face Value (Death Benefits)
Remaining Life Expectancy of Insureds:
0 – 1 year	2	$448	$700	2	$417	$700
1 – 2 years	5	6,060	9,500	4	3,032	5,000
2 – 3 years	14	21,585	46,885	19	24,072	39,123
3 – 4 years	18	16,076	32,272	14	9,695	20,932
4 – 5 years	17	8,911	20,302	16	9,025	22,457
Thereafter	183	76,351	427,489	221	86,830	491,499
Total	239	$129,431	$537,148	276	$133,071	$579,711
Remaining life expectancy for year 0-1 in the table above references policies whose current life expectancy is less than 12 months as of the reporting date. Remaining life expectancy is not an indication of expected maturity. Actual maturity in any category above may vary significantly (either earlier or later) from the remaining life expectancies reported.
At September 30, 2016, our best estimate of the life insurance premiums required to keep the policies in force, payable in the 12 months ending September 30, 2017 and the four succeeding years ending September 30, 2021 is $17.7 million, $17.3 million, $17.5 million, $16.9 million and $15.3 million, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Realized and Unrealized Gains (Losses)
Components of net realized and unrealized gains (losses) for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized gains (losses) on sale:
Gross realized gains on fixed maturity securities, available-for-sale	$12	$126	$391	$279
Gross realized (losses) on fixed maturity securities, available-for-sale	—	(99)	(244)	(108)
Net realized gains (losses) on fixed maturity securities, trading	3,826	(5,207)	3,449	(1,455)
Net realized gains on equity securities, trading	1,393	3,959	2,421	19,845
Total net realized gains (losses) on sale	$5,231	$(1,221)	$6,017	$18,561
Net unrealized gains (losses):
Fixed maturity securities, trading	$14,670	$(875)	$96,882	$(9,940)
Equity securities, trading	2,866	(7,996)	5,089	(21,560)
Other investments	47,655	(5,038)	38,385	29,580
Total net unrealized gains (losses)	65,191	(13,909)	140,356	(1,920)
Net realized and unrealized gains (losses)	$70,422	$(15,130)	$146,373	$16,641
The gross realized gains and losses on available-for-sale securities included in the table above resulted from sales of $2.4 million and $36.0 million for the three and nine months ended September 30, 2016, respectively, and $11.8 million and $71.5 million for the three and nine months ended September 30, 2015, respectively.
Net Investment Income
Major categories of net investment income for the three and nine months ended September 30, 2016 and 2015 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturity investments	$38,018	$31,178	$115,127	$85,978
Short-term investments and cash and cash equivalents	908	1,181	2,957	5,287
Equity securities	1,021	1,407	3,530	4,403
Other investments	4,997	3,451	16,724	7,891
Funds held	7,333	174	22,570	163
Life settlements and other	7,043	6,712	17,204	9,807
Gross investment income	59,320	44,103	178,112	113,529
Investment expenses	(1,774)	(3,307)	(6,280)	(7,662)
Net investment income	$57,546	$40,796	$171,832	$105,867

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Assets
We are required to maintain investments and cash and cash equivalents on deposit to support our insurance and reinsurance operations. The investments and cash and cash equivalents on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust accounts to collateralize business with our insurance and reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trusts as collateral are primarily highly rated fixed maturity securities. The carrying value of our restricted assets, including restricted cash of $517.9 million and $511.3 million, as of September 30, 2016 and December 31, 2015, respectively, was as follows:

	September 30, 2016	December 31, 2015
Collateral in trust for third party agreements	$2,936,408	$3,053,692
Assets on deposit with regulatory authorities	904,259	915,346
Collateral for secured letter of credit facilities	195,318	212,544
Funds at Lloyd's (1)	358,710	382,624
	$4,394,695	$4,564,206
(1) Our underwriting businesses include three Lloyd's syndicates. Lloyd's determines the required capital principally through the annual business plan of each syndicate. This capital is referred to as "Funds at Lloyd's" ("FAL") and will be drawn upon in the event that a syndicate has a loss that cannot be funded from other sources. As at September 30, 2016, our combined Funds at Lloyd's were comprised of cash and investments of $311.2 million and letters of credit supported by collateral of $47.5 million. In November 2016, we entered into an unsecured letter of credit agreement for Funds at Lloyd’s purposes ("FAL Facility") to issue up to $140.0 million of letters of credit, with a provision to increase the facility up to $200.0 million. The FAL Facility is available to satisfy our Funds at Lloyd’s requirements and replaces certain restricted assets and letter of credit arrangements. The FAL Facility expires in 2021.

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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have categorized our investments that are recorded at fair value on a recurring basis among levels based on the observability of inputs as follows:

	September 30, 2016
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$831,902	$—	$831,902
Non-U.S. government	—	404,724	—	404,724
Corporate	—	2,727,654	60,794	2,788,448
Municipal	—	18,777	—	18,777
Residential mortgage-backed	—	471,163	1,652	472,815
Commercial mortgage-backed	—	261,953	22,194	284,147
Asset-backed	—	560,880	94,157	655,037
Equities — U.S.	105,557	7,142	—	112,699
Equities — International	3,045	4,606	—	7,651
Other investments	—	327,356	82,961	410,317
Total investments	$108,602	$5,616,157	$261,758	$5,986,517

Other Assets:
Derivative Instruments	$—	$—	$59	$59
	$—	$—	$59	$59
Other Liabilities:
Derivative Instruments	$—	$—	$718	$718
	$—	$—	$718	$718

	December 31, 2015
Investments:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
U.S. government and agency	$—	$775,798	$—	$775,798
Non-U.S. government	—	444,786	—	444,786
Corporate	—	2,812,066	—	2,812,066
Municipal	—	28,174	—	28,174
Residential mortgage-backed	—	391,962	—	391,962
Commercial mortgage-backed	—	255,169	29,406	284,575
Asset-backed	—	458,328	184,756	643,084
Equities — U.S.	99,467	9,326	—	108,793
Equities — International	2,702	4,446	—	7,148
Other investments	—	321,076	77,016	398,092
Total investments	$102,169	$5,501,131	$291,178	$5,894,478
Certain of our other investments are measured at fair value using NAV per share (or its equivalent) as a practical expedient and have not been classified within the fair value hierarchy above. The following table reconciles our other investments in the tables above with the amounts presented on our consolidated balance sheets:

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other investments:	September 30, 2016	December 31, 2015
Other investments measured at fair value	$410,317	$398,092
Other investments measured at NAV as practical expedient	575,379	635,940
Total other investments shown on balance sheets	$985,696	$1,034,032

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

•
Asset-backed securities consist primarily of investment-grade bonds backed by pools of loans with a variety of underlying collateral. Residential and commercial mortgage-backed securities include both agency and non-agency originated securities. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. This is generally the case when there is a low volume of trading activity and current transactions are not orderly. The significant inputs used to determine the fair value of these securities include the spread above the risk-free yield curve, reported trades, benchmark yields, prepayment speeds and default rates. The fair values of these securities are classified as Level 2 if the significant inputs are

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market observable. Where significant inputs are unable to be corroborated with market observable information, we classify the securities as Level 3.
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
Other investments, at fair value
We have ongoing due diligence processes with respect to the other investments carried at fair value in which we invest and their managers. These processes are designed to assist us in assessing the quality of information provided by, or on behalf of, each fund and in determining whether such information continues to be reliable or whether further review is warranted. Certain funds do not provide full transparency of their underlying holdings; however, we obtain the audited financial statements for funds annually, and regularly review and discuss the fund performance with the fund managers to corroborate the reasonableness of the reported net asset values ("NAV").
The use of NAV as an estimate of the fair value for investments in certain entities that calculate NAV is a permitted practical expedient. Due to the time lag in the NAV reported by certain fund managers we adjust the valuation for capital calls and distributions. Other investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. Other investments for which we do not use NAV as a practical expedient have been valued using prices from independent pricing services, investment managers and broker-dealers.
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

•
Our investment in the real estate debt fund was valued based on the most recently available NAV from the external fund manager. The fair value of this investment was measured using the NAV practical expedient and therefore has not been categorized within the fair value hierarchy. As at March 31, 2016 this fund was fully redeemed.

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

In providing valuations, the CLO equity manager and brokers use observable and unobservable inputs. Of the significant unobservable market inputs used, the default and loss severity rates involve the most judgment and create the most sensitivity. A significant increase or decrease in either of these significant inputs in isolation would result in lower or higher fair value estimates for direct investments in CLO equities and, in general, a

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in default rate assumptions will be accompanied by a directionally similar change in loss severity rate assumptions. Collateral spreads and estimated maturity dates are less subjective inputs because they are based on the historical average of actual spreads and the weighted-average life of the current underlying portfolios, respectively. A significant increase or decrease in either of these significant inputs in isolation would result in higher or lower fair value estimates for direct investments in CLO equities. In general, these inputs have no significant interrelationship with each other or with default and loss severity rates.
On a quarterly basis, we receive the valuation from the external CLO manager and brokers and then review the underlying cash flows and key assumptions used by them. We review and update the significant unobservable inputs based on information obtained from secondary markets. These inputs are our responsibility and we assess the reasonableness of the inputs (and if necessary, update the inputs) through communicating with industry participants, monitoring of the transactions in which we participate (for example, to evaluate default and loss severity rate trends), and reviewing market conditions, historical results, and emerging trends that may impact future cash flows.
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

•
For our investments in CLO equity funds, we measure fair value by obtaining the most recently available NAV as advised by the external fund manager or third party administrator. The fair values of these investments are measured using the NAV as a practical expedient and therefore have not been categorized within the fair value hierarchy.

•	For our investments in call options on publicly traded equities, we measure fair value by obtaining the latest option price as of our reporting date. These are classified as Level 2.
Changes in Leveling of Financial Instruments
Transfers into or out of levels are recorded at their fair values as of the end of the reporting period, consistent with the date of determination of fair value. During the nine months ended September 30, 2016, we transferred $54.6 million of corporate securities, $2.8 million of residential mortgage-backed securities, $40.1 million of commercial mortgage-backed securities and $31.0 million of asset-backed securities from Level 2 to Level 3. These securities were transferred from Level 2 to Level 3 due to insufficient market observable inputs for the valuation of the specific assets. During the nine months ended September 30, 2016, we transferred $0.6 million of residential mortgage-backed securities, $50.1 million of commercial mortgage-backed securities and $138.3 million of asset-backed securities from Level 3 to Level 2. The transfers from Level 3 to Level 2 were based upon us obtaining market observable information regarding the valuations of the specific assets. There were no transfers between Levels 1 and 2.
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Fixed Maturity Investments	Other Investments	Derivative Instruments	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$162,104	$80,470	$—	$242,574	$—	$463,905	$—	$463,905
Purchases	35,828	—	—	35,828	—	56,839	—	56,839
Sales	(6,425)	(1,774)	—	(8,199)	—	(21,488)	—	(21,488)
Net realized and unrealized gains	4,703	4,265	(659)	8,309	—	17,241	—	17,241
Net transfers into (out of) Level 3	(17,413)	—	—	(17,413)	—	—	—	—
Ending fair value	$178,797	$82,961	$(659)	$261,099	$—	$516,497	$—	$516,497

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Fixed Maturity Investments	Other Investments	Derivative Instruments	Total	Fixed Maturity Investments	Other Investments	Equity Securities	Total
Beginning fair value	$214,162	$77,016	$—	$291,178	$600	$349,790	$4,850	$355,240
Purchases	68,444	6,885	—	75,329	—	193,224	—	193,224
Sales	(43,145)	(6,432)	—	(49,577)	(600)	(63,903)	(5,000)	(69,503)
Net realized and unrealized gains (losses)	(148)	5,492	(659)	4,685	—	37,386	150	37,536
Net transfers into (out of) Level 3	(60,516)	—	—	(60,516)	—	—	—	—
Ending fair value	$178,797	$82,961	$(659)	$261,099	$—	$516,497	$—	$516,497
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

	September 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$20,957	$—	$20,957	$19,793
Non-U.S. government	—	28,249	—	28,249	27,554
Corporate	—	745,139	8,651	753,790	715,255
Sub-total	—	794,345	8,651	802,996	762,602
Other investments:
Life settlements	—	—	127,047	127,047	129,431
Total	$—	$794,345	$135,698	$930,043	$892,033

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Carrying Value
Fixed maturity investments, held-to-maturity:
U.S. government and agency	$—	$19,321	$—	$19,321	$19,771
Non-U.S. government	—	39,058	—	39,058	40,503
Corporate	—	710,692	—	710,692	730,592
Sub-total	—	769,071	—	769,071	790,866
Other investments:
Life settlements	—	—	130,268	130,268	133,071
Total	$—	$769,071	$130,268	$899,339	$923,937
During the nine months ended September 30, 2016, we transferred $8.6 million of corporate securities from Level 2 to Level 3. These securities were transferred from Level 2 to Level 3 due to insufficient market observable inputs for the valuation of the specific assets.
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
Disclosure of fair value of amounts relating to insurance contracts is not required. Our remaining assets and liabilities were generally carried at cost or amortized cost, which due to their short-term nature approximates fair value as of September 30, 2016 and December 31, 2015.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. DERIVATIVE INSTRUMENTS
Foreign Currency Hedging of Net Investments
We use foreign currency forward exchange rate contracts in qualifying hedging relationships to hedge the foreign currency exchange rate risk associated with certain of our net investments in foreign operations. At September 30, 2016, we had two forward currency contracts in place for notional amounts of AU$63.0 million (approximately $48.3 million) and CA$50.0 million (approximately $38.1 million), which we had designated as hedges of the net investments in our Australian and Canadian operations.
The following table presents the gross notional amounts, estimated fair values recorded within other assets and liabilities and the amounts of the net gains deferred in the currency translation adjustment account which is a component of accumulated other comprehensive income (loss) ("AOCI"), in shareholders' equity, related to our foreign currency forward exchange rate contracts as at September 30, 2016.

		September 30, 2016 Fair Value		Amount of Gains (Losses) Deferred in AOCI (Effective Portion)
	Gross Notional Amount	Assets	Liabilities	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Foreign exchange forward - AUD	$48,277	$—	$718	$(210)	$(210)
Foreign exchange forward - CAD	38,118	59	—	234	234
Total qualifying hedges	$86,395	$59	$718	$24	$24
We did not have any forward currency contract hedges of our net investments in foreign operations as at September 30, 2015 and December 31, 2015 or during the three and nine months ended September 30, 2015.
We also borrowed €75.0 million during 2016 that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros as described in Note 11 - "Loans Payable".
Investments in Call Options on Equities
We use equity call option instruments either to obtain exposure to a particular equity instrument or for yield enhancement, in non-qualifying hedging relationships.
The following table presents the cost, estimated fair value recorded within other investments and the unrealized gains on our non-qualifying equity derivative instruments recorded in net earnings for the three and nine months ended September 30, 2016:

		September 30, 2016	Unrealized Gains in Net Earnings
	Cost	Fair Value	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Call options on equities	$5,500	$8,500	$3,650	$3,000
We did not have any equity derivative instruments as at September 30, 2015 and December 31, 2015 and during the three and nine months ended September 30, 2015.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. REINSURANCE BALANCES RECOVERABLE
The following tables provide the total reinsurance balances recoverable by segment as at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$467,170	$6,720	$162,740	$18,145	$654,775
IBNR	426,411	20,058	131,612	274	578,355
Fair value adjustments	(14,324)	1,875	(3,657)	—	(16,106)
Total reinsurance reserves recoverable	879,257	28,653	290,695	18,419	1,217,024
Paid losses recoverable	44,691	126	14,756	2,391	61,964
	$923,948	$28,779	$305,451	$20,810	$1,278,988

	December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
Recoverable from reinsurers on unpaid:
Outstanding losses	$587,164	$6,772	$182,076	$22,786	$798,798
IBNR	465,211	16,581	123,732	306	605,830
Fair value adjustments	(17,628)	2,499	(6,025)	—	(21,154)
Total reinsurance reserves recoverable	1,034,747	25,852	299,783	23,092	1,383,474
Paid losses recoverable	72,213	430	16,568	1,319	90,530
	$1,106,960	$26,282	$316,351	$24,411	$1,474,004
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
As of September 30, 2016 and December 31, 2015, we had reinsurance balances recoverable of approximately $1.3 billion and $1.5 billion, respectively. The decrease of $195.0 million in reinsurance balances recoverable was primarily a result of commutations in our Non-life Run-off segment and cash collections made during the nine months ended September 30, 2016 in our Non-life Run-off and StarStone segments.
Top Ten Reinsurers

	September 30, 2016						December 31, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total	% of Total
Top ten reinsurers	$614,992	$23,612	$160,507	$11,681	$810,792	63.4%	$713,743	$21,394	$155,171	$13,254	$903,562	61.3%
Other reinsurers > $1 million	296,523	4,286	143,185	8,293	452,287	35.4%	383,898	4,253	158,417	8,363	554,931	37.6%
Other reinsurers < $1 million	12,433	881	1,759	836	15,909	1.2%	9,319	635	2,763	2,794	15,511	1.1%
Total	$923,948	$28,779	$305,451	$20,810	$1,278,988	100.0%	$1,106,960	$26,282	$316,351	$24,411	$1,474,004	100.0%
Seven of the top ten external reinsurers, as at September 30, 2016 and December 31, 2015, were rated A- or better, with the remaining three being non-rated reinsurers from which $282.7 million was recoverable (December 31, 2015: $337.6 million recoverable from three reinsurers). For the three non-rated reinsurers, we hold security in the

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

form of pledged assets in trust or letters of credit issued to us in the full amount of the recoverable. As at September 30, 2016, reinsurance balances recoverable of $151.3 million (December 31, 2015: $165.6 million) related to Lloyd’s syndicates and represented 10% or more of total reinsurance balances recoverable. Lloyd’s is rated A+ by Standard & Poor’s and A by A.M. Best.
 Provisions for Uncollectible Reinsurance Recoverables
We remain liable to the extent that retrocessionaires do not meet their obligations under these agreements, and therefore, we evaluate and monitor concentration of credit risk among our reinsurers. Provisions are made for amounts considered potentially uncollectible.
The following table shows our reinsurance balances recoverable by rating of reinsurer and our provisions for uncollectible reinsurance balances recoverable ("provisions for bad debt") as at September 30, 2016 and December 31, 2015. The provisions for bad debt all relate to the Non-life Run-off segment.

	September 30, 2016				December 31, 2015
	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross	Gross	Provisions for Bad Debt	Net	Provisions as a % of Gross
Reinsurers rated A- or above	$945,215	$37,690	$907,525	4.0%	$1,051,927	$46,969	$1,004,958	4.5%
Reinsurers rated below A-, secured	311,828	—	311,828	—%	388,399	—	388,399	—%
Reinsurers rated below A-, unsecured	211,237	151,602	59,635	71.8%	244,005	163,358	80,647	66.9%
Total	$1,468,280	$189,292	$1,278,988	12.9%	$1,684,331	$210,327	$1,474,004	12.5%

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
The following table summarizes the liability for losses and LAE by segment as at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Outstanding losses	$2,694,520	$66,648	$485,197	$3,246,365	$2,757,774	$68,913	$457,175	$3,283,862
IBNR	2,347,653	135,066	547,608	3,030,327	1,991,009	115,613	477,990	2,584,612
Fair value adjustments	(143,472)	13,248	(899)	(131,123)	(163,329)	16,491	(1,487)	(148,325)
Total	$4,898,701	$214,962	$1,031,906	$6,145,569	$4,585,454	$201,017	$933,678	$5,720,149
The overall increase in the liability for losses and LAE between December 31, 2015 and September 30, 2016 was primarily attributable to the assumed reinsurance agreements with Allianz and Coca-Cola in our Non-life Run-off segment as described in Note 2 - "Significant New Business."
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance as at beginning of period	$6,433,845	$6,143,471	$5,720,149	$4,509,421
Less: reinsurance reserves recoverable	1,243,782	1,491,113	1,360,382	1,154,196
Less: deferred charges on retroactive reinsurance	247,272	265,426	255,911	—
Net balance as at beginning of period	4,942,791	4,386,932	4,103,856	3,355,225
Net incurred losses and LAE:
Current period	128,426	123,341	370,362	357,688
Prior periods	(135,328)	(90,982)	(197,584)	(189,293)
Total net incurred losses and LAE	(6,902)	32,359	172,778	168,395
Net paid losses:
Current period	(32,510)	(35,981)	(54,866)	(68,635)
Prior periods	(158,367)	(183,151)	(547,780)	(495,792)
Total net paid losses	(190,877)	(219,132)	(602,646)	(564,427)
Effect of exchange rate movement	2,147	(16,687)	(21,099)	(46,110)
Acquired on purchase of subsidiaries	—	1,593	10,019	776,351
Assumed business	99,168	116,810	1,183,419	612,441
Net balance as at September 30	4,846,327	4,301,875	4,846,327	4,301,875
Plus: reinsurance reserves recoverable	1,198,605	1,449,854	1,198,605	1,449,854
Plus: deferred charges on retroactive reinsurance	100,637	267,477	100,637	267,477
Balance as at September 30	$6,145,569	$6,019,206	$6,145,569	$6,019,206

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below provide the net incurred losses and LAE in the Non-life Run-off, Atrium and StarStone segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$109,310	$13,541	$68,026	$190,877	$143,012	$12,459	$63,661	$219,132
Net change in case and LAE reserves	(323,246)	(2,117)	16,899	(308,464)	(99,186)	(1,712)	14,547	(86,351)
Net change in IBNR reserves	(59,857)	3,624	18,861	(37,372)	(99,242)	353	18,121	(80,768)
Amortization of deferred charges	154,102	—	—	154,102	3,699	—	—	3,699
Increase (reduction) in estimates of net ultimate losses	(119,691)	15,048	103,786	(857)	(51,717)	11,100	96,329	55,712
Reduction in provisions for bad debt	(502)	—	—	(502)	(3,632)	—	—	(3,632)
Increase (reduction) in provisions for unallocated LAE	(10,806)	20	930	(9,856)	(20,269)	1	555	(19,713)
Amortization of fair value adjustments	5,880	(1,245)	(322)	4,313	485	—	(493)	(8)
Net incurred losses and LAE	$(125,119)	$13,823	$104,394	$(6,902)	$(75,133)	$11,101	$96,391	$32,359

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Non-life Run-off	Atrium	StarStone	Total	Non-life Run-off	Atrium	StarStone	Total
Net losses paid	$384,679	$33,812	$184,155	$602,646	$372,712	$36,491	$155,224	$564,427
Net change in case and LAE reserves	(506,591)	(1,854)	51,290	(457,155)	(210,516)	(2,595)	59,490	(153,621)
Net change in IBNR reserves	(199,756)	17,053	63,233	(119,470)	(212,477)	1,729	38,170	(172,578)
Amortization of deferred charges	162,741	—	—	162,741	3,699	—	—	3,699
Increase (reduction) in estimates of net ultimate losses	(158,927)	49,011	298,678	188,762	(46,582)	35,625	252,884	241,927
Reduction in provisions for bad debt	(7,132)	—	—	(7,132)	(24,071)	—	—	(24,071)
Increase (reduction) in provisions for unallocated LAE	(25,167)	154	2,698	(22,315)	(41,955)	(69)	2,266	(39,758)
Amortization of fair value adjustments	17,863	(2,620)	(1,780)	13,463	(4,495)	(3,678)	(1,530)	(9,703)
Net incurred losses and LAE	$(173,363)	$46,545	$299,596	$172,778	$(117,103)	$31,878	$253,620	$168,395

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Life Run-off Segment
The table below provides a reconciliation of the beginning and ending reserves for losses and LAE for the three and nine months ended September 30, 2016 and 2015 for the Non-life Run-off segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance as at beginning of period	$5,226,127	$5,064,137	$4,585,454	$3,435,010
Less: reinsurance reserves recoverable	927,725	1,178,053	1,034,747	800,709
Less: deferred charges on retroactive insurance	247,272	265,426	255,911	—
Net balance as at beginning of period	4,051,130	3,620,658	3,294,796	2,634,301
Net incurred losses and LAE:
Current period	2,937	10,565	9,524	53,838
Prior periods	(128,056)	(85,698)	(182,887)	(170,941)
Total net incurred losses and LAE	(125,119)	(75,133)	(173,363)	(117,103)
Net paid losses:
Current period	(2,050)	(4,558)	(6,098)	(18,563)
Prior periods	(107,260)	(138,454)	(378,581)	(354,149)
Total net paid losses	(109,310)	(143,012)	(384,679)	(372,712)
Effect of exchange rate movement	2,938	(12,344)	(11,385)	(24,706)
Acquired on purchase of subsidiaries	—	1,593	10,019	776,351
Assumed business	99,168	116,810	1,183,419	612,441
Net balance as at September 30	3,918,807	3,508,572	3,918,807	3,508,572
Plus: reinsurance reserves recoverable	879,257	1,163,323	879,257	1,163,323
Plus: deferred charges on retroactive reinsurance	100,637	267,477	100,637	267,477
Balance as at September 30	$4,898,701	$4,939,372	$4,898,701	$4,939,372
Net incurred losses and LAE in the Non-life Run-off segment for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$107,260	$2,050	$109,310	$138,454	$4,558	$143,012
Net change in case and LAE reserves	(323,301)	55	(323,246)	(101,820)	2,634	(99,186)
Net change in IBNR reserves	(60,634)	777	(59,857)	(102,615)	3,373	(99,242)
Amortization of deferred charges	154,102	—	154,102	3,699	—	3,699
Increase (reduction) in estimates of net ultimate losses	(122,573)	2,882	(119,691)	(62,282)	10,565	(51,717)
Increase (reduction) in provisions for bad debt	(502)	—	(502)	(3,632)	—	(3,632)
Increase (reduction) in provisions for unallocated LAE	(10,861)	55	(10,806)	(20,269)	—	(20,269)
Amortization of fair value adjustments	5,880	—	5,880	485	—	485
Net incurred losses and LAE	$(128,056)	$2,937	$(125,119)	$(85,698)	$10,565	$(75,133)
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Three Months Ended September 30, 2016
The reduction in net incurred losses and LAE for the three months ended September 30, 2016 of $125.1 million included net incurred losses and LAE of $2.9 million related to current period net earned premium of $1.6 million, primarily for the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $128.1 million, which was attributable to a reduction in estimates of net ultimate losses of $122.6 million, a reduction in provisions for bad debt of $0.5 million and a reduction in provisions for unallocated LAE of $10.9 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million. The reduction in estimates of net ultimate losses for the three months ended September 30, 2016 included a net change in case and IBNR reserves of $226.8 million related to certain of our workers compensation business in the United States. This reduction resulted from an actuarial review completed during the third quarter of 2016 and considered favorable loss experience and our knowledge of comparable portfolios of business. This reduction of estimates in net ultimate losses for workers compensation business in the three months ended September 30, 2016 was reduced by amortization of the deferred charge of $153.8 million, which was comprised of $115.2 million related to a reduction in the liability for losses and LAE, and $38.6 million primarily related to a change in the expected return on the underlying assets.
The reduction in provisions for bad debt of $0.5 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
Three Months Ended September 30, 2015
The reduction in net incurred losses and LAE for the three months ended September 30, 2015 of $75.1 million included net incurred losses and LAE of $10.6 million related to current period net earned premium of $16.8 million, primarily for the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $85.7 million, which was attributable to a reduction in estimates of net ultimate losses of $62.3 million, a reduction in provisions for bad debt of $3.6 million, and a reduction in provisions for unallocated LAE of $20.3 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.5 million.
Net incurred losses and LAE in the Non-life Run-off segment for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$378,581	$6,098	$384,679	$354,149	$18,563	$372,712
Net change in case and LAE reserves	(507,102)	511	(506,591)	(220,633)	10,117	(210,516)
Net change in IBNR reserves	(202,387)	2,631	(199,756)	(237,635)	25,158	(212,477)
Amortization of deferred charges	162,741	—	162,741	3,699	—	3,699
Increase (reduction) in estimates of net ultimate losses	(168,167)	9,240	(158,927)	(100,420)	53,838	(46,582)
Increase (reduction) in provisions for bad debt	(7,132)	—	(7,132)	(24,071)	—	(24,071)
Increase (reduction) in provisions for unallocated LAE	(25,451)	284	(25,167)	(41,955)	—	(41,955)
Amortization of fair value adjustments	17,863	—	17,863	(4,495)	—	(4,495)
Net incurred losses and LAE	$(182,887)	$9,524	$(173,363)	$(170,941)	$53,838	$(117,103)
Nine Months Ended September 30, 2016
The reduction in net incurred losses and LAE for the nine months ended September 30, 2016 of $173.4 million included net incurred losses and LAE of $9.5 million related to current period net earned premium of $6.6 million, primarily for the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $182.9 million, which was attributable to a reduction in estimates of net ultimate losses of $168.2 million, a reduction in provisions for bad debt of $7.1 million and a reduction in provisions for unallocated LAE of $25.5 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $17.9 million. As noted above for the three months ended

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2016, the reduction in estimates of net ultimate losses included the results of an actuarial review on certain of our U.S. workers compensation business, partially offset by amortization of the related deferred charge.
The reduction in provisions for bad debt of $7.1 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods.
Nine Months Ended September 30, 2015
The reduction in net incurred losses and LAE for the nine months ended September 30, 2015 of $117.1 million included net incurred losses and LAE of $53.8 million related to current period net earned premium of $49.8 million, primarily for the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $170.9 million, which was attributable to a reduction in estimates of net ultimate losses of $100.4 million, reduction in provisions for bad debt of $24.1 million, a reduction in provisions for unallocated LAE liabilities of $42.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.5 million.

Atrium
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance as at beginning of period	$213,224	$205,499	$201,017	$212,611
Less: reinsurance reserves recoverable	26,856	26,011	25,852	28,278
Net balance as at beginning of period	186,368	179,488	175,165	184,333
Net incurred losses and LAE:
Current period	19,843	16,416	56,474	48,788
Prior periods	(6,020)	(5,315)	(9,929)	(16,910)
Total net incurred losses and LAE	13,823	11,101	46,545	31,878
Net paid losses:
Current period	(6,804)	(6,065)	(14,297)	(13,473)
Prior periods	(6,737)	(6,394)	(19,515)	(23,018)
Total net paid losses	(13,541)	(12,459)	(33,812)	(36,491)
Effect of exchange rate movement	(341)	(1,059)	(1,589)	(2,649)
Net balance as at September 30	186,309	177,071	186,309	177,071
Plus: reinsurance reserves recoverable	28,653	27,332	28,653	27,332
Balance as at September 30	$214,962	$204,403	$214,962	$204,403

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net incurred losses and LAE in the Atrium segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$6,737	$6,804	$13,541	$6,394	$6,065	$12,459
Net change in case and LAE reserves	(3,175)	1,058	(2,117)	(4,251)	2,539	(1,712)
Net change in IBNR reserves	(8,203)	11,827	3,624	(7,342)	7,695	353
Increase (reduction) in estimates of net ultimate losses	(4,641)	19,689	15,048	(5,199)	16,299	11,100
Increase (reduction) in provisions for unallocated LAE	(134)	154	20	(116)	117	1
Amortization of fair value adjustments	(1,245)	—	(1,245)	—	—	—
Net incurred losses and LAE	$(6,020)	$19,843	$13,823	$(5,315)	$16,416	$11,101

	Nine Months Ended September 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$19,515	$14,297	$33,812	$23,018	$13,473	$36,491
Net change in case and LAE reserves	(10,526)	8,672	(1,854)	(11,908)	9,313	(2,595)
Net change in IBNR reserves	(15,975)	33,028	17,053	(23,895)	25,624	1,729
Increase (reduction) in estimates of net ultimate losses	(6,986)	55,997	49,011	(12,785)	48,410	35,625
Increase (reduction) in provisions for unallocated LAE	(323)	477	154	(447)	378	(69)
Amortization of fair value adjustments	(2,620)	—	(2,620)	(3,678)	—	(3,678)
Net incurred losses and LAE	$(9,929)	$56,474	$46,545	$(16,910)	$48,788	$31,878

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

StarStone
The table below provides a reconciliation of the beginning and ending liability for losses and LAE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance as at beginning of period	$994,494	$873,835	$933,678	$861,800
Less: reinsurance reserves recoverable	289,201	287,049	299,783	325,209
Net balance as at beginning of period	705,293	586,786	633,895	536,591
Net incurred losses and LAE:
Current period	105,646	96,360	304,364	255,062
Prior periods	(1,252)	31	(4,768)	(1,442)
Total net incurred losses and LAE	104,394	96,391	299,596	253,620
Net paid losses:
Current period	(23,656)	(25,358)	(34,471)	(36,599)
Prior periods	(44,370)	(38,303)	(149,684)	(118,625)
Total net paid losses	(68,026)	(63,661)	(184,155)	(155,224)
Effect of exchange rate movement	(450)	(3,284)	(8,125)	(18,755)
Net balance as at September 30	741,211	616,232	741,211	616,232
Plus: reinsurance reserves recoverable	290,695	259,199	290,695	259,199
Balance as at September 30	1,031,906	$875,431	$1,031,906	$875,431
Net incurred losses and LAE in the StarStone segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$44,370	$23,656	$68,026	$38,303	$25,358	$63,661
Net change in case and LAE reserves	(8,308)	25,207	16,899	(4,188)	18,735	14,547
Net change in IBNR reserves	(36,173)	55,034	18,861	(34,054)	52,175	18,121
Increase (reduction) in estimates of net ultimate losses	(111)	103,897	103,786	61	96,268	96,329
Increase (reduction) in provisions for unallocated LAE	(819)	1,749	930	463	92	555
Amortization of fair value adjustments	(322)	—	(322)	(493)	—	(493)
Net incurred losses and LAE	$(1,252)	$105,646	$104,394	$31	$96,360	$96,391

	Nine Months Ended September 30,
	2016			2015
	Prior Period	Current Period	Total	Prior Period	Current Period	Total
Net losses paid	$149,684	$34,471	$184,155	$118,625	$36,599	$155,224
Net change in case and LAE reserves	(30,410)	81,700	51,290	(8,122)	67,612	59,490
Net change in IBNR reserves	(119,407)	182,640	63,233	(110,316)	148,486	38,170
Increase (reduction) in estimates of net ultimate losses	(133)	298,811	298,678	187	252,697	252,884
Increase (reduction) in provisions for unallocated LAE	(2,855)	5,553	2,698	(99)	2,365	2,266
Amortization of fair value adjustments	(1,780)	—	(1,780)	(1,530)	—	(1,530)
Net incurred losses and LAE	$(4,768)	$304,364	$299,596	$(1,442)	$255,062	$253,620

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. POLICY BENEFITS FOR LIFE AND ANNUITY CONTRACTS
Policy benefits for life and annuity contracts as at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Life	$416,025	$436,603
Annuities	912,058	921,654
	1,328,083	1,358,257
Fair value adjustments	(48,075)	(53,560)
	$1,280,008	$1,304,697
 Refer to Note 10 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on establishing policy benefit reserves.
9. PREMIUMS WRITTEN AND EARNED
The following table provides a summary of net premiums written and earned in our Non-life Run-off, Atrium, StarStone and Life and Annuities segments for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned	Premiums Written	Premiums Earned
Non-life Run-off
Gross	$2,066	$2,054	$6,874	$31,257	$15,829	$19,217	$31,788	$109,414
Ceded	(2,293)	(757)	(3,064)	(17,223)	(8,009)	(8,009)	(42,931)	(59,590)
Net	$(227)	$1,297	$3,810	$14,034	$7,820	$11,208	$(11,143)	$49,824
Atrium
Gross	$35,038	$36,401	$31,348	$36,083	$114,337	$107,743	$116,047	$112,150
Ceded	1,363	(3,851)	(2,888)	(3,052)	(6,594)	(11,524)	(11,409)	(11,290)
Net	$36,401	$32,550	$28,460	$33,031	$107,743	$96,219	$104,638	$100,860
StarStone
Gross	$192,077	$214,430	$173,424	$205,361	$632,489	$617,094	$605,178	$569,856
Ceded	(31,830)	(43,837)	(35,139)	(42,828)	(139,760)	(121,384)	(160,705)	(146,005)
Net	$160,247	$170,593	$138,285	$162,533	$492,729	$495,710	$444,473	$423,851
Life and Annuities
Life	$18,537	$18,955	$21,365	$21,453	$56,996	$56,595	$67,020	$67,445
Total	$214,958	$223,395	$191,920	$231,051	$665,288	$659,732	$604,988	$641,980

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. GOODWILL, INTANGIBLE ASSETS AND DEFERRED CHARGE
The following table presents a reconciliation of the beginning and ending goodwill, intangible assets and the deferred charge during the nine months ended September 30, 2016:

	Goodwill	Intangible assets with a definite life - Other	Intangible assets with an indefinite life	Total	Intangible assets with a definite life - FVA	Other assets - Deferred Charges
Balance as at December 31, 2015	$73,071	$31,202	$87,031	$191,304	$180,730	$255,911
Acquired during the period	—	—	—	—	—	7,467
Amortization	—	(4,961)	—	(4,961)	(17,636)	(162,741)
Balance as at September 30, 2016	$73,071	$26,241	$87,031	$186,343	$163,094	$100,637
Refer to Note 12 to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for more information on goodwill, intangible assets and the deferred charge.
Intangible asset amortization for the three and nine months ended September 30, 2016 and 2015 was $7.2 million and $22.6 million, respectively, compared to $11.4 million and $9.2 million for the comparative periods in 2015.
The deferred charge acquired during the quarter ended September 30, 2016 of $7.5 million related to the reinsurance transaction with Coca-Cola in our Non-life Run-off segment as described in Note 2 - "Significant New Business."
Amortization of the deferred charges included $115.5 million and $124.1 million related to a reduction in the liability for losses and LAE for the three and nine month periods ended September 30, 2016, respectively, and $38.6 million primarily related to a change in the expected return on the underlying assets during the three and nine months ended September 30, 2016.
The gross carrying value, accumulated amortization and net carrying value of intangible assets by type and the deferred charge at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with a definite life:
Fair value adjustments:
Losses and LAE liabilities	$458,202	$(327,078)	$131,124	$456,110	$(307,785)	$148,325
Reinsurance balances recoverable	(175,924)	159,817	(16,107)	(175,774)	154,619	(21,155)
Policy benefits for life and annuity contracts	86,332	(38,255)	48,077	86,332	(32,772)	53,560
Total	$368,610	$(205,516)	$163,094	$366,668	$(185,938)	$180,730
Other:
Distribution channel	$20,000	$(3,777)	$16,223	$20,000	$(2,777)	$17,223
Technology	15,000	(9,999)	5,001	15,000	(6,561)	8,439
Brand	7,000	(1,983)	5,017	7,000	(1,460)	5,540
Total	$42,000	$(15,759)	$26,241	$42,000	$(10,798)	$31,202
Intangible assets with an indefinite life:
Lloyd’s syndicate capacity	$37,031	$—	$37,031	$37,031	$—	$37,031
Licenses	19,900	—	19,900	19,900	—	19,900
Management contract	30,100	—	30,100	30,100	—	30,100
Total	$87,031	$—	$87,031	$87,031	$—	$87,031

Deferred charges on retroactive reinsurance	$278,643	$(178,006)	$100,637	$271,176	$(15,265)	$255,911

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. LOANS PAYABLE
We utilize debt facilities primarily for acquisitions and, from time to time, for general corporate purposes. Under these facilities, loans payable and accrued interest as of September 30, 2016 and December 31, 2015 were as follows:

Facility	Origination Date	Term	September 30, 2016	December 31, 2015
EGL Revolving Credit Facility	September 16, 2014	5 years	$505,210	$505,750
Sussex Facility	December 24, 2014	4 years	63,500	94,000
Total long-term bank debt			568,710	599,750
Accrued interest			1,908	500
Total loans payable			$570,618	$600,250
For the three months ended September 30, 2016 and 2015, interest expense was $5.0 million and $5.2 million, respectively. For the nine months ended September 30, 2016 and 2015, interest expense was $15.8 million and $14.0 million, respectively.
EGL Revolving Credit Facility
This 5-year revolving credit facility, originated on September 16, 2014, and amended on February 27, 2015, February 15, 2016, and August 5, 2016, is among Enstar Group Limited and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million, and we have an option to obtain additional commitments of up to $166.25 million. As of September 30, 2016, there was $159.8 million of available unutilized capacity under this facility. We are in compliance with the covenants of the EGL Revolving Credit Facility.
We borrowed €75.0 million under the facility during 2016 that was designated as a non-derivative hedge of our net investment in certain subsidiaries whose functional currency is denominated in Euros. The foreign exchange effect of revaluing these Euro borrowings resulted in a loss of $1.2 million and a gain of $0.9 million recognized in the currency translation adjustment within accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively. These amounts were offset against equivalent amounts recognized upon the translation of those subsidiaries' financial statements from functional currency into U.S. dollars. There were no ineffective portions of the net investment hedge during the three or nine months ended September 30, 2016, which would have required reclassification from accumulated other comprehensive income (loss) into earnings.
Sussex Facility
On December 24, 2014, we entered into a 4-year term loan (the "Sussex Facility", formerly called the Companion Facility) with two financial institutions. This facility was fully utilized to initially borrow $109.0 million to fund 50% of the consideration payable for the acquisition of Sussex, which was completed on January 27, 2015. During 2015, we repaid $15.0 million and during the nine months ended September 30, 2016, we repaid $30.5 million of the outstanding principal on the facility, bringing the outstanding principal to $63.5 million. We are in compliance with the covenants of the Sussex Facility.
Refer to Note 13 of the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for further information on the terms of the above facilities.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. NONCONTROLLING INTERESTS
Redeemable Noncontrolling Interest
Redeemable noncontrolling interest ("RNCI") as of September 30, 2016 and December 31, 2015 comprised the ownership interests held by the Trident V Funds ("Trident") (39.32%) and Dowling Capital Partners, L.P. ("Dowling")(1.71%) in our subsidiary North Bay Holdings Limited ("North Bay"). North Bay owns our investments in StarStone and Atrium as well as certain non-life run-off portfolios. The following is a reconciliation of the beginning and ending carrying amount of the equity attributable to the RNCI as of September 30, 2016 and December 31, 2015:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$417,663	$374,619
Capital contributions	—	15,728
Dividends paid	—	(16,128)
Net earnings (loss) attributable to RNCI	33,034	(8,797)
Accumulated other comprehensive earnings (loss) attributable to RNCI	1,640	(745)
Transfer from noncontrolling interest	—	15,801
Accretion of RNCI to redemption value	3,208	37,185
Balance at end of period	$455,545	$417,663
Refer to Note 17 - "Related Party Transactions" and Note 18 - "Commitments and Contingencies" for additional information regarding RNCI.
Noncontrolling Interest
As of September 30, 2016 and December 31, 2015, we had $3.5 million and $3.9 million, respectively, of noncontrolling interest ("NCI") primarily related to an external interest in one of our non-life run-off subsidiaries.
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

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EARNINGS PER SHARE
The following table sets forth the comparison of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$156,048	$49,042	$242,162	$108,434
Weighted-average ordinary shares outstanding — basic	19,299,038	19,256,184	19,292,450	19,248,737
Net earnings per ordinary share attributable to Enstar Group Limited — basic	$8.09	$2.55	$12.55	$5.63
Diluted earnings per ordinary share:
Net earnings attributable to Enstar Group Limited	$156,048	$49,042	$242,162	$108,434
Weighted-average ordinary shares outstanding — basic	19,299,038	19,256,184	19,292,450	19,248,737
Effect of dilutive securities:
Unvested shares	30,147	51,253	29,255	49,863
Restricted share units	17,688	13,321	16,576	12,466
Warrants	102,557	87,869	94,377	76,219
Weighted-average ordinary shares outstanding — diluted	19,449,430	19,408,627	19,432,658	19,387,285
Net earnings per ordinary share attributable to Enstar Group Limited — diluted	$8.02	$2.53	$12.46	$5.59
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
Share-based compensation expense for the three and nine months ended September 30, 2016 was $8.8 million and $20.7 million, respectively, as compared to $2.1 million and $10.6 million for the comparative periods in 2015.
Employee share purchase plan expense for the three months ended September 30, 2016 and 2015 was less than $0.1 million, and for the nine months ended September 30, 2016 and 2015 was less than $0.3 million and $0.1 million, respectively.
Annual incentive compensation program expense for the three and nine months ended September 30, 2016, was $17.4 million and $22.4 million, respectively, as compared to $6.5 million and $13.5 million for the comparative periods in 2015.
Pension expense for the three and nine months ended September 30, 2016 was $2.7 million and $8.6 million, respectively, as compared to $2.5 million and $7.7 million for the comparative periods in 2015.

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
Interim Tax Expense (Benefit)
The effective tax rates on income for the three and nine months ended September 30, 2016 were 4.9% and 8.3%, respectively, as compared to 21.0% and 19.7%, respectively, for the comparative periods in 2015. The effective tax rate on income differs from the statutory rate of 0% due to tax on foreign operations (primarily the United States and United Kingdom), and a change in the assessment of valuation allowance on deferred tax assets. We have foreign operating subsidiaries and branch operations principally located in the United States, United Kingdom, Continental Europe and Australia that are subject to federal, foreign, state and local taxes in those jurisdictions. Deferred income tax liabilities have not been accrued with respect to the undistributed earnings of our foreign subsidiaries. If the earnings were to be distributed, as dividends or other distributions, withholding taxes may be imposed by the jurisdiction of the paying subsidiary. For our U.S. subsidiaries, we have not currently accrued any withholding taxes with respect to un-remitted earnings as management has no current intention of remitting these earnings. For our United Kingdom subsidiaries, there are no withholding taxes imposed. For our other foreign subsidiaries, it would not be practicable to compute such amounts due to a variety of factors, including the amount, timing, and manner of any repatriation. Because we operate in many jurisdictions, our net earnings are subject to risk due to changing tax laws and tax rates around the world. The current, rapidly changing economic environment may increase the likelihood of substantial changes to tax laws in the jurisdictions in which we operate.
Assessment of Valuation Allowance on Deferred Tax Assets
We have estimated the future taxable income of our foreign subsidiaries and have provided a valuation allowance in respect of loss carryforwards where we do not expect to realize a benefit. We have considered all available evidence using a “more likely than not” standard in determining the amount of the valuation allowance. During the three and nine months ended September 30, 2016, we recognized a decrease of $4.6 million and a decrease of $2.4 million, respectively, in our deferred tax asset valuation allowance.
Accounting for Uncertainty in Income Taxes
We had no unrecognized tax benefits relating to uncertain tax positions as at either September 30, 2016 or December 31, 2015.
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
In addition, we have entered into certain agreements with Trident with respect to Trident’s co-investments in the Atrium, Arden, and StarStone acquisitions. These include investors’ agreements and shareholders’ agreements, which provide for, among other things: (i) our right to redeem Trident’s equity interest in the Atrium/Arden and StarStone transactions in cash at fair market value within the 90 days following the fifth anniversary of the Arden and StarStone closings, respectively, and at any time following the seventh anniversary of the Arden and StarStone closings, respectively; and (ii) Trident’s right to have its equity co-investment interests in the Atrium/Arden and StarStone transactions redeemed by us at fair market value (which we may satisfy in either cash or our ordinary shares) following the seventh anniversaries of the Arden closing and StarStone closing, respectively. As of September 30, 2016, we have included $455.5 million (December 31, 2015: $417.7 million) as RNCI on our balance sheet relating to these Trident co-investment transactions. Pursuant to the terms of the shareholders’ agreements, Mr. Carey serves as a Trident representative on the boards of the holding companies established in connection with the Atrium/Arden and StarStone co-investment transactions. Trident also has a second representative on these boards who is a Stone Point employee.
As at September 30, 2016, we had investments in funds (carried within other investments) and a registered investment company affiliated with entities owned by Trident or otherwise affiliated with Stone Point. The fair value of the investments in the funds was $197.8 million and $237.9 million as of September 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to a sale of one of the fund investments during the nine months ended September 30, 2016. The fair value of our investment in the registered investment company was $22.6 million and $21.0 million as at September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016 and 2015, we recognized net realized and unrealized gains of $12.6 million and $0.7 million, respectively, in respect of the fund investments and net unrealized gains of $0.9 million and net unrealized losses of $1.4 million, respectively, in respect of the registered investment company investment. For the nine months ended September 30, 2016 and 2015, we recognized interest income of $2.3 million and $2.1 million in respect of the registered investment company.
We also have separate accounts, with a balance of $229.7 million and $157.8 million as at September 30, 2016 and December 31, 2015, respectively, managed by Eagle Point Credit Management and PRIMA Capital Advisors, which are affiliates of entities owned by Trident, with respect to which we incurred approximately $0.3 million and $0.3 million in management fees for the nine months ended September 30, 2016 and 2015, respectively.
In addition, we are invested in funds (carried within other investments) managed by Sound Point Capital, an entity in which Mr. Carey has an indirect minority ownership interest and serves as a director. The fair value of our investments in Sound Point Capital funds was $25.0 million and $34.5 million as of September 30, 2016 and December 31, 2015, respectively; the decrease was primarily due to a partial sale of a fund investment during the nine months ended September 30, 2016. For the nine months ended September 30, 2016 and 2015, we have recognized net unrealized gains of $1.5 million and $1.0 million, respectively, in respect of investments managed by Sound Point Capital.
Sound Point Capital has acted as collateral manager for certain of our direct investments in CLO equity securities. The fair value of these investments was $20.6 million and $18.2 million as at September 30, 2016 and December 31, 2015, respectively. For the nine months ended September 30, 2016 and 2015, we recognized net unrealized gains of $2.5 million and net unrealized losses of $1.8 million, respectively. For the nine months ended September 30, 2016 and 2015, we recognized interest income of $5.2 million and $2.2 million in respect of these investments.
We have a separate account managed by Sound Point Capital, with a balance of $58.1 million and $53.5 million as at September 30, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.2 million and $0.1 million in management fees for the nine months ended September 30, 2016 and 2015, respectively.

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fees charged pursuant to investments affiliated with entities owned by Trident or Sound Point Capital were negotiated on an arm's-length basis.
Goldman, Sachs & Co.
Affiliates of Goldman, Sachs & Co. ("Goldman Sachs") previously owned approximately 4.1% of our Voting Ordinary Shares and 100% of our Series C Non-Voting Ordinary Shares, which constituted an aggregate economic interest of approximately 17.5% (excluding the impact of Goldman Sachs’ warrants to acquire additional Series C Non-Voting Ordinary Shares). On September 15, 2016, Goldman Sachs affiliates: (i) sold a portion of their Voting Ordinary Shares, Series C Non-Voting Ordinary Shares, and warrants, following which they held an aggregate economic interest of approximately 8.5% and (ii) entered into an agreement to sell Series C Non-Voting Ordinary Shares to Canada Pension Plan Investment Board that, following closing, would result in Goldman Sachs holding an aggregate economic interest of approximately 2.3%. Sumit Rajpal, a managing director of Goldman Sachs, was appointed to our Board of Directors in connection with Goldman Sachs’ investment in Enstar and resigned on September 16, 2016.
As of September 30, 2016 and December 31, 2015, we had investments in funds (carried within other investments) affiliated with entities owned by Goldman Sachs, which had a fair value of $15.9 million and $39.6 million, respectively. The decrease was primarily due to a sale of one of the fund investments during the nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, we had an indirect investment in non-voting interests of two companies affiliated with Hastings Insurance Group Limited, which had a fair value of $56.0 million and $44.6 million, respectively. Goldman Sachs affiliates have an approximately 38% interest in the Hastings companies, and Mr. Rajpal serves as a director of the entities in which we have invested. For the nine months ended September 30, 2016 and 2015, we recognized net unrealized gains of $18.1 million and $14.0 million, respectively, in respect of the Goldman Sachs-affiliated investments. For the nine months ended September 30, 2016 and 2015, we recognized interest income of $0.7 million and $nil in respect of the Goldman Sachs-affiliated investments.
A Goldman Sachs affiliate provides investment management services to one of our subsidiaries. Our interests are held in accounts managed by affiliates of Goldman Sachs, with a balance of $790.8 million and $758.9 million as at September 30, 2016 and December 31, 2015, respectively, with respect to which we incurred approximately $0.6 million and $0.4 million in management fees for the nine months ended September 30, 2016 and 2015, respectively.
Fees charged pursuant to investments with affiliates of Goldman Sachs were negotiated on an arm's-length basis.
CPPIB
Canada Pension Plan Investment Board ("CPPIB"), together with management of Wilton Re, own 100% of the common stock of Wilton Re. Subsequent to the closing of our transaction with Wilton Re, on June 3, 2015, CPPIB purchased voting and non-voting shares in Enstar from FR XI Offshore AIV, L.P., First Reserve Fund XII, L.P., FR XII-A Parallel Vehicle L.P. and FR Torus Co-Investment, L.P. These shares constitute an approximately 9.3% voting interest and an approximately 9.8% aggregate economic interest in Enstar. On September 29, 2015, CPPIB exercised its acquired right to appoint a representative to our Board of Directors.
On September 15, 2016, CPPIB entered into an agreement with Goldman Sachs affiliates to acquire, subject to certain conditions, additional non-voting shares in Enstar that, following closing, would increase CPPIB’s aggregate economic interest in Enstar to approximately 16.0%. In addition, approximately 4.6% of our voting shares (constituting an aggregate economic interest of approximately 3.8%) are held indirectly by CPPIB through CPPIB Epsilon Ontario Limited Partnership ("CPPIB LP"). CPPIB is the sole limited partner of CPPIB LP, CPPIB Epsilon Ontario Trust ("CPPIB Trust") is the general partner, and CPPIB's director representative is the trustee of CPPIB Trust.
We also have a pre-existing reinsurance recoverable based on normal commercial terms from a company later acquired by Wilton Re, which was carried on our balance sheet at $11.2 million as of September 30, 2016.
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
We are also subject to credit risk in relation to funds held by reinsured companies. Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.0 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
We limit the amount of credit exposure to any one counterparty, and none of our counterparty credit exposures, excluding U.S. Government instruments and the funds held counterparty noted above, exceeded 10% of shareholders’ equity as of September 30, 2016.
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
Unfunded Investment Commitments
As at September 30, 2016, we had unfunded commitments to investment funds of $122.8 million.
Guarantees
As at September 30, 2016 and December 31, 2015, parental guarantees supporting subsidiaries' insurance obligations were $476.8 million and $334.2 million, respectively.
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
The following tables set forth selected and condensed consolidated statement of earnings results by segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$1,297	$32,550	$170,593	$18,955	$—	$223,395
Fees and commission income	1,316	5,679	—	—	—	6,995
Net investment income	35,346	853	5,478	16,618	(749)	57,546
Net realized and unrealized gains (losses)	70,374	(38)	(276)	362	—	70,422
Other income	1,692	52	93	605	(1,832)	610
	110,025	39,096	175,888	36,540	(2,581)	358,968
EXPENSES
Net incurred losses and LAE	(125,119)	13,823	104,394	—	—	(6,902)
Life and annuity policy benefits	—	—	—	21,753	—	21,753
Acquisition costs	121	12,041	38,151	2,602	(371)	52,544
General and administrative expenses	68,376	7,631	24,363	6,082	(1,461)	104,991
Interest expense	5,540	—	—	236	(749)	5,027
Net foreign exchange losses (gains)	1,023	148	1,004	145	—	2,320
	(50,059)	33,643	167,912	30,818	(2,581)	179,733
EARNINGS BEFORE INCOME TAXES	160,084	5,453	7,976	5,722	—	179,235
INCOME TAXES	(9,118)	(681)	1,571	(630)	—	(8,858)
NET EARNINGS	150,966	4,772	9,547	5,092	—	170,377
Less: Net losses (earnings) attributable to noncontrolling interest	(8,454)	(1,958)	(3,917)	—	—	(14,329)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$142,512	$2,814	$5,630	$5,092	$—	$156,048

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2016
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$11,208	$96,219	$495,710	$56,595	$—	$659,732
Fees and commission income	8,747	15,889	—	—	(5,051)	19,585
Net investment income	109,157	2,042	16,511	46,152	(2,030)	171,832
Net realized and unrealized gains (losses)	119,925	70	22,094	4,284	—	146,373
Other income	5,528	151	1,688	1,536	(1,832)	7,071
	254,565	114,371	536,003	108,567	(8,913)	1,004,593
EXPENSES
Net incurred losses and LAE	(173,363)	46,545	299,596	—	—	172,778
Life and annuity policy benefits	—	—	—	62,511	—	62,511
Acquisition costs	2,047	34,368	102,729	7,808	(654)	146,298
General and administrative expenses	187,938	20,668	85,829	17,109	(6,229)	305,315
Interest expense	17,036	—	—	846	(2,030)	15,852
Net foreign exchange losses (gains)	(1,193)	2,219	732	478	—	2,236
	32,465	103,800	488,886	88,752	(8,913)	704,990
EARNINGS BEFORE INCOME TAXES	222,100	10,571	47,117	19,815	—	299,603
INCOME TAXES	(17,277)	(1,939)	(4,417)	(1,207)	—	(24,840)
NET EARNINGS	204,823	8,632	42,700	18,608	—	274,763
Less: Net earnings attributable to noncontrolling interest	(11,539)	(3,542)	(17,520)	—	—	(32,601)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$193,284	$5,090	$25,180	$18,608	$—	$242,162

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$14,034	$33,031	$162,533	$21,453	$—	$231,051
Fees and commission income	4,680	7,487	1	—	(3,191)	8,977
Net investment income	20,776	546	3,998	15,879	(403)	40,796
Net realized and unrealized gains (losses)	(12,589)	27	(3,193)	625	—	(15,130)
Other income (expense)	3,162	99	(1,156)	268	—	2,373
	30,063	41,190	162,183	38,225	(3,594)	268,067
EXPENSES
Net incurred losses and LAE	(75,133)	11,101	96,391	—	—	32,359
Life and annuity policy benefits	—	—	—	22,989	—	22,989
Acquisition costs	1,267	10,409	32,797	5,333	—	49,806
General and administrative expenses	56,793	7,228	34,610	4,895	(3,191)	100,335
Interest expense	4,723	228	—	608	(403)	5,156
Net foreign exchange losses (gains)	(3,379)	814	1,626	98	—	(841)
	(15,729)	29,780	165,424	33,923	(3,594)	209,804
EARNINGS (LOSSES) BEFORE INCOME TAXES	45,792	11,410	(3,241)	4,302	—	58,263
INCOME TAXES	(8,944)	(1,012)	(533)	(1,773)	—	(12,262)
NET EARNINGS (LOSSES)	36,848	10,398	(3,774)	2,529	—	46,001
Less: Net losses (earnings) attributable to noncontrolling interest	5,824	(4,331)	1,548	—	—	3,041
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$42,672	$6,067	$(2,226)	$2,529	$—	$49,042

ENSTAR GROUP LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2015
	Non-life Run-off	Atrium	StarStone	Life and Annuities	Eliminations	Consolidated
INCOME
Net premiums earned	$49,824	$100,860	$423,851	$67,445	$—	$641,980
Fees and commission income	14,409	24,472	15	—	(9,308)	29,588
Net investment income	58,208	1,576	10,187	36,531	(635)	105,867
Net realized and unrealized gains (losses)	17,763	156	(1,846)	568	—	16,641
Other income	16,078	253	210	1,147	—	17,688
	156,282	127,317	432,417	105,691	(9,943)	811,764
EXPENSES
Net incurred losses and LAE	(117,103)	31,878	253,620	—	—	168,395
Life and annuity policy benefits	—	—	—	73,926	—	73,926
Acquisition costs	(6,309)	32,116	84,305	11,338	—	121,450
General and administrative expenses	164,952	25,521	97,714	12,017	(9,308)	290,896
Interest expense	10,069	3,193	—	1,408	(635)	14,035
Net foreign exchange losses (gains)	(2,784)	512	(554)	(634)	—	(3,460)
	48,825	93,220	435,085	98,055	(9,943)	665,242
EARNINGS (LOSSES) BEFORE INCOME TAXES	107,457	34,097	(2,668)	7,636	—	146,522
INCOME TAXES	(20,155)	(5,148)	(521)	(2,998)	—	(28,822)
NET EARNINGS (LOSSES)	87,302	28,949	(3,189)	4,638	—	117,700
Less: Net losses (earnings) attributable to noncontrolling interest	2,467	(13,041)	1,308	—	—	(9,266)
NET EARNINGS (LOSSES)ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$89,769	$15,908	$(1,881)	$4,638	$—	$108,434

Assets by Segment
Invested assets are managed on a subsidiary-by-subsidiary basis, and investment income and realized and unrealized gains (losses) on investments are recognized in each segment as earned. Our total assets as at September 30, 2016 and December 31, 2015 by segment were as follows (the elimination items include the elimination of intersegment assets):

	September 30,	December 31,
	2016	2015
Total assets:
Non-life Run-off	$8,097,487	$7,629,184
Atrium	601,302	555,621
StarStone	3,023,237	2,778,275
Life and annuities	1,686,859	1,734,945
Less:
Eliminations	(937,965)	(865,893)
	$12,470,920	$11,832,132

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this quarterly report and the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. Some of the information contained in this discussion and analysis or included elsewhere in this quarterly report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Cautionary Statement Regarding Forward-Looking Statements", and "Risk Factors" included in this quarterly report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
During the nine months ended September 30, 2016, we increased our book value per share on a fully diluted basis by 10.2% to $142.86 per share. The increase was primarily due to net earnings attributable to Enstar Group Limited of $242.2 million.
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
Our industry continues to experience challenging market conditions in underwriting and investing. We continue to see overcapacity in many markets for insurable risks, resulting in continued pressure on premium rates and terms and conditions. We seek to maintain a disciplined underwriting approach to underwrite for profitability in our active underwriting segments, StarStone and Atrium. For the nine months ended September 30, 2016 compared to 2015, gross premiums written decreased in our Atrium segment as certain business no longer met our underwriting standards. In our StarStone segment, gross premiums written increased through selective growth in certain specialty lines, which included the development of additional underwriting capabilities.
Low yields persist in the investment markets and investment returns remain volatile. We expect to maintain our investment strategy, which emphasizes the preservation of our assets, credit quality, and diversification. We will continue to seek superior risk-adjusted returns by allocating a portion of our portfolio to non-investment grade securities or alternative investments in accordance with our investment guidelines. During the three months ended September 30, 2016, investment markets recovered from the initial shock of the United Kingdom vote to leave the European Union

(commonly referred to as "Brexit"). For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, net investment income increased primarily due to our higher average invested assets and a higher yield obtained on those assets. Net investment income for the nine months ended September 30, 2016 also benefited from income on life settlements contracts and interest on funds held. Net unrealized gains on fixed maturity securities are significantly higher than last year due to lower treasury yields and tightening credit spreads.
Although there was significant volatility in the financial and foreign exchange markets following the Brexit referendum on June 23, 2016, this did not have a material impact on our financial statements. This volatility is expected to continue as the timing and nature of the United Kingdom's exit is yet to be determined. For companies based in the United Kingdom there is heightened uncertainty regarding trading relationships with countries in the European Union. Both our StarStone and Atrium operations have well-diversified sources of premium, which may mitigate the potential impact of Brexit. The majority of business written in StarStone and Atrium is in United States dollars, so the impact of currency volatility on those segments has not been significant. In addition, StarStone already has established operations within the European Economic Area. Lloyd's has stated its intention to retain passporting rights and to lobby the government to include this in its negotiations with the European Union, whilst also evaluating alternative models to access the markets. In the near-term, access to markets is unaffected until the United Kingdom triggers Article 50, and all contracts entered into up until that time are expected to remain valid into the post-Brexit period.
Recent Developments
Our transactions take the form of either acquisition of companies or loss portfolio transfer, where a reinsurance contract transfers a portfolio of loss and loss adjustment expenses ("LAE") liabilities from a (re)insurance counterparty to an Enstar-owned reinsurer.
Coca-Cola
On August 5, 2016, we entered into a reinsurance transaction with Coca-Cola pursuant to which we reinsured certain of Coca-Cola’s retention and deductible risks under its subsidiaries’ U.S. workers’ compensation, auto liability, general liability, and product liability insurance coverage. We assumed total gross reserves of $108.8 million, received total assets of $101.3 million and recorded a deferred charge of $7.5 million, included in other assets. We have transferred approximately $108.8 million into trust to support our obligations under the reinsurance agreements.  We provided a limited parental guarantee, subject to an overall maximum of approximately $27.0 million.

Allianz

On March 31, 2016, we completed our previously announced transaction with Allianz to reinsure portfolios of Allianz's run-off business. Pursuant to the reinsurance agreement effective January 1, 2016, our subsidiary reinsured 50% of certain portfolios of workers' compensation, construction defect, and asbestos, pollution, and toxic tort business originally held by Fireman's Fund Insurance Company, and assumed net reinsurance reserves of approximately $1.1 billion. Affiliates of Allianz retained approximately $1.1 billion of reinsurance premium as funds withheld collateral for the obligations of our subsidiary under the reinsurance agreement, and we transferred approximately $110.0 million to a reinsurance trust to further support our subsidiary's obligations. We earned interest on the funds withheld based upon an initial fixed interest rate for the nine months ended September 30, 2016 and thereafter we will receive a return based upon an underlying portfolio of investments. We have also provided a limited parental guarantee, which is subject to a maximum cap.  The combined monetary total of the support offered by us through the trust and parental guarantee is calculated in accordance with contractually defined terms and is capped at $270.0 million.
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
The loss ratio is calculated by dividing net incurred losses and LAE by net premiums earned. The acquisition cost ratio is calculated by dividing acquisition costs by net premiums earned. The other operating expense ratio is calculated by dividing other operating expenses by net premiums earned. The combined ratio is the sum of the loss ratio, the acquisition cost ratio and the other operating expense ratio. The ratios exclude expenses related to the holding companies, which we believe is the most meaningful presentation because these expenses are not incremental and/or directly related to the individual underwriting operations.
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

Consolidated Results of Operations - For the Three and Nine Months Ended September 30, 2016, and 2015
The following table sets forth our consolidated statements of earnings for each of the periods indicated. For a discussion of the critical accounting policies that affect the results of operations, see "Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$223,395	$231,051	$659,732	$641,980
Fees and commission income	6,995	8,977	19,585	29,588
Net investment income	57,546	40,796	171,832	105,867
Net realized and unrealized gains (losses)	70,422	(15,130)	146,373	16,641
Other income	610	2,373	7,071	17,688
	358,968	268,067	1,004,593	811,764
EXPENSES
Net incurred losses and LAE	(6,902)	32,359	172,778	168,395
Life and annuity policy benefits	21,753	22,989	62,511	73,926
Acquisition costs	52,544	49,806	146,298	121,450
General and administrative expenses	104,991	100,335	305,315	290,896
Interest expense	5,027	5,156	15,852	14,035
Net foreign exchange losses (gains)	2,320	(841)	2,236	(3,460)
	179,733	209,804	704,990	665,242
EARNINGS BEFORE INCOME TAXES	179,235	58,263	299,603	146,522
INCOME TAXES	(8,858)	(12,262)	(24,840)	(28,822)
NET EARNINGS	170,377	46,001	274,763	117,700
Less: Net losses (earnings) attributable to noncontrolling interest	(14,329)	3,041	(32,601)	(9,266)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$156,048	$49,042	$242,162	$108,434
Highlights
Consolidated Results of Operations for the Three Months Ended September 30, 2016

•	Consolidated net earnings of $156.0 million and basic and diluted earnings per share of $8.09 and $8.02, respectively

•	Net earnings from Non-life Run-off segment of $142.5 million, including investment results

•	Net investment income of $57.5 million and net realized and unrealized gains of $70.4 million

•	Net premiums earned of $223.4 million, including $170.6 million and $32.6 million in our StarStone and Atrium segments, respectively

•	Combined ratios of 97.9% and 92.0% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)
Consolidated Results of Operations for the Nine Months Ended September 30, 2016

•	Consolidated net earnings of $242.2 million and basic and diluted earnings per share of $12.55 and $12.46, respectively

•	Net earnings from Non-life Run-off segment of $193.3 million, including investments results

•	Net investment income of $171.8 million and net realized and unrealized gains of $146.4 million

•	Net premiums earned of $659.7 million, including $495.7 million and $96.2 million in our StarStone and Atrium segments, respectively

•	Combined ratios of 98.6% and 95.7% for the active underwriting operations within our StarStone and Atrium segments, respectively (refer to "Non-GAAP Financial Measures" above)
Consolidated Financial Condition as at September 30, 2016:

•	Total investments and cash of $8,740.8 million

•	Total reinsurance balances recoverable of $1,279.0 million

•	Total assets of $12,470.9 million

•	Shareholder's equity of $2,777.5 million and redeemable noncontrolling interest of $455.5 million

•	Total gross reserves for losses and LAE of $6,145.6 million, with $1,125.1 million of net reserves assumed in our non-life run-off operations during the nine months ended September 30, 2016

•	Policy benefits for life and annuity contracts of $1,280.0 million

•	Diluted book value per common share of $142.86
Consolidated Overview - For the Three Months Ended September 30, 2016 and 2015
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $156.0 million for the three months ended September 30, 2016, an increase of $107.0 million from $49.0 million for the three months ended September 30, 2015. Our comparative results were impacted by our acquisition activity during 2015, when we acquired Sussex, Wilton Re’s life settlements business, and Alpha, and by our completed loss portfolio transfer reinsurance transactions during 2016 and 2015 with Allianz SE, Coca-Cola, Reciprocal of America, Voya and Sun Life.
The most significant drivers of our consolidated financial performance during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 included:

•
Non-life Run-off - Net earnings provided by the Non-life Run-off segment for the three months ended September 30, 2016 were $142.5 million compared to $42.7 million for the three months ended September 30, 2015. The increase in net earnings was primarily due to improved investment results and a higher reduction in estimates of net ultimate incurred losses, partially offset by higher general and administrative expenses and higher net earnings attributed to noncontrolling interest;

•
StarStone - Net earnings attributable to the StarStone segment were $5.6 million for the three months ended September 30, 2016, compared to net losses of $2.2 million for the three months ended September 30, 2015. This was primarily due to lower general and administrative expenses and improved investment results;

•	Atrium - Net earnings for the three months ended September 30, 2016 and 2015 were $2.8 million and $6.1 million, respectively;

•
Life and Annuities - Net earnings for the three months ended September 30, 2016 were $5.1 million compared to $2.5 million for the three months ended September 30, 2015, with the 2016 earnings primarily due to lower acquisition and benefit costs during the period;

•
Net Investment Income - Total net investment income was $57.5 million and $40.8 million for the three months ended September 30, 2016 and 2015, respectively. The increase in net investment income was primarily attributable to a higher yield obtained on our invested assets. Net investment income for the three months ended September 30, 2016 also benefited from an increase of $7.2 million from the interest on funds held;

•
Net Realized and Unrealized Gains (Losses) - For the three months ended September 30, 2016, net realized and unrealized gains were $70.4 million compared to net realized and unrealized losses of $15.1 million in 2015. This increase was primarily attributable to higher net unrealized gains in 2016 due to the increase in valuations of our fixed maturity securities as treasury yields moved lower and credit spreads tightened during the period;

•
Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the three months ended September 30, 2016, the noncontrolling interest in earnings was $14.3 million, compared to the noncontrolling interest in losses of $3.0 million for the three months ended September 30, 2015, respectively, primarily reflecting improved results in the StarStone segment.
Consolidated Overview - For the Nine Months Ended September 30, 2016 and 2015
We reported consolidated net earnings attributable to Enstar Group Limited shareholders of $242.2 million for the nine months ended September 30, 2016, an increase of $133.7 million from $108.4 million for the nine months ended September 30, 2015. Our comparative results were impacted by our acquisition activity and completed loss portfolio transfer reinsurance transactions noted above.
The most significant drivers of our consolidated financial performance during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 included:

•
Non-life Run-off - Net earnings provided by the Non-life Run-off segment for the nine months ended September 30, 2016 and 2015 were $193.3 million and $89.8 million respectively. This was primarily due to improved investment results during the period;

•
StarStone - Net earnings attributable to the StarStone segment were $25.2 million for the nine months ended September 30, 2016, compared to net losses of $1.9 million for the nine months ended September 30, 2015. This was primarily due to improved investment results during the period;

•
Atrium - Net earnings for the nine months ended September 30, 2016 were $5.1 million compared to $15.9 million for the nine months ended September 30, 2015. The current period included lower favorable prior year loss development and some large loss activity, partially offset by a decrease in general and administrative expenses;

•
Life and Annuities - Net earnings for the nine months ended September 30, 2016 were $18.6 million compared to $4.6 million for the nine months ended September 30, 2015. The increase was primarily due to higher net investment results in the nine months ended September 30, 2016, which included life settlements income of $16.8 million and $9.3 million for the nine months ended September 30, 2016 and 2015 respectively;

•
Net Investment Income - Total net investment income was $171.8 million and $105.9 million for the nine months ended September 30, 2016 and 2015, respectively. Net investment income increased due to our higher average invested assets and a higher yield obtained on those assets. Net investment income for the nine months ended September 30, 2016 also benefited from an increase in income from our life settlements business as well as interest on funds held of $22.4 million;

•
Net Realized and Unrealized Gains (Losses) - For the nine months ended September 30, 2016, net realized and unrealized gains were $146.4 million compared to $16.6 million in 2015. This increase was primarily attributable to higher net unrealized gains due to the increase in valuations of our fixed maturity securities as treasury yields moved lower and credit spreads tightened during the period;

•
Noncontrolling Interest - Noncontrolling interest in earnings is directly attributable to the results from those subsidiary companies in which there are either noncontrolling interests or redeemable noncontrolling interests. For the nine months ended September 30, 2016 and 2015, the noncontrolling interest in earnings was $32.6 million and $9.3 million, respectively, primarily reflecting improved results in the StarStone segment.

Results of Operations by Segment - For the Three and Nine Months Ended September 30, 2016, and 2015
We have four segments of business that are each managed, operated and reported on separately: (i) Non-life Run-off; (ii) Atrium; (iii) StarStone; and (iv) Life and Annuities. For a description of our segments, see "Item 1. Business - Operating Segments" in our Annual Report on Form 10-K for the year ended December 31, 2015.
The below table provides a split by operating segment of the net earnings attributable to Enstar Group Limited:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands of U.S. dollars)
Segment split of net earnings attributable to Enstar Group Limited:
Non-life Run-off	$142,512	$42,672	$193,284	$89,769
Atrium	2,814	6,067	5,090	15,908
StarStone	5,630	(2,226)	25,180	(1,881)
Life and Annuities	5,092	2,529	18,608	4,638
Net earnings attributable to Enstar Group Limited	$156,048	$49,042	$242,162	$108,434
The following is a discussion of our results of operations by segment.

Non-life Run-off Segment
Our Non-Life Run-off segment comprises the operations of our subsidiaries that are running off their property and casualty and other non-life lines of business, including the run-off business of Arden Reinsurance Company Ltd. ("Arden") and StarStone. It also includes our smaller management business, which manages the run-off portfolios of third parties through our service companies. The following is a discussion and analysis of the results of operations for our Non-life Run-off segment for the three and nine months ended September 30, 2016, and 2015, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$1,297	$14,034	$(12,737)	$11,208	$49,824	$(38,616)
Fees and commission income	1,316	4,680	(3,364)	8,747	14,409	(5,662)
Net investment income	35,346	20,776	14,570	109,157	58,208	50,949
Net realized and unrealized gains (losses)	70,374	(12,589)	82,963	119,925	17,763	102,162
Other income	1,692	3,162	(1,470)	5,528	16,078	(10,550)
	110,025	30,063	79,962	254,565	156,282	98,283
EXPENSES
Net incurred losses and LAE	(125,119)	(75,133)	(49,986)	(173,363)	(117,103)	(56,260)
Acquisition costs	121	1,267	(1,146)	2,047	(6,309)	8,356
General and administrative expenses	68,376	56,793	11,583	187,938	164,952	22,986
Interest expense	5,540	4,723	817	17,036	10,069	6,967
Net foreign exchange losses (gains)	1,023	(3,379)	4,402	(1,193)	(2,784)	1,591
	(50,059)	(15,729)	(34,330)	32,465	48,825	(16,360)
EARNINGS BEFORE INCOME TAXES	160,084	45,792	114,292	222,100	107,457	114,643
INCOME TAXES	(9,118)	(8,944)	(174)	(17,277)	(20,155)	2,878
NET EARNINGS	150,966	36,848	114,118	204,823	87,302	117,521
Less: Net loss (earnings) attributable to noncontrolling interest	(8,454)	5,824	(14,278)	(11,539)	2,467	(14,006)
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$142,512	$42,672	$99,840	$193,284	$89,769	$103,515
Overall Results
Three Months Ended September 30: Net earnings were $142.5 million and $42.7 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $99.8 million. This was primarily due to favorable investment results and reductions in estimates of net ultimate losses, partially offset by higher general and administrative expenses, amongst other items.
Nine Months Ended September 30: Net earnings for the nine months ended September 30, 2016 and 2015 increased as a result of favorable investment results in 2016 and reductions in estimates of net ultimate losses, partially offset by increases in general and administrative expenses, amongst other items.
The major components of earnings are discussed below, except for investment results which are separately discussed below in "Investments."

Net Premiums Earned:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Gross premiums written	$2,066	$6,874	$(4,808)	$15,829	$31,788	$(15,959)
Ceded reinsurance premiums written	(2,293)	(3,064)	771	(8,009)	(42,931)	34,922
Net premiums written	(227)	3,810	(4,037)	7,820	(11,143)	18,963
Gross premiums earned	2,054	31,257	(29,203)	19,217	109,414	(90,197)
Ceded reinsurance premiums earned	(757)	(17,223)	16,466	(8,009)	(59,590)	51,581
Net premiums earned	$1,297	$14,034	$(12,737)	$11,208	$49,824	$(38,616)
Because business in this segment is in run-off, our general expectation is for premiums associated with legacy business to decline in future periods. However, the actual amount in any particular year will be impacted by new acquisitions during the year and the run-off of premiums from acquisitions completed in recent years.
Three and Nine Months Ended September 30: Premiums written and earned in the three and nine months ended September 30, 2016, and 2015 were primarily attributable to Sussex and Alpha's run-off business for the obligatory renewal of certain policies that we are in the process of placing into run-off. The premiums earned are generally offset by net incurred losses and LAE relating to the premiums.
Fees and Commission Income:
Three and Nine Months Ended September 30: Our management companies in the Non-life Run-off segment earned fees and commission income of $1.3 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively, and $8.7 million and $14.4 million for the nine months ended September 30, 2016 and 2015, respectively. While our consulting subsidiaries continue to provide management and consultancy services, claims inspection services and reinsurance collection services to third-party clients in limited circumstances, the core focus of these subsidiaries is providing in-house services to companies within the Enstar group.
Net Incurred Losses and LAE:
The following table shows the components of net incurred losses and LAE for the Non-life-Run-off segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$107,260	$2,050	$109,310	$138,454	$4,558	$143,012
Net change in case and LAE reserves (1)	(323,301)	55	(323,246)	(101,820)	2,634	(99,186)
Net change in IBNR reserves (1)	(60,634)	777	(59,857)	(102,615)	3,373	(99,242)
Amortization of deferred charge	154,102	—	154,102	3,699	—	3,699
Increase (reduction) in estimates of net ultimate losses	(122,573)	2,882	(119,691)	(62,282)	10,565	(51,717)
Increase (reduction) in provisions for bad debt	(502)	—	(502)	(3,632)	—	(3,632)
Increase (reduction) in provisions for unallocated LAE	(10,861)	55	(10,806)	(20,269)	—	(20,269)
Amortization of fair value adjustments	5,880	—	5,880	485	—	485
Net incurred losses and LAE	$(128,056)	$2,937	$(125,119)	$(85,698)	$10,565	$(75,133)
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

	Nine Months Ended September 30,
	2016			2015
	Prior Periods	Current Period	Total	Prior Periods	Current Period	Total
	(in thousands of U.S. dollars)
Net losses paid	$378,581	$6,098	$384,679	$354,149	$18,563	$372,712
Net change in case and LAE reserves (1)	(507,102)	511	(506,591)	(220,633)	10,117	$(210,516)
Net change in IBNR reserves (1)	(202,387)	2,631	(199,756)	(237,635)	25,158	$(212,477)
Amortization of deferred charge	162,741	—	162,741	3,699	—	3,699
Increase (reduction) in estimates of net ultimate losses	(168,167)	9,240	(158,927)	(100,420)	53,838	(46,582)
Increase (reduction) in provisions for bad debt	(7,132)	—	(7,132)	(24,071)	—	(24,071)
Increase (reduction) in provisions for unallocated LAE	(25,451)	284	(25,167)	(41,955)	—	(41,955)
Amortization of fair value adjustments	17,863	—	17,863	(4,495)	—	(4,495)
Net incurred losses and LAE	$(182,887)	$9,524	$(173,363)	$(170,941)	$53,838	$(117,103)
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
Three Months Ended September 30: The reduction in net incurred losses and LAE for the three months ended September 30, 2016 of $125.1 million included net incurred losses and LAE of $2.9 million related to current period net premiums earned of $1.6 million, primarily related to the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $128.1 million, which was attributable to a reduction in estimates of net ultimate losses of $122.6 million, a reduction in provisions for bad debt of $0.5 million and a reduction in provisions for unallocated LAE of $10.9 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $5.9 million. The reduction in provisions for bad debt of $0.5 million was the result of the reduction in a provision for disputes with reinsurers. The reduction in estimates of net ultimate losses for the three months ended September 30, 2016 included a net change in case and IBNR reserves of $226.8 million related to certain of our workers compensation business in the United States. This reduction resulted from an actuarial review completed during the third quarter of 2016 and considered favorable loss experience and our knowledge of comparable portfolios of business. This reduction of estimates in net ultimate losses for workers compensation business in the three months ended September 30, 2016 was reduced by amortization of the deferred charge of $153.8 million, which was comprised of $115.2 million related to a reduction in the liability for losses and LAE, and $38.6 million primarily related to a change in the expected return on the underlying assets.
The reduction in net incurred losses and LAE for the three months ended September 30, 2015 of $75.1 million included net incurred losses and LAE of $10.6 million related to current period net premiums earned of $16.8 million, primarily related to the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $85.7 million, which was attributable to a reduction in estimates of net ultimate losses of $62.3 million, a reduction in provisions for bad debt of $3.6 million, a reduction in provisions for unallocated LAE of $20.3 million, relating to 2015 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $0.5 million.
Nine Months Ended September 30: The reduction in net incurred losses and LAE for the nine months ended September 30, 2016 of $173.4 million included net incurred losses and LAE of $9.5 million related to current period net premiums earned of $6.6 million, primarily related to the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $182.9 million, which was attributable to a reduction in estimates of net ultimate losses of $168.2 million, a reduction in provisions for bad debt of $7.1 million and a reduction in provisions for unallocated LAE of $25.5 million, relating to 2016 run-off activity, partially offset by amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $17.9 million.The reduction in provisions for bad debt of $7.1 million was a result of the collection of certain reinsurance recoverables against which provisions for bad debt had been provided in earlier periods. As discussed above for the three months ended September 30, 2016, the reduction in estimates of net ultimate losses included the results of an actuarial review on certain of our U.S. workers compensation business, partially offset by amortization of the related deferred charge.
The reduction in net incurred losses and LAE for the nine months ended September 30, 2015 of $117.1 million included net incurred losses and LAE of $53.8 million related to current period net earned premium of $49.8 million, primarily related to the run-off business acquired with Sussex. Net incurred losses and LAE liabilities relating to prior periods were reduced by $170.9 million, which was attributable to a reduction in estimates of net ultimate losses of $100.4 million, reduction in provisions for bad debt of $24.1 million, a reduction in provisions for unallocated LAE liabilities of $42.0 million, relating to 2015 run-off activity, and amortization of fair value adjustments over the estimated payout period relating to companies acquired amounting to $4.5 million.
Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $0.1 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $2.0 million and $(6.3) million for the nine months ended September 30, 2016 and 2015, respectively. Acquisition costs for the three and nine months ended September 30, 2016 primarily related to net premiums earned on the Alpha Insurance business that was placed into run-off, while the recovery in 2015 related to StarStone legacy business that was placed into run-off.
General and Administrative Expenses:
Three and Nine Months Ended September 30: General and administrative expenses were $68.4 million and $56.8 million for the three months ended September 30, 2016 and 2015, respectively, and $187.9 million and $165.0 million for the nine months ended 2016 and 2015, respectively. The increase in general and administrative expenses was primarily related to our recent acquisitions resulting in both an increased employee headcount and certain non-recurring charges incurred in 2016.
Interest Expense:
Three and Nine Months Ended September 30: Interest expense was $5.5 million and $4.7 million for the three months ended September 30, 2016 and 2015, respectively, and $17.0 million and $10.1 million for the nine months ended 2016 and 2015, respectively. The increase in interest expense was primarily due to the increase in loans outstanding in 2016 as a result of drawdowns for acquisitions and significant new business during 2015.
Net Foreign Exchange Losses (Gains)
Three and Nine Months Ended September 30: Net foreign exchange losses (gains) were $1.0 million and $(3.4) million for the three months ended September 30, 2016 and 2015, respectively. We recorded net foreign exchange gains of $1.2 million and $2.8 million for the nine months ended September 30, 2016 and 2015, respectively. Refer to Item 3. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Risk" of this Quarterly Report for further information regarding our foreign currency exposures, how we manage them, and recent actions taken to hedge certain net exposures denominated in Euros, Canadian dollars and Australian dollars.
Noncontrolling Interest:
Three and Nine Months Ended September 30: Noncontrolling interest in earnings (losses) of our Non-life Run-off segment were $8.5 million and ($5.8) million for the three months ended September 30, 2016 and 2015, respectively. Noncontrolling interest in earnings (losses) of our Non-life Run-off segment were $11.5 million and ($2.5) million for the three months ended September 30, 2016 and 2015, respectively. During the year ended December 31, 2015, the number of subsidiaries in this segment with a noncontrolling interest decreased from 7 as at December 31, 2014 to 2 as at December 31, 2015 due primarily to the repurchases made during 2015 as described in "Item 1. Business - Other Transactions" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Atrium Segment
The Atrium segment includes Atrium 5 Ltd. ("Atrium 5"), AUL, Northshore Holdings Limited ("Holding Company"), and an allocation of financing costs up until December 31, 2015 ("Enstar Specific Expenses"). Atrium 5 results represent its proportionate share of the results of Syndicate 609 for which it provides 25% of the underwriting capacity and capital. AUL results largely represent fees charged to Syndicate 609 and a 20% profit commission on the results of the syndicate less general and administrative expenses incurred in managing the syndicate. AUL also includes other Atrium Group non-syndicate fee income and associated expenses. The Holding Company results include the amortization of intangible assets that were fair valued upon acquisition, and Enstar Specific Expenses represent our acquisition financing costs.
The following is a discussion and analysis of the results of operations for our Atrium segment for the three and nine months ended September 30, 2016 and 2015, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	32,550	33,031	(481)	96,219	100,860	(4,641)
Fees and commission income	5,679	7,487	(1,808)	15,889	24,472	(8,583)
Net investment income	853	546	307	2,042	1,576	466
Net realized and unrealized gains (losses)	(38)	27	(65)	70	156	(86)
Other income	52	99	(47)	151	253	(102)
	39,096	41,190	(2,094)	114,371	127,317	(12,946)
EXPENSES
Net incurred losses and LAE	13,823	11,101	2,722	46,545	31,878	14,667
Acquisition costs	12,041	10,409	1,632	34,368	32,116	2,252
General and administrative expenses	7,631	7,228	403	20,668	25,521	(4,853)
Interest expense	—	228	(228)	—	3,193	(3,193)
Net foreign exchange losses (gains)	148	814	(666)	2,219	512	1,707
	33,643	29,780	3,863	103,800	93,220	10,580
EARNINGS BEFORE INCOME TAXES	5,453	11,410	(5,957)	10,571	34,097	(23,526)
INCOME TAXES	(681)	(1,012)	331	(1,939)	(5,148)	3,209
NET EARNINGS	4,772	10,398	(5,626)	8,632	28,949	(20,317)
Less: Net earnings attributable to noncontrolling interest	(1,958)	(4,331)	2,373	(3,542)	(13,041)	9,499
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	2,814	6,067	(3,253)	5,090	15,908	(10,818)
Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Atrium 5	$1,617	$4,197	$(2,580)	$2,360	$13,777	$(11,417)
AUL	1,551	2,003	(452)	3,679	7,022	(3,343)
Atrium Total	3,168	6,200	(3,032)	6,039	20,799	(14,760)
Holding Company	(354)	95	(449)	(949)	(1,698)	749
Enstar Specific Expenses	—	(228)	228	—	(3,193)	3,193
NET EARNINGS ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$2,814	$6,067	$(3,253)	$5,090	$15,908	$(10,818)
Net earnings shown above excludes unrealized investment gains (losses) and foreign currency translation adjustments relating to Atrium's available-for-sale investments, which are recognized in accumulated other comprehensive income. After attribution to noncontrolling interests, these amounts were a loss of $0.1 million and a gain of $2.4 million for the three and nine months ended September 30, 2016, respectively, and a loss of $0.4 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.
Underwriting Performance
In evaluating the underwriting performance of the Atrium segment, we consider the insurance ratios of Atrium 5, which is the active underwriting component of the segment and excludes AUL and the Holding Company. Atrium 5's insurance ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	(Favorable) Unfavorable	2016	2015	(Favorable) Unfavorable
Loss ratio (1)	42.0%	33.6%	8.4%	48.1%	30.0%	18.1%
Acquisition cost ratio (1)	37.9%	31.5%	6.4%	35.7%	31.8%	3.9%
Other operating expense ratio (1)	12.1%	12.7%	(0.6)%	11.9%	14.9%	(3.0)%
Combined ratio (1)	92.0%	77.8%	14.2%	95.7%	76.7%	19.0%
(1) Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the three months ended September 30, 2016 and 2015, respectively: net premiums earned of $32,550 and $33,031, net incurred losses and LAE of $13,687 and $11,099, acquisition costs of $12,346 and $10,409, and other operating expenses of $3,926 and $4,186. The ratios are based upon the following amounts for Atrium 5, which exclude amounts for AUL and the Holding Company, for the nine months ended September 30, 2016 and 2015, respectively: net premiums earned of $96,219 and $100,860, net incurred losses and LAE of $46,257 and $30,281, acquisition costs of $34,368 and $32,116, and other operating expenses of $11,412 and $15,021.
The higher combined ratio of Atrium 5 for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 was due to increases in the net loss and acquisition cost ratios, partially offset by a lower operating expense ratio. This was primarily attributable to lower favorable prior year loss development in the nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, and a series of large losses in 2016. The 2016 large losses included earthquakes in Taiwan, Ecuador and Japan; flooding in Europe; wildfires in Canada; and hailstorms in the United States.

The decrease in the AUL result in the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 reflects decreased profit commission earned from the results of Syndicate 609.
Holding Company Expenses and Enstar Specific Expenses are included below under "General and Administrative Expenses" and "Interest Expense", respectively.
Investment results are separately discussed below in "Investments."

Gross Premiums Written:
The following table provides gross premiums written by line of business for the Atrium segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$5,153	$5,373	$(220)	$15,649	$18,353	$(2,704)
Property and Casualty Binding Authorities	9,828	7,899	1,929	28,893	24,120	4,773
Upstream Energy	1,476	1,924	(448)	7,873	10,364	(2,491)
Reinsurance	3,186	1,476	1,710	13,137	13,129	8
Accident and Health	2,860	2,344	516	10,432	9,588	844
Non-Marine Direct and Facultative	4,080	4,463	(383)	12,665	12,875	(210)
Liability	5,694	4,384	1,310	15,827	14,739	1,088
Aviation	1,735	2,687	(952)	7,046	10,205	(3,159)
Terrorism(1)	1,026	798	228	2,815	2,674	141
Total	$35,038	$31,348	$3,690	$114,337	$116,047	$(1,710)
(1) Terrorism previously included war-related premiums which have been reclassified to aviation and marine lines. For the three months ended September 30, 2015, gross written premiums of $0.6 million and $1.5 million were reclassified to the marine and aviation lines, respectively. For the nine months ended September 30, 2015, net earned premiums of $1.9 million and $4.1 million were reclassified to the marine and aviation lines, respectively.
See below for a discussion of the drivers of the change in net premiums written and earned for the three and nine months ended September 30, 2016 and 2015.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the Atrium segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Marine	$4,617	$5,404	$(787)	$13,705	$16,818	$(3,113)
Property and Casualty Binding Authorities	9,298	7,754	1,544	26,145	22,072	4,073
Upstream Energy	1,784	3,474	(1,690)	6,436	10,786	(4,350)
Reinsurance	3,284	2,673	611	9,251	9,055	196
Accident and Health	3,408	2,852	556	9,882	8,982	900
Non-Marine Direct and Facultative	3,452	3,780	(328)	10,128	10,976	(848)
Liability	4,482	4,526	(44)	13,425	13,884	(459)
Aviation	1,414	1,805	(391)	4,870	6,161	(1,291)
Terrorism (2)	811	763	48	2,377	2,126	251
Total	$32,550	$33,031	$(481)	$96,219	$100,860	$(4,641)
(2) Terrorism previously included war-related premiums which have been reclassified to aviation and marine lines. For the three months ended September 30, 2015, net earned premiums of $0.5 million and $0.5 million were reclassified to the marine and aviation lines, respectively. For the nine months ended September 30, 2015, net earned premiums of $1.9 million and $1.6 million were reclassified to the marine and aviation lines, respectively.
Three and Nine Months Ended September 30: Net premiums earned for the Atrium segment were $32.6 million and $33.0 million for the three months ended September 30, 2016 and 2015, respectively. Net premiums earned for the Atrium segment were $96.2 million and $100.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in net premiums earned was due to our underwriting discipline to non-renew certain business that no longer met our underwriting standards, particularly in the marine and upstream energy lines. We are seeing continued pressure on premium rates and terms and conditions due to overcapacity in many markets for insurable risks. We continue to focus on risk selection and underwriting for profitability. These premium decreases were partially offset by the increase in the property and casualty binding authority line, which reflects the continued success of AU Gold, Atrium's proprietary online underwriting platform.
Fees and Commission Income:
Three and Nine Months Ended September 30: Fees and commission income were $5.7 million and $7.5 million for the three months ended September 30, 2016 and 2015, respectively, and $15.9 million and $24.5 million for the nine months ended September 30, 2016 and 2015, respectively. The fees primarily represent profit commission fees earned by us in relation to AUL’s management of Syndicate 609 and other underwriting consortiums. The decrease was due primarily to less profit commission on lower syndicate profits in the three and nine months ended September 30, 2016 as compared with the three and nine months ended September 30, 2015.
Net Incurred Losses and LAE:
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2016 and 2015 were $13.8 million and $11.1 million, respectively. Net favorable prior year loss development for the three months ended September 30, 2016 and 2015 was $6.0 million and $5.3 million, respectively. Net favorable prior year loss development in the three months ended September 30, 2016 was spread across most lines of business. Net favorable prior year loss development in the three months ended September 30, 2015 primarily related to the reinsurance, professional liability, marine and energy liability lines of business. Excluding prior year loss development, net incurred losses and LAE for the three months ended September 30, 2016 and 2015 were $19.8 million and $16.4 million, respectively. The increase in net incurred losses and LAE, excluding prior year loss development, was due to the large losses in 2016, as discussed above in "Underwriting Performance", compared to a lower level of losses in 2015.
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2016 and 2015 were $46.5 million and $31.9 million, respectively. Net favorable prior year loss development for the nine months ended September 30, 2016 and 2015 was $9.9 million and $16.9 million, respectively. Net favorable prior year loss development in the nine months ended September 30, 2016 was spread across most lines of business. Net favorable prior year loss development in the nine months ended September 30, 2015 primarily related to the professional indemnity, aviation, marine and upstream energy lines of business. Excluding prior year loss development, net incurred losses and LAE for the nine months ended September 30, 2016 and 2015 were $56.5 million and $48.8 million, respectively. The increase in net incurred losses and LAE, excluding prior year loss development, was due to the large losses in 2016 as described above, and other notable 2016 losses in the war and terrorism and aviation lines, compared to a lower level of losses in 2015.
Acquisition Costs:
Three and Nine Months Ended September 30: Acquisition costs were $12.0 million and $10.4 million for the three months ended September 30, 2016 and 2015, respectively, and $34.4 million and $32.1 million for the nine months ended September 30, 2016 and 2015, respectively. The Atrium 5 acquisition cost ratios for the three months ended September 30, 2016 and 2015 were 37.9% and 31.5%, respectively, an increase of 6.4%. The Atrium 5 acquisition cost ratios for the nine months ended September 30, 2016 and 2015 were 35.7% and 31.8%, respectively, an increase of 3.9%. The increase for the three and nine months ended September 30, 2016 was due to higher profit commissions payable on certain underlying business that performed well.
General and Administrative Expenses:
Three and Nine Months Ended September 30: General and administrative expenses for the Atrium segment were relatively consistent at $7.6 million and $7.2 million for the three months ended September 30, 2016 and 2015, respectively. General and administrative expenses for the Atrium segment were $20.7 million and $25.5 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $4.9 million was primarily due to lower bonus accruals resulting from lower net earnings in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Interest Expense:
Three and Nine Months Ended September 30: For the three and nine months ended September 30, 2016, interest was no longer incurred by the Atrium segment. Interest expense was $0.2 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. The interest expense for the three and nine months ended September 30, 2015 was in respect of borrowings under the Enstar revolving credit facility, which was an Enstar-specific expense.
Noncontrolling Interest:
Three and Nine Months Ended September 30: Noncontrolling interest in earnings of the Atrium segment was $2.0 million and $4.3 million for the three months ended September 30, 2016 and 2015, respectively. Noncontrolling interest in earnings of the Atrium segment was $3.5 million and $13.0 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and 2015, Trident and Dowling had a combined 41.03% noncontrolling interest in the Atrium segment, although their share of net earnings for the three and nine months ended September 30, 2015 was higher due primarily to the interest expense recorded in the segment, which was an Enstar-specific expense.

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
The following is a discussion and analysis of the results of operations for the StarStone segment for the three and nine months ended September 30, 2016 and 2015, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$170,593	$162,533	$8,060	$495,710	$423,851	$71,859
Fee and commission income	—	1	(1)	—	15	(15)
Net investment income	5,478	3,998	1,480	16,511	10,187	6,324
Net realized and unrealized gains (losses)	(276)	(3,193)	2,917	22,094	(1,846)	23,940
Other income (expense)	93	(1,156)	1,249	1,688	210	1,478
	175,888	162,183	13,705	536,003	432,417	103,586
EXPENSES
Net incurred losses and LAE	104,394	96,391	8,003	299,596	253,620	45,976
Acquisition costs	38,151	32,797	5,354	102,729	84,305	18,424
General and administrative expenses	24,363	34,610	(10,247)	85,829	97,714	(11,885)
Net foreign exchange losses (gains)	1,004	1,626	(622)	732	(554)	1,286
	167,912	165,424	2,488	488,886	435,085	53,801
EARNINGS (LOSSES) BEFORE INCOME TAXES	7,976	(3,241)	11,217	47,117	(2,668)	49,785
INCOME TAXES	1,571	(533)	2,104	(4,417)	(521)	(3,896)
NET EARNINGS (LOSSES)	9,547	(3,774)	13,321	42,700	(3,189)	45,889
Less: Net losses (earnings) attributable to noncontrolling interest	(3,917)	1,548	(5,465)	(17,520)	1,308	(18,828)
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,630	$(2,226)	$7,856	$25,180	$(1,881)	$27,061

Overall Results
An analysis of the components of the segment's net earnings is shown below, after the attribution of net earnings to noncontrolling interest.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
StarStone(1)	$5,403	$1,521	$3,882	$24,378	$7,244	$17,134
Holding Company	227	(3,747)	3,974	802	(9,125)	9,927
NET EARNINGS (LOSSES) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,630	$(2,226)	$7,856	$25,180	$(1,881)	$27,061
(1) StarStone's net earnings before noncontrolling interest were $9.2 million and $41.3 million for three and nine months ended September 30, 2016, respectively, and $2.6 million and $12.3 million for the three and nine months ended September 30, 2015, respectively.

Three Months Ended September 30: Net earnings (losses) were $5.6 million and $(2.2) million for the three months ended September 30, 2016 and 2015, respectively, an increase of $7.9 million. This was primarily due to a decrease of $10.2 million in general and administrative expenses in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. General and administrative expenses are separately discussed below in "General and Administrative Expenses".

Nine Months Ended September 30: Net earnings (losses) were $25.2 million and $(1.9) million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $27.1 million. This was primarily due to an increase of $23.9 million in net realized and unrealized gains (losses) in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The Holding Company result comprises the amortization of definite-lived intangible assets and certain general and administrative expenses.

Underwriting Performance
In evaluating the underwriting performance of the StarStone segment, we consider the insurance ratios of StarStone, which is the active underwriting component of the segment and excludes the Holding Company. StarStone's insurance ratios are shown below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	(Favorable) Unfavorable	2016	2015	(Favorable) Unfavorable
Loss ratio (1)	61.3%	59.5%	1.8%	60.8%	59.8%	1.0%
Acquisition cost ratio (1)	22.3%	20.1%	2.2%	20.7%	19.8%	0.9%
Other operating expense ratio (1)	14.3%	17.1%	(2.8)%	17.1%	19.5%	(2.4)%
Combined ratio (1)	97.9%	96.7%	1.2%	98.6%	99.1%	(0.5)%

(1)
Refer to "Non-GAAP Financial Measures" for a description of how these ratios are calculated. The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the three months ended September 30, 2016 and 2015, respectively: net premiums earned of $170,701 and $162,892, net incurred losses and LAE of $104,716 and $96,885, acquisition costs of $38,151 and $32,797, and other operating expenses of $24,363 and $27,912.The ratios are based upon the following amounts for StarStone, which exclude Holding Company amounts, for the nine months ended September 30, 2016 and 2015, respectively: net premiums earned of $495,370 and $426,629, net incurred losses and LAE of $301,376 and $255,150, acquisition costs of $102,729 and $84,305, and other operating expenses of $84,579 and $83,341.

Three Months Ended September 30: The combined ratio was higher for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, reflecting an overall increase of 1.2%, as the higher loss and acquisition ratios were partially offset by a lower other operating expense ratio. The higher loss ratio was primarily due to changes in the mix of business. The higher acquisition cost ratio was primarily due to increased broker commissions in the London market in certain lines of business. The lower other operating ratio was primarily due to favorable movements in foreign exchange rates on our expenses that are denominated in British Pounds and translated into U.S. dollars.
Nine Months Ended September 30: The combined ratio improved by 0.5% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to a reduction in the other operating expense ratio of 2.4% as a result of an increase in net premiums earned whilst we maintained a relatively consistent expense base, and also favorable movements in foreign exchange rates.

Gross Premiums Written:
The following table provides gross premiums written by line of business for the StarStone segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$66,824	$63,693	$3,131	$200,365	$185,449	$14,916
Marine	43,697	28,046	15,651	156,061	116,002	40,059
Property	45,914	41,424	4,490	149,892	180,719	(30,827)
Aerospace	16,883	24,609	(7,726)	42,759	61,819	(19,060)
Workers' Compensation	18,759	15,652	3,107	83,412	61,189	22,223
Total	$192,077	$173,424	$18,653	$632,489	$605,178	$27,311
Three Months Ended September 30: Gross premiums written were $192.1 million and $173.4 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $18.7 million. The casualty, marine, property and workers’ compensation lines of business continued to grow, increasing by $3.1 million, $15.7 million, $4.5 million and $3.1 million, respectively, as we continued to selectively underwrite certain specialty products and expand our distribution in these lines of business, partly due to new business underwritten by underwriters we hired in late 2015. The decrease in aerospace of $7.7 million was primarily due to our decision in the third quarter of 2015 to cease writing space business.
Nine Months Ended September 30: Gross premiums written were $632.5 million and $605.2 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $27.3 million. Premiums written in the casualty, marine and workers' compensation lines increased by $14.9 million, $40.1 million and $22.2 million, respectively, as a result of selective growth in new business, partly due to new business written by underwriters we hired in late 2015. This was partially offset by the decreases in the property and aerospace lines of $30.8 million and $19.1 million, respectively. Premiums written in the property line were higher in 2015 due to an initial assumption of in-force unearned premium of $31.0 million under quota share agreements with Sussex upon its acquisition. The reason for the decrease in the aerospace line is noted in the three month discussion above.
Net Premiums Earned:
The following table provides net premiums earned by line of business for the StarStone segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Casualty	$56,943	$53,763	$3,180	$165,693	$136,904	$28,789
Marine	41,056	30,996	10,060	115,291	83,100	32,191
Property	30,135	34,772	(4,637)	96,275	88,682	7,593
Aerospace	18,359	22,907	(4,548)	51,973	58,543	(6,570)
Workers' Compensation	24,100	20,095	4,005	66,478	56,622	9,856
Total	$170,593	$162,533	$8,060	$495,710	$423,851	$71,859
Three Months Ended September 30: Net premiums earned for the StarStone segment for the three months ended September 30, 2016 increased from 2015 by $8.1 million to $170.6 million. The lines of business driving the increase were casualty, marine and workers' compensation which is consistent with the increases in premiums written for these lines.
Nine Months Ended September 30: Net premiums earned for the StarStone segment for the nine months ended September 30, 2016 increased from 2015 by $71.9 million to $495.7 million. The lines of business driving the increase were primarily casualty and marine. There was also a reduction in ceded reinsurance, primarily in the casualty line of business.
Net Incurred Losses and LAE:
Three Months Ended September 30: Net incurred losses and LAE for the three months ended September 30, 2016 and 2015 were $104.4 million and $96.4 million, respectively, an increase of $8.0 million. The increase was primarily attributable to the increase in net premiums earned. Net favorable prior year loss development for the three months ended September 30, 2016 and 2015 was $1.3 million and less than $0.1 million, respectively. The loss ratio for the three months ended September 30, 2016 increased by 1.8% to 61.3%, driven by increases in the marine, property and workers’ compensation lines of business.
Nine Months Ended September 30: Net incurred losses and LAE for the nine months ended September 30, 2016 and 2015 were $299.6 million and $253.6 million, respectively, an increase of $46.0 million. The increase was primarily attributable to the increase in net premiums earned. Net favorable prior year loss development for the nine months ended September 30, 2016 and 2015 was $4.8 million and $1.4 million, respectively. The loss ratios for the nine months ended September 30, 2016 and 2015 were relatively consistent at 60.8% and 59.8%, respectively; the increase of 1.0% was primarily in respect of the marine, property and workers’ compensation lines of business.
Acquisition Costs:
Three Months Ended September 30: Acquisition costs were $38.2 million and $32.8 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $5.4 million. The increase was primarily attributable to the increase in net premiums earned. The acquisition cost ratios for the three months ended September 30, 2016 and 2015 were 22.3% and 20.1%, respectively, an increase of 2.2% reflecting a change in the mix of business and and increased acquisition costs.
Nine Months Ended September 30: Acquisition costs were $102.7 million and $84.3 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $18.4 million. The increase was primarily attributable to the increase in net premiums earned. The acquisition cost ratios for the nine months ended September 30, 2016 and 2015 were 20.7% and 19.8%, respectively, an increase of 0.9% primarily reflecting a change in the mix of business.
General and Administrative Expenses:
Three and Nine Months Ended September 30: General and administrative expenses for the three months ended September 30, 2016 and 2015 were $24.4 million and $34.6 million, respectively. General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $85.8 million and $97.7 million, respectively. The decreases of $10.2 million and $11.9 million for the three and nine months ended September 30, 2016, respectively, were primarily due to lower professional and consulting fees, and the benefit of favorable movements in foreign exchange rates on our expenses that are denominated in British Pounds and translated into U.S. dollars. These reductions were partially offset by higher accruals for long-term equity-based compensation awards due to an increase in the share price during the year.
Noncontrolling Interest:
Three Months Ended September 30: Noncontrolling interest in earnings (losses) of the StarStone segment was $3.9 million and $(1.5) million for the three months ended September 30, 2016 and 2015, respectively. The increase was due to higher net earnings before noncontrolling interest for the three months ended September 30, 2016 compared with net losses before noncontrolling interest for the three months ended September 30, 2015. As of September 30, 2016 and 2015, Trident and Dowling had a combined 41.03% noncontrolling interest in the StarStone segment.
Nine Months Ended September 30: Noncontrolling interest in earnings of the StarStone segment was $17.5 million and $(1.3) million for the nine months ended September 30, 2016 and 2015, respectively. The increase was due to higher net earnings before noncontrolling interest for the nine months ended September 30, 2016 compared with net losses before controlling interest for the nine months ended September 30, 2015.

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
The following is a discussion and analysis of our results of operations for our Life and Annuities segment for the three and nine months ended September 30, 2016 and 2015, which are summarized below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
INCOME
Net premiums earned	$18,955	$21,453	$(2,498)	$56,595	$67,445	$(10,850)
Net investment income	16,618	15,879	739	46,152	36,531	9,621
Net realized and unrealized gains (losses)	362	625	(263)	4,284	568	3,716
Other income	605	268	337	1,536	1,147	389
	36,540	38,225	(1,685)	108,567	105,691	2,876
EXPENSES
Life and annuity policy benefits	21,753	22,989	(1,236)	62,511	73,926	(11,415)
Acquisition costs	2,602	5,333	(2,731)	7,808	11,338	(3,530)
General and administrative expenses	6,082	4,895	1,187	17,109	12,017	5,092
Interest expense	236	608	(372)	846	1,408	(562)
Net foreign exchange losses (gains)	145	98	47	478	(634)	1,112
	30,818	33,923	(3,105)	88,752	98,055	(9,303)
EARNINGS (LOSS) BEFORE INCOME TAXES	5,722	4,302	1,420	19,815	7,636	12,179
INCOME TAXES	(630)	(1,773)	1,143	(1,207)	(2,998)	1,791
NET EARNINGS (LOSS) ATTRIBUTABLE TO ENSTAR GROUP LIMITED	$5,092	$2,529	$2,563	$18,608	$4,638	$13,970
Overall Results:
Three Months Ended September 30: Net earnings were $5.1 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $2.6 million. The increase was primarily due to lower acquisition costs of $2.7 million and lower policy benefits of $1.2 million, partially offset by lower premiums earned of $2.5 million.

Nine Months Ended September 30: Net earnings were $18.6 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $14.0 million. The increase was primarily due to higher net investment income in the nine months ended September 30, 2016, including $11.3 million of net earnings from the life settlements business, acquired by us from Wilton Re Limited in May 2015. Life settlements income was comprised of $16.8 million from policy maturity events, offset by policy impairments $3.6 million and expenses of $1.9 million. Investment results are separately discussed below in "Investments."

Net Premiums Earned:
A summary of our net premiums earned by type of major product is below. In general, net premiums earned are expected to reduce at approximately 15% to 20% per annum as we run-off this business.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Direct life insurance	$6,338	$6,897	$(559)	$23,110	$20,251	$2,859
Assumed life reinsurance	6,532	5,348	1,184	13,673	15,299	(1,626)
Credit life and disability	6,085	9,208	(3,123)	19,812	31,895	(12,083)
	$18,955	$21,453	$(2,498)	$56,595	$67,445	$(10,850)
Three Months Ended September 30: Net premiums earned were $19.0 million and $21.5 million for the three months ended September 30, 2016 and 2015, respectively. The decrease in credit life and disability premiums of $3.1 million included a decrease of $1.3 million related to our strategic decision to utilize the cancellation option on certain credit products in the third quarter of 2015. Net premiums earned in direct life insurance included $1.0 million related to Alpha Insurance for the three months ended September 30, 2016. We acquired Alpha Insurance in November 2015.
Nine Months Ended September 30: Net premiums earned were $56.6 million and $67.4 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in credit life and disability premiums of $12.1 million included a decrease of $6.3 million in the nine months ended September 30, 2016 related to our strategic decision to utilize the cancellation option on certain credit products in the third quarter of 2015. Net premiums earned in direct life insurance included $3.7 million related to Alpha Insurance for the nine months ended September 30, 2016, which was offset by reduced premiums in other life businesses.
Life and Annuity Policy Benefits:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Annuity benefits paid	$10,441	$12,408	$(1,967)	$31,396	$34,122	$(2,726)
Life and disability benefits paid	17,732	18,542	(810)	56,192	61,072	(4,880)
Total benefits paid	28,173	30,950	(2,777)	87,588	95,194	(7,606)
Change in annuity benefit reserves	(4,671)	(5,293)	622	(9,597)	(13,455)	3,858
Change in life and disability reserves	(3,579)	(4,993)	1,414	(20,968)	(15,353)	(5,615)
Amortization of fair value adjustments	1,830	2,325	(495)	5,488	7,540	(2,052)
Total change in reserves	(6,420)	(7,961)	1,541	(25,077)	(21,268)	(3,809)
Life and annuity policy benefits	$21,753	$22,989	$(1,236)	$62,511	$73,926	$(11,415)
Three Months Ended September 30: Life and annuity policy benefits were $21.8 million and $23.0 million for the three months ended September 30, 2016 and 2015, respectively. The decrease of $1.2 million is consistent with the run-off of policyholders in both the annuity and life business, and was primarily comprised of a decrease in annuity policy benefits of $1.3 million and an increase in life and disability policy benefits of $0.6 million.
Annuity policy benefits decreased by $1.3 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. Annuity policy benefits during the three months ended September 30, 2016 were $5.8 million, comprised of benefits paid of $10.4 million, partially offset by a reduction in reserves of $4.7 million. Annuity policy benefits during the three months ended September 30, 2015 were $7.1 million, comprised of benefits paid of $12.4 million, partially offset by a reduction in reserves of $5.3 million.
Life and disability policy benefits increased by $0.6 million for the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. Life and disability policy benefits during the three months ended September 30, 2016 were $14.1 million, comprised of benefits paid of $17.7 million, partially offset by a reduction in reserves of $3.6 million. Life and disability policy benefits during the three months ended September 30, 2015 were

$13.5 million, comprised of benefits paid of $18.5 million, partially offset by a reduction in reserves of $5.0 million. The increase in life and disability policy benefits from 2015 to 2016 was primarily due to claims relating to Alpha Insurance, which were not included in the comparative period, and the cancellation of certain credit products on the Pavonia business.
Nine Months Ended September 30: Life and annuity policy benefits were $62.5 million and $73.9 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease of $11.4 million is consistent with the run-off of policyholders in both the annuity and life business, and was primarily comprised of a decrease in life and disability policy benefits of $10.5 million, partially offset by an increase in annuity policy benefits of $1.1 million.
Annuity policy benefits increased by $1.1 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. Annuity policy benefits during the nine months ended September 30, 2016 were $21.8 million, comprised of benefits paid of $31.4 million, partially offset by a reduction in reserves of $9.6 million. Annuity policy benefits during the nine months ended September 30, 2015 were $20.7 million, comprised of benefits paid of $34.1 million, partially offset by a reduction in reserves of $13.5 million.
Life and disability policy benefits decreased by $10.5 million for the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. Life and disability policy benefits during the nine months ended September 30, 2016 were $35.2 million, comprised of benefits paid of $56.2 million, partially offset by a reduction in reserves of $9.6 million. Life and disability policy benefits during the nine months ended September 30, 2015 were $45.7 million, comprised of benefits paid of $61.1 million, partially offset by a reduction in reserves of $15.4 million. The decrease in life and disability policy benefits from 2015 to 2016 was primarily as a result of a decrease in premiums earned, as well as the cancellation of certain credit products, partially offset by claims relating to Alpha Insurance, which were not included in the comparative period.
Acquisition Costs:
Three Months Ended September 30: Acquisition costs for the three months ended September 30, 2016 and 2015 were $2.6 million and $5.3 million, respectively. In the three months ended September 30, 2016, the commissions on credit business were lower by $2.8 million, partially offset by $0.1 million of commissions on the Alpha Insurance business, which were not included in the comparative period. Commissions on credit business in the three months ended September 30, 2015 included $2.3 million related to a contractual re-pricing of a block of term life business.
Nine Months Ended September 30: Acquisition costs for the nine months ended September 30, 2016 and 2015 were $7.8 million and $11.3 million, respectively. In the nine months ended September 30, 2016, the commissions on credit business were lower by $4.0 million primarily related to a contractual re-pricing of a block of term life business in 2015.
General and Administrative Expenses:
Three Months Ended September 30: General and administrative expenses were $6.1 million and $4.9 million for the three months ended September 30, 2016 and 2015, respectively. The increase of $1.3 million for the three months ended September 30, 2016 primarily related to expenses of Alpha Insurance which was acquired in December 2015.
Nine Months Ended September 30: General and administrative expenses were $17.1 million and $12.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $5.2 million for the nine months ended September 30, 2016 primarily related to the timing of acquisitions occurring in 2015 after September 30, 2015; namely $3.8 million relating to Alpha Insurance. In addition, the nine months ended September 30, 2015 included the release of a previously accrued acquisition date liability of $1.8 million attributable to the finalization with the seller of the purchase price for the Pavonia business.

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
Invested assets, including cash and cash equivalents, were $8.7 billion and $8.8 billion as at September 30, 2016 and December 31, 2015, respectively. Invested assets were maintained at a relatively consistent level reflecting cash used in operations offset by increased valuations and improved investment performance during the year.
A description of our investment strategies is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Composition of Investment Portfolio By Asset Class
The following table summarizes the fair value and composition of our investment portfolio by asset class as at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Fair Value				Fair Value
	Investment Grade (1)	Non-Investment Grade (2)	Total	%	Investment Grade (1)	Non-Investment Grade (2)	Total	%
	(in thousands of U.S. dollars)
Fixed maturity and short-term investments, trading and available-for-sale
U.S. government & agency	$831,902	$—	$831,902	11.1%	$775,798	$—	$775,798	10.4%
Non-U.S. government	404,724	—	404,724	5.4%	415,995	28,791	444,786	6.0%
Corporate	2,629,919	158,529	2,788,448	37.2%	2,673,311	138,755	2,812,066	37.8%
Municipal	18,777	—	18,777	0.3%	28,174	—	28,174	0.4%
Residential mortgage-backed	471,878	937	472,815	6.3%	390,809	1,153	391,962	5.3%
Commercial mortgage-backed	245,374	38,773	284,147	3.8%	241,208	43,367	284,575	3.8%
Asset-backed	584,121	70,916	655,037	8.7%	577,280	65,804	643,084	8.7%
Total	5,186,695	269,155	5,455,850	72.8%	5,102,575	277,870	5,380,445	72.4%

Fixed maturity investments, held-to-maturity
U.S. government & agency	20,940	17	20,957	0.3%	19,288	33	19,321	0.3%
Non-U.S. government	28,249	—	28,249	0.4%	39,058	—	39,058	0.5%
Corporate	753,719	71	753,790	10.1%	710,546	146	710,692	9.6%
Total	802,908	88	802,996	10.8%	768,892	179	769,071	10.4%

Equities
U.S.			112,699	1.5%			108,793	1.5%
International			7,651	0.1%			7,148	0.1%
Total			120,350	1.6%			115,941	1.6%

Other investments
Private equity funds			254,561	3.4%			254,883	3.4%
Fixed income funds			255,665	3.4%			291,736	3.9%
Fixed income hedge funds			105,145	1.4%			109,400	1.5%
Equity funds			175,896	2.3%			147,390	2.0%
Multi-strategy hedge fund			102,646	1.4%			99,020	1.3%
Real estate debt fund			—	—%			54,829	0.7%
CLO equities			67,648	0.9%			61,702	0.8%
CLO equity funds			14,593	0.2%			13,928	0.2%
Call options on equities			8,500	0.1%			—	—%
Other			1,042	—%			1,144	—%
Total			985,696	13.1%			1,034,032	13.8%

Other investments
Life settlements			127,047	1.7%			130,268	1.8%

Total investments	$5,989,603	$269,243	$7,491,939	100.0%	$5,871,467	$278,049	$7,429,757	100.0%

(1)	Investment Grade are securities with a rating of BBB- or higher.

(2)	Non-Investment Grade included non-rated securities with a fair value of $40.3 million and $44.1 million as at September 30, 2016 and December 31, 2015, respectively.
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

Composition of Invested Assets By Segment
Across all of our segments, we strive to structure our investments in a manner that recognizes our liquidity needs for future liabilities. In that regard, we attempt to correlate the maturity and duration of our investment portfolio to our general liability profile. If our liquidity needs or general liability profile unexpectedly change, we may adjust the structure of our investment portfolio to meet our revised expectations. The following tables summarize the composition of total invested assets by segment as at September 30, 2016 and December 31, 2015:

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
September 30, 2016
Short-term investments, trading, at fair value	$115,854	$—	$3,826	$—	$119,680
Short-term investments, available-for-sale, at fair value	—	286	—	506	792
Fixed maturities, trading, at fair value	3,377,484	54,033	1,254,242	350,295	5,036,054
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	762,602	762,602
Fixed maturities, available-for-sale, at fair value	3,270	161,407	—	134,647	299,324
Equities, trading, at fair value	107,961	—	7,784	4,605	120,350
Other investments, at fair value	841,427	—	128,758	15,511	985,696
Other investments, at cost	—	—	—	129,431	129,431
Total investments	4,445,996	215,726	1,394,610	1,397,597	7,453,929
Cash and cash equivalents	855,503	79,062	266,810	85,534	1,286,909
Total invested assets	$5,301,499	$294,788	$1,661,420	$1,483,131	$8,740,838
Duration	1.83	1.27	1.90	6.05	2.54
Average Credit Rating	A+	AA-	AA-	A	A+

	Non-life Run-off	Atrium	StarStone	Life and Annuities	Total
	(in thousands of U.S. dollars)
December 31, 2015
Short-term investments, trading, at fair value	$72,163	$—	$12,941	$2,246	$87,350
Short-term investments, available-for-sale, at fair value	—	1,848	—	6,774	8,622
Fixed maturities, trading, at fair value	3,444,752	37,000	1,204,376	304,666	4,990,794
Fixed maturities, held-to-maturity, at amortized cost	—	—	—	790,866	790,866
Fixed maturities, available-for-sale, at fair value	6,464	181,027	—	106,188	293,679
Equities, trading, at fair value	102,412	—	9,083	4,446	115,941
Other investments, at fair value	856,555	—	123,735	53,742	1,034,032
Other investments, at cost	—	—	—	133,071	133,071
Total investments	4,482,346	219,875	1,350,135	1,401,999	7,454,355
Cash and cash equivalents	1,007,889	52,735	199,597	73,043	1,333,264
Total invested assets	$5,490,235	$272,610	$1,549,732	$1,475,042	$8,787,619
Duration	1.69	1.80	2.09	5.95	2.39
Average Credit Rating	A+	AA-	AA-	A+	A+
Credit Quality and Maturity Profiles
As at September 30, 2016 and December 31, 2015, our investment portfolio had an average credit quality rating of A+. As at September 30, 2016 and December 31, 2015, our fixed maturity investments rated lower than BBB- comprised 3.1% and 3.1% of our total investment portfolio, respectively. A detailed schedule of average credit ratings by asset class as at September 30, 2016 is included in "Note 3 - Investments - Credit Ratings" of our unaudited condensed consolidated financial statements within Item 1 of this Quarterly Report on Form 10-Q.
Schedules of maturities for our fixed maturity securities are included in "Note 3 - Investments" of our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.

Eurozone Exposure
As at September 30, 2016 and December 31, 2015 we owned $17.9 million and $17.3 million, respectively, of investments in fixed maturity securities issued by the sovereign governments of Italy, Ireland and Spain. These investments are held by Alpha Insurance, which we acquired during 2015.
Investment Results - Consolidated
Note on comparability with prior period disclosures: In our consolidated statement of earnings we have added a new line captioned "other income," and for the three and nine months ended September 30, 2015 we have reclassified $7.1 million and $17.7 million, respectively, from net investment income to other income. These reclassifications were primarily related to income from recoveries on acquired insolvent debts and had no impact on net earnings. Comparability between periods is also impacted by our acquisitions and significant new business as described in Notes 3 and 4 of our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and "Note 2 - Significant New Business" of our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. In addition, we record interest on funds held, such as for the Allianz transaction, in net investment income. For the purposes of the below analysis of our annualized investment book yield and financial statement portfolio return, we have excluded interest on funds held because funds held is not included in our definition of invested assets.
The following table summarizes our investment results for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)			(in thousands of U.S. dollars)
Net investment income	$57,546	$40,796	$16,750	$171,832	$105,867	$65,965
Interest on funds held	(7,333)	(174)	(7,159)	(22,570)	(163)	(22,407)
Net investment income (excluding funds held)	50,213	40,622	9,591	149,262	105,704	43,558
Net realized and unrealized gains (losses)	70,422	(15,130)	85,552	146,373	16,641	129,732

Annualized Investment Book Yield
Annualized net investment income (excluding funds held)	200,852	162,488	38,364	199,016	140,939	58,077
Average aggregate invested assets, at cost(1)	8,656,245	9,018,306	(362,061)	8,717,262	8,553,944	163,318
Annualized investment book yield	2.32%	1.80%	0.52%	2.28%	1.65%	0.63%

Financial Statement Portfolio Return
Total financial statement return(2)	120,635	25,492	95,143	295,635	122,345	173,290
Average aggregate invested assets, at fair value(1)	8,712,877	8,970,383	(257,506)	8,719,792	8,533,569	186,223
Financial statement portfolio return	1.38%	0.28%	1.10%	3.39%	1.43%	1.96%
(1) These amounts are an average of the amounts disclosed in our quarterly U.S. GAAP consolidated financial statements.
(2) This is the sum of net investment income (excluding interest on funds held) and net realized and unrealized gains (losses) from our U.S. GAAP consolidated financial statements.
Three Months Ended September 30: Net investment income, excluding the increase in interest on funds held of $7.2 million, increased by $9.6 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increase of 52 basis points in the book yield we obtained on our assets, partially offset by a decrease in average invested assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
The increase of $85.6 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $65.2 million in 2016 compared to net unrealized losses of $13.9 million in 2015, and an increase in net realized gains of $6.5 million. The increase in net unrealized gains in the three months ended September 30, 2016 was primarily due to an increase in the valuations of our other investments, including our investments in private equity funds, equity funds and CLO equities.

Nine Months Ended September 30: Net investment income, excluding the increase in interest on funds held of $22.4 million, increased by $43.6 million during the nine months ended September 30, 2016 due to an increase of $163.3 million in our average invested assets and an increase of 63 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies. This included an increase of $7.4 million in income on life settlements during the nine months ended September 30, 2016 compared to 2015.
The increase of $129.7 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $140.4 million in 2016 compared to net unrealized losses of $1.9 million in 2015, offset by a decrease in net realized gains of $12.5 million. The increase in net unrealized gains in the nine months ended September 30, 2016 was primarily due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the nine months ended September 30, 2016. The realized gains in 2015 related to sales of equity securities.
Investment Results - By Segment
The following tables summarize our investment results by segment for the three and nine months ended September 30, 2016, and 2015. These tables have been prepared on a basis consistent with the consolidated table above.
Non-life Run-off

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$35,346	$20,776	$14,570	$109,157	$58,208	$50,949
Interest on funds held	(7,333)	(174)	(7,159)	(22,570)	(163)	(22,407)
Net investment income (excluding funds held)	28,013	20,602	7,411	86,587	58,045	28,542
Net realized and unrealized gains (losses)	70,374	(12,589)	82,963	119,925	17,763	102,162

Annualized Investment Book Yield
Annualized net investment income (excluding funds held)	112,052	82,408	29,644	115,449	77,393	38,056
Average aggregate invested assets, at cost	5,273,600	5,830,144	(556,544)	5,362,138	5,431,969	(69,831)
Annualized investment book yield	2.12%	1.41%	0.71%	2.15%	1.42%	0.73%

Financial Statement Portfolio Return
Total financial statement return	98,387	8,013	90,374	206,512	75,808	130,704
Average aggregate invested assets, at fair value	5,291,419	5,811,165	(519,746)	5,360,559	5,421,110	(60,551)
Financial statement portfolio return	1.86%	0.14%	1.72%	3.85%	1.40%	2.45%
Three Months Ended September 30: Net investment income, excluding the increase in interest on funds held of $7.2 million, increased by $7.4 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to an increase of 71 basis points in the book yield we obtained on our assets, partially offset by a decrease in average invested assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
The increase of $83.0 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $66.7 million in 2016 compared to net unrealized losses of $11.5 million in 2015 and an increase in net realized gains of $4.8 million. The increase in net unrealized gains in the three months ended September 30, 2016 was primarily due to an increase in the valuations of our other investments, including our investments in private equity funds, equity funds and CLO equities.
Nine Months Ended September 30: Net investment income, excluding the increase in interest on funds held of $22.4 million, increased by $28.5 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to an increase of 73 basis points in the book yield we obtained on those assets.

The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
The increase of $102.2 million in net realized and unrealized gains (losses) was comprised of net unrealized gains of $117.6 million in 2016 compared to net unrealized gains of $1.7 million in 2015, offset by a decrease in net realized gains of $13.7 million. The increase in net unrealized gains in the nine months ended September 30, 2016 was primarily due to an increase in the valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the nine months ended September 30, 2016. The realized gains in 2015 related to sales of equity securities.
Atrium

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$853	$546	$307	$2,042	1,576	$466
Net realized and unrealized gains (losses)	(38)	27	(65)	70	156	(86)

Annualized Investment Book Yield
Annualized net investment income	3,412	2,184	1,228	2,723	2,101	622
Average aggregate invested assets, at cost	288,605	278,111	10,494	290,736	308,379	(17,643)
Annualized investment book yield	1.18%	0.79%	0.39%	0.94%	0.68%	0.26%

Financial Statement Portfolio Return
Total financial statement return	815	573	242	2,112	1,732	380
Average aggregate invested assets, at fair value	285,872	272,285	13,587	287,228	302,433	(15,205)
Financial statement portfolio return	0.29%	0.21%	0.08%	0.74%	0.57%	0.17%
Three and Nine Months Ended September 30: Atrium's investment results were relatively consistent for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Despite average invested assets being lower than last year for the nine months ended September 30, 2016, investment results improved due to an increase in book yield due to the changing mix in asset allocation as we executed on our investment strategies.
StarStone

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$5,478	$3,998	$1,480	$16,511	$10,187	$6,324
Net realized and unrealized gains (losses)	(276)	(3,193)	2,917	22,094	(1,846)	23,940

Annualized Investment Book Yield
Annualized net investment income	21,912	15,992	5,920	22,015	13,583	8,432
Average aggregate invested assets, at cost	1,620,631	1,525,592	95,039	1,588,648	1,484,845	103,803
Annualized investment book yield	1.35%	1.05%	0.30%	1.39%	0.91%	0.48%

Financial Statement Portfolio Return
Total financial statement return	5,202	805	4,397	38,605	8,341	30,264
Average aggregate invested assets, at fair value	1,617,229	1,522,360	94,869	1,577,541	1,483,569	93,972
Financial statement portfolio return	0.32%	0.05%	0.27%	2.45%	0.56%	1.89%
Three Months Ended September 30: StarStone's investment results were relatively consistent for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Nine Months Ended September 30: Net investment income increased by $6.3 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase of $103.8 million in average invested assets and an increase of 48 basis points in the book yield we obtained on those assets. The increase in yield was primarily due to the changing mix in asset allocation as we executed on our investment strategies.
Net realized and unrealized gains (losses) increased by $23.9 million during the nine months ended September 30, 2016, primarily due to the increase in valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the nine months ended September 30, 2016.
Life and Annuities

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Increase (decrease)	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Net investment income	$16,618	$15,879	$739	$46,152	$36,531	$9,621
Net realized and unrealized gains (losses)	362	625	(263)	4,284	568	3,716

Annualized Investment Book Yield
Annualized net investment income	66,472	63,516	2,956	61,536	48,708	12,828
Average aggregate invested assets, at cost	1,473,409	1,384,509	88,900	1,475,740	1,328,767	146,973
Annualized investment book yield	4.51%	4.59%	(0.08)%	4.17%	3.67%	0.50%

Financial Statement Portfolio Return
Total financial statement return	16,980	16,504	476	50,436	37,099	13,337
Average aggregate invested assets, at fair value	1,518,357	1,364,573	153,784	1,494,464	1,326,457	168,007
Financial statement portfolio return	1.12%	1.21%	(0.09)%	3.37%	2.80%	0.57%
Three Months Ended September 30: The Life and Annuities segment's investment results were relatively consistent for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Nine Months Ended September 30: Net investment income increased by $9.6 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, primarily due to an increase in income from life settlements of $7.4 million.
The increase of $3.7 million in net realized and unrealized gains was primarily due to an increase in the valuations of fixed maturity securities as treasury yields moved lower and credit spreads tightened during the nine months ended September 30, 2016.

Liquidity and Capital Resources
Overview
Enstar aims to generate cash flows from our insurance operations and investments, preserve sufficient capital for future acquisitions, and develop relationships with lenders who provide borrowing capacity at competitive rates.
Our capital resources as at September 30, 2016 included shareholders' equity of $2.8 billion, redeemable noncontrolling interest of $0.5 billion classified as temporary equity, and loans payable of $0.6 billion. The redeemable noncontrolling interest may be settled in the future in cash or Enstar ordinary shares, at our option. Based on our current loss reserves position, our portfolios of in-force insurance and reinsurance business, and our investment positions, we believe we are well capitalized.
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
Cash and Cash Equivalents
As at September 30, 2016 and December 31, 2015, we had total cash and cash equivalents, and restricted cash and cash equivalents of approximately $1.3 billion. We expect our cash flows, together with our existing capital base and cash and investments acquired on the purchase of insurance and reinsurance subsidiaries, to be sufficient to meet cash requirements and to operate our business. For a description of our sources and uses of cash in our holding company and operating companies, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2015. Our cash and cash equivalents are comprised mainly of cash, high graded fixed deposits, commercial paper with maturities of less than three months and money market funds.
As of September 30, 2016, we had $769.0 million of cash and cash equivalents, excluding restricted cash that supports insurance operations, and included in this amount was $477.6 million held by foreign subsidiaries outside of Bermuda. Based on our group's current corporate structure with a Bermuda domiciled parent company and the jurisdictions in which we operate, if the cash and cash equivalents held by our foreign subsidiaries were to be distributed to us, as dividends or otherwise, such amounts would not be subject to incremental income taxes, however in certain circumstances withholding taxes may be imposed by some jurisdictions, including the United States. Based on existing tax laws, regulations and our current intentions, there was no accrual as of September 30, 2016 for any material withholding taxes on dividends or other distributions, as described in "Note 16 - Taxation" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
The following table summarizes our consolidated cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Increase (decrease)
	(in thousands of U.S. dollars)
Cash provided by (used in):
Operating activities	$(238,169)	$(537,451)	$299,282
Investing activities	221,138	352,034	(130,896)
Financing activities	(32,202)	258,347	(290,549)
Effect of exchange rate changes on cash	(3,653)	(10,280)	6,627
Net increase (decrease) in cash and cash equivalents	(52,886)	62,650	(115,536)
Cash and cash equivalents, beginning of period	821,925	963,402	(141,477)
Cash and cash equivalents, end of period	$769,039	$1,026,052	$(257,013)
Details of our consolidated cash flows are included in "Item 1. Financial Statements - Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited)."

2016 versus 2015: Cash from operating activities included net sales (purchases) of trading securities of $26.6 million and ($499.3) million for the nine months ended September 30, 2016 and 2015, respectively. Excluding the activity on trading securities, cash (used in) provided by operating activities was ($264.8) million and ($38.2) million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in operating activities is largely a result of the timing of loss payments across all of our segments.
Cash provided by investing activities for the nine months ended September 30, 2016 primarily related to the net cash inflow from other investments of $86.1 million and an increase in restricted cash of $101.3 million related to the Coca-Cola transaction, as described in "Note 2 - Significant New Business" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. The net cash inflow from investing activities was utilized in operating activities and financing activities during the period. Cash provided by investing activities for the nine months ended September 30, 2015 primarily related to an increase in restricted cash of $370.4 million, mostly related to the transaction with Voya as described in "Note 4 - Significant New Business" in our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.
Cash utilized in financing activities for the nine months ended September 30, 2016 was not significantly changed, with net drawdowns of $1.7 million under the Enstar Group Limited ("EGL") Revolving Credit Facility and repayments of $30.5 million related to the Sussex term loan (the "Sussex Facility"). During the nine months ended September 30, 2015, we fully drew down $109.0 million on the Sussex Facility to fund 50% of the consideration payable for the acquisition of Sussex, and repaid $5.0 million of the outstanding principal on the Sussex Facility. In the same period there were also net drawdowns under the EGL Revolving Credit Facility of $305.2 million primarily utilized for the acquisition of certain subsidiaries from Wilton Re Limited, to fund trusts for the Voya transaction, and for the purchase of noncontrolling interests of $150.4 million which is also shown as a cash flow used in financing activities. These transactions are described in "Note 3 - Acquisitions" and "Note 4 - Significant New Business" and "Note 14 - Noncontrolling Interests", respectively, in the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015.
Investments
As at September 30, 2016 and December 31, 2015, we had total investments of approximately $7.5 billion.
For information regarding our investments, refer to "Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments."
Reinsurance Balances Recoverable
As at September 30, 2016 and December 31, 2015, we had reinsurance balances recoverable of approximately $1.3 billion and $1.5 billion, respectively.
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
Funds Held by Reinsured Companies
As at September 30, 2016 and December 31, 2015, we had funds held by ceding companies of approximately $1.1 billion and $0.1 billion, respectively. The increase was due to the completion on March 31, 2016 of our transaction with Allianz to reinsure portfolios of Allianz's run-off business. In accordance with this transaction, which had an effective date of January 1, 2016, there were $1.0 billion of funds held by Allianz as at September 30, 2016, and we received a fixed rate of investment income for the nine months ended September 30, 2016 and thereafter we will receive a return based upon an underlying portfolio of investments. For information regarding credit risk, refer to "Item 3. Quantitative and Qualitative Disclosures About Market Risk - Credit Risk - Funds Held by Reinsured Companies" of this Quarterly Report on Form 10-Q.

Loan Facilities
We utilize loan facilities primarily for acquisitions and, from time to time, for general corporate purposes. For information regarding our loan facilities, including our loan covenants, refer to "Note 11 - Loans Payable" in the notes to our consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q. Under our facilities, loans payable as of September 30, 2016 and December 31, 2015 were $570.6 million and $600.3 million, respectively.
Our main facility is the EGL Revolving Credit Facility, originated on September 16, 2014 for a five-year term, and amended on February 27, 2015, February 15, 2016 and on August 5, 2016. This facility is among the Company and certain of its subsidiaries, as borrowers and as guarantors, and various financial institutions. We are permitted to borrow up to an aggregate of $665.0 million, with an option to obtain additional commitments of up to $166.25 million. The individual outstanding loans under the facility are unsecured short-term floating rate loans with an interest rate of LIBOR plus an applicable margin. As at September 30, 2016, $159.8 million of the $665.0 million total capacity was available for use under the EGL Revolving Credit Facility. During the nine months ended September 30, 2016, our borrowing included €75.0 million to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros.
We also have the Sussex Facility, a four-year term loan, that was originated on December 24, 2014 with two financial institutions. We repaid $30.5 million under this facility during the nine months ended September 30, 2016. As at September 30, 2016 the outstanding principal under this facility was $63.5 million.
Contractual Obligations
The following table summarizes, as of September 30, 2016, our future payments under contractual obligations and estimated payments for losses and LAE and policy benefits by expected payment date and updates the table on page 79 of our Annual Report on Form 10-K for the year ended December 31, 2015. The table excludes short-term liabilities and includes only obligations that are expected to be settled in cash.

	Total	Less than 1 Year	1 - 3 years	3 - 5 years	More than 5 Years
	(in millions of U.S. dollars)
Operating Activities
Estimated gross reserves for losses and LAE (1)	$6,211.5	$1,296.5	$1,948.1	$886.8	$2,080.1
Policy benefits for life and annuity contracts (2)	2,120.9	76.0	150.0	139.8	1,755.1
Operating lease obligations	53.5	11.1	20.6	13.4	8.4
Investing Activities
Investment commitments	122.8	66.2	32.0	24.6	—
Financing Activities
Loan repayments (including estimated interest payments)	636.1	17.4	618.7	—	—
Total	$9,144.8	$1,467.2	$2,769.4	$1,064.6	$3,843.6

(1)
The reserves for losses and LAE represent management’s estimate of the ultimate cost of settling losses. The estimation of losses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid in any such period can be significantly different from the amounts disclosed above. The amounts in the above table represent our estimates of known liabilities as of September 30, 2016 and do not take into account corresponding reinsurance recoverable amounts that would be due to us. Furthermore, certain of the reserves included in the unaudited condensed consolidated financial statements as of September 30, 2016 were acquired by us and initially recorded at fair value with subsequent amortization, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect the fair value adjustment in the amount payable.

(2)
Policy benefits for life and annuity contracts recorded in our unaudited condensed consolidated balance sheet as at September 30, 2016 of $1,280.0 million are computed on a discounted basis, whereas the expected payments by period in the table above are the estimated payments at a future time and do not reflect a discount of the amount payable.

For additional information relating to our commitments and contingencies, see "Note 18 - Commitments and Contingencies" in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
At September 30, 2016, we did not have any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.
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
The following table summarizes the aggregate hypothetical change in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, in our fixed maturity and short-term investments portfolio classified as trading and available-for-sale as at September 30, 2016 and December 31, 2015:

	Interest Rate Shift in Basis Points
As at September 30, 2016	-100	-50	—	+50	+100
	(in millions of U.S. dollars)
Total Market Value	$5,642	$5,563	$5,456	$5,406	$5,333
Market Value Change from Base	3.4%	2.0%	—	(0.9)%	(2.3)%
Change in Unrealized Value	$186	$107	$—	$(50)	$(123)

As at December 31, 2015	-100	-50	—	+50	+100
Total Market Value	$5,544	$5,478	$5,381	$5,351	$5,292
Market Value Change from Base	3.0%	1.8%	—	(0.6)%	(1.7)%
Change in Unrealized Value	$163	$97	$—	$(30)	$(89)
Actual shifts in interest rates may not change by the same magnitude across the maturity spectrum or on an individual security and, as a result, the impact on the fair value of our fixed maturity securities and short-term investments portfolio may be materially different from the resulting change in value indicated in the table above.
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
Fixed Maturity and Short-Term Investments
As a holder of fixed maturity and short-term investments, we also have exposure to credit risk as a result of investment ratings downgrades or issuer defaults. In an effort to mitigate this risk, our investment portfolio consists primarily of investment grade-rated, liquid, fixed maturity investments of short-to-medium duration. A table of credit ratings for our fixed maturity and short-term investments is in "Note 3 - Investments" in the notes to our unaudited condensed consolidated financial statements included within Part I, Item 1 of this Quarterly Report on Form 10-Q. As at September 30, 2016, approximately 47.5% of our fixed maturity and short-term investment portfolio was rated AA or higher by a major rating agency (December 31, 2015: 47.0%) with 4.3% rated lower than BBB- (December 31, 2015: 3.1%). The portfolio as a whole had an average credit quality rating of A+ as at September 30, 2016 (December 31, 2015: A+). In addition, we manage our portfolio pursuant to guidelines that follow what we believe are prudent standards of diversification. The guidelines limit the allowable holdings of a single issue and issuers and, as a result, we do not believe we have significant concentrations of credit risk.
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
Funds Held by Reinsured Companies
Under funds held arrangements, the reinsured company has retained funds that would otherwise have been remitted to our reinsurance subsidiaries. The funds balance is credited with investment income and losses payable are deducted. We are subject to credit risk if the reinsured company is unable to honor the value of the funds held balances, such as in the event of insolvency. However, we generally have the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by us to the reinsured for losses payable and other amounts contractually due. We routinely monitor the creditworthiness of reinsured companies with whom we have funds held arrangements. We have a significant concentration of $1.0 billion to one reinsured company which has financial strength credit ratings of A+ from A.M. Best and AA from Standard & Poor's.
Equity Price Risk
Our portfolio of equity investments, including the equity funds and call options on equities included in other investments (collectively, "equities at risk"), has exposure to equity price risk, which is the risk of potential loss in fair value resulting from adverse changes in stock prices. Our global equity portfolio is correlated with a blend of the S&P 500 and MSCI World indices, and changes in this blend of indices would approximate the impact on our portfolio. The fair value of our equities at risk at September 30, 2016 was approximately $304.7 million (December 31, 2015: $263.3 million). At September 30, 2016, the impact of a 10% decline in the overall market prices of our equities at risk would be approximately $30.5 million (December 31, 2015: $26.3 million), on a pre-tax basis.
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
Through our subsidiaries located in various jurisdictions, we conduct our insurance and reinsurance operations in a variety of non-U.S. currencies. The functional currency for the majority of our subsidiaries is the U.S. dollar. Fluctuations in foreign currency exchange rates relative to a subsidiary's functional currency will have a direct impact on the valuation of our assets and liabilities denominated in other currencies. All changes in foreign exchange rates, with the exception of non-U.S. dollar denominated investments classified as available-for-sale, are recognized in foreign exchange gains (losses) in our consolidated statements of earnings. Changes in foreign exchange rates relating to non-U.S. dollar denominated investments classified as available-for-sale are recorded in unrealized gains (losses) on investments, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity.
We have exposure to foreign currency risk through our ownership of European, British, Canadian, and Australian subsidiaries whose functional currencies are the Euro, British pound, Canadian dollar, and Australian dollar, respectively. The foreign exchange gain or loss resulting from the translation of their financial statements from functional currency into U.S. dollars is recorded in the currency translation adjustment account, which is a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the nine months ended September 30, 2016, we borrowed Euros under the EGL Revolving Credit Facility to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currency is denominated in Euros. During the three months ended September 30, 2016, we entered into forward exchange contracts to hedge the foreign currency exposure on our net investment in certain of our subsidiaries whose functional currencies are denominated in Canadian and Australian dollars. The loan and the forward contracts are discussed in "Note 11 - Loans Payable" and "Note 5 - Derivative Instruments", respectively, in the notes to our unaudited condensed consolidated financial statements included within Item 1 of this Quarterly Report. We utilize hedge accounting to record the foreign exchange gain or loss on these instruments in the currency translation account.
Our total net foreign currency exposure as of September 30, 2016 and December 31, 2015 was $97.6 million and $291.8 million, respectively. The impact of a 10% movement in the U.S. dollar would result in a change in value of $9.8 million and $29.2 million, respectively, portions of which would be reflected in earnings, the currency translation adjustment component of shareholder’s equity or redeemable noncontrolling interest. Our net foreign currency exposure included $63.3 million and $99.4 million, respectively, related to our subsidiaries whose functional currency is U.S. dollars.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that we maintained effective disclosure controls and procedures to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as specified in the rules and forms of the U.S. Securities and Exchange Commission and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about ordinary shares acquired by the Company during the three months ended September 30, 2016, which are related to shares withheld from employees in order to facilitate the payment of withholding taxes on restricted shares. The Company does not have a share repurchase program.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
July 1, 2016 - July 31, 2016	—	$—	$—	$—
August 1, 2016 - August 31, 2016	902	$159.19	$—	$—
September 1, 2016 - September 30, 2016	—	$—	$—	$—
Total	902		$—	$—

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2016.

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
10.1
Restatement Agreement for Revolving Credit Facility Agreement, dated August 5, 2016, among Enstar Group Limited and certain of its subsidiaries, National Australia Bank Limited, Barclays Bank PLC, Lloyds Bank plc, SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 11, 2016).

10.2*+	Form of Restricted Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan.
10.3*+	Form of Performance Stock Unit Award Agreement under the Enstar Group Limited 2016 Equity Incentive Plan.
10.4*+	Enstar Group Limited Amended and Restated Employee Share Purchase Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files.
________________________________
*     filed herewith
** furnished herewith
+     denotes management contract or compensatory arrangement